Form 10-K405
period 1994-12-31
CITIZENS & NORTHERN CORP
filed 1995-03-28
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC   20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994          COMMISSION FILE NO. 0-16084
                          -----------------                              -------

                         CITIZENS & NORTHERN CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                          23-2451943
- ------------------------                        --------------------------------
(State of Incorporation)                        (Employer Identification Number)


ADDRESS OF PRINCIPAL EXECUTIVE OFFICE: THOMPSON STREET
                                       -------------------
                                       RALSTON, PA   17763
                                       -------------------

MAILING ADDRESS OF EXECUTIVE OFFICE:  90-92 MAIN STREET
                                      ---------------------
                                      WELLSBORO, PA   16901
                                      ---------------------

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE):  717-265-6171
                                                             ------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
                                                                      ----

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $1.00 A SHARE
                     -------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes   X     No
                                             ---       ---


Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                      [ X ]

The number of shares outstanding of the issuer's class of common stock as of March 1, 1995:
- -------------

                     $1.00 Par Value              4,962,456 Shares
                                                  ---------


The aggregate market value of the registrant's common stock held by
non-affiliates at March 1, 1995:              $95,527,278
                  -------------               -----------

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the Year Ended December 31, 1994 (Annual Report) are incorporated by reference into Parts I and II

Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 18, 1995 (Proxy Statement) are incorporated by reference into Part III

Location in Form 10-K                   Incorporated Information
- ---------------------                   ------------------------
PART II

Item 5.   Market for Registrant's       Page 37 of the Annual Report
          Common Stock and Related
          Stockholder Matters

Item 6.   Selected Financial Data       Pages 37 and 38 of the Annual Report

Item 7.   Management's Discussion and   Page 21 through 36 of the Annual
          Analysis of the Financial     Report
          Condition and Results of
          Operations

Item 8.   Financial Statements and      Page 3 through 20 and page 37 of the
          Supplementary Data            Annual Report

PART III

Item 10.  Directors and Executive       Page 2 through 6 of the Proxy
          Officers of the Registrant    Statement

Item 11.  Executive Compensation        Page 6 through 8 of the Proxy
                                        Statement

Item 12.  Security Ownership of         Page 2 through 6 of the Proxy
          Certain Beneficial Owners     Statement
          and Management

Item 13.  Certain Relationships and     Page 18 of the Annual Report
          Related Transactions          Page 11 of the Proxy Statement




                 Number of pages, not including Cover Page, is 8

                                     PART I

ITEM 1.   BUSINESS

     The information appearing in the Annual Report under the caption "Description of Business" on page 44 is herein incorporated by reference.

REGULATION AND SUPERVISION

THE CORPORATION

     The Corporation is a one-bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve Board and must comply with the reporting requirements of the Federal Bank Holding Company Act.

     A one-bank or multi-bank holding company is prohibited under Section 3(a)(3) of the Act from acquiring either directly or indirectly 5% or more of the voting shares of any bank or bank holding company without prior Board approval. Additionally, Section 3(a)(3) prevents, without prior Board approval, an existing bank holding company from increasing its ownership in an existing subsidiary bank unless a majority (greater than 50 percent) of the shares are already owned (Section 3(a)(B)). A bank holding company which owns more than 50 percent of a bank's shares may buy and sell those shares freely without Board approval, provided the ownership never drops to 50 percent or less. If the holding company owns 50 percent or less of a bank's shares, prior Board approval is required before each additional acquisition of shares takes place until ownership exceeds 50 percent.

     Under current Pennsylvania law, which became effective March 4, 1990, bank holding companies located in any state may acquire banks and bank holding companies located in Pennsylvania provided that the laws of such state grant reciprocal rights to Pennsylvania bank holding companies and that 75% of the domestic deposits are located in a state granting reciprocity.

THE BANK

     The Bank is a state chartered nonmember bank, supervised by and under the reporting requirements of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

ITEM 2.   PROPERTIES

     The Bank fully owns fifteen (15) banking offices as listed below. All offices have been modernized to meet the demands for the Bank's services and to give a pleasant and comfortable atmosphere in which to conduct the Bank's business.

     1.   Executive Offices - 90-92 Main Street, Wellsboro, PA   16901
     2.   Corporate Headquarters - Thompson Street, Ralston, PA   17763
     3.   428 South Main Street, Athens, PA   18810
     4.   111 Main Street, Dushore, PA   18614
     5.   Main Street, East Smithfield, PA   18817
     6.   Main Street, Elkland, PA   16920
     7.   Route 49, Knoxville, PA  16928
     8.   Main Street, Laporte, PA   18626
     9.   Route 15, Liberty, PA   16930

    10.   Route 220, Monroeton, PA   18832
    11.   R.D.#2, Sayre, PA   18840
    12.   Route 15, Tioga, PA   16946
    13.   428 Main Street, Towanda, PA   18848
    14.   Elmira and East Main Street, Troy, PA   16947
    15.   Route 6, Wysox, PA   18854

     All offices offer a full range of banking services, except the Monroeton office, which does not offer safe deposit boxes.

     There are no encumbrances against any of the properties owned by the Bank.

ITEM 3.   LEGAL PROCEEDINGS

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The information appearing in the Annual Report under the caption "Supplementary Financial Data" on page 37 and the "Summary of Quarterly Financial Data" on page 39 is herein incorporated by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The "Five Year Summary of Operations" on page 38 of the Annual Report is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing in the Annual Report under the caption "Management's Discussion and Analysis of the Financial Condition and Results of Operations" on pages 21 through 36, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements (and footnotes thereto) and the Summary of Quarterly Financial Data presented in the Annual Report is herein incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Corporation's Proxy Statement dated March 20, 1995, is herein incorporated by reference.

     (b) Identification of Executive Officers. The information appearing under the caption "Corporation's and Bank's Executive Officers" on pages 5 through 6 of the Corporation's Proxy Statement dated March 20, 1995, is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" on page 8 of the Corporation's Proxy Statement dated March 20, 1995, is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Election of Directors" on pages 2 through 4 and under the caption "Corporation's and Bank's Executive Officers" on pages 5 through 6 of the Corporation's Proxy Statement is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing in footnote 12 to the Consolidated Financial Statements included on page 18 in the Annual Report is herein incorporated by reference.

     Information appearing under the caption "Certain Transactions" on page 11 of the Corporation's Proxy Statement is herein incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1.) The following consolidated financial statements and reports are set forth in Item 8.

                                                                            Page
                                                                            ----

          Report of Independent Certified Public Accountants                  20
          Financial Statements:
               Consolidated Balance Sheet - December 31, 1994 and 1993         3
               Consolidated Statement of Income - Years Ended
                    December 31, 1994, 1993 and 1992                           4

                                                                           Page
                                                                           ----

               Consolidated Statement of Changes in Stockholders' Equity -
                    Years Ended December 31, 1994, 1993 and 1992              5
               Consolidated Statement of Cash Flows - Years
                    Ended December 31, 1994, 1993 and 1992                    6
               Notes to Consolidated Financial Statements                7 - 20

     (2.)      Financial statement schedules are either omitted because
inapplicable or included in the financial statements or related notes. Individual financial statements of Bucktail Life Insurance Company, a consolidated subsidiary have been omitted, as neither the assets nor the income from continuing operations before taxes exceed ten percent of the consolidated totals.

     (3.)      Exhibits (numbered as in Item 601 of Regulation S-K)

           2.       Plan of Acquisition, Reorganization,
                    Arrangement, Liquidation or Succession        Not applicable

           3.(i)    Articles of Incorporation                                  *

           3.(ii)   Bylaws of the Registrant                                   *

           4.       Articles of Incorporation of the
                    Registrant as currently in effect                          *

           9.       Voting Trust Agreement                        Not applicable

          10.       Material Contracts                            Not applicable

          11.       Statement re Computation of Per Share
                    Earnings                                      Not applicable

          12.       Statements re Computation of Ratios           Not applicable

          13.       Annual Report to Shareholders

          16.       Letter re Change in Certifying Accountant     Not applicable

          18.       Letter re Change in Accounting Principles     Not applicable

          21.       List of Subsidiaries                                       8

          22.       Published Report Regarding Matters
                    Submitted to Vote of Security Holders         Not applicable

          23.       Consents of Experts and Counsel               Not applicable

          24.       Power of Attorney                             Not applicable

          27.       Financial Data Schedules                                None

          28.       Information from Reports Furnished to
                    State Insurance Regulatory Authorities        Not applicable

          99.       Additional Exhibits                           Not applicable

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1994.

* omitted in the interest of brevity

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CITIZENS & NORTHERN CORPORATION

  March 20, 1995              By:  WILLIAM K. FRANCIS        /S/
- ------------------                ----------------------------------
              Date                William K. Francis
                                  Chairman, President and Chief
                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  March 20, 1995              By:  JAMES W. SEIPLER          /S/
- ------------------                ----------------------------------
              Date                James W. Seipler
                                  Treasurer

BOARD OF DIRECTORS

J. ROBERT BOWER      /S/                     LAWRENCE F. MASE     /S/
- ----------------------------                 ----------------------------
J. Robert Bower                              Lawrence F. Mase

R. ROBERT DECAMP     /S/                     ROBERT J. MURPHY     /S/
- ----------------------------                 ----------------------------
R. Robert DeCamp                             Robert J. Murphy

R. JAMES DUNHAM      /S/                     EDWARD H. OWLETT, III /S/
- ----------------------------                 ----------------------------
R. James Dunham                              Edward H. Owlett, III

ADELBERT E. ELDRIDGE /S/                     F. DAVID PENNYPACKER /S/
- ----------------------------                 ----------------------------
Adelbert E. Eldridge                         F. David Pennypacker

WILLIAM K. FRANCIS   /S/                     LEONARD SIMPSON      /S/
- ----------------------------                 ----------------------------
William K. Francis                           Leonard Simpson

LAURENCE R. KINGSLEY /S/                     HOWARD W. SKINNER    /S/
- ----------------------------                 ----------------------------
Laurence R. Kingsley                         Howard W. Skinner

EDWARD L. LEARN      /S/                     DONALD E. TREAT      /S/
- ----------------------------                 ----------------------------
Edward L. Learn                              Donald E. Treat

JOHN H. MACAFEE      /S/
- ----------------------------
John H. Macafee

                                  EXHIBIT INDEX

 3.(i) Articles of Incorporation of the Registrant as currently in effect are herein incorporated by reference to Exhibit D to Registrant's Form S-4, Registration Statement dated March 27, 1987.

 3.(ii) Bylaws of the Registrant as currently in effect are herein incorporated by reference to Exhibit E to Registrant's Form S-4, Registration Statement dated March 27, 1987.

 4. Articles of Incorporation of the Registrant as currently in effect are herein incorporated by reference to Exhibit D to Registrant's Form S-4, Registration Statement dated March 27, 1987.

10. Page 29 of Registrant's Form S-4, Registration Statement dated March 27, 1987, is herein incorporated by reference.

13.       Annual Report to Shareholders

21.       List of Subsidiaries

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Citizens & Northern Corporation

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries ("Corporation") as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens &
Northern Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Corporation changed its methods of accounting for securities and income taxes in 1993. Also, as described in Note 10 to the financial statements, the Corporation changed its method of accounting for postretirement health care insurance benefits and life insurance benefits in 1992.

                                   /S/ PARENTE, RANDOLPH, ORLANDO, CAREY
                                                  & ASSOCIATES

                                   PARENTE, RANDOLPH, ORLANDO,
                                   CAREY & ASSOCIATES

Williamsport, Pennsylvania
January 23, 1995