Form 10-Q
period 1995-03-31
CITIZENS & NORTHERN CORP
filed 1995-05-12
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)


                      FOR THE QUARTER ENDED: MARCH 31, 1995



                         COMMISSION FILE NUMBER: 0-16084
                                                 -------


                        CITIZENS AND NORTHERN CORPORATION

                     STATE OF INCORPORATION:   PENNSYLVANIA

                I.R.S. EMPLOYER IDENTIFICATION NUMBER: 23-2451943
                                                       ----------


       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE) : 717-724-3411
                                                             ------------


              ADDRESS OF PRINCIPAL EXECUTIVE OFFICE: THOMPSON  STREET
                                                     ----------------
                                                     RALSTON, PA 17763
                                                     -----------------


            MAILING ADDRESS OF EXECUTIVE OFFICE:  90-92 MAIN STREET
                                                  -----------------
                                                  WELLSBORO, PA 16901
                                                  -------------------


Indicate by check mark whether the registrant (1) has filled all reports required to be filed by section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes  X   No
                                                    ----     ----


        As of  April 1 1995    5,066,516  COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part I -  Financial Information
Item 1.   Financial Statements

            CONSOLIDATED BALANCE SHEET


                                               March 31,  December 31,
    (In Thousands)                                 1995           1994
                                             -------------------------
                                             (Unaudited)      (Audited)
    ASSETS
    Cash & Due From Banks                        11,898         11,572
    Interest Bearing Deposits                     1,091            835
                                             -------------------------
         Total Cash and Cash Equivalents         12,989         12,407
    Available-for-Sale Securities               274,113        260,624
    Held-to-Maturity Securities                   1,366          1,196
    Loans, Net                                  253,009        254,243
    Bank Premises and Equipment                   6,835          6,920
    Foreclosed Assets Held for Sale                 592            644
    Accrued Interest on Bonds and Loans           3,980          3,861
    Other Assets                                  4,206          6,583
                                             -------------------------
    TOTAL ASSETS                                557,090        546,478
                                             -------------------------
                                             -------------------------

    LIABILITIES
    Deposits:
        Noninterest Bearing                      40,734         42,855
        Interest-Bearing                        365,138        356,408
                                             -------------------------
              Total Deposits                    405,872        399,263
    Dividends Payable                               794            786
    Borrowed Funds                               94,500         98,500
    Accrued Interest and Other Liabilities        3,044          1,133
                                             -------------------------
    TOTAL LIABILITIES                           504,210        499,682

    STOCKHOLDERS' EQUITY
    Common Stock, Par Value $ 1.00 per Share      5,067          5,016
      Authorized 10,000,000; Issued
      5,066,516 and 5,016,352 in 1995
      and 1994, respectively
    Stock Dividend Distributable                                 1,016
    Paid in Capital                              11,574         10,610
    Retained Earnings                            40,675         39,743
                                             -------------------------
       Total                                     57,316         56,385
    Unrealized Holding Loss on
      Available-for-Sale Securities              (3,436)        (8,589)
    Less: Treasury Stock at Cost
       104,060 shares at March 31, 1995          (1,000)
       103,030 shares at December 31, 1994                      (1,000)
                                             -------------------------
    TOTAL STOCKHOLDERS' EQUITY                   52,880         46,796
                                             -------------------------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    557,090        546,478
                                             -------------------------
                                             -------------------------


            The accompanying notes are an integral part of the
                    consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Item 1. - Financial Information (continued)

              CONSOLIDATED STATEMENT OF INCOME


(Dollars in Thousands except Per Share Data)

                                                                       3 Months Ending              Fiscal Year to Date
                                                                            March 31,            3 Months Ending March 31,
                                                                        1995          1994             1995          1994
                                                                    (Current)   (Prior Year)        (Current)  (Prior Year)
                                                            --------------------------------------------------------------
 INTEREST INCOME
   Interest and Fees on Loans                                $         6,123  $      5,548  $         6,123  $      5,548
   Interest on Balances with Depository Institutions                       8            33                8            33
   Interest on Loans to Political Subdivisions                           101            69              101            69
   Interest on Federal Funds Sold                                         63             8               63             8
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                          3,630         3,550            3,630         3,550
      Tax Exempt                                                         627           679              627           679
      Dividends                                                          182           162              182           162
                                                             ---------------  ------------  ---------------  ------------
      Total Interest and Dividend Income                              10,734        10,049           10,734        10,049
 INTEREST EXPENSE
   Interest on Deposits                                                4,607         3,524            4,607         3,524
   Interest on Other Borrowings                                        1,488         1,081            1,488         1,081
                                                             ---------------  ------------  ---------------  ------------
   Total Interest Expense                                              6,095         4,605            6,095         4,605
                                                             ---------------  ------------  ---------------  ------------
   Interest Margin                                                     4,639         5,444            4,639         5,444

   Provision for Loan Losses                                             184           184              184           184
                                                             ---------------  ------------  ---------------  ------------
   Interest Margin After Provision for Possible Loan Losses            4,455         5,260            4,455         5,260
 OTHER INCOME
   Service Charges on Deposit Accounts                                   274           246              274           246
   Service Charges and Fees                                               63            61               63            61
   Trust Department Income                                               189           106              189           106
   Insurance Commissions, Fees and Premiums                              157           144              157           144
   Other Operating Income                                                 35           300               35           300
   Realized Gains on Available-for-Sale and
   Held-to-Maturity Securities, Net                                      774           542              774           542
                                                             ---------------  ------------  ---------------  ------------
   Total Other Income                                                  1,492         1,399            1,492         1,399
OTHER EXPENSES
   Salaries and Wages                                                  1,364         1,257            1,364         1,257
   Pensions and Other Employee Benefits                                  460           460              460           460
   Occupancy Expense, Net                                                180           187              180           187
   Furniture and Equipment Expense                                       152           126              152           126
   Other Operating Expense                                             1,491         1,356            1,491         1,356
                                                             ---------------  ------------  ---------------  ------------
   Total Other Expenses                                                3,647         3,386            3,647         3,386
                                                             ---------------  ------------  ---------------  ------------
   Income Before Income Tax Provision                                  2,300         3,273            2,300         3,273
   Income Tax Provision                                                  575           820              575           820
                                                             ---------------  ------------  ---------------  ------------
NET INCOME                                                   $         1,725  $      2,453  $         1,725  $      2,453
                                                             ---------------  ------------  ---------------  ------------
                                                             ---------------  ------------  ---------------  ------------
PER SHARE DATA:
NET INCOME                                                   $          0.35  $       0.49  $          0.35  $       0.49

 NUMBER SHARES USED IN COMPUTATION                                 4,962,456     4,962,456        4,962,456     4,962,456
 NUMBER SHARES ISSUED                                              5,066,516     5,016,352        5,066,516     5,016,352

 NUMBER SHARES AUTHORIZED                                         10,000,000    10,000,000       10,000,000    10,000,000
 DIVIDEND PER SHARE                                          $          0.16  $       0.15  $          0.16  $       0.15

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 1. Financial statements (continued)

             CONSOLIDATED STATEMENT OF CASH FLOWS


(In Thousands)                                                   Periods Ended March 31,
                                                                         1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $       1,725  $   2,453
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                                    184        184
    Realized (Gain), on Available-for-Sale and
    Held-to-Maturity Securities, Net                                     (774)      (542)
    Gain on Sale of Other Assets                                            -       (265)
    Provision for Depreciation                                            184        143
    Accretion and Amortization                                             78       (132)
    Deferred Income Tax                                                     -        (21)
   (Increase) in Accrued Interest
       Receivable and Other Assets                                       (397)    (2,410)
    Increase in Accrued Interest Payable and
       Other liabilities                                                1,917      3,296
- - ----------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                           2,917      2,706
- - ----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                28         33
  Purchase of Held-to-Maturity Securities                                (198)      (219)
  Proceeds from Sales of Available-for-Sale Securities                  1,435     36,571
  Proceeds from Maturities of Available-for-Sale Securities             5,016     16,382
  Purchase of Available-for-Sale Securities                           (11,434)   (47,239)
  Net Decrease in Loans                                                 1,050      1,099
  Proceeds from the Sale of Other Assets                                             265
  Purchase of Premises and Equipment                                      (99)      (269)
  Sale of Other Real Estate                                               162         42
  Purchase of Other RealEstate                                           (110)         -
- - ----------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                           (4,150)     6,665
- - ----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                              6,609        666
 (Decrease) in Short Term Borrowings                                  (14,000)    (7,333)
  Proceeds from Long Term Borrowings                                   10,000          -
  Dividends Declared                                                     (794)      (737)
- - ----------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities                        1,815     (7,404)
- - ----------------------------------------------------------------------------------------
INCREASE  IN CASH  AND CASH EQUIVALENTS                                   582      1,967
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           12,407     13,122
- - ----------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF PERIOD                             $      12,989  $  15,089
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                 $       8,688  $  18,197
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------
  Income Taxes Paid                                             $           2  $   2,851
- - ----------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CITIZENS AND NORTHERN CORPORATION - FORM  10-Q

Item 1.    Financial Statements  (continued)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1994 is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods.
        During the first quarter of 1995 the Corporation implemented SFAS No. 114 "Accounting by Creditors for impairment of a Loan". The pronouncement requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The implementation of this standard did not have a material impact on Corporation's balance sheet.
        At the regular annual meeting of the Corporation, the shareholders approved a Stock Incentive Plan. The shares of stock that may be issued under the Stock Incentive Plan shall not exceed in the aggregate 60,000 shares (subject to proportional adjustment to reflect increases or decreases resulting from stock splits, stock dividends and recapitalizations) of the Corporation's common stock, par value $1.00 per share. Such Stock utilized by the Stock Incentive Plan may be authorized and unissued capital stock of the Corporation or it may be such capital stock issued and subsequently reacquired by the Corporation as treasury stock.
     Certain 1994 information has been restated to reflect a 2 for 1 stock split in the form of a stock dividend on October 14, 1994.
     This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

                  CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's discussion and Analysis of Financial Condition and Results of Operations


EARNINGS OVERVIEW



        The Corporation reported net income for the quarter ending
March 31, 1995 of $ 1,725,000, or $ .35 per common share, this compares to $ 2,453,000 or $ .49 per share for the quarter ending March 31, 1994.
        The decline in net income reflects the increase in interest rates that occurred during 1994 as the Federal Reserve attempted to control inflation.
The net spread for the first quarter of 1995 was 2.75 percent compared to
3.67 percent for the comparable quarter in 1994.
        The directors and management of the Corporation expect that 1995 will be a profitable year, however profits are not expected to reach levels attained during 1994 and 1993.


NET INTEREST MARGIN
1995 / 1994

        The net spread between the rate of return on earning assets and the cost of interest bearing liabilities dropped from 3.67 percent for the quarter ending March 31, 1994 to 2.75 percent for the quarter ending March 31, 1995. The net spread for the quarter ending December 31, 1994 was 3.39 percent. The gross rate of return on earning assets for the quarters ending March 31, 1995, December 31, 1994 and March 31, 1994 was 8.10 percent, 7.91 percent and 7.81 percent, respectively. Even though the gross rate of return continues to increase as new and maturing assets reprice, the cost of interest bearing liabilities has been increasing at a faster rate, this is due to the much shorter maturity schedule of the liabilities. The gross cost of interest bearing liabilities respectively for the quarters ending March 31, 1995, December 31, 1994 and March 31, 1994 was
5.35 percent, 4.52 percent and 4.14 percent.
         Repriced liabilities that have the greatest impact on the net interest spread are Money Market accounts and Federal Home Loan Bank borrowings. Money market accounts account for approximately 20 percent of the interest bearing liabilities and reprice weekly. The average cost of those funds has increased 223 basis points since the end of March 1994. Other borrowings consist of Repurchase agreements and term borrowings. They comprise 20 percent of the interest bearing liabilities and the average rate paid on those liabilities has increased 156 basis points since March 31, 1994.
        Individual Retirement accounts also carry an interest rate that is higher than other institutions in our market area, however the Corporation considers the accounts core deposits which support a substantial portion of the loan portfolio and is therefore willing to pay a higher rate.
        It is expected that the net spread will stabilize during the second quarter of 1995 and gradually widen during the third and fourth quarters of 1995 as loans and other maturing assets begin to reflect higher rates. This assumption is based on the current interest rate structure and precludes further rate increases by the Federal Reserve Open Market Committee.
        Tables I and II are provided to reflect average balances and rates paid for the quarters ended March 31, 1995, December 31, 1994 and March 31, 1994 respectfully.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part 1 - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


TABLE I - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES IN INTEREST INCOME
                    AND INTEREST EXPENSE



                                                                          Quarters ended March 31, 1995/1994

(In Thousands)                                                           Change in      Change in      Total
                                                                           Volume         Rate        Change
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                          $            -  $         1  $         1
   Securities of Other U.S. Government Agencies and Corporations                 182            3          185
   Mortgage Backed Securities                                                   (309)         240          (69)
   Obligations of States and Political Subdivisions                               (4)         (48)         (52)
   Stock                                                                          16            4           20
   Other Securities                                                              (79)          42          (37)
- - ---------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                       (194)         242           48
- - ---------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities
   U. S. Treasury Securities                                                       -            -            -
   Securities of Other U.S. Government Agencies and Corporations                   -            -            -
   Mortgage Backed Securities                                                     (3)          (1)          (4)
   Obligations of States and Political Subdivisions                                -            -            -
   Stock                                                                           -            -            -
   Other Securities                                                                -            -            -
- - ---------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                           (3)          (1)          (4)
- - ---------------------------------------------------------------------------------------------------------------
Interest-bearing Due from Banks                                                   (5)         (20)         (25)
Federal Funds Sold                                                                48            7           55
Loans:
   Real Estate Loans                                                             405          140          545
   Consumer                                                                       (6)         (31)         (37)
   Agricultural                                                                    -            8            8
   Commercial/Industrial                                                          (3)          63           60
   Other                                                                          (3)           1           (2)
   Political Subdivisions                                                         25            7           32
   Leases                                                                          -            -            -
- - ---------------------------------------------------------------------------------------------------------------
    Total Loans                                                                  418          188          606
- - ---------------------------------------------------------------------------------------------------------------
Total Interest Income                                                            264          416          680
- - ---------------------------------------------------------------------------------------------------------------


INTEREST BEARING LIABILITIES
Interest Checking                                                                 97          116          213
Money Market                                                                     158          412          570
Savings                                                                          (16)           2          (14)
Certificates of Deposit                                                          (96)         193           97
Individual Retirement Accounts                                                   156           51          207
Other Time Deposits                                                               (1)          (2)          (3)
Federal Funds Purchased                                                         (203)          95         (108)
Other Borrowed Funds                                                             196          319          515
- - ---------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                           291        1,186        1,477
- - ---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                              (27)        (770)        (797)
- - ---------------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------------


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part  1 - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES


(In Thousands)                                                        Rate of                     Rate of                Rate of
                                                                      Return/                     Return/                 Return/
                                                                      Cost of                     Cost of                 Cost of
                                                                       funds                       funds                   funds

                                                           3/31/95       %         12/31/94          %         3/31/94       %
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                             $   2,511       5.17           2,512         5.10        2,513       5.03
   Securities of Other U.S. Government Agencies
    and Corporations                                        13,096       6.38           9,761         6.32        1,495       5.65
   Mortgage Backed Securities                              200,931       6.67         219,627         6.40      219,713       6.23
   Obligations of States and Political Subdivisions         40,501       6.28          40,464         6.56       40,757       6.76
   Stock                                                    13,467       5.48          13,010         5.12       12,301       5.33
   Other Securities                                          3,987       6.51           4,011         9.35        8,900       5.41
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                  274,493       6.52         289,386         6.39      285,679       6.22
- - ------------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities
   U. S. Treasury Securities                                     -          -              50         6.00            -          -
   Securities of Other U. S. Government
     Agencies and Corporations                                   -          -               -            -            -          -
   Mortgage Backed Securities                                1,074       7.17           1,185         7.34        1,263       7.30
   Obligations of States and Political Subdivisions              -          -               -            -            -          -
   Stock                                                         -          -               -            -            -          -
   Other Securities                                              -          -               -            -            -          -
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                      1,074       7.17           1,235         7.29        1,263       7.30
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing Due from Banks                              1,105       2.94           1,114         5.92        1,802       7.35
Federal Funds Sold                                           4,166       6.13             346         3.76          980       3.33
Loans:
   Real Estate Loans                                       196,770       8.89         185,535         8.61      178,312       8.50
   Consumer                                                 36,665      15.39          35,073        16.53       36,824      15.64
   Agricultural                                              3,045      10.26           3,028         9.78        3,036       9.12
   Commercial/Industrial                                    13,502      10.00          13,843         8.81       13,625       8.07
   Other                                                       203       7.99             272         6.99          343       6.42
   Political Subdivisions                                    6,276       6.53           5,244         6.01        4,695       5.87
   Leases                                                      139       8.75             152         8.55          152       9.03
- - ------------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                            256,600       9.84         243,147         9.72      236,987       9.53
Less Unearned Discount                                           -          -               -            -          (2)          -
 Net Loans & Leases                                        256,600       9.84         243,147         9.72      236,985       9.53
- - ------------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   537,428       8.10         535,227         7.91      526,709       7.81
Cash                                                        12,082          -          13,775            -       12,673          -
Securities Valuation Reserve                               (12,413)         -            (851)           -            -          -
Allowance for Possible Loan Losses                          (4,301)         -          (4,064)           -       (3,895)         -
Other Assets                                                 9,221          -           4,372            -        8,122          -
Bank Premises & Equipment                                    6,883          -           6,199            -        5,506          -
- - ------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                               548,910          -         554,658            -      549,115          -
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest Checking                                           50,222       3.72          41,061         3.31       39,663       2.54
Money Market                                                87,178       5.18          79,050         3.84       74,826       2.95
Savings                                                     41,341       3.06          53,853         2.50       53,290       2.48
Certificates of Deposit                                    105,166       5.05         109,174         4.43      112,908       4.35
Individual Retirement Accounts                              77,525       7.23          70,537         6.92       68,777       6.93
Other Time Deposits                                          2,285       2.66           2,555         2.39        2,426       3.04
Federal Funds Purchased                                      1,578       5.91          11,565         4.31       15,533       3.42
Other Borrowed Funds                                        96,167       6.18          92,614         5.17       83,292       4.62
- - ------------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                         461,462       5.35         460,409         4.52      450,715       4.14
Demand Deposits                                             38,561          -          39,282            -       37,225          -
 Other Liabilities                                           2,083          -           2,877            -        5,973          -
- - ------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                        502,106          -         502,568            -      492,913          -
Stockholders' Equity                                        54,997          -          52,629            -       55,202          -
- - ------------------------------------------------------------------------------------------------------------------------------------
Securities Valuation Reserve                                (8,193)                      (539)
- - ------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
   Equity                                                $ 548,910          -         554,658            -      549,115          -
- - ------------------------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                     2.75                         3.39                    3.67
                                                         ---------------------------------------------------------------------------

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part 1 - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



ALLOWANCE FOR POSSIBLE LOAN LOSSES


     The Allowance for Possible Loan Losses is a reserve established by management, which it believes will be adequate to absorb future loan losses based on management's assessment of the quality of the total loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.
     The assessment looks at portfolio quality and a review of historical charge-offs using a six year average. Portfolio quality is determined by regulatory and independent loan reviews. The Corporation employs an independent loan review specialist who reviews loans of a certain size criteria that is set by the Board of Directors. The review includes but is not limited to documentation, financial statements, tax returns and a cash flow analysis of each loan.
     Probably the most important tool used by management to determine portfolio quality is the "Watch List". The "Watch List" is a collection of loans that are now or have been substandard for a variety of reasons. The list is distributed to Branch Managers monthly for their review and update before going to the Board of Directors. The list also contains all nonperforming loans that for purposes of SFAS No. 114 are segregated for reserve purposes and valued at their observable collateral value.
     Other factors used to evaluate the reserve level are loan growth, economic conditions of the market area and peer group comparisons.
     Tables IV and V present a five year history of the Allowance for Possible Loan Losses and projection for the current year. Table V projects estimated losses using the last five years as a base. Years having abnormally large or low charge-offs are eliminated to present a realistic estimation. Table III provides reserve activity for the year-to-date, the most probable at year end and a worst case scenario which uses a historical average including years which had larger than normal losses.



                                     TABLE III

                              RESERVE FOR LOAN LOSSES
                                      RECONCILEMENT


                                              Actual           Actual           Probable        Worst Case
                                            Mar. 31, 1995    Dec. 31, 1994     Dec. 31, 1995    Dec. 31, 1995
                                            -------------    -------------     -------------    -------------
Beginning Balance January 1, 1994           4,228,741        3,816,982         4,228,741        4,228,741
Provision Charged to Earnings                 184,125          737,496           737,000          737,000
Recoveries                                     27,998          194,312           166,000          166,000
Charge-offs                                   (83,562)        (520,049)         (525,000)        (928,000)
                                           --------------------------------------------------------------
Ending Balance                              4,357,302        4,228,741         4,606,741        4,203,741
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------

CITIZENS AND NORTHERN - FORM 10-Q
Part  I   Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                              TABLE IV

                               LOAN LOSS HISTORY FOR THE PAST SIX YEARS
                                             (In Thousands)


                               1995 Est    1994        1993       1992            1991         1990         1989       AVERAGE
                               --------   -------     -------    -------         -------      -------     -------      -------
 *NET LOANS                     277,670   258,472     238,755    225,475         199,072      190,544     159,715      221,386
 NET CHARGE OFFS                    359       326         247        518           3,142          115         222          704
 ALLOWANCE BALANCE                4,607     4,229       3,817      3,356           2,548        2,539       2,284        3,340
 PROV FOR LN LOSSES                 737       737         708      1,326           3,151          326         275        1,037
 EARNINGS                         7,065     7,494       8,127      7,290           5,643        5,342       4,268        6,461
 EARNINGS COVERAGE
   OF NET CHG OFFS                 19.7 x    23.0 x      32.9 x     14.1 x           1.8 x       46.5 x      19.2 x        9.2 x
 ALLOWANCE COVERAGE
   OF NET CHG OFFS                 12.8 x    13.0 x      15.5 x      6.5 x           0.8 x       22.1 x      10.3 x        4.7 x
 ACCRUING LNS CONTR
 90 DAYS PAST DUE                 2,800     2,743       2,899      2,532           3,810        2,425       1,684         2699
 NET CHARGE OFFS AS
   A % OF PROVISION                48.7 %    44.2 %      34.9 %     39.1 %          99.7 %       35.3 %      80.7 %       67.9 %
 YEAR END NON-PERF                  650       624         843      1,351             417          309         264          637
 ALLOWANCE AS A %
   OF NET LOANS (1)                1.69 %    1.64 %      1.60 %     1.49 %          1.28 %       1.33 %      1.43 %       1.49 %
 PEER GROUP (2)                    1.60 %    1.65 %      1.82 %     1.42 %          1.44 %       1.34 %      1.32 %       1.77 %


 *GROSS LOANS LESS UNEARNED DISCOUNT

(1) At March 31, 1995
(2) At December 31, 1995



            TABLE  V
Reserve for Possible Loan Losses--Allocation


                                         1995 Est.    1994     1993     1992     1991     1990  Average Loss Ratio        Reserve
Commercial, and Agriculture                23,500   22,649   26,376   22,712   23,541   21,120   23,316  1.94836           457,865
Real Estate --Construction                  2,500    2,593    2,224      993      982    1,249    1,757        0                 0
Real Estate -- Mortgage                   200,000  193,095  170,532  162,434  136,716  121,987  164,127  0.01619            32,380
Credit cards and Related Plans              9,750    9,896    9,212    9,991    6,694    5,738    8,547  0.98951            96,477
All Other Loans to Individuals             31,000   30,094   30,282   29,182   31,762   35,605   31,321  0.44334           137,435
Lease Financing                               150      145      154      162      129      164      151  0.44334               665
Total                                     266,900  258,472  238,780  225,474  199,824  185,863  229,219        0                 0
Letter of Credit Commitments                4,500    4,415    5,046    4,670    N/A      N/A      4,658  1.94836            87,676
Other Commitments                                                                                                                0
Consumer                                   25,000   24,202   23,323   22,174    N/A      N/A     23,675  0.44334           110,835
Mortgage                                    9,600    9,566    9,466    9,117    N/A      N/A      9,437  0.01619             1,554
Commercial                                 10,000    9,901    9,790    5,670    N/A      N/A      8,840  1.94836           194,836
Fasb No. 114 Nonperforming Loans          165,127    N/A      N/A      N/A      N/A      N/A    165,127                    165,127
                                                                                            Total Reserve Allocation     1,284,851
                                                                                            Unallocated Portion          3,072,149
                                                                                                                         ---------
                                                                                            Total Reserve Balance        4,367,000
                                                                                                                         ---------

CITIZENS  AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OTHER INCOME
      The following table compares the major categories of other income for the periods ending March 31, 1995 and March 31 1994 and the amount and percentage of change by category.

                                             TABLE VI
                                 MAJOR CATEGORIES OF OTHER INCOME
                                         (In Thousands)

                                                Period Ended
                                                    March 31,      $         %
                                                1,995     1994   Change   Change
Service Charges on Deposit Accounts               274      246       28    11.38
Service Charges and Fees                           63       61        2     3.28
Trust Department Income                           189      106       83    78.30
Insurance Commissions, Fees and Premiums          157      144       13     9.03
Other Operating Income                             35      300     (265)  (88.33)
Realized Gains on Available-for-Sale and
Held-to-Maturity Securities, Net                  774      542      232    42.80
                                               ---------------------------------
Total Other Income                              1,492    1,399       93     6.65
                                               ---------------------------------
                                               ---------------------------------

     Other fees increased over 6 percent for the comparable periods. Service charges and fees increased $28,000 due to increased usage of deposit account services provided by the Bank. Trust Department fees increased 78 percent over the same period in 1994 , the increase was due to the settlement fees collected from the settlement of several large estates.
     Other operating income decreased significantly during the first quarter of 1995 when compared to the same period in 1994, this was due to a realized gain on the sale of an investment which had been classified as an other asset. The gain amounted to $265,000 and if the gain were excluded from the March 1994 total the two periods would have shown no change.
     Realized gains on the sale of Available-for-Sale investments amounted to $774,000 for the first quarter of 1995. The gain resulted from the sale of several equity securities which management felt had become overpriced or the Corporation had to divest themselves of the securities as they were not traded on a recognized exchange. The recorded gains in the first quarter of 1994 was also the result of stocks which had to sold as they were not listed stocks.

CITIZENS AND NORTHERN CORPORATION  -  FORM - 10Q
Part  I  -  Financial Information  (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)




OTHER EXPENSE

The following table compares the various categories of other expense for the periods ending March 31, 1995 and March 31, 1994



                                             TABLE VII
                                   MAJOR CATEGORIES OF OTHER EXPENSE
                                           (In Thousands)


                                                 Period Ended
                                                 December 31,      $         %
                                                1994     1993     Change   Change
Salaries and Wages                              1,364    1,257      107     8.51
Pensions and Other Employee Benefits              460      460        0     0.00
Occupancy Expense, Net                            180      187       (7)   (3.74)
Furniture and Equipment Expense                   152      126       26    20.63
Other Operating Expense                         1,491    1,356      135     9.96
                                               ---------------------------------
Total Other Expense                             3,647    3,386      261     7.71
                                               ---------------------------------
                                               ---------------------------------

     Salaries and wages increased just over 8 percent. The increase can be attributed to an increase in the number of full time equivalent employees and merit raises. The number of full time equivalent employees at March 31, 1994 was 187, compared to 196 at March 31, 1995. Merit raises effective January 1, 1995 were in the 5 to 6 percent range.
     Other categories of other expense reflecting large variances over last year were furniture and fixtures and other expense. The primary cause for the increase in this category was the purchase of a check imaging system which became operational in August of 1994. The cost of the system was approximately $900,000, which caused an increase in depreciation expense.
     Other expense increased $135,000 over the same period in 1994. There was no single large contributing factor to the increase, however FDIC expense, Pennsylvania Shares tax and Bank examination charges were up significantly over the same period last year.

STATEMENT OF CONDITION

     Average total assets of the Corporation for the quarter ending March 31, 1995 declined when compared to the quarter ending December 31, 1994. This was due to the sale of approximately $20,000,000 in Available-for-Sale securities and a reduction of the short term debt used to fund the investments. The sold investments consisted of Mortgage-backed investments and were sold in late December 1994. Total average assets increased nearly $13,000,000 when compared to the period ending March 31, 1994. The increase was due to an increase in average deposits of $13,263,000 since March 31, 1994. Average total deposits have increased $6,866,000 since year end 1994.
     Average total loans have increased $13,453,000 and $19,613,000 since December 31, 1994 and March 31, 1994 respectively, the increase is most notable in loans secured by real estate. Other loan categories remain relatively unchanged.
     Interest rate swings have caused wide fluctuations in the market value of the Available-for-Sale securities, thus causing large adjustment to the capital account. The net adjustment to capital for March 31, 1995, December 31, 1994 and March 31, 1994 was ($3,436,000), ($8,592,000) and ($733,000) respectively.
Interest rates have declined slightly and stabilized since March 31, 1995, which has further improved the market value.
     The Corporation's capital remains strong at 13.9 percent of total deposits and 10 percent of total assets on March 31, 1995. Including the net market value adjustment for the Available-fore-Sale securities the ratios would be 13 percent and 9.5 percent respectively. The ratio of capital to deposits and total assets at March 31, 1994 were 13.4 and 9.7 percent respectively. All capital ratios are well above regulatory requirements.
     The reader should refer to table II and table VIII on pages 8 and 14. Table II reflects average balances for the periods ending March 31, 1995, December 31, 1994 and March 31, 1994. Table VIII reflects the estimated market values of assets and liabilities at March 31, 1995.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part 1 - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                  TABLE VIII
                                           ESTIMATED MARKET VALUES
                                      FOR THE PERIOD ENDING MARCH 31, 1995


                                                  CARRYING         FAIR
                                                    VALUE         VALUE     DIFFERENCE
ASSETS

Loans:
     Gross Loans                                     257,366     263,709       6,343
     Less: Loan Loss Reserve                          (4,357)     (4,357)          0
Net Loans                                            253,009     259,352       6,343
Held-to-Maturity Securities
     U. S.  Government Securities                      1,366       1,346         (20)
Total Held-to-Maturity Securities                      1,366       1,346         (20)

LIABILITIES
Deposits:
     Money Market                                     87,477      87,318        (159)
     Interest Checking                                41,510      41,488         (22)
     Club Accounts                                     1,615       1,615           0
     Certificates of Deposit                         105,600     108,662       3,062
     Golden Passbook                                     999       1,074          75
     Regular/Key Savings                              49,472      53,200       3,728
     Individual Retirement Accounts                   78,465      81,881       3,416
Total Interest Bearing Deposits                      365,138     375,238      10,100
Borrowings:
     Fixed Rate Borrowings                            23,500      23,513          13
     Variable Rate Borrowings                         40,000      40,088          88
Total Borrowings                                      63,500      63,601         101
Federal Funds Purchased                                6,000       6,000           0
Repurchase Agreements                                 25,000      25,014          14

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part  I  -  Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND INTEREST RATE SENSITIVITY


     The Corporation's ability to absorb short term deposit fluctuations or unusually heavy loan demand, should they occur, are met by using a flexline of credit available through the Federal Home Loan Bank of Pittsburgh or by short term repurchase agreements. The flexline of credit provides the Corporation with a credit line which approximates 10 percent of total assets or about $50 million dollars. Repurchase agreements are secured with mortgage-backed instruments. The maturities of the repurchase agreements generally range from 30 to 90 days.
     At March 31, 1995 the Corporation was borrowing $31,000,000 on a short term basis and $43,500,000 in long term borrowings due to mature within 120 days. This short term borrowing creates a large negative gap which narrows the net interest spread and lowers the net interest margin in the short term. During the period from March 31, 1994 to March 31, 1995 interest rates have increased approximately 200 basis points, this will cause 1995 earning to decline slightly from the record earnings posted during 1993 and 1994.
     Rising interest rates also have a marked effect on the market value of the investment portfolio. At December 31, 1994 the market depreciation on the portfolio of Available-for-Sale securities amounted to $13,000,000, however as rates began to stabilize late in the first quarter of 1995 the market depreciation had declined to $ 5,205,000.
     The Corporation uses a computer model to measure the theoretical effect of interest rates swings on the market value and the net interest margin using a rate shock. The model shocks interest 400 basis points upward and downward. The reader should refer to pages 16 and 17 for a fuller understanding of the effect of interest rate movements.

CITIZENS AND NORTHERN CORPORATION FORM 10 - Q
Part  I   Financial Information (continued)
Item 2. Management's Discussion and Analysis of Condition and Results of Operations (continued)

                                            TABLE  IX
                     RATE SENSITIVE ASSETS AND RATE SENSITIVE LIABILITIES
                            FOR THE PERIOD ENDING AT MARCH 31, 1995


                                                   Greater     Greater    Greater     Greater
                                                   Than        Than       Than        Than
                                       3 Mos.      3-6         6-12       1-3         3-5
                                      or Less      Mos.        Mos.       Years       Years
ASSETS
Interest-Bearing Deposits                   991          -         100           -          -
"Available-for-Sale" Securities
     U.S. Treasury Securities             2,373          -           -           -          -
     U.S. Agency Securities              12,738          -           -           -          -
     Mortgage Backed Securities         195,399          -           -           -          -
     Municipals                          41,440          -           -           -          -
     Other Bonds                          4,444          -           -           -          -
     Stocks                              17,719          -           -           -          -
Total "Available-for-Sale" Securities   274,113          0           0           0          0
"Held-to-Maturity" Securities:
     U.S. Treasury Securities                 -          -           -           -        299
     Mortgage Backed Securities               -          -           -           -          -
Total "Held-to-Maturity" Securities:          -          -           -           -        299
Loans and Lease Financing:
     Real Estate-Construction             1,684          -           -           -          -
     Real Estate-Mortgage                46,245     13,767      32,710      23,793     21,450
     Consumer                             8,025      2,408       4,594       9,589      2,401
     Agriculture                            649        187         484       1,070        484
     Commercial                          10,212        390         676       1,136        650
     Other                                  172          2          21          28          -
     Political Subdivisions                 925        155         320       1,269      1,206
     Leases                                   9          9          18          72         39
Total Loans                              67,921     16,918      38,823      36,957     26,230
Less: Unearned Discount                       -          -           -           -          -
          Allowance for Loan Losses           -          -           -           -          -
- - ---------------------------------------
Net Loans and Leases                     67,921     16,918      38,823      36,957     26,230
- - ---------------------------------------------------------------------------------------------
Cash and Due From Banks                       -          -           -           -          -
- - ---------------------------------------
Other Assets                              3,980          -           -           -          -
- - -----------------------------------------------
Total Assets                            347,005     16,918      38,923      36,957     26,529
- - ---------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Interest Bearing Deposits:
     Money Market                        87,537          -           -           -          -
     NOW and SNOW                        41,510          -           -           -          -
     Christmas/Fund Clubs                   425          -       1,190           -          -
     CD's                                25,019     24,497      19,100      16,213     20,609
     Reg/Key Savings                          -          -           -           -          -
     GPS                                      -          -           -           -          -
     IRA's                                    -          -           -           -          -
Total Interest-Bearing Deposits         154,491     24,497      20,290      16,213     20,609
Demand Deposits                               -          -           -           -          -
Repurchase Agreements                    25,000          -           -           -          -
Federal Funds Purchased                   6,000          -           -           -          -
Borrowed Funds:
     Variable                            23,500          -           -           -          -
     Fixed                               40,000          -           -           -          -
- - ---------------------------------------------------------------------------------------------
Total Borrowed Funds                     63,500          0           0           0          -
- - ---------------------------------------------------------------------------------------------
Other Liabilities                           794          -           -           -          -
- - ---------------------------------------------------------------------------------------------
Stockholder's Equity                          -          -           -           -          -
- - ---------------------------------------------------------------------------------------------
Total Liabilities and Equity            249,785     24,497      20,290      16,213     20,609
Interest Rate Sensitivity Gap           $97,220    ($7,579)    $18,633     $20,744     $5,920
- - ---------------------------------------------------------------------------------------------


                                          Greater    Greater     Greater
                                          Than       Than        Than
                                          5-10       10-20       20          Non-
                                          Years      Years       Years     Interest      Total
ASSETS
Interest-Bearing Deposits                       -           -          -           -        1,091
"Available-for-Sale" Securities
     U.S. Treasury Securities                   -           -          -           -        2,373
     U.S. Agency Securities                     -           -          -           -       12,738
     Mortgage Backed Securities                 -           -          -           -      195,399
     Municipals                                 -           -          -           -       41,440
     Other Bonds                                -           -          -           -        4,444
     Stocks                                     -           -          -           -       17,719
Total "Available-for-Sale" Securities           0           0          -           0      274,113
"Held-to-Maturity" Securities:
     U.S. Treasury Securities                   -           -          -           -          299
     Mortgage Backed Securities                63         792        212           -        1,067
Total "Held-to-Maturity" Securities:           63         792        212           -        1,366
Loans and Lease Financing:
     Real Estate-Construction                                                      -        1,684
     Real Estate-Mortgage                  38,964      18,692          4           -      195,625
     Consumer                                 492          66      9,146           -       36,721
     Agriculture                              104          47          -           -        3,025
     Commercial                               165           -          -           -       13,229
     Other                                      -           -          -           -          223
     Political Subdivisions                 1,602       1,221         33           -        6,731
     Leases                                     -           -          -           -          147
Total Loans                                41,327      20,026      9,183           -      257,385
Less: Unearned Discount                         -           -          -         (19)         (19)
          Allowance for Loan Losses             -           -          -      (4,357)      (4,357)
                                        ---------------------------------------------------------
Net Loans and Leases                       41,327      20,026      9,183      (4,376)     253,009
                                        ---------------------------------------------------------
Cash and Due From Banks                         -           -          -      11,898       11,898
                                        ---------------------------------------------------------
Other Assets                                    -           -          -      11,633       15,613
                                        ---------------------------------------------------------
Total Assets                               41,390      20,818      9,395      19,155      557,090
                                        ---------------------------------------------------------

LIABILITIES AND EQUITY

Interest Bearing Deposits:
     Money Market                               -           -          -           -       87,537
     NOW and SNOW                               -           -          -           -       41,510
     Christmas/Fund Clubs                       -           -          -           -        1,615
     CD's                                     107           -          -           -      105,545
     Reg/Key Savings                            -           -     49,466           -       49,466
     GPS                                        -           -        999           -          999
     IRA's                                      -           -     78,466           -       78,466
Total Interest-Bearing Deposits               107           -    128,931           -      365,138
Demand Deposits                                 -           -          -      40,734       40,734
Repurchase Agreements                           -           -          -           -       25,000
Federal Funds Purchased                         -           -          -           -        6,000
Borrowed Funds:
     Variable                                   -           -          -           -       23,500
     Fixed                                      -           -          -           -       40,000
                                        ---------------------------------------------------------
Total Borrowed Funds                            -           -          -           -       63,500
                                        ---------------------------------------------------------
Other Liabilities                               -           -          -       3,044        3,838
                                        ---------------------------------------------------------
Stockholder's Equity                            -           -          -      52,880       52,880
                                        ---------------------------------------------------------
Total Liabilities and Equity                  107           -    128,931      96,658      557,090
Interest Rate Sensitivity Gap             $41,283     $20,818  ($119,536)   ($77,503)         ($0)
                                        ---------------------------------------------------------

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part 1 - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                           TABLE X

                                     RATE SHOCK ANALYSIS
                               COMPARISON OF EXECUTIVE SUMMARIES
                             FOR THE PERIOD ENDING MARCH 31, 1995
                                          (in thousands)

                        -4.00  -3.00  -2.00  -1.00  FLAT   1.00   2.00   3.00   4.00
INCOME STATEMENT

INTEREST INCOME
     LOANS             20,647 21,560 22,473 23,385 24,298 25,211 26,138 27,037 27,949
     INVESTMENTS       17,525 17,730 17,934 18,139 18,343 18,548 18,752 18,957 19,161

TOTAL INT INC          38,172 39,290 40,407 41,524 42,641 43,759 44,890 45,994 47,110

INTEREST EXPENSE
     DEPOSITS           7,039  9,923 12,808 15,692 18,577 21,461 24,345 27,230 30,114
     BORROWINGS         1,032  1,289  1,547  1,804  2,061  2,319  2,576  2,834  3,091
     F F PURCHASED      1,077  1,692  2,325  2,976  3,645  4,333  5,038  5,762  6,505

TOTAL INT EXP           9,148 12,904 16,680 20,472 24,283 28,113 31,959 35,826 39,710

NET INT INC BEF
RATE SWAPS/FIXTURES/
OTHER ADJUST           29,024 26,386 23,727 21,052 18,358 15,646 12,931 10,168  7,400

NET INT INC            29,024 26,386 23,727 21,052 18,358 15,646 12,931 10,168  7,400

MEMO:
NET INT INC
TAX EQUIV              30,413 27,759 25,087 22,397 19,689 16,962 14,217 11,453  8,670

LN LOSS PROV              737    737    737    737    737    737    737    737    737

NET AFTER PROV         28,287 25,649 22,990 20,315 17,621 14,909 12,194  9,431  6,663

OTHER OPER INC          1,950  1,950  1,950  1,950  1,950  1,950  1,950  1,950  1,950

OTHER OPER EXP         13,093 13,093 13,093 13,093 13,093 13,093 13,093 13,093 13,093

INC BEFORE TAXES       17,144 14,506 11,847  9,172  6,478  3,766  1,051 (1,712)(4,480)
TAXES                   4,913  4,025  3,131  2,231  1,325    412   (506)(1,431)(2,361)

NET INCOME             12,231 10,481  8,716  6,941  5,153  3,354  1,557   (281)(2,119)

DIVIDENDS               3,300  3,300  3,300  3,300  3,300  3,300  3,300  3,300  3,300

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part 1 - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                    TABLE XI
                                                RATE SHOCK ANALYSIS
                                         COMPARISON OF EQUITY MARKET VALUES
                                          FOR THE PERIOD ENDING MARCH 31, 1995
                                                    (in thousands)

                         -4.00    -3.00    -2.00    -1.00    FLAT      1.00     2.00      3.00      4.00
ASSETS
     BOOK VALUE         562,227  562,227  562,227  562,227  562,227   562,227  562,227   562,227   562,227
     MARKET VALUE       676,369  648,051  622,187  598,497  576,738   556,698  538,194   521,065   505,170

     CHANGE             114,142   85,824   59,960   36,270   14,511    (5,529) (24,033)  (41,162)  (57,057)

LIABILITIES
     BOOK VALUE         514,757  514,757  514,757  514,757  514,757   514,757  514,757   514,757   514,757
     MARKET VALUE       559,180  546,838  535,324  524,577  514,540   505,161  496,392   488,186   480,503

     CHANGE             (44,423) (32,081) (20,567)  (9,820)     217     9,596   18,365    26,571    34,254

EQUITY
     BEG BALANCE         47,471   47,471   47,471   47,471   47,471    47,471   47,471    47,471    47,471
     ASSET CHANGE       114,142   85,824   59,960   36,270   14,511    (5,529) (24,033)  (41,162)  (57,057)
     LIAB CHANGE        (44,423) (32,081) (20,567)  (9,820)     217     9,596   18,365    26,571    34,254

     MARKET VALUE       117,190  101,214   86,864   73,921   62,199    51,538   41,803    32,880    24,668

DURATION
     ASSETS               4.480    4.276    4.086    3.907    3.741     3.585    3.440     3.304     3.177
     LIABILITIES          2.898    2.807    2.720    2.637    2.557     2.480    2.406     2.336     2.270

     EQUITY              12.031   12.212   12.499   12.923   13.535    14.417   15.708    17.668    20.851



                                                  TABLE XII
                   CURRENT EXPOSURE TO HYPOTHETICAL CHANGES IN INTEREST RATES
                                FOR THE PERIOD ENDING MARCH 31, 1995

                                         PERCENTAGE CHANGE IN:


              CHANGES IN          NET INTEREST INCOME                 MV OF PORTFOLIO EQUITY
              INT RATES                 PROJECTED                           PROJECTED
              (BASIS POINTS)             CHANGE (%)                          CHANGE (%)
                   400                      -46.6                                -60.3
                   300                      -34.8                                -47.1
                   200                      -23.1                                -32.8
                   100                      -11.5                                -17.1
                     0                        0.0                                  0.0
                  -100                       11.4                                 18.8
                  -200                       22.8                                 39.7
                  -300                       34.1                                 62.7
                  -400                       45.3                                 88.4

MEMO:
   NET INTEREST INCOME PROJECTED UNDER CONSTANT INT RATES: 22,962.7 MARKET VALUE OF PORTFOLIO EQUITY UNDER CURRENT INT RATES: 62,198.7

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Part II  -  Other Information

Item 1.     Legal Proceedings

     Citizens and Northern is not a litigant in any pending material lawsuits.

     It is the opinion of the counsel of Citizens and Northern Corporation that minor lawsuits which are pending will not have a significant or materially detrimental effect on the capital of the Corporation or in any way effect the results of operations.


Item 6.   Exhibits and Reports on Form 8-K

a.      Exhibits filed as part of this report are listed below:

        Exhibit   1 -- Quarterly Report to Shareholders for period ending
March 31, 1995

b.       No reports on Form 8-K were filed during the period ending
March 31, 1995

                                 CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q


                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date May 5, 1995                        /s/ WILLIAM K FRANCIS
                                        -------------------------------------
                                        William K. Francis
                                        President and Chief Executive Officer


Date May 5, 1995                       /s/ JAMES W SEIPLER
                                       --------------------------------------
                                       James W. Seipler
                                       Treasurer
                                       (Chief financial Officer)