Form 10-Q
period 1995-06-30
CITIZENS & NORTHERN CORP
filed 1995-08-11
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549


                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)


                 FOR THE SIX MONTH PERIOD ENDED:  JUNE 30, 1995


                         COMMISSION FILE NUMBER:  0-6084

                        CITIZENS AND NORTHERN CORPORATION

                      STATE OF INCORPORATION:  PENNSYLVANIA

               I.R.S. EMPLOYER IDENTIFICATION NUMBER:  23-2451943

        REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE) : 717-724-3411

             ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:  THOMPSON STREET
                                                     RALSTON, PA 17763


             MAILING ADDRESS OF EXECUTIVE OFFICE:  90-92 MAIN STREET
                                                   WELLSBORO, PA.  16901


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  x    No
                                     -----     -----


As of August 1, 1995    5,066,516 COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Part I  -  Financial Information
Item 1.    Financial Statements


                           CONSOLIDATED BALANCE SHEET


                                                                                                 June 30,           December 31,
(In Thousands)                                                                                    1995                 1994
                                                                                              (Unaudited)            (Audited)

ASSETS
Cash & Due From Banks                                                                             13,033               11,572
Interest Bearing Deposits                                                                          1,101                  835
     Total Cash and Cash Equivalents                                                              14,134               12,407
Available-for-Sale Securities                                                                    291,601              260,624
Held-to-Maturity Securities                                                                        1,330                1,196
Loans, Net                                                                                       256,107              254,243
Bank Premises and Equipment                                                                        6,671                6,920
Foreclosed Assets Held for Sale                                                                      584                  644
Accrued Interest on Bonds and Loans                                                                3,857                3,861
Other Assets                                                                                       1,561                6,583
TOTAL ASSETS                                                                                     575,845              546,478


LIABILITIES
Deposits:
    Noninterest Bearing                                                                           42,462               42,855
    Interest - Bearing                                                                           370,504              356,408
          Total Deposits                                                                         412,966              399,263
Dividends Payable                                                                                    794                  786
Borrowed Funds                                                                                    99,500               98,500
Accrued Interest and Other Liabilities                                                             3,827                1,133
TOTAL LIABILITIES                                                                                517,087              499,682

STOCKHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                                                           5,067                5,016
  Authorized 10,000,000; Issued 5,066,516
  and 5,016,352 in 1995 and 1994, respectively
Stock Dividend Distributable                                                                                            1,016
Paid in Capital                                                                                   11,575               10,610
Retained Earnings                                                                                 41,547               39,743
   Total                                                                                          58,189               56,385
Unrealized Holding Loss on Available-for-Sale Securities                                           1,569               (8,589)
Less: Treasury Stock at Cost
   104,060  shares at June 30, 1995                                                               (1,000)                   -
   103,030** shares at December 31, 1994                                                                               (1,000)
TOTAL STOCKHOLDERS' EQUITY                                                                        58,758               46,796
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                         575,845              546,478


The accompanying notes are an integral part of the consolidated financial statements.

** Common stock adjusted to reflect 100% stock dividend issued October 1994


CITIZENS & NORTHERN CORPORATION - FORM 10-Q

                        CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands except Per Share Data)

                                                                     Fiscal Year to Date                       3 Months ending
                                                                   6 Months Ending June 30,                        June 30,
                                                                     1995          1994                     1995            1994
                                                                   (Current)    (Prior Year)              (Current)     (Prior Year)

INTEREST INCOME
  Interest and Fees on Loans                                         12,599        11,206                    6,460         5,658
  Interest on Balances with Depository Institutions                      23            41                       15             8
  Interest on Loans to Political Subdivisions                           208           144                      107            75
  Interest on Federal Funds Sold                                         63             8
  Income from Available-for-Sale and
     Held-to-Maturity Securities:
     Taxable                                                          7,320         7,349                    3,690         3,799
     Tax Exempt                                                       1,299         1,343                      672           664
     Dividends                                                          354           311                      172           149
     Total Interest and Dividend Income                              21,866        20,402                   11,116        10,353
INTEREST EXPENSE
  Interest on Deposits                                                9,414         7,294                    4,807         3,770
  Interest on Other Borrowings                                        2,816         2,289                    1,328         1,208
  Total Interest Expense                                             12,230         9,583                    6,135         4,978
  Interest Margin                                                     9,636        10,819                    4,981         5,375

  Provision for Loan Losses                                             368           369                      184           185
  Interest Margin After Provision for Possible Loan Losses            9,268        10,450                    4,797         5,190
OTHER INCOME
  Service Charges on Depssit Accounts                                   556           520                      282           274
  Service Charges and Fees                                              131           144                       68            83
  Trust Department Income                                               384           270                      195           164
  Insurance Commissions, Fees and Premiums                              313           275                      156           131
  Other Operating Income                                                 29           307                       10             7
  Realized Gains on Available-for-Sale and
  Held-to-Maturity Securities, Net                                      851           695                       77           153
  Total Other Income                                                  2,264         2,211                      788           812
OTHER EXPENSES
  Salaries and Wages                                                  2,728         2,484                    1,364         1,227
  Pensions and Other Employee Benefits                                  878           906                      418           446
  Occupancy Expense, Net                                                356           352                      176           165
  Furniture and Equipment Expense                                       310           259                      158           133
  Other Operating Expense                                             3,037         2,810                    1,546         1,454
  Total Other Expenses                                                7,309         6,811                    3,662         3,425
  Income Before Income Tax Provision                                  4,223         5,850                    1,923         2,577
  Income Tax Provision                                                  831         1,513                      256           693
NET INCOME                                                            3,392         4,337                    1,667         1,884
PER SHARE DATA:
NET INCOME                                                             0.68          0.87                     0.34          0.38

NUMBER SHARES USED IN COMPUTATION                                 4,962,456     4,962,456                4,962,456     4,962,456
NUMBER SHARES ISSUED                                              5,066,516     5,016,352                5,066,516     5,016,352

NUMBER SHARES AUTHORIZED                                         10,000,000    10,000,000               10,000,000    10,000,000
DIVIDEND PER SHARE                                                     0.32          0.30                     0.16          0.15


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 1.    Financial Statements  (continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


(In Thousands)                                                                                        Periods Ending June 30,
                                                                                                        1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                            3,392        4,337
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                                                                    368          369
    Realized (Gain), on Available-for-Sale and
        Held-to-Maturity Securities, Net                                                                 (851)        (695)
    Provision for Depreciation                                                                            368          287
    Accretion and Amortization                                                                            161          100
    Deferred Income Tax                                                                                   (26)         (25)
   (Increase) in Accrued Interest
       Receivable and Other Assets                                                                       (181)      (2,104)
    Increase in Accrued Interest Payable and
       Other Liabilities                                                                                2,700        4,706
    Net Cash Provided by Operating Activities                                                           5,931        6,975
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the Maturity of Held-to-Maturity Securities                                              64          115
    Purchase of Held-to-Maturity Securities                                                              (198)        (320)
    Proceeds from Sales of Available-for-Sale Securities                                                3,295       36,929
    Proceeds from Maturities of Available-for-Sale Securities                                          16,191       28,001
    Purchase of Available-for-Sale Securities                                                         (34,381)     (58,571)
     Net (Increase) Decrease in Loans                                                                  (2,232)      (5,702)
    Proceeds from the Sale of Other Assets
    Purchase of Premises and Equipment                                                                   (119)        (637)
    Sale of Other Real Estate                                                                             228           87
    Purchase of Other Real Estate                                                                        (167)        (501)
       Net Cash Used in Investing Activities                                                          (17,319)        (599)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net Increase in Deposits                                                                           13,703        5,248
    Increase (Decrease) in Short Term Borrowings                                                       21,000        4,667
    Proceeds from (Repayment of) Long Term Borrowings                                                 (20,000)     (15,000)
    Dividends Declared                                                                                 (1,588)      (1,474)
       Net Cash Provided by Financing Activities                                                       13,115       (6,559)
INCREASE  IN CASH  AND CASH EQUIVALENTS                                                                 1,727         (183)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                           12,407       13,122
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                               14,134       12,939
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest Paid                                                                                       9,629        6,651
    Income Taxes Paid                                                                                     779        1,630



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

     During the first quarter of 1995 the Corporation implemented SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The pronouncement requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The implementation of this standard did not have a material impact on the Corporation's balance sheet.

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

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


EARNINGS OVERVIEW


     The Corporation reported net income for the six month period ending June 30, 1995 of $3,392,000 or $ .68 per common share; this compares to $4,337,000 or $ .87 per share for the same period ending June 30, 1994.

     The decline in net income reflects the increase in interest rates that occurred during 1994 as the Federal Reserve increased interest rates to control inflation. The net spread between earning assets and interest-bearing liabilities for the periods ending June 30, 1995, December 31, 1994, and June 30, 1994 was 2.83, 3.39, and 3.59 percent respectively.

     The directors and management of the Corporation expect that 1995 will be a profitable year, though profits are not expected to reach levels attained during 1994 and 1993.

NET INTEREST MARGIN
1995/1994

     The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities dropped from 3.59 percent for the six month period ending June 30, 1994 to 2.83 percent for the six month period ending June 30, 1995. The net spread for the year ending December 31, 1994 was 3.39 percent. The gross rate of return on earning assets for the periods ending June 30, 1995, December 31, 1994, and June 30, 1994 was 8.18 percent, 7.91 percent, and 7.84 percent, respectively.

     The gross rate of return on earning assets has begun to reflect the increase in interest rates as it has moved from 7.84 percent at June 30, 1994 to
8.18 percent at June 30, 1995. The rate of return on the investment portfolio has increased 23 basis points since June 30, 1994 as payments received on the mortgage backed securities are reinvested at somewhat higher rates. The rate of return on the loan portfolio has increased 42 basis points since June 30, 1994 due in part to adjustable rate mortgages reflecting higher rates. Also, the average balance of real estate loans outstanding has increased significantly since June 30, 1994.

     The increase in the average cost of interest-bearing liabilities was 110 basis points between the periods ending June 30, 1995 and June 30, 1994. This is due to the shorter repricing schedule of the liabilities, primarily Money Market and Interest Checking accounts. The average rate paid on Money Market and Interest Checking accounts increased 184 basis points and 162 basis points respectively since June 30, 1994. Also posting a significant increase since June 30, 1994 was the cost of borrowed funds. The average cost of borrowed funds for the six month period ending June 30, 1995 was 6.06 percent; this compares to an average cost of 4.75 percent for the comparable period in 1994.

     It appears that interest rates have leveled off and management is expecting a decline in rates that should improve the net interest margin during the remainder of 1995.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Tables I and II are provided to reflect average balances and rates paid for the periods ending June 30, 1995, December 31, 1994, and June 30, 1994, respectfully.


TABLE I - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES IN INTEREST INCOME
          AND INTEREST EXPENSE




                                                                                       Periods Ending June 30, 1995/1994

(In Thousands)
                                                                                        Change in   Change in    Total
                                                                                         Volume       Rate       Change

EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities
   Securities of Other U.S. Government Agencies and Corporations                          139           (2)         137
   Mortgage Backed Securities                                                            (473)         385          (88)
   Obligations of States and Political Subdivisions                                         7          (50)         (43)
   Stock                                                                                   21           22           43
   Other Securities                                                                       (34)         (47)         (81)
      Total Available-for-Sale Securities                                                (338)         306          (32)
Held-to-Maturity Securities
   U. S. Treasury Securities                                                                5            4            9
   Securities of Other U.S. Government Agencies and Corporations
   Mortgage Backed Securities                                                              (7)           1           (6)
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
      Total Held-to-Maturity Securities                                                    (2)           5            3
Interest-bearing Due from Banks                                                            (6)         (11)         (17)
Federal Funds Sold                                                                         37           18           55
Loans:
   Real Estate Loans                                                                      761          414        1,175
   Consumer                                                                                70           26           96
   Agricultural                                                                             5           14           19
   Commercial/Industrial                                                                  (14)         119          105
   Other                                                                                   (4)           1           (3)
   Political Subdivisions                                                                  49           15           64
   Leases
    Total Loans                                                                           867          589        1,456
Total Interest Income                                                                     558          907        1,465
INTEREST BEARING LIABILITIES
Interest Checking
                                                                                           23          331          354
Money Market                                                                              254          757        1,011
Savings                                                                                   (51)                      (51)
Certificates of Deposit                                                                  (113)         521          408
Individual Retirement Accounts                                                            299           90          389
Other Time Deposits                                                                        (3)          11            8
Federal Funds Purchased                                                                  (231)         130         (101)
Other Borrowed Funds                                                                       46          583          629
Total Interest Expense                                                                    224        2,423        2,647

NET INTEREST INCOME                                                                       334       (1,516)      (1,182)


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES


(In Thousands)                                                                 Rate of             Rate of             Rate of
                                                                               Return/             Return/             Return/
                                                                               Cost of             Cost of             Cost of
                                                                                Funds               Funds               Funds
                                                                    6/30/95       %    12/31/94       %     6/30/94       %

EARNING ASSETS
Available-for-Sale Securities:
  U. S. Treasury Securities                                           2,510      5.14     2,512      5.10     2,513      5.10
  Securities of Other U.S. Government Agencies and Corporations      10,838      6.22     9,761      6.32     6,330      6.26
  Mortgage Backed Securities                                        204,000      6.68   219,627      6.40   218,694      6.31
  Obligations of States and Political Subdivisions                   41,262      6.35    40,464      6.56    41,036      6.60
  Stock                                                              13,381      5.34    13,010      5.12    12,482      5.02
  Other Securities                                                    5,161      4.55     4,011      9.35     6,432      6.22
     Total Available-for-Sale Securities                            277,152      6.49   289,385      6.39   287,487      6.26
Held-to-Maturity Securities
  U. S. Treasury Securities                                             299      6.31        50      6.00
  Securities of Other U. S. Government Agencies and Corporations
  Mortgage Backed Securities                                          1,057      7.65     1,185      7.34     1,246      7.46
  Obligations of States and Political Subdivisions
  Stock
  Other Securities
     Total Held-to-Maturity Securities                                1,356      7.35     1,235      7.29     1,246      7.46
Interest-bearing Due from Banks                                       1,107      4.31     1,114      5.92     1,318      6.27
Federal Funds Sold                                                    2,071      6.01       346      3.76       490      3.29
Loans:
  Real Estate Loans                                                 197,268      8.93   185,535      8.61   179,782      8.48
  Consumer                                                           36,575     16.12    35,073     16.53    35,697     16.40
  Agricultural                                                        3,082     10.29     3,028      9.78     2,977      9.36
  Commercial/Industrial                                              13,650      9.99    13,843      8.81    13,976      8.24
  Other                                                                 192      7.63       272      6.99       293      6.65
  Political Subdivisions                                              6,446      6.45     5,244      6.01     4,865      5.91
  Leases                                                                154      8.37       152      8.55       147      8.87
  Total Loans                                                       257,367     10.03   243,147      9.72   237,737      9.61
Less Unearned Discount                                                                                           (1)
 Net Loans & Leases                                                 257,367     10.03   243,147      9.72   237,736      9.62
     Total Earning Assets                                           539,053      8.18   535,227      7.91   528,277      7.84
Cash                                                                 11,831              13,775              13,088
Securities Valuation Reserve                                         (8,578)               (851)              3,306
Allowance for Possible Loan Losses                                   (4,393)             (4,064)             (3,971)
Other Assets                                                          8,069               4,372               6,532
Bank Premises & Equipment                                             6,832               6,199               5,820
Total Assets                                                        552,814             554,658             553,052

INTEREST-BEARING LIABILITIES
Interest Checking                                                    41,806      4.45    41,061      3.31    40,511      2.83
Money Market                                                         89,046      5.11    79,050      3.84    76,809      3.27
Savings                                                              49,877      2.48    53,853      2.50    54,008      2.49
Certificates of Deposit                                             107,149      5.28   109,174      4.43   111,892      4.32
Individual Retirement Accounts                                       78,221      7.15    70,537      6.92    69,635      6.91
Other Time Deposits                                                   2,397      2.45     2,555      2.39     2,541      2.63
Federal Funds Purchased                                               5,220      6.39    11,565      4.31    14,439      3.71
Other Borrowed Funds                                                 86,870      6.06    92,614      5.17    85,166      4.75
Total Interest-bearing Liabilities                                  460,586      5.35   460,409      4.52   455,001      4.25
Demand Deposits                                                      38,664              39,282              37,888
 Other Liabilities                                                    2,494               2,877               6,939
  TOTAL LIABILITIES                                                 501,744             502,568             499,828
Stockholders' Equity                                                 50,633              52,629              51,042
Securities Valuation Reserve                                            437                (539)              2,182
Total Liabilities and Stockholders'
  Equity                                                            552,814             554,658             553,052
Interest Rate Spread                                                             2.83                3.39                3.59


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ALLOWANCE FOR POSSIBLE LOAN LOSSES


     The Allowance for Possible Loan Losses is a reserve established by management which it believes will be adequate to absorb future loan losses based on management's assessment of the quality of the total loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.

     The assessment evaluates portfolio quality and includes a historical review of charge-offs using a six year average. Portfolio quality is determined by regulatory and independent loan reviews. The Corporation employs an independent loan review specialist who reviews loans of a certain size criteria as set by the Board of Directors. The review includes but is not limited to documentation, financial statements, tax returns, and a cash flow analysis of each loan.

     The Department of Banking completed an examination in late May 1995 and classified $3,430,000 as substandard or loss. This is a marked reduction since the FDIC examination completed in August 1994. All loans listed as loss by the State examiners have been charged off or will be by year end 1995.

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

     Tables IV and V present a six year history of the Allowance for Possible Loan Losses and projection for the current year. Table V projects estimated losses using the last six years as a base. Years having abnormally large or low charge-offs are eliminated to present a realistic estimation. Table III provides reserve activity for the year-to-date, the most probable at year end, and a worst case scenario which uses a historical average including years which had larger than normal losses.

                                    TABLE III
                             RESERVE FOR LOAN LOSSES
                                  RECONCILEMENT
                                 (In Thousands)


                                        Actual             Actual             Probable       Worst Case
                                    June 30, 1995       Dec 31, 1994       Dec. 31, 1995    Dec. 31, 1995

Beginning Balance January 1, 1994       4,229              3,817               4,229           4,229
Provision Charged to Earnings             368                738                 737             737
Recoveries                                141                194                 166             166
Charge-offs                              (265)              (520)               (525)           (928)
Ending Balance                          4,473              4,229               4,607           4,204


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                    TABLE IV
                                LOAN LOSS HISTORY
                                 (In Thousands)

                           1995 Est      1994         1993        1992         1991          1990          1989        Average

*NET LOANS                 277,670     258,472      238,755     225,475      199,072       190,544       159,715      221,386
 NET CHARGE OFFS               359         326          247         518        3,142           115           222          704
 ALLOWANCE BALANCE           4,607       4,229        3,817       3,356        2,548         2,539         2,284        3,340
 PROV FOR LN LOSSES            737         737          708       1,326        3,151           326           275        1,037
 EARNINGS                    7,065       7,494        8,127       7,290        5,643         5,342         4,268        6,461
 EARNINGS COVERAGE
  OF NET CHG OFFS             19.7 x      23.0 x       32.9 x      14.1 x        1.8 x        46.5 x        19.2 x       12.1 x
 ALLOWANCE COVERAGE
  OF NET CHG OFFS             12.8 x      13.0 x       15.5 x       6.5 x        0.8 x        22.1 x        10.3 x        6.2 x
 ACCRUING LNS CONTR
  90 DAYS PAST DUE           2,800       2,743        2,899       2,532        3,810         2,425         1,684      2,699.0
 NET CHARGE OFFS AS
  A% OF PROVISION             48.7 %      44.2 %       34.9 %      39.1 %       99.7 %        35.3 %        80.7 %       29.4
 YEAR END NON-PERF             650         624          843       1,351          417           309           264        636.9
 ALLOWANCE AS A%
  OF NET LOANS (1)            1.69 %      1.64 %       1.60 %      1.49 %       1.28 %        1.33 %        1.43 %
 PEER GROUP (2)               1.60 %      1.65 %       1.82 %      1.42 %       1.44 %        1.34 %        1.32 %

* Gross loans less unearned discount


                                    TABLE  V
                 ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES
                                At June 30, 1995
                                 (In Thousands)


                                     1995 Est.    1994      1993      1992      1991      1990    Average  Loss Ratio   Reserve

Commercial and Agricultural            23,500    22,649    26,376    22,712    23,541    21,120    23,316   1.96061       461
Real Estate --Construction              2,500     2,593     2,224       993       982     1,249     1,757         0
Real Estate -- Mortgage               210,000   193,095   170,532   162,434   136,716   121,987   165,794   0.01603        34
Credit Cards and Related Plans          9,750     9,896     9,212     9,991     6,694     5,738     8,547   0.98951        96
All Other Loans to Individuals         31,750    30,094    30,282    29,182    31,762    35,605    31,446   0.45112       143
Lease Financing                           170       145       154       162       129       164       154         0         0
Total                                 277,670   258,472   238,780   225,474   199,824    85,863   231,014
Letter of Credit Commitments            4,500     4,415     5,046     4,670       N/A       N/A     4,658   1.94836        88
Other Commitments:
Consumer                               25,000    24,202    23,323    22,174       N/A       N/A    23,675   0.45112       113
Mortgage                                9,600     9,566     9,466     9,117       N/A       N/A     9,437   0.01603         2
Commercial                             10,000     9,901     9,790     5,670       N/A       N/A     8,840   1.96061       196
FASB No. 114 Nonperforming Loans          167       N/A       N/A       N/A       N/A       N/A       167                 167
                                                                                          Total Reserve Allocation      1,299
                                                                                          Unallocated Portion           3,174
                                                                                          Total Reserve Balance         4,473


The reserve allocation factor is determined by using a six year average of net charge offs divided by the six year average loan balance by type.


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


OTHER INCOME


The following table compares the major categories of other income for the periods ending June 30, 1995 and June 30, 1994 and the amount and percentage of change by category.

                                    TABLE VI
                        MAJOR CATEGORIES OF OTHER INCOME
                                 (In Thousands)


                                                           Periods Ending
                                                              June 30,                  $              %
                                                        1995           1994          Change         Change

Service Charges on Deposit Accounts                      556            520             36           6.92
Service Charges and Fees                                 131            144            (13)         (9.03)
Trust Department Income                                  384            270            114          42.22
Insurance Commissions, Fees and Premiums                 313            275             38          13.82
Other Operating Income                                    29            307           (278)        (90.55)
Realized Gains on Available-for-Sale and
Held-to-Maturity Securities, Net                         851            695            156          22.45
Total Other Income                                     2,264          2,211             53           2.40



     Other income increased 2.4 percent during the six month period ending June 30, 1995 when compared to the same period last year.

     Service charges on deposit accounts increased $36,000 or about 7 percent when comparing the two periods. The increase consists of $11,000 in account and statement fees due to increased usage and an increase of 565 accounts over last year; there was also an increase of $25,000 in overdraft charges between the two periods

     Other service charges and fees declined $13,000 or 9 percent during the first six months of 1995 when compared to the same period in 1994. The 1994 total included a large rebate from the bank's check supplier and interest on a large tax refund for the years 1991 and 1992; the rebate and the tax refund interest amounted to $15,000.

     Trust Department fees increased 42 percent or $114,000 over the same period in 1994. The increase can be attributed to several factors. Interest rates and market values were up significantly during the first six months of 1995 when compared to the same period last year, both of which contributed to larger account fees. An increase in the fee schedule was implemented January 1, 1995 and has thus increased fee income. Also, an ongoing effort to sell employee benefit plans is beginning to generate additional fee income. There were also fees generated from the settlement of several large estates during the first six months of 1995.

     Other operating income decreased $278,000 during the six month period ending June 30, 1995 when compared to the same period in 1994. This was due to a realized gain on the sale of an investment which had been classified as an other asset. The gain amounted to $265,000 and if excluded the change between the two periods would have been a decline of $13,000 or 5 percent.

     Realized gains on the sale of Available-for-Sale investments amounted to $851,000 for the first six months of 1995 and $695,000 during the same period in 1994. The gains resulted from the sale of several equity securities sold because of a new FDIC policy. The policy requires banks to either sell or transfer to their holding company all equity investments not traded on a recognized securities exchange. The policy gives banks until mid 1996 to accomplish the sale or transfer. Some of the equity securities sold during both periods were sold because it was felt they were over priced or the holdings had become excessive.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


OTHER EXPENSE


The following table compares the various categories of other expense for the periods ending June 30, 1995 and June 30, 1994

                                    TABLE VII
                        MAJOR CATEGORIES OF OTHER EXPENSE
                                 (In Thousands)


                                                           Periods Ending
                                                              June 30,                  $              %
                                                        1995           1994          Change         Change

Salaries and Wages                                     2,728          2,484            244           9.82
Pensions and Other Employee Benefits                     878            906            (28)         (3.09)
Occupancy Expense, Net                                   356            352              4           1.14
Furniture and Equipment Expense                          310            259             51          19.69
Other Operating Expense                                3,037          2,810            227           8.08
Total Other Expense                                    7,309          6,811            498           7.31


     Salaries and wages increased over 9 percent. The increase can be attributed to an increase in the number of full time equivalent employees and merit raises. The number of full time equivalent employees was 198 at June 30, 1995 and 191 at June 30, 1994. Merit raises effective January 1, 1995 were in the 5 to 6 percent range.

     Pensions and Other Employee Benefits declined by $28,000 or 3 percent when compared to the same period last year. The decrease was due to the retirement of two executive officers who received severance payments for accumulated benefits. Also, the required contributions to the Supplemental Retirement Plan were less without the two executive officers.

     Other categories of other expense reflecting large variances over last year were Furniture and Fixtures and Other Expense. The primary cause for the increase in Furniture and Fixture Expense was the purchase of a check imaging system which became operational in August of 1994. The cost of the system was approximately $900,000 and was instrumental in increasing depreciation expense $63,000 over the periods being compared.

     Other Expense increased $227,000 over the same period in 1994; this increase includes nearly $50,000 of additional processing costs for the Corporation's credit card program. There was no other single large contributing factor to the increase. However, FDIC expense, Pennsylvania Shares Tax, Director and Committee fees, and Bank examination charges were up over the same period last year.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


STATEMENT OF CONDITION


     Average total assets of the Corporation for the six month period ending June 30, 1995 declined slightly at $2,000,000 when compared to the quarter ending December 31, 1994; however, the balance sheet structure did not change significantly between December 31, 1994 and June 30, 1995. The average balance in the investment portfolio declined $12,200,000 and was offset with an increase in the average loan volume of $14,200,000. The change in the asset mix was prompted by the increase in interest rates and a heavier loan demand. The reduction in the investment portfolio was made in late December 1994 as approximately $20,000,000 in mortgage backed securities were sold due to the increased cost of borrowing used to fund the investments. The increase in loans was primarily larger real estate secured commercial loans.

     On the liability side of the balance sheet average total deposits have increased just over 4 percent since December 31, 1994. The deposit accounts posting increases were Money Market and Individual Retirement accounts. Other account balances changed only slightly with the exception of Passbook and Statement savings accounts, which posted a decline in average balances of $3,900,000 during the six month period ending June 30, 1995. The amount of the decline is insignificant, however Regular savings have always maintained relatively stable and increasing balances. Average borrowed funds also declined $12,000,000 since December 31, 1994 as a result of the decline in the average investment portfolio.

     Interest rate swings have caused wide fluctuations in the market value of the Available-for-Sale securities, thus causing a large adjustment to the capital account. The net adjustment to capital at June 30, 1995, and December 31, 1994 was $1,569,000 and ($8,589,000), a change of $10,158,000 net of income tax.

     Average total assets have remained nearly unchanged since June 30 1994, when compared to the period ending June 30, 1995; however, average total investments have declined $10,335,000. This was due to the previously mentioned sale of mortgage backed investments and a corresponding reduction of borrowed funds. Average total loans for the period ending June 30, 1995 exceeded average total loans for the period ending June 30, 1994 by $19,630,000. The increase in loan volume was primarily real estate secured commercial loans.

     The increase in average loan volume was funded primarily by an increase in average total deposits of $13,100,000. The deposit growth was centered around Money Market and Individual Retirement accounts. Average Certificates of Deposit declined $4,700,000 between June 30, 1994 and June 30, 1995. The decline started early in 1994 as interest rates began to increase. Presently interest rates have begun to stabilize and even decline slightly causing Certificates of Deposits balances to increase to first quarter 1994 levels.

     The reader should refer to Table II and Table VIII on pages 8 and 14. Table II reflects average balances for the periods ending June 30, 1995, December 31, 1994, and June 30, 1994. Table VIII reflects the estimated market values of assets and liabilities at June 30, 1995.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                   TABLE VIII
                             ESTIMATED MARKET VALUES
                       FOR THE PERIOD ENDING June 30, 1995
                                 (In Thousands)


                                          CARRYING              FAIR
                                            VALUE               VALUE             DIFFERENCE

ASSETS

Loans:
  Gross Loans                              260,580             255,112              (5,468)
  Less: Loan Loss Reserve                   (4,473)             (4,473)                  0
Net Loans                                  256,107             250,639              (5,468)
Held-to-Maturity Securities
  U. S.  Government Securities               1,330               1,335                   5
Total Held-to-Maturity Securities            1,330               1,335                   5

LIABILITIES
Deposits:
  Money Market                              87,830              87,830                   0
  Interest Checking                         41,710              41,710                   0
  Club Accounts                              1,882               1,882                   0
  Certificates of Deposit                  110,049             111,755               1,706
  Golden Passbook                            1,011               1,011                   0
  Regular/Key Savings                       48,827              48,827                   0
  Individual Retirement Accounts            79,194              78,597                (597)
Total Interest Bearing Deposits            370,503             371,612               1,109
Borrowings:
  Fixed Rate Borrowings                     10,000              10,060                  60
  Variable Rate Borrowings                  23,500              23,500                   0
Total Borrowings                            33,500              33,560                  60
Federal Funds Purchased                     16,000              15,960                 (40)
Repurchase Agreements                       50,000              50,000                   0


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


LIQUIDITY AND INTEREST RATE SENSITIVITY


     The Corporation's ability to absorb short-term deposit fluctuations or unusually heavy loan demand, should either occur, is met by using a flexline of credit available through the Federal Home Loan Bank of Pittsburgh or by repurchase agreements. The flexline of credit provides the Corporation with a credit line which approximates 10 percent of total assets or about $50 million dollars. Repurchase agreements are secured with mortgage-backed instruments. The maturities of the repurchase agreements generally range from 30 days to 3 years.

     At June 30, 1995 the Corporation had $63,500,000 in short-term borrowings (maturing within one year) and $20,000,000 in borrowings that mature in 2 to 3 years. The majority of the borrowed funds are repurchase agreements secured with mortgage backed investments. This short-term borrowing creates a large negative gap which narrows the net interest spread and lowers the net interest margin during periods of rising interest rates. During the period from March 31, 1994 to March 31, 1995 interest rates increased approximately 200 basis points, causing 1995 earnings to decline slightly from the record earnings posted during 1994 and 1993.

     Rising interest rates also have a marked effect on the market value of the investment portfolio. At December 31, 1994 the market depreciation on the portfolio of Available-for-Sale securities amounted to $13,000,000. However, as rates began to stabilize late in the first quarter of 1995 the portfolio posted a market appreciation at June 30, 1995 of $2,377,000, which was a market value improvement of $15,377,000.

     The Corporation uses a computer model to measure the theoretical effect of interest rate swings on the market value and the net interest margin using a rate shock. The model shocks interest 400 basis points upward and downward. The reader should refer to pages 16 and 17 for a fuller understanding of the effect of interest rate movements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                    TABLE  IX
              RATE SENSITIVE ASSETS AND RATE SENSITIVE LIABILITIES
                                AT June 30, 1995
                                 (In Thousands)


                                                                         Less Than      Less Than      Less Than      Less Than
                                                           3 Mos.           3-6           6-12            1-3            3-5
                                                           or Less         Mos.           Mos.           Years          Years

ASSETS

Interest-Bearing Deposits                                   1,001                           100
"Available-for-Sale" Securities
  U.S. Treasury Securities                                  2,453
  U.S. Agency Securities                                    6,994
  Mortgage Backed Securities                              216,956
  Municipals                                               43,033
  Other Bonds                                               4,425
  Stocks                                                   17,740
Total "Available-for-Sale" Securities                     291,601
"Held-to-Maturity" Securities:
  U.S.Treasury Securities                                                                                                 299
  Mortgage Backed Securities
Total "Held-to-Maturity" Securities:                                                                                      299
Loans and Lease Financing:
  Real Estate-Construction                                  1,053
  Real Estate-Mortgage                                     39,656         19,199         28,528         24,604         22,114
  Consumer                                                  7,370          2,577          4,733         10,380          2,567
  Agricultural                                                761            218            524          1,087            429
  Commercial                                                9,923            413            687          1,786            795
  Other                                                       178              2             42             31              3
  Political Subdivisions                                      821            153            338          1,265          1,230
  Leases                                                       12             12             24             96             50
Total Loans                                                59,774         22,574         34,876         39,249         27,188
Less: Unearned Discount
      Allowance for Loan Losses
Net Loans and Leases                                       59,774         22,574         34,876         39,249         27,188
Cash and Due From Banks
Other Assets                                                3,857
Total Assets                                              356,233         22,574         34,976         39,249         27,487

LIABILITIES AND EQUITY

Interest-Bearing Deposits:
  Money Market                                             87,830
  NOW and SNOW                                             41,710
  Christmas/Fund Clubs                                                     1,786             96
  CD's                                                     23,937         23,272         25,416         27,223         10,158
  Reg/Key Savings
  GPS
  IRA's
Total Interest-Bearing Deposits                           153,477         25,058         25,512         27,223         10,158
Demand Deposits
Repurchase Agreements                                                     30,000                        20,000
Federal Funds Purchased                                    16,000
Borrowed Funds:
  Variable                                                 23,500
  Fixed                                                                                                 10,000
Total Borrowed Funds                                       23,500                                       10,000
Other Liabilities                                             794
Stockholders' Equity
Total Liabilities and Equity                              193,771         55,058         25,512         57,223         10,158
Interest Rate Sensitivity Gap                             162,462        (32,484)         9,464        (17,974)        17,329


                                                          Less Than      Less Than      Less Than
                                                            5-10           10-20           20            Non-
                                                            Years          Years          Years        Interest         Total

ASSETS

Interest-Bearing Deposits                                                                                               1,101
"Available-for-Sale" Securities
  U.S.Treasury Securities                                                                                               2,453
  U.S.Agency Securities                                                                                                 6,994
  Mortgage Backed Securities                                                                                          216,956
  Municipals                                                                                                           43,033
  Other Bonds                                                                                                           4,425
  Stocks                                                                                                               17,740
Total "Available-for-Sale" Securities                                                                                 291,601
"Held-to-Maturity" Securities:
  U.S.Treasury Securities                                                                                                 299
  Mortgage Backed Securities                                   51            778            202                         1,031
Total "Held-to-Maturity" Securities:                           51            778            202                         1,330
Loans and Lease Financing:
  Real Estate-Construction                                                                                              1,053
  Real Estate-Mortgage                                     42,406         21,719              4                       198,230
  Consumer                                                    425             59          9,120                        37,231
  Agricultural                                                 80             24                                        3,123
  Commercial                                                  200                                                      13,804
  Other                                                                                                                   256
  Political Subdivisions                                    1,348          1,547             21                         6,723
  Leases                                                                                                                  194
Total Loans                                                44,459         23,349          9,145                       260,614
Less: Unearned Discount                                                                                    (34)           (34)
      Allowance for Loan Losses                                                                             (4,473)        (4,473)
Net Loans and Leases                                       44,459         23,349          9,145         (4,507)       256,107
Cash and Due From Banks                                                                                 13,033         13,033
Other Assets                                                                                             8,816         12,673
Total Assets                                               44,510         24,127          9,347         17,342        575,845

LIABILITIES AND EQUITY

Interest-Bearing Deposits:
  Money Market                                                                                                         87,830
  NOW and SNOW                                                                                                         41,710
  Christmas/Fund Clubs                                                                                                  1,882
  CD's                                                         44                                                     110,050
  Reg/Key Savings                                                                        48,827                        48,827
  GPS                                                                                     1,011                         1,011
  IRA's                                                                                  79,194                        79,194
Total Interest-Bearing Deposits                                44                       129,032                       370,504
Demand Deposits                                                                                         42,462         42,462
Repurchase Agreements                                                                                                  50,000
Federal Funds Purchased                                                                                                16,000
Borrowed Funds:
  Variable                                                                                                             23,500
  Fixed                                                                                                                10,000
Total Borrowed Funds                                                                                                   33,500
Other Liabilities                                                                                        3,827          4,621
Stockholders' Equity                                                                                    58,758         58,758
Total Liabilities and Equity                                   44                       129,032        105,047        575,845
Interest Rate Sensitivity Gap                              44,466         24,127       (119,685)       (87,705)


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


CAPITAL ADEQUACY


     Total capital of the Corporation excluding unrealized gains on Available-for-Sale investments totaled $58,189,000, $56,385,000, and $54,774,000 at June
30, 1995, December 31, 1994, and June 30, 1994 respectively. The ratio of capital to assets for the same periods was 10.10 percent, 10.31 percent, and
9.94 percent respectively.

     The Corporation's risk based capital ratio, which measures the amount of risk assets to total capital, was 18.59 percent, 18.36 percent, and 17.17 percent for the periods ending June 30, 1995, December 31, 1994, and June 30, 1994 respectively. The ratios exclude the Available-for Sale market value adjustment as mandated by SFAS No. 115.

     Management is aware of the possible detrimental effect that a large negative gap can have on the capital of the Corporation during prolonged periods of rising interest rates. However, management continually monitors interest rates and their effect on net interest income and the market value of the Corporation's asset base.

     There are no planned capital expenditures that will have a material effect on the capital ratios of the Corporation or the results of operations.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                     TABLE X
                               RATE SHOCK ANALYSIS
                        COMPARISON OF EXECUTIVE SUMMARIES
                       FOR THE PERIOD ENDING June 30, 1995
                                 (In Thousands)


                                        -4.00     -3.00     -2.00     -1.00     FLAT      1.00      2.00      3.00      4.00

INCOME STATEMENT

INTEREST INCOME
  LOANS                                20,964    21,855    22,747    23,639    24,531    25,423    26,315    27,207    28,099
  INVESTMENTS                          18,301    18,432    18,563    18,694    18,825    18,956    19,087    19,218    19,350

TOTAL INT INC                          39,265    40,287    41,310    42,333    43,356    44,379    45,402    46,425    47,449

INTEREST EXPENSE
  DEPOSITS                              6,542     9,396    12,250    15,104    17,958    20,812    23,666    26,520    29,374
  BORROWINGS                              760       845       930     1,016     1,101     1,186     1,272     1,357     1,443
  F F PURCHASED                         1,495     2,271     3,064     3,876     4,707     5,557     6,425     7,313     8,220

TOTAL INT EXP                           8,797    12,512    16,244    19,996    23,766    27,555    31,363    35,190    39,037

NET INT INC BEFORE
RATE SWAPS/FUTURES/
OTHER ADJUST                           30,468    27,775    25,066    22,337    19,590    16,824    14,039    11,235     8,412

NET INT INCOME                         30,468    27,775    25,066    22,337    19,590    16,824    14,039    11,235     8,412

MEMO:
NET INT INC
TAX EQUIV                              31,975    29,267    26,540    23,794    21,030    18,246    15,443    12,621     9,780

LN LOSS PROV                              737       737       737       737       737       737       737       737       737

NET AFTER PROV                         29,731    27,038    24,329    21,600    18,853    16,087    13,302    10,498     7,675

OTHER OPER INC                          2,050     2,050     2,050     2,050     2,050     2,050     2,050     2,050     2,050

OTHER OPER EXP                         13,062    13,062    13,062    13,062    13,062    13,062    13,062    13,062    13,062

INC BEFORE TAXES                       18,719    16,026    13,317    10,588     7,841     5,075     2,290      (514)   (3,337)
TAXES                                   5,369     4,465     3,555     2,639     1,716       787      (148)   (1,089)   (2,037)

NET INCOME                             13,350    11,561     9,762     7,949     6,125     4,288     2,438       575    (1,300)

DIVIDENDS                               3,300     3,300     3,300     3,300     3,300     3,300     3,300     3,300     3,300


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                    TABLE XI
                               RATE SHOCK ANALYSIS
                       COMPARISON OF EQUITY MARKET VALUES
                       FOR THE PERIOD ENDING June 30, 1995
                                 (In Thousands)


                                        -4.00     -3.00     -2.00     -1.00     FLAT      1.00      2.00      3.00      4.00

ASSETS
  BOOK VALUE                          568,597   568,597   568,597   568,597   568,597   568,597   568,597   568,597   568,597
  MARKET VALUE                        693,485   660,267   630,215   602,941   578,113   565,464   548,034   532,290   516,728

  CHANGE                              124,888    91,670    61,618    34,344     9,516    (3,133)  (20,563)  (36,307)  (51,869)

LIABILITIES
  BOOK VALUE                          515,165   515,165   515,165   515,165   515,165   515,165   515,165   515,165   515,165
  MARKET VALUE                        562,304   549,580   537,713   526,639   516,299   509,256   503,040   496,834   491,732

  CHANGE                              (47,139)  (34,415)  (22,548)  (11,474)   (1,134)    5,909    12,125    18,331    23,433

EQUITY
  BEG BALANCE                          53,433    53,433    53,433    53,433    53,433    53,433    53,433    53,433    53,433
  ASSET CHANGE                        124,888    91,670    61,618    34,344     9,516    (3,133)  (20,563)  (36,307)  (51,869)
  LIAB CHANGE                         (47,139)  (34,415)  (22,548)  (11,474)   (1,134)    5,909    12,125    18,331    23,433

  MARKET VALUE                        131,182   110,688    92,503    76,303    61,815    56,209    44,995    35,457    24,997

DURATION
  ASSETS                                5.286     5.043     4.816     4.604     4.406     4.274     4.123     3.986     3.853
  LIABILITIES                           2.939     2.846     2.758     2.672     2.590     2.538     2.493     2.446     2.407

  EQUITY                               15.349    15.950    16.782    17.938    19.578    20.003    22.352    25.568    32.293


CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                    TABLE XII
           CURRENT EXPOSURE TO HYPOTHETICAL CHANGES IN INTEREST RATES
                       FOR THE PERIOD ENDING June 30, 1995

                              PERCENTAGE CHANGE IN:


CHANGES IN           NET INTEREST INCOME         MV OF PORTFOLIO EQUITY
INT RATES                 PROJECTED                     PROJECTED
(BASIS POINTS)           CHANGE (%)                    CHANGE (%)

    400                    -41.4                         -59.6
    300                    -35.4                         -42.6
    200                    -23.7                         -27.2
    100                    -12.3                          -9.1
      0                      0.0                           0.0
   -100                     13.1                          23.4
   -200                     26.2                          49.6
   -300                     39.2                          79.1
   -400                     52.0                         112.2

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q


Part II - Other Information

Item  1.  Legal Proceedings

          Citizens and Northern Corporation is not a litigant in any pending lawsuits.

          It is the opinion of the counsel of Citizens and Northern Corporation that minor lawsuits that are pending will not have a significant or materially detrimental effect on the capital of the Corporation or in any way affect the results of operations.

Item 4.   Submission of Matters to a Vote of security Holders

          The Annual Meeting of Shareholders of Citizens & Northern corporation was held on Tuesday, April 18, 1995. The Board of Directors fixed the close of business on March 3, 1995 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 4,962,456 shares of Common Stock.

          The total number of votes cast were 3,716,102. all were voted by proxy for the following purposes and with the following results.

          1. The election of the following as Class II Directors to serve for a term of three years.

                    R. James Dunham                    Leonard Simpson
                    Edward L. Learn                    Donald E. Treat
                    John H. Macafee

          The total votes in favor of any one of the above-listed Directors were not less than 3,680,564

          2. The approval and adoption of the Citizens & Northern Corporation 1995 Stock Incentive Plan.

                    Total Votes in Favor          3,445,734
                    Total Votes Against             167,157
                    Total Votes Abstained           103,211

          3. The ratification of the action of the Board of Directors in the appointment of the firm of Parente, Randolph, Orlando, Carey & Associates as independent auditors of the Corporation.

                     Total votes in Favor         3,675,703
                     Total Votes Against              8,736
                     Total Votes Abstained           31,663

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits filed as part of this report are listed below:

               Exhibit 1 -- Quarterly Report to Shareholders for period ending June 30, 1995

          b. No reports on Form 8-K were filed during the period ending June 30, 1995

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q


                                 SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date August 7, 1995                     WILLIAM K FRANCIS   /S/
                                        -----------------------
                                        William K. Francis
                                        President and Chief Executive Officer


Date August  7, 1995                    JAMES W SEIPLER    /S/
                                        -----------------------
                                        James W. Seipler
                                        Treasurer
                                        (Chief Financial Officer)