Form 10-K405/A
period 1994-12-31
CITIZENS & NORTHERN CORP
filed 1995-09-11
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC   20549

                                    FORM 10-K405/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994          COMMISSION FILE NO. 0-16084
                          -----------------                              -------

                         CITIZENS & NORTHERN CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

     PENNSYLVANIA                                          23-2451943
------------------------                        --------------------------------
(State of Incorporation)                        (Employer Identification Number)


ADDRESS OF PRINCIPAL EXECUTIVE OFFICE: THOMPSON STREET
                                       -------------------
                                       RALSTON, PA   17763
                                       -------------------

MAILING ADDRESS OF EXECUTIVE OFFICE:  90-92 MAIN STREET
                                      ---------------------
                                      WELLSBORO, PA   16901
                                      ---------------------

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE):  717-265-6171
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

  March 20, 1995              By:  WILLIAM K. FRANCIS        /S/
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

  March 20, 1995              By:  JAMES W. SEIPLER          /S/
------------------                ----------------------------------
              Date                James W. Seipler
                                  Treasurer

BOARD OF DIRECTORS

J. ROBERT BOWER      /S/                     LAWRENCE F. MASE     /S/
----------------------------                 ----------------------------
J. Robert Bower                              Lawrence F. Mase

R. ROBERT DECAMP     /S/                     ROBERT J. MURPHY     /S/
----------------------------                 ----------------------------
R. Robert DeCamp                             Robert J. Murphy

R. JAMES DUNHAM      /S/                     EDWARD H. OWLETT, III /S/
----------------------------                 ----------------------------
R. James Dunham                              Edward H. Owlett, III

ADELBERT E. ELDRIDGE /S/                     F. DAVID PENNYPACKER /S/
----------------------------                 ----------------------------
Adelbert E. Eldridge                         F. David Pennypacker

WILLIAM K. FRANCIS   /S/                     LEONARD SIMPSON      /S/
----------------------------                 ----------------------------
William K. Francis                           Leonard Simpson

LAURENCE R. KINGSLEY /S/                     HOWARD W. SKINNER    /S/
----------------------------                 ----------------------------
Laurence R. Kingsley                         Howard W. Skinner

EDWARD L. LEARN      /S/                     DONALD E. TREAT      /S/
----------------------------                 ----------------------------
Edward L. Learn                              Donald E. Treat

JOHN H. MACAFEE      /S/
----------------------------
John H. Macafee

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

27.       Financial Data Schedule