Form 10-Q
period 1995-09-30
CITIZENS & NORTHERN CORP
filed 1995-11-13
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)


              FOR THE NINE MONTH PERIOD ENDED:   SEPTEMBER 30, 1995



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

                                  Yes x    No
                                      --     --



      As of  November 1, 1995    5,066,516  COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Part I - Financial Information
Item 1.  Financial Statements

                 CONSOLIDATED BALANCE SHEET


                                                                     September 30,        December 31
(In Thousands)                                                            1995                1994
                                                                      (Unaudited)          (Audited)
ASSETS
Cash & Due From Banks                                                      11,670               11,572
Interest-Bearing Deposits                                                   1,151                  835
    Total Cash and Cash Equivalents                                        12,821               12,407
Available-for-Sale Securities                                             301,489              260,624
Held-to-Maturity Securities                                                 1,268                1,196
Federal Funds Sold                                                          2,500
Loans, Net                                                                258,027              254,243
Bank Premises and Equipment                                                 6,613                6,920
Foreclosed Assets Held for Sale                                               831                  644
Accrued Interest on Bonds and Loans                                         4,059                3,861
Other Assets                                                                  831                6,583
TOTAL ASSETS                                                              588,439              546,478


LIABILITIES
Deposits:
  Noninterest-Bearing                                                      40,791               42,855
  Interest-Bearing                                                        384,551              356,408
    Total Deposits                                                        425,342              399,263
Dividends Payable                                                             794                  786
Borrowed Funds                                                             94,650               98,500
Accrued Interest and Other Liabilities                                      6,482                1,133
TOTAL LIABILITIES                                                         527,268              499,682

STOCKHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                                    5,067                5,016
 Authorized 10,000,000; Issued 5,066,516
 and 5,016,352 in 1995 and 1994, respectively
Stock Dividend Distributable                                                                     1,016
Paid in Capital                                                            11,575               10,610
Retained Earnings                                                          42,823               39,743
 Total                                                                     59,465               56,385
Unrealized Holding Loss on Available-for-Sale Securities                    2,706               (8,589)
Less: Treasury Stock at Cost
 104,060  shares at September 30, 1995                                     (1,000)              -
 103,030** shares at December 31, 1994                                                          (1,000)
TOTAL STOCKHOLDERS' EQUITY                                                 61,171               46,796
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  588,439              546,478

The accompanying notes are an integral part of the consolidated financial statements.
** Common stock adjusted to reflect 100% stock dividend issued October 1994

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

     CONSOLIDATED STATEMENT OF INCOME


(Dollars in Thousands except Per Share Data)
                                                            Fiscal Year to Date         3 Months Ending
                                                       9 Months Ending September 30,     September 30,
                                                             1995        1994           1995        1994
                                                          (Current)  (Prior Year)    (Current)  (Prior Year)
INTEREST INCOME
 Interest and Fees on Loans                                     19,338      17,163       6,739      5,957
 Interest on Balances with Depository Institutions                  38          51          15         10
 Interest on Loans to Political Subdivisions                       315         228         107         84
 Interest on Federal Funds Sold                                     64          13                      5
 Income from Available-for-Sale and
   Held-to-Maturity Securities:
   Taxable                                                      11,259      11,246       3,939      3,897
   Tax Exempt                                                    1,992       1,995         693        652
   Dividends                                                       519         478         165        167
   Total Interest and Dividend Income                           33,525      31,174      11,658     10,772
INTEREST EXPENSE
 Interest on Deposits                                           14,186      11,272       4,772      3,978
 Interest on Other Borrowings                                    4,308       3,668       1,492      1,379
 Total Interest Expense                                         18,494      14,940       6,264      5,357
 Interest Margin                                                15,031      16,234       5,394      5,415

 Provision for Possible Loan Losses                                552         553         184        184
 Interest Margin After Provision for Possible Loan Losses       14,479      15,681       5,210      5,231
OTHER INCOME
 Service Charges on Deposit Accounts                               842         793         286        273
 Service Charges and Fees                                          204         216          73         72
 Trust Department Income                                           562         392         178        122
 Insurance Commissions, Fees and Premiums                          477         444         164        169
 Other Operating Income                                             37         322           8         15
 Realized Gains on Available-for-Sale and
  Held-to-Maturity Securities, Net                               1,229         722         378         27
 Total Other Income                                              3,351       2,889       1,087        678
OTHER EXPENSES
 Salaries and Wages                                              4,096       3,731       1,368      1,247
 Pensions and Other Employee Benefits                            1,260       1,296         382        390
 Occupancy Expense, Net                                            524         511         168        159
 Furniture and Equipment Expense                                   486         403         176        144
 Other Operating Expense                                         4,331       4,216       1,294      1,406
 Total Other Expenses                                           10,697      10,157       3,388      3,346
 Income Before Income Tax Provision                              7,133       8,413       2,909      2,563
 Income Tax Provision                                            1,671       2,098         840        585
NET INCOME                                                       5,462       6,315       2,069      1,978
PER SHARE DATA:
NET INCOME                                                        1.10        1.27        0.42       0.40

NUMBER SHARES USED IN COMPUTATION                            4,962,456   4,962,456   4,962,456  4,962,456
NUMBER SHARES ISSUED                                         5,066,516   5,016,352   5,066,516  5,016,352

NUMBER SHARES AUTHORIZED                                    10,000,000  10,000,000  10,000,000 10,000,000
DIVIDEND PER SHARE                                                0.48       0.455        0.16      0.155

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 1.   Financial Statements (continued)

          CONSOLIDATED STATEMENT OF CASH FLOWS


                                  (In Thousands)                          Periods Ending September 30,
                                                                               1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                    5,462        6,315
 Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating  Activities
  Provision for Possible Loan Losses                                             552          553
  Realized Gain on the Sale of Available-for-Sale Securities                  (1,229)        (722)
  Gain on the Sale of Premises and Equipment                                                   (7)
  Gain on the Sale of Other Assets                                                           (266)
  Provision for Depreciation                                                     550          443
  Accretion and Amortization                                                     583          293
  Deferred Income Tax                                                            (18)         (22)
  (Increase) in Accrued Interest
     Receivable and Other Assets                                                (265)      (2,380)
  Increase in Accrued Interest Payable and
     Other Liabilities                                                         5,375        6,190
  Net Cash Provided by Operating Activities                                   11,010       10,397
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                      126          150
  Purchase of Held-to-Maturity Securities                                       (198)        (320)
  Proceeds from Sales of Available-for-Sale Securities                         4,822       37,624
  Proceeds from Maturities of Available-for-Sale Securities                   25,884       39,283
  Purchase of Available-for-Sale Securities                                  (53,811)     (79,417)
  Net (Increase) Decrease in Loans                                            (4,336)     (13,617)
  Proceeds from the Sale of Premises and Equipment                                              7
  Proceeds from the Sale of Other Assets                                                      266
  Purchase of Premises and Equipment                                            (243)      (1,976)
  Sale of Other Real Estate                                                      241          266
  Purchase of Other Real Estate                                                 (428)        (618)
    Net Cash Used in Investing Activities                                    (27,943)     (18,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                    26,079        3,668
  Increase in Short Term Borrowings                                           27,150        7,693
  Repayment of Long Term Borrowings                                          (33,500)      (1,500)
  Dividends Declared                                                          (2,382)      (2,236)
    Net Cash Provided by Financing Activities                                 17,347        7,625
INCREASE IN CASH AND CASH EQUIVALENTS                                            414         (330)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  12,407       13,122
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      12,821       12,792
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest Paid                                                                14,030       10,777
 Income Taxes Paid                                                             1,606        2,255


The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Notes to Consolidated Financial Statements

1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1994 is unaudited; however, such information reflects all adjustments ( consisting solely of normal recurring adjustments ) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods.
     During the first quarter of 1995 the Corporation implemented SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The pronouncement requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The implementation of this standard will not have a material impact on the 1995 Corporate balance sheet.
     At the regular annual meeting of the Corporation, the shareholders approved a Stock Incentive Plan. The shares of stock that may be issued under the Stock Incentive Plan shall not exceed in the aggregate 60,000 shares
( subject to proportional adjustment to reflect increases or decreases resulting from stock splits, stock dividends and recapitalizations ) of the Corporation's common stock, par value $1.00 per share. Such stock utilized by the Stock Incentive Plan may be authorized and unissued capital stock of the Corporation or it may be such capital stock issued and subsequently reacquired by the Corporation as treasury stock.
     Certain 1994 information has been restated to reflect a 2 for 1 stock split in the form of a stock dividend on October 14, 1994.
     This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS OVERVIEW
        The Corporation reported net income for the nine month period ending September 30, 1995 of $5,462,000 or $ 1.10 per common share; this compares to $6,315,000 or $1.27 per share for the same period ending September 30, 1994.
        The decline in net income reflects the increase in interest rates that occurred during 1994 as the Federal Reserve increased interest rates to control inflation. The net spread between earning assets and interest-bearing liabilities for the periods ending September 30, 1995, December 31, 1994, and September 30, 1994 was 2.96, 3.39, and 3.55 percent respectively.
        The directors and management of the Corporation expect that 1995 will be a profitable year, though profits are not expected to reach levels attained during 1994 and 1993.
NET INTEREST MARGIN
1995 / 1994
          The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities dropped from 3.55 percent for the nine month period ending September 30, 1994 to 2.96 percent for the nine month period ending September 30, 1995. The net spread for the year ending December 31, 1994 was 3.39 percent. The gross rate of return on earning assets for the periods ending September 30, 1995, December 31, 1994, and September 30, 1994 was 8.26 percent, 7.91 percent, and 7.84 percent respectively. The total cost of interest bearing liabilities for the periods ending September 30, 1994, December 31, 1994 and September 30, 1994 was 5.30 percent, 4.52 percent and 4.36 percent respectively.
          The return on the investment portfolio has changed only slightly when compared to 1994, at September 30 1994 and December 31 1994 the return was 6.35 percent and the nine month period ending September 30, 1995 the return was 6.44. The return on the loan portfolio has improved significantly since the periods ending September 30, 1994 and December 31, 1994. At September 30, 1994 and December 31, 1994 the return on loans was 9.66 percent and 9.72 percent respectively. The return on the portfolio for the nine months ending September 30, 1995 was 10.31 percent.
          Late in the second quarter and into third quarter of 1995 the cost of interest-bearing liabilities has begun to show signs of easing as short term rates have fallen slightly. This has helped to strengthen earnings in the third quarter as nearly half of the Corporation's liabilities are tied to short term interest rates. The Cost of Money Market accounts and Interest Checking averaged
5.01 and 4.35 percent for the nine months ending September 30, 1995, this compares to a nine month cost in 1994 of 3.54 and 3.04 percent respectively. Effective November 1, 1995 Interest Checking accounts will earn only 50 percent of the Money Market rate, the previous rate was 79 percent. The Money Market rate is based on the 91 day Treasury bill auction rate.
          The rate paid on Individual Retirement Accounts has also posted a significantly decline. The rate is based off of the two year Treasury Note auction which dropped nearly 83 basis points during the second quarter of 1995. The average cost of Individual Retirement accounts during the first nine months of 1994 was 6.91 percent, the average rate paid on those funds during the third quarter of 1995 was 6.10 percent. The average rate paid on Certificates of Deposit is significantly higher for the nine months ending September 30, 1995 when compared to the nine months ending September 30, 1994 and the year ending December 31, 1994. For the nine month period in 1995 the average rate was 5.42 percent, this compares to 4.43 and 4.36 percent at December 31, 1994 and September 30, 1994 respectively.
          The cost of borrowed funds also increased when compared to the nine months ending September 30, 1994 and the year ending December 31, 1994. The average cost of borrowed funds was 4.95, 5.17 and 6.08 percent respectively.
     It appears that interest rates have leveled off and management is expecting a slight decline in rates that should improve the net interest margin during the remainder of 1995.
     Tables II and III will provide the reader with information regarding average balance and rate information for the periods being compared.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                        TABLE  I
      ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGE
      IN INTEREST INCOME AND INTEREST EXPENSE

                                                                                     Nine Months Ending
                                                                                   September 30, 1995/1994

(In Thousands)                                                                Change in  Change in   Total
                                                                               Volume      Rate      Change
EARNING ASSETS
Available-for-Sale Securities:
 U. S. Treasury Securities
 Securities of Other U.S. Government Agencies and Corporations                     73          8        81
 Mortgage Backed Securities                                                      (470)       366      (104)
 Obligations of States and Political Subdivisions                                  57        (60)       (3)
 Stock                                                                             23         18        41
 Other Securities                                                                 171       (137)       34
   Total Available-for-Sale Securities                                           (146)       195        49
Held-to-Maturity Securities
 U.S. Treasury Securities                                                           8          3        11
 Securities of Other U.S. Government Agencies and Corporations
 Mortgage Backed Securities                                                       (10)         1        (9)
 Obligations of States and Political Subdivisions
 Stock
 Other Securities
   Total Held-to-Maturity Securities                                               (2)         4         2
Interest -bearing Due from Banks                                                   (6)        (6)      (12)
Federal Funds Sold                                                                 35         16        51
Loans:
 Real Estate Loans                                                                917        745     1,662
 Consumer                                                                         105        240       345
 Agricultural                                                                       4         19        23
 Commercial/Industrial                                                            (17)       159       142
 Other                                                                             (3)         2        (1)
 Political Subdivisions                                                            65         23        88
 Leases                                                                             1          1         2
  Total Loans                                                                   1,072      1,189     2,261
Total Interest Income                                                             953      1,398     2,351

INTEREST BEARING LIABILITIES
Interest Checking                                                                  29        410       439
Money Market                                                                      376        954     1,330
Savings                                                                           (98)        (2)     (100)
Certificates of Deposit                                                           (12)       875       863
Individual Retirement Accounts                                                    427        (60)      367
Other Time Deposits                                                                (3)         6         3
Federal Funds Purchased                                                          (210)       143       (67)
Other Borrowed Funds                                                              (80)       799       719
Total Interest Expense                                                            429      3,125     3,554

NET INTEREST INCOME                                                               524     (1,727)   (1,203)

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial and Results of Operations (continued)



TABLE II -  ANALYSIS OF AVERAGE BALANCES AND RATES
(In Thousands)


                                                                                  Rate of              Rate of              Rate of
                                                                                  Return/              Return/              Return/
                                                                                  Cost of              Cost of              Cost of
                                                                                   Funds                Funds                Funds
EARNING ASSETS                                                          9/30/95      %     12/31/94       %     9/30/94        %
Available-for-Sale Securities:
 U. S. Treasury Securities                                               2,510      5.13      2,512      5.10      2,513      5.11
 Securities of Other U.S. Government Agencies and Corporations          10,157      6.42      9,761      6.32      8,634      6.30
 Mortgage Backed Securities                                            208,461      6.59    219,627      6.40    218,169      6.36
 Obligations of States and Political Subdivisions                       41,756      6.38     40,464      6.56     40,580      6.57
 Stock                                                                  13,327      5.21     13,010      5.12     12,747      5.01
 Other Securities                                                        8,049      5.38      4,011      9.35      4,696      8.26
   Total Available-for-Sale Securities                                 284,260      6.44    289,385      6.39    287,339      6.35
Held-to-Maturity Securities
 U. S. Treasury Securities                                                 299      6.65         50      6.00        100      4.01
 Securities of Other U. S.  Government Agencies and Corporations
 Mortgage Backed Securities                                              1,032      7.60      1,185      7.34      1,214      7.49
 Obligations of States and Political Subdivisions
 Stock
 Other Securities
   Total Held-to-Maturity Securities                                     1,331      7.38      1,235      7.29      1,314      7.22
Interest -bearing Due from Banks                                         1,089      4.64      1,114      5.92      1,247      5.47
Federal Funds Sold                                                       1,406      6.04        346      3.76        462      3.76
Loans:
  Real Estate Loans                                                    196,579      9.16    185,535      8.61    182,650      8.58
  Consumer                                                              36,296     17.27     35,073     16.53     35,452     16.26
  Agricultural                                                           3,050     10.44      3,028      9.78      2,997      9.59
  Commercial/Industrial                                                 13,686     10.10     13,843      8.81     13,958      8.55
  Other                                                                    223      7.94        272      6.99        287      6.99
  Political Subdivisions                                                 6,458      6.53      5,244      6.01      5,097      5.98
  Leases                                                                   163      8.79        152      8.55        150      7.97
  Total Loans                                                          256,455     10.31    243,147      9.72    240,591      9.66
Less Unearned Discount                                                                                                (1)
 Net Loans & Leases                                                    256,455     10.31    243,147      9.72    240,590      9.66
  Total Earning Assets                                                 544,541      8.26    535,227      7.91    530,952      7.91
Cash                                                                    11,773               13,775               13,443
Securities Valuation Reserve                                            (5,280)                (851)                 850
Allowance for Possible Loan Losses                                      (4,442)              (4,064)              (4,021)
Other Assets                                                             6,387                4,382                8,960
Bank Premises & Equipment                                                6,775                6,199                5,820
Total Assets                                                           559,754              554,668              556,004

INTEREST-BEARING LIABILITIES
Interest Checking                                                       41,994      4.35     41,061      3.31     40,698      3.04
Money Market                                                            90,410      5.01     79,050      3.84     77,901      3.54
Savings                                                                 49,015      2.48     53,853      2.50     54,263      2.49
Certificates of Deposit                                                110,244      5.42    109,174      4.43    110,622      4.36
Individual Retirement Accounts                                          78,503      6.80     70,537      6.92     70,120      6.91
Other Time Deposits                                                      2,638      2.58      2,555      2.39      2,796      2.30
Federal Funds Purchased                                                  5,505      6.41     11,565      4.31     11,313      3.91
Other Borrowed Funds                                                    88,044      6.16     92,614      5.17     90,210      4.95
Total Interest-bearing Liabilities                                     466,353      5.30    460,409      4.52    457,923      4.36
Demand Deposits                                                         39,399               39,282               38,887
 Other Liabilities                                                       3,842                2,877                6,282
  TOTAL LIABILITIES                                                    509,594              502,568              503,092
Stockholders' Equity                                                    53,645               52,629               52,351
Securities Valuation Reserve                                            (3,485)                (529)                 561
Total Liabilities and Stockholders'
  Equity                                                               559,754              554,668              556,004
Interest Rate Spread                                                                2.96                 3.39                 3.55

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



                                     TABLE III
                              RESERVE FOR LOAN LOSSES
                                   RECONCILEMENT
                                   (In Thousands)


                                                Actual          Actual         Probable       Worst Case
                                            Sept. 30, 1995   Dec. 31, 1994   Dec. 31, 1995   Dec. 31, 1995
Beginning Balance January 1,                        4,229           3,817           4,229           4,229
Provision Charged to Earnings                         552             738             737             737
Recoveries                                            159             194             166             166
Charge-offs                                          (397)           (520)           (525)           (928)
Ending Balance                                      4,543           4,229           4,607           4,204

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                                                              TABLE IV
                                                                         LOAN LOSS HISTORY
                                                                           (In Thousands)
                                                 1995 Est    1994      1993      1992     1991        1990      1989     Average
Net Loans*                                        277,670   258,472   238,755   225,475   199,072    190,544   159,715   221,386
Net Charge Offs                                       359       326       247       518     3,142        115       222       704
Allowance for Possible Loan Losses Balance          4,607     4,229     3,817     3,356     2,548      2,539     2,284     3,340
Provision for Loan Losses Charged to Earnings         737       737       708     1,326     3,151        326       275     1,037
Earnings                                            7,065     7,494     8,127     7,290     5,643      5,342     4,268     6,461
Earnings Coverage of Net Charge Offs                 19.7 x    23.0 x    32.9 x    14.1 x     1.8 x     46.5 x    19.2 x    12.1 x
Allowance Coverage of Net Charge Offs                12.8 x    13.0 x    15.5 x     6.5 x     0.8 x     22.1 x    10.3 x     6.2 x
 Accruing Loans Contractually Past Due Ninety
 Days or More                                       2,723     2,743     2,899     2,532     3,810      2,425     1,684   2,688.0
Net Charge Offs as a Percentage of the Provision
 Charged to Earnings                                 48.7 %    44.2 %    34.9 %    39.1 %    99.7 %     35.3 %    80.7 %    29.4
Year-End Nonperforming Loans                          650       624       843     1,351       417        309       264     636.9
Allowance as a Percentage of Net Loans*:
Bank (1)                                             1.73 %    1.64 %    1.60 %    1.49 %    1.28 %     1.33 %    1.43 %    1.51 %
Peer Group (2)                                       1.62 %    1.65 %    1.82 %    1.42 %    1.44 %     1.34 %    1.32 %    1.52 %

* Gross loans less unearned discount
(1) At September 30, 1995
(2) At June 30, 1995

CITIZENS AND NORTHERN  CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



                                                                             TABLE  V
                                                           ALLOCATION OF RESERVE FOR POSSIBLE LOAN LOSSES
                                                                       At  September 30, 1995
                                                                           (In Thousands)
                              1995 Est.   1994     1993     1992      1991      1990     Average   Loss Ratio  Reserve
Commercial and Agricultural      23,500    22,649   26,376   22,712    23,541    21,120    23,316    1.9508         458
Real Estate -- Construction       2,500     2,593    2,224      993       982     1,249     1,757
Real Estate -- Mortgage         210,000   193,095  170,532   162,434  136,716   121,987   165,794    0.0156          33
Credit Cards and Related Plans    9,750     9,896    9,212     9,991    6,694     5,738     8,547    0.9728          95
All Other Loans to Individuals   31,750    30,094   30,282    29,182   31,762    35,605    31,446    0.4466         142
Lease Financing                     170       145      154       162      129       164       154
Total                           277,670   258,472  238,780   225,474  199,824   185,863   231,014
Letter of Credit Commitments      4,500     4,415    5,046     4,670  N/A        N/A        4,658    1.9606          88
Other Commitments:
Consumer                         25,000    24,202   23,323    22,174  N/A        N/A       23,675    0.45112        113
Mortgage                          9,600     9,566    9,466     9,117  N/A        N/A        9,437    0.01603          2
Commercial                       10,000     9,901    9,790     5,670  N/A        N/A        8,840    1.96061        196
FASB No. 114 Nonperforming Loans    181    N/A      N/A       N/A     N/A        N/A          181                   181
                                                                                        Total Reserve Allocation  1,307
The reserve allocation factor is determined by using a six year  average of net         Unallocated Portion       3,166
charge offs divided by the six year average loan balance by type.                       Total Reserve Balance     4,473

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


OTHER INCOME

The following table compares the major categories of other income for the periods ending September 30, 1995 and September 30, 1994 and the amount and percentage of change by category.



                                                         Periods Ending
                                                          September  30,     $       %
                                                         1995      1994   Change   Change
Service Charges on Deposit Accounts                        842      793       49     6.18
Service Charges and Fees                                   204      216      (12)   (5.56)
Trust Department Income                                    562      392      170    43.37
Insurance Commissions, Fees and Premiums                   477      444       33     7.43
Other Operating Income                                      37      322     (285)  (88.51)
Realized Gains on Available-for-Sale, Net                1,229      722      507    70.22
Total Other Income                                       3,351    2,889      462    15.99

     Other income increased 15.99 percent during the nine period ending September 30, 1995 when compared to the same period last year.
     Service charges on deposit accounts increased $49,000 or just over 6 percent when comparing the two periods. The increase consists of $17,000 in account and statement fees due to increased usage and an increase in the number of accounts over last year; there was also an increase of $32,000 in overdraft charges between the two periods.
     Other service charges and fees declined $12,000 or 5.6 percent during the first nine months of 1995 when compared to the same period in 1994. The 1994 total included a large rebate from the bank's check supplier and interest on a large tax refund for the years 1991 and 1992; the rebate and the tax refund interest amounted to $15,000.
     Trust Department fees increased 43.3 percent or $170,000 over the same period in 1994. The increase can be attributed to several factors. Interest rates and market values were up significantly during the first nine months of 1995 when compared to the same period last year, both of which contributed to larger account fees. An increase in the fee schedule was implemented January 1, 1995 and has thus increased fee income. Also, an ongoing effort to sell employee benefit plans is beginning to generate additional fee income. There were also fees generated from the settlement of several large estates during the first nine months of 1995.
     Other operating income decreased $285,000 during the six month period ending September 30, 1995 when compared to the same period in 1994. Other income totals for the nine months ending September 30, 1994 contained the realized gain on the sale of an investment which had been classified as an other asset, the gain amounted to $265,000. Also included in other income were the earnings on the same asset and the gain on the sale of data processing equipment for the period which amounted to $15,000 and $7,000 respectively.
     Realized gains on the sale of Available-for-Sale investments amounted to $1,229,000 for the first nine months of 1995 and $722,000 during the same period in 1994. A portion of the gain resulted from the sale of several equity securities which were sold to comply with FDIC policy. The policy requires banks to either sell or transfer to their holding company all equity investments not traded on a recognized securities exchange. The policy gives banks until mid 1996 to accomplish the sale or transfer. The other equity securities sold were involved in the recent round of bank mergers and management felt that they had become overpriced and it would be prudent to book the gain.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


OTHER EXPENSE

The following table compares the various categories of other expense for the periods ending September 30, 1995 and September 30, 1994




                                                                           TABLE VII
                                                                 MAJOR CATEGORIES OF OTHER EXPENSE
                                                                         (In Thousands)

                                                                 Periods Ending
                                                                   September 30,       $        %
                                                                 1995      1994     Change   Change
Salaries and Wages                                                4,096    3,731      365     9.78
Pensions and Other Employee Benefits                              1,260    1,296      (36)   (2.78)
Occupancy Expense, Net                                              524      511       13     2.54
Furniture and Equipment Expense                                     486      403       83    20.60
Other Operating Expense                                           4,331    4,216      115     2.73
Total Other Expense                                              10,697   10,157      540     5.32

     Salaries and wages increased over 9 percent. The increase can be attributed to an increase in the number of full time equivalent employees and merit raises. The number of full time equivalent employees was 199 at September 30, 1995 and 195 at September 30, 1994. Merit raises effective January 1, 1995 were in the 5 to 6 percent range.
     Pensions and Other Employee Benefits declined by $36,000 or 3 percent when compared to the same period last year. The decrease was due to the retirement of two executive officers who received severance payments for accumulated benefits.
     Furniture and Fixtures Expense reflected a variance of just over 20 percent between the comparable periods. The primary cause for the increase was the purchase of a check imaging system which became operational in August of 1994. The cost of the system was approximately $900,000 and was instrumental in increasing depreciation expense $83,000 over the periods being compared.
     Other Expense increased $115,000 over the same period in 1994; this increase includes $113,000 of additional processing costs for the Corporation's credit card and ATM programs. Also the loss on disposition of other real estate increased $40,000 over last year. The Corporation, however, did benefit from the recent reduction in FDIC premiums, this expense is $198,000 less than the comparable period last year.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



STATEMENT OF CONDITION

     Average earning assets of the Corporation for the nine month period ending September 30, 1995 increased 1.7 and 2.7 percent when compared to the periods ending December 31, 1994, and September 30, 1994. The asset structure of the balance sheet changed very little, average Available-for-Sale Securities declined slightly, down about 2 percent when compared to the average balance sheet ending December 31, 1994 and down just over 1 percent when compared to average balances for the nine months ending September 30, 1994. Average loans during the nine months ending September 30, 1995 did begin to experience growth increasing 6.6 percent over the same period in 1994 and 5.4 percent over the twelve month period ending December 31, 1994. The loan growth was centered around real estate secured loans.
     On the liability side of the balance sheet average total deposits have increased 2.2 and 2.3 percent respectively for the periods ending December 31, 1994 and September 30, 1994. The deposit increase was used to fund the loan growth. Deposit categories experiencing the heaviest growth were Money Market accounts and Individual Retirement accounts. Growth in other areas was relatively flat except Passbook and Statement savings which declined slightly when compared to the previous periods.
     Interest rate swings have caused wide fluctuations in the market value of the Available-for-Sale securities, creating large adjustments to the capital account. The net adjustment to capital at September 30, 1995, December 31, 1994 and September 30, 1994 respectively was $2,706,000 and ($8,589,000), and ($4,010,000) . All adjustments reflect a tax effect of 34 percent.
     The reader should refer to Table II and Table VIII on pages 8 and 14. Table II reflects average balances for the periods ending September 30, 1995, December 31, 1994, and September 30, 1994. Table VIII reflects the estimated market values of assets and liabilities at September 30, 1995.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                               TABLE  VIII
                                         ESTIMATED MARKET VALUES
                                             (In Thousands)


                                      Carrying   Fair
                                        Value    Value   Difference

ASSETS
Loans:
  Gross Loans                           262,570  259,011    (3,559)
  Less: Loan Loss Reserve                (4,543)  (4,543)
Net Loans                               258,027  254,468    (3,559)
Held-to-Maturity Securities
  U.S. Government Securities              1,268    1,335        67
Total Held-to-Maturity Securities         1,268    1,335        67

LIABILITIES
Deposits:
  Money Market                           94,566   94,566
  Interest Checking                      42,025   42,025
  Club Accounts                           2,537    2,537
  Certificates of Deposit               119,164  119,503       339
  Golden Passbook                           889      889
  Regular/Key Savings                    46,380   46,380
  Individual Retirement Accounts         78,990   79,642       652
Total Interest Bearing Deposits         384,551  385,542       991
Borrowings:
  Fixed Rate Borrowings                  10,000   10,050        50
  Variable Rate Borrowings               10,000   10,000
Total Borrowings                         20,000   20,050        50
Federal Funds Purchased
Repurchase Agreements                    74,650   74,650

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND INTEREST RATE SENSITIVITY


     The Corporation's ability to absorb short-term deposit fluctuations or unusually heavy loan demand, should either occur, is met by using a FLEXLINE of credit available through the Federal Home Loan Bank of Pittsburgh or by repurchase agreements. The FLEXLINE of credit provides the Corporation with a credit line which approximates 10 percent of total assets or about $50 million dollars. Repurchase agreements are secured with mortgage-backed instruments. The maturities of the repurchase agreements generally range from 30 days to 3 years.
     At September 30, 1995 the Corporation had $74,650,000 in short-term borrowings (maturing within one year) and $20,000,000 in borrowings that mature in 2 to 3 years. The majority of the borrowed funds are repurchase agreements secured with mortgage backed investments. This short-term borrowing creates a large negative gap which narrows the net interest spread and lowers the net interest margin during periods of rising interest rates.
     Beginning in the first quarter of 1994 and continuing into the second quarter of 1995 actions of the Federal Reserve Open Market Committee caused interest rates to increase approximately 200 basis points. This increase caused the Corporation's net interest margin to decline from 3.70 percent for the year ending December 31, 1993 to 3.39 for the year ending December 31, 1994. The net interest margin for the current nine month period has declined to 2.96 percent. Interest rates stabilized during the second quarter of 1995 and declined slightly in the third quarter of 1995, this has caused the net interest margin to increase slightly and improve earnings during the third and fourth quarter of 1995.
     The Corporation uses a computer model to measure its interest rate risk using a rate shock. The model shocks interest 400 basis points upward and downward. The reader should refer to table XII which provides the estimated percentage change in net interest income under the various rate shock scenarios.
     The Corporation's Asset Liability Policy provides for a 20 percent change in net interest income at a 200 basis point increase in interest rates. At September 30 1995, the change at 200 basis points was 21.4 percent, however, management felt that the change was insignificant for remedial action and that the short term trend was favorable.

CITIZENS AND NORTHERN CORPORATION FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                               TABLE  IX
                                              RATE SENSITIVE ASSETS AND RATE SENSITIVE LIABILITIES
                                                           September 30, 1995
                                                            (In Thousands)

                                                           Greater  Greater  Greater    Greater
                                                            than     than      than      than
                                                 3 Mos.     3-6      6-12      1-3       3-5
ASSETS                                          or Less     Mos.      Mos.     Years     Years
Interest-Bearing Deposits                          1,051                 100
"Available-for-Sale" Securities
   U.S.Treasury Securities                         2,457
   U.S.Agency Securities                          12,051
   Mortgage Backed Securities                    209,362
   Municipals                                     43,304
   Other Bonds                                    15,144
   Stocks                                         19,171
Total "Available-for-Sale" Securities            301,489
"Held-to-Maturity" Securities:
   U.S.Treasury Securities                                                                  299
   Mortgage Backed Securities
Total "Held-to-Maturity" Securities:                                                        299
Loans and Lease Financing:
   Real Estate-Construction                          940
   Real Estate-Mortgage                           41,470    17,469    29,875    24,924   22,542
   Consumer                                       16,013     2,885     4,506    10,294    2,528
   Agricultural                                      749       267       472     1,066      432
   Commercial                                      9,470       380       927     2,020      824
   Other                                             210        31        52        31        2
   Political Subdivisions                            782       171       351     1,275    1,188
   Leases                                              9         9        18        72       72
Total Loans                                       69,643    21,212    36,201    39,682   27,588
Less: Unearned Discount
      Allowance for Loan Losses
Net Loans and Leases                              69,643    21,212    36,201    39,682   27,588
Federal Funds sold                                 2,500
Cash and Due From Banks
Other Assets                                       4,059
Total Assets                                     378,742    21,212    36,301    39,682   27,887

LIABILITIES AND EQUITY

Interest-Bearing Deposits:
   Money Market                                   94,566
   NOW and SNOW                                   42,025
   Christmas/Fund Clubs                                      1,786        96
   CD's                                           23,276    25,133    30,563    15,033   25,717
   Reg/Key Savings
   GPS
   IRA's
Total Interest-Bearing Deposits                  159,867    26,919    30,659    15,033   25,717
Demand Deposits
Repurchase Agreements                             54,650                        20,000
Federal Funds Purchased
Borrowed Funds:
   Variable                                       10,000
   Fixed                                                              10,000
Total Borrowed Funds                              10,000              10,000
Other Liabilities                                    794
Stockholders' Equity
Total Liabilities and Equity                     225,311    26,919    40,659    35,033   25,717
Interest Rate Sensitivity Gap                    153,431    (5,707)   (4,358)    4,649    2,170

                                                Greater   Greater   Greater
                                                 than      than      than
                                                 5-10      10-20     20       Non-
ASSETS                                           Years     Years     Years    Interest   Total

Interest-Bearing Deposits                                                                 1,151
"Available-for-Sale" Securities
   U.S.Treasury Securities                                                                2,457
   U.S.Agency Securities                                                                 12,051
   Mortgage Backed Securities                                                           209,362
   Municipals                                                                            43,304
   Other Bonds                                                                           15,144
   Stocks                                                                                19,171
Total "Available-for-Sale" Securities                                                   301,489
"Held-to-Maturity" Securities:
   U.S.Treasury Securities                                                                  299
   Mortgage Backed Securities                         49       734       186                969
Total "Held-to-Maturity" Securities:                  49       734       186              1,268
Loans and Lease Financing:
   Real Estate-Construction                                                                 940
   Real Estate-Mortgage                           42,729    21,710         4            200,723
   Consumer                                          556        63         7             36,852
   Agricultural                                       70        24                        3,080
   Commercial                                        207                                 13,828
   Other                                                                                    326
   Political Subdivisions                          1,391     1,498        13              6,669
   Leases                                              2                                    182
Total Loans                                       44,955    23,295        24            262,600
Less: Unearned Discount                                                            (30)     (30)
      Allowance for Loan Losses                                                 (4,543)  (4,543)
Net Loans and Leases                              44,955    23,295        24    (4,573) 258,027
Federal Funds sold                                                                        2,500
Cash and Due From Banks                                                         11,670   11,670
Other Assets                                                                     8,275   12,334
Total Assets                                      45,004    24,029       210    15,372  588,439

LIABILITIES AND EQUITY

Interest-Bearing Deposits:
   Money Market                                                                          94,566
   NOW and SNOW                                                                          42,025
   Christmas/Fund Clubs                                                                   1,882
   CD's                                               57                                119,779
   Reg/Key Savings                                                    46,434             46,434
     GPS                                                                 885                885
     IRA's                                                            78,980             78,980
Total Interest-Bearing Deposits                       57             126,299            384,551
Demand Deposits                                                                 40,791   40,791
Repurchase Agreements                                                                    74,650
Federal Funds Purchased                                                                       0
Borrowed Funds:
   Variable                                                                              10,000
   Fixed                                                                                 10,000
Total Borrowed Funds                                                                     20,000
Other Liabilities                                                                6,482    7,276
Stockholders' Equity                                                            61,171   61,171
Total Liabilities and Equity                          57             126,299   108,444  588,439
Interest Rate Sensitivity Gap                     44,947    24,029  (126,089)  (93,072)

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



CAPITAL ADEQUACY

     Tier I capital of the Corporation excluding unrealized gains on Available-for-Sale investments totaled $59,465,000, $56,385,000, and $55,992,000 at
September 30, 1995, December 31, 1994, and September 30, 1994 respectively. The ratio of tier I capital to assets at the close of those periods was 10.11 percent, 10.31 percent, and 9.86 percent respectively.
      The Corporation's risk based capital ratio, which measures the amount of risk assets to total capital , was 18.36 percent, 18.36 percent, and 19.75 percent for the periods ending September 30, 1995, December 31, 1994, and September 30, 1994 respectively. The ratios exclude the Available-for Sale market value adjustment as mandated by SFAS No. 115.
     Dividends paid to shareholders for the respective nine month periods ending September 30, 1995 and September 30, 1994 amounted to $.48 and $.455. The dividend amounted to 43.6 percent and 35.8 percent of net income respectively.
     Management is aware of the possible detrimental effect that a large negative gap can have on the capital of the Corporation during prolonged periods of rising interest rates. Exposure to changes in the economic value of the Corporation's capital due to increases in interest rates is monitored on a monthly basis by the Board of Directors and senior management. Table XI provides a theoretical measurement of the effect on capital if interest rates suddenly shifted up or down 100, 200, 300, or 400 basis points.
     Management's Asset and Liability policy provides for a maximum decline in theoretical market value of 25 percent at a 200 basis point increase in interest rates. At September 30, 1995 the decline amounted to 28 percent, however management feels that this is only a temporary decline and no action was taken.
     The net after tax adjustment to the Corporation's capital as a result of SFAS No. 115 was $2,706,000, ($8,589,000) and ($4,010,000) at September 30,
1995, December 31, 1994 and September 30, 1994 respectively.
     There are no planned capital expenditures that will have a material effect on the capital ratios of the Corporation or the results of operations.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                       TABLE X
                                                 RATE SHOCK ANALYSIS
                                           COMPARISON OF EXECUTIVE SUMMARIES
                                        FOR THE PERIOD ENDING September 30, 1995
                                                   (In Thousands)

                                 -4.00   -3.00   -2.00    -1.00   FLAT    1.00    2.00    3.00    4.00
INCOME STATEMENT
Interest Income
    Loans                        22,856  23,751  24,646  25,541  26,436  27,191  27,984  28,781  29,610
    Investments                  18,903  18,996  19,089  19,182  19,275  19,367  19,460  19,553  19,646

Total Interest Income            41,759  42,747  43,735  44,723  45,711  46,558  47,444  48,334  49,256

Interest Expense
    Deposits                      7,281  10,107  12,934  15,761  18,588  20,995  23,343  25,744  27,256
    Borrowings                      695     802     909   1,016   1,123   1,218   1,274   1,346   1,404
    Federal Funds Purchased       1,318   2,097   2,894   3,710   4,544   5,391   6,251   7,129   7,993

Total Interest Expense            9,294  13,006  16,737  20,487  24,255  27,604  30,868  34,219  36,653


Net Interest Income              32,465  29,741  26,998  24,236  21,456  18,954  16,576  14,115  12,603

Memo:
Net Interest Income
Tax Equivalent                   34,028  31,284  28,522  25,741  22,941  20,425  18,030  15,553  14,034

Provision for Loan Losses           737     737     737     737     737     737     737     737     737

Net Income After Provision       31,728  29,004  26,261  23,499  20,719  18,217  15,839  13,378  11,866

Other Operating Income            2,050   2,050   2,050   2,050   2,050   2,050   2,050   2,050   2,050

Other Operating Expense          13,137  13,137  13,137  13,137  13,137  13,137  13,137  13,137  13,137

Income Before Income Tax         20,641  17,917  15,174  12,412   9,632   7,130   4,752   2,291     779
Income Tax                        5,987   5,073   4,153   3,227   2,295   1,455     656    (170)   (679)

Net Income                       14,654  12,844  11,021   9,185   7,337   5,675   4,096   2,461   1,458

Projected Dividends               3,300   3,300   3,300   3,300   3,300   3,300   3,300   3,300   3,300

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                       TABLE XI
                                                    RATE SHOCK ANALYSIS
                                           COMPARISON OF EQUITY MARKET VALUES
                                     FOR THE PERIOD ENDING SEPTEMBER 30, 1995
                                                            (In Thousands)

                        -4.00      -3.00     -2.00     -1.00     FLAT      1.00      2.00     3.00    4.00
Assets:
  Book Value           581,053    581,053   581,053   581,053   581,053   581,053  581,053  581,053  581,053
  Market Value         702,229    670,162   641,077   614,612   590,456   575,736  558,955  543,756  528,642

  Change               121,176     89,109    60,024    33,559     9,403    (5,317) (22,098) (37,297) (52,411)

Liabilities:
  Book Value           525,324    525,324    525,324  525,324   525,324   525,324  525,324  525,324  525,324
  Market Value         572,064    559,426    547,637  536,632   526,355   519,272  512,982  506,707  500,667

  Change               (46,740)   (34,102)   (22,313) (11,308)   (1,031)    6,052   12,342   18,617   24,657

Equity
   Beginning Balance    55,729     55,729     55,729   55,729    55,729    55,729   55,729   55,729   55,729
   Asset Change        121,176     89,109     60,024   33,559     9,403    (5,317) (22,098) (37,297) (52,411)
   Liability Change    (46,740)   (34,102)   (22,313) (11,308)   (1,031)    6,052   12,342   18,617   24,657

   Market Value        130,165    110,736     93,440   77,980    64,101    56,464   45,973   37,049   27,975

Duration
   Assets                5.036      4.805      4.590    4.390     4.204     4.071    3.932    3.806    3.684
   Liabilities           2.882      2.791      2.704    2.620     2.539     2.487    2.441    2.394    2.348

   Equity               14.504     14.980     15.645   16.571    17.873    18.635   20.560   23.108   27.594

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                              TABLE XII
    CURRENT EXPOSURE TO HYPOTHETICAL CHANGES IN INTEREST RATES
               FOR THE PERIOD ENDING SEPTEMBER 30, 1995

                         PERCENTAGE CHANGE IN:

  Change in            Net Interest Income        MV of Portfolio Equ
Interest Rates              Projected                 Projected
(Basis Points)               Change                     Change

        400                  -38.8                       -56.4
        300                  -32.2                       -42.2
        200                  -21.4                       -28.3
        100                  -11.0                       -11.9
          0                    0.0                         0.0
       -100                   12.2                        21.7
       -200                   24.3                        45.8
       -300                   36.4                       -72.8
       -400                   48.3                       103.1

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

          a.  Exhibits filed as part of this report are listed below:

              Exhibit   1 -- Quarterly Report to Shareholders for period ending
September 30, 1995

          b. No reports on Form 8-K were filed during the period ending September 30, 1995

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q


                                  SIGNATURE PAGE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  November 9, 1995                  WILLIAM K FRANCIS   /S/
                                        -----------------------
                                        William K. Francis
                                        President and Chief Executive Officer


Date  November 9, 1995                  JAMES W SEIPLER    /S/
                                        ----------------------
                                        James W. Seipler
                                        Treasurer
                                        (Chief Financial Officer)