Form 10-K
period 1995-12-31
CITIZENS & NORTHERN CORP
filed 1996-03-22
CIK 810958

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549


                                      FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                          COMMISSION FILE NO. 0-16084
DECEMBER 31, 1995                                                       -------
-----------------

                           CITIZENS & NORTHERN CORPORATION
                           -------------------------------
               (Exact name of registrant as specified in its charter)

    PENNSYLVANIA                                      23-2451943
    ------------                                      ----------
  (State of Incorporation)                  (Employer Identification Number)

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:  THOMPSON STREET
                                        -----------------
                                        RALSTON, PA 17763
                                        -----------------

MAILING ADDRESS OF EXECUTIVE OFFICE:  90-92 MAIN STREET
                                      -----------------
                                      WELLSBORO, PA  16901
                                      --------------------

          REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE):  717-265-6171
                                                                ------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
                                                                       -----

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                       COMMON STOCK, PAR VALUE $1.00 A SHARE
                       -------------------------------------
                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes      X     No  _________
                            ---------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                              [ X ]

The number of shares outstanding of the issuer's class of common stock as of March 1, 1996:

              $1.00 Par Value                           5,012,081 Shares
                                                        ---------

The aggregate market value of the registrant's common stock held by non-affiliates at
March 1, 1996 :                      $102,747,660
--------------                       ------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the Year Ended December 31, 1995 (Annual Report) are incorporated by reference into Parts I and II

Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 16, 1996
(Proxy Statement) are incorporated by reference into Part III

LOCATION IN FORM 10-K                               INCORPORATED INFORMATION
---------------------                              ------------------------

PART II
-------

Item 5.  Market for Registrant's Common            Page 39 of the Annual Report
         Stock and Related Stockholder Matters

Item 6.  Selected Financial Data                   Pages 39 and 40 of the
                                                     Annual Report

Item 7.  Management's Discussion and Analysis      Page 24 through 38 of the
         of the Financial Condition and Results      Annual Report
         of Operations

Item 8.  Financial Statements and                  Page 5 through 22 and page
         Supplementary Data                         39 of the Annual Report


PART III
--------

Item 10.  Directors and Executive Officers         Page 2 through 6 of the of
        of the Registrant                           Proxy Statement


Item 11.  Executive Compensation                   Page 6 through 9 of the
                                                   Proxy Statement

Item 12.  Security Ownership of Certain            Page 2 through 6 of the
     Beneficial Owners and Management               Proxy Statement


Item 13.  Certain Relationships and Related        Page 21 of the Annual Report
          Transactions                             Page 11 of the Proxy
                                                   Statement



                   Number of pages, not including Cover Page, is 10
                                          1

                                        PART I
                                        ------

ITEM 1. BUSINESS
-----------------

     The information appearing in the Annual Report under the caption "Description of Business" on page 43 is herein incorporated by reference.

REGULATION AND SUPERVISION

THE CORPORATION

     The Corporation is a one-bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve Board and must comply with the reporting requirements of the Federal Bank Holding Company Act.

     A one-bank or multi-bank holding company is prohibited under Section 3
(a)(3) of the Act from acquiring either directly or indirectly 5% or more of the voting shares of any bank or bank holding company without prior Board approval. Additionally, Section 3 (a)(3) prevents, without prior Board approval, an existing bank holding company from increasing its ownership in an existing subsidiary bank unless a majority (greater than 50 percent) of the shares are already owned (Section 3 (a)(B) ). A bank holding company which owns more than 50 percent of a bank's shares may buy and sell those shares freely without Board approval, provided the ownership never drops to 50 percent or less. If the holding company owns 50 percent or less of a bank's shares, prior Board approval is required before such additional acquisition of shares takes place until ownership exceeds 50 percent.

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

ITEM 2.  PROPERTIES
-------------------

     The Bank fully owns fifteen (15) banking offices as listed below. All offices have been modernized to meet the demands for the Bank's services and to give a pleasant and comfortable atmosphere in which to conduct the Bank's business.

      1.  Executive Offices - 90-92 Main Street, Wellsboro, PA  16901
      2.  Corporate Headquarters - Thompson Street, Ralston, PA  17763
      3.  428 South Main Street, Athens, PA  18810
      4.  111 Main Street, Dushore, PA  18614
      5.  Main Street, East Smithfield, PA  18817
      6.  Main Street, Elkland, PA  16920
      7.  Route 49, Knoxville, PA  16928
      8.  Main Street, Laporte, PA  18626
      9.  Route 15, Liberty, PA  16930
     10.  Route 220, Monroeton, PA  18832
     11.  RD 2, Sayre, PA  18840
     12.  Route 15, Tioga, PA  16946

     13.  428 Main Street, Towanda, PA  18848
     14.  Elmira and East Main Street, Troy, PA  16947
     15.  Route 6, Wysox, PA  18854

       All offices offer a full range of banking services, except the Monroeton office, which does not offer safe deposit boxes.

       There are no encumbrances against any of the properties owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS
--------------------------

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                       PART II
                                       -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
---------------------------------------------------------------------
        MATTERS
        -------

       The information appearing in the Annual Report under the caption "Quarterly Share Data" on page 39 and the "Summary of Quarterly Financial Data" on page 41 is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA
--------------------------------

       The "Five Year Summary of Operations" on page 40 of the Annual Report is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------

        RESULTS OF OPERATIONS
        ---------------------

       The information appearing in the Annual Report under the caption "Management's Discussion and Analysis of the Financial Condition and Results of Operations" on pages 24 through 38, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

       The Consolidated Financial Statements (and footnotes thereto) and the Summary of Quarterly Financial Data presented in the Annual Report is herein incorporated by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------

       Not applicable.

                                      PART III
                                      --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

       (a) Identification of Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Corporation's Proxy Statement dated March 18, 1996, is herein incorporated by reference.

       (b) Identification of Executive Officers. The information appearing under the caption "Corporation's and Bank's Executive Officers" on pages 4 through 6 of the Corporation's Proxy Statement dated March 18, 1996, is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

       Information appearing under the caption "Executive Compensation" on page 8 of the Corporation's Proxy Statement dated March 18, 1996, is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

       Information appearing under the caption "Election of Directors" on pages 2 through 4 and under the caption "Corporation's and Bank's Executive Officers" on pages 4 through 6 of the Corporation's Proxy Statement is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS
--------------------------------------------------------

       Information appearing in footnote 12 to the Consolidated Financial Statements included on page 21 in the Annual Report is herein incorporated by reference.

       Information appearing under the caption "Certain Transactions" on page 11 of the Corporation's Proxy Statement is herein incorporated by reference.

                                       PART IV
                                       -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

       (a) (1). The following consolidated financial statements and reports are set forth in Item 8.


                                                                                        PAGE
                 Report of Independent Certified Public Accountants                      23
                 Financial Statements:
                    Consolidated Balance Sheet - December 31, 1995 and 1994               4
                    Consolidated Statement of Income - Years Ended
                      December 31, 1995, 1994 and 1993                                    5
                    Consolidated Statement of Changes in Stockholders' Equity -
                      Years Ended December 31, 1995, 1994 and 1993                        6
                    Consolidated Statement of Cash Flows - Years Ended
                      December 31, 1995, 1994 and 1993                                    7
                    Notes to Consolidated Financial Statements                       8 - 22


       (2). Financial statement schedules are either omitted because inapplicable or included in the financial statements or related notes. Individual financial statements of Bucktail Life Insurance Company, a consolidated subsidiary have been omitted, as neither the assets nor the income from continuing operations before taxes exceed ten percent of the consolidated totals.

       (3).  Exhibits   (numbered as in Item 601 of Regulation S-K)

                2.  Plan of Acquisition, Reorganization,
                    Arrangement, Liquidation or Succession      Not applicable

                3.  (i)  Articles of Incorporation                           *

                3. (ii)  Bylaws of the Registrant                            *

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

                9.  Voting Trust Agreement                      Not applicable

               10.  Material Contracts                          Not applicable

               11.  Statement re Computation
                    of Per Share Earnings                       Not applicable

               12.  Statements re Computation of Ratios         Not applicable

               13.  Annual Report to Shareholders

               16.  Letter re Change in Certifying
                    Accountant                                  Not applicable

               18.  Letter re Change in Accounting
                    Principles                                  Not applicable

               21.  List of Subsidiaries                                     9

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

               23.  Consents of Experts and Counsel             Not applicable

               24.  Power of Attorney                           Not applicable

               27.  Financial Data Schedules                              None

               28.  Information from Reports Furnished
                    to State Insurance Regulatory Authorities   Not applicable

               99.  Additional Exhibits                         Not applicable

       (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1995.

       *omitted in the interest of brevity

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CITIZENS & NORTHERN CORPORATION

     March 20, 1996                       By:   WILLIAM K. FRANCIS   /s/.
-------------------------                    -----------------------------
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

     March 20, 1996                       By:   JAMES W. SEIPLER     /s/.
-------------------------                    -----------------------------
                  Date                        James W. Seipler
                                              Treasurer

    BOARD OF DIRECTORS


    J. ROBERT BOWER         /s/   .           LAWRENCE F. MASE         /s/   .
    -------------------------------           --------------------------------
      J. Robert Bower                           Lawrence F. Mase


    R. ROBERT DECAMP        /s/   .           ROBERT J. MURPHY         /s/   .
    -------------------------------           --------------------------------
      R. Robert DeCamp                          Robert J. Murphy


    R. JAMES DUNHAM         /s/   .           EDWARD H. OWLETT, III    /s/   .
    -------------------------------           --------------------------------
      R. James Dunham                           Edward H. Owlett, III


    ADELBERT E. ELDRIDGE    /s/   .           F. DAVID PENNYPACKER     /s/   .
    -------------------------------           --------------------------------
      Adelbert E. Eldridge                      F. David Pennypacker


    WILLIAM K. FRANCIS      /s/   .           LEONARD SIMPSON          /s/   .
    -------------------------------           --------------------------------
      William K. Francis                        Leonard Simpson



    LAURENCE R. KINGSLEY    /s/   .           HOWARD W. SKINNER       /s /   .
    -------------------------------           --------------------------------
      Laurence R. Kingsley                      Howard W. Skinner


    EDWARD L. LEARN         /s/   .           DONALD E. TREAT          /s/   .
    -------------------------------           --------------------------------
      Edward L. Learn                           Donald E. Treat


    JOHN H. MACAFEE         /s/   .
    -------------------------------
      John H. Macafee

                                    EXHIBIT INDEX

       3. (i) Articles of Incorporation of the Registrant as currently in effect are herein incorporated by reference to Exhibit D to Registrant's Form S-4, Registration Statement dated
                March 27, 1987.

       3. (ii) Bylaws of the Registrant as currently in effect are herein incorporated by reference to Exhibit E to Registrant's Form S-4, Registration Statement dated March 27, 1987

       4. Articles of Incorporation of the Registrant as currently in effect are herein incorporated by reference to Exhibit D to Registrant's Form S-4, Registration Statement dated
                March 27, 1987.

       10. Page 29 of Registrant's Form S-4, Registration Statement dated March 27, 1987, is herein incorporated by reference.

       13.      Annual Report to Shareholders

       21.      List of Subsidiaries

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Citizens & Northern Corporation

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries ("Corporation") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Corporation changed its method of accounting for securities and income taxes in 1993.








Williamsport, Pennsylvania
January 22, 1996