Form 10-Q
period 1996-03-31
CITIZENS & NORTHERN CORP
filed 1996-05-09
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)


                     FOR THE QUARTER ENDED:  MARCH 31, 1996



                        COMMISSION FILE NUMBER:  0-16084
                                                 -------

                        CITIZENS AND NORTHERN CORPORATION

                      STATE OF INCORPORATION:  PENNSYLVANIA

               I.R.S. EMPLOYER IDENTIFICATION NUMBER:  23-2451943
                                                       ----------

       REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE):  717-724-3411
                                                             ------------

             ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:  THOMPSON STREET
                                                     ---------------
                                                   RALSTON, PA 17763
                                                   -----------------


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


As of April 1, 1996  5,117,182 COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information
Item 1.  Financial Statements

            CONSOLIDATED BALANCE SHEET
            --------------------------
                                                         March 31,  December 31,
(In Thousands)                                             1996         1995
                                                        ----------- ------------
                                                        (Unaudited)   (Audited)
ASSETS
Cash & Due From Banks                                        12,776      12,945
Interest-Bearing Deposits                                       661         645
                                                         ----------  ----------
   Total Cash and Cash Equivalents                           13,437      13,590
Available-for-Sale Securities                               316,146     299,591
Held-to-Maturity Securities                                   1,572       1,507
Federal Funds Sold                                            4,700
Loans, Net                                                  259,646     259,603
Bank Premises and Equipment                                   6,634       6,791
Foreclosed Assets Held for Sale                                 786         455
Accrued Interest on Bonds and Loans                           4,155       4,058
Other Assets                                                    658         392
                                                         ----------  ----------
TOTAL ASSETS                                                607,734     585,987
                                                         ----------  ----------
                                                         ----------  ----------

LIABILITIES
Deposits:
   Noninterest-Bearing                                       41,398      41,167
   Interest - Bearing                                       391,793     388,385
                                                         ----------  ----------
      Total Deposits                                        433,191     429,552
Dividends Payable                                               852         843
Borrowed Funds                                              103,800      85,000
Accrued Interest and Other Liabilities                        4,301       3,615
                                                         ----------  ----------
TOTAL LIABILITIES                                           542,144     519,010

STOCKHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                      5,117       5,067
   Authorized 10,000,000; Issued 5,117,182
   and 5,066,516 in 1996 and 1995, respectively
Stock Dividend Distributable                                              1,013
Paid in Capital                                              12,538      11,575
Retained Earnings                                            44,696      43,370
                                                         ----------  ----------
   Total                                                     62,351      61,025
Unrealized Holding Loss on Available-for-Sale Securities      4,239       6,952
Less: Treasury Stock at Cost
   105,101 shares at March 31, 1996                         (1,000)
   104,060 shares at December 31, 1995                                  (1,000)
                                                         ----------  ----------
TOTAL STOCKHOLDERS' EQUITY                                   65,590      66,977
                                                         ----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    607,734     585,987
                                                         ----------  ----------
                                                         ----------  ----------

The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

        CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands Except Share Data)

                                                                     Three Months Ended          Fiscal Year To Date
                                                                         March 31,             3 Months Ended March 31,
                                                                    1996          1995            1996        1995
                                                                 (Current)    (Prior Year)      (Current)  (Prior Year)
                                                              ---------------------------------------------------------
INTEREST INCOME
   Interest and Fees on Loans                                 $      6,723   $      6,123   $      6,723   $      6,123
   Interest on Balances with Depository Institutions                     7              8              7              8
   Interest on Loans to Political Subdivisions                         106            101            106            101
   Interest on Federal Funds Sold                                       35             63             35             63
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                        3,994          3,630          3,994          3,630
      Tax Exempt                                                       680            627            680            627
      Dividends                                                        180            182            180            182
                                                              ------------   ------------   ------------   ------------
      Total Interest and Dividend Income                            11,725         10,734         11,725         10,734
INTEREST EXPENSE
   Interest on Deposits                                              4,398          4,607          4,398          4,607
   Interest on Other Borrowings                                      1,388          1,488          1,388          1,488
                                                              ------------   ------------   ------------   ------------
   Total Interest Expense                                            5,786          6,095          5,786          6,095
                                                              ------------   ------------   ------------   ------------
   Interest Margin                                                   5,939          4,639          5,939          4,639

   Provision for Possible Loan Losses                                  175            184            175            184
                                                              ------------   ------------   ------------   ------------
   Interest Margin After Provision for Possible Loan Losses          5,764          4,455          5,764          4,455
OTHER INCOME
   Service Charges on Deposit Accounts                                 270            274            270            274
   Service Charges and Fees                                             63             63             63             63
   Trust Department Income                                             205            189            205            189
   Insurance Commissions, Fees and Premiums                            119            157            119            157
   Other Operating Income                                               18             35             18             35
   Realized Gains on Available-for-Sale and
      Held-to-Maturity Securities, Net                                  97            774             97            774
                                                              ------------   ------------   ------------   ------------
   Total Other Income                                                  772          1,492            772          1,492
OTHER EXPENSES
   Salaries and Wages                                                1,449          1,364          1,449          1,364
   Pensions and Other Employee Benefits                                465            460            465            460
   Occupancy Expense, Net                                              178            180            178            180
   Furniture and Equipment Expense                                     188            152            188            152
   Other Operating Expense                                           1,325          1,491          1,325          1,491
                                                              ------------   ------------   ------------   ------------
   Total Other Expenses                                              3,605          3,647          3,605          3,647
                                                              ------------   ------------   ------------   ------------
   Income Before Income Tax Provision                                2,931          2,300          2,931          2,300
   Income Tax Provision                                                752            575            752            575
                                                              ------------   ------------   ------------   ------------
NET INCOME                                                    $      2,179   $      1,725   $      2,179   $      1,725
                                                              ------------   ------------   ------------   ------------
                                                              ------------   ------------   ------------   ------------
PER SHARE DATA:
NET INCOME                                                    $       0.43   $       0.34   $       0.43   $       0.34

NUMBER SHARES USED IN COMPUTATION                                5,012,081      5,012,081      5,012,081      5,012,081
NUMBER SHARES ISSUED                                             5,117,182      5,066,516      5,117,182      5,066,516

NUMBER SHARES AUTHORIZED                                        10,000,000     10,000,000     10,000,000     10,000,000
DIVIDEND PER SHARE                                            $       0.17   $       0.16   $       0.17   $       0.16

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 1.  Financial Statements (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

                                                               Periods Ended
                                                                  March 31,
                                                                    1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        2,179       1,725
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
   Provision for Possible Loan Losses                                 175         184
   Realized (Gain), Loss on Available-for-Sale and
    Held-to-Maturity Securities, Net                                 (97)       (774)
   Provision for Depreciation                                         191         184
   Accretion and Amortization                                         243          78
   Deferred Income Tax                                               (18)
   (Increase) in Accrued Interest
    Receivable and Other Assets                                     (363)       (397)
   Increase in Accrued Interest Payable and
    Other Liabilities                                               2,112       1,917
- -------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                         4,422       2,917
- -------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities            34          28
  Purchase of Held-to-Maturity Securities                           (100)       (198)
  Proceeds from Sales of Available-for-Sale Securities                144       1,435
  Proceeds from Maturities of Available-for-Sale Securities        10,494       5,016
  Purchase of Available-for-Sale Securities                      (31,451)    (11,434)
  Net Increase in Loans                                             (218)       1,050
  Purchase of Premises and Equipment                                 (34)        (99)
  Sale of Foreclosed Assets                                                     (110)
  Purchase of Other Real Estate                                     (331)         162
- -------------------------------------------------------------------------------------
    Net Cash Used in Investing Activities                        (21,462)     (4,150)
- -------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                          3,639       6,609
  (Decrease) in Short Term Borrowings                            (15,200)    (14,000)
  Proceeds from Long Term Borrowings                               34,000      10,000
  Dividends Declared                                                (852)       (794)
- -------------------------------------------------------------------------------------
    Net Cash Provided by Financing Activities                      21,587       1,815
- -------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                   4,547         582
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       13,590      12,407
- -------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             18,137      12,989
- -------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                     4,324       4,700
- -------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------
  Income Taxes Paid                                                 1,063         810
- -------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1995 is unaudited; however, such information reflects all adjustments ( consisting solely of normal recurring adjustments ) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods.
     During the first quarter of 1995, the Corporation implemented SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The pronouncement requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The implementation of this standard did not have a material impact on the Corporation's balance sheet.
     This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

CITIZENS AND NORTHERN - FORM 10 - Q

Item 2. Management's discussion and Analysis of Financial Condition and Results of Operations


EARNINGS OVERVIEW

     The Corporation reported net income for the quarter ended March 31, 1996 of $ 2,179,000, or $ .43 per common share. This compares to $ 1,725,000, or $ .34 per share, for the quarter ended March 31, 1995.
     Income for the three months ended March 31, 1996 increased 26 percent when compared to the same three months period in 1995. The increase can be attributed to an increase in the net interest margin.
     The directors and management of the Corporation expect that 1996 will be a profitable year if interest rates remain at the current levels.

NET INTEREST MARGIN
Quarters ended March 31, 1996/1995

     The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities increased from 2.75 percent for the quarter ended March 31, 1995 to 3.53 percent for the quarter ended March 31, 1996. The net spread for the quarter ended December 31, 1995 was 2.90 percent. The gross rate of return on earning assets for the quarters ending March 31, 1996, December 31, 1995 and March 31, 1995 were 8.33 percent, 8.22 percent and 8.10 percent, respectively. The average costs of interest bearing liabilities for the quarters ended March 31, 1996, December 31, 1995 and March 31, 1995 were 4.80 percent, 5.23 percent and 5.35 percent, respectively. The 78 basis point increase in the net interest margin between the comparable periods caused net interest income to increase $1,300,000.
     The average rate of return on the portfolio of available-for-sale investments remained unchanged during the periods being compared. However, the average balance for the quarter ended March 31, 1995 amounted to $274,493,000 and has increased nearly $27,000,000 between the two periods; this increase generated $411,000 in additional investment income. The average investment in available-for-sale investments for the year ended December 31, 1995 amounted to $287,069,000 and has increased just over $14,000,000 during the first quarter of 1996. The average rate of return for 1995 was 6.41 percent.
     Average gross loans for the periods ended March 31, 1996, December 31, 1995 and March 31, 1995 totaled $263,960,000, $259,143,000 and $256,600,000, respectively. The average rate of return on the loan portfolio posted a slight increase of 5 basis points since year-end 1995. However, it has increased 65 basis points since March 31, 1995, thus increasing interest income $605,000. Loan growth has been relatively flat during the past year. Average total loans have increased $7,262,000, an increase of just 2.8 percent since March 31, 1995. The loan categories that did increase slightly were mortgage and commercial loans. The biggest single factor inhibiting loan growth is rate competition from other banks and non bank competitors. The competition will probably keep the average rate of return on the portfolio at its current level for 1996.
     On the liability side of the balance sheet average total deposits increased
6.7 percent or $25,345,000 when comparing average balances for the periods ended March 31, 1996 and March 31, 1995. Average total deposits increased 3 percent or $12,666,000 between December 31, 1995 and March 31, 1996. All of the deposit growth has been in interest-bearing deposit categories as demand deposit liabilities have remained flat.
     Average balances in all deposit categories have posted growth since March 31, 1995 with the exception of interest checking, passbook and statement savings accounts. The average balance in these deposit categories has shown a slight decline due to the lower rates paid. Average interest checking account balances have declined $1,188,000 between March 31, 1995 and March 31, 1996. The reason for the decrease was a change in the rate schedule applied to these accounts. The rate paid balances in these accounts prior to November 1, 1995 was 79% of the 91-treasury bill auction. After November 1, 1995 the rate was dropped to 50 percent of the auction rate; lesser rates are paid on account balances less than $2,500.

Balances in passbook and statement savings have declined slightly since
October 1, 1994 when the rate was lowered to 2.5 percent. They seem to have leveled off at about $46,000,000 and are considered core deposits.
     Money market account average balances for the periods ended March 31, 1996, December 31, 1995 and March 31, 1995 amounted to $97,145,000, $91,773,000 and
$87,178,000, respectively. The average rates paid on these balances for the respective periods were 4.48 percent, 4.93 percent and 5.18 percent. The average balances of certificates of deposit increased significantly between the comparable periods. The respective average balance carried at March 31, 1996, December 31, 1995 and March 31, 1996 amounted to $119,814,000, $112,493,000 and
$105,166,000. The average rate paid on the certificates dropped 61 basis points between March 31, 1995 and March 31, 1996. Individual retirement accounts also posted a modest increase in average balances due to the payment of interest. The average balances at March 31, 1996, December 31, 1995 and March 31, 1995 were $81,901,000, $78,534,000 and $77,525,000, respectively.
     Average borrowed funds increased $2,651,000 since March 31, 1995 and the average rate paid on those borrowed funds has decreased 57 basis points. Borrowed funds are invested in mortgage backed securities issued primarily by Fannie Mae. The primary source of borrowing is the Federal Home Loan Bank of Pittsburgh.
          Management is expecting interest rates to remain stable for the balance of 1996 and the net spread to remain in the 3.53 to 3.75 percent range.
     Tables I and II are provided to reflect average balances and rates paid for the quarters ended March 31, 1996, December 31, 1995 and March 31, 1995 respectively.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's discussion and Analysis of Financial Condition and Results of Operations

Table I - Analysis of Average Daily Balances and Rates

                                                                                Periods Ended
(In Thousands)
EARNING ASSETS                                                          3/31/96       %      12/31/95      %      3/31/95       %
Available-for-Sale Securities:
   U. S. Treasury Securities                                           $   2,508     5.17   $   2,510     5.10   $   2,511     5.17
   Securities of Other U.S. Government Agencies and Corporations          16,599     6.87      10,639     6.49      13,096     6.38
   Mortgage Backed Securities                                            208,718     6.61     208,469     6.55     200,931     6.67
   Obligations of States and Political Subdivisions                       43,900     6.28      41,756     6.39      40,501     6.28
   Stock                                                                  16,689     4.37      13,547     5.09      13,467     5.48
   Other Securities                                                       12,945     7.93      10,148     5.60       3,987     6.51
- -----------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                301,359     6.50     287,069     6.41     274,493     6.52
- -----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                                 667     6.08         324     6.79
   Securities of Other U. S. Government Agencies and Corporations
   Mortgage Backed Securities                                              1,072     6.43       1,004     7.67       1,074     7.17
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
- -----------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                    1,739     6.30       1,328     7.45       1,074     7.17
- -----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing Due from Banks                                              881     3.22         996     5.52       1,105     2.94
Federal Funds Sold                                                         2,740     5.18       1,301     6.07       4,166     6.13
Loans:
   Real Estate Loans                                                     203,401     9.48     198,936     9.15     196,770     8.89
   Consumer                                                               35,368    17.36      36,230    17.01      36,665    15.39
   Agricultural                                                            2,654    10.24       3,051    10.32       3,045    10.26
   Commercial/Industrial                                                  15,505     9.89      13,998    10.03      13,502    10.00
   Other                                                                     215     7.55         238     7.98         203     7.99
   Political Subdivisions                                                  6,660     6.45       6,524     6.45       6,276     6.53
   Leases                                                                    157    10.33         166     4.00         139     8.75
- -----------------------------------------------------------------------------------------------------------------------------------
   Total Loans                                                           263,960    10.49     259,143    10.24     256,600     9.84
- -----------------------------------------------------------------------------------------------------------------------------------

   Total Earning Assets                                                  570,679     8.33     549,837     8.22     537,438     8.10
Cash                                                                      12,454               11,834               12,082
Securities Valuation Reserve                                               9,092              (2,668)             (12,413)
Allowance for Possible Loan Losses                                       (4,681)              (4,484)              (4,301)
Other Assets                                                               3,809                4,737                9,221
Bank Premises & Equipment                                                  7,241                6,774                6,883
- -----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                             598,594              566,030              548,910
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
Interest Checking                                                         40,729     2.44      42,118     4.02      41,917     4.46
Money Market                                                              97,145     4.48      91,773     4.93      87,178     5.18
Savings                                                                   46,479     2.50      48,261     2.48      49,646     2.55
Certificates of Deposit                                                  119,814     5.66     112,493     5.50     105,166     5.05
Individual Retirement Accounts                                            81,901     5.50      78,534     6.58      77,525     7.23
Other Time Deposits                                                        2,113     2.30       2,465     2.60       2,285     2.66
Federal Funds Purchased                                                    1,403     6.07       4,774     6.37       1,578     5.91
Other Borrowed Funds                                                      98,818     5.61      87,728     6.09      96,167     6.18
- -----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                                       488,402     4.80     468,146     5.23     461,462     5.35
Demand Deposits                                                           39,378               39,313               38,561
Other Liabilities                                                          3,291                4,844                2,083
- -----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                      531,071              512,303              502,106
Stockholders' Equity                                                      60,532               55,961               54,997
- -----------------------------------------------------------------------------------------------------------------------------------
Securities Valuation Reserve                                               6,991              (2,234)              (8,193)
- -----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                             $ 598,594            $ 566,030            $ 548,910
Interest Rate Spread                                                                 3.53                 2.99                 2.75
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Table II - Analysis of the Effect of Volume and Rate Changes in Interest Income and Interest Expense

                                                               Quarters Ended March 31, 1995/1996
(In Thousands)
                                                                      Change      Change        Total
                                                                        in          in
                                                                      Volume       Rate      Change
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                        $           $       1   $       1
   Securities of Other U.S. Government Agencies and Corporations           58          16          74
   Mortgage Backed Securities                                             127        (31)          96
   Obligations of States and Political Subdivisions                        53                      53
   Stock                                                                 (13)          11         (2)
   Other Securities                                                       172          17         189
- -----------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                 398          13         411
- -----------------------------------------------------------------------------------------------------
Held-to-Maturity Securities
   U. S. Treasury Securities
   Securities of Other U.S. Government Agencies and Corporations                       10         10
   Mortgage Backed Securities                                                         (6)         (6)
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
- -----------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                                 4           4
- -----------------------------------------------------------------------------------------------------
Interest-Bearing Due from Banks                                           (1)                     (1)
Federal Funds Sold                                                       (19)         (9)        (28)
Loans:
   Real Estate Loans                                                      148         293         441
   Consumer                                                              (46)         169         123
   Agricultural                                                          (10)        (10)
   Commercial/Industrial                                                   49         (5)          44
   Other
   Political Subdivisions                                                   6         (1)           5
   Leases                                                                               2           2
- -----------------------------------------------------------------------------------------------------
    Total Loans                                                           146         459         605
- -----------------------------------------------------------------------------------------------------
Total Interest Income                                                     524         467         991
- -----------------------------------------------------------------------------------------------------



INTEREST-BEARING LIABILITIES
Interest Checking                                                        (13)       (203)       (216)
Money Market                                                              213       (255)        (42)
Savings                                                                  (20)         (5)        (25)
Certificates of Deposit                                                   194         168         362
Individual Retirement Accounts                                             84       (356)       (272)
Other Time Deposits                                                       (2)        (14)        (16)
Federal Funds Purchased                                                   (3)           1         (2)
Other Borrowed Funds                                                       41       (139)        (98)
- -----------------------------------------------------------------------------------------------------
Total Interest Expense                                                    495       (804)       (309)
- -----------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                 $      29   $   1,271   $   1,300
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q
Part 1 - Financial Information ( continued )
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )


ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Allowance for Possible Loan Losses is a reserve established by management, which it believes will be adequate to absorb future loan losses based on management's assessment of the quality of the total loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.
     The assessment looks at portfolio quality and a review of historical charge-offs using a six year average. Portfolio quality is determined by regulatory and independent loan reviews. The Corporation employs an independent loan review specialist who reviews loans based on criteria set by the Board of Directors. The review includes but is not limited to documentation, financial statements, tax returns and a cash flow analysis of each loan.
     Probably the most important tool used by management to determine portfolio quality is the "Watch List". The "Watch List" is a collection of loans that are now or have been substandard for a variety of reasons. The list is distributed to Branch Managers monthly for their review and update before going to the Board of Directors. The list also contains all nonperforming loans that for purposes of SFAS No. 114 are segregated for reserve purposes and valued at their observable collateral value.
     Other factors used to evaluate the reserve level are loan growth, economic conditions of the market area and peer group comparisons.
     Tables IV and V present a five year history of the Allowance for Possible Loan Losses and projection for the current year. Table V projects estimated losses using the last five years as a base. Years having abnormally large or low charge-offs are eliminated to present a realistic estimation. Table III provides reserve activity for the year-to-date, the most probable at year end and a worst case scenario which uses an historical average including years which had larger than normal losses.

TABLE III - Reconciliation of the Reserve for Possible Loan Losses

(In Thousands)

                                  Worst Case     Probable        Actual         Actual         Actual
                                Dec. 31, 1996  Dec. 31, 1996  Mar. 31, 1996  Dec. 31, 1995  Dec 31, 1994
Beginning Balance January 1,       4,579,210     4,579,210      4,579,210      4,228,741      3,816,982
Provision Charged to Earnings        721,000       721,000        175,125        736,500        737,496
Year-to-Date Recoveries              140,000       140,000         79,415        187,473        194,312
Year-to-Date Charge-offs           (882,000)     (600,000)      (183,265)      (573,504)      (520,049)
- -------------------------------------------------------------------------------------------------------
Ending Balance                     4,558,210     4,840,210      4,650,485      4,579,210      4,228,741
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


TABLE IV--Loan Loss History

(In Thousands)
                                               1996 Est     1995      1994      1993      1992      1991    AVERAGE
Net Loans  *                                    290,000   264,182   258,472   238,755   225,475   199,072   210,851
Net Charge-offs                                     460       387       326       247       518     3,142       726
Allowance for Possible Loan Losses Balance        4,840     4,579     4,229     3,817     3,356     2,548     3,338
Provision for Loan Losses Charged to Earnings       721       737       737       708     1,326     3,151     1,054
Earnings                                          7,203     7,866     7,494     8,127     7,290     5,643     6,232
Earnings Coverage of Net Charge-offs               15.7 x    20.3 x    23.0 x    32.9 x    14.1 x     1.8 x     8.6 x
Allowance Coverage of Net Charge-offs              10.5 x    11.8 x    13.0 x    15.5 x     6.5 x     0.8 x     4.6 x
Loans Ninety Days or More Past Due and
Still Accruing                                    2,500     2,915     2,743     2,899     2,532     3,810     2,486
Net Charge-offs as a Percent of the Provision      63.8 %    52.5 %    44.2 %    34.9 %    39.1 %    99.7 %    68.8 %
Year-End Nonperforming Loans                        250       279       624       843     1,351       417       538
Allowance as a Percentage of Gross Loans: *
Bank (1)                                           1.76 %    1.73 %    1.64 %    1.60 %    1.49 %    1.28 %    1.36 %
Peer Group (2)                                     1.73 %    1.61 %    1.65 %    1.82 %    1.42 %    1.44 %    1.38 %
* Gross Loans less Unearned Discount
(1) At March 31, 1996
(2) At December 31, 1995


CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Table V - Allocation of the Reserve for Possible Loan Losses

(In Thousands)
- -------------------------------------------------------------------------------------------------
     LOAN CLASSIFICATION           1996       1995     1994     1993     1992     1991     AVG
                                   Est.
- -------------------------------------------------------------------------------------------------
  Commercial, Financial &            35,000   31,522   22,649   26,376   22,712   23,541   26,967  0.01955 X   35,000 =   684
Agricultural
  Real Estate - Construction          1,500    1,284    2,593    2,224      993      982    1,596  0.00000 X    1,500 =
  Real Estate - Mortgage            210,000  192,350  193,095  170,532  162,434  136,716  177,521  0.00017 X  210,000 =    36
  Credit Card & Related Plans        10,000    9,934    9,896    9,212    9,991    6,694    9,288  0.01303 X   10,000 =   130
  All Other Loans to Individuals     33,340   28,955   30,094   30,282   29,182   31,762   30,603  0.00551 X   33,340 =   184
  Lease Financing                       160      163      145      154      162      129      152          X      160 =     0
    Total Loans                     290,000  264,208  258,472  238,780  225,474  199,824  246,126
  FASB 114 Allocation                   240      228      N/A      N/A      N/A      N/A      181  1.00000 X      240 =   240
  Letter of Credit Commitments        2,750    2,633    4,415    5,046    4,670      N/A    4,191  0.00000 X    2,750 =     0
  All Other Commitments
                         Consumer    25,000   24,811   24,202   23,323   22,174      N/A   23,628  0.00551 X   25,000 =   138
                         Mortgage     7,500    7,276    9,566    9,466    9,117      N/A    8,856  0.00017 X    7,500 =     1
                       Commercial    10,500   10,201    9,901    9,790    5,670      N/A    8,891  0.01955 X   10,500 =   205
                                                                                              Reserve Allocation     1,618
                                                                                              Unallocated Portion    3,222
                                                                                                            Reserve Balance    4,840

CITIZENS AND NORTHERN CORPORATION FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

Table VI - Major Categories of Noninterest Income

                                              Periods Ended
(In Thousands)                                  March 31,
                                                                $          %
                                              1996     1995   Change     Change

Service Charges on Deposit Accounts            270      274      (4)     (1.46)
Service Charges and Fees                        63       63        0       0.00
Trust Department Income                        205      189       16       8.47
Insurance Commissions, Fees and Premiums       119      157     (38)    (24.20)
Other Operating Income                          18       35     (17)    (48.57)
Realized Gains (Losses) on Securities, Net      97      774    (677)    (87.47)
- -------------------------------------------------------------------------------
Total Other Income                             772    1,492    (720)    (48.26)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

     Total other income decreased 48 percent when comparing the quarter ended March 31, 1996 to the same quarter in 1995. The primary reason for the decrease was realized gains on available-for-sale securities. The realized gains for both periods resulted from the sales of stock of Pennsylvania banks or Pennsylvania bank holding companies. During the first quarter of 1995, the Corporation sold one issue of stock which management felt had become over-priced. The Bank sold three issues of stock, two of which were not listed on a recognized exchange and had to be sold to comply with FDIC regulations. The other was sold because management felt it would be prudent to lock in the increase in market value. During the first quarter of 1996, the Corporation sold one issue of bank stock which management also felt had become over priced.
     Service charges on deposit accounts and other service charges and fees remained nearly unchanged when comparing the two periods.
     Trust department income increased just over 8 percent during the first quarter of 1996 when compared to the same period in 1995. The increase can be attributed to the increase in the market value of trust assets.
     Insurance commissions, fees and premiums generated by Bucktail Life Insurance Company decreased $38,000 due to the lack of consumer loan activity. The insurance company writes life and accident and health insurance on the bank's consumer loan portfolio.
     Other operating income increased 48 percent or $17,000; however, $16,000 in loan late charges had been improperly classified as other income . Had this amount been excluded from the March 31, 1995 total the change would have been minimal.

CITIZENS AND NORTHERN CORPORATION - FORM - 10Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

The following table compares the various categories of other expense for the periods ended March 31, 1996 and March 31, 1995

Table VII - Major Categories of  Noninterest Expense


                                              Periods Ended
                                                March 31,
(In Thousands)
                                                        %       $          %
                                              1996     1995   Change     Change

Salaries and Wages                           1,449    1,364       85       6.23
Pensions and Other Employee Benefits           465      460        5       1.09
Occupancy Expense, Net                         178      180      (2)     (1.11)
Furniture and Equipment Expense                188      152       36      23.68
Other Operating Expense                      1,325    1,491    (166)    (11.13)
- -------------------------------------------------------------------------------
Total Other Expense                          3,605    3,647     (42)     (1.15)
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


     Salaries and wages increased 6.23 percent. The increase can be attributed to an increase in the number of full time equivalent employees and merit raises. The number of full time equivalent employees at March 31, 1996 was 198, compared to 196 at March 31, 1995. Merit raises effective January 1, 1996 were in the 5 to 6 percent range.
     Other categories of other expense reflecting large variances over last year were furniture and fixtures and other expense. The primary cause for the increase in furniture and fixtures expense was the purchase of a check imaging system. The cost of the system was approximately $900,000, which caused an increase in depreciation expense.
     Other expense decreased $166,000 over the same period in 1995. The largest single factor contributing to the decrease was FDIC insurance. FDIC premiums dropped from $224,000 for the period ended March 31, 1995 to $1,000 for the period ended March 31, 1996.
     There were no other material expense category increases except credit card processing costs, which increased $105,000. The increase was caused by increased interchange transaction fees.

CITIZENS AND NORTHERN CORPORATION - FORM - 10Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

STATEMENT OF CONDITION

     Average total assets of the Corporation for the quarter ended March 31, 1996 increased $49,684,000 or 9.1 percent when compared to the quarter ended March 31, 1995. Average total assets increased $32,564,000 or 5.8 percent when compared to year-end 1995. The increase in average assets between March 31, 1995 and March 31, 1996 can be attributed to an increase in average deposits totaling $24,464,000. The deposit increase was primarily money market accounts and certificates of deposits. Demand deposits remained relatively flat during the year.
     The cash flow generated by the deposit increase was invested primarily in available-for-sale securities as average gross loans grew only $7,360,000 between March 31, 1995 and March 31, 1996. The small loan growth that was experienced was in real estate secured loans and some commercial loan growth; all other loan categories showed very little change.
     Average borrowed funds, primarily term loans with the Federal Home Loan Bank of Pittsburgh, increased $2,651,000 when comparing average outstanding balances for the quarters ended March 31, 1996 and March 31, 1995. When comparing the average borrowing for the quarter ended March 31, 1996 with the year ended December 31, 1995, average borrowing increased $11,090,000. The increase was due to slightly lower, stable interest rates during the first quarter of 1996.
     Interest rate swings have caused wide fluctuations in the market value of the Available-for-Sale securities, causing large adjustments to the capital account. The net adjustments to capital for March 31, 1996, December 31, 1995 and March 31, 1995 were $6,991,000, ($2,234,000) and ($8,193,000), respectively. Interest rates have declined slightly and stabilized since
March 31, 1995, which has  further improved the market value.
     The Corporation's capital remains strong at 14.1 percent of total deposits and 10.1 percent of total assets on March 31, 1996. Including the net market value adjustment for the Available-for-Sale securities, the ratios would be
15.14 percent and 10.8 percent, respectively. The ratios of capital to deposits and total assets at March 31, 1995 were 13.9 and 10.1 percent respectively. All capital ratios are well above regulatory requirements.
     The reader should refer to Table II and Table VIII on pages 8 and 16.
Table II reflects average balances for the periods ended March 31, 1996, December 31, 1995 and March 31, 1995. Table VIII reflects the estimated market values of assets and liabilities at March 31, 1996 using rate shock analysis.

LIQUIDITY AND INTEREST RATE SENSITIVITY


     The Corporation's ability to absorb short term deposit fluctuations or unusually heavy loan demand, should they occur, are met by using a flexline of credit available through the Federal Home Loan Bank of Pittsburgh or repurchase agreements. The flexline of credit provides the Corporation with a credit line which approximates 10 percent of the Corporation's borrowing capacity, or about $28.5 million dollars. Repurchase agreements are secured with mortgage-backed instruments. The maturities of the repurchase agreements generally range from 30 days to 2 years. The Corporation also has credit lines with correspondent banks totaling approximately $15,000,000.
     At March 31, 1996 total corporate borrowing amounted to $103,800,000, consisting of repurchase agreements amounting to $24,800,000 and long term borrowings totaling $79,000,000. This relatively short term borrowing created a large negative gap which had a detrimental effect on earnings during the first half of 1995, however interest rates have declined and the net interest margin has shown steady improvement through the last half of 1995 and into the first quarter of 1996.
     The Corporation uses a computer model to measure the theoretical effect of interest rate swings on the market value and the net interest margin using a rate shock. The model shocks interest 400 basis points upward and downward. The Asset and Liability Policy set by the Board of Directors imposes limits on the change in net interest income and market value of portfolio equity at a 200 basis point increase in interest rates. Net interest income may not decline more than 20 Percent and the change in market value of portfolio equity may not decline more than 25 percent. The Board of Directors felt that the parameters were reasonable based on the capital strength of the Corporation. The reader should refer to pages 16 and 17 for a fuller understanding of the effect of interest rate movements.

CITIZENS AND NORTHERN CORPORATION FORM 10 - Q

Item 2. Management's Discussion and Analysis of Condition and Results of Operations ( continued )

Table VIII - Rate Sensitive Assets and Rate Sensitive Liabilities



(In Thousands)                              Under       One to Five       Five to Ten       Over Ten       Non-
ASSETS                                    One Year         Years             Years           Years       Interest       Total
Interest-Bearing Deposits              $       661                                                                  $     661
Available-for-Sale Securities:
  U.S.Treasury Securities                                     2,467                                                     2,467
  U.S.Agency Securities                                                        12,034         10,125                   22,159
  Mortgage-Backed Securities                31,296           41,728            52,161         83,457                  208,642
  Municipals                                 1,515            4,110             5,108         35,998                   46,731
  Other Bonds                                2,544           10,865               619                                  14,028
  Stocks                                                                                      22,119                   22,119
Total Available-for-Sale Securities         35,355           59,170            69,922        151,699                  316,146
Held-to-Maturity Securities:
  U.S.Treasury Securities                      698                                                                        698
  Mortgage-Backed Securities                   874                                                                        874
Total Held-to-Maturity Securities            1,572                                                                      1,572
Loans and Lease Financing:
  Real Estate-Construction                   1,327                                                                      1,327
  Real Estate-Mortgage                      90,101           47,130            43,688         19,099                  200,018
  Consumer                                  11,664           13,107             1,199          9,297                   35,267
  Agricultural                               1,230            1,179               107             51                    2,567
  Commercial                                11,737            3,104               233            388                   15,462
  Other                                      2,726               14                               21                    2,761
  Political Subdivisions                     1,569            2,476             1,426          1,298                    6,769
  Leases                                        26               99                                                       125
Total Loans                                120,380           67,109            46,653         30,154                  264,296
       Allowance for Loan Losses                                                                          (4,650)     (4,650)
- -----------------------------------------------------------------------------------------------------------------------------
Net Loans and Leases                       120,380           67,109            46,653         30,154      (4,650)     259,646
- -----------------------------------------------------------------------------------------------------------------------------
Federal Funds Sold                           4,700                                                                      4,700
- -----------------------------------------------------------------------------------------------------------------------------
Cash and Due From Banks                                                                                    12,776      12,776
- -----------------------------------------------------------------------------------------------------------------------------
Other Assets                                                                                               12,233      12,233
- -----------------------------------------------------------------------------------------------------------------------------
Total Assets                           $   162,668          126,279           116,575        181,853       20,359   $ 607,734
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Interest-Bearing Deposits:
   Money Market                             99,471                                                                     99,471
   NOW and SNOW                             40,881                                                                     40,881
   Christmas/Fund Clubs                      1,547                                                                      1,547
   CD's                                     78,419           40,774                41            954                  120,188
   Reg/Key Savings                                                                            47,541                   47,541
   GPS                                         909                                                                        909
   IRA's                                    81,256                                                                     81,256
Total Interest-Bearing Deposits            302,483           40,774                41         48,495                  391,793
Demand Deposits                                                                                            41,398      41,398
Repurchase Agreements                                        24,800                                                    24,800
Borrowed Funds:
   Variable                                 10,000                                                                     10,000
   Fixed                                    49,000           20,000                                                    69,000
- -----------------------------------------------------------------------------------------------------------------------------
Total Borrowed Funds                        59,000           20,000                                                    79,000
- -----------------------------------------------------------------------------------------------------------------------------
Other Liabilities                              852                                                          4,301       5,153
- -----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity                                                                                       65,590      65,590
- -----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Equity           $   362,335           85,574                41             -       111,289   $ 607,734
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap          $ (199,667)           40,705           116,534        181,853     (90,930)   $
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------


CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Table IX - Rate Shock Analysis and the Resulting Hypothetical Effect on Income for the Year ended March 31, 1997



(In Thousands)
                             -4.00     -3.00     -2.00     -1.00      FLAT      1.00      2.00      3.00      4.00
INCOME STATEMENT

INTEREST INCOME
  LOANS                      23,411    24,365    25,319    26,273    27,226    27,997    28,694    29,337    30,015
  INVESTMENTS                19,556    19,749    19,943    20,137    20,331    20,524    20,718    20,912    21,106
  FED FUNDS SOLD                  2         4         6         8        10        12        14        16        18
TOTAL INT INC                42,969    44,118    45,268    46,418    47,567    48,533    49,426    50,265    51,139

INTEREST EXPENSE
  DEPOSITS                   10,805    12,434    14,059    15,764    18,838    21,427    23,961    26,546    29,155
  BORROWINGS                  3,462     3,689     3,916     4,143     4,369     4,356     4,352     4,347     4,342
  F F PURCHASED                 143       263       389       522       685       851     1,030     1,222     1,427

TOTAL INT EXP                14,410    16,386    18,364    20,429    23,892    26,634    29,343    32,115    34,924

NET INT INC BEFORE
RATE
SWAPS/FIXTURES/
OTHER ADJUST                 28,559    27,732    26,904    25,989    23,675    21,899    20,083    18,150    16,215

NET INT INC                  28,559    27,732    26,904    25,989    23,675    21,899    20,083    18,150    16,215

MEMO:
NET INT INC
TAX EQUIV                    30,053    29,229    28,405    27,493    25,169    23,389    21,570    19,633    17,693

LN LOSS PROV                    701       701       701       701       701       701       701       701       701

NET AFTER PROV               27,858    27,031    26,203    25,288    22,974    21,198    19,382    17,449    15,514

OTHER OPER INC                2,000     2,000     2,000     2,000     2,000     2,000     2,000     2,000     2,000


OTHER OPER EXP               13,968    13,968    13,968    13,968    13,968    13,968    13,968    13,968    13,968

INC BEFORE TAXES             15,890    15,063    14,235    13,320    11,006     9,230     7,414     5,481     3,546
TAXES                         4,417     4,133     3,849     3,537     2,757     2,155     1,540       885       230

NET INCOME                   11,473    10,930    10,386     9,783     8,249     7,075     5,874     4,596     3,316

DIVIDENDS                     3,300     3,300     3,300     3,300     3,300     3,300     3,300     3,300     3,300


CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Table X - Rate Shock Analysis and the Theoretical Effect on Equity Market Values for the Period Ended March 31, 1996


(In Thousands)
                       -4.00     -3.00     -2.00     -1.00      FLAT      1.00      2.00      3.00      4.00
ASSETS
  BOOK VALUE           602,022   602,022   602,022   602,022   602,022   602,022   602,022   602,022   602,022
  MARKET VALUE         720,255   689,633   661,886   636,655   613,632   596,607   582,026   569,652   557,080

  CHANGE               118,233    87,611    59,864    34,633    11,610   (5,415)  (19,996)  (32,370)  (44,942)

LIABILITIES
  BOOK VALUE           541,609   541,609   541,609   541,609   541,609   541,609   541,609   541,609   541,609
  MARKET VALUE         559,556   557,409   555,341   552,521   540,913   533,756   527,253   520,774   514,479

  CHANGE              (17,947)  (15,800)  (13,732)  (10,912)       696     7,853    14,356    20,835    27,130

EQUITY
  BEG BALANCE           62,976    62,976    62,976    62,976    62,976    62,976    62,976    62,976    62,976
  ASSET CHANGE         118,233    87,611    59,864    34,633    11,610   (5,415)  (19,996)  (32,370)  (44,942)
  LIAB CHANGE         (17,947)  (15,800)  (13,732)  (10,912)       696     7,853    14,356    20,835    27,130

  MARKET VALUE         163,262   134,787   109,108    86,697    75,282    65,414    57,336    51,441    45,164

DURATION
  ASSETS                 4.956     4.733     4.528     4.339     4.166     4.030     3.911     3.811     3.713

LIABILITIES              2.719     2.722     2.725     2.721     2.639     2.588     2.544     2.499     2.454

EQUITY                  12.746    13.212    13.923    14.968    15.529    16.268    17.067    17.785    18.909



Table XI - Current Exposure to Hypothetical Change in Interest Rates for the Period Ended March 31, 1997

                             Net Interest Income       MV of Portfolio Equity
     Change in Rates              Projected                  Projected
      Basis Points                 Change                      Change


               400                 -29.7                     -40.0
               300                 -22.0                     -31.7
               200                 -14.3                     -23.8
               100                  -7.1                     -13.1
                 0                   0.0                       0.0
              -100                   9.2                      15.2
              -200                  12.9                      44.9
              -300                  16.1                      79.0
              -400                  19.4                     116.9


Memo:
Net interest income projected under constant interest rates:   $22,962.7
Market value of portfolio equity under current interest rates:   $62,198.7

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Part II - Other Information

Item 1.   Legal Proceedings

       Citizens and Northern Corporation is not a litigant in any pending material lawsuits.


       It is the opinion of the counsel of Citizens and Northern Corporation that minor lawsuits which are pending will not have a significant or materially detrimental effect on the capital of the Corporation or in any way effect the results of operations.

Item  5.  Other Events

 a.   Exhibit 2 -- Appointment of New President of Citizens and Northern
Corporation

Item  6.  Exhibits and Reports on Form 8-K

a.    Exhibits filed as part of this report - None

b.    No reports on Form 8-K were filed during the period ended March 31, 1996

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

                                 SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date May 6, 1996                   WILLIAM K FRANCIS  /S/
     -----------                   -----------------------
                                   William K. Francis
                                   President and Chief Executive Officer


Date May 6, 1996                   JAMES W SEIPLER   /S/
     -----------                   -----------------------
                                   James W. Seipler
                                   Treasurer
                                   (Chief financial Officer)