Form 10-Q
period 1996-06-30
CITIZENS & NORTHERN CORP
filed 1996-08-14
CIK 810958

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC     20549


                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)


                   FOR THE SIX MONTH PERIOD ENDED:   JUNE  30, 1996



                           COMMISSION FILE NUMBER:  0-16084

                          CITIZENS AND NORTHERN CORPORATION

                        STATE OF INCORPORATION:   PENNSYLVANIA

                  I.R.S. EMPLOYER IDENTIFICATION NUMBER:  23-2451943

          REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE) : 717-724-3411

               ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:  THOMPSON STREET
                                                       RALSTON, PA 17763


             MAILING ADDRESS OF EXECUTIVE OFFICE:       90-92 MAIN STREET
                                                        WELLSBORO, PA 16901




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    x    No




    As of  July 1, 1996    5,117,182  COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information
Item 1. Financial Statements

            CONSOLIDATED BALANCE SHEET

                                                  June 30,     December 31,
(In Thousands)                                      1996         1995
                                                 (Unaudited)    (Audited)
ASSETS
Cash & Due From Banks                            14,479         12,945
Interest-Bearing Deposits                           645            645
     Total Cash and Cash Equivalents             15,124         13,590
Available-for-Sale Securities                   312,851        299,591
Held-to-Maturity Securities                       1,625          1,507
Loans, Net                                      264,895        259,603
Bank Premises and Equipment                       6,584          6,791
Foreclosed Assets Held for Sale                     612            455
Accrued Interest on Bonds and Loans               4,492          4,058
Other Assets                                      1,661            392
TOTAL ASSETS                                    607,844        585,987


LIABILITIES
Deposits:
    Noninterest Bearing                          46,457         41,167
    Interest - Bearing                          383,498        388,385
          Total Deposits                        429,955        429,552
Dividends Payable                                   852            843
Borrowed Funds                                  106,650         85,000
Accrued Interest and Other Liabilities            5,085          3,615
TOTAL LIABILITIES                               542,542        519,010

STOCKHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share          5,117          5,067
  Authorized 10,000,000; Issued 5,117,182
  and 5,066,516 in 1996 and 1995, respectively
Stock Dividend Distributable                                     1,013
Paid in Capital                                  12,538         11,575
Retained Earnings                                46,332         43,370
   Total                                         63,987         61,025
Unrealized Holding Loss on Available-for-Sale
Securities                                        2,315          6,952
Less: Treasury Stock at Cost
   105,100  shares at June 30, 1996              (1,000)
   104,060 shares at December 31, 1995                          (1,000)
TOTAL STOCKHOLDERS' EQUITY                       65,302         66,977
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        607,844        585,987
The accompanying notes are an integral part of the financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Item 1. - Financial Statements (continued)


    CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands except Per Share Data)

                                                                     Three Months Ended            Fiscal Year To Date
                                                                           June 30,               6 Months Ended June 30,
                                                                      1996           1995         1996            1995
                                                                 (Current)      (Prior Year)   (Current)      (Prior Year)
INTEREST INCOME
   Interest and Fees on Loans                                        6,807          6,460         13,530         12,599
   Interest on Balances with Depository Institutions                    10             15             17             23
   Interest on Loans to Political Subdivisions                         106            107            212            208
   Interest on Federal Funds Sold                                       23                            58             63
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                        4,065          3,690          8,059          7,320
      Tax Exempt                                                       761            672          1,441          1,299
      Dividends                                                        227            172            407            354
      Total Interest and Dividend Income                            11,999         11,116         23,724         21,866
 INTEREST EXPENSE
   Interest on Deposits                                              4,371          4,807          8,769          9,414
   Interest on Other Borrowings                                      1,415          1,328          2,803          2,816
   Total Interest Expense                                            5,786          6,135         11,572         12,230
   Interest Margin                                                   6,213          4,981         12,152          9,636
   Provision for Possible Loan Losses                                  175            184            350            368
   Interest Margin After Provision for Possible Loan Losses          6,038          4,797         11,802          9,268
 OTHER INCOME
   Service Charges on Deposit Accounts                                 288            282            558            556
   Service Charges and Fees                                             67             68            130            131
   Trust Department Income                                             183            195            388            384
   Insurance Commissions, Fees and Premiums                            149            156            268            313
   Other Operating Income                                                9             10             27             29
   Realized Gains on Available-for-Sale and
     Held-to-Maturity Securities, Net                                  171             77            268            851
   Total Other Income                                                  867            788          1,639          2,264
OTHER EXPENSES
   Salaries and Wages                                                1,473          1,364          2,922          2,728
   Pensions and Other Employee Benefits                                420            418            885            878
   Occupancy Expense, Net                                              189            176            367            356
   Furniture and Equipment Expense                                     177            158            365            310
   Other Operating Expense                                           1,347          1,546          2,672          3,037
   Total Other Expenses                                              3,606          3,662          7,211          7,309
   Income Before Income Tax Provision                                3,299          1,923          6,230          4,223
   Income Tax Provision                                                812            256          1,564            831
NET INCOME                                                           2,487          1,667          4,666          3,392
PER SHARE DATA:
NET INCOME                                                            0.50           0.33           0.93           0.68

NUMBER SHARES USED IN COMPUTATION                                5,012,081      5,012,081      5,012,081      5,012,081
NUMBER SHARES ISSUED                                             5,117,182      5,066,516      5,117,182      5,066,516
NUMBER SHARES AUTHORIZED                                        10,000,000     10,000,000     10,000,000     10,000,000
DIVIDEND PER SHARE                                                    0.17           0.16           0.34           0.32





CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 1.   Financial Statements (Continued)




CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

                                                                 Periods Ended June 30,
                                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    4,666          3,392
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                            350            368
    Realized (Gain), on Available-for-Sale and
       Held-to-Maturity Securities, Net                          (268)          (851)
    Provision for Depreciation                                    381            368
    Accretion and Amortization                                    429            161
    Deferred Income Tax                                           (20)           (26)
    Increase in Accrued Interest
       Receivable and Other Assets                             (1,682)          (181)
    Increase in Accrued Interest Payable and
      Other Liabilities                                         3,869          2,700
    Net Cash Provided by Operating Activities                   7,725          5,931
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities        82             64
  Purchase of Held-to-Maturity Securities                        (200)          (198)
  Proceeds from Sales of Available-for-Sale Securities         11,071          3,295
  Proceeds from Maturities of Available-for-Sale Securities    20,418         16,191
  Purchase of Available-for-Sale Securities                   (51,937)       (34,381)
  Net Increase in Loans                                        (5,643)        (2,232)
  Purchase of Premises and Equipment                             (174)          (119)
  Sale of Foreclosed Assets                                       174            228
  Purchase of Other Real Estate                                  (331)          (167)
       Net Cash Used in Investing Activities                  (26,540)       (17,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                        403         13,703
  Increase in Short Term Borrowings                             7,650         21,000
  Proceeds from (Repayment of) Long Term Borrowings            14,000        (20,000)
  Dividends Declared                                           (1,704)        (1,588)
       Net Cash Provided by Financing Activities               20,349         13,115
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                     1,534          1,727
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   13,590         12,407
CASH AND CASH EQUIVALENTS, END OF YEAR                         15,124         14,134
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                 9,052          9,629
  Income Taxes Paid                                             1,876            779





The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 1.   Financial Statements  ( continued )

Notes to Consolidated Financial Statements

1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1995 is unaudited; however, such information reflects all adjustments ( consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations, and changes in financial position for the interim periods.
    During the first quarter of 1995, the Corporation implemented SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" . The pronouncement requires that impaired loans that are within the scope of this Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. The implementation of this standard did not have a material impact on the Corporation's balance sheet.
    This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

CITIZENS AND NORTHERN - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS OVERVIEW

    The Corporation reported net income for the six months ended June 30, 1996 of $ 4,266,000, or $ .93 per common share. This compares to $ 3,392,000, or $.68 per share, for the six month period ended June 30, 1995.
    Income for the six months ended June 30, 1996 increased 38 percent when compared to the same six month period in 1995. The increase can be attributed to an increase in the net interest margin.
    The directors and management of the Corporation expect that profits for the balance of 1996 should be in the range of those recorded for the first months provided interest rates remain at the current levels.

NET INTEREST MARGIN
Quarters Ended June 30, 1996/1995

    The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities increased from 2.83 percent for the six month period ended June 30, 1995 to 3.55 percent for the six month period ended June 30, 1996. The net spread for the year ended December 31, 1995 was 2.99 percent. The gross rate of return on earning assets for the six months ended June 30, 1996, year ended December 31, 1995 and six months ended June 30, 1995 was 8.31 percent, 8.22 percent and 8.18 percent, respectively. The average costs of interest-bearing liabilities for the six month period ended June 30, 1996, year ended December 31, 1995 and six months ended June 30, 1995 was 4.76 percent,
5.23 percent and 5.35 percent, respectively. The 72 basis point increase in the net interest margin between the comparable six month periods caused net interest income to increase $2,106,000; an additional $410,000 can be attributed to volume increases.
    The average rate of return on the portfolio of Available-for-Sale investments remained relatively unchanged during the periods being compared. However, the average balance for the six months ended June 30, 1996 amounted to $306,609,000, increasing $29,457,000 between the two periods; this increase generated $941,000 in additional investment income. The average investment in Available-for-Sale investments for the year ended December 31, 1995 amounted to $287,069,000 and has increased just over $19,540,000 during the first six months of 1996. The average rate of return for 1995 was 6.41 percent.
    Average gross loans for the periods ended June 30, 1996, December 31, 1995 and June 30, 1995 totaled $264,895,000, $259,143,000 and $257,367,000, respectively. The average rate of return on the loan portfolio posted a slight increase of 9 basis points since year-end 1995 and 13 basis points since June 30, 1995, increasing interest income $936,000. Loan growth has been relatively flat during the past year. Average total loans have increased $7,528,000, an increase of just 2.9 percent since June 30, 1995. The loan categories that did increase slightly were mortgage and commercial loans. The biggest single factor inhibiting loan growth is rate competition from other banks and non bank competitors. The competition will probably keep the average rate of return on the portfolio at its current level for 1996.
    On the liability side of the balance sheet, average total interest-bearing deposits increased 5.6 percent or $20,503,000 when comparing average balances for the periods ended June 30, 1996 and June 30, 1995. Average total interest-bearing deposits increased 3.6 percent or $13,355,000 between December 31, 1995 and June 30, 1996. All of the deposit growth has been in interest-bearing deposit categories as demand deposit liabilities have remained flat.
    Average balances in all deposit categories have posted growth since June
30, 1995 with the exception of interest checking, passbook and statement savings accounts. The average balances in these deposit categories have shown a slight decline due to the lower rates paid. Average interest checking account balances have declined $1,071,000 between June 30, 1995 and June 30, 1996. The reason for the decrease was a change in the rate schedule applied to these accounts. The rate paid on balances in these accounts prior to November 1, 1995 was 79% of the 91 day Treasury bill auction rate. After November 1, 1995 the rate was lowered to 50 percent of the auction rate; account balances of less than $2,500 will be paid 25 percent of the 91-day Treasury Bill auction rate. The former rate was 39.5 percent of auction rate. Balances in passbook and statement savings have declined slightly since October 1, 1994 when the rate was lowered to 2.5 percent. They seem to have leveled off at about $47,000,000 and are considered core deposits.
    Money market account average balances for the periods ended June 30, 1996, December 31, 1995 and June 30, 1995 amounted to $99,006,000, $91,773,000 and
$89,046,000, respectively. The average rates paid on these balances for the respective periods were 4.52 percent, 4.93 percent and 5.11 percent. The rate paid on Money Market accounts is 90 percent of the 91-day Treasury bill auction rate. The average balances carried in certificates of deposit increased significantly between the comparable periods. The respective average balance for the periods ended June 30, 1996, December 31, 1995 and June 30, 1995 amounted to $118,745,000, $112,493,000 and $107,149,000. The average rate paid on the certificates dropped 27 basis points between June 30, 1995 and June 30, 1996. Individual retirement accounts also posted a modest increase in average balances due to the posting of interest on December 31, 1995. The average balances at June 30, 1996, December 31, 1995 and June 30, 1995 were $81,067,000, $78,534,000 and $78,221,000, respectively.

    Average borrowed funds increased $12,292,000  between the periods ended
June 30, 1966 and June 30, 1995 and the average rate paid on those borrowed funds decreased 47 basis points. Borrowed funds are invested in mortgage backed securities issued primarily by Fannie Mae. The primary source of borrowing is the Federal Home Loan Bank of Pittsburgh.
    Management is expecting interest rates to remain stable for the balance of 1996 and the net spread to remain in the 3.55 to 3.75 percent range.
    Tables I and II are provided to reflect average balances and rates paid for the six month periods ended June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


TABLE I - Analysis of the Effect of Volume and Rate Changes in
          Interest Income and Interest Expense




                                                                    Periods Ended June 30, 1996/1995

                                                                Change in       Change in       Total
(In Thousands)                                                   Volume           Rate          Change
EARNING ASSETS
Available-for-Sale Securities:
   U S Treasury Securities
   Securities of Other US Government Agencies and Corporations    470             41            511
   Mortgage Backed Securities                                      92           (133)           (41)
   Obligations of States and Political Subdivisions               154            (13)           141
   Stock                                                           84            (29)            55
   Other Securities                                               141            126            267
      Total Available-for-Sale Securities                         941             (8)           933
Held-to-Maturity Securities:
   U S Treasury Securities                                         12                            12
   Securities of Other US Government Agencies and Corporations
   Mortgage Backed Securities                                      (6)            (5)           (11)
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
      Total Held-to-Maturity Securities                             6             (5)             1
Interest-Bearing Due from Banks                                   (13)             6             (7)
Federal Funds Sold                                                  3             (8)            (5)
Loans:
   Real Estate Loans                                              303            411            714
   Consumer                                                      (112)           256            144
   Agricultural                                                   (21)            (3)           (24)
   Commercial/Industrial                                          114            (20)            94
   Other                                                            1              1              2
   Political Subdivisions                                           8             (3)             5
   Leases                                                           1                             1
    Total Loans                                                   294            642            936
Total Interest Income                                           1,231            627          1,858
INTEREST-BEARING LIABILITIES
Interest Checking                                                 (24)          (404)          (428)
Money Market                                                      224           (262)           (38)
Savings                                                           (33)             2            (31)
Certificates of Deposit                                           314            151            465
Individual Retirement Accounts                                    101           (700)          (599)
Other Time Deposits                                                (2)           (11)           (13)
Federal Funds Purchased                                          (100)           (11)          (111)
Other Borrowed Funds                                              341           (244)            97
Total Interest Expense                                            821         (1,479)          (658)

NET INTEREST INCOME                                               410          2,106          2,516





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

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table II - Analysis of Average Daily Balances and Rates


                                                                           Rate of             Rate of             Rate of
                                                                           Return/             Return/             Return/
                                                                           Cost of             Cost of             Cost of
(In Thousands)                                                              Funds               Funds               Funds
EARNING ASSETS                                                 6/30/96       %    12/31/95       %     6/30/95       %
Available-for-Sale Securities:
   U S Treasury Securities                                      2,507      5.15     2,510      5.10     2,510      5.14
   Securities of Other US Government Agencies and Corporations 24,693      6.90    10,639      6.49    10,838      6.22
   Mortgage Backed Securities                                 206,841      6.55   208,469      6.55   204,000      6.68
   Obligations of States and Political Subdivisions            46,201      6.29    41,756      6.39    41,262      6.35
   Stock                                                       16,805      4.90    13,547      5.09    13,381      5.34
   Other Securities                                             9,562      8.10    10,148      5.60     5,161      4.55
      Total Available-for-Sale Securities                     306,609      6.48   287,069      6.41   277,152      6.49
Held-to-Maturity Securities:
   U S Treasury Securities                                        698      6.07       324      6.79       299      6.31
   Securities of Other U S  Government Agencies and Corporations   16      6.50
   Mortgage Backed Securities                                     866      6.75     1,004      7.67     1,057      7.65
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
      Total Held-to-Maturity Securities                         1,580      6.51     1,328      7.45     1,356      7.35
Interest -Bearing Due from Banks                                  575      5.96       996      5.52     1,107      4.31
Federal Funds Sold                                              2,176      5.38     1,301      6.07     2,071      6.01
Loans:
   Real Estate Loans                                          203,930      9.41   198,936      9.15   197,268      8.93
   Consumer                                                    35,192     17.70    36,230     17.01    36,575     16.12
   Agricultural                                                 2,676     10.17     3,051     10.32     3,082     10.29
   Commercial/Industrial                                       16,014      9.76    13,998     10.03    13,650      9.99
   Other                                                          229      7.93       238      7.98       192      7.63
   Political Subdivisions                                       6,680      6.40     6,524      6.45     6,446      6.45
   Leases                                                         174      8.11       166      4.00       154      8.37
    Total Loans                                               264,895     10.46   259,143     10.24   257,367     10.03
 Net Loans & Leases                                           264,895     10.46   259,143     10.24   257,367     10.03
    Total Earning Assets                                      575,835      8.31   549,837      8.22   539,053      8.18
Cash                                                           12,549              11,834              11,831
Securities Valuation Reserve                                    6,936              (2,668)             (8,578)
Allowance for Possible Loan Losses                             (4,581)             (4,484)             (4,393)
Other Assets                                                    5,597               4,737               8,069
Bank Premises & Equipment                                       6,946               6,774               6,832
Total Assets                                                  603,282             566,030             552,814

INTEREST-BEARING LIABILITIES
Interest Checking                                              40,735      2.45    42,118      4.02    41,806      4.45
Money Market                                                   99,006      4.52    91,773      4.93    89,046      5.11
Savings                                                        47,186      2.50    48,261      2.48    49,877      2.48
Certificates of Deposit                                       118,745      5.55   112,493      5.50   107,149      5.28
Individual Retirement Accounts                                 81,067      5.41    78,534      6.58    78,221      7.15
Other Time Deposits                                             2,260      2.41     2,465      2.60     2,397      2.45
Federal Funds Purchased                                         1,829      5.95     4,774      6.37     5,220      6.39
Other Borrowed Funds                                           99,162      5.59    87,728      6.09    86,870      6.06
Total Interest-Bearing Liabilities                            489,990      4.76   468,146      5.23   460,586      5.35
Demand Deposits                                                41,871              39,313              38,664
 Other Liabilities                                              5,278               4,844               2,494
  Total Liabilities                                           537,139             512,303             501,744
Stockholders' Equity                                           60,555              55,961              50,633
Securities Valuation Reserve                                    5,588              (2,234)                437
Total Liabilities and Stockholders'  Equity                   603,282             566,030             552,814

Interest Rate Spread                                                       3.55                2.99                2.83



CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


ALLOWANCE FOR POSSIBLE LOAN LOSSES
    The Allowance for Possible Loan Losses is a reserve established by management, which it believes will be adequate to absorb future loan losses based on management's assessment of the quality of the total loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.
    The assessment looks at portfolio quality and a review of historical charge-offs using a six year average. Portfolio quality is determined by regulatory and independent loan reviews. The Corporation employs an independent loan review specialist who reviews loans based on criteria set by the Board of Directors. The review includes, but is not limited to, documentation, financial statements, tax returns and a cash flow analysis of each loan.
    Probably the most important tool used by management to determine portfolio quality is the "Watch List". The "Watch List" is a collection of loans that are now or have been substandard for a variety of reasons. The list is distributed to Branch Managers monthly for their review and updated before going to the Board of Directors. The list also contains all nonperforming loans that for purposes of SFAS No. 114 are segregated for reserve purposes and valued at their observable collateral value.
    The most recent loan review by the Corporation's independent loan appraiser was conducted at the close of business May 31, 1996. The review was submitted on July 26, 1996 and listed $10,145,000 in criticized loans an, increase of $1,102,000 over the review completed June 16, 1995. Loans classified as substandard, doubtful and loss were $6,873,000, $276,000 and $82,000, respectively. Using regulatory standards of 15% of substandard loans, 50% of doubtful and 100% of loss credits, management and the Board of Directors has determined that the Reserve for Possible Loan Losses is adequate.
    Other factors used to evaluate the reserve level are loan growth, economic conditions of the market area and peer group comparisons.
    Tables IV and V present a five year history of the Allowance for Possible Loan Losses and projection for the current year. Table V projects estimated losses using the last five years as a base. Years having abnormally large or low charge-offs are eliminated to present a realistic estimation. Table III provides reserve activity for the year-to-date, the most probable at year end and a worst case scenario which uses an historical average including years which had larger than normal losses.

TABLE  III - Reconciliation of the Reserve for Possible Loan Losses




(In Thousands)                   Worst Case        Probable          Actual        Actual
                                Dec 31, 1996     Dec 31, 1996    June 30, 1996  Dec 31, 1995

Beginning Balance January 1,      4,579,210         4,579,210      4,579,210      4,228,741
Provision Charged to Earnings       721,000           721,000        350,250        736,500
Year-to-Date Recoveries             140,000           140,000         94,441        187,473
Year-to-Date Charge-offs           (882,000)         (600,000)      (320,016)      (573,504)
Ending Balance                    4,558,210         4,840,210      4,703,885      4,579,210


TABLE IV--Loan Loss History
(In Thousands)                                      1996 Est   1995       1994      1993      1992      1991     AVERAGE
Net Loans  *                                        290,000   264,182   258,472   238,755   225,475    199,072  210,851
Net Charge-offs                                         460       387       326       247       518      3,142      726
Allowance for Possible Loan Losses Balance            4,840     4,579     4,229     3,817     3,356      2,548    3,338
Provision for Loan Losses Charged to Earnings           721       737       737       708     1,326      3,151    1,054
Earnings                                              7,203     7,866     7,494     8,127     7,290      5,643    6,232
Earnings Coverage of Net Charge-offs                   15.7x     20.3x     23.0x     32.9x     14.1x       1.8x     8.6x
Allowance Coverage of Net Charge-offs                  10.5x     11.8x     13.0x     15.5x      6.5x       0.8x     4.6x
Loans Ninety Days or More Past Due and
  Still Accruing                                      2,500     2,915     2,743     2,899     2,532      3,810    2,486
Net Charge-offs as a Percent of the Provision          63.8%     52.5%     44.2%     34.9%     39.1%      99.7%    68.8%
Year-End Nonperforming Loans                            250       279       624       843     1,351        417      538
Allowance as a Percentage of Gross Loans: *
Bank   (1)                                             1.74%     1.73%     1.64%     1.60%     1.49%      1.28%    1.36%
Peer Group  (2)                                        1.58%     1.61%     1.65%     1.82%     1.42%      1.44%    1.38%
* Gross Loans less Unearned Discount
 (1) At March 31, 1996
 (2) At December 31, 1995


CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Table V - Allocation of the Reserve for Possible Loan Losses

(In Thousands)
     LOAN CLASSIFICATION    1996 Est    1995      1994     1993       1992      1991    Average
Commercial, Financial
   & Agricultural            35,000    31,522    22,649   26,376     22,712    23,541    26,967   0.01955    X   35,000  =     684
Real Estate - Construction    1,500     1,284     2,593    2,224        993       982     1,596   0.00000    X    1,500  =
Real Estate - Mortgage      210,000   192,350   193,095  170,532    162,434   136,716   177,521   0.00017    X  210,000  =      36
Credit Card &
   Related Plans             10,000     9,934     9,896    9,212      9,991     6,694     9,288   0.01303    X   10,000  =     130
All Other Loans
   to Individuals            33,340    28,955    30,094   30,282     29,182    31,762    30,603   0.00551    X   33,340  =     184
 Lease Financing                160       163       145      154        162       129       152              X      160  =       0
     Total Loans            290,000   264,208   258,472  238,780    225,474   199,824   246,126
FASB 114 Allocation             240       228     N/A      N/A        N/A       N/A         181   1.00000    X      240  =     240
Letter of Credit
   Commitments                2,750     2,633     4,415    5,046      4,670     N/A       4,191   0.00000    X    2,750  =       0
All Other Commitments
Consumer                     25,000    24,811    24,202   23,323     22,174     N/A      23,628   0.00551    X   25,000  =     138
Mortgage                      7,500     7,276     9,566    9,466      9,117     N/A       8,856   0.00017    X    7,500  =       1
Commercial                   10,500    10,201     9,901    9,790      5,670     N/A       8,891   0.01955    X   10,500  =     205


                                                                                         Reserve Allocation     1,618
                                                                                         Unallocated Portion    3,222
                                                                                         Reserve Balance        4,840



CITIZENS AND NORTHERN CORPORATION - FORM  10 - Q

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ( continued )

Table VI - Major Categories of Noninterest Income

                                                Periods Ended
                                                   June 30,

(In Thousands)                                                              $              %
                                              1996           1995         Change         Change
Service Charges on Deposit Accounts           558            556              2           0.36
Service Charges and Fees                      130            131             (1)         (0.76)
Trust Department Income                       388            384              4           1.04
Insurance Commissions, Fees and Premiums      268            313            (45)        (14.38)
Other Operating Income                         27             29             (2)         (6.90)
Realized Gains (Losses) on Securities, Net    268            851           (583)        (68.51)
Total Other Income                          1,639          2,264           (625)        (27.61)



    Only two items of other income reflect significant change: insurance premiums generated by the Corporation's captive life and accident and health insurance subsidiary which provides insurance for the consumer loan portfolio and realized gains from the sale of available-for-sale securities. The decline in insurance premiums is the general lack of loan demand during the comparable periods as evidenced by the small increase in average outstanding loan balances.
    Realized gains from the sale of available-for-sale securities are the result of the sale of stock. The Bank and Corporation both have substantial holdings of Pennsylvania banks and Pennsylvania bank holding companies. The stocks are evaluated continuously and frequently and when the holdings become too large or overvalued due to mergers or other reasons, all or portions of the holdings are sold. Some of the issues sold during the two comparable six month periods were mandated by an FDIC ruling that banks may not hold stock that is traded over-the-counter and not listed on a recognized stock exchange.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

The following table compares the various categories of other expense for the periods ended June 30, 1996 and June 30, 1995.




Table VII - Major Categories of Noninterest Expense

                                                  Periods Ended
                                                    June 30,
(In Thousands)                                                              $              %
                                              1996           1995         Change         Change
Salaries and Wages                          2,922          2,728            194           7.11
Pensions and Other Employee Benefits          885            878              7           0.80
Occupancy Expense, Net                        367            356             11           3.09
Furniture and Equipment Expense               365            310             55          17.74
Other Operating Expense                     2,672          3,037           (365)        (12.02)
Total Other Expense                         7,211          7,309            (98)         (1.34)



    Salaries and wages increased 7.11 percent. The increase can be attributed to an increase in the number of full time equivalent employees and merit raises. The number of full time equivalent employees at June 30, 1996 was 204, compared to 198 at June 30, 1995. Merit raises effective January 1, 1996 were in the 5 to 6 percent range.
    Furniture and equipment expense increased $55,000 or nearly 18 percent. The change is due to the increase in equipment maintenance costs on the new check imaging equipment. The new equipment was maintenance free for the first year of operation. Depreciation expense also increased $10,000 over the same six month period last year.
    Other operating expense decreased $365,000 over the same period in 1995.
The largest single factor contributing to the decrease was FDIC insurance. FDIC premiums dropped from $447,000 for the period ended June 30, 1995 to $1,500 for the period ended June 30, 1996. Several other expense items varied only slightly, however credit card processing costs increased $135,000 over the same period last year. It should also be noted that interest and fees associated with the credit card function included in interest and fees on loans increased $147,000 during the six months ended June 30, 1996 when compared to the same period last year.

CITIZENS AND NORTHERN CORPORATION  -  FORM - 10Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

STATEMENT OF CONDITION
    Average total assets of the Corporation for the six month period ended June 30, 1996 increased $50,648,000 or 9.1 percent when compared to the average balance at June 30, 1995. Average total assets increased $37,252,000 or 6.6 percent when compared to year-end 1995. The increase in average assets between June 30, 1995 and June 30, 1996 can be attributed to an increase in average deposits totaling $23,710,000 and an increase in average borrowed funds totaling $8,900,000. The deposit increase was primarily money market accounts and certificates of deposit. Average demand deposit balances increased $3,207,000 between June 30, 1995 and June 30, 1996: other deposit categories exhibited only modest growth or in some cases a slight decline.
    Borrowed funds increased only slightly between June 30, 1995 and December 31, 1995, and $8,500,000 between December 31, 1995 and June 30, 1996. Maturities of the borrowed funds range from six months to two years.
    The increases in average deposits and borrowed funds were used primarily to fund an increase in Available-for-Sale securities as average total loans increased only 2.9 percent or $7,528,000 between June 30, 1995 and June 30, 1996 and 2.2 percent or $5,752,000 between the periods ending December 31, 1995 and June 30, 1996. Average Available-for-Sale securities increased 10.6 percent or $29,457,000 between June 30, 1995 and June 30, 1996; average balances increased
6.8 percent or $19,540,000 during the six month period ending June 30, 1996. Interest rate fluctuations have caused wide variations in the required market value adjustment due to the large holdings of Available-for-Sale securities. The net after tax adjustment at June 30, 1996, December 31, 1995 and June 30, 1995 were $2,315,000, $6,952,000, and $1,569,000, respectively.
    The capital base of the Corporation remains strong. The ratio of capital to deposits excluding the market value adjustment for Available-for-Sale securities at June 30, 1996, December 31, 1995 and June 30, 1995 was 14.9 percent, 14.2 percent and 14.1 percent, respectively. The risk based capital ratio for the same periods, respectively, was 19.74 percent, 18.72 percent and 18.59 percent.
    The dividend as a percentage of net income for the six months ended June
30, 1996, and June 30, 1995 was 36.5 percent and 46.8 percent, respectively. The dividend for the year ended December 31, 1995 was 41.2 percent.
    The Corporation does not expect that there will be any significant change in the mix of assets and liabilities for the remainder of 1996. This expectation is based on the assumption that interest rates will remain stable through the balance of the year.

LIQUIDITY AND INTEREST RATE SENSITIVITY
    The Corporation's ability to absorb short term deposit fluctuations or unusually heavy loan demand, should they occur, are met by using a Flexline of credit and the Open RepoPlus program available through the Federal Home Loan Bank of Pittsburgh. The Flexline of credit provides the Corporation with a credit line of approximately $28,000,000. The Open RepoPlus line is $50,000,000. The maturities of the repurchase agreements generally range from 30 days to 2 years. The Corporation also has credit lines with correspondent banks totaling approximately $15,000,000.
    At June 30, 1996 total corporate borrowing amounted to $106,650,000, consisting of repurchase agreements amounting to $47,650,000 and long term borrowings totaling $59,000,000. This relatively short term borrowing created a large negative gap which had a detrimental effect on earnings during the first half of 1995, however interest rates have declined and the net interest margin has shown steady improvement through the last half of 1995 and through the first six months of 1996.
    The Corporation uses a computer model to measure the theoretical effect of interest rate swings on the market value and the net interest margin using a rate shock. The model shocks interest 400 basis points upward and downward. The Asset and Liability Policy set by the Board of Directors imposes limits on the change in net interest income and market value of portfolio equity at a 200 basis point increase in interest rates. Net interest income may not decline more than 20 percent and the change in market value of portfolio equity may not decline more than 25 percent. The Board of Directors feels that the parameters are reasonable based on the capital strength of the Corporation. The interest rate sensitivity table presented on page 15 uses static gap methodology to measure the difference between rate sensitive assets and liabilities at June 30, 1996. The analysis shows that the Corporation has a negative gap; i.e. liabilities reprice faster than assets. The Corporation has the ability to increase or decrease the gap by selling assets and repaying borrowed funds. It should be noted that the Corporation relies more heavily on its computer model to monitor interest rate risk than the static gap. The reader should refer to pages 16 and 17 for a fuller understanding of the effect of interest rate movements.

CITIZENS AND NORTHERN CORPORATION  FORM 10  - Q

 Item 2. Management's Discussion and Analysis of Condition and Results of Operations ( continued )


Table VIII - Rate Sensitive Assets and Rate Sensitive Liabilities
                                         < 1 Year   > 1 - 5 Years  > 5 - 10 Years    > 10 Years        Total
ASSETS
Interest-Bearing Deposits                     645                                                         645
Available-for-Sale Securities:
     US Treasury Securities                                2,456                                        2,456
     Securities of Other Government
       Agencies                                            8,902         16,915         10,183         36,000
     Mortgage-Backed Securities            31,401        125,603         38,644                       195,648
     Municipals                             1,665          4,466          3,970         41,311         51,412
     Other Bonds                              600          2,400          1,000          1,266          5,266
     Stocks                                                                             22,069         22,069
Total Available-for-Sale Securities        33,666        143,827         60,529         74,829        312,851
Held-to-Maturity Securities:
     US Treasury Securities                                  699                                          699
     Securities of Other Government
       Agencies                                              100                                          100
     Mortgage-Backed Securities                                                            826            826
Total Held-to-Maturity Securities               0            799              0            826          1,625
Loans and Lease Financing:
     Real Estate-Construction              66,455                                                      66,455
     Real Estate-Mortgage                  20,978         48,365         45,928         26,442        141,713
     Consumer                              11,128         14,153          1,574          7,980         34,835
     Agricultural                           1,320          1,341            168             22          2,851
     Commercial                            12,421          3,449            522            179         16,571
     Other                                    231             26                                          257
     Political Subdivisions                 1,508          2,484          1,455          1,274          6,721
     Leases                                    48            147              1                           196
Total Loans                               114,089         69,965         49,648         35,897        269,599
           Allowance for Possible
             Loan Losses                                                                (4,704)        (4,704)
Net Loans and Leases                      114,089         69,965         49,648         31,193        264,895
Federal Funds Sold                                                                                          0
Cash and Due From Banks                                                                 14,479         14,479
Other Assets                                                                            13,349         13,349
TOTAL ASSETS                              148,400        214,591        110,177        134,676        607,844

LIABILITIES AND EQUITY
Interest-Bearing Deposits:                                                                                  0
     Money Market                          99,879                                                      99,879
     NOW and SNOW                          39,822                                                      39,822
     Christmas/Fund Clubs                   1,775                                                       1,775
     CDs                                   72,440         41,093             30                       113,563
     Reg/Key Savings                                                                    48,081         48,081
     GPS                                                                                   882            882
     IRAs                                  79,496                                                      79,496
Total Interest-Bearing Deposits           293,412         41,093             30         48,963        383,498
Demand Deposits                                                                         46,457         46,457
Repurchase Agreements                      47,650                                                      47,650
Borrowed Funds:                                                                                             0
     Variable                                                                                               0
     Fixed                                 39,000         20,000                                       59,000
Total Borrowed Funds                       39,000         20,000                                       59,000
Other Liabilities                                                                        5,937          5,937
Stockholders' Equity                                                                    65,302         65,302
TOTAL LIABILITIES AND EQUITY              380,062         61,093             30        166,659        607,844

INTEREST RATE SENSITIVITY GAP            (231,662)       153,498        110,147        (31,983)


CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table IX - Rate Shock Analysis and the Resulting Hypothetical Effect on Income for the Year ended June 30, 1997



(In Thousands)
                             (4.00)    (3.00)     (2.00)     (1.00)    FLAT       1.00       2.00        3.00       4.00
INCOME STATEMENT

 Interest Income
      Loans                  24,827     25,670     26,481     27,285     27,659     28,386     29,090     29,767     30,385
      Investments            19,743     20,077     20,411     20,745     20,284     19,558     19,655     19,751     19,847
     Total Interest Income   44,570     45,747     46,892     48,030     47,943     47,944     48,745     49,518     50,232

Interest Expense
     Deposits                 7,995     10,715     13,435     15,900     18,184     20,727     23,215     25,753     28,317
     Borrowings               3,734      4,119      4,855      4,503      4,508      4,524      4,535      4,546      4,557
     Fed Fds Purchased          364        672      1,000      1,326      1,045        531        657        798        953

     Total Interest Expense  12,093     15,506     19,290     21,729     23,737     25,782     28,407     31,097     33,827



     Other Adjustments       32,476     30,241     27,602     26,302     24,206     22,162     20,338     18,421     16,406

Net Interest Income          32,476     30,241     27,602     26,302     24,206     22,162     20,338     18,421     16,406

Memo:
Net Interest Income
Taxable Equivalent           34,205     31,958     29,303     28,001     25,898     23,849     22,019     20,095     18,074

Loan Loss Provision             701        701        701        701        701        701        701        701        701

Net Int Inc After Prov       31,775     29,540     26,901     25,601     23,505     21,461     19,637     17,720     15,705

Other Operating Income        2,000      2,000      2,000      2,000      2,000      2,000      2,000      2,000      2,000

Other Operating Expense      14,170     14,170     14,170     14,170     14,170     14,170     14,170     14,170     14,170

Income Before Inc Tax        19,605     17,370     14,731     13,431     11,335      9,291      7,467      5,550      3,535
Income Tax Provision          5,525      4,773      3,886      3,445      2,737      2,045      1,429        782        101

Net Income                   14,080     12,597     10,845      9,986      8,598      7,246      6,038      4,768      3,434

Dividends                     3,400      3,400      3,400      3,400      3,400      3,400      3,400      3,400      3,400



CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Table X - Rate Shock Analysis and the Theoretical Effect on Equity Market
          Values for the Period Ended June 30, 1996

(In Thousands)
                            (4.00)    (3.00)      (2.00)     (1.00)     FLAT       1.00       2.00       3.00       4.00
ASSETS
     Book Value             598,822    598,822    598,822    598,822    598,822    598,822    598,822    598,822    598,822
     Market Value           717,068    686,061    658,257    633,351    611,787    592,885    576,121    561,218    548,939

     Change                 118,246     87,239     59,435     34,529     12,965     (5,937)   (22,701)   (37,604)   (49,883)

LIABILITIES
     Book Value             540,822    540,822    540,822    540,822    540,822    540,822    540,822    540,822    540,822
     Market Value           574,941    564,762    555,162    547,884    540,972    533,860    527,449    521,068    514,869

     Change                 (34,119)   (23,940)   (14,340)    (7,062)      (150)     6,962     13,373     19,754     25,953

EQUITY
     Beginning Balance       58,002     58,002     58,002     58,002     58,002     58,002     58,002     58,002     58,002
     Asset Change           118,246     87,239     59,435     34,529     12,965     (5,937)   (22,701)   (37,604)   (49,883)
     Liability Change       (34,119)   (23,940)   (14,340)    (7,062)      (150)     6,962     13,373     19,754     25,953

     Market Value           142,129    121,301    103,097     85,469     70,817     59,027     48,674     40,152     34,072

DURATION
     Assets                   5.406      5.138      4.889      4.660    454.000      4.269      4.103      3.954      3.828
     Liabilities              2.859      2.789      2.722      2.673      2.627      2.576      2.531      2.485      2.439

     Equity                  15.710     16.074     16.557     17.396     18.408     19.584     21.142     23.021     24.805




Table XI - Current Exposure to Hypothetical Change in Interest Rates for the Period Ended June 30, 1997
                  Net Interest Income  MV of Portfolio Equity
Change in Rates         Projected           Projected
 Basis Points           Change (%)          Change (%)
   400                  (30.2)              (51.9)
   300                  (22.4)              (43.3)
   200                  (15.0)              (31.3)
   100                   (7.9)              (16.6)
     0                    0.0                 0.0
  (100)                   8.1                20.7
  (200)                  13.1                45.6
  (300)                  23.4                71.3
  (400)                  32.1               100.7
Memo:
Net interest income projected under constant interest rates:   $25,898.3
Market value of portfolio equity under current interest rates:   $70,816.3

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Part   II  -  Other Information

Item  1.     Legal Proceedings
          Citizens and Northern Corporation is not a litigant in any pending material lawsuits.


     It is the opinion of the counsel of Citizens and Northern Corporation that minor lawsuits which are pending will not have a significant or materially detrimental effect on the capital of the Corporation or in any way effect the results of operations.


Item  4.  A submission of matters to a Vote by Security Holders
     The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 16, 1996. The Board of Directors fixed the close of business on March 1, 1996 as the record date for the determination of stockholders entitled to notice of and to vote at the annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 5,012,082 shares of Common Stock.
     The total number of votes cast was 3,763,557. All were voted by proxy for the following purposes and with the following results.
          1. The election of the following as Class III Directors to serve for a term of three years:

             J. Robert Bower                             Craig G. Litchfield
             William K. Francis                          Lawrence F. Mase
             Karl W. Kroeck

          The total votes in favor of any one of the above-listed Directors were not less than 3,699,695.

          2. The ratification of the action of the Board of Directors in the appointment of the firm of Parente, Randolph, Orlando, Carey & Associates as independent auditors of the Corporation:

          Total Votes in Favor       3,737,010
          Total Votes Against            6,672
          Total Votes Abstained         18,875

Item  5.  Other Events

          a. Exhibit 2 -- Appointment of New President of Citizens and Northern Corporation

Item  6.  Exhibits and Reports on Form 8-K

          a.      Exhibits filed as part of this report - None

          b. No reports on Form 8-K were filed during the period ended June 30, 1996

CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

                                    SIGNATURE PAGE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date August 6, 1996                WILLIAM K FRANCIS   /S/
                                William K. Francis
                                Chairman of the Board and Chief Executive
                                Officer


Date August 6, 1996                JAMES W SEIPLER    /S/
                                James W. Seipler
                                Treasurer
                                (Chief Financial Officer)

CITIZENS AND NORTHERN  - FORM 10 - Q

Item 5. Other Events

                                     Exhibit - 2.

At the Annual Meeting held on Tuesday, April 16, in Wellsboro W. K. Francis resigned as President and Craig Litchfield was appointed by the Board of Directors to fill the position. Mr. Francis, who is 64 years old, joined the Bank in 1958 and will continue as Chairman of the Board and Chief Executive Officer for the balance of 1996: after that time he will remain Chairman of the Board.
Mr. Litchfield, at 48 years old has been employed by the Bank since 1972 and has held several positions including vice-president and more recently Senior vice-president.

DEFERRED TAXES FASB91
gl#00-22428
CALCULATION OF BOOK DEFERRED FEES FOR 1996

                                                                                                      (Dr)     Cr




Estimated December 31, 1995            Pre 94 Loans       94 Loans      95 Loans        Total        Deferred Tax
FASB 91 BAL
  DECEMBER 31, 1994                    1,831,846.00        200,164                     2,032,010       (690,883)
Est Gross Other Fees
  thru 12/31/95                                                           114,307        114,307
Est Gross Fees Points
  thru 12/31/95 Est                                                       476,174        476,174
Est Gross Costs thru
  12/31/95 Est                                                           (181,172)      (181,172)
Est Amortization of
  Net Fees thru 12/31/95                                                 (367,452)      (367,452)
Estimated Balance
  12/31/95 Est                            1,831,846        200,164         41,857      2,073,867       (705,115)

Balance December 31 1995                                                               1,959,192       (666,125)
Deferred Balance Dec 30 1995                                                                            668,958



FASB Monthly Report

                               Beginning         Fasb 91      Earnings          New        Closed        Remaining
                                Balance         Salaries                      Fees,Net      Loans           NUCF
January 1, 1995               2,026,938        (12,935)       (28,183)        31,165                     2,016,984
February                      2,016,984        (13,051)       (21,040)        26,723                     2,009,616
March                         2,009,616        (17,365)       (24,882)        40,298                     2,007,547
April                         2,007,547        (15,974)       (24,487)        30,229                     1,995,823
May                           1,995,823        (16,466)       (33,640)        39,382                     1,986,326
June                          1,986,326        (15,832)       (31,726)        39,503                     1,987,272
July                          1,987,272        (15,155)       (31,316)        58,944                     1,990,743
August                        1,990,743        (15,631)       (34,309)        34,651                     1,975,339
September                     1,975,339        (15,965)       (45,477)        48,189                     1,963,578
October                       1,963,578        (14,767)       (29,712)        34,356                     1,953,456
November                      1,953,456        (14.031)       (30,085)        47,316                     1,956,656
December                      1,956,656        (14,028)       (30,003)        42,526                     1,955,138
                                              (181,200)      (364,860)       473,282


                                                Salaries       Earnings       New Fees     Ytd closed     Inserted      Calculated
January 1, 1996               1,959,192        (13,275)       (30,735)        16,823                     1,945,280      1,932,005
February                      1,945,280        (13,450)       (23,983)        19,677        (11,361)     1,929,613      1,916,163
March                         1,929,613        (15,799)       (24,044)        23,318        (17,750)     1,911,137      1,895,338
April                         1,911,137        (18,999)       (37,546)        47,932        (20,885)     1,900,638      1,881,639
May                           1,900,638        (18,539)        (7,253)        59,781        (39,887)     1,913,279      1,894,740
June                          1,913,279        (17,418)       (13,822)        49,552        (27,365)     1,921,644      1,904,226
July                          1,921,644        (18,923)       (20,474)        45,523        (21,562)     1,925,131      1,906,208
August                        1,925,131                                                                                 1,925,131
September                             0                                            0                                            0
October                               0                                            0                                            0
November                                                                                                                        0
December                                                                                                                        0
Totals                                        (116,403)      (157,857)       262,607       (138,810)





General Ledger
                               Beginning        Fasb 91         NUCF         New Fees      Closed          Fasb 91        Difference
                                Balance        Salaries       Amort Fees                   Loans           Balance        NUCF & GL
January 1, 1995                                                                                          2,032,010
January                       2,032,010        (13,275)       (30,735)        34,057                     2,022,057         (5,073)
February                      2,022,057        (13,051)       (21,040)        26,723                     2,014,689         (5,073)
March                         2,014,689        (17,365)       (24,882)        40,298                     2,012,740         (5,193)
April                         2,012,740        (15,974)       (24,487)        30,229                     2,002,508         (6,685)
May                           2,002,508        (16,466)       (33,640)        39,382                     1,991,784         (5,458)
June                          1,991,784        (15,832)       (31,726)        39,503                     1,983,729          3,543
July                          1,983,729        (15,155)       (31,316)        58,944                     1,996,202         (5,459)
August                        1,996,202        (15,631)       (34,309)        34,651                     1,980,913         (5,574)
September                     1,980,913        (15,965)       (45,477)        48,189                     1,967,660         (4,082)
October                       1,967,660        (14,767)       (29,712)        34,356                     1,957,537         (4,081)
November                      1,957,537        (14,031)       (30,085)        47,316                     1,960,737         (4,081)
December                      1,960,737        (14,028)       (30,043)        42,526                     1,959,192         (4,054)
Ending Balances               1,959,192       (181,540)      (367,452)       476,174                                            0
Year end                                      (242,053)      (489,936)       634,898                                            0
                                              Salaries      Amort Fees     New Fees
January 1996                  1,959,192        (13,275)       (30,735)        36,728                     1,951,910        (22,297)
February                      1,951,910        (13,450)       (35,343)        44,487        (11,361)     1,936,243         (6,630)
March                         1,936,243        (15,799)       (41,794)        54,264        (17,750)     1,915,164         (4,027)
April                         1,915,164        (18,999)       (58,430)        87,814        (20,885)     1,904,664         (4,026)
May                           1,904,664        (18,539)       (47,140)       118,208        (39,887)     1,917,306         (4,027)
June                          1,917,306        (17,418)       (41,187)        94,550        (27,365)     1,925,886         (4,242)
July                          1,925,886        (18,923)       (42,036)        87,742        (21,562)     1,931,107         (5,976)
                                                                                                                                0
                                                                                 (Dr)          dr
