Form 10-Q
period 1996-09-30
CITIZENS & NORTHERN CORP
filed 1996-11-12
CIK 810958

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC     20549


                                      FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)


                FOR THE NINE MONTH PERIOD ENDED:  SEPTEMBER  30, 1996



                           COMMISSION FILE NUMBER:  0-16084

                          CITIZENS AND NORTHERN CORPORATION

                        STATE OF INCORPORATION:   PENNSYLVANIA

                  I.R.S. EMPLOYER IDENTIFICATION NUMBER:  23-2451943

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

                               Yes    x    No




As of  October 1, 1996    5,117,182  COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Part I - Financial Information
Item 1. - Financial Statements

            CONSOLIDATED BALANCE SHEET
                                                    Unaudited       Audited
(In Thousands)                                     September 30,   December 31,
                                                       1996           1995
ASSETS
Cash & Due From Banks                                     16,835         12,945
Interest Bearing Deposits                                    712            645
Available-for-Sale Securities:
  US Treasury Securities                                   2,465          2,500
  Securities of Other US Government Agencies              36,104         12,214
  Mortgage Backed Securities                             187,868        206,396
  Obligations of States and Municipal Subdivisions        52,993         43,582
  Other Securities                                        29,302         34,899
    Total Available-for-Sale Securities                  308,732        299,591
Held-to-Maturity Securities:
  US Treasury Securities                                     699            599
  Mortgage Backed Securities                                 100            908
   Securities of Other US Government Agencies                789
    Total Held-to-Maturity Securities                      1,588          1,507
Loans:
  Loans to Political Subdivisions                          6,735          6,597
  Other Loans                                            269,402        257,611
     Total Loans                                         276,137        264,208
     Less - Allowance for Possible Loan  Losses           (4,826)        (4,579)
                  Unearned Income                            (39)           (26)
              Loans, Net                                 271,272        259,603
Bank Premises and Equipment                                6,538          6,791
Other Real Estate                                            698            455
Accrued Interest on Bonds and Loans                        4,493          4,058
Other Assets                                               1,206            392
TOTAL ASSETS                                             612,074        585,987
LIABILITIES
Deposits:
  Demand                                                  46,884         41,167
  Interest Checking                                       40,976         43,180
  Money Market                                            99,031         95,679
  Savings                                                 46,619         46,051
  Other Time                                             196,367        203,475
     Total Deposits                                      429,877        429,552
Dividends Payable                                            852            843
Borrowed Funds                                            59,000         45,000
Securities Sold Under Agreement to Repurchase             47,650         40,000
Other Liabilities                                          6,856          3,615
TOTAL LIABILITIES                                        544,235        519,010
SHAREHOLDERS' EQUITY
Common Stock, Par Value $  1.00 per Share                  5,117          5,067
  Authorized 10,000,000; Issued 5,117,182
  and 5,066,516  in 1996 and 1995, respectively
Stock Dividend Distributable                                              1,013
Paid in Capital                                           12,538         11,575
Retained Earnings                                         47,846         43,370
   Total                                                  65,501         61,025
Unrealized Gains (Losses) on Available-for-Sale Securities 3,338          6,952
Less: Treasury Stock at Cost
   105,100  shares at  September 30, 1996                 (1,000)
   104,060  shares at September 30, 1995                                 (1,000)
TOTAL SHAREHOLDERS' EQUITY                                67,839         66,977
TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                                  612,074        585,987

Contingent Liabilities Under Unused Letters
    of Credit                                              2,671          2,633

The accompanying notes are an integral part of the financial statements.

CITIZENS AND NORTHERN  CORPORATION - FORM 10-Q

Item 1. - Financial Statements (continued)


                                CONSOLIDATED STATEMENT OF INCOME
                                (In Thousands Except Share Data)

                                                                Three Months Ended         Fiscal Year To Date
                                                                  September   30,       9 Months Ended September 30,
                                                                   1996           1995          1996            1995
                                                                 (Current)      (Prior Year)   (Current)     (Prior Year)
 INTEREST INCOME
   Interest and Fees on Loans                                         6,986          6,739         20,516         19,338
   Interest on Balances with Depository Institutions                     10             15             27             38
   Interest on Loans to Political Subdivisions                          106            107            318            315
   Interest on Federal Funds Sold                                         1                            59             64
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                         4,000          3,939         12,059         11,259
      Tax Exempt                                                        785            693          2,226          1,992
      Dividends                                                         206            165            613            519
      Total Interest and Dividend Income                             12,094         11,658         35,818         33,525
 INTEREST EXPENSE
   Interest on Deposits                                               4,521          4,772         13,290         14,186
   Interest on Other Borrowings                                       1,415          1,492          4,218          4,308
   Total Interest Expense                                             5,936          6,264         17,508         18,494
   Interest Margin                                                    6,158          5,394         18,310         15,031

   Provision for Possible Loan Losses                                   175            184            525            552
   Interest Margin After Provision for Possible Loan Losses           5,983          5,210         17,785         14,479
 OTHER INCOME
   Service Charges on Deposit Accounts                                  289            286            847            842
   Service Charges and Fees                                              70             73            200            204
   Trust Department Income                                              227            178            615            562
   Insurance Commissions, Fees and Premiums                             134            164            402            477
   Other Operating Income                                                 7              8             34             37
   Realized Gains on Available-for-Sale and
     Held-to-Maturity Securities, Net                                   183            378            451          1,229
   Total Other Income                                                   910          1,087          2,549          3,351
OTHER EXPENSES
   Salaries and Wages                                                 1,484          1,368          4,406          4,096
   Pensions and Other Employee Benefits                                 415            382          1,300          1,260
   Occupancy Expense, Net                                               174            168            541            524
   Furniture and Equipment Expense                                      181            176            546            486
   Other Operating Expense                                            1,398          1,294          4,070          4,331
   Total Other Expenses                                               3,652          3,388         10,863         10,697
   Income Before Income Tax Provision                                 3,241          2,909          9,471          7,133
   Income Tax Provision                                                 875            840          2,439          1,671
NET INCOME                                                            2,366          2,069          7,032          5,462
PER SHARE DATA:
NET INCOME                                                             0.47           0.41           1.40           1.09

 NUMBER SHARES USED IN COMPUTATION                                5,012,082      5,012,082      5,012,082      5,012,082
 NUMBER SHARES ISSUED                                             5,117,182      5,066,516      5,117,182      5,066,516

 NUMBER SHARES AUTHORIZED                                        10,000,000     10,000,000     10,000,000     10,000,000
 DIVIDEND PER SHARE                                                    0.17           0.16           0.51           0.48



CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

                                                               Nine Months Ended
                                                                 September 30,
(In Thousands)                                                   1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    7,032     5,462
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                            525       552
    Realized (Gain), Loss on Available-for-Sale and
      Held-to-Maturity Securities, Net                           (451)   (1,229)
    Provision for Depreciation                                    572       550
    Accretion and Amortization                                    869       583
    Deferred Income Tax                                           (67)      (18)
    (Increase) in Accrued Interest
       Receivable and Other Assets                             (1,182)     (265)
    Increase in Accrued Interest Payable and
      Other Liabilities                                         5,112     5,375
    Net Cash Provided by Operating Activities                  12,410    11,010
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities       118       126
  Purchase of Held-to-Maturity Securities                        (199)     (198)
  Proceeds from Sales of Available-for-Sale Securities         11,573     4,822
  Proceeds from Maturities of Available-for-Sale Securities    28,844    25,884
  Purchase of Available-for-Sale Securities                   (55,452)  (53,811)
  Net Increase in Loans                                       (12,194)   (4,336)
  Purchase of Premises and Equipment                             (319)     (243)
  Sale of Foreclosed Assets                                       212       241
  Purchase of Other Real Estate                                  (455)     (428)
       Net Cash Used in Investing Activities                  (27,872)  (27,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                        325    26,079
  Increase in Short Term Borrowings                             7,650    27,150
  Proceeds from (Repayment of) Long Term Borrowings            14,000   (33,500)
  Dividends Declared                                           (2,556)   (2,382)
       Net Cash Provided by Financing Activities               19,419    17,347
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS               3,957       414
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   13,590    12,407
CASH AND CASH EQUIVALENTS, END OF YEAR                         17,547    12,821
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                13,567    14,030
  Income Taxes Paid                                             2,599     1,606

The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 1.  Financial Statements  (continued)

Notes to Consolidated Financial Statements

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10 - Q and Article 10 of regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

      It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

      For further information, refer to the consolidated financial statements and footnotes which are incorporated by reference in the Company's annual Report on Form 10-K for the year ended December 31, 1995.

      This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS OVERVIEW

        The Corporation reported net income for the nine months ended September 30, 1996 of $ 7,032,000, or $1.40 per common share. This surpasses income reported for the same nine months in 1995 of $5,462,000 by $1,562,000 or $.31 per common share. The increase can be attributed to an increase in the net interest margin of 56 basis points during the nine months ended September 30, 1996, when compared to the same nine month period in 1995.
        The reported income exceeded budgeted estimates by approximately 27 percent. The directors and management of the Corporation expect that profits for the remainder of 1996 should be in the range of those recorded for the first nine months provided interest rates remain at the current levels.

NET INTEREST MARGIN
Quarters Ended September 30, 1996/1995

        The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities increased from 2.93 percent for the nine month period ended September 30, 1995 to 3.52 percent for the nine month period ended September 30, 1996. The net spread for the year ended December 31, 1995 was 2.99 percent. The gross rate of return on earning assets for the nine months ended September 30, 1996, year ended December 31, 1995 and nine months ended September 30, 1995 was 8.31 percent, 8.22 percent and 8.23 percent, respectively. The average cost of interest-bearing liabilities for the nine month period ended September 30, 1996, year ended December 31, 1995 and nine months ended September 30, 1995 was 4.79 percent, 5.23 percent and 5.30 percent, respectively. The 59 basis point increase in the net interest margin between the comparable nine month periods caused net interest income to increase $2,173,000; an additional $1,103,000 can be attributed to volume increases.
        The average rate of return on Available-for-Sale investments remained relatively unchanged during the periods being compared. However, the average balance for the nine months ended September 30, 1996 amounted to $305,462,000, increasing $21,202,000 between the two periods; this increase generated $1,047,000 in additional investment income. The average investment in Available-for-Sale investments for the year ended December 31, 1995 amounted to $287,069,000 and has increased just over $18,393,000 during the first nine months of 1996. The average rate of return for 1995 was 6.41 percent.
        Average gross loans for the periods ended September 30, 1996, December 31, 1995 and September 30, 1995 totaled $267,190,000, $259,143,000 and
$256,455,000, respectively. The average rate of return on the loan portfolio posted a slight increase of 19 basis points since year-end 1995 and 18 basis points since September 30, 1995. The increase in interest income resulting from increased rates was $487,000. The increase in interest income caused by an increase in the volume of average outstanding loans amounted to $695,000. Loan growth has been relatively flat during the past year. Average total loans have increased $10,735,000, or 4.2 percent since September 30, 1995. The loan categories that did increase slightly were mortgage and commercial loans. The biggest single factor inhibiting loan growth is rate competition from other banks and non bank competitors. The competition will probably keep the average rate of return on the portfolio at its current level for the balance of 1996.
        On the liability side of the balance sheet, average total interest-bearing deposits increased 4.9 percent or $22,800,000 when comparing average balances for the periods ended September 30, 1996 and September 30, 1995. Average total interest-bearing deposits increased 4.5 percent or $21,007,000 between December 31, 1995 and September 30, 1996. All of the deposit growth has been in interest-bearing deposit categories as demand deposit liabilities have remained flat.
        Average balances carried in interest checking, passbook and statement savings accounts have declined slightly when comparing the nine month periods. The average balances in regular and statement savings accounts generally have been declining, although very slowly and not to an alarming extent, over the last few years. These accounts still carry substantial balances and are considered core deposits. Average interest checking account balances have declined $1,330,000 between September 30, 1995 and September 30, 1996. The reason for the decrease was a change in the rate schedule applied to these accounts. The rate paid on balances in these accounts prior to November 1, 1995 was 79 percent of the 91 day Treasury bill auction rate. After November 1, 1995 the rate was lowered to 50 percent of the auction rate; account balances of less than $2,500 will be paid 25 percent of the 91-day Treasury bill auction rate. The former rate was 39.5 percent of the auction rate.

Money market account average balances for the periods ended September 30, 1996, December 31, 1995 and September 30, 1995 amounted to $100,041,000, $91,773,000 and $90,410,000, respectively. The average rates paid on these balances for the respective periods were 4.52 percent, 4.93 percent and 5.11 percent. The rate paid on Money Market accounts is 90 percent of the 91-day Treasury bill auction rate and is one of the highest in our market area. The average balances carried in certificates of deposit increased significantly between the comparable periods. The respective average balance for the periods ended September 30, 1996, December 31, 1995 and September 30, 1995 amounted to $117,595,000,
$112,493,000 and $110,244,000. The average rate paid on the certificates dropped 12 basis points between September 30, 1995 and September 30, 1996. Individual retirement accounts also posted a modest increase in average balances due to the posting of interest on December 31, 1995. The average balances at September 30, 1996, December 31, 1995 and September 30, 1995 were $80,069,000, $78,534,000 and
$78,503,000, respectively. The ending balance of individual retirement accounts at year end 1996 will probably decline to about $75,000,000 as competition increases for these funds, even with the Corporation's own Trust Department.
        Average borrowed funds increased $11,830,000 between the periods ended September 30, 1996 and September 30, 1995 and the average rate paid on those borrowed funds decreased 59 basis points. Borrowed funds are invested in mortgage backed securities issued primarily by Fannie Mae. The primary source of borrowing is the Federal Home Loan Bank of Pittsburgh. Management is expecting interest rates to remain stable for the balance of 1996 and the net spread to remain in the 3.55 to 3.60 percent range.
        Tables I and II are provided to reflect average balances and rates paid for the nine month periods ended September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE I - Analysis of the Effect of  Volume and Rate Changes in
          Interest Income and Interest Expense

                                                      Periods Ended September 30, 1996/1995

                                                               Change   Change
                                                                 In       In        Total
(In Thousands)                                                 Volume    Rate       Change
EARNING ASSETS

Available-for-Sale Securities:
   U S Treasury Securities
   Securities of Other US Government Agencies and Corporations     949        40       989
   Mortgage Backed Securities                                     (267)      (33)     (300)
   Obligations of States and Political Subdivisions                286       (52)      234
   Stock                                                           114       (20)       94
   Other Securities                                                (35)      140       105
      Total Available-for-Sale Securities                        1,047        75     1,122
Held-to-Maturity Securities
   US Treasury Securities                                           18                  18
   Securities of Other US Government Agencies and Corporations
   Mortgage Backed Securities                                      (10)       (5)      (15)
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
      Total Held-to-Maturity Securities                              8        (5)        3
Interest -bearing Due from Banks                                   (45)       34       (11)
Federal Funds Sold                                                   2        (7)       (5)
Loans:
   Real Estate Loans                                               619       348       967
   Consumer                                                       (105)      198        93
   Agricultural                                                    (24)       (7)      (31)
   Commercial/Industrial                                           189       (44)      145
   Other                                                             3                   3
   Political Subdivisions                                           10        (7)        3
   Leases                                                            2         2
    Total Loans                                                    694       488     1,182
Total Interest Income                                            1,706       585     2,291
INTEREST BEARING LIABILITIES
Interest Checking                                                  (42)     (571)     (613)
Money Market                                                       122      (105)       17
Savings                                                            (33)        3       (30)
Certificates of Deposit                                            301        68       369
Individual Retirement Accounts                                      81      (701)     (620)
Other Time Deposits                                                 (3)       (3)       (6)
Federal Funds Purchased                                           (191)      (19)     (210)
Other Borrowed Funds                                               367      (260)      107
Total Interest Expense                                             602    (1,588)     (986)

NET INTEREST INCOME                                              1,104     2,173     3,277

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

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Table II - Analysis of Average Daily Balances and Rates
                                                                          Rate of            Rate of              Rate of
                                                                          Return/            Return/              Return/
                                                                          Cost of            Cost of              Cost of
(In Thousands)                                                             Funds              Funds                Funds

EARNING ASSETS                                                     9/30/96      %     12/31/95      %      9/30/95      %

Available-for-Sale Securities:
   US Treasury Securities                                            2,507      5.12     2,510      5.10     2,510      5.14
   Securities of Other US Government Agencies and Corporations      28,580      6.91    10,639      6.49    10,157      6.42
   Mortgage Backed Securities                                      203,037      6.57   208,469      6.55   208,461      6.59
   Obligations of States and Political Subdivisions                 47,962      6.21    41,756      6.39    41,756      6.38
   Stock                                                            16,392      5.00    13,547      5.09    13,327      5.21
   Other Securities                                                  6,984      8.21    10,148      5.60     8,049      5.38
      Total Available-for-Sale Securities                          305,462      6.49   287,069      6.41   284,260      6.44
Held-to-Maturity Securities
   U. S. Treasury Securities                                           698      6.13       324      6.79       299      6.26
   Securities of Other U S  Government Agencies and Corporations        44      6.08
   Mortgage Backed Securities                                          844      6.97     1,004      7.67     1,032      7.64
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
      Total Held-to-Maturity Securities                              1,586      6.58     1,328      7.45     1,331      7.33
Interest -bearing Due from Banks                                       568      6.36       996      5.52     1,089      4.67
Federal Funds Sold                                                   1,444      5.46     1,301      6.07     1,406      6.09
Loans:
   Real Estate Loans                                               205,520      9.34   198,936      9.15   196,579      9.10
   Consumer                                                         35,438     17.92    36,230     17.01    36,296     17.15
   Agricultural                                                      2,739     10.10     3,051     10.32     3,050     10.43
   Commercial/Industrial                                            16,346      9.64    13,998     10.03    13,686     10.10
   Other                                                               268      7.98       238      7.98       223      7.79
   Political Subdivisions                                            6,685      6.36     6,524      6.45     6,458      6.52
   Leases                                                              194      8.96       166      4.00       163      9.02
    Total Loans                                                    267,190     10.43   259,143     10.24   256,455     10.25

 Net Loans & Leases                                                267,190     10.43   259,143     10.24   256,455     10.25
    Total Earning Assets                                           576,250      8.31   549,837      8.22   544,541      8.23
Cash                                                                13,962              11,834              11,773
Securities Valuation Reserve                                         5,776              (2,668)             (5,280)
Allowance for Possible Loan Losses                                  (4,647)             (4,484)             (4,442)
Other Assets                                                         5,347               4,737               6,387
Bank Premises & Equipment                                            6,822               6,774               6,775
Total Assets                                                       603,510             566,030             559,754

INTEREST-BEARING LIABILITIES
Interest Checking                                                   40,664      2.47    42,118      4.02    41,994      4.35
Money Market                                                       100,041      4.55    91,773      4.93    90,410      5.01
Savings                                                             47,225      2.49    48,261      2.48    49,015      2.48
Certificates of Deposit                                            117,595      5.50   112,493      5.50   110,244      5.42
Individual Retirement Accounts                                      80,069      5.63    78,534      6.58    78,503      6.80
Other Time Deposits                                                  2,465      2.44     2,465      2.60     2,638      2.58
Federal Funds Purchased                                              1,220      5.92     4,774      6.37     5,505      6.41
Other Borrowed Funds                                                99,874      5.57    87,728      6.09    88,044      6.16
Total Interest-bearing Liabilities                                 489,153      4.79   468,146      5.23   466,353      5.30
Demand Deposits                                                     42,786              39,313              39,399
 Other Liabilities                                                   6,467               4,844               3,842
  TOTAL LIABILITIES                                                538,406             512,303             509,594
Stockholders' Equity                                                61,291              55,961              53,645
Securities Valuation Reserve                                         3,813              (2,234)             (3,485)
Total Liabilities and Stockholders'
   Equity                                                          603,510             566,030             559,754
Interest Rate Spread                                                            3.52                2.99                2.93

                                          9

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

ALLOWANCE FOR POSSIBLE LOAN LOSSES
     The Allowance for Possible Loan Losses is a reserve established by management, which it believes will be adequate to absorb future loan losses based on management's assessment of the quality of the total loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.
     The assessment evaluates portfolio quality and reviews historical charge-offs using a six year average. Portfolio quality is determined by regulatory and independent loan reviews. The Corporation employs an independent loan review specialist who reviews loans based on criteria set by the Board of Directors. The review includes, but is not limited to, loan documentation, financial statements, tax returns and a cash flow analysis of each loan.
     The tool most utilized by management to determine portfolio quality is the "Watch List". The "Watch List" is a collection of loans that are now or have been classified as substandard by our loan review specialist or management. The list is distributed to Branch Managers monthly for their review and updated before going to the Board of Directors. The list also contains all nonperforming loans that for purposes of SFAS No. 114 are segregated for reserve purposes and valued at their observable collateral value.
     The most recent loan review by the Corporation's independent loan appraiser was conducted at the close of business May 31, 1996. The review was submitted on July 26, 1996 and listed $10,145,000 in criticized loans, an increase of $1,102,000 over the review completed June 16, 1995. Loans classified as substandard, doubtful and loss were $6,873,000, $276,000 and $82,000, respectively. Using regulatory standards of 15% of substandard loans, 50% of doubtful and 100% of loss credits the portfolio would require a minimum reserve balance of $1,251,000, this would leave an unallocated portion of $3,475,000. An allocation of the reserve using historical data produces an allocation of $1,618,000 and an unallocated balance of $3,208,000. Management and the Board of Directors has therefore determined that the Reserve for Possible Loan Losses is adequate.
     Other factors used to evaluate the reserve level are loan growth, economic conditions of the market area and peer group comparisons.
     Tables IV and V present a five year history of the Allowance for Possible Loan Losses and projection for the current year. Table V projects estimated losses using the last five years as a base. Years having abnormally large or low charge-offs are eliminated to present a realistic estimation. Table III provides reserve activity for the year-to-date, the most probable at year end and a worst case scenario which uses an historical average including years which had larger than normal losses.

TABLE  III - Reconciliation of the Reserve for Possible Loan Losses

(In Thousands)                 Worst Case      Probable        Actual         Actual
                              Dec 31, 1996   Dec 31, 1996   June 30, 1996   Dec 31, 1995
Beginning Balance January 1,          4,579,210   4,579,210       4,579,210      4,228,741
Provision Charged to Earnings           701,000     701,000         350,250        736,500
Year-to-Date Recoveries                 140,000     140,000          94,441        187,473
Year-to-Date Charge-offs               (882,000)   (600,000)       (320,016)      (573,504)
Ending Balance                        4,558,210   4,840,210       4,703,885      4,579,210



TABLE IV--Loan Loss History
(In Thousands)                                      1996 Est      1995      1994      1993      1992      1991   AVERAGE
Net Loans  *                                         290,000   264,182   258,472   238,755   225,475   199,072   210,851
Net Charge-offs                                          460       387       326       247       518     3,142       726
Allowance for Possible Loan Losses Balance             4,840     4,579     4,229     3,817     3,356     2,548     3,338
Provision for Loan Losses Charged to Earnings            701       737       737       708     1,326     3,151     1,054
Earnings                                               7,203     7,866     7,494     8,127     7,290     5,643     6,232
Earnings Coverage of Net Charge-offs                    15.7x     20.3x     23.0x     32.9x     14.1x      1.8x      8.6x
Allowance Coverage of Net Charge-offs                   10.5x     11.8x     13.0x     15.5x      6.5x      0.8x      4.6x
Loans Ninety Days or More Past Due and
  Still Accruing                                       2,500     2,915     2,743     2,899     2,532     3,810     2,486
Net Charge-offs as a Percent of the Provision           63.8%     52.5%     44.2%     34.9%     39.1%     99.7%     68.8%
Year-End Nonperforming Loans                             250       279       624       843     1,351       417       538
Allowance as a Percentage of Gross Loans: *
Bank   (1)                                              1.75%     1.73%     1.64%     1.60%     1.49%     1.28%     1.36%
Peer Group  (2)                                         1.54%     1.61%     1.65%     1.82%     1.42%     1.44%     1.38%
* Gross Loans less Unearned Discount
 (1) At September 30, 1996
 (2) At June 30, 1995

                                                                     10

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Table V - Allocation of the Reserve for Possible Loan Losses

(In Thousands)
LOAN CLASSIFICATION                   1996 Est      1995      1994      1993      1992      1991
  Commercial, Financial & Agricultural    35,000    31,522    22,649    26,376    22,712    23,541
  Real Estate - Construction               1,500     1,284     2,593     2,224       993       982
  Real Estate - Mortgage                 210,000   192,350   193,095   170,532   162,434   136,716
  Credit Card & Related Plans             10,000     9,934     9,896     9,212     9,991     6,694
  All Other Loans to Individuals          33,340    28,955    30,094    30,282    29,182    31,762
  Lease Financing                            160       163       145       154       162       129
     Total Loans                         290,000   264,208   258,472   238,780   225,474   199,824
  FASB 114 Allocation                        240       228    N/A       N/A       N/A       N/A
  Letter of Credit Commitments             2,750     2,633     4,415     5,046     4,670    N/A
  All Other Commitments
  Consumer                                25,000    24,811    24,202    23,323    22,174    N/A
  Mortgage                                 7,500     7,276     9,566     9,466     9,117    N/A
  Commercial                              10,500    10,201     9,901     9,790     5,670    N/A


LOAN CLASSIFICATION                      Average
  Commercial, Financial & Agricultural    26,967   0.01955  X   35,000  =    684
  Real Estate - Construction               1,596   0.00000  X    1,500  =
  Real Estate - Mortgage                 177,521   0.00017  X  210,000  =     36
  Credit Card & Related Plans              9,288   0.01303  X   10,000  =    130
  All Other Loans to Individuals          30,603   0.00551  X   33,340  =    184
  Lease Financing                            152   0.00000  X      160  =      0
     Total Loans                         246,126
  FASB 114 Allocation                        181   1.00000  X      240  =    240
  Letter of Credit Commitments             4,191   0.00000  X    2,750  =      0
  All Other Commitments
  Consumer                                23,628   0.00551  X   25,000  =    138
  Mortgage                                 8,856   0.00017  X    7,500  =      1
  Commercial                               8,891   0.01955  X   10,500  =    205
                                                     Reserve Allocation    1,618
                                                    Unallocated Portion    3,222
                                                    Reserve Balance        4,840



CITIZENS AND NORTHERN CORPORATION - FORM  10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
                                                    Periods Ended
Table VI - Major Categories of Noninterest Income   September 30,
(In Thousands)                                                  $      %
                                                 1996   1995  Change   Change

Service Charges on Deposit Accounts                847    842      5     0.59
Service Charges and Fees                           200    204     (4)   (1.96)
Trust Department Income                            615    562     53     9.43
Insurance Commissions, Fees and Premiums           402    477    (75)  (15.72)
Other Operating Income                              34     37     (3)   (8.11)
Realized Gains (Losses) on Securities, Net         451  1,229   (778)  (63.30)
Total Other Income                               2,549  3,351   (802)  (23.93)

     Only two items of other income reflect significant change: insurance premiums generated by the Corporation's captive life and accident and health insurance subsidiary which provides insurance for the consumer loan portfolio and realized gains from the sale of available-for-sale securities. The decline in insurance premiums is the general lack of loan demand during the comparable periods as evidenced by the small increase in average outstanding loan balances.
     Realized gains from the sale of available-for-sale securities are the result of the sale of stock. The Bank and Corporation both have substantial holdings of Pennsylvania banks and Pennsylvania bank holding companies. The stocks are evaluated continuously and frequently and when the holdings become too large or overvalued due to mergers or other reasons, all or portions of the holdings are sold. Some of the issues sold during the two comparable nine month periods were mandated by an FDIC ruling that banks may not hold stock that is traded over-the-counter and not listed on a recognized stock exchange.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table compares the various categories of other expense for the periods ended June 30, 1996 and June 30, 1995.

Table VII - Major Categories of  Noninterest Expense


                                        Periods Ended
                                        September 30,
                                                         $       %
                                       1996    1995      Change  Change
Salaries and Wages                      4,406   4,096     310    7.57
Pensions and Other Employee Benefits    1,300   1,260      40    3.17
Occupancy Expense, Net                    541     524      17    3.24
Furniture and Equipment Expense           546     486      60   12.35
Other Operating Expense                 4,070   4,331    (261)  (6.03)
Total Other Expense                    10,863  10,697     166    1.55

     Salaries and wages increased 7.11 percent. The increase can be attributed to an increase in the number of full time equivalent employees and merit raises. The number of full time equivalent employees at September 30, 1996 was 204, compared to 199 at September 30, 1995. Merit raises effective January 1, 1996 were in the 5 to 6 percent range.
     Furniture and equipment expense increased $60,000 or just over 12 percent. The change is due to the increase in equipment maintenance costs on the new check imaging equipment. The new equipment was maintenance free for the first year of operation. The increase included depreciation expense which also increased $16,000 over the same nine month period last year.
     Other operating expense decreased $261,000 over the same period in 1995. The largest single factor contributing to the decrease was FDIC insurance. FDIC premiums dropped from $463,000 for the period ended September 30, 1995 to $2,000 for the period ended September 30, 1996. Several other expense items varied only slightly, however credit card processing costs increased $207,000 over the same period last year. It should also be noted that interest and fees associated with the credit card function included in interest and fees on loans increased $221,000 during the nine months ended September 30, 1996 when compared to the same period last year.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENT OF CONDITION
     Average total assets of the Corporation for the nine month period ended September 30, 1996 increased $43,756,000 or 7.8 percent when compared to the average balance for the period ended September 30, 1995. Average total assets increased $37,480,000 or 6.6 percent when compared to year-end 1995. The increase in average assets between September 30, 1995 and September 30, 1996 can be attributed to an increase in average deposits totaling $26,187,000 and an increase in average borrowed funds totaling $11,830,000. Deposit growth centered around certificates of deposit and money market accounts. The Corporation has traditionally used these accounts as its largest and most important source of funds. To maintain and grow the balances in these accounts the Corporation has always paid competitive or slightly higher than market rates, however, competitive pressures from nonbank sources has slowed deposit growth.
     Loan demand for 1995 was relatively flat. Total loans for 1995 increased only $5,713,000 or 2.2 percent. During the nine months ended September 30, 1996 loan growth was slow, increasing only 2.4 percent, with nearly all of the growth being in the third quarter. Annualized loan growth during the third quarter would be slightly less than 10 percent.
     The Corporation's leveraged borrowing level increased nearly $12,000,000 between September 30, 1995 and September 30, 1996. Given the current interest rate structure, management and the Corporation's Board of Directors feel that the current borrowing level of just over $100,000,000 is adequate. The maturity schedule of the borrowed funds ranges from three to eighteen months. Overnight borrowing normally averages $8,000,000 to $15,000,000 depending on deposit levels. The primary source of borrowing is the Federal Home Loan Bank of Pittsburgh repurchase agreements.
     Interest rate fluctuations have caused wide variations in the required market value adjustment due to the large holdings of Available-for-Sale securities. The net after tax adjustment at September 30, 1996, December 31, 1995 and September 30, 1995 was $3,338,000, $6,952,000, and $2,706,000,
respectively.
     The capital base of the Corporation remains strong. The ratio of capital to deposits excluding the market value adjustment for Available-for-Sale securities at September 30, 1996, December 31, 1995 and September 30, 1995 was 15.0 percent, 14.2 percent and 13.7 percent, respectively. The risk based capital ratio for the same periods, respectively, was 22.37 percent, 18.72 percent and
18.36 percent.
     The dividend as a percentage of net income for the nine months ended September 30, 1996 and September 30, 1995 was 36.3 percent and 43.6 percent, respectively. The dividend for the year ended December 31, 1995 was 41.2 percent.
     The Corporation does not expect that there will be any significant change in the mix of assets and liabilities for the remainder of 1996. This expectation is based on the assumption that interest rates will remain stable through the balance of the year. There are no planned capital expenditures which would have a detrimental effect on the capital ratios or the results of operations.

LIQUIDITY AND INTEREST RATE SENSITIVITY
     The Corporation's ability to absorb short term deposit fluctuations or unusually heavy loan demand, should they occur, are met by using a Flexline of credit and the Open RepoPlus program available through the Federal Home Loan Bank of Pittsburgh. The Flexline of credit provides the Corporation with a credit line of approximately $28,000,000. The Open RepoPlus line is $50,000,000. The maturities of the repurchase agreements generally range from 30 days to 2 years. The Corporation also has credit lines with correspondent banks totaling approximately $15,000,000.
     At September 30, 1996 total corporate borrowing amounted to $106,650,000, consisting of repurchase agreements amounting to $47,650,000 and long term borrowings totaling $59,000,000. This relatively short term borrowing created a large negative gap which had a detrimental effect on earnings during the three quarters of 1995, however interest rates have declined and the net interest margin has shown steady improvement through the last half of 1995 and nine months ended September 30, 1996.
     The Corporation uses a computer model to measure the theoretical effect of interest rate swings on the market value and the net interest margin using a rate shock. The model shocks interest 300 basis points upward and downward. The Asset and Liability Policy set by the Board of Directors imposes limits on the change in net interest income and market value of portfolio equity at a 200 basis point increase in interest rates. Net interest income may not decline more than 20 percent and the change in market value of portfolio equity may not decline more than 25 percent. The Board of Directors feels that the parameters are reasonable based on the capital strength of the Corporation. The interest rate sensitivity table presented on page 15 uses static gap methodology to measure the difference between rate sensitive assets and liabilities at September 30, 1996. The analysis shows that the Corporation has a negative gap; i.e. liabilities reprice faster than assets. The Corporation has the ability to increase or decrease the gap by selling assets and repaying borrowed funds. It should be noted that the Corporation relies more heavily on its computer model to monitor interest rate risk than the static gap. The reader should refer to pages 16 and 17 for a fuller understanding of the effect of interest rate movements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Table VIII - Rate Sensitive Assets and Rate Sensitive Liabilities


(In Thousands)                                   1 YEAR     1 - 5 YEARS    5 - 10 YEARS     10 YEARS       TOTAL

ASSETS
Interest-bearing Deposits                           712                                                          712
Available-for-Sale Securities:
     US Treasury Securities                                    2,465                                           2,465
     Securities of Other Government Agencies                   8,902            16,999           10,203       36,104
     Mortgage Backed Securities                  29,022      123,711            35,135                       187,868
     Municipals                                   1,684        4,479             4,220           42,610       52,993
     Other Bonds                                    899        2,400             1,000            1,340        5,639
     Stocks                                                                                      23,663       23,663
Total Available-for-Sale Securities              31,605      141,957            57,354           77,816      308,732
Held-to-Maturity Securities:
     US Treasury Securities                                      699                                             699
     Securities of Other Government Agencies                     100                                             100
     Mortgage Backed Securities                                                                     789          789
Total Held-to-Maturity Securities                     0          799                 0              789        1,588
Loans and Lease Financing:
     Real Estate-Construction                     1,284                                                        1,284
     Real Estate-Mortgage                        87,463       49,440            44,901           26,499      208,303
     Consumer                                    10,943       14,211             1,593            9,007       35,754
     Agricultural                                 1,230        1,199               226               22        2,677
     Commercial                                  12,437        3,329               502              168       16,436
     Other                                        4,687            0                                           4,687
     Political Subdivisions                       1,504        2,479             1,465            1,287        6,735
     Leases                                          58          163                 1                           222
Total Loans                                     119,606       70,821            48,688           36,983      276,098
           Allowance for Possible Loan Losses                                                    (4,826)      (4,826)
Net Loans and Leases                            119,606       70,821            48,688           32,157      271,272
Federal Funds Sold                                                                                                 0
Cash and Due From Banks                                                                          16,835       16,835
Other Assets                                                                                     12,935       12,935
TOTAL ASSETS                                    151,923      213,577           106,042          140,532      612,074

LIABILITIES AND EQUITY
Interest-bearing Deposits:
     Money Market                                99,031                                                       99,031
     NOW and SNOW                                40,976                                                       40,976
     Christmas/Fund Clubs                         2,432                                                        2,432
     CDs                                         74,945       40,607                88                       115,640
     Reg/Key Savings                                                                             46,619       46,619
     GPS                                                                                            744          744
     IRAs                                        77,551                                                       77,551
Total Interest-bearing Deposits                 294,935       40,607                88           47,363      382,993
Demand Deposits                                                                                  46,884       46,884
Repurchase Agreements                            47,650                                                       47,650
Borrowed Funds:
     Variable
     Fixed                                       39,000       20,000                                          59,000
Total Borrowed Funds                             39,000       20,000                                          59,000
Other Liabilities                                   852                                           6,856        7,708
Stockholders' Equity                                                                             67,839       67,839
TOTAL LIABILITIES AND EQUITY                    382,437       60,607                88          168,942      612,074

INTEREST RATE SENSITIVITY GAP                  (230,514)     152,970           105,954          (28,410)



CITIZENS AND NORTHERN CORPORATION  -  FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table IX - Rate Shock Analysis and the Resulting Hypothetical Effect on Income for the Year Ended September 30, 1997



(In Thousands)
CHANGE IN RATE             -3.00    -2.00    -1.00     FLAT      +1.00      +2.00      +3.00
INCOME STATEMENT
 Interest Income
      Loans                 26,394    27,541    28,688    29,753    30,983    32,131    33,278
      Investments           18,994    19,395    19,795    20,182    21,000    21,831    22,953
     Total Interest Income  45,388    46,936    48,483    49,935    51,983    53,962    56,231

Interest Expense
     Deposits               12,464    14,711    17,086    19,381    21,838    24,213    26,589
     Borrowings              5,079     5,256     5,433     5,590     5,787     5,964     6,142
     Fed Fds Purchased          30        51        82       118       156       197       233

     Total Int Expense      17,573    20,018    22,601    25,089    27,781    30,374    32,964

Net Interest Income         27,815    26,918    25,882    24,846    24,202    23,588    23,267

Loan Loss Provision            701       701       701       701       701       701       701

Net Int Inc After Prov      27,114    26,217    25,181    24,145    23,501    22,887    22,566

Other Operating Income       2,280     2,280     2,280     2,280     2,280     2,280     2,280

Other Operating Exp         14,456    14,456    14,456    14,456    14,456    14,456    14,456

Income Before Inc Tax       14,938    14,041    13,005    11,969    11,325    10,711    10,390
Income Tax Provision         3,821     3,508     3,148     2,787     2,559     2,342     2,224

Net Income                  11,117    10,533     9,857     9,182     8,766     8,369     8,166

Dividends                    3,458     3,458     3,458     3,458     3,458     3,458     3,458



CITIZENS AND NORTHERN CORPORATION  -  FORM  10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Table X - Rate Shock Analysis and the Theoretical Effect on Equity Market Values for the Period Ended September 30, 1996



(In Thousands)
                      -3.00    -2.00     -1.00     FLAT      1.00     2.00     3.00
ASSETS
     Book Value       600,407   600,407   600,407   600,407   600,407   600,407   600,407
     Market Value     647,169   630,361   614,764   602,015   592,885   576,121   561,218

     Change            46,762    29,954    14,357     1,608    (7,522)  (24,286)  (39,189)

LIABILITIES
     Book Value       539,872   539,872   539,872   539,872   540,822   540,822   540,822
     Market Value     557,940   551,954   546,155   541,153   533,860   527,449   521,068

     Change           (18,068)  (12,082)   (6,283)   (1,281)    6,962    13,373    19,754

EQUITY
     Beginning Balance 60,535    60,535    60,535    60,535    60,535    60,535    60,535
     Asset Change      46,762    29,954    14,357     1,608    (7,522)  (24,286)  (39,189)
     Liability Change (18,068)  (12,082)   (6,283)   (1,281)    6,962    13,373    19,754

     Market Value      89,229    78,407    68,609    60,862    59,975    49,622    41,100


Table XI - Current Exposure to Hypothetical Change in Interest Rates for the Period Ended September 30, 1997
                        Net Interest Income     MV of Portfolio Equity
      Change in Rates        Projected                Projected
        Basis Points         Change (%)               Change (%)


          +300                 -6.4                    -30.6
          +200                 -5.1                    -23.0
          +100                 -2.6                    -13.1
          FLAT                  0.0                      0.0
          -100                  4.2                     12.7
          -200                  8.3                     28.8
          -300                 12.0                     46.6

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Part  II  -  Other Information
Item  1.     Legal Proceedings
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






Date November  6, 1996        WILLIAM K FRANCIS
                              /S/ William K. Francis
                              Chairman of the Board and Chief Executive Officer


Date November 6, 1996         JAMES W SEIPLER
                              /S/ James W. Seipler
                              Treasurer
                              (Chief Financial Officer)