Form 10-K405
period 1996-12-21
CITIZENS & NORTHERN CORP
filed 1997-03-27
CIK 810958

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NO. 0-16084
DECEMBER 31, 1996

                         CITIZENS & NORTHERN CORPORATION
             (Exact name of registrant as specified in its charter)

    PENNSYLVANIA                                           23-2451943
(State of Incorporation)                        (Employer Identification Number)

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE:  THOMPSON STREET
                                        RALSTON, PA  17763

MAILING ADDRESS OF EXECUTIVE OFFICE:  90-92 MAIN STREET
                                      WELLSBORO, PA  16901

        REGISTRANT'S TELEPHONE NUMBER (INCLUDING AREA CODE): 717-265-6171

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      COMMON STOCK, PAR VALUE $1.00 A SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes |X|  No |_|.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                |X|

The number of shares outstanding of the issuer's class of common stock as of March 1, 1997:

                 $1.00 Par Value             5,062,453 Shares

The aggregate market value of the registrant's common stock held by
non-affiliates at 1, 1997 :      $134,155,005

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the Year Ended December 31, 1996 (Annual Report) are incorporated by reference into Parts I and II

Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 15, 1997 (Proxy Statement) are incorporated by reference into Part III

Location in Form 10-K                             Incorporated Information

Part II

Item 5.  Market for Registrant's Common           Page 43 of the Annual
         Stock and Related Stockholder Matters    Report

Item 6.  Selected Financial Data                  Pages 43 and 44 of the
                                                  Annual Report

Item 7.  Management's Discussion and Analysis     Page 28 through 42 of the
         of the Financial Condition and Results   Annual Report
         of Operations

Item 8.  Financial Statements and                 Page 6 through 25 and page
         Supplementary Data                       44 of the Annual Report

Part III

Item 10. Directors and Executive Officers         Page 2 through 5 of the
         of the Registrant                        Proxy Statement

Item 11. Executive Compensation                   Page 5 through 9 of the
                                                  Proxy Statement

Item 12. Security Ownership of Certain            Page 3 through 5 of the
         Beneficial Owners and Management         Proxy Statement

Item 13. Certain Relationships and Related        Page 23 of the Annual Report
         Transactions                             Page 11 of the Proxy Statement

                Number of pages, not including Cover Page, is 10

                                     PART I

 ITEM 1.  BUSINESS

         The information appearing in the Annual Report under the caption "Description of Business" on page 47 is herein incorporated by reference.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The information appearing in the Annual Report under the caption "Quarterly Share Data" on page 43 and the "Summary of Quarterly Financial Data" on page 45 is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The "Five Year Summary of Operations" on page 44 of the Annual Report is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing in the Annual Report under the caption "Management's Discussion and Analysis of the Financial Condition and Results of Operations" on pages 28 through 42, is incorporated herein by reference.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Identification of Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Corporation's Proxy Statement dated March 17, 1997, is herein incorporated by reference.

         (b) Identification of Executive Officers. The information appearing under the caption "Corporation's and Bank's Executive Officers" on pages 5 and 6 of the Corporation's Proxy Statement dated March 17, 1997, is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" on page 7 of the Corporation's Proxy Statement dated March 17, 1997, is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information appearing under the caption "Election of Directors" on pages 2 through 4 and under the caption "Corporation's and Bank's Executive Officers" on pages 4 through 6 of the Corporation's Proxy Statement is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

         Information appearing in footnote 12 to the Consolidated Financial Statements included on page 23 in the Annual Report is herein incorporated by reference.

         Information appearing under the caption "Certain Transactions" on page 11 of the Corporation's Proxy Statement is herein incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1). The following consolidated financial statements and reports are set forth in Item 8.

                                                                            Page

         Report of Independent Certified Public Accountants                  26

         Financial Statements:
              Consolidated Balance Sheet - December 31, 1996 and 1995         6
              Consolidated Statement of Income - Years Ended
                   December 31, 1996, 1995 and 1994                           7
              Consolidated Statement of Changes in Stockholders' Equity -
                   Years Ended December 31, 1996, 1995 and 1994               8
              Consolidated Statement of Cash Flows - Years Ended
                   December 31, 1996, 1995 and 1994                           9
              Notes to Consolidated Financial Statements                8  - 25

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

                 23.  Consents of Experts and Counsel            Not applicable

                 24.  Power of Attorney                          Not applicable

                 27.  Financial Data Schedules

                 28.  Information from Reports Furnished to State
                      Insurance Regulatory Authorities           Not applicable

                 99.  Additional Exhibits                        Not applicable

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

         *omitted in the interest of brevity

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS & NORTHERN CORPORATION


         March 20, 1997                By: CRAIG G. LITCHFIELD       /s/
         --------------                    ------------------------------
              Date                         Craig G. Litchfield
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         March 20, 1997                By: JAMES W. SEIPLER           /s/
         --------------                    ------------------------------
              Date                         James W. Seipler
                                           Treasurer

BOARD OF DIRECTORS

J. ROBERT BOWER            /s/               JOHN H. MACAFEE               /s/
-------------------------------------        -----------------------------------
   J. Robert Bower                             John H. Macafee


R. ROBERT DECAMP           /s/               LAWRENCE F. MASE              /s/
-------------------------------------        -----------------------------------
   R. Robert DeCamp                            Lawrence F. Mase


R. JAMES DUNHAM            /s/               ROBERT J. MURPHY              /s/
-------------------------------------        -----------------------------------
   R. James Dunham                             Robert J. Murphy


ADELBERT E. ELDRIDGE       /s/               EDWARD H. OWLETT, III         /s/
-------------------------------------        -----------------------------------
   Adelbert E. Eldridge                        Edward H. Owlett, III


WILLIAM K. FRANCIS         /s/               F. DAVID PENNYPACKER          /s/
-------------------------------------        -----------------------------------
   William K. Francis                          F. David Pennypacker


KARL W. KROECK             /s/               LEONARD SIMPSON               /s/
-------------------------------------        -----------------------------------
   Karl W. Kroeck                              Leonard Simpson


EDWARD L. LEARN            /s/               DONALD E. TREAT               /s/
-------------------------------------        -----------------------------------
   Edward L. Learn                             Donald E. Treat


CRAIG G. LITCHFIELD        /s/
-------------------------------------
   Craig G. Litchfield

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