Form 10-Q
period 1997-03-31
CITIZENS & NORTHERN CORP
filed 1997-05-15
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     FOR THE QUARTER ENDED: MARCH 31, 1997


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

                        Yes x     No
                           ----     ----

    As of April 1, 1997 5,168,354 COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION--FORM 10-Q

INDEX                                                                      PAGE
---------------------------------------------------------------------    --------

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Consolidated Statements of Condition--March 31, 1997                      3
  and December 31, 1996

Consolidated Statements of Income--Three Months Ended                     4
  March 31, 1997, 1996

Consolidated Statements of Cash Flows--Three Months                       5
  Ended March 31, 1997, 1996

Notes to Consolidated Financial Statements                                6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7--19


PART II.   OTHER INFORMATION                                              20

Items 1,2,3,4, and 5 have been omitted as they are not applicable to the registrant.

ITEM 6.    Exhibits and Reports on FORM 8-K

(a) Exhibits
(b) Reports on FORM 8-K

Signature Page                                                            21


CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Part I--Financial Information
Item 1. Financial Statements


CONSOLIDATED BALANCE SHEET

                                                                 UNAUDITED               AUDITED
                                                                 MARCH 31,             DECEMBER 31,
(IN THOUSANDS)                                                     1997                   1996
--------------------------------------------------------     -----------------     -----------------
ASSETS

Cash & Due From Banks...................................            15,058                14,320

Interest-Bearing Deposits...............................               730                   655

Available-for-Sale Securities:

 US Treasury Securities.................................             2,470                 2,475

 Securities of Other US Government Agencies.............            30,531                36,341

 Mortgage Backed Securities.............................           178,306               183,483

 Obligations of States and Municipal Subdivisions.......            59,708                55,943

 Other Securities.......................................            27,892                29,611

  Total Available-for-Sale Securities...................           298,907                307,853

Held-to-Maturity Securities:

 US Treasury Securities.................................               598                   699

 Mortgage Backed Securities.............................               729                   770

  Securities of Other US Government Agencies............               200                   100

   Total Held-to-Maturity Securities....................             1,527                 1,569

Federal Funds Sold

Loans:

 Loans to Political Subdivisions........................             6,240                 6,555

 Other Loans............................................            274,554              272,084

  Total Loans...........................................            280,794              278,639

  Less--Allowance for Possible Loan Losses..............             (4,801)              (4,776)

      Unearned Income...................................                (39)                 (42)

    Loans, Net..........................................            275,954              273,821

Bank Premises and Equipment.............................              6,492                6,609

Other Real Estate.......................................                421                  583

Accrued Interest on Bonds and Loans.....................              4,292                4,404

Other Assets............................................              2,298                  378

TOTAL ASSETS............................................            605,679              610,192

LIABILITIES

Deposits:

  Demand...............................................               44,212              47,320

  Interest Checking....................................               39,238              38,916

  Money Market.........................................              102,926             100,523

  Savings..............................................               46,731              46,175

  Other Time...........................................              199,388             197,377

    Total Deposits.....................................              432,495             430,311

Dividends Payable......................................                  911                 902

Borrowed Funds.........................................               50,598              59,600

Federal Funds Purchased................................                2,000

Securities Sold Under Agreement to Repurchase..........               44,650              44,650

Other Liabilities......................................                4,353               3,136

TOTAL LIABILITIES......................................              535,007             538,599


SHAREHOLDERS' EQUITY

Common Stock, Par Value $1.00 per Share
  Authorized 10,000,000; Issued 5,168,354 and
  5,117,182  in 1997 and 1996, respectively............                5,168               5,117

Stock Dividend Distributable...........................                                    1,305

Paid in Capital........................................               13,794              12,539

Retained Earnings......................................               49,713              47,862

Total..................................................               68,675              66,823

Unrealized Gains on Available-for-Sale
  Securities...........................................                2,994               5,767

Less: Treasury Stock at Cost
  105,901 shares at March 31, 1997.....................                 (997)
  104,850 shares at December 31, 1996..................                                     (997)

TOTAL SHAREHOLDERS' EQUITY.............................               70,672              71,593

TOTAL LIABILITIES & SHAREHOLDERS'  EQUITY..............              605,679             610,192

Contingent Liabilities Under Unused
  Letters of Credit....................................                4,866               5,106

CITIZENS AND NORTHERN CORPORATION--FORM 10-Q

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Thousands Except Share Data)

                                         3 MONTHS ENDED         FISCAL YEAR TO DATE
                                            MARCH 31,        3 MONTHS ENDED MARCH 31,
                                         ---------------   ---------------------------

                                           1997         1996          1997          1996

INTEREST INCOME.......................   (Current) (Prior Year)   (Current)   (Prior Year)

Interest and Fees on Loans............      6,999        6,723        6,999         6,723

Interest on Balances with Depository
  Institutions........................          9            7            9             7

Interest on Loans to Political
  Subdivisions........................         94           106          94           106

Interest on Federal Funds Sold........         56            35          56            35

Income from Available-for-Sale and
  Held-to-Maturity Securities:

  Taxable.............................      3,635         3,994       3,635         3,994

  Tax Exempt..........................        859           680         859           680

  Dividends...........................        207           180         207           180

 Total Interest and Dividend Income...     11,859        11,725      11,859        11,725

INTEREST EXPENSE

 Interest on Deposits.................      4,419         4,398       4,419         4,398

 Interest on Other Borrowings.........      1,318         1,388       1,318         1,388

 Total Interest Expense...............      5,737         5,786       5,737         5,786

 Interest Margin......................      6,122         5,939       6,122         5,939

 Provision for Possible Loan Losses...        181           175         181           175

 Interest Margin After Provision for
  Possible Loan Losses................      5,941         5,764       5,941         5,764

OTHER INCOME

 Service Charges on Deposit Accounts..        266           270         266           270

 Service Charges and Fees.............         59            63          59            63

 Trust Department Income..............        261           205         261           205

 Insurance Commissions, Fees and
   Premiums...........................        109           119         109           119

 Other Operating Income...............         44            18          44            18

 Total Other Income Before Realized
  Gains on Securities, Net............        739           675         739           675

 Realized Gains on Securities, (Net)..        787            97         787            97

 Total Other Income...................      1,526           772       1,526           772

OTHER EXPENSES

 Salaries and Wages...................      1,496         1,449       1,496         1,449

 Pensions and Other Employee Benefits.        469           465         469           465

 Occupancy Expense, Net...............        172           178         172           178

 Furniture and Equipment Expense......        162           188         162           188

 Other Operating Expense..............      1,504         1,325       1,504         1,325

 Total Other Expenses.................      3,803         3,605       3,803         3,605

 Income Before Income Tax Provision...      3,664         2,931       3,664         2,931

 Income Tax Provision.................        901           752         901           752

NET INCOME............................      2,763         2,179       2,763         2,179

PER SHARE DATA:

Net Income............................       0.55          0.43        0.55          0.43

Dividend Per Share....................       0.18          0.17        0.18          0.17

Number Shares Used in Computation.....  5,062,453     5,062,453   5,062,453     5,062,453

Number Shares Issued..................  5,168,354    5,117,182    5,168,354     5,117,182

Number Shares Authorized.............. 10,000,000   10,000,000   10,000,000    10,000,000

Dividends Actually Paid...............       0.18         0.17         0.18          0.17


CITIZENS AND NORTHERN CORPORATION--FORM 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)


                                                              PERIODS ENDED
                                                                 MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                          1997          1996

 Net Income............................................       2,763         2,179

 Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities

  Provision for Possible Loan Losses...................         181           175
  Realized (Gain), on Available-for-Sale and
   Held-to-Maturity Securities, Net....................        (787)          (97)

  Provision for Depreciation...........................         164           191

  Accretion and Amortization...........................         153           243

  Deferred Income Tax..................................         (61)          (18)

 (Increase) in Accrued Interest
   Receivable and Other Assets.........................        (914)         (363)

 Increase (Decrease) in Accrued Interest Payable and
   Other Liabilities...................................       2,655         2,112

 Net Cash Provided by Operating Activities.............       4,154         4,422

CASH FLOWS FROM INVESTING ACTIVITIES:

 Proceeds from the Maturity of Held-to-Maturity
  Securities...........................................         142           34

 Purchase of Held-to-Maturity Securities...............        (100)        (100)

 Proceeds from Sales of Available-for-Sale
  Securities...........................................      13,811          144

 Proceeds from Maturities of Available-for-Sale
  Securities...........................................      12,474       10,494

 Purchase of Available-for-Sale Securities.............      (21,740)    (31,451)

 Net Increase in Loans.................................       (2,314)       (218)

 Purchase of Premises and Equipment....................          (47)        (34)

 Sale of Other Real Estate.............................          162

 Purchase of Foreclosed Assets.........................                     (331)

 Net Cash Used in Investing Activities.................        2,388     (21,462)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net Increase in Deposits..............................        2,184      3,639

 Increase (Decrease) in Short Term Borrowings..........        2,000    (15,200)

 Proceeds from (Repayment of) Long Term Borrowings.....       (9,002)    34,000

 Dividends Declared....................................         (911)      (852)

    Net Cash Provided by Financing Activities..........       (5,729)    21,587

INCREASE IN CASH AND CASH EQUIVALENTS..................          813      4,547

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...........       14,975     13,590

CASH AND CASH EQUIVALENTS, END OF YEAR.................       15,788     18,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Interest Paid.........................................        6,660      4,324

 Income Taxes Paid.....................................           73      1,063


The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1996, is unaudited; however, such information reflects all adjustments ( consisting solely of normal recurring adjustments ) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and changes in financial position for the interim periods.

    Results reported for the three-month period ended March 31, 1997 may not be indicative of the results for the year ended December 31, 1997.

    This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS OVERVIEW

    The Corporation reported net income for the quarter ended March 31, 1997 of $2,763,000, or $.55 per common share. This compares to $2,179,000, or $.43 per share, for the quarter ended March 31, 1996 and $.44 per share for the fourth quarter of 1996.

    Income for the three months ended March 31, 1997 increased 26.8 percent when compared to the same three- month period in 1996. The increase was the result of realized gains on the sale of certain equity investments. The gross realized gains amounted to $787,000; this compares to realized gains reported March 31, 1996 of $97,000 and $24,000 for the fourth quarter of 1996.

    The directors and management of the Corporation expect that 1997 will produce results comparable to those reported for 1996. This assumption is based on the current interest rate environment and could change if the FOMC decides to raise rates again in 1997.

NET INTEREST MARGIN
Quarters Ended March 31, 1997/1996

    The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities remained virtually unchanged; it was 3.53 percent for the quarter ended March 31, 1996 and 3.54 percent for the quarter ended March 31, 1997. The net spread for the year ended December 31, 1996 was 3.49 percent. The gross rate of return on earning assets for the quarters ended March 31, 1997, March 31, 1996 and the year ended December 31, 1996 were 8.34 percent,
8.33 percent and 8.29 percent, respectively. The average cost of interest-bearing liabilities for the quarters ended March 31, 1997, March 31, 1996 and the year ended December 31, 1996 were 4.80 percent, 4.80 percent and
4.80 percent, respectively. Interest rates have increased slightly since March 31, 1997 as the FOMC increased the Federal Funds rate by 25 basis points at its April 1997 meeting. The corporation is already seeing the cost of funds increase on its deposit base and borrowings that must be refunded.

    The average rate of return on the portfolio of available-for-sale investments remained unchanged during the periods being compared. However, the average balance for the quarter ended March 31, 1997 has declined about $10,000,000 when compared to the outstanding balance at March 31, 1996 and December 31, 1996. The decrease is caused by payments on mortgage-backed securities being used to fund loan demand. The payment stream on the mortgage-backed instruments amounts to $1,800,000 to $2,100,000 per month.

    Average gross loans for the periods ended March 31, 1997, December 31, 1996 and March 31, 1996 totaled $279,430,000, $271,616,000 and $263,960,000, respectively. The composition of the portfolio has remained unchanged with loans secured by real estate posting the largest increase. Other loan categories remained unchanged with the exception of consumer loans which declined slightly. The average rate of return on the loan portfolio has increased from 9.84 percent for the period ended March 31, 1996 to 10.29 percent for the quarter ended March 31, 1997. The rate of return on the loan portfolio for the year ended December 31, 1996 was 10.31 percent.

    On the liability side of the balance sheet average total deposits have remained nearly unchanged. Average deposits for the quarters ended March, 31, 1997, March 31, 1996 and the year ended December 31, 1996 were respectively, $428,308,000, $429,036,000 and $427,559,000. The Corporation still maintains a strong base of Money Market accounts and average balances have increased nearly $7,000,000 since the period ended March 31, 1996. Other deposit categories have remained flat or declined slightly. The corporation has had a difficult time attracting deposits due to the flow of funds into mutual funds and the competition in our market area from credit unions.

    Average borrowed funds for the quarter ended March 31, 1997 have decreased $2,205,000 when compared to the quarter ended March 31, 1996 and just over $4,500,000 when compared to the year ended December 31, 1996. The decline will more than likely continue into 1997 as the yield curve remains relatively flat. Funding opportunities with spreads large enough to make the risk worthwhile are scarce.

    Management is expecting interest rates to increase another 25 basis points in the first half of 1997 and level off for the remainder of the year.

    Tables I and II are provided to reflect average balances and rates paid for the quarters ended March 31, 1997, March 31, 1996 and the year ended December 31, 1996, respectively.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                                      Rate               Rate                Rate
TABLE I--ANALYSIS OF AVERAGE DAILY BALANCES AND RATES      Period    Earned/   Period   Earned/   Period    Earned
(In Thousands)                                             Ended       Paid    Ended    Paid      Ended      Paid
                                                            3/31/97      %     12/31/96   %       3/31/96       %
Available-for-Sale Securities:

 U S Treasury Securities                                      2,505     5.18    2,506    5.11      2,508      5.17

 Securities of Other US Government Agencies and
  Corporations                                               31,808     6.99   30,514    6.96     16,599      6.87

 Mortgage Backed Securities                                 181,750     6.73  197,581    6.64    208,718      6.61

 Obligations of States and Political Subdivisions            56,170     6.20   49,700    6.06     43,900      6.28

 Stock                                                       15,313     5.48   16,342    5.34     16,689      4.37

 Other Securities                                             3,340     2.06    6,905    6.84     12,945      7.93

  Total Available-for-Sale Securities                       290,886     6.52  303,548    6.50    301,359      6.50

Held-to-Maturity Securities:

 U S Treasury Securities                                        599     6.77      698    6.02       667       6.08

 Securities of Other U S Government Agencies and Corporations   133     6.10       50    8.00

 Mortgage Backed Securities                                     745     7.62      829    7.12     1,072       6.43

 Obligations of States and Political Subdivisions

 Stock

 Other Securities

  Total Held-to-Maturity Securities                          1,477     7.14     1,577   6.66      1,739      6.30

Interest -bearing Due from Banks                               548     6.66       455   8.13        881      3.22

Federal Funds Sold                                           4,273     5.32     1,100   5.45      2,740      5.18

Loans:

 Real Estate Loans                                         220,166     9.04   210,289   9.17    203,401      9.48

 Consumer                                                   32,672    19.96    35,305  18.13     35,368     17.36

 Agricultural                                                2,770     9.96     2,750  10.11      2,654     10.24

 Commercial/Industrial                                      16,875     9.61    16,207   9.73     15,505      9.89

 Other                                                         520     7.80       237  10.55        215      7.55

 Political Subdivisions                                      6,198     6.15     6,629   6.40      6,660      6.45

 Leases                                                        229     5.31       201   7.96        157     10.33

  Total Loans                                              279,430    10.29   271,618  10.31    263,960      9.84

  Total Earning Assets                                     576,614     8.34   578,298   8.29    570,679      8.33

Cash                                                        11,918             11,502            12,454

Securities Valuation Reserve                                 8,667              5,924             9,092

Allowance for Possible Loan Losses                          (4,769)            (4,726)           (4,681)

Other Assets                                                 6,492              6,617             3,809

Bank Premises & Equipment                                    6,555              6,793             7,241

Total Assets                                               605,477            604,408           598,594


INTEREST-BEARING LIABILITIES

Interest Checking                                           38,341     2.45    40,558   2.46     40,729      2.44

Money Market                                               104,125     4.56   100,618   4.53     97,145      4.48

Savings                                                     46,297     2.48    46,751   2.50     46,479      2.50

Certificate of Deposit                                     117,522     5.46   117,596   5.47    119,814      5.66

Individual Retirement Accounts                              78,927     5.86    79,076   5.77     81,901      5.50

Other Time Deposits                                          1,947     2.71     1,937   2.99      2,113      2.30

Federal Funds Purchased                                        467     6.08       967   5.69      1,403      6.07

Other Borrowed Funds                                        96,613     5.50   101,121   5.56     98,818      5.61

Total Interest-bearing Liabilities                         484,239     4.80   488,624   4.80    488,402      4.80

Demand Deposits                                             41,139             42,500            39,378

Other Liabilities                                            8,769              6,794             3,291

TOTAL LIABILITIES                                          534,157            537,918           531,071

Stockholders' Equity                                        65,599             62,797            60,532

Securities Valuation Reserve                                 5,721              3,693             6,991

Total Liabilities and Stockholders' Equity                 605,477            604,408           598,594

Interest Rate Spread                                                   3.54              3.49                3.53



CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Table II--Analysis of the Effect of Volume and Rate Changes in Interest
          Income and Interest Expense

                                                                                      QUARTERS ENDED MARCH 31, 1997/1996
                                                                                   -----------------------------------------
                                                                                     CHANGE IN      CHANGE IN       TOTAL
(IN THOUSANDS)                                                                        VOLUME          RATE         CHANGE
---------------------------------------------------------------------------------  -------------  -------------  -----------
EARNING ASSETS
Available-for-Sale Securities:
  U S Treasury Securities
  Securities of Other U S Government Agencies and Corporations.....................          262              5           267
  Mortgage Backed Securities.......................................................         (448)            61          (387)
  Obligations of States and Political Subdivisions.................................          188             (9)          179
  Stock............................................................................          (13)            40            27
  Other Securities.................................................................         (118)          (118)         (236)
    Total Available-for-Sale Securities............................................         (129)           (21)         (150)
Held-to-Maturity Securities:
  U S Treasury Securities
  Securities of Other U S Government Agencies and Corporations.....................            2                            2
  Mortgage Backed Securities.......................................................           (8)             5            (3)
  Obligations of States and Political Subdivisions
  Stock
  Other Securities
    Total Held-to-Maturity Securities..............................................           (6)             5            (1)
Interest -bearing Due from Banks...................................................                           2             2
Federal Funds Sold.................................................................           21                           21
Loans:
  Real Estate Loans................................................................          350           (198)          152
  Consumer.........................................................................          (97)           191            94
  Agricultural.....................................................................            3             (2)            1
  Commercial/Industrial............................................................           32            (10)           22
  Other............................................................................            6                            6
  Political Subdivisions...........................................................           (7)            (5)          (12)
  Leases...........................................................................           17            (18)           (1)
    Total Loans....................................................................          304            (42)          262
Total Interest Income..............................................................          190            (56)          134

INTEREST-BEARING LIABILITIES
Interest Checking..................................................................          (14)             1           (13)
Money Market.......................................................................           78             20            98
Savings............................................................................           (1)            (3)           (4)
Certificates of Deposit............................................................          (32)           (58)          (90)
Individual Retirement Accounts.....................................................          (37)            66            29
Other Time Deposits................................................................           (1)             2             1
Federal Funds Purchased............................................................          (14)                         (14)
Other Borrowed Funds...............................................................          (30)           (26)          (56)
Total Interest Expense.............................................................          (51)             2           (49)

NET INTEREST INCOME................................................................          241            (58)          183



    The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q
Part 1--Financial Information ( continued )
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ( CONTINUED )

ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The Allowance for Possible Loan Losses is a reserve established by management, which it believes will be adequate to absorb future loan losses based on management's assessment of the quality of the total loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.

    The quarterly assessment process is conducted by a loan quality committee which consists of the President, Chief Financial Officer, Executive Vice Presidents in charge of loans and branch administration and the Auditor. The committee reviews the "Watch List", a collection of loans that have had a history of delinquency, past due reports, nonperforming loans and historical information related to charge-offs and recoveries by loan categories.

The committee then allocates the reserve balance across the various loan categories to determine the unallocated portion. The committee uses two methods of allocation. The first calculates a ratio of average losses by type to the average outstanding balance by type. The ratio is then applied to the current outstanding balance of the various loan categories to determine the portion of the reserve to be allocated. The second method extracts loans by a quality rating system. The loans are categorized as "Substandard", "Doubtful" and "Loss". Regulatory guidelines of 15 percent of substandard, 50 percent of doubtful and 100 percent of loss are applied to establish reserve allocations.

The Corporation also employs and relies heavily on an independent loan appraiser. However, his work is only performed annually and on loans of $175,000 or higher.

    Other factors used to evaluate the reserve level are loan growth, economic conditions of the market area and peer group comparisons.

    Tables III through VI present current and historical information related to the Allowance for Possible Loan Losses.

TABLE III--RECONCILIATION OF THE RESERVE FOR POSSIBLE LOAN LOSSES

                                               ESTIMATE       ACTUAL        ACTUAL        ACTUAL        ACTUAL
                                             DEC 31, 1997  MAR 31, 1997  DEC 31, 1996  DEC 31, 1995  DEC 31, 1994
                                             ------------  ------------  ------------  ------------  ------------
Beginning Balance January 1,...............    4,775,960     4,775,960     4,579,210     4,228,741     3,816,982
Provision Charged to Earnings..............      723,500       180,876       700,500       736,500       737,496
Year-to-Date Recoveries....................      196,167        27,863       167,926       187,473       194,312
Year-to-Date Charge-offs...................     (495,627)     (183,384)     (671,676)     (573,504)     (520,049)
Ending Balance.............................    5,200,000     4,801,315     4,775,960     4,579,210     4,228,741

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q
Part 1--Financial Information ( continued )
TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS ( CONTINUED )

TABLE IV--LOAN LOSS HISTORY AND OTHER STATISTICS

(IN THOUSANDS)                             1997 EST     1996       1995       1994       1993       1992       1991       AVE.
-----------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Loans *..............................    293,542    278,597    264,182    258,472    238,755    225,475    199,072    244,092
Net Charge offs..........................        299        504        387        326        247        518      3,142        854
Allowance for Possible Loan Losses
  Balance................................      5,200      4,776      4,579      4,229      3,817      3,356      2,548      3,884
Provision for Loan Losses Charged to
  Earnings...............................        724        701        737        737        708      1,326      3,151      1,230
Earnings (Budget)........................      8,676      9,255      7,866      7,494      8,127      7,290      5,643      7,613
Earnings Coverage of Net Charge offs.....       19.4x      18.4x      20.3x      23.0x      32.9x      14.1x       1.8x        18x
Allowance Coverage of Net Charge offs....       11.6x       9.5x      11.8x      13.0x      15.5x       6.5x       0.8x        10x
Loans Ninety Days or More Past Due and
  Still Accruing.........................      2,900      2,994      2,915      2,743      2,899      2,532      3,810      2,982
Net Charge offs as a Percent of the
  Provision..............................       61.9%      69.9%      52.5%      44.2%      34.9%      39.1%      99.7%      56.7%
Year-End Nonperforming Loans.............      1,000        864        279        624        843      1,351        417        730
Allowance as a Percentage of Gross Loans:
  *......................................
Bank (1).................................       1.77%      1.71%      1.73%      1.64%      1.60%      1.49%      1.28%      1.58%
Peer Group (2)...........................       1.48%      1.50%      1.61%      1.65%      1.82%      1.42%      1.44%      1.57%


*Gross Loans less Unearned Discount
(1) At March 31, 1997
(2) At December 31, 1996
Averages are based on the years 1991 through 1996

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Table V--Allocation of the Allowance for Possible Loan Losses based on
      Historical Data
(In Thousands)

LOAN CLASSIFICATION               1997 EST      1996       1995       1994       1993       1992       1991       AVERAGE
-------------------------------  -----------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
Commercial, Ag., Mun.& Other...      20,000      29,832     26,318     22,649     26,376     22,712     23,541      25,238
Real Estate--Construction......       1,250       1,166      1,284      2,593      2,224        993        982       1,540
Real Estate--Mortgage..........     229,042     213,957    200,066    193,095    170,532    162,434    136,716     179,467
Credit Card & Related Plans....      10,000       8,902      9,934      9,896      9,212      9,991      6,694       9,105
All Other Loans to
  Individuals..................      33,000      24,518     26,417     30,094     30,282     29,182     31,762      28,709
Lease Financing................         250         222        163        145        154        162        129         163
Total Loans....................     293,542     278,597    264,182    258,472    238,780    225,474    199,824     244,222
Letter of Credit Commitments...       5,000       5,106      2,633      4,415      5,046      4,670        N/A       4,191
All Other Commitments
Consumer.......................      28,000      28,049     24,811     24,202     23,323     22,174        N/A      23,628
Mortgage.......................       6,000       5,802      7,276      9,566      9,466      9,117        N/A       8,856
Commercial.....................      11,000      10,825     10,201      9,901      9,790      5,670        N/A       8,891


LOAN CLASSIFICATION
-------------------------------
Commercial, Ag., Mun.& Other...  0.02006 X     29,832=       598
Real Estate--Construction......  0.00000 X      1,166=
Real Estate--Mortgage..........  0.00027 X    213,957=        59
Credit Card & Related Plans....  0.01369 X      8,902=       122
All Other Loans to
  Individuals..................  0.00605 X     24,518=       148
Lease Financing................  0.00000 X        222=         0
Total Loans....................
Letter of Credit Commitments...  0.00000 X      5,106=         0
All Other Commitments
Consumer.......................  0.00605 X     28,049=       170
Mortgage.......................  0.00027 X      5,802=         2
Commercial.....................  0.02006 X     10,825=       217

                                 Reserve Allocation        1,360
                                 Fasb 114 Allocation         209
                                 Unallocated Portion       3,631
                                 Reserve Balance           5,200



The reserve allocation is determined by using the six-year average net charge-offs divided by the six-year average loan balance by type

Table VI--Allocation of The Allowance for Possible Loan Losses Based on
          Regulatory Standards

FDIC Reserve Allocation...................................  Mar 31, 1997

Substandard @ 15 %........................................       999,008
Doubtful @ 50 %...........................................        36,000
Loss @ 100%...............................................       174,348
                                                            ------------
Required Reserve..........................................     1,209,356
Unallocated...............................................     3,591,959
                                                            ------------
Reserve Balance...........................................     4,801,315
                                                            ------------
                                                            ------------


CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

TABLE VII--MAJOR CATEGORIES OF NONINTEREST INCOME

                                                                                               PERIODS ENDED
                                                                                                 MARCH 31,
                                                                                --------------------------------------------
                                                                                                           $           %
                                                                                  1997       1996       CHANGE      CHANGE
                                                                                ---------  ---------  -----------  ---------
Service Charges on Deposit Accounts...........................................        266        270          (4)      (1.48)
Service Charges and Fees......................................................         59         63          (4)      (6.35)
Trust Department Income.......................................................        261        205          56       27.32
Insurance Commissions, Fees and Premiums......................................        109        119         (10)      (8.40)
Other Operating Income........................................................         44         18          26      144.44
Total Other Income, Excluding Realized Securities Gains.......................        739        675          64        9.48
Realized Gains on Securities, Net.............................................        787         97         690      711.34
Total Other Income............................................................      2,265      1,447         818       56.53

    Total Other Income increased 9 percent when comparing the quarter ended March 31, 1997 to the same quarter in 1996 and slightly over 1 percent when compared to the quarter ended December 31, 1996.

    Other operating income consists of service charges on deposit accounts, other service charges and fees, trust department income, insurance commissions and fees, and other operating income.

    Service Charges on Deposit Accounts is made up of fees generated by the use of the deposit accounts and overdraft charges. There was not a significant change when comparing the quarter ended March 31, 1997 and the previous quarter to the quarter ended March 31, 1996.

    Other Service Charges and Fees is comprised of debit card fees, credit card annual fees, fees for issuing official checks, noncustomer check cashing fees and other miscellaneous fees. A comparison of the current quarter, the previous quarter and the quarter ended March 31, 1996 reveals a negligible amount of change.

    Trust Department Income is the second largest contributor of noninterest income, excluding realized securities gains. Income generated by the Trust Department for the quarter ended March 31, 1997, December 31, 1996 and March 31, 1996, respectively, amounted to $261,000, $237,000 and $205,000. The increases posted during the periods being compared is due to the increase in trust assets under management. The increase can be attributed to new accounts and the increase in the market values of investments.

    Insurance Commissions, Fees and Premiums generated by Bucktail Life Insurance Company for March 31, 1997, December 31, 1996 and March 31, 1996 were $109,000, $153,000 and $119,000, respectively. Premiums generated in the fourth quarter slightly exceeded the first quarter 1997 as they included four months of Life Premiums due to a posting error. Also, life premiums experienced a decline from an average of $17,000 per month during 1996 to $10,000 per month during the current quarter. The insurance company writes life and accident and health insurance on the bank's consumer loan portfolio.

    Other Operating Income for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996 amounted to $44,000, $13,000 and $18,000, respectively.
The increase in fees during the first quarter of 1997 was caused by the posting of income totaling $18,000 associated with the Supplemental Employee Retirement Plan. The income had previously been posted directly to the investment account.

    Realized Securities Gains and Losses amounted to $787,000 during the first quarter of 1997. The recognized gains were primarily from the sale of bank stocks which management and the Board of Directors felt had become overpriced in relation to the book value and some had been driven up in price because of merger speculation. It was deemed appropriate to lock in the appreciated value. The Corporation also sold two thirds of it Student Loan portfolio due to disappointing returns on that asset; a premium amounting to $28,000 was realized. Also, during the first quarter of 1996 and the fourth quarter of 1996 one issue of bank stock was sold from the portfolio because it had become overpriced. Gains amounted to $97,000 during the first quarter of 1996 and $24,000 in the fourth quarter.

The following table compares the various categories of other expense for the periods ended March 31, 1997 and March 31, 1996.

TABLE VIII--MAJOR CATEGORIES OF NONINTEREST EXPENSE

                                                                                               PERIODS ENDED
                                                                                                 MARCH 31,
                                                                                --------------------------------------------
                                                                                                           $           %
                                                                                  1997       1996       CHANGE      CHANGE
                                                                                ---------  ---------  -----------  ---------
Salaries and Wages............................................................      1,496      1,449          47        3.24
Pensions and Other Employee Benefits..........................................        469        465           4        0.86
Occupancy Expense, Net........................................................        172        178          (6)      (3.37)
Furniture and Equipment Expense...............................................        162        188         (26)     (13.83)
Other Operating Expense.......................................................      1,504      1,325         179       13.51
Total Other Expense...........................................................      3,803      3,605         198        5.49

    Other noninterest expense consists of Salaries and Wages, Pension and Other Benefit Expense, Furniture and Equipment Expense and Other Operating Expense.

    Salaries and Wages increased just over three percent when comparing the quarters ended March 31, 1997 and March 31, 1996 and one percent when compared to the quarter ended December 31, 1996. This can be attributed to merit raises and an increase in full time equivalent employees from 198 at March 31, 1996 to 202 at December 31, 1996 and 205 at March 31, 1997.

    Pensions and Other Employee Benefits were nearly equal for the quarters ended March 31, 1997 and March 31, 1996, at $469,000 and $465,000, respectively. When compared to December 31, 1996, however, they reflect an increase of 14.6 percent and 13.7 percent, respectively. This is caused by adjustments made to budgeted amounts in the fourth quarter when actual expense amounts are known for 401(k) contributions.

    Occupancy Expense did not change materially during the three quarterly periods being compared.

    Furniture and Equipment Expense amounted to $162,000, $180,000 and $188,000, respectively, for the quarters ended March 31, 1997, December 31, 1996 and March 31, 1996. The decline reflected in the first quarter of 1997 when compared to the other periods was due to a decrease in depreciation expense as the main frame computer was fully depreciated in the last quarter of 1996.

    Other Operating Expense increased 13.51 percent during the first quarter of 1997 when compared to the same period a year ago. The increase can be attributed to two expense categories and a loss amounting to $53,000 on the sale of other real estate that sold for less than the booked market value. The expense categories that increased significantly were credit card processing costs and advertising expense; they increased $62,890 and $79,699, respectively. There was a negligible change when comparing the last quarter of 1996 to the quarter ended March 31, 1997.

                            STATEMENT OF CONDITION

    Average total assets of the Corporation for the quarter ended March 31, 1997 increased slightly at 1.1 percent over the quarter ended March 31, 1996. When compared to the year ended December 31, 1996 the increase was less than 1 percent.

    The asset side of the balance sheet saw a decline in the average investment portfolio as the amortization of the mortgage-backed investments was used to fund loan growth. The municipal bond portfolio has increased from an average balance of $43,900,000 during the first quarter of 1996 to $56,170,000 for the quarter ended March 31, 1997. The increase is due to the favorable after tax returns available on tax free investments. The respective average balance in the loan portfolio was $279,430,000, $271,618,000 and $263,960,000 for the quarters ended March 31, 1997, December 31, 1996 and
March 31, 1996. The loan growth was centered around real estate secured loans as other loan categories showed little or no change. Consumer loans did decline slightly as just over $2,000,000 in students loans were sold.
     The liability side of the balance sheet has also remained relatively constant during the past fifteen months. Average total deposits have remained nearly unchanged. Interest Checking, Individual Retirement Accounts and Certificates of Deposit did decline slightly during 1996, however, the decline was made up by the strength of the Money Market Accounts which continue to exhibit growth. Total average borrowed funds also changed very little during the quarters being compared. The primary source of borrowed funds was repurchase agreements placed with the Federal Home Loan Bank of Pittsburgh and other brokers. Terms of the Repurchase Agreements range from one to five years. Other borrowed funds were in the form of term loans with the Federal Home Loan Bank of Pittsburgh which are secured by a blanket security agreement.
    Interest rate swings have caused wide fluctuations in the market value of the Available-for-Sale securities, causing large adjustments to the capital account. The net adjustments to capital for March 31, 1997, December 31, 1996 and March 31, 1996 were $2,994,000, ($5,767,000) and ($4,239,000), respectively.
Interest rates have begun to increase slightly during the first quarter of 1997 and it is expected that the trend will continue into the second quarter of 1997 before stabilizing for the remainder of 1997.
    The Corporation's capital remains well in excess of regulatory guidelines and will be discussed later in Management's Discussion and Analysis.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    The Corporation's ability to absorb short term deposit fluctuations or unusually heavy loan demand, should they occur, are met by using a flexline of credit available through the Federal Home Loan Bank of Pittsburgh, repurchase agreements or payments derived from amortizing investments. The flexline of credit provides the Corporation with a credit line which approximates 10 percent of the Corporation's borrowing capacity, or about $28.5 million. Repurchase agreements are secured with mortgage-backed instruments. The maturities of the repurchase agreements generally range from one to two years. The Corporation also has credit lines with correspondent banks totaling approximately $15,000,000 and amortizing payments received on the investment portfolio amount to about $2,000,000 each month.
    The Corporation uses a computer model to measure the theoretical effect of interest rate swings on the market value and the net interest margin using a rate shock. The model shocks interest 300 basis points upward and downward. The Asset and Liability Policy set by the Board of Directors imposes limits on the change in net interest income and market value of portfolio equity at a 200 basis point increase in interest rates. Net interest income may not decline more than 20 percent and the change in market value of portfolio equity may not decline more than 25 percent. The Board of Directors feels that the parameters are reasonable based on the capital strength of the Corporation.

TABLE IX--RATE SENSITIVE ASSETS AND RATE SENSITIVE LIABILITIES

                                                        UNDER     ONE TO FIVE  FIVE TO TEN  OVER TEN     NON-
                                                      ONE YEAR      YEARS        YEARS       YEARS    INTEREST     TOTAL
                                                     ----------  -----------  -----------  ---------  ---------  ---------
ASSETS
Interest-bearing Deposits...........................         730                                                        730
Available-for-Sale Securities:
    U S Treasury Securities.........................                    2,470                                         2,470
    U S Agency Securities...........................                                25,708      4,823                30,531
    Mortgage Backed Securities......................         533       26,348       14,575    136,850               178,306
    Municipals......................................       1,526        8,180        4,104     45,898                59,708
    Other Bonds.....................................                    2,015          550      1,350                 3,915
    Stocks..........................................                                           23,977                23,977
Total Available-for-Sale Securities.................       2,059       39,013       44,937    212,898               298,907
Held-to-Maturity Securities:
    U S Treasury Securities.........................         598                                                        598
    U S Agency Securities...........................                      100          100                              200
    Mortgage Backed Securities......................                       28          278        423                   729
Total Held-to-Maturity Securities...................         598          128          378        423                 1,527
Loans and Lease Financing:
    Real Estate-Construction........................       1,184                                                      1,184
    Real Estate-Mortgage............................      84,007       47,390       44,002     40,117               215,516
    Consumer........................................      11,445       22,229        1,420      1,578                36,672
    Agricultural....................................       1,286        1,265           97         88                 2,736
    Commercial......................................      12,170        3,564          676      1,137                17,547
    Other...........................................         219           26                     389                   634
    Political Subdivisions..........................       1,569        2,441        1,454        776                 6,240
    Leases..........................................           9            9           18        229                   265
Total Loans.........................................     111,889       76,924       47,667     44,314               280,794
Less: Unearned Discount.............................                                                         (39)       (39)
      Allowance for Loan Losses.....................                                                      (4,801)    (4,801)
Net Loans and Leases................................     111,889       76,924       47,667     44,314     (4,840)   275,954
Federal Funds Sold..................................                                                                      0
Cash and Due From Banks.............................                                                      15,058     15,058
Other Assets........................................       4,292                                           9,211     13,503
Total Assets........................................     119,568      116,065       92,982    257,635     19,429    605,679

LIABILITIES AND EQUITY

Interest-bearing Deposits:
    Money Market....................................     102,926                                                    102,926
    NOW and SNOW....................................      39,238                                                     39,238
    Christmas/Fund Clubs............................       1,616                                                      1,616
    CD's............................................      79,364       38,398           41          0               117,803
    Reg/Key Savings.................................                                           46,731                46,731
    GPS.............................................         714                                                        714
    IRA's...........................................      79,255                                                     79,255
Total Interest-bearing Deposits.....................     303,113       38,398           41     46,731               388,283
Demand Deposits.....................................                                                      44,212     44,212
Federal Funds Purchased.............................       2,000                                                      2,000
Repurchase Agreements...............................      19,650       25,000                                        44,650
Borrowed Funds:
    Variable
    Fixed...........................................      35,000       15,000                     598                50,598
Total Borrowed Funds................................      35,000       15,000                     598                50,598
Other Liabilities...................................         911                                           4,353      5,264
Stockholders' Equity................................                                                      70,672     70,672
Total Liabilities and Equity........................     360,674       78,398           41     47,329    119,237    605,679
Interest Rate Sensitivity Gap.......................    (241,106)      37,667       92,941    210,306    (99,808)         0

Table X--Rate Shock Analysis and the Theoretical Effect on Equity Market Values for the Period Ended March 31, 1997 (In Thousands)

                                                   -3.00      -2.00      -1.00      FLAT       1.00       2.00       3.00
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
ASSETS
  BOOK VALUE...................................    605,679    605,679    605,679    605,679    605,679    605,679    605,679
  MARKET VALUE.................................    664,664    646,500    629,888    613,043    599,839    589,220    579,258
  CHANGE.......................................     58,985     40,821     24,209      7,364     (5,840)   (16,459)   (26,421)

LIABILITIES
  BOOK VALUE...................................    535,007    535,007    535,007    535,007    535,007    535,007    535,007
  MARKET VALUE.................................    548,399    543,447    538,629    533,425    529,373    524,928    520,600

  CHANGE.......................................    (13,392)    (8,440)    (3,622)     1,582      5,634     10,079     14,407

EQUITY
  BEGINNING BALANCE............................     62,976     62,976     62,976     62,976     62,976     62,976     62,976
  ASSET CHANGE.................................     58,985     40,821     24,209      7,364     (5,840)   (16,459)   (26,421)
  LIABILITY CHANGE.............................    (13,392)    (8,440)    (3,622)     1,582      5,634     10,079     14,407

  MARKET VALUE.................................    108,569     95,357     83,563     71,922     62,770     56,596     50,962

Table XI--Current Exposure to Hypothetical Change in Interest Rates for the Period Ended March 31, 1997

                                                      NET INTEREST INCOME   MV OF PORTFOLIO EQUITY
                  CHANGE IN RATES                          PROJECTED               PROJECTED
                   BASIS POINTS                             CHANGE                  CHANGE
---------------------------------------------------  ---------------------  -----------------------
 300...............................................             -4.1                   -28.9
 200...............................................             -3.5                   -21.2
 100...............................................             -3.2                   -12.7
   0...............................................              0.0                     0.0
-100...............................................              5.3                    16.1
-200...............................................             10.2                    32.3
-300...............................................             14.5                    50.6

CAPITAL

Total capital of the Corporation, excluding unrealized gains on Available-for-Sale Securities, at March 31, 1997, December 31, 1996 and March 31, 1996 amounted to $67,678,000, $65,826,000 and $61,351,000, respectively, and as is shown in the following table is well in excess of regulatory guidelines.

TABLE XII--CAPITAL RATIOS

(In Thousands)

                                                                               MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                                 1997          1996         1996
                                                                              -----------  ------------  -----------
 Leverage Ratio (Equity/Total Liabilities)..................................         12.6%         12.2%        11.3%
TIER I Total Stockholders' Equity...........................................       67,678        65,826       61,351
TIER II Allowance for Possible Loan Losses(1)...............................        3,953         3,957            0
     Total Qualifying Capital...............................................       71,631        69,783       61,351
Risk Adjusted Assets--Balance Sheet.........................................      303,107       303,147      301,646
Risk Adjusted Assets--Off Balance Sheet.....................................       12,464        13,172       12,328
Total Risk Adjusted Assets..................................................      315,571       316,319      313,974
Ratios
     TIER I Capital to Risk Weighted Assets.................................        21.45%        20.81%       17.11%
     Minimum Required March 31, 1997........................................         4.00%
     Minimum Required December 31, 1996.....................................                       4.00%
     Minimum Required March 31, 1996........................................                                    4.00%

     Total Capital to Risk Weighted Assets..................................        22.70%        22.06%       19.54%
     Minimum Required March 31, 1997........................................         8.00%
     Minimum Required December 31, 1996.....................................                       8.00%
     Minimum Required March 31, 1996........................................                                    8.00%

------------------------

(1) Allowable addition may not exceed 1.25 percent of Risk Adjusted Assets.

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Citizens and Northern Corporation is not a litigant in any pending material lawsuits.

    It is the opinion of the counsel of Citizens and Northern Corporation that minor lawsuits which are pending will not have a significant or materially detrimental affect on the capital of the Corporation or in any way affect the results of operations.

ITEM 5. OTHER EVENTS

a. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits filed as part of this report--None

b. No reports on Form 8-K were filed during the period ended March 31, 1997

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

                                 SIGNATURE PAGE
                                 --------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 14, 1997                       /S/ CRAIG G. LITCHFIELD
     -----------                        ----------------------
                                        Craig G. Litchfield
                                        President and Chief Executive Officer


Date May 14, 1997                       /S/ JAMES W. SEIPLER
     -----------                        ----------------------
                                        James W. Seipler
                                        Treasurer
                                        (Chief Financial Officer)