Form 10-Q
period 1997-06-30
CITIZENS & NORTHERN CORP
filed 1997-08-11
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997


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


            As of July 1, 1997 5,168,354 COMMON SHARES WERE OUTSTANDING

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
INDEX

                                                                                         PAGE
                                                                                         -----

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Statements of Condition--June 30, 1997 and December 31, 1996..............      3

Consolidated Statements of Income--Three Months Ended June 30, 1997, 1996..............      4
  Six Months Ended June 30, 1997, June 30, 1996........................................      5

Consolidated Statements of Cash Flows--Six Months Ended June 30, 1997, 1996............      6

Notes to Consolidated Financial Statements.............................................      7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations................................................................   8-19

PART II. OTHER INFORMATION                                                                  20

Items 1,2,3, and 5 have been omitted as they are not applicable to the registrant

ITEM 6. Exhibits and Reports on FORM 8-K..............................................

(a) Exhibits..........................................................................

(b) Reports on FORM 8-K...............................................................

Signature Page.........................................................................      21

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q
Part I--Financial Information
Item 1. Financial Statements
Consolidated Balance Sheet
(In Thousands)

                                                                                                           AUDITED
                                                                       UNAUDITED    DECEMBER 31,
                                                                     JUNE 30, 1997      1996
                                                                     -------------  ------------

ASSETS
Cash & Due From Banks..............................................        16,679        14,320
Interest Bearing Deposits..........................................           601           655
                                                                     -------------  ------------

                                                                           17,280        14,975
Available-for-Sale Securities:
  U.S. Treasury Securities.........................................         2,484         2,475
  Securities of Other U.S. Government Agencies.....................        26,948        36,341
  Mortgage Backed Securities.......................................       173,898       183,483
  Obligations of States and Municipal Subdivisions.................        62,043        55,943
  Other Securities.................................................        30,404        29,611
                                                                     -------------  ------------
    Total Available-for-Sale Securities............................       295,777       307,853
Held-to-Maturity Securities:
  U.S. Treasury Securities.........................................           598           699
  Securities of Other U.S. Government Agencies.....................           350           100
  Mortgage Backed Securities.......................................           682           770
                                                                     -------------  ------------
    Total Held-to-Maturity Securities..............................         1,630         1,569

Loans:
  Loans to Political Subdivisions..................................         6,586         6,555
  Other Loans......................................................       278,299       272,084
                                                                     -------------  ------------
    Total Loans....................................................       284,885       278,639
    Less--Allowance for Possible Loan Losses.......................        (4,809)       (4,776)
      Unearned Income..............................................           (50)          (42)
                                                                     -------------  ------------
        Loans, Net.................................................       280,026       273,821
Bank Premises and Equipment........................................         6,560         6,609
Other Real Estate..................................................           286           583
Accrued Interest on Bonds and Loans................................         4,337         4,404
Other Assets.......................................................         1,008           378
                                                                     -------------  ------------
TOTAL ASSETS.......................................................       606,904       610,192
                                                                     -------------  ------------
                                                                     -------------  ------------
LIABILITIES
Deposits:
  Demand...........................................................        48,915        47,320
  Interest Checking................................................        37,732        38,916
  Money Market.....................................................       105,787       100,523
  Savings..........................................................        47,009        46,175
  Other Time.......................................................       199,618       197,377
                                                                     -------------  ------------
    Total Deposits.................................................       439,061       430,311
Dividends Payable..................................................           911           902
Borrowed Funds.....................................................        50,669        59,600
Federal Funds Purchased............................................         4,000
Securities Sold Under Agreement to Repurchase......................        29,800        44,650
Other Liabilities..................................................         5,978         3,136
                                                                     -------------  ------------
TOTAL LIABILITIES..................................................       530,419       538,599

SHAREHOLDERS' EQUITY
Common Stock, Par Value $1.00 per Share............................         5,168         5,117
Authorized 10,000,000; Issued 5,168,354 and 5,117,182
  in 1997 and 1996, respectively
  Stock Dividend Distributable.....................................                       1,305
Paid in Capital....................................................        13,795        12,539
Retained Earnings..................................................        51,290        47,862
                                                                     -------------  ------------
    Total                                                                  70,253        66,823
Unrealized Gains on Available-for-Sale Securities                           7,228         5,767
Less: Treasury Stock at Cost
  105,761 shares at June 30, 1997..................................          (996)
  105,101 shares at December 31, 1996..............................                        (997)
                                                                     -------------  ------------
TOTAL SHAREHOLDERS' EQUITY.........................................        76,485        71,593
                                                                     -------------  ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY...........................       606,904       610,192
                                                                     -------------  ------------
                                                                     -------------  ------------

    The accompanying notes are an integral part of these condensed financial statements

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Part I--Financial Information
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME                                      THREE MONTHS ENDED
(In Thousands)     (Unaudited)                                             JUNE 30,

                                                                       1997          1996
                                                                   ------------  ------------

INTEREST INCOME
  Interest and Fees on Loans.....................................         7,129         6,807
  Interest on Balances with Depository Institutions..............            10            10
  Interest on Loans to Political Subdivisions....................           101           106
  Interest on Federal Funds Sold.................................            68            23
  Income from Available-for-Sale and
    Held-to-Maturity Securities:
    Taxable......................................................          3539         4,065
    Tax Exempt...................................................           893           761
    Dividends....................................................           205           227
                                                                   ------------  ------------
  Total Interest and Dividend Income.............................        11,945        11,999

INTEREST EXPENSE
  Interest on Deposits...........................................          4554         4,371
  Interest on Other Borrowings...................................          1292         1,415
                                                                   ------------  ------------
  Total Interest Expense.........................................         5,846         5,786
                                                                   ------------  ------------
  Interest Margin................................................         6,099         6,213
  Provision for Possible Loan Losses.............................           181           175
                                                                   ------------  ------------
  Interest Margin After Provision for Possible...................         5,918         6,038
Loan Losses
OTHER INCOME
  Service Charges on Deposit Accounts............................           274           288
  Service Charges and Fees.......................................            72            67
  Trust Department Income........................................           249           183
  Insurance Commissions, Fees and Premiums.......................           124           149
  Other Operating Income.........................................           319             9
                                                                   ------------  ------------
  Total Other Income Before Realized Gains on Securities, Net....         1,038           696
  Realized Gains on Securities, (Net)............................            20           171
                                                                   ------------  ------------
  Total Other Income.............................................         1,058           867
OTHER EXPENSES
  Salaries and Wages.............................................          1470         1,473
  Pensions and Other Employee Benefits...........................           401           420
  Occupancy Expense, Net.........................................           183           189
  Furniture and Equipment Expense................................           173           177
  Other Operating Expense........................................          1522         1,347
                                                                   ------------  ------------
  Total Other Expenses...........................................         3,749         3,606
                                                                   ------------  ------------
  Income Before Income Tax Provision.............................         3,227         3,299
  Income Tax Provision...........................................           743           812
                                                                   ------------  ------------
  NET INCOME.....................................................         2,484         2,487
                                                                   ------------  ------------
                                                                   ------------  ------------
PER SHARE DATA:
Net Income.......................................................          0.49          0.49
                                                                   ------------  ------------
Dividend Per Share...............................................          0.18          0.17
                                                                   ------------  ------------
Number Shares Used in Computation................................     5,062,507     5,062,453
Number Shares Issued.............................................     5,168,354     5,117,182
Number Shares Authorized.........................................    10,000,000    10,000,000
Dividends Actually Paid..........................................          0.18          0.17
                                                                   ------------  ------------

    The accompanying notes are an integral part of these condensed financial statements

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Part I--Financial Information
Item 1. Financial Statements


CONSOLIDATED STATEMENT OF INCOME                                       SIX MONTHS ENDED
(In Thousands)    (Unaudited)                                              JUNE 30,

                                                                       1997         1996
                                                                   ------------  -----------
INTEREST INCOME
  Interest and Fees on Loans.....................................        14,128       13,530
  Interest on Balances with Depository Institutions..............            19           17
  Interest on Loans to Political Subdivisions....................           195          212
  Interest on Federal Funds Sold.................................           124           58
  Income from Available-for-Sale and
    Held-to-Maturity Securities:
    Taxable......................................................         7,174        8,059
    Tax Exempt...................................................         1,752        1,441
    Dividends....................................................           412          407
                                                                   ------------  -----------
  Total Interest and Dividend Income.............................        23,804       23,724
INTEREST EXPENSE
  Interest on Deposits...........................................         8,973        8,769
  Interest on Other Borrowings...................................         2,610        2,803
                                                                   ------------  -----------
  Total Interest Expense.........................................        11,583       11,572
                                                                   ------------  -----------
  Interest Margin................................................        12,221       12,152
  Provision for Possible Loan Losses.............................           362          350
                                                                   ------------  -----------
  Interest Margin After Provision for Possible...................        11,859       11,802
    Loan Losses
OTHER INCOME
  Service Charges on Deposit Accounts............................           540          558
  Service Charges and Fees.......................................           131          130
  Trust Department Income........................................           510          388
  Insurance Commissions, Fees and Premiums.......................           233          268
  Other Operating Income.........................................           363           27
                                                                   ------------  -----------
  Total Other Income Before Realized Gains on Securities, Net....         1,777        1,371
  Realized Gains on Securities, (Net)............................           807          268
                                                                   ------------  -----------
  Total Other Income.............................................         2,584        1,639
OTHER EXPENSES
  Salaries and Wages.............................................         2,966        2,922
  Pensions and Other Employee Benefits...........................           870          885
  Occupancy Expense, Net.........................................           355          367
  Furniture and Equipment Expense................................           335          365
  Other Operating Expense........................................         3,026        2,672
                                                                   ------------  -----------
  Total Other Expenses...........................................         7,552        7,211
                                                                   ------------  -----------
  Income Before Income Tax Provision.............................         6,891        6,230
  Income Tax Provision...........................................         1,644        1,564
                                                                   ------------  -----------
  NET INCOME.....................................................         5,247        4,666
                                                                   ------------  -----------
                                                                   ------------  -----------
PER SHARE DATA:
Net Income.......................................................          1.04         0.92
                                                                   ------------  -----------
Dividend Per Share...............................................          0.36         0.34
                                                                   ------------  -----------
Number Shares Used in Computation................................     5,062,507    5,062,453
Number Shares Issued.............................................     5,168,354    5,117,182
Number Shares Authorized.........................................    10,000,000   10,000,000
Dividends Actually Paid..........................................          0.36         0.34
                                                                   ------------  -----------

    The accompanying notes are an integral part of these condensed financial statements

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Part I--Financial Information
Item 1. Financial Statements

                                                                                                  PERIODS ENDED
                                                                                                     JUNE 30
                                                                                               --------------------
(IN THOUSANDS)                                                                                   1997       1996
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................................................      5,247      4,666
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Possible Loan Losses.......................................................        362        350
    Realized (Gain) Loss on Securities, Net..................................................       (807)      (268)
    Provision for Depreciation...............................................................        346        381
    Accretion and Amortization...............................................................        284        429
    Deferred Income Tax......................................................................       (130)       (20)
    Decrease (Increase) in Accrued Interest Receivable and Other Assets......................        404     (1,682)
    (Decrease) Increase in Accrued Interest Payable and Other Liabilities....................      2,099      3,869
                                                                                               ---------  ---------
    Net Cash Provided by Operating Activities................................................      7,805      7,725
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities..................................        189         82
  Purchase of Held-to-Maturity Securities....................................................       (250)      (200)
  Proceeds from Sales of Available-for-Sale Securities.......................................     17,358     11,071
  Proceeds from Maturities of Available-for-Sale Securities..................................     23,360     20,418
  Purchase of Available-for-Sale Securities..................................................    (26,739)   (51,937)
  Net Increase in Loans......................................................................     (6,567)    (5,643)
  Purchase of Premises and Equipment.........................................................       (297)      (174)
  Sale of Foreclosed Assets..................................................................        356        174
  Purchase of Foreclosed Assets..............................................................        (60)      (331)
                                                                                               ---------  ---------
    Net Cash Used in Investing Activities....................................................      7,350    (26,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits...................................................................      8,750        403
  Increase (Decrease) in Short Term Borrowings...............................................    (10,850)     7,650
  Proceeds from (Repayment of) Long Term Borrowings..........................................     (8,931)    14,000
  Proceeds from the Sale of Treasury Stock...................................................          3
  Dividends Declared.........................................................................     (1,822)    (1,704)
                                                                                               ---------  ---------
   Net Cash Provided by (Used In) Financing Activities......................................     (12,850)    20,349

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................      2,305      1,534
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................................................     14,975     13,590
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR.......................................................     17,280     15,124
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid..............................................................................      8,297      9,052
  Income Taxes Paid..........................................................................      1,617      1,876

    The accompanying notes are an integral part of these condensed financial statements

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

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

    Results reported for the six-month period ended June 30, 1997 may not be indicative of the results for the year ended December 31, 1997.

    This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

EARNINGS OVERVIEW

    The Corporation reported net income for the six months ended June 30, 1997 of $5,247,000, or $1.04 per common share. This compares to $4,666,000, or $.92 per share, for the six-month period ended June 30, 1996 and $.91 per share for the six month period ended December 31, 1996. Income for the six-month period ended June 30, 1997 increased 13.04 percent when compared to the same six - month period in 1996. The increase was the result of realized gains on the sale of certain equity investments and the sale of a copyright. The gross realized gains amounted to $807,000; this compares to realized gains reported June 30, 1996 of $268,000 and $207,000 for the last six months of 1996. The directors and management of the Corporation expect that 1997 will produce results comparable to those reported for 1996. This assumption is based on the current interest rate environment and could change if the FOMC decides to raise rates again in 1997.

NET INTEREST MARGIN
Six-Month Periods Ended June 30, 1997/1996

    The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities declined slightly when compared to the six-month period ended June 30, 1996. The net spread for the six-month periods ended June 30, 1997 and June 30, 1996 was 3.48 percent and 3.55 percent, respectively. The net spread for the year ended December 31, 1996 was 3.49 percent. The gross rate of return on earning assets for the six-month periods ended June 30, 1997, June 30, 1996 and the year ended December 31, 1996 was 8.30 percent, 8.31 percent and
8.29 percent, respectively. The average cost of interest-bearing liabilities for the same periods was 4.82 percent, 4.76 percent and 4.80 percent, respectively. Interest rates have remained relatively flat since the FOMC increased the Federal Funds rate by 25 basis points at its April 1997 meeting. The Corporation is anticipating very little change in the current rate structure for the balance of the third quarter with a possible small hike in the fourth quarter.

    The average rate of return on the portfolio of Available-for-Sale investments remained nearly unchanged during the periods being compared. However, the average balance for the six-month period ended June 30, 1997 has declined about $16,000,000 when compared to the average outstanding balances held for the six months ended June 30, 1996. Average balances have declined just over $13,000,000 since December 31, 1996. The decrease is caused by payments on mortgage-backed securities being used to fund loan demand. The payment stream on the mortgage-backed instruments averages about $2,100,000 per month.

    Average gross loans for the periods ended June 30, 1997, December 31, 1996 and June 30, 1996 totaled $281,059,000, $271,618,000 and $264,895,000, respectively. The composition of the portfolio has remained unchanged with loans secured by real estate remaining the largest single category of loans. Other loan categories also remained unchanged with the exception of consumer loans which declined slightly. The average rate of return on the loan portfolio has declined slightly from 10.46 percent for the six months ended June 30 1996 to the current 10.28 percent. The loan portfolio returned 10.31 percent for the year ended December 31, 1996.

    On the liability side of the balance sheet, average total interest-bearing deposit balances have stayed at nearly the same level for the periods ended June 30, 1997 and June 30, 1996. Average interest-bearing balances for the periods, respectively, amounted to $390,698,000 and $388,999,000. Average interest-bearing balances for the year ended December 31, 1997 were $386,536,000. The Corporation still maintains a strong base of Money Market accounts and average balances have increased more than $7,000,000 since the period ended June 30, 1996. Other deposit categories have remained flat or declined slightly. The corporation has had difficulty attracting deposits due to the flow of funds into mutual funds and the competition in our market area from credit unions.

    Average borrowed funds for the six months ended June 30, 1997 have decreased $5,489,000 when compared to the six months ended June 30, 1996 and $7,448,000 when compared to the year ended December 31, 1996. The decline will more than likely continue into 1997 as the yield curve remains relatively flat. Investment opportunities with spreads large enough to make the risk worthwhile are scarce.

    Management is expecting interest rates to increase another 25 basis points in the last half of 1997, possibly in the last quarter of the year.

    Tables I and II are provided to reflect average balances and rates paid for the quarters ended June 30, 1997, June 30, 1996 and the year ended December 31, 1996, respectively.

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

TABLE I--ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                                          RATE                    RATE                    RATE
                                                             PERIOD      EARNED/     PERIOD      EARNED/     PERIOD      EARNED/
(IN THOUSANDS)                                                ENDED       PAID        ENDED       PAID        ENDED       PAID
----------------------------------------------------------  ---------  -----------  ---------  -----------  ---------  -----------
EARNING ASSETS............................................   06/30/97            %   12/31/96            %   06/30/96            %
Available-for-Sale Securities:
U. S. Treasury Securities.................................      2,504        5.15       2,506        5.11       2,507        5.15
Securities of Other U. S. Government Agencies and.........     29,778        7.00      30,514        6.96      24,693        6.90
Mortgage Backed Securities................................    180,623        6.68     197,581        6.64     206,841        6.55
Obligations of States and Political Subdivisions..........     57,902        6.10      49,700        6.06      46,201        6.29
Stock.....................................................     15,197        5.47      16,342        5.34      16,805        4.90
Other Securities..........................................      4,429        1.64       6,905        6.84       9,562        8.10
                                                            ---------       -----   ---------       -----   ---------       -----
    Total Available-for-Sale Securities...................    290,433        6.45     303,548        6.50     306,609        6.48
                                                            ---------       -----   ---------       -----   ---------       -----
Held-to-Maturity Securities:
U. S. Treasury Securities.................................        598        6.41         698        6.02         698        6.07
Securities of Other U. S. Government Agencies and
  Corporations............................................        242        6.67          50        8.00          16       12.60
Mortgage Backed Securities................................        725        7.79         829        7.12         866        6.75
Obligations of States and Political Subdivisions
Stock
Other Securities
                                                            ---------       -----   ---------       -----   ---------       -----
    Total Held-to-Maturity Securities.....................      1,565        7.09       1,577        6.66       1,580        6.51
                                                            ---------       -----   ---------       -----   ---------       -----
Interest -bearing Due from Banks..........................        428        8.95         455        8.13         575        5.96
Federal Funds Sold........................................      4,681        5.34       1,100        5.45       2,176        5.38
Loans:
Real Estate Loans.........................................    221,674        9.05     210,289        9.17     203,930        9.41
Consumer..................................................     32,527       19.85      35,305       18.13      35,192       17.70
Agricultural..............................................      2,749       10.05       2,750       10.11       2,676       10.17
Commercial/Industrial.....................................     16,923        9.63      16,207        9.73      16,014        9.76
Other.....................................................        558        8.31         237       10.55         229        7.93
Political Subdivisions....................................      6,394        6.15       6,629        6.40       6,680        6.40
Leases....................................................        234        4.31         201        7.96         174        8.11
                                                            ---------       -----   ---------       -----   ---------       -----
    Total Loans...........................................    281,059       10.28     271,618       10.31     264,895       10.46
                                                            ---------       -----   ---------       -----   ---------       -----
Total Earning Assets......................................    578,166        8.30     578,298        8.29     575,835        8.31
Cash......................................................     12,162                  11,502                  12,549
Securities Valuation Reserve..............................      6,537                   5,924                   6,936
Allowance for Possible Loan Losses........................     (4,796)                 (4,726)                 (4,581)
Other Assets..............................................      5,790                   6,617                   5,597
Bank Premises & Equipment.................................      6,521                   6,793                   6,946
                                                            ---------       -----   ---------       -----   ---------       -----
    Total Assets..........................................    604,380                 604,408                 603,282
                                                            ---------       -----   ---------       -----   ---------       -----
                                                            ---------       -----   ---------       -----   ---------       -----
INTEREST-BEARING LIABILITIES
Interest Checking.........................................     38,738        2.46      40,558        2.46      40,735        2.45
Money Market..............................................    106,093        4.53     100,618        4.53      99,006        4.52
Savings...................................................     46,696        2.48      46,751        2.50      47,186        2.50
Certificates of Deposit...................................    118,019        5.46     117,596        5.47     118,745        5.55
Individual Retirement Accounts............................     79,014        5.93      79,076        5.77      81,067        5.41
Other Time Deposits.......................................      2,138        2.36       1,937        2.99       2,260        2.41
Federal Funds Purchased...................................        448        6.30         967        5.69       1,829        5.95
Other Borrowed Funds......................................     93,673        5.59     101,121        5.56      99,162        5.59
                                                            ---------       -----   ---------       -----   ---------       -----
Total Interest-bearing Liabilities........................    484,819        4.82     488,624        4.80     489,990        4.76
Demand Deposits...........................................     40,996                  42,500                  41,871
  Other Liabilities.......................................      6,600                   6,794                   5,278
                                                            ---------       -----   ---------       -----   ---------       -----
TOTAL LIABILITIES.........................................    532,415                 537,918                 537,139
Stockholders' Equity......................................     67,598                  62,797                  60,555
                                                            ---------       -----   ---------       -----   ---------       -----
Securities Valuation Reserve..............................      4,367                   3,693                   5,588
                                                            ---------       -----   ---------       -----   ---------       -----
Total Liabilities and Stockholders'
  Equity..................................................    604,380                 604,408                 603,282
                                                            ---------       -----   ---------       -----   ---------       -----
                                                            ---------       -----   ---------       -----   ---------       -----
Interest Rate Spread......................................                   3.48                    3.49                    3.55
                                                            ---------       -----   ---------       -----   ---------       -----
                                                            ---------       -----   ---------       -----   ---------       -----

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table II--Analysis of the Effect of Volume and Rate Changes in Interest Income
            and Interest Expense

                                                                                   SIX-MONTH PERIOD ENDED JUNE 30, 1997/1996
                                                                                   -----------------------------------------

                                                                                     CHANGE IN      CHANGE IN       TOTAL
(IN THOUSANDS)                                                                        VOLUME          RATE         CHANGE
                                                                                    -------------  -------------  -----------
EARNING ASSETS
Available-for-Sale Securities:
  U. S. Treasury Securities
  Securities of Other U.S. Government Agencies and Corporations..................          176             13           189
  Mortgage Backed Securities.....................................................         (872)           142          (730)
  Obligations of States and Political Subdivisions...............................          353            (42)          311
  Stock..........................................................................          (18)            23             5
  Other Securities...............................................................         (140)          (208)         (348)
                                                                                         ------         ------        ------
    Total Available-for-Sale Securities..........................................         (501)           (72)         (573)
                                                                                         ------         ------        ------
Held-to-Maturity Securities:
  U. S. Treasury Securities......................................................           (3)             1            (2)
  Securities of Other U.S. Government Agencies and Corporations..................            7             (0)            7
  Mortgage Backed Securities.....................................................          (17)            16            (1)
  Obligations of States and Political Subdivisions
  Stock
  Other Securities
                                                                                         ------         ------        ------
    Total Held-to-Maturity Securities............................................          (13)            17             4
                                                                                         ------         ------        ------
Interest-bearing Due from Banks..................................................                           2             2
Federal Funds Sold...............................................................           66                           66
Loans:
  Real Estate Loans..............................................................          773           (334)          439
  Consumer.......................................................................         (187)           299           112
  Agricultural...................................................................            4             (2)            2
  Commercial/Industrial..........................................................           43            (10)           33
  Other..........................................................................           14              0            14
  Political Subdivisions.........................................................           (9)            (8)          (17)
  Leases.........................................................................            6             (8)           (2)
                                                                                         ------         ------        ------
    Total Loans..................................................................          644            (63)          581
                                                                                         ------         ------        ------
Total Interest Income............................................................          196           (116)           80
                                                                                         ------         ------        ------
INTEREST-BEARING LIABILITIES
Interest Checking................................................................          (24)             3           (21)
Money Market.....................................................................          159              5           164
Savings..........................................................................           (6)            (4)          (10)
Certificates of Deposit..........................................................          (20)           (56)          (76)
Individual Retirement Accounts...................................................          (53)           203           150
Other Time Deposits..............................................................           (1)            (1)           (2)
Federal Funds Purchased..........................................................          (43)             3           (40)
Other Borrowed Funds.............................................................         (153)            (1)         (154)
                                                                                         ------         ------        ------
Total Interest Expense...........................................................         (141)           152            11
                                                                                         ------         ------        ------
NET INTEREST INCOME..............................................................          337           (268)           69
                                                                                         ------         ------        ------
                                                                                         ------         ------        ------

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

    The committee then allocates the reserve balance across the various loan categories to determine the unallocated portion. The committee uses two methods of allocation. The first calculates a ratio of average losses by type to the average outstanding balance by type. The ratio is then applied to the current outstanding balance of the various loan categories to determine the portion of the reserve to be allocated. The second method extracts loans by a quality rating system. The loans are categorized as "Substandard", "Doubtful" and "Loss". Regulatory guidelines of 15 percent of substandard, 50 percent of doubtful and 100 percent of loss are applied to establish reserve allocations. The following allocations are as of March 31, 1997 as the committee had not completed the second quarter review at this writing. The second quarter allocations should not vary greatly from those of the first quarter presented here. The Corporation also employs and relies heavily on an independent loan appraiser. However, his work is only performed annually and on loans of $175,000 or higher. Although the 1997 appraisal has been completed the report will not be available until late in August.

    Other factors used to evaluate the reserve level are loan growth, economic conditions of the market area and peer group comparisons.

    Tables III through VI present current and historical information related to the Allowance for Possible Loan Losses.

Table III--Reconciliation of the Reserve for Possible Loan Losses

                                             ESTIMATE                      ACTUAL        ACTUAL
                                             DEC. 31,       ACTUAL        DEC. 31,      DEC. 31,       ACTUAL
(IN THOUSANDS)                                 1997      JUNE 30, 1997      1996          1995      DEC 31, 1994
                                           ------------  -------------  ------------  ------------  ------------
Beginning Balance January 1,t............    4,775,960      4,775,960     4,579,210     4,228,741     3,816,982
Provision Charged to Earnings............      723,500        361,752       700,500       736,500       737,496
Year-to-Date Recoveries..................      196,167         51,779       167,926       187,473       194,312
Year-to-Date Charge-offs.................     (495,627)      (380,722)     (671,676)     (573,504)     (520,049)
                                           ------------  -------------  ------------  ------------  ------------
Ending Balance...........................    5,200,000      4,808,769     4,775,960     4,579,210     4,228,741
                                           ------------  -------------  ------------  ------------  ------------
                                           ------------  -------------  ------------  ------------  ------------

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table IV--Loan Loss History and Other Statistics

(IN THOUSANDS)                              1997 EST      1996       1995       1994       1993
                                           -----------  ---------  ---------  ---------  ---------
Net Loans*...............................     293,542     278,597    264,182    258,472    238,755
Net Charge-offs..........................         447         504        387        326        247
Allowance for Possible Loan Losses
  Balance................................       5,052       4,776      4,579      4,229      3,817
Provision for Loan Losses Charged to.....         724         701        737        737        708
Earnings.................................       9,300       9,255      7,866      7,494      8,127
Earnings Coverage of Net Charge-offs.....        20.8x       18.4x      20.3x      23.0x      32.9x
Allowance Coverage of Net Charge-offs....        11.3x        9.5x      11.8x      13.0x      15.5x
Loans Ninety Days or More Past Due and
  Still Accruing.........................       2,900       2,994      2,915      2,743      2,899
Net Charge offs as a Percent of the
  Provision..............................        61.7%       71.9%      52.5%      44.2%      34.9%
Year-End Nonperforming Loans.............                     864        279        624        843
Allowance as a Percentage of
  Gross Loans: *
Bank(1)..................................         1.72%       1.71%      1.73%      1.64%      1.60%
Peer Group(2)............................         1.49%       1.50%      1.61%      1.65%      1.82%

                                              1992       1991       AVERAGE
(IN THOUSANDS)                              ---------  ---------  ---------
Net Loans*...............................     225,475    199,072   209,222
Net Charge-offs..........................         518      3,142       732
Allowance for Possible Loan Losses
  Balance................................       3,356      2,548     3,329
Provision for Loan Losses Charged to.....       1,326      3,151     1,051
Earnings.................................       7,290      5,643     6,525
Earnings Coverage of Net Charge-offs.....        14.1x       1.8x      8.9x
Allowance Coverage of Net Charge-offs....         6.5x       0.8x      4.5x
Loans Ninety Days or More Past Due and
  Still Accruing.........................       2,532      3,810     2,556
Net Charge offs as a Percent of the
  Provision..............................        39.1%      99.7%     69.6%
Year-End Nonperforming Loans.............       1,351        417       625
Allowance as a Percentage of
  Gross Loans: *
Bank(1)..................................         1.49%      1.28%     1.60%
Peer Group(2)............................         1.42%      1.44%     1.59%


------------------------
* Gross Loans less Unearned Discount
(1) Estimated Year-end 1997
(2) At March 31, 1997
Averages are based on the years 1991 through 1996

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table V--Allocation of the Allowance for Possible Loan Losses based on
           Historical Data

                                             1997
                                           ---------
LOAN CLASSIFICATION                           EST       1996       1995       1994       1993       1992       1991       AVERAGE
-------------------                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
Commercial & Agricultural................     26,600     29,832     26,318     22,649     26,376     22,712     23,541      25,238
Real Estate - Construction...............      1,250      1,166      1,284      2,593      2,224        993        982       1,540
Real Estate - Mortgage...................    223,492    213,957    200,066    193,095    170,532    162,434    136,716     179,467
Credit Card & Related Plans..............     10,000      8,902      9,934      9,896      9,212      9,991      6,694       9,105
All Other Loans to Individuals...........     32,000     24,518     26,417     30,094     30,282     29,182     31,762      28,709
Lease Financing..........................        200        222        163        145        154        162        129         163
  Total Loans............................    293,542    278,597    264,182    258,472    238,780    225,474    199,824     244,222
Letter of Credit Commitments.............      5,000      5,106      2,633      4,415      5,046      4,670  N/A             4,191
All Other Commitments....................
Consumer.................................     28,000     28,049     24,811     24,202     23,323     22,174  N/A            23,628
Mortgage.................................      6,000      5,802      7,276      9,566      9,466      9,117  N/A             8,856
Commercial...............................     11,000     10,825     10,201      9,901      9,790      5,670  N/A             8,891
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
Reserve Allocation.......................
Fasb 114 Allocation......................
Unallocated Portion......................
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
Reserve Balance..........................
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  -----------


LOAN CLASSIFICATION
-------------------
Commercial & Agricultural................    0.02006 X     26,600  =        534
Real Estate - Construction...............    0.00000 X      1,250  =          0
Real Estate - Mortgage...................    0.00027 X    223,492  =         61
Credit Card & Related Plans..............    0.01369 X     10,000  =        137
All Other Loans to Individuals...........    0.00605 X     32,000  =        194
Lease Financing..........................    0.00000 X        200  =          0
  Total Loans............................
Letter of Credit Commitments.............    0.00000 X      5,000  =          0
All Other Commitments....................
Consumer.................................    0.00605 X     28,000  =        170
Mortgage.................................    0.00027 X      6,000  =          2
Commercial...............................    0.02006 X     11,000  =        221
                                           -----------  ------------  ---------
                                           -----------  ------------  ---------
Reserve Allocation.......................                                 1,318
Fasb 114 Allocation......................                                   113
Unallocated Portion......................                                 3,621
                                           -----------  ------------  ---------
Reserve Balance..........................                                 5,052
                                           -----------  ------------  ---------
                                           -----------  ------------  ---------

------------------------
The reserve allocation is determined by using the six-year average net charge-offs divided by the six-year average loan balance by type.


Table VI--Allocation of The Allowance for Possible Loan Losses Based on
            Regulatory Standards


FDIC RESERVE ALLOCATION                  MAR 31, 1997
---------------------------------------  ------------

Substandard @ 15%......................      999,008
Doubtful @ 50%.........................       36,000
Loss @ 100%............................      174,348
                                         ------------
Required Reserve.......................    1,209,356
Unallocated............................    3,591,959
                                         ------------
Reserve Balance........................    4,801,315
                                         ------------
                                         ------------

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table VII--Major Categories of Noninterest Income

                                                           SIX-MONTH PERIODS
                                                                 ENDED
                                                                JUNE 30,
                                                          --------------------       $           %
                                                            1997       1996       CHANGE      CHANGE
                                                          ---------  ---------  -----------  ---------
Service Charges on Deposit Accounts.....................        540        558         (18)      (3.23)
Service Charges and Fees................................        131        130           1        0.77
Trust Department Income.................................        510        388         122       31.44
Ins. Commissions, Fees and Premiums.....................        233        268         (35)     (13.06)
Other Operating Income..................................        363         27         336    1,244.44
                                                          ---------  ---------       -----   ---------
Total Other Income, Excl. Realized Sec. Gains...........      1,777      1,371         406       29.61
                                                          ---------  ---------       -----   ---------
Realized Gains on Sec., Net.............................        807        268         539      201.12
                                                          ---------  ---------       -----   ---------
Total Other Income......................................      4,361      3,010       1,351       44.88
                                                          ---------  ---------       -----   ---------
                                                          ---------  ---------       -----   ---------

    Total Other Income increased 29.6 percent when comparing the six months ended June 30, 1997 to the same six-month period in 1996 and 20.4 percent when compared to the six months beginning July 1, 1996 and ending December 31, 1996. Other Operating Income consists of Service Charges on Deposit Accounts, Other Service Charges and Fees, Trust Department Income, Insurance Commissions and Fees, and Other Operating Income. The significant increase recorded during the six-month period being reviewed was due to the sale of a registered logo owned by the Corporation; the copyright was sold for $301,000.

    Service Charges on Deposit Accounts consist of fees generated by the use of the deposit accounts and overdraft charges. There was not a significant change when comparing the six months ended June 30, 1997 to the six months ended December 31, 1996 or the six months ended June 30, 1996. The fees collected monthly are nearly evenly split between overdraft charges and checking account maintenance. The total monthly fees collected average about $92,000.

    Other Service Charges and Fees is comprised of debit card fees, credit card annual fees, fees for issuing official checks, noncustomer check cashing fees and other miscellaneous fees. A comparison of the current six-month period, the previous six months and the six months ended June 30, 1996 reveals a negligible amount of change. Normally, the miscellaneous fees average about $22,000 per month.

    Trust Department Income is the second largest contributor to noninterest income, excluding realized securities gains. Income generated by the Trust Department for the six months ended June 30, 1997, December 31, 1996 and June 30, 1996, respectively, amounted to $510,000, $464,000 and $388,000. The observable increase in Trust income is due to an increase in the number of accounts under management and the increase in the market value of the trust assets. There has been an increase of nearly 100 accounts since June 30, 1996. The Trust Department normally contributes $80,000 to $85,000 in income per month.

    Insurance Commissions, Fees and Premiums generated by Bucktail Life Insurance Company for the six-month periods June 30, 1997, December 31, 1996 and June 30, 1996 were $233,000, $287,000 and $268,000, respectively. Premiums generated in the six months ended December 31, 1996 were slightly higher than the other comparable six month periods as it included seven months of premium income. Also, life premiums experienced a decline from an average of $17,000 per month during 1996 to $10,000 per month during the current six-month period.
The insurance company writes life and accident and health insurance on the bank's consumer loan portfolio.

    Other Operating Income for the six months ended June 30, 1997, December 31, 1996 and June 30, 1996 amounted to $363,000, $27,000 and $20,000, respectively. The large increase posted during the six-month period ended June 30, 1997 reflects the sale of the copyright mentioned earlier. Also posted during the first six months of 1997 was $18,000 in income associated with the Corporation's Supplemental Retirement Plan. This income had previously been added back to the Asset account. Other Operating Income is normally $8,000 to $12,000 per month.

    Realized Securities Gains and Losses amounted to $807,000 during the first six months of 1997. The recognized gains were primarily from the sale of bank stocks which management and the Board of Directors felt had become overpriced in relation to the book value and some had been driven up in price because of merger speculation. It was deemed appropriate to lock in the appreciated value. The Corporation also sold two thirds of it Student Loan portfolio due to disappointing returns on that asset; a premium amounting to $28,000 was realized.

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table compares the various categories of other expense for the periods ended June 30, 1997 and June 30, 1996.

Table VIII--Major Categories of Noninterest Expense

                                                      SIX-MONTH PERIODS
                                                            ENDED
                                                           JUNE 30,
                                                     --------------------

                                                                                $            %
                                                       1997       1996       CHANGE       CHANGE
                                                     ---------  ---------  -----------  -----------
Salaries and Wages.................................      2,966      2,922          44         1.51
Pensions and Other Employee Benefits...............        870        885         (15)       (1.69)
Occupancy Expense, Net.............................        355        367         (12)       (3.27)
Furniture and Equipment Expense....................        335        365         (30)       (8.22)
Other Operating Expense............................      3,026      2,672         354        13.25
                                                     ---------  ---------  -----------  -----------
Total Other Expense................................      7,552      7,211         341         4.73
                                                     ---------  ---------  -----------  -----------
                                                     ---------  ---------  -----------  -----------

    Other Noninterest Expense consists of Salaries and Wages, Pension and Other Benefit Expense, Furniture and Equipment Expense and Other Operating Expense.

    Salaries and Wages increased $44,000 when comparing the six-month periods ended June 30, 1997 and June 30, 1996 and no increase when comparing the six-month period ended December 31, 1996 to the current six-month period. The absence of an increase in salaries and wages even after merit increases can be attributed to several retirements, including the Corporation's President's.

    The increase in Pensions and Other Employee Benefits when comparing the six-month periods ended June 30, 1997 and June 30, 1996 was negligible at 2 percent. When comparing the current period to the six months ended December 31, 1996, the increase amounted to 5.5 percent due to the payment of accumulated sick days to 1996 retirees and adjustments made to budgeted contributions to the 401 (k) Plan in December 1996 as annual income figures were known.

    Furniture and Equipment Expense amounted to $355,000, $354,000 and $367,000, respectively, for the six-month periods ended June 30, 1997, December 31, 1996 and June 30, 1996. Furniture and Fixtures Expense consists of maintenance, rental and depreciation and normally does not vary significantly, averaging $115,000 to $120,000 per month. Other Operating Expense averages between $450,000 and $500,000 per month. The five largest

    Other Operating Expense categories are credit card processing costs, Pennsylvania Shares Tax, Bucktail Life Ins. Co. commissions and fees, advertising, postage and Directors' fees. Combined they make up 62 percent of Other Operating Expense. The largest contributor to Other Operating Expense is credit card processing costs. Credit card processing costs amounted to $1,151,000 for the current six-month period and $1,022,000 during the same period in 1996; for the six-month period ended December 31, 1996 costs amounted to $1,199,000. On the income side, credit cards generated interest and fees amounting to $1,839,000 for the six month period ended June 30, 1997, contributing net monthly income of about $110,000.

    Other Operating Expense increased 13 percent and 2 percent, respectively, when comparing the six-month periods ended June 30, 1996 and December 31, 1996 to the current six-month period.

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

STATEMENT OF CONDITION

    Average total assets of the Corporation have remained relatively unchanged during the past year. Average total assets, for the six-month periods ended June 30, 1997, June 30, 1996 and the year ended December 31, 1996 were $604,380,000,
$603,282,000 and $604,408,000, respectively.

    The asset side of the balance sheet saw a decline in the average investment portfolio as the amortization of the mortgage-backed investments was used to fund loan growth. The municipal bond portfolio has increased from an average balance of $46,201,000 during the six-month period ended June 30,1996 to $57,902,000 at the end of the current six-month period. The increase is due to the favorable after tax returns available on tax free investments. The respective average balance of the loan portfolio was $264,895,000, $281,059,000 and $271,618,000 for the six-month periods ended
June 30, 1997, June 30, 1996 and the year ended December 31, 1996. The loan growth was centered around real estate secured loans as other loan categories showed little or no change. Consumer loans did decline slightly as just over $2,000,000 in students loans were sold.

    There are no immediate plans to make any changes in the asset structure of the Corporation. Mortgage-backed securities will continue to pay down about $2,100,000 per month and be used to fund loans as the demand requires.

    The liability side of the balance sheet has also remained relatively constant during the past twelve to fifteen months. Average total deposits have begun to show some improvement after a lackluster 1996. Interest Checking, Individual Retirement Accounts and Certificates of Deposit did decline slightly during 1996; however, the decline was offset by the strength of the Money Market Accounts which continue to exhibit growth. Total average borrowed funds have declined to an average balance of $93,673,000 for the six-month period ended June 30, 1996. This compares to an annual average of $101,121,000 for 1996 and a six-month average of $99,162,000 for the six months ended June 30, 1997. The decrease is the result of paying off borrowings of $4,850,000 in April 1997 and $10,000,000 in June 1997. The primary source of borrowed funds is repurchase agreements placed with the Federal Home Loan Bank of Pittsburgh and other brokers. Terms of the Repurchase Agreements range from one to five years. Other borrowed funds are in the form of term loans with the Federal Home Loan Bank of Pittsburgh which are secured by a blanket security agreement.

    Interest rate fluctuations cause the market value of the investment portfolio to vary by wide margins during periods of rising and falling rates. The net adjustments to capital for June 30, 1997, December 31, 1996 and June 30, 1996 were $7,228,000, $5,767,000 and $2,315,000, respectively. Interest rates have stabilized during the second quarter of 1997 after a slight rise in the first quarter. Management expects rates to remain about the same for the remainder of 1997.

    The Corporation's capital remains well in excess of regulatory guidelines and will be discussed later in Management's Discussion and Analysis.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    The Corporation is able to absorb short term deposit fluctuations or meet unusually heavy loan demand, should either occur, by using a flexline of credit available through the Federal Home Loan Bank of Pittsburgh, repurchase agreements or payments derived from amortizing investments. The flexline of credit provides the Corporation with a credit line which approximates 10 percent of the Corporation's borrowing capacity, or about $28.5 million. Repurchase agreements are secured with mortgage-backed instruments. The maturities of the repurchase agreements generally range from one to five years. The Corporation also has credit lines with correspondent banks totaling approximately $15,000,000 and amortizing payments received on the investment portfolio amount to about $2,100,000 each month.

    The Corporation uses a computer model to measure the theoretical effect of increases or decreases in interest rates on the market value and the net interest margin. The model shocks the rate of return on the earning assets of the bank and the rates paid on interest-bearing liabilities. The rate shock is applied to the assets and liabilities based on the stated maturity of the asset or liability. For instance, Money Market accounts reprice weekly; therefore the rate is shocked immediately. One, two and three hundred basis points are the shock intervals. The Asset and Liability Policy set by the Board of Directors imposes limits on the change in net interest income and market value of portfolio equity at a 200 basis point increase in interest rates. Net interest income may not decline more than 20 percent and the change in market value of portfolio equity may not decline more than 25 percent. The Board of Directors feels that the parameters are reasonable based on the capital strength of the Corporation.

    Capital expenditures planned during the next 12 months could amount to $1,000,000. The largest of these will be the installation of Automated Teller Machines at an estimated cost of between $200,000 and $500,000 depending on the type and number installed. Other expenditures for capital assets between now and December 31, 1997 will amount to approximately $500,000. The planned capital expenditures will not have an adverse effect on liquidity or projected earnings of the Corporation.

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Condition and Results of Operations (continued)

Table IX--Rate Sensitive Assets and Rate Sensitive Liabilities

                                                        UNDER     ONE TO FIVE  FIVE TO TEN  OVER TEN     NON-
                                                       ONE YEAR      YEARS        YEARS       YEARS    INTEREST     TOTAL
                                                      ----------  -----------  -----------  ---------  ---------  ---------

ASSETS
Interest-Bearing Deposits...........................         601                                                        601
'Available-for-Sale" Securities:
  U.S. Treasury Securities..........................                   2,484                                          2,484
  U.S. Agency Securities............................                               22,125       4,823                26,948
 Mortgage Backed Securities........................         364       32,734        2,834     137,966               173,898
  Municipals........................................       2,154       6,665        4,350      48,874                62,043
  Other Bonds.......................................                   1,000        1,592       1,284                 3,876
  Stocks............................................                                           26,528                26,528
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Total "Available-for-Sale" Securities...............       2,518      42,883       30,901     219,475               295,777
'Held-to-Maturity" Securities:
  U.S.Treasury Securities...........................         499          99                                            598
  U.S.Agency Securities.............................                                  200         150                   350
  Mortgage Backed Securities........................                      27          309         346                   682
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Total "Held-to-Maturity" Securities:................         499         126          509         496                 1,630
Loans and Lease Financing:
  Real Estate-Construction..........................         713                                                        713
  Real Estate-Mortgage..............................      89,527      46,891       43,502      38,387               218,307
  Consumer..........................................      12,234      13,385        1,419      10,424                37,462
  Agriculture.......................................       1,285       1,265           97          72                 2,719
  Commercial........................................      11,534       3,564          676       1,127                16,901
  Other.............................................         219          26                      627                   872
  Political Subdivisions............................       1,569       2,441        1,454       1,122                 6,586
  Leases............................................          36         107                      127                   270
  Nonperforming Loans...............................                                                       1,055      1,055
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Total Loans.........................................     117,117      67,679       47,148      51,886      1,055    284,885
Less: Unearned Discount.............................                                                         (50)       (50)
    Allowance for Possible Loan Losses..............                                                      (4,809)    (4,809)
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Net Loans and Leases................................     117,117      67,679       47,148      51,886     (3,804)   280,026
Federal Funds Sold
Cash and Due From Banks.............................                                                      16,679     16,679
Other Assets........................................                                                      12,191     12,191
                                                      ----------  -----------  -----------  ---------  ---------  ---------
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Total Assets........................................     120,735     110,688       78,558     271,857     25,066    606,904

LIABILITIES AND EQUITY

Interest Bearing Deposits:
  Money Market......................................     105,787                                                    105,787
  NOW and SNOW......................................      37,732                                                     37,732
  Christmas/Fund Clubs..............................       1,898                                                      1,898
  CD's..............................................      62,288      55,843            1                           118,132
  Reg/Key Savings...................................                                           47,009                47,009
  GPS...............................................                                              714                   714
  IRA's.............................................      78,874                                                     78,874
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Total Interest-Bearing Deposits.....................     286,579      55,843            1      47,723               390,146
Demand Deposits.....................................                                                      48,915     48,915
Federal Funds Purchased.............................       4,000                                                      4,000
Repurchase Agreements...............................      29,800                                                     29,800
Borrowed Funds:
  Variable..........................................      15,000                                                     15,000
  Fixed.............................................      34,000       1,669                                         35,669
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Total Borrowed Funds................................      49,000       1,669                                         50,669
Other Liabilities...................................         911                                           5,978      6,889
Stockholders' Equity................................       7,228                                          69,257     76,485
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Total Liabilities and Equity........................     377,518      57,512            1      47,723    124,150    606,904
                                                      ----------  -----------  -----------  ---------  ---------  ---------
Interest Rate Sensitivity Gap.......................    (256,783)     53,176       78,557     224,134    (99,084)
                                                      ----------  -----------  -----------  ---------  ---------  ---------
                                                      ----------  -----------  -----------  ---------  ---------  ---------

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table X--Rate Shock Analysis and the Theoretical Effect on Equity Market Values for the Period Ended June 30, 1997

(In Thousands)

                                                   -3.00      -2.00      -1.00      FLAT       1.00       2.00       3.00
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
ASSETS
  BOOK VALUE...................................    606,904    606,904    606,904    606,904    606,904    606,904    606,904
  MARKET VALUE.................................    662,792    645,932    630,363    618,224    601,737    591,641    582,035

  CHANGE.......................................     55,888     39,028     23,459     11,320     (5,167)   (15,263)   (24,869)

LIABILITIES
  BOOK VALUE...................................    530,419    530,419    530,419    530,419    530,419    530,419    530,419
  MARKET VALUE.................................    544,257    539,253    534,383    529,857    525,028    520,535    516,159

  CHANGE.......................................    (13,838)    (8,834)    (3,964)       562      5,391      9,884     14,260

EQUITY
  BEG BALANCE..................................     69,257     69,257     69,257     69,257     69,257     69,257     69,257
  ASSET CHANGE.................................     55,888     39,028     23,459     11,320     (5,167)   (15,263)   (24,869)
  LIAB CHANGE..................................    (13,838)    (8,834)    (3,964)       562      5,391      9,884     14,260

  MARKET VALUE.................................    111,307     99,451     88,752     81,139     69,481     63,878     58,648

Table XI--Current Exposure to Hypothetical Change in Interest Rates for the Period Ended June 30, 1997

                                             MV OF PORTFOLIO
                    NET INTEREST INCOME          EQUITY
 CHANGE IN RATES         PROJECTED              PROJECTED
  BASIS POINTS            CHANGE                 CHANGE
-----------------  ---------------------  ---------------------
          300                 -4.8                  27.72
          200                 -3.9                  21.27
          100                 -3.4                  14.37
            0                  0.0                   0.00
         -100                  5.6                  -9.38
         -200                 10.6                 -22.57
         -300                 15.7                 -37.18

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL

Total capital of the Corporation, excluding unrealized gains on Available-for-Sale Securities, at June 30, 1997, December 31, 1996 and June
30, 1996 amounted to $69,257,000, $65,826,000 and $62,987,000, respectively, and as shown in the following table, is well in excess of regulatory guidelines.

                                                                               JUNE 30,   DECEMBER 31,  JUNE 30,
                                                                                 1997         1996        1996
                                                                               ---------  ------------  ---------
Leverage Ratio (Equity/Total Liabilities)....................................       13.1%        12.2%       11.6%
TIER I Total Stockholders' Equity............................................     69,257       65,826      62,987
TIER II Allowance for Possible Loan Losses (1)...............................      3,995        3,957       3,881
    Total Qualifying Capital.................................................     73,252       69,783      66,868
Risk Adjusted Assets--Balance Sheet..........................................    305,608      303,417     298,168
Risk Adjusted Assets--Off Balance Sheet......................................     13,957       13,172      12,280
Total Risk Adjusted Assets...................................................    319,565      316,589     310,448
Ratios
    TIER I Capital to Risk Weighted Assets...................................      21.67%       20.79%      20.29%
    Minimum Required June 30, 1997...........................................       4.00%
    Minimum Required December 31, 1996.......................................                    4.00%
    Minimum Required June 30, 1996...........................................                                4.00%
    Total Capital to Risk Weighted Assets....................................      22.92%       22.04%      21.54%
    Minimum Required December 31, 1996.......................................       8.00%
    Minimum Required December 31, 1995.......................................                    8.00%
    Minimum Required December 31, 1994.......................................                                8.00%

------------------------
(1) Allowable addition may not exceed 1.25 percent of Risk Adjusted Assets.

(CITIZENS) AND NORTHERN CORPORATION--FORM 10--Q

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

Item 4. Submission of Matters to A vote of Security Holders

    The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 15, 1997. The Board of Directors fixed the close of business on March 3, 1997 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and any adjournment thereof. On this record date, there were outstanding and entitled to vote 5,062,453 shares of Common Stock.

    The total number of votes cast were 3,970,104. All were voted by proxy for the following purposes and with the following results.

    1. The election of the following as Class I Directors to serve for a term of three years:


          R. Robert DeCamp      Edward H. Owlett III
         Adelbert E. Eldridge   F. David Pennypacker
          Robert J. Murphy

    The total votes in favor of any one of the above listed Directors were not less than 3,932,031.

    2. The approval and adoption of the Citizens & Northern Corporation 1996 Independent Directors Stock Option Plan.


       Total Votes in Favor.............  3,414,568
       Total votes Against..............    485,308
       Total Votes Abstained............     70,228


    3. The ratification of the action of the Board of Directors in the appointment of the firm of Parente, Randolph, Orlando, Carey & Associates as independent auditors of the Corporation.


       Total Votes in Favor.............  3,955,607
       Total Votes Against..............      2,250
       Total Votes Abstained............     12,247


Item 5. Other Events

  a.  None

Item 6. Exhibits and Reports on Form 8-K

  a.  Exhibits filed as part of this report--None

  b.  No reports on Form 8-K were filed during the period ended June 30, 1997

CITIZENS AND NORTHERN CORPORATION--FORM 10--Q

                                 SIGNATURE PAGE
                                 --------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date Aug. 6, 1997                       CRAIG G. LITCHFIELD /S/
                                        -------------------------------------
                                        Craig G. Litchfield
                                        President and Chief Executive Officer


Date Aug. 6, 1997                       JAMES W. SEIPLER /S/
                                        -------------------------------------
                                        James W. Seipler
                                        Treasurer
                                        (Chief Financial Officer)