Form 10-Q
period 1997-09-30
CITIZENS & NORTHERN CORP
filed 1997-11-12
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-16084


                         CITIZENS & NORTHERN CORPORATION
             (Exact name of Registrant as specified in its charter)

Pennsylvania                           23-2451943
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

90-92 Main Street
Wellsboro, Pa. 16901
(Address of principal executive offices)  (Zip code)

                                  717-724-3411
               (Registrant's telephone number including area code)

                                 Not applicable
       (Former name, former address, and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                       Outstanding

COMMON STOCK ($1.00 par value) 5,168,354 SHARES ISSUED AND OUTSTANDING OCTOBER 1, 1997

                         CITIZENS & NORTHERN CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       Page


ITEM 1.  FINANCIAL STATEMENTS

Consolidated Statement of Condition - September 30, 1997 and
December 31, 1996                                                      3


Consolidated Statements of  Income - Three Months Ended
September 30, 1997, 1996 and Nine Months Ended
September 30, 1997, 1996                                               4,5


Consolidated Statements of Cash Flows - Nine Months Ended
September 30, 1997, 1996                                               6



Notes to Consolidated Financial Statements                             7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONAND RESULTS OF OPERATIONS                                     8 thru 21

ITEM 3. INFORMATION ABOUT MARKET RISK                                  19



PART II.  OTHER INFORMATION                                            22


ITEM 1.  LEGAL PROCEEDINGS                                             22

ITEMS 2,3, AND 5 HAVE BEEN OMITTED AS THEY ARE NOT APPLICABLE TO
REGISTRANT.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              22


SIGNATURES                                                             23

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheet
(In Thousands)
                                               Unaudited        Audited
                                              September 30,   December 31,
                                                  1997            1996
ASSETS
Cash & Due From Banks                            $14,556        $14,320
Interest Bearing Deposits                            610            655
Available-for-Sale Securities:
  U.S. Treasury Securities                         2,530          2,475
  Securities of Other U.S. Government Agencies    74,146         36,341
  Mortgage Backed Securities                     137,862        183,483
  Obligations of States and Municipal Subdivisions               62,224
    55,943
  Other Securities                                30,684         29,611
    Total Available-for-Sale Securities          307,446        307,853
Held-to-Maturity Securities:
  U.S. Treasury Securities                           599            699
  Securities of Other U.S. Government Agencies       350            100
  Mortgage Backed Securities                         664            770
    Total Held-to-Maturity Securities              1,613          1,569
Federal Funds Sold
Loans:
  Loans to Political Subdivisions                  6,430          6,555
  Other Loans                                    278,879        272,084
     Total Loans                                 285,309        278,639
     Less - Allowance for Possible Loan Losses    (4,880)        (4,776)
              Unearned Income                        (41)           (42)
            Loans, Net                           280,388        273,821
Bank Premises and Equipment                        6,628          6,609
Other Real Estate                                    189            583
Accrued Interest on Bonds and Loans                4,223          4,404
Other Assets  753                                    378
TOTAL ASSETS                                    $616,406       $610,192
LIABILITIES
Deposits:
  Demand                                         $46,539        $47,320
  Interest Checking                               37,012         38,916
  Money Market                                   107,472        100,523
  Savings     45,298                              46,175
  Other Time  201,565                            197,377
     Total Deposits                              437,886        430,311
Dividends Payable                                    911            902
Borrowed Funds                                   50,665          59,600
Securities Sold Under Agreement to Repurchase     36,800         44,650
Other Liabilities                                  8,830          3,136
TOTAL LIABILITIES                                535,092        538,599

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share           5,168          5,117
  Authorized 10,000,000; Issued 5,168,354
  and 5,117,182  in 1997 and 1996, respectively
Stock Dividend Distributable                                       1305
Paid in Capital                                   13,795         12,539
Retained Earnings                                 52,814         47,862
   Total 71,777                                   66,823
Unrealized Gains on Available-for-Sale
Securities                                        10,533          5,767
Less: Treasury Stock at Cost
   105,761  shares at  September 30, 1997           (996)
   105,100  shares at September 30, 1996                           (997)
TOTAL SHAREHOLDERS' EQUITY                        81,314         71,593
TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                          $616,406       $610,192

The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information
Item 1. Financial Statements

                                                   Three  Months Ended
 CONSOLIDATED STATEMENT OF INCOME                     September 30,
                                                  1997           1996
 INTEREST INCOME                                 (Current)     (Prior Year)
   Interest and Fees on Loans                    $ 7,254        $ 6,986
   Interest on Balances with Depository
    Institutions                                      16             10
   Interest on Loans to Political Subdivisions       100            106
   Interest on Federal Funds Sold                    118              1
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                      3,525          4,000
      Tax Exempt                                     916            785
      Dividends                                      217            206
   Total Interest and Dividend Income             12,146         12,094
 INTEREST EXPENSE
   Interest on Deposits                            4,697          4,521
   Interest on Other Borrowings                    1,189          1,415
   Total Interest Expense                          5,886          5,936
   Interest Margin                                 6,260          6,158
   Provision for Possible Loan Losses                181            175
   Interest Margin After Provision for Possible
       Loan Losses                                 6,079          5,983
 OTHER INCOME
   Service Charges on Deposit Accounts               272            289
   Service Charges and Fees                           79             70
   Trust Department Income                           264            227
   Insurance Commissions, Fees and Premiums          110            134
   Other Operating Income                             19              7
   Total Other Income Before Realized
     Gains on Securities, Net                        744            727
    Realized Gains  on Securities, Net                62            183
   Total Other Income                                806            910
OTHER EXPENSES
   Salaries and Wages                              1,493          1,484
   Pensions and Other Employee Benefits              396            415
   Occupancy Expense, Net                            180            174
   Furniture and Equipment Expense                   178            181
   Other Operating Expense                         1,475          1,398
   Total Other Expenses                            3,722          3,652
   Income Before Income Tax Provision              3,163          3,241
   Income Tax Provision                              724            875
   NET INCOME                                    $ 2,439        $ 2,366
PER SHARE DATA:
Net Income                                         $0.48          $0.47
Dividend Per Share                                 $0.18          $0.17
Number Shares Used in Computation              5,062,536      5,062,453
Number Shares Issued                           5,168,354      5,117,182
Number Shares Authorized                      10,000,000     10,000,000
Dividends Actually Paid                            $0.18          $0.17

The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information
Item 1. Financial Statements

                                                    Nine Months Ended
Consolidated Statement of Income                      September 30,
(In Thousands)                                     1997           1996
 INTEREST INCOME                                 (Current)    (Prior Year)
   Interest and Fees on Loans                    $ 21,382       $ 20,516
   Interest on Balances with Depository
    Institutions                                       35             27
   Interest on Loans to Political Subdivisions        295            318
   Interest on Federal Funds Sold                     242             59
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                      10,699         12,059
      Tax Exempt                                    2,668          2,226
      Dividends                                       629            613
   Total Interest and Dividend Income              35,950         35,818
 INTEREST EXPENSE
   Interest on Deposits                            13,670         13,290
   Interest on Other Borrowings                     3,799          4,218
   Total Interest Expense                          17,469         17,508
   Interest Margin                                 18,481         18,310

   Provision for Possible Loan Losses                 543            525
   Interest Margin After Provision for Possible
       Loan Losses                                 17,938         17,785
 OTHER INCOME
   Service Charges on Deposit Accounts                812            847
   Service Charges and Fees                           210            200
   Trust Department Income                            774            615
   Insurance Commissions, Fees and Premiums           343            402
   Other Operating Income                             382             34
   Total Other Income Before Realized Gains
    on  Securities, Net                             2,521          2,098
    Realized Gains  on Securities, Net                869            451
   Total Other Income                               3,390          2,549
OTHER EXPENSES
   Salaries and Wages                               4,459          4,406
   Pensions and Other Employee Benefits             1,266          1,300
   Occupancy Expense, Net                             535            541
   Furniture and Equipment Expense                    513            546
   Other Operating Expense                          4,501          4,070
   Total Other Expenses                            11,274         10,863
   Income Before Income Tax Provision              10,054          9,471
   Income Tax Provision                             2,368          2,439
   NET INCOME                                    $  7,686       $  7,032
PER SHARE DATA:
Net Income                                          $1.52          $1.39
Dividend Per Share                                  $0.54          $0.51
Number Shares Used in Computation               5,062,536      5,062,453
Number Shares Issued                            5,168,354      5,117,182
Number Shares Authorized                       10,000,000     10,000,000
Dividends Actually Paid                             $0.54          $0.51

The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information
Item 1. Financial Statements

                                                       Periods Ended
                                                       September 30,
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                       1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $   7,686      $   7,032
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities
    Provision for Possible Loan Losses                 543            525
    Realized (Gain) on Available-for-Sale and
    Held-to-Maturity Securities, Net                  (869)          (451)
    Provision for Depreciation                         530            572
    Accretion and Amortization                         507            869
    Deferred Income Tax                               (118)           (67)
   (Increase) Decrease in Accrued Interest
       Receivable and Other Assets                     759         (1,182)
    Increase in Accrued Interest Payable and
       Other Liabilities                             3,246          5,112
    Net Cash Provided by Operating Activities       12,284         12,410
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of
    Held-to-Maturity Securities                        206            118
  Purchase of Held-to-Maturity Securities             (250)          (199)
  Proceeds from Sales of Available-for-Sale
    Securities                                     131,333         11,573
  Proceeds from Maturities of
    Available-for-Sale Securities                   36,371         28,844
  Purchase of Available-for-Sale Securities       (160,547)       (55,452)
  Net  Increase in Loans                            (7,110)       (12,194)
  Purchase of Premises and Equipment                  (549)          (319)
  Sale of Foreclosed Assets                            487            212
  Purchase of Other  Real Estate                       (93)          (455)
       Net Cash Used in Investing Activities          (152)       (27,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                           7,575            325
  Increase (Decrease) in Short
    Term Borrowings                                 (7,850)         7,650
  Proceeds  from (Repayment of)  Long
    Term Borrowings                                 (8,935)        14,000
  Sale of Treasury Stock                                 3
  Dividends Declared                                (2,734)        (2,556)
       Net Cash Provided by Financing
         Activities                                (11,941)        19,419
INCREASE  IN CASH  AND CASH EQUIVALENTS                191          3,957
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        14,975         13,590
CASH AND CASH EQUIVALENTS, END OF YEAR           $  15,166      $  17,547
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
  Interest Paid                                  $  12,978      $  13,567
  Income Taxes Paid                              $   2,466      $   2,599

The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

    Results reported for the nine-month period ended September 30, 1997 may not be indicative of the results for the year ended December 31, 1997.

    This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.


2. The Financial Accounting Standards Board, in June 1997, issued SFAS No. 130 "Reporting Comprehensive Income". The Statement is to become effective for fiscal years beginning after December 15, 1997; however, earlier implementation is acceptable. If adopted at September 30, 1997, there would not be a significant impact on the financial statements of the Corporation.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS OVERVIEW

    The Corporation reported net income for the nine months ended
September 30, 1997 of $7,686,000, or $1.52 per common share. This compares to $ 7,032,000, or $1.39 per share, for the nine-month period ended September 30, 1996.

    The increase was the result of realized gains on the sale of Available-for-Sale securities and certain equity investments, as well as the sale of a copyright. The gross realized gains amounted to $869,000; this compares to realized gains reported September 30, 1996 of $451,000. Excluding realized securities gains and the copyright sale, net income was slightly ahead of budget and last year actuals for the nine-month period.

    The directors and management of the Corporation expect that 1997 will produce results comparable to those reported for 1996. This assumption is based on the current interest rate environment and could change if the FOMC decides to raise rates again in 1997.


NET INTEREST MARGIN

Nine-Month Periods  Ended September 30, 1997/1996

    The net spread between the rate of return on earning assets and the cost of interest-bearing liabilities declined slightly when compared to the nine-month period ended September 30, 1996. The net spread for the nine-month periods ended September 30, 1997 and September 30, 1996 was 3.47 percent and 3.52 percent, respectively. The net spread for the year ended December 31, 1996 was 3.49 percent. The gross rate of return on earning assets for the nine-month periods ended September 30, 1997, September 30, 1996 and the year ended December 31, 1996 was 8.32 percent, 8.31 percent and 8.29 percent, respectively. The average cost of interest-bearing liabilities for the same periods was 4.84 percent, 4.79 percent and 4.80 percent, respectively. Interest rates have remained relatively flat since the FOMC increased the Federal Funds rate by 25 basis points at its April 1997 meeting. The Corporation is anticipating very little change in the current rate structure for the balance of the fourth quarter.

    To increase the return and market value of the Available-for Sale investment portfolio, $111,000,000 in seasoned mortgage-backed securities were sold and replaced with higher yielding mortgage-backed instruments. The sale accomplished two goals: it increased pretax income and improved the market value of portfolio equity. Pretax income is expected to improve $772,000 per annum and the market value of the portfolio in a rising rate scenario of 200 basis points improved $2,500,000 immediately. The restructuring did, however, lengthen the average life of the mortgage-backed portfolio by 3.1 years. The sale and replacement generated a before-tax loss of $1,885,000 that was offset by the sale of equity investments.

    The average rate of return on Available-for-Sale investments was 6.46 percent, down 3 basis points when compared to the same period in 1996 and 4 basis points when compared to the year ended December 31, 1996. The average value of the Available-for-Sale investments was $287,959,000 for the nine months ended September 30, 1997, compared to $303,548,000 for the 12 months ending December 31, 1996 and $305,462,000 for the nine-month period ended September 30 1996. The decline was caused by an increase in loan demand that was funded by the payment stream of the mortgage-backed investments.

    The rate of return on the loan portfolio was 10.29 percent, off by 14 basis points, when comparing the nine months ended September 30, 1997 to the same nine-month period in 1996. The rate of return on the loan portfolio for the year ended December 31, 1996 was 10.31 percent. Average gross loans for the periods ended September 30, 1997, December 31, 1996 and September 30, 1996 totaled $281,774,000, $271,618,000 and $267,190,000, respectively. The composition of the portfolio has remained unchanged with loans secured by real estate remaining the largest single category of loans. Other loan categories also remained unchanged with the exception of consumer loans which declined slightly.

    On the interest-bearing liability side of the balance sheet, average total interest-bearing deposit balances increased 1 percent during the nine months ended September 30, 1997 when compared to the period ended September 30, 1996 and 1.4 percent when compared to the year ended December 31, 1996. Interest-bearing deposits posting the largest increase were money market accounts. All other deposit categories remained relatively flat except Interest-checking accounts which were down about $2,000,000 when compared to the year ended December 31, 1996 and the nine months ended September 30, 1996. Average interest-bearing balances for the periods, respectively, amounted to $391,970,000 and $388,659,000. Average interest-bearing balances for the year ended December 31, 1996 were $386,536,000. The Corporation still maintains a strong base of Money Market accounts and average balances have increased $6,671,000 since the period ended September 30, 1996. The corporation has had difficulty attracting deposits due to the flow of funds into mutual funds and the competition in our market area from credit unions.

    Average borrowed funds for the nine months ended September 30, 1997 have decreased $10,803,000 when compared to the nine months ended September 30, 1996 and $11,797,000 when compared to the year ended December 31, 1996. The decline is caused by a flat yield curve making investment opportunities with spreads large enough to make the risk worthwhile scarce.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


    Management is expecting interest rates to remain stable during the remainder of 1997. If the FOMC does raise rates it will probable be in the 25 basis points range.

    Tables I and II are provided to reflect average balances and rates paid for the quarters ended September 30, 1997, September 30, 1996 and the year ended December 31, 1996.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Table I - Analysis of Average Daily Balances and Rates

                                                            Rate                Rate                Rate
                                                     Period     Earned/   Period    Earned/   Period   Earned/
(In Thousands)                                       Ended       Paid     Ended      Paid     Ended     Paid
EARNING ASSETS                                       09/30/97        %    12/31/96       %    09/30/96     %
Available-for-Sale Securities:
   U. S. Treasury Securities                         $2,511       5.38    $2,506      5.11    $2,507    5.12
   Securities of Other U.S. Government Agencies
    and Corporations                                 32,502       7.03    30,514      6.96    28,580    6.91
   Mortgage Backed Securities                       174,409       6.71   197,581      6.64   203,037    6.57
   Obligations of States and Political Subdivisions  58,840       6.06    49,700      6.06    47,962    6.21
   Stock 14,941                                        5.64     16,342      5.34    16,392      5.00
   Other Securities                                   4,756       1.38     6,905      6.84     6,984    8.21
      Total Available-for-Sale Securities           287,959       6.46   303,548      6.50   305,462    6.49
Held-to-Maturity Securities:
   U. S. Treasury Securities                            598       6.26       698      6.02       698    6.13
   Securities of Other U. S. Government
   Agencies and Corporations                            279       7.19        50      8.00        44    6.08
   Mortgage Backed Securities                           707       7.56       829      7.12       844    6.97
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
      Total Held-to-Maturity Securities               1,584       7.01     1,577      6.66     1,586    6.58
Interest -bearing Due from Banks                        698       6.70       455      8.13       568    6.36
Federal Funds Sold                                    5,999       5.39     1,100      5.45     1,444    5.46
Loans:
   Real Estate                                      222,935       9.03   210,289      9.17   205,520    9.34
   Consumer   32,122                                  20.24     35,305     18.13    35,438     17.92
   Agricultural                                       2,720      10.08     2,750     10.11     2,739    10.10
   Commercial/Industrial                             16,682       9.65    16,207      9.73    16,346    9.64
   Other 679  8.27                                      237      10.55       268      7.98
   Political Subdivisions                             6,397       6.17     6,629      6.40     6,685    6.36
   Leases     239                                          7.83    201      7.96       194      8.96
    Total Loans                                     281,774      10.29   271,618     10.31   267,190    10.43

    Total Earning Assets                            578,014       8.32   578,298      8.29   576,250    8.31
Cash     12,252                                                 11,502              13,962
Securities Valuation Reserve                          7,968                5,924               5,776
Allowance for Possible Loan Losses                   (4,814)              (4,726)             (4,647)
Other Assets                                          5,858                6,617               5,347
Bank Premises & Equipment                             6,549                6,793               6,822
Total Assets                                       $605,827             $604,408            $603,510

INTEREST-BEARING LIABILITIES
Interest Checking                                   $38,614       2.47   $40,558      2.46   $40,664    2.47
Money Market                                        106,712       4.54   100,618      4.53   100,041    4.55
Savings                                              46,629       2.48    46,751      2.50    47,225    2.49
Certificates of Deposit                             118,599       5.48   117,596      5.47   117,595    5.50
Individual Retirement Accounts                       78,999       6.03    79,076      5.77    80,069    5.63
Other Time Deposits                                   2,417       2.43     1,937      2.99     2,465    2.44
Federal Funds Purchased                                 498       6.17       967      5.69     1,220    5.92
Other Borrowed Funds                                 89,793       5.62   101,121      5.56    99,874    5.57
Total Interest-bearing Liabilities                  482,261       4.84   488,624      4.80   489,153    4.79
Demand Deposits                                      42,296               42,500              42,786
 Other Liabilities                                    7,121                6,794               6,467
  TOTAL LIABILITIES                                 531,678              537,918             538,406
Stockholders' Equity                                 68,855               62,797              61,291
Securities Valuation Reserve                          5,294                3,693               3,813
Total Liabilities and Stockholders'
   Equity                                          $605,827             $604,408            $603,510
Interest Rate Spread                                              3.47                3.49              3.52


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table II - Analysis of the Effect of Volume and Rate Changes in Interest Income and Interest Expense


                                                        Nine-Month period Ended September 30, 1997/1996
(In Thousands)                                                    Change in   Change in    Total
                                                                    Volume       Rate     Change
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                            $0        $5        $5
   Securities of Other U.S. Government Agencies and Corporations       206        27       233
   Mortgage Backed Securities                                       (1,442)      219    (1,223)
   Obligations of States and Political Subdivisions                    492       (50)      442
   Stock (39) 56    17
   Other Securities (105)                                             (275)     (380)
      Total Available-for-Sale Securities                             (888)      (18)     (906)
Held-to-Maturity Securities:
   U. S. Treasury Securities                                            (5)        1        (4)
   Securities of Other U.S. Government Agencies and Corporations        13         0        13
   Mortgage Backed Securities                                           (8)        4        (4)
   Obligations of States and Political Subdivisions
   Stock
   Other Securities
      Total Held-to-Maturity Securities                                  0         5         5
Interest -bearing Due from Banks                                         6         2         8
Federal Funds Sold                                                     184        (1)      183
Loans:
   Real Estate Loans                                                 1,150      (448)      702
   Consumer                                                           (294)      407       113
   Agricultural                                                         (1)       (1)       (2)
   Commercial/Industrial                                                24         1        25
   Other                                                                25         1        26
   Political Subdivisions                                              (13)      (10)      (23)
   Leases                                                                2        (1)        1
    Total Loans                                                        893       (51)      842
Total Interest Income                                                 $195      ($63)     $132

INTEREST BEARING LIABILITIES
Interest Checking                                                      (38)       (2)      (40)
Money Market                                                           227       (10)      217
Savings                                                                (11)       (3)      (14)
Certificates of Deposit                                                 41       (17)       24
Individual Retirement Accounts                                         (44)      239       195
Other Time Deposits                                                     (1)       (0)       (1)
Federal Funds Purchased                                                (33)        2       (31)
Other Borrowed Funds                                                  (424)       35      (389)
Total Interest Expense                                                (283)      244       (39)

NET INTEREST INCOME                                                   $478     $(307)     $171


The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

    The committee then allocates the reserve balance across the various loan categories to determine the unallocated portion. The committee uses two methods of allocation. The first calculates a ratio of average losses by type to the average outstanding balance by type. The ratio is then applied to the current outstanding balance of the various loan categories to determine the portion of the reserve to be allocated. The second method extracts loans by a quality rating system. The loans are categorized as "Substandard", "Doubtful" and "Loss". Regulatory guidelines of 15 percent of substandard, 50 percent of doubtful and 100 percent of loss are applied to establish reserve allocations. The following allocations are as of June 30, 1997 as the committee had not completed the third quarter review at this writing. The third quarter allocations should not vary greatly from those of the second quarter presented here. The Corporation also employs and relies heavily on an independent loan appraiser. However, his work is only performed annually and on loans of $175,000 or higher. The report of the independent appraiser as of June 13, 1997 lists substandard loans at $7,878,483, doubtful loans at $357,809 and loss loans at $3,205. The reserve allocation based upon these classifications would amount to $1,363,882.

    Other factors used to evaluate the reserve level are loan growth, economic conditions of the market area and peer group comparisons.

    Tables III through VI present current and historical information related to the Allowance for Possible Loan Losses.

Table III - Reconciliation of the Reserve for Possible Loan Losses

                                  Estimated         Actual          Actual           Actual         Actual
                                Dec. 31, 1997   Sept. 30, 1997   Dec. 31, 1996   Dec. 31, 1995   Dec 31, 1994
Beginning Balance January 1,    $4,775,960        $4,775,960     $4,579,210      $4,228,741       43,816,982

Provision Charged to Earnings      723,500           542,628        700,500         736,500          737,496

Year-to-Date Recoveries           $196,167           $78,898       $167,926        $187,473         $194,312

Year-to-Date Charge-offs          (495,627)         (517,749)      (671,676)       (573,504)        (520,049)

Ending Balance                  $5,200,000        $4,879,737     $4,775,960      $4,579,210       $4,228,741


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

Table IV - Loan Loss History and Other Statistics

(In Thousands)
                                       1997 Est       1996      1995      1994      1993      1992      1991      AVERAGE
Net Loans  *                           293,542     278,597     264,182  258,472   238,755   225,475   199,072   244,092
Net Charge offs                            448         504         387      326       247       518     3,142       854
Allowance Balance                        5,200       4,776       4,579    4,229     3,817     3,356     2,548     3,884
Provision  Charged to Earnings             724         721         737      737       708     1,326     3,151     1,230
Earnings  (Budget)                       8,676       9,255       7,866    7,494     8,127     7,290     5,643     7,613
Earnings Coverage of Net Charge offs      19.4 x      18.4 x      20.3 x   23.0 x    32.9 x    14.1 x     1.8 x      18 x
Allowance Coverage of Net Charge offs     11.6 x       9.5 x      11.8 x   13.0 x    15.5 x     6.5 x     0.8 x      10 x
Loans Ninety Days or More Past Due and
    Still Accruing                       2,900       2,994       2,915    2,743     2,899     2,532     3,810     2,982
Net Charge offs as a Percentage of
    the Provision                         61.9%       69.9%       52.5%    44.2%     34.9%     39.1%     99.7%     56.7%
Year-End Nonperforming Loans                           864         279      624       843     1,351       417       730
Allowance as a Percentage of Gross
Loans: *
Bank   (1)                                1.71%       1.71%       1.73%    1.64%     1.60%     1.49%     1.28%     1.58%
Peer Group  (2)                           1.45%       1.50%       1.61%    1.65%     1.82%     1.42%     1.44%     1.57%
* Gross Loans less Unearned Discount
 (1) At September  30, 1997
 (2) At June 30, 1997

Averages are based on the years 1991 through 1996.


Table V - Allocation of the Allowance for Possible Loan Losses based on
Historical Data


LOAN CLASSIFICATION   1997 Est    1996    1995     1994     1993     1992     1991    Average
Commercial, Ag.,
Mun. & Other          $20,000   $29,832  $26,318  $22,649  $26,376  $22,712  $23,541  $25,238  0.02006   X   $29,832  =      $598
  Real Estate
- Construction          1,250     1,166    1,284    2,593    2,224      993      982    1,540  0.00000   X    1,166   =
  Real Estate
- Mortgage            229,042   213,957  200,066  193,095  170,532  162,434  136,716  179,467  0.00027   X  213,957   =        59
Credit Card
 & Related Plans       10,000     8,902    9,934    9,896    9,212    9,991    6,694    9,105  0.01369   X    8,902   =       122
All Other
Loans to
Individuals            33,000    24,518   26,417   30,094   30,282   29,182   31,762   28,709  0.00605   X   24,518   =       148
 Lease Financing          250       222      163      145      154      162      129      163  0.00000   X      222   =         0
  Total Loans         293,542   278,597  264,182  258,472  238,780  225,474  199,824  244,222
 Letter of
 Credit
 Commitments            5,000     5,106    2,633    4,415    5,046    4,670    N/A      4,191  0.04010   X    4,191   =       168
 All Other
 Commitments
 Consumer              28,000    28,049   24,811   24,202   23,323   22,174    N/A     23,628  0.00605   X   28,049   =       170
Mortgage                6,000     5,802    7,276    9,566    9,466    9,117    N/A      8,856  0.00027   X    5,802   =         2
Commercial            $11,000   $10,825  $10,201   $9,901   $9,790   $5,670    N/A     $8,891  0.02006   X  $10,825   =      $217
Reserve Allocation                                                                                                         $1,484
FASB 114 Allocation                                                                                                           113
Unallocated Portion                                                                                                         3,603
Reserve Balance                                                                                                            $5,200


The reserve allocation is determined by using the six-year average net charge-offs divided by the six-year average loan balance by type.

Table VI - Allocation of The Allowance for Possible Loan Losses Based on Regulatory Standards

                        June 30, 1997
Loan Classifications
Substandard  @ 15 %      $ 1,364,941
Doubtful  @  50 %            217,500
Loss  @ 100 %                139,323
Required Reserve           1,721,764
Unallocated                3,157,696
Total Reserve            $ 4,879,460

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

Table VII  - Major Categories of Noninterest Income

                                             Nine-Month  Periods Ended
                                                   September 30,
                                                              $           %
                                       1997      1996      Change       Change

Service Charges on Deposit Accounts    $812      $847      $(35)        (4.13)
Service Charges and Fees                210       200        10          5.00
Trust Department Income                 774       615       159         25.85
Ins. Commissions, Fees and Premiums     343       402       (59)       (14.68)
Other Operating Income                  382        34       348      1,023.53
Total Other Income, Excl.
 Realized Sec. Gains                  2,521     2,098       423         20.16
Realized Gains on Sec., Net             869       451       418         92.68
Total Other Income                   $3,390    $2,549      $841         32.99

    Total Other Income increased 20.16 percent when comparing the nine months ended September 30, 1997 to the same nine-month period in 1996 and (1.13) percent when compared to the nine months beginning April 1, 1996 and ending December 31, 1996. Other Operating Income consists of Service Charges on Deposit Accounts, Other Service Charges and Fees, Trust Department Income, Insurance Commissions, Fees, and Premiums and Other Operating Income. The significant increase recorded during the nine-month period being reviewed was due to the sale of a registered logo owned by the Corporation; the copyright was sold for $301,000.

    Service Charges on Deposit Accounts consist of fees generated by the use of the deposit accounts and overdraft charges. There was a 4 percent decline between the current nine-month period when compared to the same period in 1996, and nearly 5 percent when comparing the current period to the nine months ended December 31, 1996. The fees collected monthly are nearly evenly split between overdraft charges and checking account maintenance. The total monthly fees collected normally average between $92,000 and $94,000; however, during the nine months ended September 30, 1997 the fees have averaged about $90,000 per month. The decline is due in part to a reduction in overdrafts.

    Other Service Charges and Fees is comprised of debit card fees, credit card annual fees, fees for issuing official checks, noncustomer check cashing fees and other miscellaneous fees. A comparison of the current nine-month period, the previous nine months and the nine months ended September 30, 1996 reveals a 5 percent increase during the current period compared to the previous nine-month periods. Normally, the miscellaneous fees average $22,000 to $23,000 per month.

    Trust Department Income is the second largest contributor to noninterest income, excluding realized securities gains. Income generated by the Trust Department for the nine months ended September 30, 1997, December 31, 1996 and September 30, 1996, respectively, amounted to $774,000, $615,000 and $647,000.
The observable increase in Trust Income is due to an increase in the number of accounts under management and the increase in the market value of the trust assets. There has been an increase of nearly 100 accounts since June 30, 1996. The Trust Department normally contributes $80,000 to $85,000 in income per month.

    Insurance Commissions, Fees and Premiums generated by Bucktail Life Insurance Company for the nine-month periods ended September 30, 1997, December 31, 1996 and September 30, 1996 were $343,000, $436,000 and $402,000, respectively. Premiums generated in the nine months ended December 31, 1996 were slightly higher than the other comparable nine-month periods because the amount included ten months of premium income. Also, life premiums experienced a decline from an average of $17,000 per month during 1996 to $10,000 per month during the current nine-month period. The insurance company writes life and accident and health insurance on the bank's consumer loan portfolio.

CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )


    Other Operating Income for the nine months ended September 30, 1997, December 31, 1996 and September 30, 1996 amounted to $382,000, $47,000 and $34,000, respectively. The large increase posted during the nine-month period ended September 30, 1997 reflects the sale of the copyright mentioned earlier. Also posted during the nine months ended September 30, 1997 was $26,000 in income associated with the Corporation's Supplemental Retirement Plan. This income had previously been added back to the Asset account. Other Operating Income is normally $8,000 to $12,000 per month.

    Realized Securities Gains and Losses amounted to $869,000 during the nine months ended September 30, 1997. The recognized gains were primarily from the sale of bank stocks which management and the Board of Directors felt had become overpriced in relation to the book value and some had been driven up in price because of merger speculation. It was deemed appropriate to lock in the appreciated value. The holdings of six equity investments were sold at a gain of $1,625,000 to offset the loss generated by the restructuring of the mortgage-backed investment portfolio. The Corporation also sold two thirds of it Student Loan portfolio due to disappointing returns on that asset; a premium amounting to $28,000 was realized.

CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

The following table compares the various categories of other expense for the periods ended September 30, 1997 and September 30, 1996.

Table VIII - Major Categories of  Noninterest Expense

                                             Nine-Month  Periods Ended
                                                   September 30,
                                                              $           %
                                       1997      1996      Change       Change

Salaries and Wages                    $4,459    $4,406       $53         1.20
Pensions and Other Employee Benefits   1,266     1,300       (34)       (2.62)
Occupancy Expense, Net                   535       541        (6)       (1.11)
Furniture and Equipment Expense          513       546       (33)       (6.04)
Other Operating Expense                4,501     4,070       431        10.59
Total Other Expense                  $11,274   $10,863      $411         3.78


    Other Noninterest Expense consists of Salaries and Wages, Pension and Other Employee Benefits Expense, Furniture and Equipment Expense and Other Operating Expense.

    Salaries and Wages increased $53,000 when comparing the nine-month periods ended September 30, 1997 and September 30, 1996 and $21,000 when comparing the nine-month period ended December 31, 1996 to the current nine-month period. The absence of a larger increase in salaries and wages even after merit increases can be attributed to several retirements, including the Corporation's President.

    Pensions and Other Employee Benefits declined $34,000 when comparing the nine-month periods ended September 30, 1997 and 1996. Several factors contributed to the decrease, including a decrease in the cost of group health insurance. Also, the retirement of the President reduced the contribution to the Supplemental Employees Retirement Plan.

    Occupancy Expense is made up of depreciation, building maintenance and real estate taxes and has remained insignificantly unchanged during the comparable periods.

    Furniture and Equipment Expense consists primarily of depreciation, maintenance and rental costs. Normally Furniture and Equipment Expense will average between $55,000 and $60,000 per month and it has not increased significantly when comparing the current and previous year's nine-month periods.

    Other Operating Expense averages between $450,000 and $500,000 per month. The largest of the Other Operating Expense categories are credit card processing costs, Pennsylvania Shares Tax, Bucktail Life Ins. Co. commissions and fees, advertising, postage and Directors' fees. Combined they make up 62 percent of Other Operating Expense. The largest contributor to Other Operating Expense is credit card processing costs. Credit card processing costs amounted to $1,799,000 for the current nine-month period and $1,601,000 during the same period in 1996; for the nine-month period ended December 31, 1996 costs amounted to $1,747,000. On the income side, credit cards generated interest and fees amounting to $2,837,000 for the nine-month period ended September 30, 1997, contributing average net monthly income of about $115,000.

    Other Operating Expense increased 11 percent and 4 percent, respectively, when comparing the nine-month periods ended September 30, 1996 and December 31, 1996 to the current nine-month period.

CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ( continued )

STATEMENT OF CONDITION

    Average total assets of the Corporation have remained relatively unchanged during the past year. Average total assets for the nine-month periods ended September 30, 1997, September 30, 1996 and the year ended December 31, 1996 were $605,827,000, $603,510,000 and $604,408,000, respectively.

    The asset side of the balance sheet saw a decline in the average investment portfolio as the amortization of the mortgage-backed investments was used to fund loan growth. The municipal bond portfolio has increased from an average balance of $47,962,000 during the nine-month period ended September 30,1996 to an average of $58,840,000 for the current nine-month period. The increase is due to the favorable after tax returns available on tax free investments. The respective average balance of the loan portfolio was $281,774,000, $267,190,000 and $271,618,000 for the nine-month periods ended
September 30, 1997, September 30, 1996 and the year ended December 31, 1996. The loan growth was centered around real estate secured loans as other loan categories showed little or no change. Consumer loans did decline slightly as just over $2,000,000 in students loans were sold.

    The Available-for-Sale investment portfolio was restructured during August and September 1997. Approximately $111,000,000 in mortgage-backed instruments, primarily FNMA pools, were sold at a loss of $1,885,000. The investments were replaced with higher yielding FNMA pools and U.S. Agency investments, primarily Federal Home Loan Bank instruments. The loss was offset by the sale of equity investments totaling $3,600,000 with accumulated appreciation amounting to $1,838,000. The restructuring will increase the yield on the sold investments by approximately $772,000 per year; however, the average life of the investments purchased versus the sold securities will increase by an estimated
3.1 years.

    The liability side of the balance sheet has also remained relatively constant during the past twelve to fifteen months. Average total deposits have begun to show some improvement after a lackluster 1996. Interest Checking and Individual Retirement Accounts did decline slightly during 1996; however, the decline was offset by the strength of the Money Market Accounts which continue to exhibit growth. Also, Certificates of Deposit have begun to add growth since year-end 1996. Total average borrowed funds have declined to an average balance of $89,793,000 for the nine-month period ended September 30, 1997. This compares to an annual average of $101,121,000 for 1996 and a nine-month average of $99,874,000 for the period ended September 30, 1997. The decrease is the result of paying off borrowings of $4,850,000 in April 1997 and $10,000,000 in June 1997. The primary source of borrowed funds is repurchase agreements placed with the Federal Home Loan Bank of Pittsburgh and other brokers. Terms of the Repurchase Agreements range from one to five years. Other borrowed funds are in the form of term loans with the Federal Home Loan Bank of Pittsburgh which are secured by a blanket security agreement.

    Interest rate fluctuations cause the market value of the investment portfolio to vary by wide margins during periods of rising and falling rates. The net adjustments to capital for September 30, 1997, December 31, 1996 and September 30, 1996 were $10,533,000, $5,767,000 and $3,338,000, respectively.
Management and the Board of Directors are aware of the market risk associated with rising interest rates and have a self imposed limitation of a 25 percent decline in capital at a 200 basis point increase in interest rates. The limitation may seem excessive, however, the corporation's capital is well in excess of the regulatory definition of a "Well Capitalized" institution. Interest rates have remained stable during the mid and latter months of 1997 after a slight rise in the first quarter. Management expects rates to remain about the same for the remainder of 1997.

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

CITIZENS AND NORTHERN CORPORATION - FORM 10  - Q

Item 2. Management's Discussion and Analysis of Condition and Results of Operations (continued)

    The Corporation uses a computer model to measure the theoretical effect of increases or decreases in interest rates on the market value and the net interest margin. The model shocks the rate of return on the earning assets of the bank and the rates paid on interest-bearing liabilities. The rate shock is applied to the assets and liabilities based on the stated maturity of the asset or liability. For instance, Money Market accounts reprice weekly; therefore, the rate is shocked immediately. One, two and three hundred basis points are the shock intervals. The Asset and Liability Policy set by the Board of Directors imposes limits on the change in net interest income and market value of portfolio equity at a 200 basis point increase in interest rates. Net interest income may not decline more than 20 percent and the change in market value of portfolio equity may not decline more than 25 percent. The Board of Directors feels that the parameters are reasonable based on the capital strength of the Corporation.

    Capital expenditures planned during the next 12 months could amount to $1,000,000. The largest of these will be the installation of Automated Teller Machines at an estimated cost of between $200,000 and $500,000 depending on the type and number installed. Other expenditures for capital assets between now and December 31, 1998 will amount to approximately $500,000. The planned capital expenditures will not have an adverse effect on liquidity or projected earnings of the Corporation.

CITIZENS AND NORTHERN CORPORATION - FORM 10  - Q

Item 2. Management's Discussion and Analysis of Condition and Results of Operations ( continued )

Table IX - Rate Sensitive Assets and Rate Sensitive Liabilities

                                             Under    One to Five    Five to Ten    Over Ten      Non-
ASSETS                                      One Year     Years          Years        Years      Interest     Total
Interest-Bearing Deposits                    $610                                                               $610
"Available-for-Sale" Securities
     U.S.Treasury Securities                             $2,530                                                2,530
     U.S.Agency Securities                               10,009         $39,021     $25,116                   74,146
     Mortgage Backed Securities                           6,333           1,060     130,469                  137,862
     Municipals                             2,660         5,491           4,099      49,974                   62,224
     Other Bonds                                          2,035             575       1,216                    3,826
     Stocks                                                                          26,858                   26,858
Total "Available-for-Sale" Securities       2,660        26,398          44,755     233,633                  307,446
"Held-to-Maturity" Securities:
     U.S.Treasury Securities                  499           100                                                  599
     U.S.Agency Securities                                                  200         150                      350
     Mortgage Backed Securities                              25             299         340                      664
Total "Held-to-Maturity" Securities           499           125             499         490                    1,613
Loans and Lease Financing:
     Real Estate-Construction                 497                                                                497
     Real Estate-Mortgage                  82,278        56,294          53,675      31,821                  224,068
     Consumer                              15,376        14,589           1,918         460                   32,343
     Agricultural                           1,116         1,345              70                                2,531
     Commercial                            11,948         4,119             646         173                   16,886
     Other                                    673           141              76                                  890
     Political Subdivisions                 1,747         2,144           1,166       1,203                    6,260
     Leases                                    12            48              60         160                      280
     Nonperforming Loans                                                                           $1,554      1,554
Total Loans                               113,647        78,680          57,611      33,817         1,554    285,309
Less: Unearned Discount                                                                               (41)       (41)
      Allowance for Possible Loan Losses                                                           (4,880)    (4,880)
Net Loans and Leases                      113,647        78,680          57,611      33,817        (3,367)   280,388
Federal Funds Sold
Cash and Due From Banks                                                                            14,556     14,556
Other Assets                                4,223                                                   7,570     11,793
Total Assets                             $121,639      $105,203        $102,865    $267,940       $18,759   $616,406

LIABILITIES AND EQUITY

Interest Bearing Deposits:
     Money Market                        $107,472                                                           $107,472
     NOW and SNOW                          37,012                                                             37,012
     Christmas/Fund Clubs                   2,591                                                              2,591
     CD's                                  82,898       $36,811             $32                              119,741
     Reg/Key Savings                                                                $45,298                   45,298
     GPS                                      700                                                                700
     IRA's                                 78,533                                                             78,533
Total Interest-Bearing Deposits           309,206        36,811              32      45,298                  391,347
Demand Deposits                                                                                   $46,539     46,539
Federal Funds Purchased
Repurchase Agreements                      21,800        15,000                                               36,800
Borrowed Funds:
     Variable                              15,000                                                             15,000
     Fixed                                 25,000        10,000                         665                   35,665
Total Borrowed Funds                       40,000        10,000                         665                   50,665
Other Liabilities                             911                                                   8,830      9,741
Stockholders' Equity                                                                               81,314     81,314
Total Liabilities and Equity             $371,917       $61,811             $32     $45,963      $136,683   $616,406
Interest Rate Sensitivity Gap           $(250,278)      $43,392        $102,833    $221,977     $(117,924)


CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Table X - Rate Shock Analysis and the Theoretical Effect on Equity Market
    Values for the Period Ended September 30, 1997

(In Thousands)


                    -3.00     -2.00    -1.00      Flat      1.00      2.00      3.00
ASSETS
Book Value         616,406   616,406   616,406   616,406   616,406   616,406   616,406
Market Value       671,016   653,929   638,134   631,205   609,291   599,199   589,005

CHANGE              54,610    37,523    21,728    14,799    (7,115)  (17,207)  (27,401)

LIABILITIES
Book Value         535,092   535,092   535,092   535,092   535,092   535,092   535,092
Market Value       549,867   544,500   539,277   535,319   529,244   524,426   519,735

CHANGE             (14,775)   (9,408)   (4,185)     (227)    5,848    10,666    15,357

EQUITY
Beginning Balance   70,781    70,781    70,781    70,781    70,781    70,781    70,781
Asset Change        54,609    37,522    21,727    14,799    (7,116)  (17,208)  (27,402)
Liability Change   (14,774)   (9,407)   (4,184)     (227)    5,849    10,667    15,358

ENDING EQUITY      110,616    98,896    88,324    85,353    69,514    64,240    58,737


Table XI - Current Exposure to Hypothetical Change in Interest Rates for the
         Period Ended September 30, 1997

                      Net Interest Income     MV of Portfolio Equity
 Change in Rates           Projected                 Projected
   Basis Points              Change                    Change

       300                  -7.5                      -30.3
       200                  -5.7                      -24.1
       100                  -4.6                      -18.1
         0                   0.0                        0.0
      -100                   4.6                        3.4
      -200                   9.6                       15.4
      -300                  14.6                       28.8

CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL

Total capital of the Corporation, excluding unrealized gains on Available-for-Sale Securities, at September 30, 1997, December 31, 1996 and September 30, 1996 amounted to $69,257,000, $65,826,000 and $62,987,000, respectively, and as shown in the following table, is well in excess of regulatory guidelines.

TABLE XII - CAPITAL RATIOS


(In Thousands)
                                            September 30,  December 31,   September 30,
                                                1997          1996            1996
 Leverage Ratio (Equity/Total Liabilities)      13.3%          12.2%          11.9%
 TIER I Total Stockholders' Equity            $70,781        $65,826        $64,501
 TIER II Allowance for Possible Loan Losses (1) 3,913          3,957          3,934
          Total Qualifying Capital            $74,694        $69,783        $68,435
 Risk Adjusted Assets - Balance Sheet         299,168        303,417        301,762
 Risk Adjusted Assets - Off Balance Sheet      13,886         13,172         12,941
          Total Risk Adjusted Assets         $313,054       $316,589       $314,703
 Ratios
     TIER I Capital to Risk Weighted Assets    22.61%         20.79%         20.50%
     Minimum Required September 30, 1997        4.00%
     Minimum Required December 31, 1996                        4.00%
     Minimum Required September 30, 1996                                      4.00%

     Total Capital to Risk Weighted Assets     23.86%         22.04%         21.75%
     Minimum Required December 31, 1996         8.00%
     Minimum Required December 31, 1995                        8.00%
     Minimum Required December 31, 1994                                       8.00%


(1) Allowable addition may not exceed 1.25 percent of Risk Adjusted Assets.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Part  II  -  Other Information

Item  1.     Legal Proceedings


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

    a.   Exhibits filed as part of this report - None

    b. No reports on Form 8-K were filed during the period ended September 30, 1997

CITIZENS AND NORTHERN CORPORATION  -  FORM  10 - Q


                                    SIGNATURE PAGE
                                    --------------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date NOV. 6, 1997                  /s/ CRAIG G. LITCHFIELD
                                  ------------------------
                                  Craig G. Litchfield
                                  President and Chief Executive Officer



Date NOV. 6, 1997                  /s/ JAMES W. SEIPLER
                                  ------------------------
                                  James W. Seipler
                                  Treasurer