Form 10-K405
period 1997-12-31
CITIZENS & NORTHERN CORP
filed 1998-03-27
CIK 810958

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                      COMMISSION FILE NO. 0-16084
  DECEMBER 31, 1997

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

                     COMMON STOCK, PAR VALUE $1.00 A SHARE

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The number of shares outstanding of the issuer's class of common stock as of March 1, 1998:

  $1.00 Par        5,114,229
    Value           Shares

    The aggregate market value of the registrant's common stock held by non-affiliates at March 1, 1998: $180,276,572 (a date within 60 days of the date hereof

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Excerpts from the Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of shareholders is incorporated herein by reference in partial response to Part III, hereof.

LOCATION IN FORM 10-K                                     INCORPORATED INFORMATION
--------------------------------------------------------  --------------------------------------------------------

PART II
--------------------------------------------------------
Item 5. Market for Registrant's Common Stock and Related  Page 42 of the Annual Report
        Stockholder Matters
Item 6. Selected Financial Data                           Pages 42 and 43 of the Annual Report
Item 7. Management's Discussion and Analysis of the       Page 27 through 44 of the Annual Report
        Financial Condition and Results of Operations
Item 7a Quantitative and Qualitative Disclosures about    Pages 39 and 40 of the Annual Report
        Market Risk
Item 8. Financial Statements and Supplementary Data       Pages 6 through 23 and 42 through 45 of the Annual
                                                          Report


PART III
--------------------------------------------------------
Item 10. Directors and Executive Officers of the          Page 2 through 5 of the Proxy Statement
         Registrant
Item 11. Executive Compensation                           Page 5 through 9 of the Proxy Statement
Item 12. Security Ownership of Certain Beneficial Owners  Page 3 through 5 of the Proxy Statement and Management
Item 13. Certain Relationships and Related Transactions   Page 21 of the Annual Report
                                                          Page 12 of the Proxy Statement

                Number of pages, not including Cover Page, is 11

                                     PART I

ITEM 1. BUSINESS

    The information appearing in the Annual Report under the caption "Description of Business" on page 45 is herein incorporated by reference.

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

ITEM 2. PROPERTIES

    Information relating to the location of banking offices is located on page 46 of the Annual Report of the Corporation and is herein incorporated by reference.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
       MATTERS

    The information appearing in the Annual Report under the caption "Quarterly Share Data" on page 42 and the "Summary of Quarterly Financial Data" on page 44 is herein incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The "Five Year Summary of Operations" on page 43 of the Annual Report is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information appearing in the Annual Report under the caption "Management's Discussion and Analysis of the Financial Condition and Results of Operations" on pages 27 through 44, is incorporated herein by reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Identification of Directors. The information appearing under the caption "Election of Directors" on pages 2 through 4 of the Corporation's Proxy Statement dated March 23, 1998, is herein incorporated by reference.

    (b) Identification of Executive Officers. The information appearing under the caption "Corporation's and Bank's Executive Officers" on pages 5 and 6 of the Corporation's Proxy Statement dated March 23, 1998, is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information appearing under the caption "Executive Compensation" on page 8 of the Corporation's Proxy Statement dated March 23, 1998, is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information appearing under the caption "Election of Directors" on pages 2 through 4 and under the caption "Corporation's and Bank's Executive Officers" on pages 5 through 7 of the Corporation's Proxy Statement is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

    Information appearing in footnote 13 to the Consolidated Financial Statements included on page 21 in the Annual Report is herein incorporated by reference.

    Information appearing under the caption "Certain Transactions" on page 12 of the Corporation's Proxy Statement is herein incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1). The following consolidated financial statements and reports are set forth in Item 8.

                                                                                           PAGE
                                                                                         ---------
Report of Independent Certified Public Accountants.....................................         24

Financial Statements:
  Consolidated Balance Sheet--December 31, 1997 and 1996...............................          6
  Consolidated Statement of Income--Years Ended December 31, 1997, 1996 and 1995.......          7
  Consolidated Statement of Changes in Stockholders' Equity --Years Ended December 31,
    1997, 1996 and 1995................................................................          8
  Consolidated Statement of Cash Flows--Years Ended December 31, 1997, 1996 and 1995...          9
  Notes to Consolidated Financial Statements...........................................       8-23

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

    (3). Exhibits (numbered as in Item 601 of Regulation S-K)

       2.  Plan of Acquisition, Reorganization, Arrangement,                   Not
           Liquidation or Succession                                    applicable
       3.  (i) Articles of Incorporation                                         *
       3.  (ii) Bylaws of the Registrant                                         *
       4.  Articles of Incorporation of the Registrant as Currently              *
           in effect
       9.  Voting Trust Agreement                                              Not
                                                                        applicable
      10.  Material Contracts                                                  Not
                                                                        applicable
      11.  Statement re Computation of Per Share Earnings                      Not
                                                                        applicable
      12.  Statements re Computation of Ratios                                 Not
                                                                        applicable
      13.  Annual Report to Shareholders
      16.  Letter re Change in Certifying Accountant                           Not
                                                                        applicable
      18.  Letter re Change in Accounting Principles                           Not
                                                                        applicable
      21.  List of Subsidiaries                                                 10
      22.  Published Report Regarding Matters Submitted to Vote of             Not
           Security Holders                                             applicable
      23.  Consents of Experts and Counsel                                     Not
                                                                        applicable
      24.  Power of Attorney                                                   Not
                                                                        applicable
      27.  Financial Data Schedules                                           None
      28.  Information from Reports Furnished to State Insurance               Not
           Regulatory Authorities                                       applicable
      99.  Additional Exhibits                                                 Not
                                                                        applicable

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

    *omitted in the interest of brevity

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CITIZENS & NORTHERN CORPORATION

        March 19, 1998                                                           /S/ CRAIG G. LITCHFIELD
     -------------------                                                     --------------------------------
             Date                                                                  Craig G. Litchfield
                                                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                   By:

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        March 19, 1998                                                             /S/ JAMES W. SEIPLER
     -------------------                                                     --------------------------------
             Date                                                                    James W. Seipler
                                                                   By:                  TREASURER

BOARD OF DIRECTORS

     /s/ J. ROBERT BOWER           /s/ JOHN H. MACAFEE
------------------------------
                              ------------------------------
       J. Robert Bower               John H. Macafee

     /s/ R. ROBERT DECAMP          /s/ LAWRENCE F. MASE
------------------------------
                              ------------------------------
       R. Robert DeCamp              Lawrence F. Mase

     /s/ R. JAMES DUNHAM           /s/ ROBERT J. MURPHY
------------------------------
                              ------------------------------
       R. James Dunham               Robert J. Murphy

   /s/ ADELBERT E. ELDRIDGE     /s/ EDWARD H. OWLETT, III
------------------------------
                              ------------------------------
     Adelbert E. Eldridge         Edward H. Owlett, III

    /s/ WILLIAM K. FRANCIS       /s/ F, DAVID PENNYPACKER
------------------------------
                              ------------------------------
      William K. Francis           F, David Pennypacker

      /s/ KARL W. KROECK           /s/ LEONARD SIMPSON
------------------------------
                              ------------------------------
        Karl W. Kroeck               Leonard Simpson

     /s/ EDWARD L. LEARN           /s/ DONALD E. TREAT
------------------------------
                              ------------------------------
       Edward L. Learn               Donald E. Treat

   /s/ CRAIG G. LITCHFIELD
------------------------------
     Craig G. Litchfield

                                 EXHIBIT INDEX

3.       (i) Articles of Incorporation of the Registrant as currently in effect are herein incorporated by reference to Exhibit D to Registrant's Form S-4, Registration
           Statement dated March 27, 1987.

3.        ii) Bylaws of the Registrant as currently in effect are herein incorporated by reference to Exhibit E to Registrant's Form S-4, Registration Statement dated March
           27, 1987

4.         Articles of Incorporation of the Registrant as currently in effect are herein incorporated by reference to Exhibit D to Registrant's Form S-4, Registration
           Statement dated March 27, 1987.

10.        Page 29 of Registrant's Form S-4, Registration Statement dated March 27, 1987, is herein incorporated by reference.

13.        Annual Report to Shareholders

21.        List of Subsidiaries

23.1       Consert of Parente, Orlando, Carey, & Associates