Form 10-Q
period 1998-03-31
CITIZENS & NORTHERN CORP
filed 1998-05-08
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                       OR

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

90-92 Main Street
Wellsboro, Pa. 16901
(Address of principal executive offices)(Zip code)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---    ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Title                                Outstanding
Common Stock ($1.00 par value)           5,220,083 Shares Issued and
                                           Outstanding April 1, 1998

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statement of Condition - March 31, 1998 and
December 31, 1997                                            Page 3

Consolidated Statement of Income - Three Months Ended
March 31, 1998 and March 31, 1997                            Page 4

Consolidated Statement of Cash Flows - Three Months Ended
March 31, 1998 and March 31, 1997                            Page 5

Notes to Consolidated Financial Statements                   Page 6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operation                           Pages 7 through 18

Item 3. Information About Market Risk                        Pages 15 Through 17

Part II. Other Information                                   Page 19

Item 1. Legal Proceedings

Items 2 and 3 have been omitted as they are not applicable to registrant.

Item 6. Exhibits and Reports on Form 8-K

Signatures                                                   Page 20


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET


                                                  Unaudited          Audited
(In Thousands)                                     March 31,       December 31,
                                                     1998             1997
                                                  ---------        ------------
ASSETS
Cash & Due From Banks                               $14,390           $13,449
Interest Bearing Deposits                               681               804
Available-for-Sale Securities:
 U.S. Treasury Securities                             2,538             2,538
 Securities of Other U.S. Government Agencies        65,822            74,449
 Mortgage Backed Securities                         113,759           129,190
 Obligations of States and Municipal Subdivisions    67,066            64,614
 Other Securities                                    47,016            35,796
  Total Available-for-Sale Securities               296,201           306,587
Held-to-Maturity Securities:
 U.S. Treasury Securities                               629               632
 Securities of Other U.S. Government Agencies           500               350
 Mortgage Backed Securities                             561               615
  Total Held-to-Maturity Securities                   1,690             1,597
Federal Funds Sold                                   17,000
Loans:
 Loans to Political Subdivisions                      5,903             5,975
 Other Loans                                        275,241           279,488
  Total Loans                                       281,144           285,463
  Less - Allowance for Possible Loan Losses          (4,750)           (4,913)
         Unearned Income                                (33)              (37)
         Loans, Net                                 276,361           280,513
Bank Premises and Equipment                           6,708             6,720
Other Real Estate                                       508               230
Accrued Interest on Bonds and Loans                   3,770             4,808
Other Assets                                            975               645
TOTAL ASSETS                                       $618,284          $615,353
LIABILITIES
Deposits:
 Demand                                             $48,117           $46,916
 Interest Checking                                   36,377            40,880
 Money Market                                       106,167           104,894
 Savings                                             45,595            45,332
 Other Time                                         201,678           204,234
  Total Deposits                                    437,934           442,256
Dividends Payable                                     1,023             1,013
Borrowed Funds                                       50,657            40,661
Federal Funds Purchased                                                10,000
Securities Sold Under Agreement to Repurchase        34,400            29,800
Other Liabilities                                     7,171             6,088
TOTAL LIABILITIES                                   531,185           529,818

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share              5,220             5,168
 Authorized 10,000,000; Issued 5,220,083
 and 5,168,354  in 1998 and 1997, respectively
Stock Dividend Distributable                                            1,706
Paid in Capital                                      15,460            13,799
Retained Earnings                                    54,176            52,519
  Total                                              74,856            73,192
Unrealized Gains on Available-for-Sale Securities    13,230            13,335
Less: Treasury Stock at Cost
 105,804  shares at  March 31, 1998                    (987)
 105,311  shares at  December 31, 1997                                   (992)
TOTAL SHAREHOLDERS' EQUITY                           87,099            85,535
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $618,284          $615,353



The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

                                                                 Three Months Ended
CONSOLIDATED STATEMENT OF INCOME                                      March 31,
(In Thousands) (Unaudited)                                       ------------------
                                                                  1998         1997
                                                                 Current   (Prior Year)
                                                                 -------   -----------
INTEREST INCOME
 Interest and Fees on Loans                                        $7,013      $6,999
 Interest on Balances with Depository Institutions                     10           9
 Interest on Loans to Political Subdivisions                           89          94
 Interest on Federal Funds Sold                                        60          56
 Income from Available-for-Sale and
  Held-to-Maturity Securities:
  Taxable                                                           3,545       3,635
  Tax Exempt                                                          928         859
  Dividends                                                           228         207
 Total Interest and Dividend Income                                11,873      11,859
INTEREST EXPENSE
 Interest on Deposits                                               4,494       4,419
 Interest on Other Borrowings                                       1,230       1,318
 Total Interest Expense                                             5,724       5,737
 Interest Margin                                                    6,149       6,122

 Provision for Possible Loan Losses                                   191         181
 Interest Margin After Provision for Possible Loan Losses           5,958       5,941
OTHER INCOME
 Service Charges on Deposit Accounts                                  250         266
 Service Charges and Fees                                              77          59
 Trust Department Income                                              316         261
 Insurance Commissions, Fees and Premiums                             102         109
 Other Operating Income                                                21          44
 Total Other Income Before Realized Gains on Securities, Net          766         739
 Realized Gains on Securities, (Net)                                  754         787
 Total Other Income                                                 1,520       1,526
OTHER EXPENSES
 Salaries and Wages                                                 1,599       1,496
 Pensions and Other Employee Benefits                                 442         469
 Occupancy Expense, Net                                               200         172
 Furniture and Equipment Expense                                      194         162
 Other Operating Expense                                            1,502       1,504
 Total Other Expenses                                               3,937       3,803
 Income Before Income Tax Provision                                 3,541       3,664
 Income Tax Provision                                                 860         901
NET INCOME                                                         $2,681      $2,763

PER SHARE DATA:
Net Income - Basic                                                  $0.52       $0.54
Net Income - Diluted                                                $0.52       $0.54
Dividend Per Share                                                  $0.20       $0.18
Number Shares Used in Computation - Basic                       5,114,145   5,113,084
Number Shares Used in Computation - Diluted                     5,123,042   5,115,489
Number Shares Issued                                            5,220,038   5,168,354
Number Shares Authorized                                       10,000,000  10,000,000
Dividends Actually Paid                                             $0.20       $0.18

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net Income                                                         $2,681      $2,763
Other Comprehensive Income (Loss):
 Unrealized Holding Gains on Available-for-Sale Securities
  Gains (Losses) arising during the year                              595      (3,414)
  Reclassification Adjustment                                        (754)       (787)
Other Comprehensive Income (Loss)  before Income Tax                 (159)     (4,201)
Income Tax related to Other Comprehensive Income (Loss)                54       1,428
Other Comprehensive Income (Loss)                                    (105)     (2,773)
Comprehensive Income (Loss)                                        $2,576        ($10)

The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS


(In Thousands)                                                        Three Months Ended
                                                                --------------------------------
                                                                March 31, 1998    March 31, 1997
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                          2,681            2,763
 Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
 Provision for Possible Loan Losses                                    191              181
 Realized (Gain), on Available-for-Sale and
  Held-to-Maturity Securities, Net                                    (754)            (787)
 Provision for Depreciation                                            193              164
 Accretion and Amortization                                            157              153
 Deferred Income Tax                                                   (39)             (61)
(Increase) Decrease in Accrued Interest
   Receivable and Other Assets                                         708             (914)
 Increase Accrued Interest Payable and Other Liabilities             1,187            2,655
 Net Cash Provided by Operating Activities                           4,324            4,154
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the Maturity of Held-to-Maturity Securities              55              142
 Purchase of Held-to-Maturity Securities                              (150)            (100)
 Proceeds from Sales of Available-for-Sale Securities               28,201           13,811
 Proceeds from Maturities of Available-for-Sale Securities          44,550           12,474
 Purchase of Available-for-Sale Securities                         (61,927)         (21,740)
 Net (Increase) Decrease in Loans                                    3,961           (2,314)
 Purchase of Premises and Equipment                                   (181)             (47)
 Sale of Foreclosed Assets                                               5              162
 Purchase of Other Real Estate                                        (283)
    Net Cash Used in Investing Activities                           14,231            2,388
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Increase in Deposits                                           (4,322)            2,184
 Increase (Decrease) in Short Term Borrowings                       (5,400)            2,000
 Proceeds from (Repayment of) Long Term Borrowings                   9,996            (9,002)
 Increase in Federal Funds Sold                                    (17,000)
 Sale of Treasury Stock                                                 12
 Dividends Declared                                                 (1,023)             (911)
    Net Cash Provided by Financing Activities                      (17,737)           (5,729)
INCREASE  IN CASH  AND CASH EQUIVALENTS                                818               813
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       $14,253            14,975
CASH AND CASH EQUIVALENTS, END OF YEAR                             $15,071           $15,788
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest Paid                                                       4,477             6,660
 Income Taxes Paid                                                     855                73



The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

Notes to Consolidated Financial Statements


1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1997, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and changes in financial position for the interim periods.

Results reported for the three-month period ended March 31, 1998 may not be indicative of the results for the year ended December 31, 1998.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.


2. New Statement of Financial Accounting Standards

SFAS No. 130 "Reporting Comprehensive Income", adopted in 1997, is effective for all fiscal years beginning after December 15, 1997, and as such, it will be effective for reporting periods in 1998. Comprehensive income includes all changes in equity during a period from transactions and events from nonowner sources. Before SFAS No. 130, some elements of comprehensive income were presented in the income statement and others were reported in the equity section of the statement of financial position. All elements now are required to be brought together in a single amount of comprehensive income.

SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" was also adopted in 1997. SFAS No. 131 establishes standards for disclosures about products, services, geographic areas and major customers. The standard is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will not have a material effect on Citizens and Northern's financial condition or results of operations.

SFAS No. 132 "Employers' Disclosure About Pensions and other Post Retirement Benefits" was adopted in January 1998. SFAS No. 132 revises current note disclosure requirements for employers' pensions and other retiree benefits. It does not address recognition or measurement issues. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 will not have a material effect on Citizens and Northern's financial condition or results of operations.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EARNINGS OVERVIEW

Net after-tax income for the three month period ended March 31, 1998 amounted to $2,681 million or $.52 per share (on a basic and diluted basis). This compares to $2,763 million or $.54 per share (on a basic and diluted basis) for the same period in 1997. Total assets at March 31, 1998 were $618,300 million compared to total assets at March 31, 1997 of $605,700 million.

Results for the first quarter of 1998 were in-line with management's expectations that net income for the first quarter of 1998 would be about the same as that of the first quarter of 1997. These expectations are contingent upon the current interest rate environment and could change if interest rates increase or decrease dramatically.

NET INTEREST MARGIN
Net interest margin or net interest income is the dollar amount of difference between all interest income received and interest expense paid. The net interest spread or interest margin is the difference, stated as a percentage, between the average rate received on all interest-earning assets and the average rate paid on all interest-bearing liabilities.

Net interest income for the three months ended March 31, 1998 remained nearly unchanged when compared to the same three-month period in 1997. Respectively, gross interest income for the periods ended March 31, 1998 and March 31, 1997 amounted to $11,873,000 and $11,859,000. Gross interest expense for the same periods amounted to $5,724,000 and $5,737,000. Gross interest income and gross interest expense for the three months ended December 31, 1997 totaled $12,319,000 and $5,843,000, respectively. The increase in both numbers when compared to the quarter ended March 31, 1998 can be attributed in a large part to the two additional days in the last quarter of 1997. Average interest-bearing assets for the three months ended March 31, 1998 and March 31, 1997 were, respectively, $575,846,000 and $576,614,000. Average earning assets for the three months ended December 31, 1997 were $580,120,000. Average interest-bearing liabilities for the three-month periods ended March 31, 1998, December 31, 1997 and March 31, 1997 amounted to $478,878,000, $481,281,000 and $484,239,000, respectively.

The composition of interest-bearing assets and interest-bearing liabilities has not changed significantly since March 31, 1997, with the exception of borrowed funds. Average borrowed funds for the quarter ended March 31, 1997 and March 31, 1998 were $83,514,000 and $96,613,000, respectively. The decline in average borrowed funds between the periods ended March 31, 1997 and March 31, 1998 is due to a very narrow interest differential between long and short term interest rates, thereby eliminating funding opportunities with spreads large enough to compensate for risk.

The net interest spread, the difference between total interest earned on all earning assets and the interest paid on all interest-bearing liabilities, was
3.51 percent, 3.54 percent and 3.40 percent for the three months ended March 31, 1998, March 31, 1997 and December 31, 1997, respectively. On March 2, 1998 management lowered its prime lending rate from 8.50 percent to 8.25 percent, offsetting the decrease with a reduction in rates paid on long-term certificates of deposit. Management expects that the net interest spread for the balance of 1998 will remain in the 3.40 percent to 3.50 percent range and that net interest income will approximate that of 1997.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Table I - Average Daily Balances and Rates


                                                                      Rate of            Rate of                Rate of
(In Thousands)                                                        Return/            Return/                Return/
                                                                      Cost of            Cost of                Cost of
                                                                        Funds              Funds                  Funds
                                                                --------------     ---------------       ---------------
EARNING ASSETS                                                    03/31/98  %        12/31/97   %          03/31/97   %
                                                                ---------- ---     ----------- ---       ----------- ---
Available-for-Sale Securities:
 U. S. Treasury Securities                                        $2,519    6.12       $2,514     5.53     $2,505    5.18
 Securities of Other U.S. Government Agencies and                 75,798    7.15       41,968     7.15     31,808    6.99
  Corporations
 Mortgage Backed Securities                                      117,549    6.74      163,942     6.75    181,750    6.73
 Obligations of States and Political Subdivisions                 62,498    6.02       59,554     6.04     56,170    6.20
 Stock                                                            16,639    5.53       15,039     5.81     15,313    5.48
 Other Securities                                                 10,529    7.16        4,536     1.15      3,340    2.06
  Total Available-for-Sale Securities                            285,532    6.63      287,553     6.51    290,886    6.52
Held-to-Maturity Securities:
 U. S. Treasury Securities                                           630    7.72          601     5.66        599    6.77
 Securities of Other U. S.  Government Agencies and                  450    7.21          297     7.41        133    6.66
  Corporations
 Mortgage Backed Securities                                          584    7.64          689     7.55        745    7.62
  Total Held-to-Maturity Securities                                1,664    7.56        1,587     6.81      1,477    7.14
Interest-bearing Due from Banks                                      619    6.55          795     6.79        548    6.66
Federal Funds Sold                                                 4,838    5.03        6,132     5.45      4,273    5.32
Loans:
 Real Estate Loans                                               224,614    8.98      223,510     9.05    220,166    9.04
 Consumer                                                         31,853   19.80       32,293    20.08     32,672   19.96
 Agricultural                                                      2,481   10.13        2,689    10.12      2,770    9.96
 Commercial/Industrial                                            17,367    9.43       16,743     9.59     16,875    9.61
 Other                                                               745    7.62          754     8.22        520    7.80
 Political Subdivisions                                            5,918    6.10        6,355     6.15      6,198    6.15
 Leases                                                              215    7.55          236     7.63        229    5.31
  Total Loans                                                    283,193   10.17      282,580    10.28    279,430   10.29
  Total Earning Assets                                           575,846    8.36      578,647     8.34    576,614    8.34

Cash                                                              12,105               12,228              11,918
Securities Valuation Reserve                                      20,035                9,907               8,667
Allowance for Possible Loan Losses                                (4,946)              (4,844)             (4,769)
Other Assets                                                       5,454                5,745               6,492
Bank Premises & Equipment                                          6,773                6,594               6,555
Total Assets                                                    $615,267             $608,277            $605,477

INTEREST-BEARING LIABILITIES
Interest Checking                                                $36,537    2.45      $38,334     2.47    $38,341    2.45
Money Market                                                     107,914    4.56      107,287     4.55    104,125    4.56
Savings                                                           45,212    2.48       46,338     2.48     46,297    2.48
Certificates of Deposit                                          121,516    5.54      119,226     5.49    117,522    5.46
Individual Retirement Accounts                                    79,597    5.65       78,662     5.99     78,927    5.86
Other Time Deposits                                                1,927    2.74        2,223     2.52      1,947    2.71
Federal Funds Purchased                                            2,661    8.69          663     4.98        467    6.08
Other Borrowed Funds                                              83,514    5.70       88,548     5.63     96,613    5.50
Total Interest-bearing Liabilities                               478,878    4.85      481,281     4.84    484,239    4.80
Demand Deposits                                                   42,392               42,780              41,149
Other Liabilities                                                  7,756                8,211               8,769
  TOTAL LIABILITIES                                              529,026              532,272             534,157
Stockholders' Equity                                              72,906               69,440              65,599
Securities Valuation Reserve                                      13,335                6,565               5,721
Total Liabilities and Stockholders' Equity                      $615,267             $608,277            $605,477

Interest Rate Spread                                                        3.51                  3.50               3.54



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Table II - Effect of Volume and Rate Changes in Interest
Income and Interest Expense



                                                                     Three-Month Periods Ended March 31, 1998/1997
                                                                     ---------------------------------------------
(In Thousands)                                                              Change in     Change in      Total
                                                                              Volume         Rate        Change
                                                                     ---------------------------------------------
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                                                  $6           $6
   Securities of Other U.S. Government Agencies and Corporations                $775          13          788
   Mortgage Backed Securities                                                 (1,068)          9       (1,059)
   Obligations of States and Political Subdivisions                               93         (24)          69
   Stock                                                                          18           2           20
   Other Securities                                                               79          90          169
      Total Available-for-Sale Securities                                       (103)         96           (7)
Held-to-Maturity Securities:
   U. S. Treasury Securities                                                       1           1            2
   Securities of Other U.S. Government Agencies and Corporations                   6           0            6
   Mortgage Backed Securities                                                     (3)          0           (3)
      Total Held-to-Maturity Securities                                            4           1            5
Interest-bearing Due from Banks                                                    1          (0)           1
Federal Funds Sold                                                                 7          (3)           4
Loans:
   Real Estate Loans                                                              98         (32)          66
   Consumer                                                                      (40)        (13)         (53)
   Agricultural                                                                   (7)          1           (6)
   Commercial/Industrial                                                          11          (7)           4
   Other                                                                           4          (0)           4
   Political Subdivisions                                                         (4)         (1)          (5)
   Leases                                                                         (0)          1            1
      Total Loans                                                                   62         (51)        11
Total Interest Income                                                            (29)         43           14

INTEREST- BEARING LIABILITIES
Interest Checking                                                                (11)         (0)         (11)
Money Market                                                                      43           0           43
Savings                                                                           (7)          1           (6)
Certificates of Deposit                                                           54          26           80
Individual Retirement Accounts                                                    10         (41)         (31)
Other Time Deposits                                                               (0)          0            0
Federal Funds Purchased                                                           46           4           50
Other Borrowed Funds                                                            (186)         48         (138)
Total Interest Expense                                                           (51)         38          (13)

NET INTEREST INCOME                                                              $22          $5          $27


The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Allowance for Possible Loan Losses is a reserve established by management and the Board of Directors, which they believe will absorb future loan losses based on management's assessment of the quality and volume of the loan portfolio. The assessment is performed on an ongoing basis and reviewed by the board of Directors quarterly.

The quarterly review process is performed by a loan quality committee consisting of the President, Chief Financial Officer, Executive Vice-Presidents in charge of loans and branch administration and monitored by the Corporation's auditor. The committee reviews the "Watch List" (a collection of loans that have had a history of delinquency), past due reports, nonperforming loans and historical information related to charge-offs and recoveries by loan category.

The reserve balance is then allocated across the various loan categories to determine the unallocated or excess reserve balance. The allocation is performed using two different methods. The first method, a historical method based on five years of information, calculates the ratio of average losses by type to the average outstanding balance by type. The ratio is then applied to the current outstanding balance of the various loan categories to determine the amount of reserve to be allocated to the loan category. In addition to the historical calculated amount, at times the committee will add additional amounts to the calculated total if it is aware of a particular problem or the five-year average is not representative of current conditions. The second allocation method extracts loans by a quality rating system. The ratings are substandard, doubtful and loss. Regulatory guidelines are then applied: 15 percent of the substandard category, 50 percent of the doubtful classification and 100 percent of the loss category loans.

Other factors used to measure the level of the reserve are loan growth, economic conditions of the market area and peer group comparisons.

The following tables present current and historical information on the loan portfolio and the Reserve for Possible Loan Losses.

TABLE III
Reserve for Possible Loan
Losses - Reconciliation


                                 Estimated     Actual      Actual      Actual      Actual       Actual
                                  Dec. 31,     Mar. 31,    Dec. 31,    Dec. 31,    Dec. 31,      Dec 31,
                                   1998         1998        1997        1996        1995         1994
                                 ---------     ------      ------      ------      ------       ------

Beginning Balance January 1,    $4,913,334   $4,913,334  $4,775,960  $4,579,210  $4,228,741   $3,816,982

Provision Charged to Earnings      763,416      190,854     797,032     700,500     736,500      737,496

Year-to-Date Recoveries            125,000       32,132     124,407     167,926     187,473      194,312

Year-to-Date Charge-offs          (900,000)    (385,976)   (784,065)   (671,676)   (573,504)    (520,049)

Ending Balance                  $4,901,750   $4,750,344  $4,913,334  $4,775,960  $4,579,210   $4,228,741


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


TABLE IV - FIVE YEAR HISTORY OF LOAN LOSSES       Projected
(In Thousands)                                       1998         1997     1996      1995       1994       1993     AVERAGE
                                                     ----         ----     ----      ----       ----       ----     -------
Net Loans  *                                       298,838      285,426   278,597   264,182    258,472    238,755    265,086
Net Charge-offs                                        775          660       504       387        326        247        425
Allowance for Possible Loan Losses Balance           4,906        4,913     4,776     4,579      4,229      3,817      4,463
Provision for Loan Losses Charged to Earnings          768          797       701       737        737        708        736
Earnings                                             9,876       10,107     9,255     7,866      7,494      8,127      8,570
Earnings Coverage of Net Charge-offs                  12.7 x       15.3 x    18.4 x    20.3 x     23.0 x     32.9 x       22
Allowance Coverage of Net Charge-offs                  6.3 x        7.4 x     9.5 x    11.8 x     13.0 x     15.5 x       11
Loans Ninety Days or More Past Due and
    Still Accruing                                   2,925        2,900     2,994     2,915      2,743      2,899      2,890
Net Charge-offs as a Percent of the Provision        100.9%        82.8 %    71.9 %    52.5 %     44.2 %     34.9 %       57
Year-End Nonperforming Loans                         1,200        1,412       864       279        624        843        804
Allowance as a Percentage of Gross Loans: *
Bank   (1) March 31, 1998                             1.69%        1.72 %    1.71 %    1.73 %     1.64 %     1.60 %        2
Peer Group  (2) December 31, 1997                     1.50%        1.43 %    1.50 %    1.61 %     1.65 %     1.82 %        2


----------
* Gross Loans less Unearned Discount

TABLE V - Reserve Allocation - Historical


                                               Est.
           LOAN CLASSIFICATION                 1998     1997    1996    1995     1994     1993   Average
           -------------------                 ----     ----    ----    ----     ----     ----   -------
Commercial, Agricultural, Municipal & Other   30,338   25,751   30,054  26,481   22,794   26,530  26,322  0.00115 X  30,338 =    35
Real Estate - Mortgage                       225,000  220,358  215,123 201,350  195,688  172,756 201,055  0.00043 X 225,000 =    97
Credit Card & Related Plans                   10,000    9,084    8,902   9,934    9,896    9,212   9,406  0.01667 X  10,000 =   440
All Other Loans to Individuals                33,500   30,270   24,518  26,417   30,094   30,282  28,316  0.00587 X  33,500 =   262
Total Loans                                  298,838  285,463  278,597 264,182  258,472  238,780 265,099  0.00166   298,838
Letter of Credit Commitments                   5,500    5,012    5,106   2,633    4,415    5,046   4,442  0.00115 X   5,500 =     6
All Other Commitments
Consumer                                      30,000   27,728   28,049  24,811   24,202   23,323  25,623  0.00587 X  30,000 =   176
Mortgage                                      11,000   10,497    5,802   7,276    9,566    9,466   8,521  0.00043 X  11,000 =     5
Commercial                                    13,000   13,045   10,825  10,201    9,901    9,790  10,752  0.00115 X  13,000 =    15
Impaired Loans                                   500      274      113     228                                                  500
Total Allocated                                                                                                               1,536
Unallocated                                                                                                                   3,377
Reserve Balance                                                                                                               4,913




The reserve balance allocation ratio is determined using the six-year average net charge-offs divided by the six-year average loan balance by type.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


TABLE VI -Reserve Allocation Based on Regulatory Standards              March 31, 1998
Loan Classifications
--------------------------------------------------------------------------------------
Substandard  15 %                                                        1,182,389
Doubtful  50 %                                                             313,728
Loss 100 %                                                                 340,258
FASB 114 Allocation                                                        333,043
--------------------------------------------------------------------------------------
Required Reserve                                                         2,169,419
Unallocated                                                              2,581,502
--------------------------------------------------------------------------------------
Total Reserve                                                            4,750,921
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                                  Three-Month Periods Ended
TABLE VII - COMPARISON OF NONINTEREST INCOME      -------------------------
(In Thousands)                                    March 31,       March 31,           %               $
                                                    1998            1997           Change          Change
                                                  ---------       --------         ------          ------
Service Charges on Deposit Accounts                 $250            $266          (0.06)           ($16)
Service Charges and Fees                              77              59           0.31              18
Trust Department Income                              316             261           0.21              55
Insurance Commissions, Fees and Premiums             102             109          (0.06)             (7)
Other Operating Income                                21              44          (0.52)            (23)
Total Other Operating Income before Realized
  Gains (Losses) on Securities, Net                  766             739           0.04              27
Realized Gains (Losses) on Securities, Net           754             787          (0.04)            (33)
Total Other Income                                $1,520          $1,526           0.00             $(6)

Total Other Operating Income increased 3.6 percent or $27,000 during the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997. Categories of Other Operating Income include Service Charges on Deposit Accounts, Other Service Charges and Fees, Trust Department Income, Bucktail Life Insurance Co. Premiums and Other Operating Income.

Service Charges on Deposit Accounts, consisting of account activity charges and overdraft charges, has declined slightly during the past two years. Normally, income generated from deposit accounts on a quarterly basis would average somewhere between $275,000 and $285,000. During the past two consecutive quarters it has averaged about $258,000. The decrease is due to a decline in the number of daily overdrafts and an increase in the number of customers utilizing Money Market Accounts and payroll accounts.

Payroll accounts are free if direct deposit is utilized; the total number of accounts has increased by nearly 500 since March 31, 1997.

Service Charges and Fees, consisting of debit card fees, credit card annual fees, official check sales and check cashing fees, increased just over $18,000 or 31 percent when comparing the quarters ended March 31, 1998 and March 31, 1997. When comparing the quarters ended March 31, 1998 and December 31, 1997, Service Charges and Fees increased only minimally at $6,000.

Trust Department Income for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997 amounted to $316,000, $261,000 and $230,000, respectively. The significant increase posted during the first quarter of 1998 is directly related to the amount of trust assets under management. For the periods ended March 31, 1998, March 31, 1997 and December 31, 1997, trust assets under management amounted to $252,926, $195,609 and $229,500, respectively. The growth in trust assets is the result of an aggressive sales program and increases in the market values of account holdings.

Insurance Commissions, Fees and Premiums decreased $7,000 when comparing the quarters ended March 31, 1998 and March 31, 1997 and $17,000 when comparing the quarters ended March 31, 1998 and December 31, 1997. The decrease is the result of a lack of loan activity and alternate sources of credit life and accident and health insurance.

Other Operating Income is made up primarily of safe deposit box rentals, earnings or losses on the "Supplemental Employees Retirement Plan" ("SERP") and gains received on the sale of bank assets. The amounts reflected for the quarters ended March 31, 1998, March 31, 1997 and December 31, 1997 were $21,000, $44,000 and $2,000, respectively. The fluctuation in the recorded amounts is due to the timing of the posting of "SERP" income and the variance in "SERP" income caused by fluctuations in the balance of the "SERP" plan. Normally, Other Operating Income will average $12,000 to $15,000 per quarter.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                                                  Three-Month Periods Ended
TABLE VIII- COMPARISON OF NONINTEREST EXPENSE     -------------------------
                                                  March 31,     March 31,       $           %
                                                   1998           1997        Change      Change
                                                  ---------     ---------     ------      ------
(In Thousands)
Salaries and Wages                                 1,599         1,496         103         6.89
Pensions and Other Employee Benefits                 442           469         (27)       (5.76)
Occupancy Expense, Net                               200           172          28        16.28
Furniture and Equipment Expense                      194           162          32        19.75
Other Operating Expense                            1,502         1,504          (2)       (0.13)
Total Other Expense                                3,937         3,803         134         3.52



Salaries and Wages increased 6.8 percent or $103,000 during the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997. The increase is the result of annual merit raises as the number of full time equivalent employees ranges between 203 to 205. When comparing the salaries and wage totals for the quarters ended March 31, 1998 and December 31, 1997, the increase amounted to $83,000 or just over 5 percent.

Pensions and Other Employee Benefits consists primarily of social security taxes, group life and health insurance, contributions to the 401 (k) plan and pension expense. The cost of Pensions and Other Employee Benefits declined $27,000 or nearly 6 percent when comparing the quarters ended March 31, 1998 and March 31, 1997. The contributing factor to the decrease was the retirement of the President and CEO and the associated retirement payments made during the first quarter of 1997. When comparing the quarters ended March 31, 1998 and December 31, 1997, the wages and benefits expense increased slightly at $17,000 or 4 percent.

Occupancy Expense, consisting of insurance, maintenance, real estate taxes, depreciation and other utilities, increased 16 percent or $28,000 when comparing the quarters ended March 1998 and March 1997. The increase was due to the replacement of roofs on two branch offices and an extensive remodeling of one of the branch locations. An adjacent property was also purchased at our Wellsboro location at a cost of $75,000. When comparing the first quarter of 1998 to the fourth quarter of 1997 the increase amounted to $9,000.

Furniture and Equipment Expense has also increased $32,000 or 19 percent when comparing the March 1998 quarter to the March 1997 quarter. The increase is due to the replacement of several vehicles and the purchases of a statement folder inserter and a new data card machine. The combined cost of the data card machine and the folder inserter was in excess of $150,000. A comparison of the quarters ended March 31, 1998 and December 31, 1997 reflects a decline of $16,000; however, it is expected that for the balance of 1998 equipment maintenance will increase significantly with the recent installation of eight ATMs.

Other Operating Expense is comprised of several components. The largest components are the Pennsylvania Shares Tax and credit card expense; combined they constitute just over half of Other Operating Expense. Those components posted significant increases between the quarters being compared. Credit card costs increased $53,000 due primarily to an increase in ATM interchange fees. The Pennsylvania Shares Tax, which is a tax on the Bank's capital, also increased $16,000. Other Operating Expense for the quarter ended March 31, 1997 included losses on the sale of other real estate amounting to $53,000. Had those losses not been recorded, the change between the comparable quarters would have amounted to an increase of about 3 percent during the quarter ended March 31, 1998. A comparison of the quarters ended March 31, 1998 and December 31, 1997 reflects a minimal increase of just over 1 percent. The Corporation continually monitors Other Operating Expense and has been successful in holding those expenses to a minimum.

Realized Securities Gains amounted to $754,000 during the first quarter of 1998. This compares to gains amounting to $787,000 during the same period in 1997. The gains result from the sale of equity investments in banks and bank holding companies located primarily in Pennsylvania. The equities are sold when management and the Board of Directors feel that the stocks have become over valued or the price has increased significantly due to mergers or merger speculation. Gains taken also increase the return on the equity investments which are somewhat lower than the balance of the portfolio. During the fourth quarter of 1997, Realized Gains on the Sale of Available-for-Sale Securities amounted to $132,000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

STATEMENT  OF CONDITION

Average total assets of the Corporation were $615,267,000 and $605,477,000 for the three-month periods ended March 31, 1998 and March 31, 1997, respectively. Excluding the unrealized gains on available-for-sale securities which amounted to $20,035,000 at March 31, 1998 and $8,667,000 at March 31, 1997, the average total assets of the Corporation were $595,232,000 and $596,810,000, respectively. Average assets for the year ended December 31, 1997 amounted to $608,277,000 and $598,370,000 with unrealized securities gains excluded.

The asset structure of the Corporation changed very little during the periods being compared; average available-for sale securities decreased $5,354,000 and average gross loans increased $3,763,000 when comparing the quarters ended March 31, 1998 and March 31, 1997. Average total available-for-sale investments and average gross loans for the year ended December 31, 1997 were $287,553,000 and $282,580,000, respectively, reflecting very little change from the comparable quarters. The mix of components making up the portfolio of available-for-sale investments did change somewhat as interest rates began to decline during the fourth quarter of 1997. As rates declined, prepayments on mortgage-backed investments increased by about 35 percent. Those prepayments were reinvested in
U. S. Agency investments, primarily Federal Home Loan Bank securities. The composition of the loan portfolio changed slightly as mortgage prepayments increased slightly and competition from third-party mortgage vendors offering lower rates and fees became a factor.

The return on those earning assets has not changed significantly. The average rate of return on earning assets for the quarters ended March 31, 1998, March 31, 1997 and the year ended December 31, 1997 were 8.36 percent, 8.34 percent and 8.34 percent, respectively.

The liability side of the balance sheet saw deposit growth slow during the latter half of 1997. Average total deposits for the three months ended March 31, 1998 amounted to $435,095,000 or less than 1 percent growth over year-end 1997. Average deposits increased one and one half percent when comparing the quarter ended March 31, 1997 and March 31, 1998. Deposit growth has centered around money market accounts and certificates of deposit as other deposit categories remain flat. Average borrowed funds have declined 11 percent at March 31, 1998 when compared to March 31, 1997. The decline is the result of a flat yield curve with very few leveraging opportunities.

The average rates paid on interest-bearing liabilities also did not change significantly. The average rates paid for the periods ended March 31, 1998, March 31, 1997 and December 31, 1997 were 4.85 percent, 4.84 percent and 4.80 percent, respectively.

Management expects that 1998 will bring continued competition for deposits from credit unions, brokerage houses and other nonbank competitors and it will continue to look for innovative deposit products to hold current customers and attract new business.

LIQUIDITY

Liquidity is the ability to raise cash quickly and at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, to compensate for unforeseen deposit fluctuations and to fund unexpected loan demand. Daily deposit decreases normally do not exceed $4,000,000 to $6,000,000 and new loan advances average less than $100,000 per day net of loan repayments.

In addition to the daily sources of cash, such as loan repayments, amortization of mortgage-backed investments, maturing bonds and deposit growth, the Corporation has several additional sources of liquidity: the sale of assets (primarily investment securities), short-term or long-term borrowing. Sources of borrowing include the Federal Home Loan Bank of Pittsburgh and several correspondent bank relationships.

INTEREST RATE RISK AND MARKET RISK

The risk that arises from changes in interest rates is an inherent factor in operating a bank. The risk associated with changes in interest rates is two fold: the risk to earnings and the risk to the market values of assets and liabilities.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

 From an earnings risk perspective, an asset sensitive institution (positive gap) will normally benefit from rising rates and a liability sensitive (negative gap) will benefit from falling interest rates. Citizens & Northern Corporation uses a simulation model that calculates earnings under varying interest rate shock scenarios, most commonly up 100, 200 and 300 basis points and the same rate scenarios in a falling rate environment. The Asset and Liability Committee and the Board of Directors have established a 20 percent decrease in net interest income as a parameter at a 200 basis point (2 percent) increase in interest rates. The model is run monthly using the current maturity schedule of the Corporation's assets and liabilities and certain prepayment assumptions.

The risk associated with interest rate increases and decreases as they relate to the market value of the assets and liabilities of the Corporation are also calculated using the same model and the same rate shock of plus and minus 100, 200, and 300 basis point swings in rates. Market values are estimated by applying present value calculations to the Corporation's balance sheet and the associated maturity schedule. The Asset and Liability Committee and Board of Directors have also imposed a market loss limit of 25 percent at a 200 basis point rate shock.

The model utilized to create Table IX makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates which could result in significant differences in the calculation of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

TABLE IX - EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
NIM = Net Interest Margin
MVPE = Market Value of Portfolio Equity


(In Thousands)               At March 31, 1999                   At March 31, 1998
                    ----------------------------------    ---------------------------------
                                 Estimated   Estimated                Estimated   Estimated
  Change in         Estimated    Change in   Change in    Estimated   Change in   Change in
Interest Rates        NIM         NIM         NIM           MVPE        MVPE        MVPE
                    ---------   ----------  ----------    ---------   ---------   ---------
(Basis Points)         $           $           %                          $           %
  Plus 300           20,334     (2,927)     -12.58         57,765     (22,882)      -28.37
  Plus 200           21,312     (1,949)      -8.38         65,603     (15,044)      -18.65
  Plus 100           22,249     (1,012)      -4.35         73,501      (7,146)       -8.86
    Flat             23,261                                80,647
  Minus 100          23,926        665        2.86         90,368       9,721       12.05
  Minus 200          24,551      1,290        5.55         98,540      17,893       22.19
  Minus 300          25,158      1,897        8.16        106,982      26,335       32.65


EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists of restricted stock, primarily of the Federal Home Loan Bank of Pittsburgh ("FHLB") and investments in stock of banks and bank holding companies located mainly in Pennsylvania.

FHLB stock can only be sold back to the FHLB or to another member institution at par value. Accordingly, the Corporation's investment in FHLB stock is carried at cost, which equals par value, and is evaluated for impairment. Factors that might cause FHLB stock to become impaired are primarily regulatory in nature and are related to potential problems in the residential lending market; for example, the FHLB may be required to make dividend or other payments to the Financing Corporation, the Resolution Funding Corporation, or other entities, in amounts that could exceed the FHLB's total equity.

Investments in bank stocks are subject to the risk factors that affect the banking industry in general, including competition from nonbank entities, credit risk, interest rate risk and other factors, that could result in a decline in market prices. Also, losses could occur in individual stock held by the Corporation because of specific circumstances related to each bank. Further, since the stocks held are bank and bank holding companies concentrated in Pennsylvania, these investments could decline in market value if there is a downturn in the state's economy.

Equity securities held as of March 31, 1998 and March 31, 1997 are as follows:

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE X -  EQUITY SECURITIES

                                                                                Hypothetical  Hypothetical
                                                                                10 % Decline  20 % Decline
                                                                                     In            In
(In Thousands)                                                          Fair        Market        Market
At March 31, 1998                                           Cost        Value       Value         Value
-----------------                                           ----        -----   ------------- -------------
Bank & Bank Holding Companies                              12,554       29,667       (2,967)     (5,933)
Fed. Home Loan Bank and Other Restricted Stocks             4,152        4,152         (415)       (830)
Total                                                      16,706       33,819       (3,382)     (6,763)



                                                                                Hypothetical  Hypothetical
                                                                                10 % Decline  20 % Decline
                                                                                     In            In
(In Thousands)                                                          Fair        Market        Market
At March 31, 1997                                           Cost        Value       Value         Value
-----------------                                           ----        -----   ------------- -------------
Bank & Bank Holding Companies                              11,565       21,000       (2,100)     (4,200)
Fed. Home Loan Bank and Other Restricted Stocks             3,361        3,361         (336)       (672)
Total                                                      14,926       24,361       (2,436)     (4,872)



CAPITAL ADEQUACY

Under regulations published by the Federal Deposit Insurance Corporation and other bank regulators, a bank's capital must be divided into two tiers. The first tier or tier one capital consists primarily of common stock, retained earnings, surplus and non-cumulative perpetual preferred stock. Tier two includes the allowance for possible loan losses (limited to 1.25 percent of risk-weighted assets), cumulative preferred stock and subordinated debt.

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier one; the remainder may be tier two. The total risk-based capital ratios at March 31, 1998, March 31, 1997 and December 31, 1997 were 24.13 percent, 22.70 percent and
22.99 percent, respectively.

The primary source of capital growth for the Corporation is earnings. Capital growth for the quarters ended March 31, 1998 and March 31, 1997 on an annualized basis was 9.25 percent and 11.25 percent, respectively; capital growth for the year ended December 31, 1997 was 9.7 percent.

Total capital of the Corporation (excluding unrealized gains on available-for-sale securities) at March 31, 1998, March 31, 1997 and December 31, 1997 was $73,869,000, $67,678,000 and $72,200,000, respectively.

The leverage ratio (capital divided by total liabilities), excluding unrealized gains on available-for-sale securities, at March 31, 1998, March 31, 1997 and December 31, 1997, was 13.9 percent, 12.6 percent and 13.6 percent, respectively.

Planned capital expenditures during the next 12 months will amount to an estimated $500,000. These capital expenditures will not have a detrimental effect on capital ratios or results of operations.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 COMPLIANCE

The "Year 2000" or "Y2K" problem is a computer problem that began when computers began to store and process information. The problem occurs as a result of the date format used in most older software and older computers. The year has often been stored as a two digit number, e.g., 1998 as 98. When the date rolls forward to 2000, most computers and computer software will look at the date as 00 or 1900. This could have a major impact on many calculations if not corrected.

Citizens & Northern Corporation began working on the problem in 1996 and is nearly Year 2000 compliant. Testing of main frame computer software is scheduled to begin in June of 1998 and to be completed by year-end 1998.

It is difficult to estimate the total cost of compliance since the work has been done in-house and over a very long period of time. The main frame computer will not have to be replaced; however, several PCs and PC software will be replaced, and item processing software will have to be updated. The cost of PC replacement is estimated to be about $50,000 and software upgrades will probably be equal to that.

Citizens & Northern Corporation has ascertained through correspondence that most of its significant vendors are Year 2000 compliant. The Corporation is in the process of contacting its larger commercial loan customers and will hold seminars at various locations to discuss and explain the problem to its customer base.

INFLATION

Inflation affects nearly every aspect of banking, primarily interest rates. The effect of inflation, when it is high, also has an impact on the cost of goods, such as supplies, services and labor. Growth in the U.S. economy for 1998 is projected at about 2 percent which is considered not to be inflationary. The yield curve at this writing is still fairly flat, although long-term rates have increased very slightly during the past week. In essence, inflation does not appear to be a problem in the near-term and should not impact the results of operations for the balance of 1998.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part II - Other Information

Item 1. Legal Proceedings


There are currently no pending lawsuits against Citizens & Northern Corporation.

Item 4. Submission of matters to a vote of security holders.

    None

Item 5. Other Events

    a. None

Item 6. Exhibits and Reports on Form 8 - K

    a. Exhibits filed as a part of this report - None

    b. No reports on Form 8 - K were filed during the period ended March 31, 1998.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CITIZENS & NORTHERN CORPORATION

May 6, 1998                        By: /s/ Craig G. Litchfield
-----------                          ------------------------------------
Date                                 President and Chief Executive Officer



May 6, 1998                        By: /s/ James W. Seipler
-----------                            --------------------------------------
Date                                   Executive Vice President and Treasurer