Form 10-Q
period 1998-06-30
CITIZENS & NORTHERN CORP
filed 1998-08-11
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six month period ended  June 30, 1998

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

Title                                             Outstanding
Common  Stock ( $1.00 par value)           5,220,038 Shares Issued and
                                             Outstanding July 1, 1998

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I.  Financial Information

Item 1.  Financial Statements


Consolidated Statement of Condition - June 30, 1998 and December 31, 1997       Page 3

Consolidated Statement of Income - Six Months Ended
June 30, 1998 and June 30, 1997                                                 Page 4

Consolidated Statement of Cash Flows - Six Months Ended
June 30, 1998 and June 30, 1997                                                 Page 5


Notes to Consolidated Financial Statements                                      Page 6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation                                              Pages 7 through  19


Item 3.  Information About Market Risk                                          Pages 15 Through 17

Part II.  Other Information                                                     Page 20

Item 1.  Legal Proceedings

Items 2 and 3 have been omitted as they are not applicable to registrant.

Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                      Page 21

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET

(In Thousands)


                                                                                 Unaudited             Audited
                                                                                  June 30,           December 31,
                                                                                    1998                1997
ASSETS
Cash & Due From Banks                                                            $  16,348          $  13,449
Interest Bearing Deposits                                                              666                804
Available-for-Sale Securities:
  U.S. Treasury Securities                                                           2,538              2,538
  Securities of Other U.S. Government Agencies                                      76,576             74,449
  Mortgage Backed Securities                                                       115,118            129,190
  Obligations of States and Municipal Subdivisions                                  69,137             64,614
  Other Securities                                                                  50,115             35,796
                                                                                 ---------          ---------
    Total Available-for-Sale Securities                                            313,484            306,587
Held-to-Maturity Securities:
  U.S. Treasury Securities                                                             626                632
   Securities of Other U.S. Government Agencies                                        699                350
  Mortgage Backed Securities                                                           499                615
                                                                                 ---------          ---------
    Total Held-to-Maturity Securities                                                1,824              1,597
Loans:
  Loans to Political Subdivisions                                                    6,007              5,975
  Other Loans                                                                      280,197            279,488
                                                                                 ---------          ---------
     Total Loans                                                                   286,204            285,463
     Less - Allowance for Possible Loan Losses                                     (4,697)            (4,913)
              Unearned Income                                                         (40)               (37)
                                                                                 ---------          ---------
           Loans, Net                                                              281,467            280,513
Bank Premises and Equipment                                                          6,724              6,720
Other Real Estate                                                                      574                230
Accrued Interest on Bonds and Loans                                                  4,530              4,808
Other Assets                                                                           881                645
                                                                                       ---                ---
TOTAL ASSETS                                                                      $626,498           $615,353
                                                                                 ---------          ---------
                                                                                 ---------          ---------
LIABILITIES
Deposits:
  Demand                                                                          $ 50,287           $ 46,916
  Interest Checking                                                                 36,854             40,880
  Money Market                                                                     114,809            104,894
  Savings                                                                           45,631             45,332
  Other Time                                                                       197,872            204,234
                                                                                 ---------          ---------
     Total Deposits                                                                445,453            442,256
Dividends Payable                                                                    1,023              1,013
Borrowed Funds                                                                      50,652             40,661
Federal Funds Purchased                                                                ---             10,000
Securities Sold Under Agreement to Repurchase                                       30,400             29,800
Other Liabilities                                                                    8,995              6,088
                                                                                 ---------          ---------
TOTAL LIABILITIES                                                                  536,523            529,818

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                                             5,220              5,168
  Authorized 10,000,000; Issued 5,220,038
  and 5,168,354 in 1998 and 1997, respectively
Stock Dividend Distributable                                                                            1,706
Paid in Capital                                                                     15,468             13,799
Retained Earnings                                                                   56,616             52,519
                                                                                 ---------          ---------
   Total                                                                            77,304             73,192
Unrealized Gains on Available-for-Sale Securities                                   14,121             13,335
Less: Treasury Stock at Cost
   118,010 shares at June 30, 1998                                                 (1,450)              (992)
   105,311 shares at December 31, 1997
                                                                                 ---------          ---------
TOTAL SHAREHOLDERS' EQUITY                                                          89,975             85,535
                                                                                 ---------          ---------
TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                                                           $626,498           $615,353
                                                                                  --------           --------
                                                                                  --------           --------


The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

 CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except Per Share Data)                        (Unaudited)


                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                   June 30,
                                                                                1998           1997          1998           1997
                                                                             (Current)     (PriorYear)    (Current)      (PriorYear)
 INTEREST INCOME
   Interest and Fees on Loans                                                   $7,177          $7,129       $14,190         $14,128
   Interest on Balances with Depository Institutions                                10              10            20              19
   Interest on Loans to Political Subdivisions                                      96             101           185             195
   Interest on Federal Funds Sold                                                  104              68           164             124
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                                    3,427           3,539         6,972           7,174
      Tax Exempt                                                                   985             893         1,913           1,752
      Dividends                                                                    223             205           451             412
                                                                                ------          ------        ------         -------
   Total Interest and Dividend Income                                           12,022          11,945        23,895          23,804
 INTEREST EXPENSE
   Interest on Deposits                                                          4,512           4,554         9,006           8,973
   Interest on Other Borrowings                                                  1,189           1,292         2,419           2,610
                                                                                ------          ------        ------         -------
   Total Interest Expense                                                        5,701           5,846        11,425          11,583
                                                                                ------          ------        ------         -------
   Interest Margin                                                               6,321           6,099        12,470          12,221

   Provision for Possible Loan Losses                                              191             181           382             362
                                                                                ------          ------        ------         -------
   Interest Margin After Provision for Possible Loan Losses                      6,130           5,918        12,088          11,859
 OTHER INCOME
   Service Charges on Deposit Accounts                                             264             274           514             540
   Service Charges and Fees                                                         62              72           139             131
   Trust Department Income                                                         329             249           645             510
   Insurance Commissions, Fees and Premiums                                         95             124           197             233
   Other Operating Income                                                           38             319            59             363
                                                                                ------          ------        ------         -------
   Total Other Income Before Realized Gains on Securities, Net                     788           1,038         1,554           1,777
    Realized Gains on Securities, (Net)                                         1,860              20         2,614             807
                                                                                ------          ------        ------         -------
   Total Other Income                                                            2,648           1,058         4,168           2,584
OTHER EXPENSES
   Salaries and Wages                                                            1,596           1,470         3,195           2,966
   Pensions and Other Employee Benefits                                            429             401           871             870
   Occupancy Expense, Net                                                          214             183           414             355
   Furniture and Equipment Expense                                                 198             173           392             335
   Other Operating Expense                                                       1,652           1,522         3,154           3,026
                                                                                ------          ------        ------         -------
   Total Other Expenses                                                          4,089           3,749         8,026           7,552
                                                                                ------          ------        ------         -------
   Income Before Income Tax Provision                                            4,689           3,227         8,230           6,891
   Income Tax Provision                                                          1,227             743         2,087           1,644
                                                                                ------          ------        ------         -------
   NET INCOME                                                                   $3,462          $2,484        $6,143          $5,247
                                                                                ------          ------        ------          ------
                                                                                ------          ------        ------          ------
PER SHARE DATA:
Net Income - Basic                                                               $0.68           $0.49         $1.20           $1.03
Net Income - Diluted                                                             $0.68           $0.49         $1.20           $1.03
                                                                                ------          ------        ------         -------
Dividend Per Share                                                               $0.20           $0.18         $0.40           $0.36
                                                                                ------          ------        ------         -------
Number Shares Used in Computation - Basic                                    5,112,218       5,113,138     5,112,218       5,113,138
Number Shares Used in Computation - Diluted                                  5,121,113       5,116,437     5,121,113       5,116,437
Number Shares Issued                                                         5,220,038       5,168,354     5,220,038       5,168,354
Number Shares Authorized                                                    10,000,000      10,000,000    10,000,000      10,000,000
                                                                            ----------      ----------    ----------      ----------

Dividends Actually Paid                                                          $0.20           $0.18         $0.40           $0.36
                                                                                 -----           -----         -----           -----
                                                                                 -----           -----         -----           -----

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net Income                                                                      $3,462          $2,484        $6,143          $5,247
Other Comprehensive Income :
     Unrealized holding gains on available-for-sale securities
         Gains arising during the period                                         3,211           6,435         3,806           3,021
          Reclassification adjustment                                          (1,860)            (20)       (2,614)           (807)
                                                                                ------          ------        ------         -------
Other comprehensive income before income tax                                     1,351           6,415         1,192           2,214
Income tax related to other comprehensive income                                   459           2,181           405             753
                                                                                ------          ------        ------         -------




Other comprehensive income                                                         892           4,234           787           1,461
                                                                                ------          ------        ------          ------
Comprehensive Income                                                            $4,354          $6,718        $6,930          $6,708
                                                                                ------          ------        ------          ------
                                                                                ------          ------        ------          ------


The accompanying notes are an integral part of these condensed financial statements.



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information (Continued)
Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)


                                                                                            Six Months Ended
                                                                                         June 30,1998   June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                             $  6,143         $  5,247
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating Activities
    Provision for Possible Loan Losses                                                        382              362
    Realized (Gain), on Available-for-Sale and
    Held-to-Maturity Securities, Net                                                       (2,614)            (807)
    Provision for Depreciation                                                                392              346
    Accretion and Amortization                                                                138              284
    Deferred Income Tax                                                                      (116)            (130)
   (Increase) Decrease in Accrued Interest
       Receivable and Other Assets                                                             42              404
    Increase Accrued Interest Payable and
       Other Liabilities                                                                    2,627            2,099
    Net Cash Provided by Operating Activities                                               6,994            7,805
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                                   116              189
  Purchase of Held-to-Maturity Securities                                                    (348)            (250)
  Proceeds from Sales of Available-for-Sale Securities                                     72,940           17,358
  Proceeds from Maturities of Available-for-Sale Securities                                63,817           23,360
  Purchase of Available-for-Sale Securities                                              (139,981)         (26,739)
  Net (Increase) Decrease in Loans                                                         (1,336)          (6,567)
  Purchase of Premises and Equipment                                                         (396)            (297)
  Sale of Foreclosed Assets                                                                    70              356
  Purchase of Other Real Estate                                                              (413)             (60)
       Net Cash Used in Investing Activities                                              (5,531)            7,350
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                                  3,197            8,750
   Decrease in Short Term Borrowings                                                       (9,400)         (10,850)
  Proceeds from (Repayment of) Long Term Borrowings                                         9,991           (8,931)
  Sale of Treasury Stock                                                                       24                3
  Purchase of Treasury Stock                                                                 (468)
  Dividends Declared                                                                       (2,046)          (1,822)
       Net Cash Provided by Financing Activities                                            1,298          (12,850)
INCREASE  IN CASH  AND CASH EQUIVALENTS                                                  $  2,761        $   2,305
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              $14,253           14,975
CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $17,014          $17,280
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                                            $9,221           $8,297

  Income Taxes Paid                                                                        $2,065           $1,617



The accompanying notes are an integral part of these consolidated financial statements.



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information (Continued)
Item 1. Financial Statements (Continued)

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

Results reported for the six-month period ended June 30, 1998 may not be indicative of the results for the year ended December 31, 1998.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS OVERVIEW

Net after-tax income for the six month period ended June 30, 1998 amounted to $6,143 million or $1.20 per share (on a basic and diluted basis). This compares to $5,247 million or $1.03 per share (on a basic and diluted basis) for the same period in 1997. Total assets at June 30, 1998 were $626,498 million compared to total assets at June 30,1997 of $606,904 million.

Net income for the period reflects the after-tax gain on the sale of stock of a closely held company that had been carried on the books of the Corporation for $1.00. The stock was obtained in 1919 as collateral for a loan that was later written off. The company represented by the stock was sold in June 1998 and the stock was purchased for cash. The realized gain, after tax, amounted to approximately $1,132,000 or $.22 per basic share. The same period in 1997 also benefited from the sale of a registered trademark amounting to $199,000 after tax or $.04 per basic share.

Excluding extraordinary income for the six-month periods ended June 30, 1998 and June 30, 1997, earnings per common share would have amounted to $.98 and $.99, respectively.

Results for the first six months of 1998 were in-line with management's expectations that net income for the first half of 1998 would be about the same as that of the first half of 1997. These expectations are contingent upon the current interest rate environment and could change if interest rates increase or decrease dramatically.

NET INTEREST MARGIN Net interest margin or net interest income is the dollar amount of difference between all interest income received and interest expense paid. The net interest spread or interest margin is the difference, stated as a percentage, between the average rate received on all interest-earning assets and the average rate paid on all interest-bearing liabilities.

Net interest income for the six months ended June 30, 1998 increased $250,000 or 2 percent when compared to the same six-month period in 1997. Respectively, gross interest income for the periods ended June 30, 1998 and June 30, 1997 amounted to $23,895,000 and $23,804,000. Gross interest expense for the same periods amounted to $11,425,000 and $11,583,000. Gross interest income and gross interest expense for the six months ended December 31, 1997 totaled $24,465,000 and $11,729,000, respectively. The increase in both numbers when compared to the six months ended June 30, 1998 can be attributed in a large part to the three additional days in the last six months of 1997.

When making a comparison of the quarters ended June 30, 1998, March 31, 1998 and December 31, 1997 the net interest margins are $6,321,000, $6,149,000 and $6,476,000, respectively. The numbers represented by the three quarters would appear to reflect a decline in net interest income, however the amount of net interest income is affected by the number of days in the respective quarters which were 91, 90 and 92. Normally net interest income per day amounts to about $70,000.

Average interest-bearing assets for the six months ended June 30, 1998 and June 30, 1997 were, respectively, $579,822,000 and $578,166,000. Average earning assets for the year ended December 31, 1997 were $578,647,000. Average interest-bearing liabilities for the six-month periods ended June 30, 1998, and June 30, 1997 amounted to $479,623,000 and $484,819,000, respectively. Average interest-bearing liabilities for the year ended December 31, 1997 were $481,281,000.

Neither the composition or volume of interest-bearing assets and interest-bearing liabilities has changed significantly during the six months periods being compared. A portion of the available-for-sale portfolio was restructured during the first half of 1998 due to the prepayment speed of the mortgage pools. The pools were replaced with FNMA zero coupon bonds and lower coupon Federal Home Loan Mortgage Corporation instruments. A loss amounting to $50,000 was realized as a result of the sale of the investments. Total deposits at June 30, 1998 have increased $6,392,000 since June 30, 1997, primarily Money Market accounts, Certificates of Deposit and Demand Deposit accounts.

The net interest spread, the difference between total interest earned on all earning assets and the interest paid on all interest-bearing liabilities, was
3.51 percent, 3.48 percent and 3.50 percent for the six months ended June 30, 1998, June 30, 1997 and the year ended December 31, 1997, respectively. On March 2, 1998 management lowered its prime lending rate from 8.50 percent to 8.25 percent, offsetting the decrease with a reduction in rates paid on long-term certificates of deposit. Management expects that the net interest spread for the balance of 1998 will remain in the 3.40 percent to 3.50 percent range and that net interest income will approximate that of 1997. CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Table  II - Average Balances and Rates
(In Thousands)


                                                                         Rate of            Rate of               Rate of
                                                                         Return/            Return/               Return/
                                                                         Cost of            Cost of               Cost of
                                                                         funds              funds                 funds
EARNING ASSETS                                                  06/30/98    %     12/31/97      %       06/30/97      %
Available-for-Sale Securities:
   U. S. Treasury Securities                                   $   2,518     6.01 $   2,514       5.53  $   2,504      5.15
   Securities of Other U.S. Government Agencies and               74,654     7.22    41,968       7.15     29,778      7.00
Corporations
   Mortgage Backed Securities                                    116,262     6.52   163,942       6.75    180,623      6.68
   Obligations of States and Political Subdivisions               65,671     5.87    59,554       6.04     57,902      6.10
   Stock                                                          17,250     5.27    15,039       5.81     15,197      5.47
   Other Securities                                               11,771     7.04     4,536       1.15      4,429      1.64
      Total Available-for-Sale Securities                        288,126     6.50   287,553       6.51    290,433      6.45
Held-to-Maturity Securities:
   U. S. Treasury Securities                                         628     6.10       601       5.66        598      6.41
   Securities of Other U. S.  Government Agencies and                508     6.75       297       7.41        242      6.67
Corporations
   Mortgage Backed Securities                                        548     7.73       689       7.55        725      7.79
      Total Held-to-Maturity Securities                            1,684     6.83     1,587       6.81      1,565      7.09
Interest -bearing Due from Banks                                     796     5.07       795       6.79        428      8.95
Federal Funds Sold                                                 5,913     5.59     6,132       5.45      4,681      5.34
Loans:
   Real Estate Loans                                             225,221     8.99   223,510       9.05    221,674      9.05
   Consumer                                                       30,962    20.67    32,293      20.08     32,527     19.85
   Agricultural                                                    2,425    10.15     2,689      10.12      2,749     10.05
   Commercial/Industrial                                          17,623     9.31    16,743       9.59     16,923      9.63
   Other                                                             708     7.69       754       8.22        558      8.31
   Political Subdivisions                                          6,147     6.07     6,355       6.15      6,394      6.15
   Leases                                                            217     9.29       236       7.63        234      4.32
    Total Loans                                                  283,303    10.23   282,580      10.28    281,059     10.28
    Total Earning Assets                                         579,822     8.31   578,647       8.34    578,166      8.30

Cash                                                              12,352             12,228                12,162
Securities Valuation Reserve                                      20,040              9,907                 6,537
Allowance for Possible Loan Losses                               (4,868)            (4,844)               (4,796)
Other Assets                                                       5,317              5,745                 5,790
Bank Premises & Equipment                                          6,764              6,594                 6,521
Total Assets                                                    $619,427           $608,277              $604,380

INTEREST-BEARING LIABILITIES
Interest Checking                                              $  36,773     2.45 $  38,334       2.47     38,738      2.46
Money Market                                                     110,183     4.56   107,287       4.55    106,093      4.53
Savings                                                           45,380     2.48    46,338       2.48     46,696      2.48
Certificates of Deposit                                          121,380     5.53   119,226       5.49    118,019      5.46
Individual Retirement Accounts                                    78,313     5.55    78,662       5.99     79,014      5.93
Other Time Deposits                                                2,076     2.14     2,223       2.52      2,138      2.36



Federal Funds Purchased                                            2,036     6.83       663       4.98        448      6.30
Other Borrowed Funds                                              83,482     5.67    88,548       5.63     93,673      5.59
Total Interest-bearing Liabilities                               479,623     4.80   481,281       4.84    484,819      4.82
Demand Deposits                                                   44,381             42,780                40,996
 Other Liabilities                                                 9,040              8,211                 6,600
  TOTAL LIABILITIES                                              533,044            532,272               532,415
Stockholders' Equity                                              73,101             69,440                67,598
Securities Valuation Reserve                                      13,282              6,565                 4,367
Total Liabilities and Stockholders'
   Equity                                                       $619,427           $608,277              $604,380
Interest Rate Spread                                                         3.51                 3.50                 3.48







CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

Table II - Effect of Volume and Rate Changes in Interest
Income and Interest Expense


                                                                      Six-Month Periods Ended June 30,  1998/1997
(In Thousands)                                                        Change in       Change in              Total
                                                                       Volume            Rate               Change
EARNING ASSETS Available-for-Sale Securities:
   U. S. Treasury Securities                                                               11                  11
   Securities of Other U.S. Government Agencies and                     1,605              33               1,638
Corporations
   Mortgage Backed Securities                                         (2,083)           (145)             (2,228)
   Obligations of States and Political Subdivisions                       223            (62)                 161
   Stock                                                                   53            (14)                  39
   Other Securities                                                       125             250                 375
      Total Available-for-Sale Securities                                (77)              73                 (4)
Held-to-Maturity Securities:
   U. S. Treasury Securities                                              (0)               0                 (0)
   Securities of Other U.S. Government Agencies and                         9                                   9
Corporations
   Mortgage Backed Securities                                             (7)             (0)                 (7)
      Total Held-to-Maturity Securities                                     2               0                   2
Interest -bearing Due from Banks                                            2             (1)                   1
Federal Funds Sold                                                         34               6                  40
Loans:
   Real Estate Loans                                                      157            (66)                  91
   Consumer                                                             (197)             168                (29)
   Agricultural                                                          (16)               1                (15)
   Commercial/Industrial                                                   28            (22)                   6
   Other                                                                    6             (2)                   4
   Political Subdivisions                                                 (7)             (3)                (10)
   Leases                                                                 (0)               5                   5
    Total Loans                                                          (29)              81                  52
Total Interest Income                                                    (68)             159                  91

INTEREST-BEARING LIABILITIES
Interest Checking                                                        (24)             (3)                (27)
Money Market                                                               92              18                 110
Savings                                                                  (16)               0                (16)
Certificates of Deposit                                                    92              45                 137
Individual Retirement Accounts                                           (20)           (148)               (168)
Other Time Deposits                                                       (1)             (2)                 (3)
Federal Funds Purchased                                                    54               1                  55
Other Borrowed Funds                                                    (287)              40               (247)
Total Interest Expense                                                  (110)            (49)               (159)

NET INTEREST INCOME                                                        42             208                 250

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

The Corporation also retains the services of an independent loan appraiser who reviews all credit relationships in excess of $175,000 and loans of $100,000 or more in offices where there is perceived to be excess delinquency. The latest review was started on May 15, 1998 and concluded June 15, 1998. The results of the latest review are disclosed in Table VI

The following tables present current and historical information on the loan portfolio and the Reserve for Possible Loan Losses.

TABLE III

Reserve for Possible Loan Losses Reconciliation


                                Estimated     Actual      Actual      Actual      Actual       Actual
                                 Dec. 31,     Jun. 30,   Dec. 31,    Dec. 31,    Dec. 31,      Dec 31,
                                  1998         1998        1997        1996        1995         1994
Beginning Balance January 1,    $4,913,334   $4,913,334  $4,775,960  $4,579,210  $4,228,741   $3,816,982

Provision Charged to Earnings      763,416      381,708     797,032     700,500     736,500      737,496
Ea381708rnings
Year-to-Date Recoveries            125,000       66,119     124,407     167,926     187,473      194,312

Year-to-Date Charge-offs         (900,000)    (664,310)   (784,065)   (671,676)   (573,504)    (520,049)

Ending Balance                  $4,901,750   $4,696,851  $4,913,334  $4,775,960  $4,579,210   $4,228,741



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)


TABLE IV - FIVE YEAR HISTORY OF LOAN LOSSES       Projected
(In Thousands)                                       1998          1997     1996      1995       1994       1993      AVERAGE
 Net Loans  *                                        298,838    285,426    278,639   264,182    258,472    238,755     265,086
Net Charge-offs                                          775        660        504       387        326        247         425
Allowance for Possible Loan Losses Balance             4,902      4,913      4,776     4,579      4,229      3,817       4,463
Provision for Loan Losses Charged to Earnings            768        797        701       737        737        708         736
Earnings                                               9,876     10,107      9,255     7,866      7,494      8,127       8,570
Earnings Coverage of Net Charge-offs                    12.7 x     15.3 x     18.4 x    20.3 x     23.0 x     32.9 x        22
Allowance Coverage of Net Charge-offs                    6.3 x      7.4 x      9.5 x    11.8 x     13.0 x     15.5 x        11
Loans Ninety Days or More Past Due and
    Still Accruing                                     2,925      2,900      2,994     2,915      2,743      2,899       2,890
Net Charge-offs as a Percentage of the Provision      100.9%       82.8 %     71.9 %    52.5 %     44.2 %     34.9 %        57
Year-End Nonperforming Loans                           1,200      1,412        864       279        624        843         804
Allowance as a Percentage of Gross Loans: *
Bank   (1) March 31, 1998                              1.64%       1.72 %     1.71 %    1.73 %     1.64 %     1.60 %         2
Peer Group  (2) December 31, 1997                      1.40%       1.43 %     1.50 %    1.61 %     1.65 %     1.82 %         2
* Gross Loans less Unearned Discount

TABLE V - Reserve Allocation - Historical


                                             Est.
  LOAN CLASSIFICATION
                                             1998     1997     1996    1995     1994     1993  Average LossRatio    Balance
Commercial, Agricultural, Municipal &      30,338   25,751   30,054  26,481   22,794   26,530   26,322   0.00115 X   30,338 =    35
  Other
Real Estate - Mortgage                    225,000  220,358  215,123 201,350  195,688  172,756  201,055   0.00043 X  225,000 =    97
Credit Card & Related Plans                10,000    9,084    8,902   9,934    9,896    9,212    9,406   0.01667 X   10,000 =   440
All Other Loans to Individuals             33,500   30,270   24,518  26,417   30,094   30,282   28,316   0.00587 X   33,500 =   262
 Total Loans                              298,838  285,426  278,639 264,182  258,472  238,755  265,099   0.00166    298,838



  Letter of Credit Commitments    5,500    5,012    5,106   2,633    4,415    5,046    4,442   0.00115 X    5,500 =     6
  All Other Commitments
Consumer                         30,000   27,728   28,049  24,811   24,202   23,323   25,623   0.00587 X   30,000 =   176
Mortgage                         11,000   10,497    5,802   7,276    9,566    9,466    8,521   0.00043 X   11,000 =     5
Commercial                       13,000   13,045   10,825  10,201    9,901    9,790   10,752   0.00115 X   13,000 =    15
Impaired Loans                      500      274      113     228                                                     500
Total Allocated                                                                                                     1,536
Unallocated                                                                                                         3,366
Reserve Balance                                                                                                     4,902





The reserve balance allocation ratio is determined using the six-year average net charge-offs divided by the six-year average loan balance by type.



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)

TABLE VI -Reserve Allocation Based on Regulatory Standards May 15, 1998 as compiled by the independent loan appraiser.


 Loan Classifications                                      Total Classified Loans       Allocation
------------------------------------------
Substandard  15 %                                                        $7,959,216         $1,193,882
Doubtful  50 %                                                            1,060,290            530,145
Loss 100 %                                                                   13,289             13,289
FASB 114 Allocation                                                                            397,209
                                                                                               -------
Required Reserve                                                                             2,134,525
Unallocated                                                                                  2,562,326
                                                                                             ---------
Total Reserve                                                                                4,696,851
                                                                                             ---------
                                                                                             ---------

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)


                                                                      Six-Month Periods Ended
                                                        June 30,        June 30,             %               $
                                                          1998            1997            Change         Change
Service Charges on Deposit Accounts                       $   514         $   540           (4.8)           ($26)
Service Charges and Fees                                      139             131             6.1               8
Trust Department Income                                       645             510            26.5             135
Insurance Commissions, Fees and Premiums                      197             233          (15.5)            (36)
Other Operating Income                                         59             363          (83.7)           (304)
Total Other Operating Income before Realized
  Gains on  Securities, Net                                 1,554           1,777          (12.5)           (223)
Realized Gains  on Securities, Net                          2,614             807           223.9           1,807
Total Other Income                                         $4,168          $2,584            61.3          $1,584

Total Other Operating Income before Realized Gains on Securities decreased 13 percent or $223,000 during the six-month period ended June 30, 1998 when compared to the six-month period ended June 30, 1997. The decrease was caused by the recognition of extraordinary income from the sale of a copyright or trademark. the before-tax effect was $301,000. A comparison of the six-month periods ended June 30, 1998 and December 31, 1997 reflect an increase of 8 percent. Categories of Other Operating Income include Service Charges on Deposit Accounts, Other Service Charges and Fees, Trust Department Income, Bucktail Life Insurance Co. Premiums and Other Operating Income.

Service Charges on Deposit Accounts, consisting of account activity charges and overdraft charges, has declined slightly during the past two years. During the six-month periods ended June 30, 1997, December 31, 1997 and June 30, 1998 monthly service charges generated amounted to $90,000, $89,000 and $86,000 , respectively. The fees consistently average about 56 percent service charges and 44 percent overdraft fees. The decrease is due to a decline in the number of daily overdrafts and an increase in the number of customers utilizing Money Market Accounts, free payroll accounts and senior citizens accounts. Payroll accounts are free if direct deposit is utilized; the total number of accounts has increased by nearly 600 since June 30, 1997. Also, the number of free accounts offered to senior citizens has risen dramatically during the past year.

Service Charges and Fees, consisting of debit card fees, credit card annual fees, official check sales and check cashing fees, has not changed significantly when comparing the six-month periods ended June 30, 1997, December 31, 1997 and June 30, 1998. Those fees average between $23,000 and $25,000 per month.

Trust Department Income is the largest contributor to Other Operating Income and has posted a gain of 26 percent or $135,000 during the six-month period ended June 30, 1998 when compared to the same period in 1997. The gain was even more impressive at 31 percent or $151,000 when comparing the current six-month period to the six-month period ended December 31, 1997. The significant increase posted during the current period is directly related to the amount of trust assets under management. For the periods ended June 30, 1998, June 30, 1997 and December 31, 1997, trust assets under management amounted to $260,554, $211,841 and $229,500, respectively. The growth in trust assets is the result of an aggressive sales program and increases in the market values of account holdings.

Insurance Commissions, Fees and Premiums decreased $36,000 when comparing the six-month periods ended June 30, 1998 and June 30, 1997 and $32,000 when comparing the six-month periods ended June 30, 1998 and December 31, 1997. The decrease is the result of a lack of loan activity and alternate sources of credit life and accident and health insurance.



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Operating Income is made up primarily of safe deposit box rentals, earnings or losses on the "Supplemental Employees Retirement Plan" ("SERP") and gains received on the sale of bank assets. The amounts reflected for the periods ended June 30, 1998, June 30, 1997 and December 31, 1997 were $$59,000, $363,000 and $21,000, respectively. The fluctuation in the recorded amounts is due to the timing of the posting of "SERP" income and the variance in "SERP" income caused by fluctuations in the balance of the "SERP" plan. Normally, Other Operating Income will average $12,000 to $15,000 per quarter. Also, during the six-month period ended June 30, 1997 $301,000 in extraordinary income was realized from the sale of a Corporation trademark.

Realized Securities Gains during the six-month period ended June 30, 1998 amounted to $2,614,000. A substantial portion, or $1,711,000, was due to the sale of stock that was carried on the books at $1.00. The stock was acquired as collateral on a defaulted loan in 1919. The Corporation was recently liquidated with the resulting gain. The balance of the realized gains are from the sale of equity investments that management felt would be prudent to realize the gain on the holdings. Also included were losses amounting to $49,000 that were part of a small restructuring of the available-for-sale investment portfolio. During the six months ended June 30, 1997 realized gains on the sale of equity investments totaled $807,000. Also during the six months ended December 31, 1997 realized gains on equity investments amounted to

$194,000. Gains realized on equity investments are part of the total investment return on equity securities, which include both dividends appreciation. Dividends alone from equity investments are inadequate to compensate the Corporation for its investment.


                                               Six-month Periods Ended
                                               June 30,       June 30,             %               $
                                                  1998           1997            Change          Change
(In Thousands)

Salaries and Wages                               $3,195          $2,966             7.7            $229
Pensions and Other Employee Benefits                871             870             0.1               1
Occupancy Expense, Net                              414             355            16.6              59
Furniture and Equipment Expense                     392             335            17.0              57
Other Operating Expense                           3,154           3,026             4.2             128
Total Other Expense                              $8,026          $7,552             6.3             474


Salaries and Wages increased 7.7 percent or $229,000 during the six-month period ended June 30, 1998 when compared to the six-month period ended June 30, 1997. The increase is the result of annual merit raises as the number of full time equivalent employees ranges between 197 to 202. When comparing the salaries and wage totals for the six-month periods ended June 30, 1998 and December 31, 1997, the increase amounted to $186,000 or 6 percent.

Pensions and Other Employee Benefits consists primarily of social security taxes, group life and health insurance, contributions to the 401 (k) plan and pension expense. The cost of Pensions and Other Employee Benefits did not change between the six-month periods ended June 30, 1998 and June 30, 1997. A comparison of the six-month periods ended June 30, 1998 and December 31, 1997 reflects an increase of $50,000 or 6 percent. The primary cause was a decrease in social security expense and year-end adjustments to the 401 (k) Plan.

Occupancy Expense, consisting of insurance, maintenance, real estate taxes, depreciation and other utilities, increased 16 percent or $59,000 when comparing the six-month periods ended June 30, 1998 and June 30, 1997. The increase was due to increased depreciation costs caused by the replacement of roofs on two branch offices, an extensive remodeling of one of the branch locations and ATM site preparation. An adjacent property was also purchased at our Wellsboro location at a cost of $75,000. When comparing the six-month periods ended June 30, 1998 and December 31, 1997 the increase amounted to 9 percent or $32,000 due an increase in depreciation and increased maintenance costs.



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Furniture and Equipment Expense has also increased $57,000 or 17 percent when comparing the six-month periods ended June 30, 1998 and June 30, 1997. The increase is due to the replacement of several vehicles and the purchases of a statement folder inserter, a new data card embosser and a new item processing image storage system. The combined cost of the equipment was in excess of $150,000. A comparison of the six-month periods ended June 30, 1998 and December 31, 1997 reflects a minimal increase of only $4,000. It is expected that for the balance of 1998 equipment maintenance will increase significantly with the recent installation of ten ATMs and plans for the installation of three or four additional machines.

Other Operating Expense increased 4 percent or $128,000 when comparing the six-month period ended June 30, 1998 to the same period ended June 30, 1997. Other Operating Expense is comprised of several components, the largest components are the Pennsylvania Shares Tax and credit card expense; combined they constitute just over half of Other Operating Expense. Those components posted a combined increase of 13 percent or $193,000 when the six-month periods ended June 30, 1998 and June 30, 1997 are compared. When comparing the six-month periods ended June 30, 1998 and December 31, 1997 those same expenditures increased slightly over 6 percent or $99,0000. The increased credit card costs are the result of increases in credit card interchange fees or increased merchant usage fees. It should be noted that the increase in interchange fees is more than offset in increased income The increase in Pennsylvania Shares Tax is due to bank earnings and an increase in the market value adjustment of the Bank's investment portfolio. Also included in Other Operating Expense are expenses related to Bucktail Life Insurance Company, a subsidiary of Citizens & Northern Corporation. Expenses incurred by the subsidiary dropped $121,000 between the comparable six-month periods due to the decline in underwriting business. There were no other material increases in expenses classified as Other Operating Expense.

The Corporation continually monitors Other Operating Expense and has been successful in holding those expenses to a minimum.

STATEMENT  OF CONDITION

Average total assets of the Corporation were $619,427,000 and $604,380,000 for the six-month periods ended June 30, 1998 and June 30, 1997, respectively. The increase in average assets between the two periods can be attributed to an increase in average deposits of $6,700,000 and an increase in the market value adjustment of the investment portfolio. When comparing the year ended December 31, 1997 to the six-month period ended June 30, 1998 average total assets increased $11,150,000, which also is attributable to an increase in the market value adjustment of the investment portfolio. Unrealized gains included in total assets for the periods ended June 30, 1998, December 31, 1997 and June 30, 1997 amounted to $20,040,000, $9,907,000 and $6,537,000, respectively.

The asset structure of the Corporation changed very little during the periods being compared; average total available-for- sale securities changed less than 1 percent. The mix of investments making up the available-for-sale investment portfolio did change however. Due to the high volume of prepayments and a restructuring caused by declining interest rates, the average portfolio of mortgage-backed investments decreased $64,361,000 between June 30, 1997 and June 30, 1998. The decline between December, 31, 1997 and June 30, 1998 amounted to $47,680,000. The restructuring occurred in February of 1998 with the sale of approximately $27,000,000 of higher coupon mortgage-backed investments purchased at substantial premiums. The amortization of the premiums caused the yield on those investments to decline significantly. The loss booked as a result of the sale amounted to just over $49,000. The sold investments were replaced with U.
S. Agency instruments, primarily Federal National Mortgage Association and Federal Home Loan Mortgage Corporation instruments.

For tax purposes the portfolio of tax free municipal bonds has been grown by 13 percent between June 30, 1997 and June 30, 1998. The Corporation continuously monitors its regular versus alternate minimum federal income tax to take advantage of attractive tax free rates.

The loan portfolio has remained nearly unchanged both in total loans and make-up of total loans. Real estate secured loans still comprise nearly 80 percent of total loans. The average loan-to-deposit ratio of the Corporation for the six-month period ended June 30, 1998 was 64 percent. Loan demand has shown some improvement since June 30, 1998; at this writing total loans amount to just over $288,000,000.



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Corporation has installed 10 new automated teller machines at strategic locations in the market area with an additional 3 or 4 units scheduled for installation later this year. Also, the Corporation has begun the construction a new office in Mansfield, Pennsylvania. The new office is scheduled to open in September or October 1998 and will cost approximately $350,000 to $450,000.

On the liability side of the balance sheet the growth of interest-bearing deposits June 30, 1997 through June 30, 1998 has been relatively flat at less than 1 percent. The Money Market accounts and Certificates of Deposit have shown some growth due to aggressive marketing efforts and higher rates. Average demand deposits balances have shown significant growth, increasing 8 percent between the periods ended June 30, 1997 and June 30, 1998. The growth can be attributed to the opening of nearly 3,500 new accounts since June 30, 1997.

Management expects that 1998 will bring continued competition for deposits from credit unions, brokerage houses and other nonbank competitors and it will continue to look for innovative deposit products to hold current customers and attract new business.

Average borrowed funds has declined 9 percent between the comparable periods primarily because of the lack of investment opportunities with the flatness of the yield curve.

LIQUIDITY

Liquidity is the ability to raise cash quickly and at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. Daily deposit decreases normally do not exceed $4,000,000 to $6,000,000 and new loan advances net of loan repayments has not been significant.

In addition to the daily sources of cash, such as loan repayments, amortization of mortgage-backed investments, maturing bonds and deposit growth, the Corporation has several additional sources of liquidity: the sale of assets (primarily available-for-sale investment securities), short-term or long-term borrowing. Sources of borrowing include the Federal Home Loan Bank of Pittsburgh and several correspondent bank relationships.

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

The risk associated with interest rate increases and decreases as they relate to the market value of the assets and liabilities of the Corporation are also calculated using the same model and the same rate shock of plus and minus 100, 200, and 300 basis point swings in rates. Market values are estimated by applying present value calculations to the cash flow generated by the Corporation's balance sheet. The Asset and Liability Committee and Board of Directors have also imposed a market loss limit of 25 percent at a 200 basis point rate shock.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE IX - EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
NIM = Net Interest Margin
MVPE = Market Value of Portfolio Equity
(In Thousands)



                                        At June 30, 1999                      At June 30, 1998





                                       Estimated   Estimated                Estimated   Estimated
        Change in         Estimated    Change in   Change in    Estimated   Change in   Change in
     Interest Rates         NIM           NIM         NIM         MVPE        MVPE        MVPE
     (Basis Points)          $             $           %                        $           %

        Plus 300           20,722       (3,202)     -13.38       57,929      (25,716)     -30.74
        Plus 200           21,840       (2,083)      -8.71       66,287      (17,358)     -20.75
        Plus 100           22,894       (1,030)      -4.30       74,782       (8,863)     -10.60
          Flat             23,924                                83,645
        Minus 100          24,820           897       3.75       92,386         8,741      10.45
        Minus 200          25,558         1,635       6.83      101,058        17,413      20.82
        Minus 300          26,277         2,354       9.84      109,868        26,223      31.35


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

Equity securities held as of June 30, 1998 and June 30, 1997 are presented in Table X.

TABLE X -  EQUITY SECURITIES


                                                                               Hypothetical  Hypothetical
                                                                               10 % Decline  20 % Decline
                                                                                       In             In
(In Thousands)                                                           Fair        Market        Market
At June 30, 1998                                            Cost        Value         Value         Value
Bank & Bank Holding Companies                             $14,911      $33,554      $(3,355)      $(6,711)
Fed. Home Loan Bank and Other Restricted Stocks             4,152        4,152         (415)         (830)
Total                                                     $19,063      $37,706      $(3,770)      $(7,541)



                                                                               Hypothetical  Hypothetical
                                                                               10 % Decline  20 % Decline
                                                                                       In            In
(In Thousands)                                                           Fair         Market        Market
At June 30, 1997                                          Cost           Value         Value         Value
Bank & Bank Holding Companies                             $11,564      $23,581      $(2,358)      $(4,716)
Fed. Home Loan Bank and Other Restricted Stocks             3,361        3,361         (336)         (672)
Total                                                     $14,925      $26,942      $(2,694)      $(5,388)




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

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier one; the remainder may be tier two. The total risk-based capital ratios at June 30, 1998, June 30, 1997 and December 31, 1997 were 23.91 percent, 22.92 percent and 22.98 percent, respectively.

The primary source of capital growth for the Corporation is earnings. Capital growth for the six-month period ended June 30, 1998 and June 30, 1997 on an annualized basis was 10.06 percent and 10.42 percent, respectively; capital growth for the year ended December 31, 1997 was 9.7 percent.

Total capital of the Corporation (excluding unrealized gains on available-for-sale securities) at June 30, 1998, June 30, 1997 and December 31, 1997 was $75,854,000, $69,257,000 and $72,200,000, respectively.

The leverage ratio (capital divided by total liabilities), excluding unrealized gains on available-for-sale securities, at June 30, 1998, June 30, 1997 and December 31, 1997, was 14.1 percent, 13.1 percent and 13.6 percent, respectively.

Planned capital expenditures, including the new Mansfield office and main frame computer upgrade, during the next 12 months will amount to an estimated $500,000 to $750,000. These capital expenditures will not have a detrimental effect on capital ratios or results of operations.



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

Citizens & Northern Corporation began working on the problem in 1996 and changes to mission critical mainframe computer software making it year 2000 complaint are nearly complete. Testing is to begin in August of this year and expected to be completed by December 31, 1998.

It is difficult to estimate the total cost of compliance since the work has been done in-house and over a very long period of time. The main frame computer and network modems will be replaced in late 1998 or early 1999 at a cost of about $300,000. Several PCs and PC software will be replaced, and item processing software will have to be updated. The cost of PC replacement is estimated to be between $50,000 and $75,000 software upgrades will probably be equal to that.

Citizens & Northern Corporation has ascertained through correspondence that most of its significant vendors are Year 2000 compliant. The Corporation is in the process of contacting its larger commercial loan customers and has held a seminars to discuss and explain the problem to interested customers.

INFLATION

Inflation affects nearly every aspect of banking, primarily interest rates. The effect of inflation, when it is high, also has an impact on the cost of goods, such as supplies, services and labor. Growth in the consumer Price Index for 1998 is projected at about 2 percent which is considered not to be inflationary. In essence, inflation does not appear to be a problem in the near-term and should not impact the results of operations for the balance of 1998.




CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part  II  -  Other Information

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part  II  -  Other Information

Item   1.   Legal Proceedings

There are currently no pending lawsuits against Citizens & Northern Corporation.

Item   4.   Submission of matters to a vote of security holders.

         The Annual Meeting of Shareholders of Citizens and Northern Corporation was held on Tuesday, April 21, 1998. The Board of Directors fixed the close of business on March 9, 1998 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and any adjournment thereof. On this record date, there were outstanding and entitled to vote 5,114,234 shares of Common Stock.

             The total number of votes cast were 3,883,878. 2,393 were voted in person by owners or representatives and 3,881,485 were voted by proxy for the following purposes and with the following results.

              1. The election of the following as Class II Directors to serve for a term of three years:


      R. Bruce Haner                             Leonard Simpson
      Susan E. Hartley                           Donald E. Treat
      Edward L. Learn


                  The total votes in favor of any one of the above-listed Directors were not less than 3,841,257.

              2. The ratification of the action of the Board of Directors in the appointment of the firm of Parente, Randolph, Orlando Carey and Associates as independent auditors of the Corporation.


                Total Votes in Favor       3,861,816
                Total Votes Against            7,247
                Total Votes Abstained         14,815


Item   5.  Other Events

        a. None

Item   6.  Exhibits and Reports on Form 8 - K

        a. Exhibits filed as a part of this report  -  None

        b. No reports on Form 8 - K were filed during the period ended March 31, 1998.



CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS & NORTHERN CORPORATION

August 6, 1998                       By: /s/ Craig G. Litchfield
--------------                           -------------------------------------
Date                                     President and Chief Executive Officer



August 6, 1998                       By: /s/ James W. Seipler
--------------                           --------------------------------------
Date                                     Executive Vice President and Treasurer