Form 10-Q
period 1998-09-30
CITIZENS & NORTHERN CORP
filed 1998-11-12
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine month period ended  September 30, 1998

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

Title                                                  Outstanding
Common Stock ($1.00 par value)                    5,220,038 Shares Issued and
Outstanding October 1, 1998

                                  1



                         CITIZENS & NORTHERN CORPORATION
                                      Index


Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statement of Condition - September 30, 1998 and
December 31, 1997                                                       Page    3

Consolidated Statement of Income - Nine Months Ended
September 30, 1998 and September 30, 1997                               Page    4

Consolidated Statement of Cash Flows - Nine Months Ended
September 30, 1998 and September 30, 1997                               Page     5

Notes to Consolidated Financial Statements                              Page     6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operation                                                Pages   7 through  18

Item 3.  Information About Market Risk                                  Pages 19  And 20

Item 4.  Year 2000 Compliance                                           Pages 21 through 23

Part II.  Other Information                                             Page    24

Item 1.  Legal Proceedings

Items 2 and 3 have been omitted as they are not applicable to registrant.

Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                              Page    25


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information
Item 1. Financial Statements


                      CONSOLIDATED BALANCE SHEET
                 (In Thousands Except Per Share Data)

                                                             Unaudited           Audited
(In Thousands)                                             September 30,       December 31,
                                                                1998               1997
                                                   ----------------------------------------
ASSETS
Cash & Due From Banks                                        11,667                 13,449
Interest Bearing Deposits                                       676                    804
Available-for-Sale Securities:
  U.S. Treasury Securities                                    2,573                  2,538
  Securities of Other U.S. Government Agencies               54,469                 74,449
  Mortgage Backed Securities                                139,876                129,190
  Obligations of States and Municipal Subdivisions           76,968                 64,614
  Other Securities                                           49,658                 35,796
                                                   ---------------------------------------
    Total Available-for-Sale Securities                     323,544                306,587
Held-to-Maturity Securities:
  U.S. Treasury Securities                                      624                    632
  Securities of Other U.S. Government Agencies                  699                    350

  Mortgage Backed Securities                                    476                    615
                                                   ---------------------------------------
    Total Held-to-Maturity Securities                         1,799                  1,597
Loans:
  Loans to Political Subdivisions                             6,006                  5,975
  Other Loans                                               281,184                279,488
                                                   ---------------------------------------
     Total Loans                                            287,190                285,463
     Less - Allowance  for Possible Loan Losses              (4,748)                (4,913)
            Unearned Income                                     (34)                   (37)
                                                   ---------------------------------------
            Loans, Net                                      282,408                280,513
Bank Premises and Equipment                                   7,163                  6,720
Other Real Estate                                               606                    230
Accrued Interest on Bonds and Loans                           4,263                  4,808
Other Assets                                                    717                    645
                                                   ---------------------------------------
TOTAL ASSETS                                                632,843                615,353
                                                   ---------------------------------------
                                                   ---------------------------------------
LIABILITIES
Deposits:
  Demand                                                     46,173                 46,916
  Interest Checking                                          35,751                 40,880
  Money Market                                              118,341                104,894
  Savings                                                    44,313                 45,332
  Other Time                                                210,780                204,234
                                                   ---------------------------------------
     Total Deposits                                         455,358                442,256
Dividends Payable                                             1,020                  1,013
Borrowed Funds                                               50,651                 40,661
Securities Sold Under Agreement to Repurchase                24,400                 29,800
Federal Funds Purchased                                       2,000                 10,000
Other Liabilities                                             9,793                  6,088
                                                   ---------------------------------------
TOTAL LIABILITIES                                           543,222                529,818

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                      5,220                  5,168
  Authorized 10,000,000; Issued 5,220,038
  and 5,168,354  in 1998 and 1997, respectively
Stock Dividend Distributable                                                         1,706
Paid in Capital                                              15,468                 13,799
Retained Earnings                                            58,111                 52,519
                                                   ---------------------------------------
   Total                                                     78,799                 73,192
Unrealized Gains (Losses) on                                 12,272                 13,335
 Available-for-Sale Securities
Less: Treasury Stock at Cost
   118,010 shares at September 30, 1998                      (1,450)
   104,311 Shares at December 31, 1997                                              (992)
                                                   ---------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                   89,621                 85,535
                                                   ---------------------------------------
TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                                     632,843                615,353
                                                   ---------------------------------------
                                                   ---------------------------------------



The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information (Continued)
Item 1. Financial Statements (Continued)

 CONSOLIDATED STATEMENT OF INCOME


(In Thousands, Except Per Share Data)               (Unaudited)

                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                             1998          1997               1998         1997
INTEREST INCOME                            (Current)    (Prior Year)       (Current)   (Prior Year)
   Interest and Fees on Loans              $7,395          $7,254            $21,585       $21,382
   Interest on Balances with                    9              16                 29            35
     Depository Institutions
   Interest on Loans to Political              93             100                278           295
     Subdivisions
   Interest on Federal Funds Sold              51             118                215           242
   Income from Available-for-Sale
     and Held-to-Maturity Securities:
      Taxable                               3,612           3,525             10,584        10,699
      Tax Exempt                            1,005             916              2,918         2,668
      Dividends                               230             217                681           629
                                        ----------------------------------------------------------
   Total Interest and Dividend Income      12,395          12,146             36,290        35,950

 INTEREST EXPENSE
   Interest on Deposits                     4,691           4,697             13,697        13,670
   Interest on Other Borrowings             1,078           1,189              3,497         3,799
                                        ----------------------------------------------------------
   Total Interest Expense                   5,769           5,886             17,194        17,469
                                        ----------------------------------------------------------
   Interest Margin                          6,626           6,260             19,096        18,481

   Provision for Possible Loan Losses         191             181                573           543
                                        ----------------------------------------------------------
   Interest Margin After Provision          6,435           6,079             18,523        17,938
     for Possible Loan Losses
 OTHER INCOME
   Service Charges on Deposit Accounts        261             272                775           812
   Service Charges and Fees                    73              79                212           210
   Trust Department Income                    307             264                952           774
   Insurance Commissions, Fees                126             110                323           343
     and Premiums
   Other Operating Income                      16              19                 75           382
                                        ----------------------------------------------------------
   Total Other Income Before Realized         783             744              2,337         2,521
     Gains on Securities, Net
   Realized Gains on Securities, (Net)        235              62              2,849           869
                                        ----------------------------------------------------------
   Total Other Income                       1,018             806              5,186         3,390
OTHER EXPENSES
   Salaries and Wages                       1,618           1,493              4,813         4,459
   Pensions and Other Employee                424             396              1,295         1,266
     Benefits
   Occupancy Expense, Net                     203             180                617           535
   Furniture and Equipment                    207             178                599           513
     Expense
   Other Operating Expense                  1,702           1,475              4,856         4,501
                                        ----------------------------------------------------------
   Total Other Expenses                     4,154           3,722             12,180        11,274
                                        ----------------------------------------------------------
   Income Before Income Tax                 3,299           3,163             11,529        10,054
     Provision
   Income Tax Provision                       785             724              2,872         2,368
                                        ----------------------------------------------------------
   NET INCOME                              $2,514          $2,439             $8,657        $7,686
                                        ----------------------------------------------------------
                                        ----------------------------------------------------------
PER SHARE DATA:
Net Income - Basic                          $0.49           $0.48              $1.69         $1.50
Net Income - Diluted                        $0.49           $0.48              $1.69         $1.50
                                        ----------------------------------------------------------
Dividend Per Share                          $0.20           $0.18              $0.60         $0.53
                                        ----------------------------------------------------------
Number Shares Used in Computation       5,102,028       5,113,224          5,108,784     5,113,138
     - Basic
Number Shares Used in Computation       5,120,085       5,123,052          5,122,426     5,117,740
     - Diluted
Number Shares Issued                    5,220,038       5,168,354          5,220,038     5,168,354
Number Shares Authorized               10,000,000      10,000,000         10,000,000    10,000,000
                                       ----------      ----------         ----------    ----------
Dividends Actually Paid                     $0.20           $0.18              $0.60         $0.54
                                       ----------      ----------         ----------    ----------
CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME
Net Income                                 $2,514          $2,439             $8,657        $7,686
Other Comprehensive Income:
  Unrealized holding gains
     (losses) on available-for-sale
     securities
   Gains (Losses) arising during          (2,567)           5,070              1,238         8,091
     the period
   Reclassification adjustment              (235)             (62)            (2,849)         (869)
                                       -----------------------------------------------------------
Other comprehensive income (loss)         (2,802)           5,008             (1,611)        7,222
 before income tax
Income tax related to other                   953          (1,703)               548        (2,455)
 comprehensive income
                                       -----------------------------------------------------------
Other comprehensive income (loss)          (1,849)          3,305             (1,063)        4,767
                                      ------------------------------------------------------------
Comprehensive Income                         $665          $5,744             $7,594       $12,453
                                      ------------------------------------------------------------
                                      ------------------------------------------------------------


The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ----------------------
                                                                  1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      8,657           7,686
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                              573             543
    Realized Gain on Available-for-Sale and
      Held-to-Maturity Securities, Net                           (2,849)           (869)
    Provision for Depreciation                                      592             530
    Accretion and Amortization                                     (164)            507
    Deferred Income Tax                                             110            (118)
    Decrease in Accrued Interest Receivable and Other               473             759
      Liabilities
    Increase in Accrued Interest Payable and Other                4,150           3,246
      Liabilities
    Net Cash Provided by Operating Activities                    11,542          12,284
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities         140             206
  Purchase of Held-to-Maturity Securities                          (348)           (250)
  Proceeds from Sales of Available-for-Sale Securities           73,411         131,333
  Proceeds from Maturities of Available-for-Sale                107,404          36,371
      Securities
  Purchase of Available-for-Sale Securities                    (196,363)       (160,547)
  Net  Increase in Loans                                         (2,468)         (7,110)
  Purchase of Premises and Equipment                             (1,035)           (549)
  Sale of Foreclosed Assets                                         224             487
  Purchase of Other Real Estate                                    (600)            (93)
       Net Cash Used in Investing Activities                    (19,635)           (152)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                       13,102           7,575
  Increase (Decrease) in Short Term Borrowings                  (13,400)         (7,850)
  Proceeds from (Repayment of) Long Term Borrowings               9,990          (8,935)
  Sale of Treasury Stock                                             24               3
  Purchase of Treasury Stock                                       (468)
  Dividends Declared                                             (3,064)         (2,734)
       Net Cash Provided by Financing Activities                  6,184         (11,941)
INCREASE  IN CASH  AND CASH EQUIVALENTS                          (1,909)            191
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     14,253          14,975
CASH AND CASH EQUIVALENTS, END OF YEAR                           12,344          15,166
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                  13,942          14,048
  Income Taxes Paid                                               2,678           2,466




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

Results reported for the nine-month period ended September 30, 1998 might not be indicative of the results for the year ended December 31, 1998.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Within this report and included in past reports are "forward-looking" statements. The statements may concern plans, objectives, future events (Year 2000 issues) or performance and assumptions and other statements that are other than statements of historical fact. Citizens and Northern Corporation and its subsidiaries wish to caution readers that the following important factors, among others, may have affected and could in the future affect the Corporation's actual results and cause the Corporation's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Corporation herein: the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, and the associated cost of compliance with such laws and regulations either currently or in the future as applicable; the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, or of changes in the Corporation's organization, compensation and benefit plans; the effect on the Corporation's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from the larger regional banking organizations as well as nonbank providers of various financial services; the effect of changes in interest rates; and the effect of changes in the business cycle and downturns in the local, regional and national economies.

EARNINGS OVERVIEW

Net after-tax income for the nine-month period ended September 30, 1998 amounted to $8,657 million or $1.69 per share (on a basic and diluted basis). This compares to $7,686 million or $1.50 per share (on a basic and diluted basis) for the same period in 1997. Total assets at September 30, 1998 were $632,843 million compared to total assets at September 30,1997 of $616,406 million.

Net income for the period includes the after-tax gain on the sale of stock of a closely held company that had been carried on the books of the Corporation for $1.00. The stock was obtained in 1919 as collateral for a loan that later became a loss. The company represented by the stock was sold in June 1998 and the stock was purchased for cash. The realized gain, after tax, amounted to approximately $1,132 million or $.22 per basic share. The same period in 1997 also benefited from the sale of a registered trademark amounting to $199,000 after tax or $.04 per basic share.

Excluding investment security gains and other extraordinary income for the nine-month periods ended September 30, 1998 and September 30, 1997, earnings per common share would have amounted to $1.47 and $1.46, respectively.

Results for the first nine months of 1998, although slightly under budget, were in-line with management's expectations that net income for the nine-month period ended September 30, 1998 would be about the same as that of the same period in 1997. These expectations are contingent upon the current interest rate environment and could change if interest rates increase or decrease abnormally.

NET INTEREST MARGIN

Net interest margin or net interest income is the dollar amount of difference between all interest income received and interest expense paid. The net interest spread or interest margin is the difference, stated as a percentage, between the average rate received on all interest-earning assets and the average rate paid on all interest-bearing liabilities. The net interest margin as reflected in the income statement has not been adjusted for federal income taxes.

Nine Months Period Ended September 30, 1998/1997

Net interest income for the nine-months ended September 30, 1998 increased $615,000 or 3 percent when compared to the same period in 1997. Respectively, gross interest income for the periods ended September 30, 1998 and September 30, 1997 amounted to $36,290,000 and $35,950,000, an increase of 1 percent. Gross interest expense for the same periods amounted to $17,194,000 and $17,469,000, a decrease of 1.5 percent. The net interest margin as a percentage for the current nine month-period was 3.58 percent ; the interest margin for the same period last year was 3.47 percent.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q
Part I - Financial Information  (Continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Average earning assets did not change appreciably between the comparable periods. Average earning assets for the current nine-month period were $579,822,000 and $578,014,000 for the nine-month period ended September 30, 1997. The meager growth between the periods was due to a lack of deposit growth and the repayment of borrowings with the growth that was available. Money Market accounts and Certificates of Deposit did post some growth while other deposit categories remained unchanged or declined slightly. Average borrowed funds during the period were reduced by $3,693,000.

The overall rate of return on earning assets for the nine months ended September 30, 1998 was 8.37 percent; the return for last year's comparable period was 8.32 percent. The cost of interest-bearing liabilities for the current nine-month period was 4.79 percent and 4.84 percent for the same period last year.

The increase in net interest income between the comparable periods is attributable primarily to changes in interest rates as changes in the volume of interest-bearing assets and interest-bearing liabilities posted were minimal.

Three Months Ended September 30, 1998/1997

When comparing the respective quarters ended September 30, the net interest margins are $6,626,000 and $6,260,000. Gross interest income for the current three-month period amounted to $12,395,000 and $12,146,000 for the prior year's same three-month period. Gross interest expense for the same periods was $5,769,000 and $5,886,000, respectively. The net interest margins for the three-month periods was approximately 3.55 percent and 3.48 percent, respectively. Again the increase in net interest income and net interest margin for the quarterly periods can be attributed to changes in interest rates.

Average interest-bearing assets for the three-month periods ended September 30, 1998 and September 30, 1997 were, respectively, $588,382,000 and $577,885,000.
Average interest-bearing liabilities for the three-month periods ended September 30, 1998, and September 30, 1997 amounted to $481,125,000 and $477,406,000, respectively.

The composition of average earning assets did not change significantly when comparing the quarters ended September 30, 1998 and September 30, 1997. Gross loans account for 46 percent of the asset base and the investment portfolio accounts for 47 percent. The make up of the available-for-sale investment portfolio did change however, as a portion of the holdings of mortgage-backed securities was sold and reinvested in U.S. Agency investments. The restructuring was necessary to maintain the yield on the portfolio. Neither the composition nor the average balance of the loan portfolio changed significantly during the comparable periods.

Average interest-bearing deposit liabilities for the three-months ended September 30, 1998 totaled $481,125,000; this compares to average interest-bearing liabilities for the quarter ended September 30, 1997 of $477,406,000, an increase of $3,719,000. The change consists of an increase in average deposits of $10,799,000 and a decrease in average borrowings of $7,080,000.

The increase in deposits for the quarter was one of the largest in recent memory. A large portion of the increase was the result of a Certificate of Deposit marketing campaign and a new Municipal Money Market account that paid rates competitive to nonbank purchasers of municipal accounts. It is also highly likely that a portion of the funds came from customers who had pulled money from the stock market or mutual funds as the markets were in turmoil. Other deposit categories, Interest Checking accounts and Regular Savings accounts posted slight declines.

The net interest spread, the difference between total interest earned on all earning assets and the interest paid on all interest-bearing liabilities, was
3.58 percent, 3.48 percent and 3.50 percent for the nine-months ended September 30, 1998, September 30, 1997 and the year ended December 31, 1997, respectively. On March 2, 1998 management lowered its prime lending rate from 8.50 percent to
8.25 percent, offsetting the decrease with a reduction in rates paid on long-term certificates of deposit. Management expects that the net interest spread for the balance of 1998 will remain in the 3.50 percent to 3.60 percent range and that net interest income will approximate that of 1997.

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
Daily Balances and Rates


                                                         Rate of                   Rate of             Rate of
(In Thousands)                                           Return/                  Return/              Return/
                                                         Cost of                   Cost of             Cost of
                                                          funds                    Funds                funds

                                             09/30/98       %        12/31/97         %       09/30/97     %
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                    2,518      6.00         2,514      5.53        2,511      5.38
   Securities of Other U.S.                    74,654      7.00        41,968      7.15       32,502      7.03
     Government Agencies and
     Corporations
   Mortgage Backed Securities                 116,262      6.67       163,942      6.75      174,409      6.71
   Obligations of States and                   65,671      5.94        59,554      6.04       58,840      6.06
     Political Subdivisions
   Stock                                       17,250      5.28        15,039      5.81       14,941      5.64
   Other Securities                            11,771      7.64         4,536      1.15        4,756      1.38
      Total Available-for-Sale                288,126      6.54       287,553      6.51      287,959      6.46
        Securities
Held-to-Maturity Securities:
   U. S. Treasury Securities                      628      5.96           601      5.66          598      6.26
   Securities of Other U. S.                      508      7.63           297      7.41          279      7.19
     Government Agencies and
     Corporations
   Mortgage Backed Securities                     548      7.32           689      7.55          707      7.56
      Total Held-to-Maturity                    1,684      6.91         1,587      6.81        1,584      7.01
        Securities
Interest -bearing Due from Banks                  796      4.87           795      6.79          698      6.70
Federal Funds Sold                              5,913      4.86         6,132      5.45        5,999      5.39
Loans:
   Real Estate Loans                          225,221      9.05       223,510      9.05      222,935      9.03
   Consumer                                    30,962     21.12        32,293     20.08       32,122     20.24
   Agricultural                                 2,425      9.59         2,689     10.12        2,720     10.08
   Commercial/Industrial                       17,623      9.26        16,743      9.59       16,682      9.65
   Other                                          708      7.74           754      8.22          679      8.27
   Political Subdivisions                       6,147      6.05         6,355      6.15        6,397      6.17
   Leases                                         217      9.24           236      7.63          239      7.83
      Total Loans                             283,303     10.32       282,580     10.28      281,774     10.29
      Total Earning Assets                    579,822      8.37       578,647      8.34      578,014      8.32

Cash                                           12,352                  12,228                 12,252
Securities Valuation Reserve                   20,040                   9,907                  7,968
Allowance for Possible Loan Losses             (4,868)                 (4,844)                (4,814)
Other Assets                                    5,317                   5,745                  5,858
Bank Premises & Equipment                       6,764                   6,594                  6,549
Total Assets                                  619,427                 608,277                605,827

INTEREST-BEARING LIABILITIES
Interest Checking                              36,773      2.40        38,334      2.47       38,614      2.47
Money Market                                  110,183      4.67       107,287      4.55      106,712      4.54
Savings                                        45,380      2.48        46,338      2.48       46,629      2.48
Certificates of Deposit                       121,380      5.62       119,226      5.49      118,599      5.48
Individual Retirement Accounts                 78,313      5.48        78,662      5.99       78,999      6.03
Other Time Deposits                             2,076      2.45         2,223      2.52        2,417      2.43
Federal Funds Purchased                         2,036      5.65           663      4.98          498      6.17
Other Borrowed Funds                           83,482      5.46        88,548      5.63       89,793      5.62
Total Interest-bearing                        479,623      4.79       481,281      4.84      482,261      4.84
Liabilities
Demand Deposits                                44,381                  42,780                 42,296
Other Liabilities                               9,040                   8,211                  7,121
  TOTAL LIABILITIES                           533,044                 532,272                531,678
Stockholders' Equity                           73,101                  69,440                 68,855
Securities Valuation Reserve                   13,282                   6,565                  5,294
Total Liabilities and Stockholders' Equity    619,427                 608,277                605,827
Interest Rate Spread                                       3.58                    3.50                   3.48



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Table II - Effect of Volume and Rate Changes in Interest
Income and Interest Expense


                                                       Nine-month Periods Ended September 30,  1998/1997


(In Thousands)                                             Change in            Change in          Total
                                                             Volume                Rate            Change
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                                           12               12
   Securities of Other U.S. Government Agencies and             2,207                  (9)           2,198
    Corporations
   Mortgage Backed Securities                                  (2,903)                (48)          (2,951)
   Obligations of States and Political Subdivisions               302                 (52)             250

   Stock                                                           87                 (36)              51
   Other Securities                                               153                 471              624
      Total Available-for-Sale Securities                        (154)                338              184
Held-to-Maturity Securities:
   U. S. Treasury Securities
   Securities of Other U.S. Government Agencies and                13                                   13
     Corporations
   Mortgage Backed Securities                                      (9)                 (1)             (10)
      Total Held-to-Maturity Securities                             4                  (1)               3
Interest-bearing Due from Banks                                     6                 (12)              (6)
Federal Funds Sold                                                 (3)                (24)             (27)
Loans:
   Real Estate Loans                                              155                  34              189
   Consumer                                                      (138)                166               28
   Agricultural                                                   (21)                (10)             (31)
   Commercial/Industrial                                           59                 (42)              17
   Other                                                            2                  (3)              (1)
   Political Subdivisions                                         (11)                 (6)             (17)
   Leases                                                          (1)                  2                1
      Total Loans                                                  43                 143              186
Total Interest Income                                            (104)                444              340


INTEREST BEARING LIABILITIES
Interest Checking                                                 (33)                 (18)            (51)
Money Market                                                      120                  102             222
Savings                                                           (23)                  (2)            (25)
Certificates of Deposit                                           115                  127             242
Individual Retirement Accounts                                    (31)                (326)           (357)
Other Time Deposits                                                (6)                                  (6)
Federal Funds Purchased                                            65                  (2)              63
Other Borrowed Funds                                             (260)                (103)           (363)
Total Interest Expense                                            (53)                (222)           (275)

NET INTEREST INCOME                                               (51)                  666            615


The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Allowance for Possible Loan Losses is a reserve established by management and the Board of Directors, which they believe will absorb future loan losses, based on management's assessment of the quality and volume of the loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.

The quarterly review process is performed by a loan quality committee consisting of the President, Chief Financial Officer, Executive Vice-Presidents in charge of loans and branch administration and monitored by the Corporation's Auditor. The committee reviews the "Watch List" (a collection of loans that have had a history of delinquency), past due reports, non-performing loans and historical information related to charge-offs and recoveries by loan category.

The reserve balance is then allocated across the various loan categories to determine the unallocated or excess reserve balance. The allocation is performed using two different methods. The first method, a historical method based on five years of information, calculates the ratio of average losses by type to the average outstanding balance by type. The ratio is then applied to the current outstanding balance of the various loan categories to determine the amount of reserve to be allocated to the loan category. In addition to the historical calculated amount, at times the committee will add additional amounts to the calculated total if it is aware of a particular problem or the five-year average is not representative of current conditions. The second allocation method extracts loans by a quality rating system. The ratings are substandard, doubtful and loss. Regulatory guidelines are then applied: 15 percent of the substandard category, 50 percent of the doubtful category and 100 percent of the loss category loans.

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

TABLE III
Reserve for Possible Loan Losses Reconciliation

                                     Estimated        Actual         Actual         Actual         Actual         Actual
                                    Dec. 31, 1998  Sept. 30, 1998 Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995  Dec 31, 1994

Beginning Balance January 1,        $ 4,913,334    $ 4,913,334    $ 4,775,960    $ 4,579,210    $ 4,228,741    $ 3,816,982
Provision Charged to Earnings           763,416        572,562        797,032        700,500        736,500        737,496
Year-to-Date Recoveries                 140,000         86,713        124,407        167,926        187,473        194,312
Year-to-Date Charge-Offs             (1,225,000)      (823,861)      (784,065)      (671,676)      (573,504)      (520,049)
Ending Balance                      $ 4,591,750    $ 4,748,748    $ 4,913,334    $ 4,775,960    $ 4,579,210    $ 4,228,741


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



TABLE IV - FIVE YEAR HISTORY OF LOAN LOSSES   Projected
(In Thousands)                                   1998         1997       1996       1995       1994        1993       AVERAGE
Net Loans *                                     292,000      285,426    278,597    264,182    258,472     238,755       265,086
Net Charge-Offs                                   1,085          660         504       387        326         247           425
Allowance for Possible Loan Losses Balance        4,592        4,913       4,776     4,579      4,229       3,817         4,463
Provision for Loan Losses Charged to Earnings       763          797         701       737        737         708           736
Earnings                                         10,893       10,107       9,255     7,866      7,494       8,127         8,570
Earnings Coverage of Net Charge-Offs               10.0 x       15.3 x      18.4 x    20.3 x     23.0 x      32.9 x          22 x
Allowance Coverage of Net Charge-Offs               4.5 x        7.4 x       9.5 x    11.8 x     13.0 x      15.5 x          11 x
Loans Ninety Days or More Past Due and
    Still Accruing                                2,925        2,900       2,994     2,915      2,743       2,899         2,890
Net Charge-Offs as a Percent of the Provision     142.2%        82.8%       71.9%     52.5%      44.2%       34.9%           57%
Year-End Nonperforming Loans**                    1,130        1,412         864       279        624         843           804
Allowance as a Percentage of Gross Loans: *
Bank   (1)                                        1.64%         1.72%       1.71%     1.73%      1.64%       1.60%            2%
Peer Group  (2)                                   1.53%         1.43%       1.50%     1.61%      1.65%       1.82%            2%



* Gross Loans less Unearned Discount
 (1) At September 30, 1998
 (2) At June 30, 1998
** At September 30, 1998

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE V - Reserve Allocation - Historical


Reserve
Allocation-Historical


                                        Est.
            LOAN CLASSIFICATION         1998     1997    1996     1995      1994     1993    Average
Commercial, Agricultural,             30,338   25,751  30,054   26,481    22,794   26,530     26,322   0.00115X    30,338=     35
   Municipal & Other
Real Estate - Mortgage               225,000  220,358 215,123  201,350   195,688  172,756   201,055   0.00043X    225,000=     97
Credit Card & Related Plan            10,000    9,084   8,902    9,934     9,896    9,212     9,406   0.01667X     10,000=    440
All Other Loans to Individuals        33,500   30,270  24,518   26,417    30,094   30,282    28,316   0.00587X     33,500=    262
   Total Loans                       298,838  285,463 278,597  264,182   258,472  238,780   265,099   0.00166     298,838
Letter of Credit Commitments           5,500    5,012   5,106    2,633     4,415    5,046     4,442   0.00115X      5,500=      6
All Other Commitments
Consumer                              30,000   27,728  28,049   24,811    24,202   23,323    25,623   0.00587X     30,000=    176
Mortgage                              11,000   10,497   5,802    7,276     9,566    9,466     8,521   0.00043X     11,000=      5
Commercial                            13,000   13,045  10,825   10,201     9,901    9,790    10,752   0.00115X     13,000=     15
Impaired Loans                           742      274     113      228                                                        742
Total allocated                                                                                                              1,77
                                                                                                                                8
Unallocated                                                                                                                 2,971
Reserve Balance                                                                                                             4,749



The reserve balance allocation ratio is determined using the six-year average net charge-offs divided by the six-year average loan balance by type.


TABLE VI -Reserve Allocation Based on Regulatory Standards September 30,1998


Regulatory Reserve Allocation

                                                   September 30,
                                                       1998

Loan Classifications
--------------------
Substandard  15%                                   1,234,129
Doubtful  50%                                        727,873
Loss 100%                                             50,605
FASB 114 Allocation                                  742,430
-------------------------------------------------------------
Required Reserve                                    2,755,037
Unallocated                                         1,993,707
-------------------------------------------------------------
Total Reserve                                       4,748,744


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


TABLE VII - COMPARISON OF NONINTEREST INCOME

                                                                   Nine-Month Periods Ended
                                                                 September 30     September 30           %               $
                                                                     1998             1997            Change           Change
Service Charges on Deposit Accounts                                  $775            $812             (4.6%)            ($37)
Service Charges and Fees                                              212             210              1.0%                2
Trust Department Income                                               952             774             23.0%              178
Insurance Commissions, Fees and Premiums                              323             343             (5.8%)             (20)
Other Operating Income                                                 75             382            (80.4%)            (307)
Total Other Operating Income before Realized
  Securities Gains (Losses) on Securities, Net                      2,337           2,521             (7.3%)            (184)
  Gains (Losses) on Securities, Net                                 2,849             869            227.8%            1,980
Total Other Income                                                 $5,186          $3,390             53.0%           $1,796



Total Other Operating Income before Realized Gains on Securities decreased 7 percent or $184,000 during the nine-month period ended September 30, 1998 when compared to the nine-month period ended September 30, 1997. The decrease was caused by the recognition of extraordinary income from the sale of a copyright or trademark during the nine-month period ended September 30, 1997. The before-tax effect was $301,000. Categories of Other Operating Income include Service Charges on Deposit Accounts, Other Service Charges and Fees, Trust Department Income, Bucktail Life Insurance Co. Premiums and Other Operating Income.

Service Charges on Deposit Accounts, consisting of account activity charges and overdraft charges, has declined slightly during the past two years. During the nine-month periods ended September 30, 1997 and September 30, 1998 average monthly service charges generated amounted to $86,000 and $90,000 , respectively. The fees consistently average about 56 percent service charges and 44 percent overdraft fees. The decrease is due to a decline in the number of daily overdrafts and an increase in the number of customers utilizing Money Market Accounts, free payroll accounts and senior citizens accounts. Payroll accounts are free if direct deposit is utilized; the total number of accounts has increased by nearly 400 since September 30, 1997. Also, the number of accounts utilizing free services has increased by 724 during the past year. This includes new accounts and accounts that have changed service charge type.

Service Charges and Fees, consisting of debit card fees, credit card annual fees, official check sales and check cashing fees, has not changed significantly when comparing the nine-month periods ended September 30, 1998 and September 30, 1997. Those fees average between $23,000 and $25,000 per month.

Trust Department Income is the largest contributor to Other Operating Income and has posted a gain of 23 percent or $178,000 during the nine-month period ended September 30, 1998 when compared to the same period in 1997. The significant increase posted during the current period is directly related to the amount of trust assets under management. For the periods ended September 30, 1998 and September 30, 1997, trust assets under management amounted to $254,162, 000 and $228,119,000, respectively. The growth in trust assets is the result of an aggressive sales program and investment management.

Insurance Commissions, Fees and Premiums decreased $20,000 when comparing the nine-month periods ended September 30, 1998 and September 30, 1997. The decrease is the result of a lack of loan activity and alternate sources of credit life and accident and health insurance.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Operating Income is made up primarily of safe deposit box rentals, earnings or losses on the "Supplemental Employees Retirement Plan" ("SERP") and gains received on the sale of bank assets. The amounts reflected for the nine-month periods ended September 30, 1998 and September 30, 1997 were $75,000 and $382,000, respectively. Normally, Other Operating Income will average about $20,000 per quarter. The nine-month period ended September 30, 1997 includes a gain of $301,000 from the sale of a Corporation owned copyright.

Realized Securities Gains during the nine-month period ended September 30, 1998 amounted to $2,849,000. A substantial portion, or $1,711,000, was due to the sale of stock that was carried on the books at $1.00. The stock was acquired as collateral on a loan that defaulted in 1919. The Corporation was recently liquidated with the resulting gain. The balance of the realized gains is from the sale of equity investments that management felt would be prudent to liquidate and lock in realized gains. Also included were losses amounting to $50,000 that were part of a small restructuring of the available-for-sale investment portfolio. During the nine months ended September 30, 1997 realized gains on the sale of equity investments totaled $869,000. Gains realized on equity investments are part of the total investment return on equity securities, which include both dividends and appreciation. Dividends alone from equity investments are inadequate to compensate the Corporation for its investment.

TABLE VIII- COMPARISON OF NONINTEREST EXPENSE


                                             Nine-month Periods Ended
                                            September 30   September 30       %             $
(In Thousands)                                  1998           1997         Change       Change
Salaries and Wages                             $4,813         $4,459         7.94%         $354
Pensions and Other Employee Benefits            1,295          1,266         2.29%           29
Occupancy Expense, Net                            617            535        15.33%           82
Furniture and Equipment Expense                   599            513        16.76%           86
Other Operating Expense                         4,856          4,501         7.89%          355
Total Other Expense                           $12,180        $11,274         8.04%          906



Salaries and Wages increased 7.8 percent or $229,000 during the nine-month period ended September 30, 1998 when compared to the nine-month period ended September 30, 1997. The increase is the result of annual merit raises and the number of full time equivalent employees increased to 206.

Pensions and Other Employee Benefits consists primarily of social security taxes, group life and health insurance, contributions to the 401 (k) plan and pension expense. The cost of Pensions and Other Employee Benefits did not change significantly when comparing the nine-month periods ended September 30, 1998 and September 30, 1997. The total change amounted to $29,000 or just over 2 percent.

Occupancy Expense, consisting of insurance, maintenance, real estate taxes, depreciation and other utilities, increased 15 percent or $82,000 when comparing the nine-month periods ended September 30, 1998 and September 30, 1997. The increase was due to increased depreciation costs caused by the replacement of roofs on two branch offices, an extensive remodeling of one of the branch locations and ATM site preparation. An adjacent property was also purchased at our Wellsboro location at a cost of $75,000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Furniture and Equipment Expense increased $86,000 or 16.7 percent when comparing the nine-month periods ended September 30, 1998 and September 30, 1997. The increase is due to the replacement of several vehicles and the purchases of a statement folder inserter, a new data card embosser and a new item processing image storage system. The combined cost of the equipment was in excess of $150,000. It is expected that for the balance of 1998 equipment maintenance will continue to increase with the installation of 12 ATMs and plans for the installation of additional machines.

Other Operating Expense increased 8 percent or $355,000 when comparing the nine-month period ended September 30, 1998 to the same period in 1997. Other Operating Expense is comprised of several components. The largest components are the Pennsylvania Shares Tax and credit card expense; combined they constitute just over half of Other Operating Expense. Those components posted a combined increase of 15 percent or $358,000 when the nine-month periods ended September 30, 1998 and September 30, 1997 are compared. The increased credit card costs are the result of increases in credit card interchange fees or increased merchant usage fees. It should be noted that the increase in interchange fees is more than offset in increased income. The increase in Pennsylvania Shares Tax is due to bank earnings and an increase in the market value adjustment of the Bank's investment portfolio. Also included in Other Operating Expense are expenses related to Bucktail Life Insurance Company, a subsidiary of Citizens & Northern Corporation. Expenses incurred by the subsidiary dropped $89,000 between the comparable nine-month periods due to the decline in underwriting business. There were no other material increases in expenses classified as Other Operating Expense.

The Corporation continually monitors Other Operating Expense and has been successful in holding those expenses to a minimum.

STATEMENT OF CONDITION Nine-Month Period Ended September 30, 1998/1997 -- Twelve-Month Period Ended December 31, 1997

Average total assets of the Corporation were $619,427,000 and $605,827,000 for the comparable periods ended September 30, 1998/1997, respectively. The increase in average assets between the two periods can be attributed to an increase in average deposits of $4,220,000 and an increase in the average after-tax market value adjustment of the investment portfolio amounting to 5,000,000. Average total assets for the year ended December 31, 1997 totaled $608,277,000. When comparing the year ended December 31, 1997 to the current period, average total assets increased $11,150,000, which also is attributable to an increase in the market value adjustment of the investment portfolio and increased average deposit totals. Unrealized gains included in total assets for the periods ended September 30, 1998/1997 respectively, amounted to $13,282,000 and $5,294,000. At December 31, 1997 the average adjustment was $6,565,000.

The asset structure of the Corporation changed very little during the periods being compared; average total loans comprise 46 percent of the asset base and the investment portfolio 47 percent . The same percentages are applicable to all comparable periods. The structure of the investment portfolio has changed somewhat during 1998. Principal prepayments precipitated by a decline in interest rates caused the return on the holdings of mortgage-backed investments to be reduced to unacceptable levels. To increase the rate of return approximately $71,000,000 of the mortgage-backed instruments were sold at a loss of approximately $50,000; the funds made available by the sale were reinvested in U. S. Agency securities, primarily FNMA zero coupon bonds and Federal Home Loan Bank bonds. Also, for tax purposes the level of municipal bond holdings was increased nearly $7,000,000 between the nine-month comparable periods.

The loan portfolio has remained nearly unchanged both in total loans and make-up of total loans. Real estate secured loans still comprise nearly 80 percent of total loans. The average loan-to-deposit ratio of the Corporation for the nine-month periods and the year ended December 31, 1997 was 64 percent. Loan demand has shown some improvement since September 30, 1998; at this writing total loans amount to just over $289,000,000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Corporation has installed 12 new automated teller machines at strategic locations in the market area with an additional 1 or 2 units scheduled for installation later this year. Also, the Corporation has opened a new office in Mansfield, Pennsylvania. The new office opened in October 1998. The cost of the new facility was approximately $525,000.

On the liability side of the balance sheet the growth of average interest-bearing deposits September 30, 1997 through September 30, 1998 has been relatively flat at less than 1 percent; however, during the months of July, August, and September of this year deposits have grown by 5 percent. The deposit growth has been primarily Money Market accounts and Certificates of Deposit . The growth can be attributed to an aggressive marketing effort and higher interest rates.

Management expects that 1998 will bring continued competition for deposits from credit unions, brokerage houses and other nonbank competitors and it will continue to look for innovative deposit products to hold current customers and attract new business.

Average borrowed funds have declined about 4 percent between the comparable periods primarily because of the lack of investment opportunities with the flatness of the yield curve. However, it appears at this time, as short term rates continue to decline that a spread is beginning to open between short and longer term rates and that leverage opportunities may be forthcoming.

LIQUIDITY

Liquidity is the ability to raise cash quickly and at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. Daily deposit decreases normally do not exceed $4,000,000 to $6,000,000 and new loan advances net of loan repayments have not been significant.

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

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier one; the remainder may be tier two. The total risk-based capital ratios at September 30, 1998, September 30, 1997 and December 31, 1997 were 22.66 percent, 22.92 percent and 23.86 percent, respectively.

The primary source of capital growth for the Corporation is earnings. Capital growth for the nine-month periods ended September 30, 1998 and September 30, 1997 on an annualized basis was 9.50 percent and 10.06 percent, respectively; capital growth for the year ended December 31, 1997 was 9.7 percent. Dividend payments as a percentage of net income amounted to 35.4 percent for the nine months ended September 30, 1998 and 35.6 percent for the same period in 1997.

Total capital of the Corporation (excluding unrealized gains on available-for-sale securities) at September 30, 1998, September 30, 1997 and December 31, 1997 was $77,349,000, $70,781,000 and $72,200,000, respectively.

The leverage ratio (capital divided by total liabilities), excluding unrealized gains on available-for-sale securities, at September 30, 1998, September 30, 1997 and December 31, 1997, was 14.2 percent, 13.2 percent and 13.6 percent, respectively.

Planned capital expenditures during the next 12 months will amount to an estimated $1,000,000. These expenditures will not have a detrimental effect on capital ratios or results of operations.

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

Item 3. Interest Rate Risk and Market Risk


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

The risk associated with interest rate increases and decreases as they relate to the market value of the assets and liabilities of the Corporation is also calculated using the same model and the same rate shock of plus and minus 100, 200, and 300 basis point swings in rates. Market values are estimated by applying present value calculations to the cash flow generated by the Corporation's balance sheet. The Asset and Liability Committee and Board of Directors have also imposed a market loss limit of 25 percent at a 200 basis point rate shock.

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





TABLE IX - EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
NIM = Net Interest Margin
MVPE = Market Value of Portfolio Equity

(In Thousands)                            At September 30, 1999                   At September 30, 1998
                                          Estimated    Estimated                 Estimated    Estimated
        Change in            Estimated    Change in    Change in     Estimated   Change in    Change in
        Interest Rates          NIM          NIM          NIM          MVPE         MVPE         MVPE
        (Basis Points)            $            $            %            $           $            %
        Plus 300               20,851      (3,402)      (12.73)       59,925    (29,055)       (32.65)
        Plus 200               21,926      (1,967)       (8.23)       69,180    (19,800)       (22.25)
        Plus 100               22,967        (926)       (3.88)       78,963    (10,017)       (11.26)
          Flat                 23,893                                 88,980
        Minus 100              24,653          760         3.18       98,828       9,848        11.07
        Minus 200              25,357        1,464         6.13      109,230      20,250        22.76
        Minus 300              26,224        2,331         9.76      116,540      27,560        30.97



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 3. Interest Rate Risk and Market Risk  (Continued)



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

Investments in bank stocks are subject to the risk factors that affect the banking industry in general, including competition from nonbank entities, credit risk, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stock held by the Corporation because of specific circumstances related to each bank. Further, since the stocks held are bank and bank holding companies concentrated in Pennsylvania, these investments could decline in market value if there is a downturn in the state's economy.

Equity securities held as of September 30, 1998 and September 30, 1997 are presented in Table X.

TABLE X - EQUITY SECURITIES


                                                                                Hypothetical   Hypothetical
                                                                                    10 %           20 %
                                                                                  Decline        Decline
                                                                                     In             In
(In Thousands)                                                        Fair         Market         Market
At September 30, 1998                                     Cost        Value        Value          Value
Bank & Bank Holding Companies                            15,642       28,648       (2,865)        (5,730)
Fed. Home Loan Bank and Other Restricted Stocks           4,367        4,367         (437)          (873)
Total                                                    20,009       33,015       (3,302)        (6,603)




                                                                                Hypothetical   Hypothetical
                                                                                    10 %           20 %
                                                                                  Decline        Decline
                                                                                     In             In
(In Thousands)                                                         Fair        Market         Market
At September 30, 1997                                     Cost        Value        Value          Value
Bank & Bank Holding Companies                           10,801       23,324       (2,332)        (4,665)
Fed. Home Loan Bank and Other Restricted Stocks          3,533        3,533         (353)          (707)
Total                                                   14,334       26,857       (2,685)        (5,372)


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 4. Year 2000 Compliance


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

Citizens & Northern Corporation began working on the problem in 1996 with the formation of a "Year 2000 Committee" that meets periodically and reports to the Board of Directors regularly.

The most critical phase of the "Year 2000" problem is the testing function, to be implemented as follows:

1. Computers

    A. Hewlett Packard Mainframe
       1. Application software
       2. System software
       3. Hardware

    B. Personal computers
       1. Purchased software
       2. Hardware

2.  Environmental Systems
    A. Heating and cooling systems
    B. Vaults
    C. Security systems
    D. Elevators
    E. Utilities

3.  Other Third Parties
    A. Customers
    B. Financial Institutions
    C. Automated Clearing House System (Federal Reserve)
    D. Vendors


Testing Strategy

The testing strategy will vary depending on the area being tested. Various detailed elements of this plan will be developed as the particular areas are being reviewed. The proposed testing schedule follows:

6/30/98 Completion of testing strategies and plans

12/31/98 Application and integrated application testing complete

3/31/99 External testing with third parties (customers, financial institutions, etc.)

6/30/99 Testing and implementation of all mission  critical systems complete

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (Continued)
Item 4. Year 2000 Compliance  (Continued)


Critical Dates to be Tested

1. Dates less than 2000
2. System roll dates from 12/31/99 to 1/1/2000
3. Validate all accrual calculations made from last business day of 1999, December 31, 1999, to the first day of business on January 3, 2000
4. Test date rollover from 1/31/2000 to 2/1/2000
5. Test date rollovers from 2/28/2000 to 2/29/2000 and on to 3/1/2000
6. Test 1/7/2000 and 1/10/2000 to verify first Friday and first Monday

Other date testing procedures

 1. Test end of quarter processing
 2. Test year display fields on profiles and maintenance records
 3. Test system sorts
 4. Test date calculations
 5. Test acceptance of date from operating systems
 6. Calculate resultant values from dates
 7. Test age calculations
 8. Validate financial calculations (Interest, etc.)
 9. Test expiration date processing
10. Test historical decision analysis
11. Test inventory processing
12. Test billing calculations
13. Validate cycle processing dates
14. Test archival date processing
15. Test system record purges

Documentation

For each area of testing, the following information shall be maintained by the Compliance Department.

(1) Tests performed, (2) how the test types are determined, (3), test results,
(4) plans for further remediation and testing, if required and (5) individuals responsible for testing and acceptance of testing results.

Testing of Main Frame Computer.

The objective is to test all applicable hardware, system software, purchased software and software developed in-house to determine that appropriate steps and changes have been made to minimize "Year 2000" risk.

The testing strategy is to test all applications, giving major consideration to mission critical systems. A list of all applications will be reviewed to determine the testing order. To facilitate the testing, our backup system will be utilized to run the tests. The tests will be performed by the Data Processing Department and monitored by the Audit and Compliance Departments. For each application, testing criteria, including critical test dates and testing methodology, will be developed and a certification form will be completed stating the level of compliance and any remedial efforts required. After the completion of application testing, integration testing will begin. These tests will determine if all application systems will run properly as they interact with each other in a simulation environment.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 4. Year 2000 Compliance  (Continued)

Personal Computers

The Corporation uses approximately 70 personal computers to perform a variety of functions. The uses of personal computers follow:

Demand Deposit Imaging System (2 Locations)   ATMs                                   Telephone Banking
Trust Department                              Bankcard Services                      Personnel
Asset and Liability System                    Fixed Asset Accounting                 Call Report Software
Credit Bureau System                          Appraisal Department                   Automated Clearinghouse
Correspondent Banking                         Corporate and Subsidiary Accounting    Investment Accounting



Personal Computer Software

Letters were sent to all software vendors to determine if the software is "Year 2000" compliant or will be in the near future. All results will be reviewed and second letters sent if no response is forthcoming. If the software is not compliant new software will be purchased.

Personal Computer Hardware

All personal computers have been tested to determine if the BIOS is compliant; those that did not pass the test were flagged and will be fitted with a new BIOS or replaced.

Environmental Systems

All environmental systems, e.g., elevators, heating and cooling, security systems utilities and fax equipment will be checked to see what impact the year change might have on them.

Third Parties

A list of third parties has been prepared and will be reviewed for compliance. The list includes, but is not limited to, Credit Bureaus, Federal Reserve, Clearinghouses, Fedline (part of the Federal Reserve) and larger Customers.


Vendors (nonsoftware)

Vendor testing for compliance will be nearly impossible. A list of major suppliers will be prepared and contacts will be made to determine if the vendors will be able to provide the required services or products at the century date change.


Citizens and Northern Corporation employs a staff of system analysts and programmers and it is difficult to estimate the total cost of compliance since the work has been done in-house and over a long period of time, beginning in 1996. The main frame computer and network modems will be replaced in late 1998 or early 1999 at a cost of about $300,000. Several PCs and PC software will be replaced and item processing software will have to be updated. The cost of PC replacement is estimated to be between $50,000 and $75,000; software upgrades will probably be equal to that. Upgrading the item processing image system will cost approximately $32,000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part  II  -  Other Information

Item   1.   Legal Proceedings

There are currently no pending lawsuits against Citizens & Northern Corporation.

Item   4.   Not Applicable


Item   5.   Other Events

            a. None

Item   6.   Exhibits and Reports on Form 8 - K

            a. Exhibits filed as a part of this report  -  None

            b. No reports on Form 8 - K were filed during the period ended
               September 30, 1998.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page









                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CITIZENS & NORTHERN CORPORATION

November 9, 1998           By: /s/ Craig G. Litchfield
----------------               -----------------------
Date                           President and Chief Executive Officer



November 9, 1998           By: /s/ James W. Seipler
----------------               --------------------
Date                           Executive Vice President and Treasurer