Form 10-K
period 1998-12-31
CITIZENS & NORTHERN CORP
filed 1999-03-26
CIK 810958

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number: 0-16084
                          ------------------     -------------------------------

                         CITIZENS & NORTHERN CORPORATION
             (Exact name of Registrant as specified in its charter)

Pennsylvania                                                 23-2451943
------------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

90-92 MAIN STREET, WELLSBORO, PA                  16901
(Address of principal executive offices)        (Zip code)

        (Registrant's telephone number including area code) 570-265-6171


        Securities registered pursuant to Section 12(b) of the Act: None



           Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK Par Value $1.00

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                             Outstanding

Common Stock $1.00 par value                      5,153,629 shares March 1, 1999

The aggregate market value of the registrant's common stock held by non-affiliates at

March 1 1999:            $181,377,015. (a date within 60 days of the date hereof

                       DOCUMENTS INCORPORATED BY REFERENCE


Excerpts from the Registrants Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's definitive Proxy statement to be used in connection with the 1998 Annual Meeting of shareholders to be held on April 20, 1999 is incorporated herein by reference in partial response to Part III.


Location in Form 10-K                                   Incorporated Information
---------------------                                   ------------------------

PART II

Item 5.   Market for Registrant's Common                Page 46 of the Annual Report
          Stock and Related Stockholder Matters

Item 6.   Selected Financial Data                       Pages 47 and 48 of the Annual Report

Item 7.   Management's Discussion and Analysis          Pages 29 through 46 of the Annual Report
          of the Financial Condition and Results
          Operations.

Item 7a.  Quantitative and Qualitative Disclosures      Pages 41 through 43 of the Annual Report
          About Market Risk

Item 8.   Financial Statements and                      Pages 8 through 11 and 47 through 48 of the
          Supplementary Data                            Annual Report

PART III

Item 10.  Directors and Executive Officers              Pages 2 through 6 of the Proxy Statement
          of the Registrant

Item 11.  Executive Compensation                        Pages 6 through 9 of the Proxy Statement

Item 12.  Security Ownership of certain                 Pages 2 through 6 of the Proxy statement
          Beneficial Owners and Management

Item 13.  Certain Relationships and Related             Page 24 of the Annual Report
          Transactions                                  Page 11 of the Proxy Statement

                                     PART I

ITEM 1.  BUSINESS

         The information appearing in the Annual Report under the caption "Description of Business" on page 49 is herein incorporated by reference.


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

THE BANK

         The Bank is a state chartered nonmember bank, supervised by and under the reporting requirements of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation

YEAR 2000 COMPLIANCE

         Information relating to the Corporation's Year 2000 readiness and compliance may be found in the Company's Annual Report under the caption "Management's Discussion and Analysis of the Financial Condition and Results of Operations" on pages 44 and 45, and is herein incorporated by reference.

ITEM 2.  PROPERTIES

         Information relating to the location of banking offices is located on page 49 of the Annual Report of the Corporation and is herein incorporated by reference.

         There are no encumbrances against any of the properties owned by the Bank.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information appearing in the Annual Report under the caption "Quarterly Share Data" on page 46 and the "Summary of Quarterly Financial Data" on page 48 is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The "Five Year Summary of Operations" on page 47 of the Annual Report is herein incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information appearing in the Annual Report under the caption "Management's Discussion and Analysis of the Financial Condition and Results of Operations" on pages 29 through 46, is incorporated herein by reference.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing in the Company's Annual Report under the caption "Management's Discussion and Analysis of the Financial Condition and Results of Operations" on pages 41 through 43, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to the Financial Statements and Notes to Consolidated Financial Statements on pages 8 through 27 and to the Quarterly Financial Data on page 48 of the Company's Annual Report to Shareholders for the year ended December 31, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Identification of Directors. The information appearing under the caption "Election of Directors" on pages 1 through 3 of the Corporation's Proxy Statement dated March 22, 1999, is herein incorporated by reference.

         (b) Identification of Executive Officers. The information appearing under the caption "Corporation's and Bank's Executive Officers" on pages 5 and 6 of the Corporation's Proxy Statement dated March 22, 1999, is herein incorporated by reference.





ITEM 11.  EXECUTIVE COMPENSATION

         Information appearing under the caption "Executive Compensation" on page 7 and 8 of the Corporation's Proxy Statement dated March 22, 1999, is herein incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information appearing under the caption "Election of Directors" on pages 1 through 3 and under the caption "Corporation's and Bank's Executive Officers" on pages 5 through 7 of the Corporation's Proxy Statement is herein incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information appearing in footnote 13 to the Consolidated Financial Statements included on page 24 in the Annual Report is herein incorporated by reference.

         Information appearing under the caption "Certain Transactions" on page 11 of the Corporation's Proxy Statement is herein incorporated by reference.


                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1). The following consolidated financial statements and reports are set forth in Item 8.


                                                                             Page
                                                                             ----
         Independent Auditors' Report                                         27

         Financial Statements:
              Consolidated Balance Sheet - December 31, 1998 and 1997          8
              Consolidated Statement of Income - Years Ended
                   December 31, 1998, 1997 and 1996                            9
              Consolidated Statement of Changes in Stockholders' Equity -
                   Years Ended December 31, 1998, 1997 and 1996               10

              Consolidated Statement of Cash Flows - Years Ended
                   December 31, 1998, 1997 and 1996                           11
                          Notes to Consolidated Financial statements         12-26

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

                 13.  Annual Report to Shareholders                                    Page 11

                 16.  Letter re Change in Certifying Accountant                        Not applicable

                 18.  Letter re Change in Accounting Principles                        Not applicable

                 21.  List of Subsidiaries                                             Page      10

                 22.  Published Report Regarding Matters Submitted to
                      Vote of Security Holders                                         Not applicable

                 23.  Consent of Independent Auditors                                  Page      12

                 24.  Power of Attorney                                                Not applicable

                 27.  Financial Data Schedules                                              None


                 28.  Information from Reports Furnished to State
                      Insurance Regulatory Authorities                                 Not applicable

                 99.  Additional Exhibits

                  *   Omitted in the interest of brevity

(b) No reports on Form 8-K were filed during the quarter ended
December 31, 1998.

(c) Exhibits - the required exhibits are included under 14 (a) (3) of Form 10 - K.

(d) Financial Statement schedules are omitted because the required information is not applicable or is included elsewhere herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 19, 1999                       By: /s/ Craig G. Litchfield
--------------                           ---------------------------------------
    Date                                 Craig G. Litchfield
                                         President and Chief Executive Officer


March 19, 1999                       By: /s/ James W. Seipler
--------------                           ---------------------------------------
    Date                                 James W. Seipler
                                         Treasurer

BOARD OF DIRECTORS

J. ROBERT BOWER               /s/       CRAIG G. LITCHFIELD         /s/
-----------------------------------    --------------------------------------
     J. Robert Bower                        Craig G. Litchfield


 R. ROBERT DECAMP           /s/         LAWRENCE F. MASE               /s/
-----------------------------------    --------------------------------------
     R. Robert DeCamp                       Lawrence F. Mase


 ADELBERT E. ELDRIDGE  /s/              ROBERT J. MURPHY              /s/
-----------------------------------    --------------------------------------
     Adelbert E. Eldridge                   Robert J. Murphy


 WILLIAM K. FRANCIS           /s/       EDWARD H. OWLETT, III       /s/
-----------------------------------    --------------------------------------
     William K. Francis                     Edward H. Owlett, III


R. BRUCE HANER                 /s/      F. DAVID PENNYPACKER    /s/
-----------------------------------    --------------------------------------
     R. Bruce Haner                         F, David Pennypacker


SUSAN E. HARTLEY            /s/         LEONARD SIMPSON             /s/
-----------------------------------    --------------------------------------
     Susan E. Hartley                       Leonard Simpson


 KARL W. KROECK                /s/      DONALD E. TREAT                /s/
-----------------------------------    --------------------------------------
     Karl W. Kroeck                         Donald E. Treat


EDWARD L. LEARN                /s/
-----------------------------------
    Edward L. Learn

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

10. Page 29 of Registrant's Form S-4, Registration Statement dated March 27, 1987, is herein incorporated by reference.

13.    Annual Report to Shareholders

21.    List of Subsidiaries

23. Consent of Parente, Randolph, Orlando, Carey & Associates, Independent Auditors.