Form 10-Q
period 1999-03-31
CITIZENS & NORTHERN CORP
filed 1999-05-12
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three month period ended  March 31, 1999

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

                                  570-724-3411
               (Registrant's telephone number including area code)

                                 Not applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------    ---------

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

Title                                                  Outstanding
Common  Stock ( $1.00 par value)         5,272,239 Shares Issued and Outstanding
                                                      April 1, 1999

                         CITIZENS & NORTHERN CORPORATION
                                     Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - March 31, 1999 and
December 31, 1998                                                        Page 3

Consolidated Statement of Income - Three Months Ended
March 31, 1999 and March 31, 1998                                        Page 4

Consolidated Statement of Cash Flows - Three Months Ended
March 31, 1999 and March 31, 1998                                        Page 5


Notes to Consolidated Financial Statements                               Page 6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      Pages 7 through  18


Item 3.  Information About Market Risk                                   Page 19

Item 4.  Year 2000 Compliance                                            Pages 20 and 21

Part II.  Other Information                                              Page 22

Item 1.  Legal Proceedings

Items 2 and 3 have been omitted as they are not applicable to registrant.

Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                               Page 23


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                      Unaudited                Audited
                                                                      March 31,              December 31,
                                                                        1999                      1998
ASSETS
Cash & Due From Banks                                                  $  13,254                 $15,428
Interest Bearing Deposits                                                    703                     700
Available-for-Sale Securities:
  U.S. Treasury Securities                                                 2,538                   2,556
  Securities of Other U.S. Government Agencies                            86,463                  61,840
  Mortgage Backed Securities                                             121,806                 131,046
  Obligations of States and Municipal Subdivisions                        81,585                  81,423
  Other Securities                                                        53,044                  52,410
                                                               ------------------    --------------------
    Total Available-for-Sale Securities                                  345,436                 329,275
Held-to-Maturity Securities:
  U.S. Treasury Securities                                                   624                     622
   Securities of Other U.S. Government Agencies                              849                     849
  Mortgage Backed Securities                                                 404                     437
                                                               ------------------    --------------------
    Total Held-to-Maturity Securities                                      1,877                   1,908
Federal Funds Sold                                                         2,500
Loans:
  Loans to Political Subdivisions                                          8,384                   8,078
  Other Loans                                                            285,199                 282,954
                                                               ------------------    --------------------
     Total Loans                                                         293,583                 291,032
     Less - Allowance for Possible Loan Losses                           (4,963)                 (4,820)
                  Unearned Income                                           (26)                    (29)
                                                               ------------------    --------------------
              Loans, Net                                                 288,594                 286,183
Bank Premises and Equipment                                                7,541                   7,416
Other Real Estate                                                            590                     652
Accrued Interest on Bonds and Loans                                        4,065                   4,109
Other Assets                                                               1,349                     627
                                                               ------------------    --------------------
TOTAL ASSETS                                                            $665,909                $646,298
                                                               ------------------    --------------------
                                                               ------------------    --------------------
LIABILITIES
Deposits:
  Demand                                                               $  53,282               $  57,871
  Interest Checking                                                       39,066                  36,751
  Money Market                                                           122,737                 121,082
  Savings                                                                 46,536                  45,301
  Other Time                                                             217,709                 215,513
                                                               ------------------    --------------------
     Total Deposits                                                      479,330                 476,518
Dividends Payable                                                          1,134                   1,123
Short - Term Borrowings                                                   29,933                  12,080
Long - Term Borrowings                                                    60,039                  60,044
Other Liabilities                                                          6,265                   5,966
                                                               ------------------    --------------------
TOTAL LIABILITIES                                                        576,701                 555,731
                                                               ------------------    --------------------

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                                   5,272                   5,220
  Authorized 10,000,000; Issued 5,272,239
  and 5,220,038  in 1999 and 1998, respectively
Stock Dividend Distributable                                                                       1,931
Paid in capital                                                           17,355                  15,468
Retained Earnings                                                         59,018                  57,477
                                                               ------------------    --------------------
   Total                                                                  81,645                  80,096
                                                               ------------------    --------------------
Accumulated Other Comprehensive Income                                     9,007                  11,922
Less: Treasury Stock at Cost
   118,610  shares at March 31,1999                                      (1,444)                 (1,451)
   118,010  shares at December 31, 1998
                                                               ------------------    --------------------

TOTAL SHAREHOLDERS' EQUITY                                                89,208                  90,567
                                                               ------------------    --------------------
TOTAL LIABILITIES &
   SHAREHOLDERS' EQUITY                                                 $665,909                $646,298
                                                               ------------------    --------------------
                                                               ------------------    --------------------

The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

CONSOLIDATED STATEMENT OF INCOME                                                          Three Months Ended
(In Thousands, Except Per Share Data)                  (Unaudited)

                                                                                       March 31,              March 31,
                                                                                         1999                   1998
                                                                                      (Current)            (Prior Year)
 INTEREST INCOME
   Interest and Fees on Loans                                                              $6,313               $6,368
   Interest on Balances with Depository Institutions                                            5                   10
   Interest on Loans to Political Subdivisions                                                117                   89
   Interest on Federal Funds Sold                                                               5                   60
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                                               3,494                3,545
      Tax Exempt                                                                            1,114                  928
      Dividends                                                                               267                  228
                                                                                 -----------------   ------------------
   Total Interest and Dividend Income                                                      11,315               11,228
 INTEREST EXPENSE
   Interest on Deposits                                                                     4,529                4,494
   Interest on Short-Term Borrowings                                                           79                  280
   Interest on Long-Term Borrowings                                                           789                  950
                                                                                 -----------------   ------------------
   Total Interest Expense                                                                   5,397                5,724
                                                                                 -----------------   ------------------
   Interest Margin                                                                          5,918                5,504
   Provision for Possible Loan Losses                                                         225                  191
                                                                                 -----------------   ------------------
   Interest Margin After Provision for Possible Loan Losses                                 5,693                5,313

 OTHER INCOME
   Service Charges on Deposit Accounts                                                        270                  250
   Service Charges and Fees                                                                    69                   77
   Trust Department Income                                                                    370                  316
   Insurance Commissions, Fees and Premiums                                                   133                  102
   Fees Related to Credit Card Operation                                                      665                  645
   Other Operating Income                                                                      28                   21
                                                                                 -----------------   ------------------
   Total Other Income Before Realized Gains on Securities, Net                              1,535                1,411
    Realized Gains on Securities, (Net)                                                       490                  754
                                                                                 -----------------   ------------------
   Total Other Income                                                                       2,025                2,165
OTHER EXPENSES
   Salaries and Wages                                                                       1,561                1,599
   Pensions and Other Employee Benefits                                                       471                  442
   Occupancy Expense, Net                                                                     233                  200
   Furniture and Equipment Expense                                                            209                  194
   Expenses Related to Credit Card Operation                                                  576                  574
   Pennsylvania Shares Tax                                                                    181                  165
   Other Operating Expense                                                                  1,022                  763
                                                                                 -----------------   ------------------
   Total Other Expenses                                                                     4,253                3,937
                                                                                 -----------------   ------------------
   Income Before Income Tax Provision                                                       3,465                3,541
   Income Tax Provision                                                                       789                  860
                                                                                 -----------------   ------------------
NET INCOME                                                                                 $2,676               $2,681
                                                                                 -----------------   ------------------
                                                                                 -----------------   ------------------
PER SHARE DATA:
Net Income - Basic                                                                          $0.52                $0.52
Net Income - Diluted                                                                        $0.52                $0.52
                                                                                 -----------------   ------------------
Dividend Per Share                                                                          $0.22                $0.20
                                                                                 -----------------   ------------------
Number Shares Used in Computation - Basic                                               5,153,381            5,165,166
Number Shares Used in Computation - Diluted                                             5,161,520            5,174,152
Number Shares Issued                                                                    5,272,239            5,220,038
Number Shares Authorized                                                               10,000,000           10,000,000
                                                                                 -----------------   ------------------
Dividends Actually Paid                                                                     $0.22                $0.20
                                                                                 -----------------   ------------------
                                                                                 -----------------   ------------------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net Income                                                                                 $2,676               $2,681
Other Comprehensive Income :
     Unrealized holding gains (losses) on available-for-sale securities
         Gains (Losses) arising during the period                                         (3,927)                  595

          Reclassification adjustment                                                       (490)                (754)
                                                                                 -----------------   ------------------
Other comprehensive income (loss) before income tax                                       (4,417)                (159)
Income tax related to other comprehensive income                                            1,501                   54
                                                                                 -----------------   ------------------
Other comprehensive income (loss)                                                         (2,916)                (105)
                                                                                 -----------------   ------------------
Comprehensive Income                                                                       ($240)               $2,576
                                                                                 -----------------   ------------------
                                                                                 -----------------   ------------------



 The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                                                                  Three Months Ended
                                                                                       March 31, 1999             March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                  $2,676                     $2,681
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                                                           225                        191
    Realized (Gain), on Available-for-Sale and
    Held-to-Maturity Securities, Net                                                            (490)                      (754)
    Provision for Depreciation                                                                   215                        193
    Accretion and Amortization                                                                  (385)                       157
    Deferred Income Tax                                                                         (151)                       (39)
   (Increase) Decrease in Accrued Interest
       Receivable and Other Assets                                                              (678)                       708
    Increase in Accrued Interest Payable and
       Other Liabilities                                                                       1,963                      1,187
                                                                               ----------------------     ----------------------
    Net Cash Provided by Operating Activities                                                  3,375                      4,324
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                                      282                         55
  Purchase of Held-to-Maturity Securities                                                       (254)                      (150)
  Proceeds from Sales of Available-for-Sale Securities                                         3,639                     28,201
  Proceeds from Maturities of Available-for-Sale Securities                                   16,770                     44,550
  Purchase of Available-for-Sale Securities                                                  (40,109)                   (61,927)
  Net (Increase) Decrease in Loans                                                            (2,636)                     3,961
  Purchase of Premises and Equipment                                                            (340)                      (181)
  Sale of Foreclosed Assets                                                                       62                          5
  Purchase of Other  Real Estate                                                                                           (283)
                                                                               ----------------------     ----------------------
       Net Cash Used in Investing Activities                                                 (22,586)                    14,231
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                                     2,812                     (4,322)
  Increase (Decrease) in Short Term Borrowings                                                17,853                     (5,400)
  Proceeds  from (Repayment of)  Long Term Borrowings                                             (5)                     9,996
Increase in Federal Funds Sold                                                                (2,500)                   (17,000)
  Sale of Treasury Stock                                                                          14                         12
  Dividends Declared                                                                          (1,134)                    (1,023)
       Net Cash Provided by Financing Activities                                              17,040                    (17,737)
                                                                               ----------------------     ----------------------
INCREASE  IN CASH  AND CASH EQUIVALENTS                                                       (2,171)                       818
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 $16,128                    $14,253
                                                                               ----------------------     ----------------------
                                                                               ----------------------     ----------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                       $13,957                    $15,071
                                                                               ----------------------     ----------------------
                                                                               ----------------------     ----------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                                              $21,026                     $4,477
                                                                               ----------------------     ----------------------
                                                                               ----------------------     ----------------------
  Income Taxes Paid                                                                             $796                       $855
                                                                               ----------------------     ----------------------
                                                                               ----------------------     ----------------------

The accompanying notes are an integral part of these condensed financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Notes to Consolidated Financial Statements


1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1998, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and changes in financial position for the interim periods.

Results reported for the three-month period ended March 31, 1999 might not be indicative of the results for the year ended December 31, 1999.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.


2. New Statements of Financial Accounting Standards

SFAS No. 131 "Financial Reporting for Segments of a Business Enterprise." For reporting purposes the Corporation has determined that under the requirements of SFAS No. 131 it has only one operating segment.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis relates to Citizens & Northern Corporation (Corporation) and its wholly-owned subsidiaries, Citizens and Northern Bank
(Bank) and Bucktail Life Insurance Company (Bucktail). The discussion should be read in conjunction with the financial statements and notes provided herein.

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

EARNINGS OVERVIEW

Net after-tax income for the three-month period ended March 31, 1999 amounted to $2,676 million or $.52 per share (on a basic and diluted basis). This compares to $2,681 million or $.52 per share (on a basic and diluted basis) for the same period in 1998. Net income for the three-month period ended December 31, 1998 amounted to $2,420 million or $.47 per share (on a basic and diluted basis). The return on average equity for the three-month period ended March 31, 1999 and March 31, 1998 was 13.75 percent and 14.91 percent, respectively. The return on average equity for the year ended December 31, 1998 was 14.81 percent. The return on average assets for the periods ended March 31, 1999 and March 31, 1998 was 1.73 percent and 1.83 percent, respectively. The return on average assets for the year ended December 31, 1998 was 1.81 percent. The calculation used to determine the averages excluded unrealized gains on available-for-sale securities. Total assets at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, totaled $665,909 million, $646,298 million and $618,284 million.

Earnings, excluding investment security gains, for the three-month periods ended March 31, 1999, December 31, 1998 and March 31, 1998, per common share (basic and diluted) would have amounted to $.46, $.45, and $.42, respectively.

Results for the first three months of 1999 were in line with the Corporation's budgeted expectations. Income projections for the remaining quarters of 1999 should mirror the results attained during the first quarter. These projections are contingent upon the current interest rate environment and could change if interest rates increase or decrease.

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

Three-Month Periods Ended March 31, 1999, December 31, 1998 and March 31, 1998

Net interest income for the three-month periods ended March 31, 1999, December 31, 1998 and March 31, 1998, respectively, amounted to $5,918 million, $5,879 million and $5,504 million. A comparison of the current period net interest income to the three months ended December 31, 1998 reflects a small increase; however, a comparison to the same three-month period last year shows an improvement of 7.5 percent. The improvement can be attributed to a slight decline in interest rates and an increase in earning assets.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Average earning assets for the three-month periods ended March 31, 1999, December 31, 1998 and March 31, 1998 amounted to $605,863 million, $589,161 million and $575,846 million, respectively, and the return was 7.57 percent,
7.76 percent and 7.91 percent for those same periods. The average total investment portfolio for the three months ended March 31, 1999 grew 4.0 percent when compared to the three-month average for the period ended December 31, 1998 and 9.0 percent compared to the three months ended March 31, 1998. Loan growth was considerably less at 2.0 percent and 3.0 percent, respectively.

The growth posted during the comparable periods is attributed to an increase in average deposits during the period March 31, 1998 through March 31, 1999 of 9.0 percent. Money Market accounts and Certificates of Deposit , which combined make up 56.0 percent of the core deposits of the Bank, posted considerable growth during the year covered by this report. Growth in average Money Market accounts from March 31, 1998 to March 31, 1999 amounted to $17,722,000 or 16.4 percent. The same period saw average Certificates of Deposit grow $17,484,000 or 14.4 percent.

The net interest spread, the difference between total interest earned on all earning assets and the interest paid on all interest-bearing liabilities, was
3.19 percent, 3.11 percent and 3.04 percent for the three months ended March 31, 1999, March 31, 1998 and the year ended December 31, 1998, respectively. Spreads for periods previously reported have been changed to reflect a change in the classification of merchant fees related to the Bank's credit card operation. Merchant fees previously reported in interest and fees on loans are now reported as a separate line item on the income statement under noninterest income. Also, expenses related to the credit card operation are reported as a separate line item under noninterest expense. The change was made for comparison purposes.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Table I - Analysis of Average Daily Balances and Rates

                                                                             Rate of                 Rate of            Rate of
(In Thousands)                                                               Return/                 Return/            Return/
                                                                             Cost of                 Cost of            Cost of
                                                                             funds                   funds              Funds
EARNING ASSETS                                                   03/31/99       %       12/31/98        %      03/31/98    %
Available-for-Sale Securities:
   U. S. Treasury Securities                                     $ 2,511         6.14    $ 2,516         6.00   $ 2,519     6.12
   Securities of Other U.S. Government Agencies and
    Corporations                                                  65,682         6.82     68,512         7.07    75,798     7.15
   Mortgage Backed Securities                                    126,346         6.53    121,466         6.58   117,549     6.74
   Obligations of States and Political Subdivisions               78,449         5.76     68,942         5.78    62,498     6.02
   Stock                                                          21,601         5.01     18,725         5.07    16,639     5.53
   Other Securities                                               16,825         6.92     13,960         6.88    10,529     7.16
---------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                        311,414         6.31    294,121         6.51   285,532     6.63
---------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                         600         5.41        626         5.91       630     6.77
   Securities of Other U. S.  Government Agencies and
    Corporations                                                     799         7.11        629         6.52       450     6.66
   Mortgage Backed Securities                                        416         7.80        507         7.50       584     7.62
---------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                            1,815         6.70      1,762         6.58     1,664     7.14
---------------------------------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                     794         2.55        671         5.66       619     6.66
Federal Funds Sold                                                   413         4.91      4,139         5.53     4,838     5.32
Loans:
   Real Estate Loans                                             231,892         8.75    227,845         8.94   224,614     9.04
   Consumer                                                       29,885        11.32     30,366        11.62    31,853    11.59
   Agricultural                                                    1,975        10.88      2,219        10.05     2,481     9.96
   Commercial/Industrial                                          18,548         8.83     17,698         9.16    17,367     9.61
   Other                                                             743         7.64        707         7.78       745     7.80
   Political Subdivisions                                          8,202         5.79      6,227         6.10     5,918     6.15
   Leases                                                            182         6.68        214         9.35       215     5.31
---------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                  291,427         8.95    285,276         9.18   283,193     9.25
---------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                         605,863         7.57    585,969         7.76   575,846     7.91
---------------------------------------------------------------------------------------------------------------------------------

Cash                                                              12,699                  12,694                 12,105
Securities Valuation Reserve                                      17,307                  19,939                 20,035
Allowance for Possible Loan Losses                               (4,894)                 (4,822)                (4,946)
Other Assets                                                       5,220                   5,337                  5,454
---------------------------------------------------------------------------------------------------------------------------------
Bank Premises & Equipment                                          7,531                   6,985                  6,773
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                     643,726                 626,102                615,267
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest Checking                                                 36,414         2.15     36,556         2.33    36,537     2.45
Money Market                                                     125,636         4.14    115,143         4.42   107,914     4.56
Savings                                                           46,161         2.48     45,207         2.48    45,212     2.48
Certificates of Deposit                                          139,000         5.32    126,902         5.50   121,516     5.46
Individual Retirement Accounts                                    76,433         4.97     76,557         5.42    79,597     5.86
Other Time Deposits                                                1,374         2.95      1,900         2.58     1,927     2.71
Federal Funds Purchased                                            6,322         4.94      2,801         4.75     2,661     6.08
Other Borrowed Funds                                              67,798         4.73     76,040         5.67    83,514     5.50
---------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                               499,138         4.39    481,106         4.72   478,878     4.80
Demand Deposits                                                   48,166                  46,336                 42,392
 Other Liabilities                                                 6,090                  10,663                  7,756
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                              553,394                 538,105                529,026
Stockholders' Equity                                              78,909                  74,810                 72,906
---------------------------------------------------------------------------------------------------------------------------------
Securities Valuation Reserve                                      11,423                  13,187                 13,335
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
   Equity                                                      $ 643,726              $  626,102              $ 615,267
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                             3.19                    3.04               3.11
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Table II - Effect of Volume and Rate Changes in Interest
Income and Interest Expense

                                                                                  Three-month Periods Ended March 31,  1999/1998

(In Thousands)                                                                  Change in       Change in              Total
                                                                                 Volume             Rate               Change
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                                   $        -         $       -        $         -
   Securities of Other U.S. Government Agencies and Corporations                      (172)              (59)                (231)
   Mortgage Backed Securities                                                           138              (58)                   80
   Obligations of States and Political Subdivisions                                     224              (38)                  186
   Stock                                                                                 58              (18)                   40
   Other Securities                                                                     107               (6)                  101
-----------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                               355             (179)                  176
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                                            (1)               (3)                  (4)
   Securities of Other U.S. Government Agencies and Corporations                          6               -                      6
   Mortgage Backed Securities                                                           (3)               -                    (3)
-----------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                                   2               (3)                  (1)
-----------------------------------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                                          4               (9)                  (5)
Federal Funds Sold                                                                     (54)               (1)                 (55)
Loans:
   Real Estate Loans                                                                    142             (112)                   30
   Consumer                                                                            (55)              (21)                 (76)
   Agricultural                                                                        (14)                 5                  (9)
   Commercial/Industrial                                                                -                 -                  -
   Other                                                                                -                 -                  -
   Political Subdivisions                                                                32               (4)                   28
   Leases                                                                               (1)               (0)                  (1)
-----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                         104             (132)                 (28)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                   411             (324)                   87
-----------------------------------------------------------------------------------------------------------------------------------




INTEREST-BEARING LIABILITIES
Interest Checking                                                                       (1)              (27)                 (28)
Money Market                                                                            158              (88)                   70
Savings                                                                                   6               (1)                    5
Certificates of Deposit                                                                 226              (63)                  163
Individual Retirement Accounts                                                         (43)             (129)                (172)
Other Time Deposits                                                                     (4)                 1                  (3)
Federal Funds Purchased                                                                  29               (9)                   20
Other Borrowed Funds                                                                  (201)             (181)                (382)
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                  170             (497)                (327)
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                        $            241   $           173  $               414
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

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

The reserve balance is then allocated across the various loan categories to determine the unallocated or excess reserve balance. The allocation is performed using two different methods. The first method, an historical method based on five years of information, calculates the ratio of average losses by type to the average outstanding balance by type. The ratio is then applied to the current outstanding balance of the various loan categories to determine the amount of reserve to be allocated to the loan category. In addition to the historical calculated amount, at times the committee will add additional amounts to the calculated total if it is aware of a particular problem or if the five-year average is not representative of current conditions. The historical method is used only to observe past trends and is not relied on to predict the future because as we know, the last five years have been part of a stable economic climate with very low unemployment. The second allocation method extracts loans by a quality rating system. The ratings are substandard, doubtful and loss. Regulatory guidelines are then applied: 15 percent of the substandard category, 50 percent of the doubtful category and 100 percent of the loss category loans. Since the allocation only encompasses about 4.0 percent of total loans and ignores the balance of the loan portfolio, management applies the substandard rating (15 percent) to an additional 4.0 percent of the remainder of the portfolio. Management feels that the additional allocation will provide added protection in an economic downturn with a resulting increase in unemployment.

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

TABLE III
Reserve for Possible Loan Losses Reconciliation

                                    Projected       Actual        Actual       Actual        Actual      Actual       Actual
                                     Dec. 31,      Mar. 31,      Dec. 31,     Dec. 31,      Dec. 31,    Dec. 31,     Dec 31,
                                       1999          1999          1998         1997         1996         1995         1994
Beginning Balance January 1,       $4,820,323    $4,820,323    $4,913,334   $4,775,960   $4,579,210   $4,228,741   $3,816,982

Provision Charged to Earnings         900,312       225,078       763,400      797,032      700,500      736,500      737,496

Year-to-Date Recoveries               100,000        41,376       110,077      124,407      167,926      187,473      194,312

Year-to-Date Charge-offs             (550,000)     (123,522)     (966,488)    (784,065)    (671,676)    (573,504)    (520,049)

Ending Balance                     $5,270,635    $4,963,255    $4,820,323   $4,913,334   $4,775,960    4,579,210   $4,228,741


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


TABLE IV - 5 YEAR HISTORY OF LOAN LOSSES          Projected
(In Thousands)                                      1999       1998       1997      1996      1995     1994       AVERAGE
 Net Loans  *                                      308,287   291,032    285,426   278,597   264,182   258,472   275,542
Net Charge offs                                      (550)       856       386       504        387      326        492
Allowance for Possible Loan Losses Balance           5,271     4,820     4,579     4,776      4,579    4,229      4,597
Provision for Loan Losses Charged to Earnings          900       763       737       737        737      737        742
Earnings                                             9,500    11,077    10,107     9,255      7,866    7,494      9,160
Earnings Coverage of Net Charge offs                 -17.3 x    12.9 x    26.2 x    18.4 x     20.3 x   23.0 x       20 x
Allowance Coverage of Net Charge offs                 -9.8 x     5.6 x    11.9 x     9.5 x     11.8 x   13.0 x       10 x
Loans Ninety Days or More Past Due and
    Still Accruing                                   2,000     1,628     1,986     2,994      2,915    2,743      2,453
Net Charge offs as a Percent of the Provision       -61.1%    112.2% %    52.4 %    68.3 %     52.5 %   44.2 %       44 %
Year-End Nonperforming Loans**                       1,130     1,130     1,412       864        279      624        862
Allowance as a Percentage of Gross Loans: *
Bank   (1)                                           1.76%     1.66% %    1.60 %    1.71 %     1.73 %   1.64 %        1 %
Peer Group  (2)                                      1.66%     1.66% %    1.43 %    1.50 %     1.61 %   1.65 %        1 %
* Gross Loans less Unearned Discount
 (1) Projected December 31, 1999
 (2) At December 31, 1998

TABLE V - Reserve Allocation -        Est.
Historical

        LOAN CLASSIFICATION           1999    1998       1997      1996     1995     1994                       Average
  Commercial,   Agricultural,        32,165   34,255   25,751    30,054   26,481   22,794   28,583  0.00454 X   32,165  =    256
Municipal &  Other
  Real Estate - Mortgage            244,171  225,853  220,358   215,123  201,350  195,688  211,674  0.00063 X  244,171  =    242
  Credit Card & Related Plans         9,261    8,523    9,084     8,902    9,934    9,896    9,268  0.02235 X    9,261  =    241
  All Other Loans to Individuals     22,690   22,402   30,270    24,518   26,417   30,094   26,740  0.00777 X   22,690  =    224
--------------------------------------------------------------------------------------------------------------------------------
   Total Loans                      308,287  291,033  285,463   278,597  264,182  258,472  276,266  0.00245 X  308,287       714
  Letter of Credit Commitments        5,500    5,400    5,012     5,106    2,633    4,415    4,513  0.00000 X    5,500  =    500
  All Other Commitments
Consumer                             32,000   14,768   27,728    28,049   24,811   24,202   23,912  0.00781 X   32,000  =    115
Mortgage                             12,000   15,477   10,497     5,802    7,276    9,566    9,724  0.00064 X   12,000  =     10
Commercial                           13,000   17,366   13,045    10,825   10,201    9,901   12,268  0.00479 X   13,000  =     83
Impaired Loans                          400      290      274       113      228                                             400
Total allocated                                                                                                            1,822
Unallocated                                                                                                                3,448
--------------------------------------------------------------------------------------------------------------------------------
Reserve Balance                     371,187  344,334  342,019   328,492  309,331  306,556 326,682                          5,271
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

The reserve balance allocation is determined using the 6-year average of net charge-offs

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE VI -Reserve Allocation Based on Regulatory Standards March 31, 1999

                                  Allocation          Total
                                  Percentage          Loans        Allocation
Substandard                           15            7,757,453      1,163,618
Doubtful                              50            1,272,142        636,071
Loss                                  100              14,354         14,354
Individual Loan Allocation         Estimated        1,713,694        500,000
Fasb 114 Loans                     Estimated        1,379,437        454,582
Additional Allocation                 15           11,257,837      1,688,676
-----------------------------------------------------------------------------
Total Allocation                                   23,394,917      4,457,301
Unallocated                                                          505,954
-----------------------------------------------------------------------------
Reserve Balance                                                    4,963,255
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE VII- COMPARISON OF NONINTEREST INCOME

                                                                          THREE-MONTH PERIODS ENDED
                                                                                   MARCH 31,
                                                                                         $                 %
                                                                  1999         1998       Change       Change
Service Charges on Deposit Accounts                               $270         $250                      8.00
                                                                                              20
Service Charges and Fees                                            69           77                   (10.39)
                                                                                             (8)
Trust Department Income                                            370          316                     17.09
                                                                                              54
Insurance Commissions, Fees and Premiums                           133          102                     30.39
                                                                                              31
Fees Related to Credit Card Operation                              665          645                      3.10
                                                                                              20
Other Operating Income                                              28           21                     33.33
                                                                                               7
--------------------------------------------------------------------------------------------------------------
Total Other Operating Income before Realized
 Gains (Losses) on Securities, Net                               1,535        1,411          124         8.79
Realized Gains (Losses) on Securities, Net                         490          754         (264)      (35.01)

--------------------------------------------------------------------------------------------------------------
Total Other Income                                              $2,025       $2,165         (140)       (6.47)
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

Total Other Operating Income before Realized Gains on Securities amounted to $1,535,000. This was an increase of $124,000 or 8.8 percent over the comparable period in 1998. When compared to the three-month period ended December 31, 1998 there was no change. Realized Gains on Securities declined $264,000 or 35.0 percent when comparing the three-month periods ended March 31, 1999 and 1998. A comparison of the current period and the three-month period ended in December 1998 reflects a decrease of $338,000.

Components of Other Income contributing to the increase were Service Charges on Deposit Accounts, Trust Department Income, Insurance Commissions, Fees and Premiums and Fees Related to the Credit Card Operation.

Service Charges on Deposit Accounts increased 8.0 percent or $20,000 when comparing the March 31 periods and increased $6,000 over the previous three-month period ended December 31. The current period increase over previous comparable quarters is due to increased activity and deposit balances.

Trust Department Income increased $54,000 or 17.1 percent when compared to the same quarter in 1998 and $34,000 when compared to the previous three months. The increase is due to a growth in trust assets under management and the number of accounts under administration. Trust Department Income is the largest contributor to Other Income.

The increase in Insurance Commissions, Fees and Premiums amounted to $31,000 when compared to the same period in 1998 and $51,000 over the December 1998 three-month period. This increase is due to an increase in lending activity. Loan growth had been relatively flat until the last quarter of 1998, however, gross loans increased 4.4 percent or $12,400 million since March 31, 1998 with most of the growth occurring in the final quarter of 1998 and the first quarter of 1999.

 Fees associated with the credit card operation are primarily merchant fees. Those fees increased $20,000 when comparing the three months ended March 31, 1998 and March 31, 1999 and $95,000 when comparing the current quarter to the previous three-month period ended December 31, 1998. The increase during the 1998 fourth quarter is due to the holiday season and the associated heavy usage of credit cards.

Realized Gains on Securities for the quarters ended March 31, 1999, March 31, 1998 and December 31, 1998, respectively, amounted to $490,000, $754,000 and $152,000. There is no specific reason for the variance in gains taken in any one period. The gains realized are primarily from the sale of equity investments that are monitored very closely for over valued or under performing stocks. From time to time equity investments will be sold at a profit to enhance or bring the return on the equity portfolio in line with the balance of the investment portfolio. Also, occasionally a municipal security will be sold shortly before the call date to realize a gain that would be lost if held to the call date.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


TABLE VIII- COMPARISON OF NONINTEREST EXPENSE

                                                                        Three-Month Periods Ended
                                                                                   March 31,
                                                                                        $                 %
                                                                 1999         1998       Change       Change
Salaries and Wages                                           $  1,561     $  1,599      $  (38)       (2.38)
Pensions and Other Employee Benefits                              471          442          29         6.56
Occupancy Expense, Net                                            233          200          33        16.50
Furniture and Equipment Expense                                   209          194          15         7.73
Expenses Related to Credit Card Operation                         576          574           2         0.35
Pennsylvania Shares Tax                                           181          165          16         9.70
Other Operating Expense                                         1,022          763         259        33.94

-------------------------------------------------------------------------------------------------------------
Total Other Expense                                          $  4,253     $  3,937      $  316         8.03
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------



Salaries and Wages declined 2.4 percent or $38,000 when comparing the periods ended March 31, 1999 and March 31, 1998. This occurred because the number of pay periods in 1999 was one less than the previous comparable period. The weekly payroll ranges from $125,000 to $134,000 and if an adjustment had been made for the additional week salaries and wages would have increased approximately 5.0 percent . The increase reflects merit raises and an increase in full time equivalent employees from 203 to 209. A comparison of the current period to the three-month period ended December 31, 1998 would reflect an increase of $247,000. The increase is the result of incentive payments during the last quarter of 1998.

Pensions and Other Employee Benefits consists primarily of social security taxes, group life and health insurance, contributions to the 401 (k) plan and pension expense. The cost of Pensions and Other Employee Benefits increased $29,000 or 6.6 percent primarily because of increased hospitalization insurance related to the additional employees. The current quarter expense compared to the final quarter of 1998 reflects a minimal increase of $6,000.

Occupancy Expense, consisting of insurance, maintenance, real estate taxes, depreciation and other utilities, increased 16.5 percent or $33,000 when comparing the three-month periods ended March 31, 1999 and March 31,1998.
The increase was due to increased depreciation costs related to a new branch.

Furniture and Equipment Expense increased $86,000 or 7.7 percent when comparing the three-month periods ended March 31, 1999 and March 31, 1998. The increase was also caused by increased depreciation resulting from the installation of computer communication systems, the purchase of several personal computers and the installation of 12 ATMs. The Corporation is in the process of installing an internet banking product during the first half of 1999. A comparison to the previous quarter would show an increase of $16,000 also caused by an increase in depreciation.

Expenses Related to the Credit Card Operation, respectively, for the periods ended March 31, 1999, March 31, 1998 and December 31, 1998 were $576,000,
$574,000 and $675,000. The nearly $100,000 increase in the last quarter of 1998 is directly related to increased interchange fees.

Pennsylvania Shares Tax increased approximately 10 percent during the first quarter of 1999 when compared to the same quarter in 1998 and the last quarter of 1998. Pennsylvania Shares Tax is a tax on the capital of the Bank. The increase in the amount of tax is directly related to the earnings of the Bank and unrealized gains on available-for-sale securities.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Operating Expense increased substantially when compared to the same quarter in 1998 and the last quarter of 1998. Other Expenses during the first quarter of 1999 amounted to $1,022,000 and for the periods ended March 31, 1998 and December 31, 1998 were $763,000 and $788,000, respectively. A substantial portion of the difference was generated by Pennsylvania state income tax on realized equity securities gains generated by the Corporation and increased commissions and fees paid by Bucktail Life Insurance Company. The balance of the increase is spread among other expense items such as supplies, loss on the disposition of Other Real Estate and school expenses. The ensuing quarters of 1999 will be slightly higher than comparable quarters of previous years but should be below that of the first quarter of 1999.

STATEMENT OF CONDITION Three-Month Periods Ended March 31, 1999/1998 -- Three-Month Period Ended December 31, 1998

Average total assets of the Corporation were $643,726,000 and $615,267,000 for the comparable periods ended March 31, 1999/1998, respectively. The increase in average assets between the two periods can be attributed to an increase in average deposits of $38,089,000, representing an increase of 8.8 percent. A comparison of average total deposits for the fourth quarter of 1998 and the current quarter shows an increase of only $1,419,000.

The increase in average deposits was used primarily to fund an increase in the investment portfolio. The average balance of investment securities has increased just over 9 percent from an average of $285,532,000 during the first quarter of 1998 to an average balance of $311,414,000 during the first quarter of 1999. The average balance of tax-free municipal securities posted the largest increase with average balances increasing $15,951,000 for the year ended March 31, 1999. The primary reason for concentrating on municipal securities is the attractive after tax rate. The Corporation is not in an alternate minimum tax situation and has consistently held its effective tax rate to 25 percent or below and still maintained an after tax return on its tax free loans and investments that equals the balance of the portfolio. Other investment categories increased slightly during the period.

Loan demand during the period was fairly flat and began to pick up late in the fourth quarter of 1998 through the first quarter of 1999. Average total loans during the first quarter of 1998 amounted to $283,193,000 and $288,094,000 for the final quarter of 1998. However, during the first quarter of 1999 average total loans had increased to $291,427,000. At this writing total loans amount to just over $298,000,000. The major thrust of the loan increase has been real estate secured.

 The increase in the deposit base came primarily from two sources: Money Market accounts and Certificates of Deposit. Average balances carried in Money Market accounts for the three-month periods ended March 31, 1999 and March 31, 1998 were $125,636,000 and $107,914,000, respectively. The average rate paid for those periods was 4.14 percent and 4.56 percent. For the quarter ended December 31, 1998 average balances carried amounted to $121,635,000 and the average rate paid was 4.07 percent. During 1998 the Bank introduced a Municipal Money Market account available to all municipal customers. The highest rate paid is indexed to the Federal Funds Rate. The account has become very popular with local school districts and other local municipalities.

Average balances carried in Certificates of Deposit for the three-month periods ended March 31, 1999 and March 31, 1998 were $139,000,000 and $121,516,000, respectively. The average rate paid for the same periods was 5.32 percent and
5.46 percent. Average balances in Certificates of Deposit for the quarter ended December 1998 were $136,792,000 at an average rate of 5.45 percent. A large portion of the increase is also due to local school districts.

Also, during the last quarter of 1998 a new Repo Sweep account was offered to commercial customers. Balances are reviewed daily and amounts above a predetermined level are swept into an interest-bearing account. The account has become very popular and has added, on average, about $3,000,000 in new balances. The accounts are considered borrowed funds and are not insured by the FDIC. They are however collateralized by other bank investments.

The only other deposit category that recorded an increase was Demand Deposits. Average balances carried for the first quarter of 1998 amounted to $42,392,000 and for the same period in 1999 the average balances had increased to $48,166,000.

Management expects that 1999 will bring continued competition for deposits from credit unions, brokerage houses and other nonbank competitors and it will continue to look for innovative deposit products to hold current customers and attract new business.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Average borrowed funds decreased nearly 14 percent when comparing the period ended March 31, 1998 to March 31, 1999. During the month of October 1998 $10,000,000 in borrowed funds was refunded with new borrowings for a net savings to maturity of $17,000. Also, during the same month an additional $15,000,000 in borrowed funds was paid off.

Average capital of the Corporation, excluding unrealized gains on the available-for-sale investments, grew from $72,906,000 during the first quarter of 1998 to $78,909,000 at the end of the current quarter. This represents a growth rate of 8.2 percent . Unrealized gains on available-for-sale investments at the end of March 31, 1999, March 31, 1998 and December 31, 1998 were respectively, $9,007,000, $13,230,000 and $11,922,000.

LIQUIDITY

Liquidity is the ability to raise cash quickly and at a reasonable cost. An adequate liquidity position allows the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. Daily deposit decreases normally do not exceed $4,000,000 to $6,000,000 and new loan advances net of loan repayments have not been significant.

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

CAPITAL ADEQUACY

Under regulations published by the Federal Deposit Insurance Corporation and other bank regulators, a bank's capital must be divided into two tiers. The first tier or tier one capital consists primarily of common stock, retained earnings, surplus and non-cumulative perpetual preferred stock. Tier two includes the allowance for possible loan losses (limited to 1.25 percent of risk-weighted assets), cumulative preferred stock, subordinated debt and 45 percent of unrealized gains on equity investments.

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier one; the remainder may be tier two. The total risk-based capital ratios at March 31, 1999, March 31, 1998 and December 31, 1998 were 24.56 percent, 24.99 percent and
22.74 percent, respectively.


Total capital of the Corporation (excluding unrealized gains on available-for-sale securities) at March 31, 1999, March 31, 1998 and
December 31, 1998 was $80,201,000, $73,869,000 and $78,645,000, respectively.

The leverage ratio (capital divided by total liabilities), excluding unrealized gains on available-for-sale securities, at March 31, 1999, March 31, 1998 and December 31, 1998 was 13.9 percent, 13.9 percent and 14.1 percent, respectively.

Planned capital expenditures during the next 12 months will amount to an estimated $1,000,000. These expenditures will not have a detrimental effect on capital ratios or results of operations.

INFLATION

Inflation affects nearly every aspect of banking, primarily interest rates. The effect of inflation, when it is high, also has an impact on the cost of goods, such as supplies, services and labor. Growth in the Consumer Price Index for 1999 is projected at about 2 percent which is considered not to be inflationary. In essence, inflation does not appear to be a problem in the near-term and should not impact the results of operations for the balance of 1999.

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

                                                                            March 31, 2000
TABLE IX -Effect of Hypothetical Changes in Interest
Rates
NIM = Net Interest Margin
MVPE= Market Value of Portfolio Equity                         Plus 2%        Plus 2 %     Minus 2%      Minus 2%
(In Thousands)                                               Estimated       Estimated    Estimated     Estimated
                                                 Expected    Change in       Change in    Change in      Change in
                                                    NIM          NIM            NIM         NIM             NIM
INTEREST INCOME                                   $          $               %            $             %
Investment Securities                             20,099        20563           2.31         19112         (4.91)
Interest-bearing Due From Banks                      448          630          40.63           266        (40.63)
Loan Income                                       27,872        29611           6.24         24833        (10.90)
Interest on Federal Funds Sold                        56           79          41.07            33        (41.07)
-----------------------------------------------------------------------------------------------------------------
Total Interest Income
                                                  48,475       50,883           4.97        44,244         (8.73)
INTEREST EXPENSE
Now Accounts and Regular Savings                   2,112         2534          19.98          1689        (20.03)
Money Market Accounts                              5,491         7799          42.03          3182        (42.05)
All Other Deposits                                11,189        12980          16.01          9398        (16.01)
-----------------------------------------------------------------------------------------------------------------
Total Deposits                                    18,792       23,313          24.06        14,269        (24.07)
Borrowed Funds                                     4,283         4833          12.84          3787        (11.58)
-----------------------------------------------------------------------------------------------------------------
Total Interest Expense                            23,075       28,146          21.98        18,056        (21.75)
-----------------------------------------------------------------------------------------------------------------
Net Interest Income                               25,400       22,737         -10.48        26,188          3.10
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 3. Interest Rate Risk and Market Risk  (Continued)

                                                                      March 31, 1999
Effect of Hypothetical Changes in Market
  Value of Portfolio Equity                                 Plus 2%     Plus 2 %    Minus 2%    Minus 2%
(In Thousands)                                             Estimated   Estimated   Estimated    Estimated
                                                           Change in   Change in   Change in    Change in
                                                 MVPE         MVPE        MVPE        MVPE         MVPE
                                                $            $           %           $              %
Investment Portfolio                            345,436     324,578      (6.04)      351,488       1.75
Total Loans                                     291,083     283,624      (2.56)      294,586        1.20
-------------------------------------------------------------------------------------------------------------
   Total Assets                                 636,519     608,202      (4.45)      646,074        1.50

Deposits                                        483,055     470,642      (2.57)      496,897        2.87

Borrowed Funds                                   89,775      87,729      (2.28)       91,967        2.44
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
   Total Liabilities                            572,830     558,371      (2.52)      588,864        2.80
-------------------------------------------------------------------------------------------------------------
Net Change in Portfolio Equity                   63,689      49,831     (21.76)       57,210      (10.17)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

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

Equity securities held as of March 31, 1999 and March 31, 1998 are presented in Table X.

Table X - EQUITY SECURITIES                                                                        Hypothetical   Hypothetical
                                                                                                    10% Decline   20% Decline
                                                                                                        In             In
                                                                                         Fair         Market         Market
                                                                           Cost          Value         Value         Value
(In Thousands)
 At March 31, 1999
 Bank & Bank Holding Companies                                            17,251        30,277         3,028          6,055
 Federal Home Loan Bank and Other Restricted Stocks                        4,574         4,574           457            915
                                                                   --------------------------------------------------------
                                                                   --------------------------------------------------------
 Total                                                                    21,825        34,851         3,485          6,970

                                                                   --------------------------------------------------------
                                                                   --------------------------------------------------------

                                                                                                   Hypothetical   Hypothetical
                                                                                                    10% Decline    20% Decline
                                                                                                        In             In
                                                                                           Fair       Market         Market
                                                                         Cost              Value       Value         Value
(In Thousands)
 At March 31, 1998
 Bank & Bank Holding Companies                                            12,554        29,667         2,967          5,933
 Federal Home Loan Bank and Other Restricted Stocks                        4,152         4,152           415            830
                                                                   --------------------------------------------------------
                                                                   --------------------------------------------------------
 Total                                                                    16,706        33,819         3,382          6,763
                                                                   --------------------------------------------------------
                                                                   --------------------------------------------------------

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 4. Year 2000 Compliance

YEAR 2000 COMPLIANCE

The Year 2000, or Y2K problem as it is commonly referred to, is a computer problem that originated when computers first began to be utilized to store and process information. When computers were first used, computer memory and storage space was very expensive. To make efficient use of this memory and storage limitation, the year was stored as a two-digit number. For example, the year 1998 was stored as 98. Without corrective action being taken, when the date rolls forward to 2000, many computers would read the date as 00 or 1900. This would have a major impact on many calculations if appropriate action was not taken.

Citizens & Northern Corporation began working on the problem in 1996 with the formation of a "Year 2000 Committee". This committee, consisting of various key people throughout the organization, meets periodically and reports to the Board of Directors on a quarterly basis. The Board of Directors has approved and implemented a formal Year 2000 Plan.


Overall, the Corporation has made substantial progress on Y2K issues. To date, the corporation's progress is as follows:

   o    Mainframe software upgrades have been completed.

   o All mission critical applications have been tested by the MIS department and will be thoroughly retested independently by our Audit and Compliance departments.

   o     A contingency/business resumption plan is near completion.

   o     Customer risk (both funds users and funds providers) has been assessed.

   o     Several steps have been taken to increase customer awareness.

TESTING:

A Year 2000 readiness-testing plan was developed to guide the testing process. This program covers various areas of the Bank such as mainframe computers, personal computers, environmental systems, and various third-parties.

Our current programming and systems analyst staff has written and developed the majority of mission-critical software for the mainframe system. This software processes most of the core banking systems. All critical in-house software has been modified to be ready for the Year 2000 and tested by the Management Information Systems (MIS) department. Those modified programs are being used for our current day-to-day processing. In addition to the testing performed by the MIS department, the plan calls for additional independent testing. The Audit and Compliance departments are performing the independent testing and for main frame mission-critical systems the majority of the testing is complete.

MAINFRAME AND SOFTWARE TESTING:

Independent testing of software for Y2K compliance was done utilizing our HP 937 back-up computer system. Through initial independent testing in July of 1998, it was discovered that new operating systems were required. Subsequently, both the mainframe and backup computer systems were upgraded with new operating systems certified to be compliant by the reliable vendor. All internally written software has been revised and tested by the MIS staff.

KEY EXTERNAL THIRD PARTY SUPPLIERS:

   o Trust - The department's primary, mission-critical software, TrustRite, has been reviewed, modified and tested by the vendor. The department has partnered with a TrustRite users group, which has hired a third-party software specialist firm to perform independent testing of the system. That independent testing is ongoing. Additionally, all other software and hardware in the department have been identified and reviewed for Y2K compliance.

   o Electronic Funds Transfer - All software has been tested and is Y2K compliant. (ACH and Wire Transfer)

   o Check and Document Imaging - Our independent testing will be completed by the second quarter.

   o Credit Card - Internal testing has been performed. Third party testing is scheduled for the near future.

   o ATM - All automated teller machines are compliant based on the manufacturer's warranties. Third-party testing is scheduled for the near future.

   o     Postage machines are compliant.

   o Various security systems, elevators, vaults, etc. were determined to be Y2K compliant or are not date sensitive.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

VENDORS:
To date, a few vendors have not yet responded concerning their Y2K readiness. However, these vendors are not considered mission critical. All mission critical vendors have responded stating that they will be able to support Y2K. THOSE VENDORS NOT INDICATING YEAR 2000 READINESS WILL BE REPLACED.

CONTINGENCY PLAN/BUSINESS RESUMPTION:

A contingency plan for the Year 2000 is nearly complete. Key operational areas have been identified such as Trust, Credit Card/ATM, Accounting, Fedwire/ACH and the overall Management Information System and will be evaluated with plans developed to use in case of Y2K related issues. Plans are being developed for each of these areas using staff input to determine how processing could be performed without computerization. Items such as paper forms necessary to complete manual posting to the need for a back-up generator (which could be used in case of any loss of power, not just Y2K) are being analyzed and plans will be developed accordingly.

CUSTOMER RISK AND AWARENESS:
To date, the following efforts have been made to inform our customers of the Y2K problem:


   o     Y2K letter sent to commercial loan customers.

   o     Y2K press release in all newspapers in market area.

   o Y2K Seminars were held in June 1998 and March 1999 for all commercial customers.

   o     Bankcard Services sent Y2K updates to all member banks.

   o Y2K informational brochures were distributed to all offices for customers inquiring into the Y2K problem.

   o Y2K informational flyers were distributed in the C&N 1999 calendars that were made available to customers, free of charge, at all branches.

     The bank developed a Y2K questionnaire for selected loan customers. This questionnaire, based on Appendix A of the FFIEC Inter Agency Statement on Y2K concerning the impact of customers, is for all commercial loan customers with aggregate balances over $150,000. Deposit customers with aggregate balances over $100,000 have been selected for review. The results are being reviewed and appropriate action will be taken as deemed necessary. Loan officers are meeting independently with all loan customers with borrowing availability totaling $150,000 or more to review and assess the customer's Y2K readiness.

COSTS:

Citizens & Northern Corporation employs a staff of system analysts and programmers and it is difficult to estimate the total cost of compliance since the work has been done in-house and was begun in 1996. A reasonable estimate would put programming costs in excess of $250,000. The current telephone banking system, installed in 1997, which is not Y2K compliant, will be replaced with a Y2K compliant Internet and Telephone Banking System that incorporates telephone banking during the second quarter of 1999. The Internet and Telephone Banking System is expected to cost approximately $100,000. Item-processing software has been updated at a cost of $32,000. The cost of PC replacements is estimated to be between $50,000 and $75,000; software upgrades will probably be equal to that. The main frame computer network has been upgraded for Y2K and non-Y2K reasons at a cost of $200,000. The Corporation is also in the process of purchasing a natural gas or diesel generator for the operations center in Wellsboro. Estimates have ranged from $30,000 to $80,000. The primary purpose of the generator is to provide a back-up electricity source for our MIS department in the event of power interruptions caused by weather or other non-Y2K related unforeseen situations.

The Corporation wishes to caution shareholders and customers that although it believes all aspects of the year 2000 issue have been addressed (i.e., software, hardware, customers, vendors, and facilities) internal problems (Y2K or otherwise) may occur that could temporarily prevent the Corporation from carrying on business-as-usual. Nevertheless, it is the judgment of management and the Board of Directors that the Corporation has a highly qualified MIS staff, which has proven its ability to quickly correct problems with minimal disruption to business. If problems arise that are caused by external sources, such as power outages, or vendor failure of certified Y2K-compliant equipment or software, for which the Corporation must rely on the outside source, business could be disrupted. Therefore, the Corporation has made significant progress in developing contingency plans to allow the Corporation to function satisfactorily in the unlikely event that such a failure should occur.

No one can predict with certainty what will occur when the century date changes; however, your Corporation's Board of Directors and management team have expended all reasonable time and effort to solve the problem and will deal with unforeseen problems as they arise.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part  II  -  Other Information

Item   1.   Legal Proceedings

There are currently no pending lawsuits against Citizens & Northern Corporation.

Item   4.   Not Applicable


Item   5.   Other Events

            a.   None

Item   6.   Exhibits and Reports on Form 8 - K

            a.  Exhibits filed as a part of this report  -  None

            b. No reports on Form 8 - K were filed during the period ended March 31, 1999

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CITIZENS & NORTHERN CORPORATION

May 10, 1999                         By: /s/ Craig G. Litchfield
------------                             ---------------------------------------
Date                                       President and Chief Executive Officer



May 10, 1999                         By: /s/ James W. Seipler
------------                             --------------------------------------
Date                                     Executive Vice President and Treasurer