Form 10-Q
period 1999-06-30
CITIZENS & NORTHERN CORP
filed 1999-08-13
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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


Title                                        Outstanding

Common Stock $1.00 par value                 5,272,239 Shares  at July 1, 1999


CITIZENS & NORTHERN CORPORATION

                                      Index

Part I.  Financial Information

Item 1.  Financial Statements


Consolidated Statement of Condition - June 30, 1999 and December 31, 1998                       Page     3

Consolidated Statement of Income - Six Months Ended
June 30, 1999 and June 30, 1998                                                                 Page     4

Consolidated Statement of Cash Flows - Six Months Ended
June 30, 1999 and June 30, 1998                                                                 Page     5


Notes to Consolidated Financial Statements                                                      Page     6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation                                                              Pages 7 through 16

Item 3.  Information About Market Risk                                                          Pages 17 Through 19

Item 4. Year 2000 Compliance                                                                    Pages 20 through   22

Part II.  Other Information                                                                     Pages  23 and  24

Item 1.  Legal Proceedings

Items 2 and 3 have been omitted as they are not applicable to registrant.

Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                                      Page    25



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEET
   (In Thousands Except Share Data)


                                                                   Unaudited         Audited
(In Thousands)                                                     June 30,        December 31,
                                                                     1999              1998
                                                               -----------------------------------
ASSETS
Cash & Due From Banks                                                    $13,082          $15,428
Interest Bearing Deposits                                                    690              700
Available-for-Sale Securities:
  U.S. Treasury Securities                                                 2,522            2,556
  Securities of Other U.S. Government Agencies                           106,196           61,840
  Mortgage Backed Securities                                             112,713          131,046
  Obligations of States and Municipal Subdivisions                        81,777           81,423
  Other Securities                                                        54,377           52,410
                                                               -----------------------------------
    Total Available-for-Sale Securities                                  357,585          329,275
Held-to-Maturity Securities:
  U.S. Treasury Securities                                                   622              622
   Securities of Other U.S. Government Agencies                              949              849
  Mortgage Backed Securities                                                 375              437
                                                               -----------------------------------
    Total Held-to-Maturity Securities                                      1,946            1,908
Loans:
  Loans to Political Subdivisions                                          7,429            8,078
  Other Loans                                                            295,283          282,954
                                                               -----------------------------------
     Total Loans                                                         302,712          291,032
     Less - Allowance for Loan Losses                                     (5,094)          (4,820)
                  Unearned Income                                            (39)             (29)
                                                               -----------------------------------
              Loans, Net                                                 297,579          286,183
Bank Premises and Equipment                                                7,988            7,416
Other Real Estate                                                            662              652
Accrued Interest on Bonds and Loans                                        4,581            4,109
Other Assets                                                               2,404              627
                                                               -----------------------------------
TOTAL ASSETS                                                            $686,517         $646,298
                                                               -----------------------------------
                                                               -----------------------------------
LIABILITIES
Deposits:
  Demand                                                                  60,071           57,871
  Interest Checking                                                       37,142           36,751
  Money Market                                                           122,145          121,082
  Savings                                                                 47,193           45,301
  Other Time                                                             215,237          215,513
                                                               -----------------------------------
     Total Deposits                                                      481,788          476,518
Dividends Payable                                                          1,134            1,123
Short - Term Borrowings                                                   53,572           12,080
Long - Term Borrowings                                                    60,034           60,044
Other Liabilities                                                          5,183            5,966
                                                               -----------------------------------
TOTAL LIABILITIES                                                        601,711          555,731

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                                   5,272            5,220
  Authorized 10,000,000; Issued 5,272,239
  and 5,220,038  in 1999 and 1998, respectively
Stock Dividend Distributable                                                                1,931
Paid in Capital                                                           17,355           15,468
Retained Earnings                                                         60,672           57,477
                                                               -----------------------------------
   Total                                                                  83,299           80,096
Accumulated Other Comprehensive Income, Net                                2,951           11,922
Less: Treasury Stock at Cost
   118,610  Shares at  June 30, 1999                                      (1,444)
   118,010  Shares at  December 31, 1998                                                   (1,451)
                                                               -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                84,806           90,567
                                                               -----------------------------------
TOTAL LIABILITIES &
                                                               -----------------------------------
   SHAREHOLDERS' EQUITY                                                 $686,517         $646,298
                                                               -----------------------------------
                                                               -----------------------------------


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENT OF INCOME
(In Thousands)                (Unaudited)


                                                                      Three Months Ended         Fiscal Year-to-Date
                                                                    June 30,      June 30,     Six Months Ended June 30,
                                                                      1999          1998         1999          1998
 INTEREST INCOME                                                   (Current)    (Prior Year)   (Current)    (Prior Year)
   Interest and Fees on Loans                                          $6,365         $6,448      $12,678        $12,816
   Interest on Balances with Depository Institutions                        9             10           14             20
   Interest on Loans to Political Subdivisions                            103             96          220            185
   Interest on Federal Funds Sold                                          32            104           37            164
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                           3,910          3,427        7,404          6,972
      Tax Exempt                                                        1,147            985        2,261          1,913
      Dividends                                                           285            223          552            451
                                                             ------------------------------------------------------------
   Total Interest and Dividend Income                                  11,851         11,293       23,166         22,521
 INTEREST EXPENSE
   Interest on Deposits                                                 4,610          4,512        9,139          9,006
   Interest on Short-Term Borrowings                                      502            148          581            428
   Interest on Long-Term Borrowings                                       796          1,041        1,585          1,991
                                                             ------------------------------------------------------------
   Total Interest Expense                                               5,908          5,701       11,305         11,425
                                                             ------------------------------------------------------------
   Interest Margin                                                      5,943          5,592       11,861         11,096
   Provision for Loan Losses                                              225            191          450            382
                                                             ------------------------------------------------------------
   Interest Margin After Provision for Possible Loan Losses             5,718          5,401       11,411         10,714
 OTHER INCOME
   Service Charges on Deposit Accounts                                                   264          550            514
                                                                          280
   Service Charges and Fees                                                               62          137            139
                                                                           68
   Trust Department Income                                                               329          771            645
                                                                          401
   Insurance Commissions, Fees and Premiums                               113             95          246            197
   Fees Related to Credit Card Operation                                  760            729        1,425          1,374
   Other Operating Income                                                  32             38           60             59
                                                             ------------------------------------------------------------
   Total Other Income Before Realized Gains on Securities,              1,654          1,517        3,189          2,928
    Net Realized Gains on Securities, (Net)                               568          1,860        1,058          2,614
                                                             ------------------------------------------------------------
   Total Other Income                                                   2,222          3,377        4,247          5,542
OTHER EXPENSES
   Salaries and Wages                                                   1,706          1,596        3,267          3,195
   Pensions and Other Employee Benefits                                   437            429          908            871
   Occupancy Expense, Net                                                 221            214          454            414
   Furniture and Equipment Expense                                        259            198          468            392
   Expenses Related to Credit Card Operation                              720            706        1,296          1,280
   Pennsylvania Shares Tax                                                181            164          362            329
   Other Operating Expense                                                877            782        1,899          1,545
                                                             ------------------------------------------------------------
   Total Other Expenses                                                 4,401          4,089        8,654          8,026
                                                             ------------------------------------------------------------
   Income Before Income Tax Provision                                   3,539          4,689        7,004          8,230
   Income Tax Provision                                                   751          1,227        1,540          2,087
                                                             ------------------------------------------------------------
NET INCOME                                                             $2,788         $3,462       $5,464         $6,143
                                                             ------------------------------------------------------------
                                                             ------------------------------------------------------------
PER SHARE DATA:
Net Income - Basic                                                      $0.54          $0.67        $1.06          $1.19
Net Income - Diluted                                                    $0.54          $0.67        $1.06          $1.19
                                                             ------------------------------------------------------------
Dividend Per Share                                                      $0.22          $0.20        $0.44          $0.40
                                                             ------------------------------------------------------------
Number Shares Used in Computation - Basic                           5,153,506      5,163,239    5,153,506      5,163,239
Number Shares Used in Computation - Diluted                         5,159,735      5,173,481    5,160,213      5,172,645
Number Shares Issued                                                5,272,239      5,220,038    5,272,239      5,220,038
Number Shares Authorized                                           10,000,000     10,000,000   10,000,000     10,000,000
                                                             ------------------------------------------------------------
Dividends Actually Paid                                                 $0.22          $0.20        $0.44          $0.40
                                                             ------------------------------------------------------------
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net Income                                                             $2,788         $3,462       $5,464         $6,143
Other Comprehensive Income :
     Unrealized holding gains (losses) on available-for-sale securities
         Gains (Losses) arising during the period                     (8,608)         18,720     (12,535)          3,806
          Reclassification adjustment                                   (568)        (1,860)      (1,058)        (2,614)
                                                             ------------------------------------------------------------
Other comprehensive income (loss) before income tax                   (9,176)         16,860     (13,593)          1,192
Income tax related to other comprehensive income                        3,120        (5,732)        4,622          (405)
                                                             ------------------------------------------------------------
Other comprehensive income (loss)                                     (6,056)         11,128      (8,971)            787
                                                             ------------------------------------------------------------
Comprehensive Income                                                 ($3,268)        $14,590     ($3,507)         $6,930
                                                             ------------------------------------------------------------
                                                             ------------------------------------------------------------


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATED STATEMENT OF CASH FLOWS


(In Thousands)                                                                                  Six Months Ended
                                                                                   June 30 1999           June 30 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                  $5,464                 $6,143
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                                                           450                    382
    Realized (Gain), on Available-for-Sale and
    Held-to-Maturity Securities, Net                                                          (1,058)                (2,614)
    Provision for Depreciation                                                                   450                    392
    Accretion and Amortization                                                                  (798)                    138
    Deferred Income Tax                                                                          (75)                  (116)
   (Increase) Decrease in Accrued Interest
       Receivable and Other Assets                                                            (2,249)                    42
    Increase Accrued Interest Payable and
       Other Liabilities                                                                       3,924                  2,627
----------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                                  6,108                  6,994
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                                      312                    116
  Purchase of Held-to-Maturity Securities                                                      (354)                  (348)
  Proceeds from Sales of Available-for-Sale Securities                                        10,934                 72,940
  Proceeds from Maturities of Available-for-Sale Securities                                   26,946                 63,817
  Purchase of Available-for-Sale Securities                                                  (77,922)              (139,981)
  Net ( Increase) Decrease in Loans                                                          (11,846)                (1,336)
  Purchase of Premises and Equipment                                                          (1,022)                  (396)
  Sale of Foreclosed Assets                                                                      118                     70
  Purchase of Other  Real Estate                                                                (128)                  (413)
----------------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                                 (52,962)                (5,531)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                                     5,270                  3,197
  Increase (Decrease) in Short-Term Borrowings                                                41,492                (9,400)
  Proceeds  from (Repayment of)  Long-Term Borrowings                                            (10)                  9,991
  Sale of Treasury Stock                                                                          14                     24
 Purchase of Treasury Stock                                                                                            (468)
  Dividends Declared                                                                          (2,268)                (2,046)
----------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities                                              44,498                  1,298
INCREASE  IN CASH  AND CASH EQUIVALENTS                                                       (2,356)                 2,761
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 $16,128                $14,253
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                       $13,772                $17,014
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                                               $8,363                 $9,221
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
  Income Taxes Paid                                                                           $1,338                 $2,065
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements

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

Results reported for the six-month period ended June 30, 1999 may not be indicative of the results for the year ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information  (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

EARNINGS OVERVIEW

Net Income after income tax for the six months ended June 30, 1999 totaled $5,464,000 or $1.06 per share on a basic and diluted basis. Earnings for the same period in 1998 amounted to $6,143,000 or $1.19 on a basic and diluted basis. Earnings for the six-month period ended June 30, 1998 included the realized gain on the sale of stock obtained through a loan default in 1919 and carried on the Corporation's books at $1.00. The net after tax gain amounted to just over 1.1 million dollars or $.22 per share.

Excluding securities gains from both six-month periods and reflecting on only operating income the current six-month period would have exceeded last year by $348,000 or nearly $.07 per share, an increase of 8 percent.

Results for the six months ended June 30, 1999 are slightly ahead of budget projections and as mentioned slightly ahead of the same period last year. It is expected that the balance of 1999 will be reflective of the first six months barring dramatic changes in the economy or interest rates.

Comprehensive Income which includes the change in equity during the period arising from market value changes in the investment portfolio amounted to ($3,507,000) for the period ended June 30, 1999 and $6,930,000 for the six-month period ended June 30, 1998. The noticeable decrease in comprehensive income for the current period is the result of rising interest rates during the current period.

NET INTEREST MARGIN

Net interest margin or net interest income is the difference between interest income earned on all interest-bearing assets and the interest expense paid on all interest-bearing liabilities.

Gross average interest-bearing assets for the periods ended June 30, 1999 and June 30, 1998, respectively, amounted to $605,863,000 and $575,846,000. The increase was provided by deposit growth and earnings.

Net interest income for the periods ended June 30, 1999 and 1998, respectively, amounted to $11,861,000 and $11,096,000, an increase of 7 percent. Net interest income for the three-month periods ended June 30, 1999 and 1998 was $5,943,000 and $5,592,000, respectively, an increase of 6 percent.

 Gross interest income for the respective six-month periods ended June 30, 1999 and 1998 amounted to $23,166,000 and $22,521,000. The increase can be attributed to the investment portfolio. Average investment balances carried during the first six months of 1999 were $326,862,000 in comparison to average balances of $289,810,000 during the same period in 1998.

 The increase in average volume of the portfolio provided an additional $1,068,000 in interest income while a decrease in the rate of return on the portfolio from 6.50 percent for the first six months of 1998 to 6.30 percent in 1999 decreased gross interest income $187,000.

Funding for the increase in the investment portfolio was provided by an increase in average deposits of $40,148,000 between the periods ended June 30, 1999 and June 30, 1998.

Average total loans increased $10,907,000 between the comparable periods, however the interest income derived from the increased volume was offset by a decrease in the rate of return on the portfolio of 41 basis points between the comparable periods.

A comparison of gross interest income for the respective quarters ended June 30, 1999 and June 30, 1998 reflects an increase of $558,000 during the current three-month period. This increase can also be attributed to interest earned on the investment portfolio. Gross interest income derived from the loan portfolio decreased $72,000 when comparing the most current three-month period to that of last year.

Beginning with the quarter ended March 31, 1999 certain credit card merchant fees were reclassified from Interest and Fees on Loans to Other Income. All previous periods have been restated to reflect the change.

Average interest-bearing liabilities including borrowed funds for the respective six-month periods were $512,152,000 and $479,623,000, an increase of $32,529,000 or 6.8 percent.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Deposit categories reflecting the largest increase were Money Market Accounts and Certificates of Deposit. Money Market Accounts have always been very popular because of the high rates paid and recently a very rate competitive Municipal Money Market account was added to attract and hold the accounts of local school districts and other municipal subdivisions.

Also contributing to deposit growth was the introduction of a Repo Sweep Account that customers may use to sweep excess funds into an interest-bearing liability account overnight. The account is also tied to lines of credit maintained by the bank's customers.
Daily balances in the Repo sweep account have been averaging about $4,000,000.

Growth in Certificate of Deposit balances is primarily the result of a successful marketing effort aimed at local school districts.

Balances in other interest-bearing accounts have remained relatively unchanged.

Average borrowings for the six-month period ended June 30, 1999 amounted to $79,842,000. Average balances for the same period in 1998 amounted to $83,482,000. Rates paid on the borrowed funds for the respective periods were
5.19 percent and 5.67 percent.

Gross interest expense for the respective six-month periods amounted to $11,305,000 and $11,425,000 and the average rate for the same periods respectively, was 4.45 percent and 4.80 percent, an improvement of 35 basis points.

The net interest spread or the difference between the average rate of return on earning assets and the average rate paid on all interest-bearing liabilities for the periods ended June 30, 1999, December 31, 1998 and June 30, 1998, respectively, was 3.04 percent, 3.04 percent and 3.03 percent.

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


                                                                               Rate of             Rate of            Rate of
(In Thousands)                                                                 Return/             Return/            Return/
                                                                               Cost of             Cost of            Cost of
                                                                               Funds               Funds              Funds

EARNING ASSETS                                                             06/30/99    %      12/31/98     %     06/30/98     %
Available-for-Sale Securities:
   U. S. Treasury Securities                                                  2,510     6.03      2,516    6.00      2,518     6.01
   Securities of Other U.S. Government Agencies and Corporations             79,677     6.83     68,512    7.07     74,654     7.22
   Mortgage Backed Securities                                               122,397     6.55    121,466    6.58    116,262     6.52
   Obligations of States and Political Subdivisions                          80,155     5.69     68,942    5.78     65,671     5.87
   Stock                                                                     22,564     4.93     18,725    5.07     17,250     5.27
   Other Securities                                                          17,751     6.74     13,960    6.88     11,771     7.04
------------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                   325,054     6.30    294,121    6.42    288,126     6.50
Held-to-Maturity Securities:
   U. S. Treasury Securities                                                    625     5.49        626    5.91        628     6.10
   Securities of Other U. S.  Government Agencies and Corporations              698     8.09        629    6.52        508     6.75
   Mortgage Backed Securities                                                   485     6.24        507    7.50        548     7.73
------------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                       1,808     6.69      1,762    6.58      1,684     6.83
Interest -bearing Due from Banks                                                818     3.20        671    5.66        796     5.07
Federal Funds Sold                                                            1,570     4.75      4,139    5.53      5,913     5.59
Loans:
   Real Estate Loans                                                        235,371     8.65    227,845    8.94    225,221     8.99
   Consumer                                                                  29,431    11.21     30,366   11.62     30,962    11.62
   Agricultural                                                               1,965    10.26      2,219   10.05      2,425    10.15
   Commercial/Industrial                                                     18,689     8.75     17,698    9.16     17,623     9.31
   Other                                                                        726     7.78        707    7.78        708     7.69
   Political Subdivisions                                                     7,841     5.66      6,227    6.10      6,147     6.07
   Leases                                                                       187     3.24        214    9.35        217     9.29
    Total Loans                                                             294,210     8.84    285,276    9.18    283,303     9.25
------------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                                    623,460     7.49    585,969    7.76    579,822     7.83
Cash                                                                         13,439              12,694             12,352
Securities Valuation Reserve                                                 13,388              19,939             20,040
Allowance for Possible Loan Losses                                          (4,968)             (4,822)            (4,868)
Other Assets                                                                  5,197               5,337              5,317
Bank Premises & Equipment                                                     7,668               6,985              6,764
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                658,184             626,102            619,427
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest Checking                                                            36,970     2.15     36,556    2.33     36,773     2.45
Money Market                                                                126,475     4.17    115,143    4.42    110,183     4.56
Savings                                                                      46,632     2.48     45,207    2.48     45,380     2.48
Certificates of Deposit                                                     139,485     5.27    126,902    5.50    121,380     5.53
Individual Retirement Accounts                                               76,446     4.98     76,557    5.42     78,313     5.55
Other Time Deposits                                                           1,570     2.44      1,900    2.58      2,076     2.14
Federal Funds Purchased                                                       4,732     4.73      2,801    4.75      2,036     6.83
Other Borrowed Funds                                                         79,842     5.19     76,040    5.67     83,482     5.67
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                                          512,152     4.45    481,106    4.72    479,623     4.80
Demand Deposits                                                              50,324              46,336             44,381
 Other Liabilities                                                            6,827              10,663              9,040
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                         569,303             538,105            533,044
Stockholders' Equity                                                         81,728              74,810             73,101
Securities Valuation Reserve                                                  7,153              13,187             13,282
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  658,184             626,102            619,427
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Spread                                                                    3.04               3.04                3.03



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)




TABLE I I - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES IN INTEREST INCOME AND INTEREST EXPENSE


                                                                     Periods Ended June 30, 1999/1998
(In Thousands)                                                    Change in    Change in          Total
                                                                   Volume           Rate         Change
EARNING ASSETS Available-for-Sale Securities:
   U. S. Treasury Securities                                                --             --            --
   Securities of Other U.S. Government Agencies and                        131           (105)           26
    Corporations
   Mortgage Backed Securities                                              199             23           222
   Obligations of States and Political Subdivisions                        406            (58)          348
   Stock                                                                   128            (27)          101
   Other Securities                                                        199            (17)          182
------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                1,063           (184)           879
Held-to-Maturity Securities:
   U. S. Treasury Securities                                                --             (2)            (2)
   Securities of Other U.S. Government Agencies and                          7              3             10
    Corporations
   Mortgage Backed Securities                                               (2)            (4)            (6)
------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                      5             (3)             2
Interest -bearing Due from Banks                                             1             (7)            (6)
Federal Funds Sold                                                        (105)           (22)         (127)
Loans:
   Real Estate Loans                                                       347           (291)           56
   Consumer                                                                (87)           (76)         (163)
   Agricultural                                                            (23)             1           (22)
   Commercial/Industrial                                                    --             (3)           (3)
   Other                                                                     1             --             1
   Political Subdivisions                                                   46            (11)           35
   Leases                                                                   (1)            (6)           (7)
------------------------------------------------------------------------------------------------------------
    Total Loans                                                            283           (386)         (103)
------------------------------------------------------------------------------------------------------------
Total Interest Income                                                    1,247           (602)          645
INTEREST BEARING LIABILITIES
Interest Checking                                                            2            (53)          (51)
Money Market                                                               294           (170)          124
Savings                                                                     15              1            16
Certificates of Deposit                                                    463           (145)           318
Individual Retirement Accounts                                             (50)          (221)          (271)
Other Time Deposits                                                         (7)             4             (3)
Federal Funds Purchased                                                     55            (13)            42
Other Borrowed Funds                                                      (100)          (195)          (295)
------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                     672           (792)          (120)
------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                        575            190           765
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

RESERVE FOR POSSIBLE LOAN LOSSES

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

The reserve balance is then allocated across the various loan categories to determine the unallocated or excess reserve balance. The allocation is performed using two different methods. The first method, an historical method based on five years of information, calculates the ratio of average losses by type to the average outstanding balance by type. The ratio is then applied to the current outstanding balance of the various loan categories to determine the amount of reserve to be allocated to the loan category. In addition to the historical calculated amount, at times the committee will add amounts to the calculated total if it is aware of a particular problem or if the five-year average is not representative of current conditions. The historical method is used only to observe past trends and is not relied on to predict the future because as we know, the last five years have been part of a stable economic climate with very low unemployment. The second allocation method extracts loans by a quality rating system. The ratings are substandard, doubtful and loss. Regulatory guidelines are then applied: 15 percent of the substandard category, 50 percent of the doubtful category and 100 percent of the loss category loans. Since the allocation only encompasses about 4.0 percent of total loans and ignores the balance of the loan portfolio, management applies .005 percent of the remainder of the portfolio. Management feels that the additional allocation will provide added protection in an economic downturn with a resulting increase in unemployment.

Other factors used to measure the level of the reserve are loan growth, economic conditions of the market area and peer group comparisons.

The Corporation also retains the services of an independent loan appraiser who reviews all credit relationships in excess of $175,000 and loans of $100,000 or more in offices where there is perceived to be excess delinquency. The latest review was started on June 14, 1999 and concluded July 1, 1999. The results of that review have not been issued at this writing. Also, each year the Board of Directors invites all branch managers to the meeting to perform a comprehensive review of all loans that equal or exceed $400,000.

At June 30, 1999 the Reserve for Possible Loan Losses as a percentage of gross loans was 1.68 percent. Beginning with the month of July 1999 the monthly charge to earnings will be lowered from the current charge of $75,000 to $40,000 as net charge-offs for the current year have been less than projected. The estimated projected net charge-offs for 1999 should total about $400,000. This projection does not include any unexpected occurrences.

At year-end 1999 an assessment of the reserve balance will be made after a definite determination of actual losses for the year can be ascertained. The Board of Directors desires a reserve to gross ratio in the range of 1.65 percent.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

TABLE III
RESERVE FOR LOAN LOSSES


                              Projected      Actual       Actual         Actual        Actual          Actual       Actual
                           Dec. 31, 1999    June 30,   Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996  Dec. 31, 1995   Dec 31,
                                              1999                                                                   1994
Beginning Balance January 1,   $4,820,323   $4,820,323   $4,913,334     $4,775,960    $4,579,210    $4,228,741  $3,816,982

Provision Charged to              700,000      450,156      763,400        797,032       700,500       736,500     737,496
Earnings

Year-to-Date Recoveries           100,000       67,247      110,077        124,407       167,926       187,473     194,312

Year-to-Date Charge-offs         (500,000)    (243,977)    (966,488)      (784,065)     (671,676)     (573,504)   (520,049)

Ending Balance                 $5,120,323   $5,093,749   $4,820,323     $4,913,334    $4,775,960    $4,579,210  $4,228,741





TABLE IV - 6 YEAR HISTORY OF LOAN LOSSES         Projected
(In Thousands)                                    1999         1998         1997      1996         1995        1994
 Net Loans  *                                     311,000     291,032    285,463     278,597       264,182     258,418
Net Charge offs                                       400         856        386          504          387         326
Allowance for Possible Loan Losses Balance          5,120       4,820      4,912        4,776        4,579       4,229
Provision for Loan Losses Charged to Earnings         700         763        797          701          737         737
Earnings                                           10,500      11,077     10,107        9,255        7,866       7,494
Earnings Coverage of Net Charge offs                 26.3 X      12.9 x     26.2 x       18.4 x       20.3 x      23.0
Allowance Coverage of Net Charge offs                12.8 X       5.6 x     12.7 x        9.5 x       11.8 x      13.0
Loans Ninety Days or More Past Due and
    Still Accruing                                  1,908       1,628      1,986        2,994        2,915       2,743
Net Charge offs as a Percent of the Provision        57.1%      112.2% %    48.4 %       71.9 %       52.5 %      44.2
Year-End Nonperforming Loans**                      1,130       1,130      1,412          864          279         624
Allowance as a Percentage of Gross Loans: *
Bank   (1)                                           1.65%       1.66% %    1.72 %       1.71 %       1.73 %      1.64
Peer Group  (2)                                      1.51%       1.66% %    1.43 %       1.50 %       1.61 %      1.65



* Gross Loans less Unearned Discount
 (1) Projected December 31, 1999
 (2) At March 31, 1999

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


TABLE V


Reserve Allocation-Historical  (In      Est.
Thousands)
         LOAN CLASSIFICATION            1999     1998       1997    1996     1995     1994  Average
  Commercial, Agriculture,              33,165   34,255   25,751  30,054   26,481   22,794   28,750  0.00408 X 33,165 =   235
   Municipal & Other
  Real Estate Loans                    246,122  225,853  220,358 215,123  201,350  195,634  217,407  0.00075 X 246,122=   285
  Credit Card & Related Plans            9,023    8,523    9,084   8,902    9,934    9,896    9,268  0.02244 X  9,023 =   253
  All Other Loans to Individuals        22,690   22,402   30,270  24,518   26,417   30,094   26,740  0.00758 X 22,690 =   222
------------------------------------------------------------------------------------------------------------------------------
   Total Loans                         311,000  291,033  285,463 278,597  264,182  258,418  282,165  0.00237 x 311,000    994
  Letter of Credit Commitments           5,500    5,400    5,012   5,106    2,633    4,415    4,513  0.00000 X  5,500 =   500
  All Other Commitments
Consumer                                32,000   14,768   27,728  28,049   24,811   24,202   23,912  0.00781 X 32,000 =   250
Mortgage                                12,000   15,477   10,497   5,802    7,276    9,566    9,724  0.00064 X 12,000 =     8
Commercial                              13,000   17,366   13,045  10,825   10,201    9,901   12,268  0.00479 X 13,000 =    62
Impaired Loans                             700      290      274     113      228                                         700
Total allocated                                                                                                         2,514
Unallocated                                                                                                             2,606
------------------------------------------------------------------------------------------------------------------------------
Total Loans and Commitments and        374,200  344,334  342,019 328,492  309,331  306,502  332,581                     5,120
Reserve Balance
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------





Table VI
Reserve Allocation
At June 30, 1999


                                 Allocation       Total
                                 Percentage       Loans        Allocation
Substandard                          15            8,424,572      1,263,686
Doubtful                             50            3,016,680      1,508,340
Loss                                 100              76,635         76,635
Fasb 114 Loans (Nonperforming)    Estimated        1,622,854        568,516
----------------------------------------------------------------------------
Total Loans and Allocation                        13,140,741      3,417,177
Remaining Loans                     0.005        289,532,529      1,447,663
Unallocated                                                         228,909
----------------------------------------------------------------------------
Reserve Balance                                  302,673,270      5,093,749
----------------------------------------------------------------------------
----------------------------------------------------------------------------



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)




TABLE VII - COMPARISON OF NONINTEREST INCOME


                                                                    Six-Month Periods Ended
                                                                            June 30,
                                                                                                  $            %
(In Thousands)                                                         1999          1998       Change       Change
Service Charges on Deposit Accounts                                    $550          $514         $ 36         7.00
Service Charges and Fees                                                137           139                    (1.44)
                                                                                                   (2)
Trust Department Income                                                 771           645          126        19.53
Insurance Commissions, Fees and Premiums                                246           197                     24.87
                                                                                                    49
Fees Related to Credit Card Operation                                 1,425         1,374                      3.71
                                                                                                    51
Other Operating Income                                                   60            59                      1.69
                                                                                                     1
--------------------------------------------------------------------------------------------------------------------
Total Other Operating Income before Realized
  Gains (Losses) on Securities, Net                                   3,189         2,928          261         8.91
Realized Gains (Losses) on Securities, Net                            1,058         2,614      (1,556)      (59.53)
--------------------------------------------------------------------------------------------------------------------
Total Other Income                                                   $4,247        $5,542     $(1,295)      (23.37)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------




Total Other Operating Income before Realized Gains on Securities increased 8.91 percent or $261,000. Fees generated by the Trust Department contributed the most to the increase. The increase in Trust Department Fees was generated by an increase in trust accounts and the market value of those accounts. Other categories of Other Income did not post significant increases when comparing the periods ended June 30, 1999 and 1998.

TABLE VIII- COMPARISON OF NONINTEREST EXPENSE


                                                               Six-Month Periods Ended
                                                                        June 30,
(In Thousands)                                                                                    $            %
                                                                   1999         1998            Change       Change
Salaries and Wages                                                   $3,267        $3,195          $72         2.25
Pensions and Other Employee Benefits                                    908           871                      4.25
                                                                                                    37
Occupancy Expense, Net                                                  454           414                      9.66
                                                                                                    40
Furniture and Equipment Expense                                         468           392                     19.39
                                                                                                    76
Expenses Related to Credit Card Operation                             1,296         1,280                      1.25
                                                                                                    16
Pennsylvania Shares Tax                                                 362           329                     10.03
                                                                                                    33
Other Operating Expense                                               1,899         1,545          354        22.91
--------------------------------------------------------------------------------------------------------------------
Total Other Expense                                                  $8,654        $8,026         $628         7.82
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------




Gross Other Expense increased $628,000 or 7.82 percent. The most significant portion of the increase was Other Operating Expense which increased nearly 23 percent. The increase in Other Operating Expense was caused by increases in the following expense items: school and educational seminars, supplies, telephone expense and repairs and maintenance of personal computers. Nearly all of the expense items are related to the newly installed Internet Banking system. Installation of the system began in early 1999 and went online in June.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

STATEMENT OF CONDITION

Average total assets of the Corporation for the six-month periods ended June 30, 1999 and June 30, 1998, respectively, totaled $658,184,000 and $619,427,999. The increase in average total assets between the comparable periods was the result of an increase in average deposit totals and the introduction of the Money Management Repo Sweep account.

On the asset side of the balance sheet average total Available-for-Sale investments has increased $36,928,000 between the comparable periods. Average municipal bonds increased $14,484,000 with the balance of the increase being spread evenly across other categories of investments. The mix of U. S. Agency investments has changed with the inclusion of zero-coupon Federal Home Loan Bank and Federal National Mortgage Association instruments totaling approximately $30,000,000. The return on these instruments is slightly higher than the overall portfolio.

The composition of the loan portfolio has not changed during the comparable periods. Average loan volume increased $10,907,000 almost entirely in real estate secured. Loan growth was sluggish during 1998 and the first quarter of 1999 but the volume began to increase during the second quarter of 1999. Presently total loans amount to about $304,000,000 and are expected to end the year at about $311,000,000.

On the liability side of the balance sheet average deposits increased $39,416,000. Average balances in Money Market Accounts increased nearly 15 percent or $16,292,000. The increase was the result of the introduction of a new Municipal Money Market Account. The account targets local school districts and other municipalities. The account is popular because of the competitive rates paid, thus the municipalities no longer have to send funds out of the market area to obtain higher rates.

Average balances in Certificates of Deposit increased $18,105,000, also a result of a marketing program targeting local school districts.

The Money Management Repo Sweep Account introduced in the Fall of 1998 automatically sweeps funds above a predetermined level from a noninterest-bearing account to an interest-bearing account on a daily basis. The rate paid is based on the 91-day treasury bill and a tiered balance approach. Currently average daily balances amount to approximately $4,000,000.

Average borrowed funds have not changed significantly between the two periods due to the lack of leveraging opportunities.

Average Capital of the Corporation increased from $73,101,000 to $81,728,000 for the six months ended June 30, 1999, a nearly 12 percent increase.

The net after-tax market value adjustment for Available-for-Sale Securities decreased significantly between the periods compared. At June 30, 1998 the adjustment amounted to $14,121,000 and at June 30, 1999 the after-tax adjustment was $2,151,000. The decline is the result of the June 30, 1999 increase of 25 basis points in the Federal Funds rate and a change in the composition of the investment portfolio to include FNMA and FHLB zero-coupon bonds. The bonds provide a rate of return slightly higher than the balance of the portfolio but do not price well in a rising rate environment because of the lack of cash flow.

 At March 31, 1999 the adjustment was $9,007,000. It should be noted that the market did recover somewhat in mid-July providing a recovery of nearly $4,000,000.

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

In addition to the daily sources of cash, such as loan repayments, amortization of mortgage-backed investments, maturing bonds and deposit growth, the Corporation has several additional sources of liquidity: the sale of assets (primarily available-for-sale investment securities), short-term or long-term borrowing. Sources of borrowing include the Federal Home Loan Bank of Pittsburgh and several correspondent bank relationships. The estimated borrowing capacity available from the Federal Home Loan Bank and correspondent relationships is approximately $270,000,000.

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

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier one; the remainder may be tier two. The total risk-based capital ratios at June 30, 1999, June 30, 1998 and December 31, 1998 were 24.35 percent, 23.93 percent and 22.74 percent, respectively.


Total capital of the Corporation (excluding unrealized gains on available-for-sale securities) at June 30, 1999, June 30, 1998 and December 31, 1998 was $81,855,000, $75,854,000 and $78,645,000, respectively.

The leverage ratio (capital divided by total liabilities), excluding unrealized gains on available-for-sale securities, at June 30, 1999, June 30, 1998 and December 31, 1998 was 13.6 percent, 14.1 percent and 14.1 percent, respectively.

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

The risk associated with interest rate increases and decreases as they relate to the market value of the assets and liabilities of the Corporation is also calculated using the same model and the same rate shock of plus and minus 100, 200, and 300 basis point swings in rates. Market values are estimated by applying present value calculations to the cash flow generated by the Corporation's balance sheet. The Asset and Liability Committee and Board of Directors have also imposed a market loss limit of 30 percent at a 200 basis point rate shock.

The model utilized to create Table IX makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates which could result in significant differences in the calculation of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 3. Interest Rate Risk and Market Risk(continued)


                                                                         Twelve-Month Period Ended June 30, 2000
TABLE IX -Effect of Hypothetical Changes in Interest
Rates
NIM = Net Interest Margin
MVPE= Market Value of Portfolio Equity                                  Plus 2%   Plus 2 %      Minus 2%   Minus 2%
                                                                      Estimated   Estimated   Estimated    Estimated
                                                          Expected    Change in   Change in   Change in    Change in
                                                             NIM          NIM         NIM         NIM            NIM
INTEREST INCOME                                               $            $           %           $              %
Investment Securities                                          21,160      21,407        1.17       20,402          (3.58)
Interest-bearing Due From Banks                                   464         648       39.66          284         (38.79)
Loan Income                                                    28,861      30,710        6.41       26,015          (9.86)
---------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                          50,485      52,765        4.52       46,701          (7.50)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Now Accounts and Regular Savings                                2,175       2,976       36.83        1,385         (36.32)
Money Market Accounts                                           5,848       8,392       43.50        3,307         (43.45)
All Other Deposits                                             11,081      12,882       16.25        9,288         (16.18)
---------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                 19,104      24,250       26.94       13,980         (26.82)
Borrowed Funds                                                  4,897       5,531       12.95        4,326         (11.66)
---------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                         24,001      29,781       24.08       18,306         (23.73)
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                            26,484      22,984      (13.22)      28,395           7.22
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------



                                                                                As of June 30, 1999

Effect of Hypothetical Changes in Market
  Value of Portfolio Equity                                             Plus 2%   Plus 2 %      Minus 2%   Minus 2%
                                                                      Estimated   Estimated   Estimated    Estimated
                                                                      Change in   Change in   Change in    Change in
                                                            MVPE         MVPE        MVPE         MVPE          MVPE
                                                              $            $           %           $              %
Investment Portfolio                                          352,203     323,684      (8.10)      384,101            9.06
Total Loans                                                   299,254     292,343      (2.31)      303,274            1.34
Other Assets                                                   28,991      28,991                   28,991
---------------------------------------------------------------------------------------------------------------------------
   Total Assets                                               680,448     645,018      (5.21)      716,366            5.28

Deposits                                                      484,748     472,441      (2.54)      498,484            2.83
Borrowed Funds                                                112,981     111,146      (1.62)      114,915            1.71
Other Liabilities                                               3,532       3,532                    3,532
---------------------------------------------------------------------------------------------------------------------------
   Total Liabilities                                          601,261     587,119      (2.35)      616,931            2.61
---------------------------------------------------------------------------------------------------------------------------
Net Change in Portfolio Equity                                 79,187      57,899     (26.88)       99,435           25.57
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------



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

Equity Investments held as of June 30, 1999 and June 30, 1998 are presented in Table X.

Table X -  Equity Investments


                                                                                             Hypothetical     Hypothetical
                                                                                             10 % Decline     20 % Decline
                                                                                                  in               in
(In Thousands)                                                                 Fair             Market           Market
                                                              Cost             Value            value            value
At June 30, 1999
Banks and Bank Holding Companies                                  17,849            31,093          (3,109)          (6,219)
Federal Home Loan Bank and Other Restricted Securities             5,275             5,275            (528)          (1,055)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                             23,124            36,368          (3,637)          (7,274)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
At June 30, 1998
Banks and Bank Holding Companies                                  14,911            33,554          (3,355)          (6,711)
Federal Home Loan Bank and Other Restricted Securities             4,152             4,152            (415)            (830)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                             19,063            37,706          (3,770)          (7,541)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------



CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 4. Year 2000 Compliance

YEAR 2000 COMPLIANCE

The Year 2000, or Y2K problem as it is commonly referred to, is a computer problem that originated when computers were first utilized to store and process information and computer memory and storage space was very expensive. To make efficient use of this memory and storage limitation, the year was stored as a two-digit number. For example, the year 1998 was stored as 98. Without corrective action being taken, when the date rolls forward to 2000, many computers would read the date as 00 or 1900. This would have a major impact on many calculations if appropriate action was not taken.

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

Overall, the Corporation has made substantial progress on Y2K issues. To date, the corporation's progress is as follows:

     -    Mainframe software upgrades have been completed.

     - All mission-critical applications have been tested by the MIS department and were retested independently by our Audit and Compliance departments.

     - A contingency/business resumption plan is completed and approved by the Board of Directors.

     - Customer risk (both funds users and funds providers) has been assessed.

     - Several steps have been taken to increase customer awareness, such as statement stuffers, seminars and internet banking statement.

TESTING:

A Year 2000 readiness-testing plan was developed to guide the testing process. This plan covers various areas of the Bank such as mainframe computers, personal computers, environmental systems and various third-parties.

Our current programming and systems analyst staff has written and developed the majority of mission-critical software for the mainframe system. This software processes most of the core banking systems. All critical in-house software has been modified to be ready for the Year 2000 and tested by the Management Information Systems (MIS) department. Those modified programs are being used for our current day-to-day processing. In addition to the testing performed by the MIS department, the plan calls for additional independent testing. The Audit and Compliance departments performed the independent testing and for main frame mission-critical systems the majority of the testing is complete.

MAINFRAME AND SOFTWARE TESTING:

Independent testing of software for Y2K compliance was done utilizing our HP 937 backup computer system. Through initial independent testing in July of 1998, it was discovered that new operating systems were required. Subsequently, both the main frame and backup computer systems were upgraded with new operating systems certified to be compliant. All internally written software has been revised and tested by the MIS staff.

KEY EXTERNAL THIRD PARTY SUPPLIERS:

     - Trust - The department's primary, mission-critical software, TrustRite, has been reviewed, modified and tested by the vendor. The department has partnered with a TrustRite users group, which has hired a third-party software specialist firm to perform independent testing of the system. That independent testing has been completed. Additionally, all other software and hardware in the department have been identified and reviewed for Y2K compliance.

     - Electronic Funds Transfer - All software has been tested and is Y2K compliant. (ACH and Wire Transfer).

     -    Check and Document Imaging - Our independent testing is complete.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 4. Year 2000 Compliance (continued)

     - Credit Card - Internal testing has been performed. Third-party testing is scheduled for the near future.

     - ATM - All automated teller machines are compliant based on the manufacturer's warranties. Third-party testing is scheduled for the near future.

     -    Postage machines are compliant.

     - Various security systems, elevators, vaults, etc. were determined to be Y2K compliant or are not date sensitive.

VENDORS:

To date, a few vendors have not yet responded concerning their Y2K readiness. However, these vendors are not considered mission-critical. All mission-critical vendors have responded stating that they will be able to support Y2K.

THOSE VENDORS NOT INDICATING YEAR 2000 READINESS WILL BE REPLACED.

CONTINGENCY PLAN/BUSINESS RESUMPTION:

A contingency plan for the Year 2000 is complete. Key operational areas have been identified such as Trust, Credit Card/ATM, Accounting, Fedwire/ACH and the overall Management Information System and will be evaluated with plans developed to use in case of Y2K related issues. Plans are being developed for each of these areas using staff input to determine how processing could be performed without computerization. Items such as paper forms necessary to complete manual posting to the need for a backup generator (which could be used in case of any loss of power, not just Y2K) were analyzed. Plans will be developed accordingly.

CUSTOMER RISK AND AWARENESS:

To date, the following efforts have been made to inform our customers of the Y2K problem:

     -    Y2K letter sent to commercial loan customers.

     -    Y2K press release in all newspapers in market area.

     - Y2K Seminars were held in June 1998 and March 1999 for all commercial customers.

     -    Bankcard Services sent Y2K updates to all member banks.

     - Y2K informational brochures were distributed to all offices for customers inquiring into the Y2K problem.

     - Y2K informational flyers were distributed in the C&N 1999 calendars that were made available to customers, free of charge, at all branches.

     The bank developed a Y2K questionnaire for selected loan customers. This questionnaire, based on Appendix A of the FFIEC Inter Agency Statement on Y2K concerning the impact of customers, is for all commercial loan customers with aggregate balances over $150,000. Deposit customers with aggregate balances over $100,000 were selected for review. Letters were sent to these customers with follow-up phone calls to be made on a selected basis. Loan officers met independently with all loan customers with borrowing availability totaling $150,000 or more to review and assess the customer's Y2K readiness.

COSTS:

Citizens & Northern Corporation employs a staff of system analysts and programmers and it is difficult to estimate the total cost of compliance since the work has been done in-house and was begun in 1996. A reasonable estimate would put programming costs in excess of $250,000. The current telephone banking system, installed in 1997, is not Y2K compliant, has been replaced with a Y2K compliant Internet and Telephone Banking System that incorporates telephone banking during the second quarter of 1999. The Internet and Telephone Banking System cost approximately $100,000. Item-processing software has been updated at a cost of $32,000. The cost of PC replacements is estimated to be between $50,000 and $75,000; software upgrades will probably be equal to that. The main frame computer network has been upgraded for Y2K and non-Y2K reasons at a cost of $200,000. The Corporation is in the process of installing a natural gas generator for the operations center in Wellsboro. The price of the generator will be about $85,000. The primary purpose of the generator is to provide a back-up electricity source for our MIS department and the main office in the event of power interruptions caused by weather or other non-Y2K related unforeseen situations.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 4. Year 2000 Compliance (continued)

The Corporation wishes to caution shareholders and customers that although it believes all aspects of the year 2000 issue have been addressed (i.e., software, hardware, customers, vendors, and facilities) internal problems (Y2K or otherwise) may occur that could temporarily prevent the Corporation from carrying on business-as-usual. Nevertheless, it is the judgment of management and the Board of Directors that the Corporation has a highly qualified MIS staff, which has proven its ability to quickly correct problems with minimal disruption to business. If problems arise that are caused by external sources, such as power outages, or vendor failure of certified Y2K-compliant equipment or software, for which the Corporation must rely on the outside source, business could be disrupted. Therefore, the Corporation has developed contingency plans to allow the Corporation to function satisfactorily in the unlikely event that such failure should occur.

No one can predict with certainty what will occur when the century date changes; however, your Corporation's Board of Directors and management team have expended all reasonable time and effort to solve the problem and will deal with unforeseen problems as they arise.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There is currently no pending litigation against Citizens & Northern Corporation.


ITEM 2.  CHANGES IN SECURITIES

         No disclosure required.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No disclosure required.



ITEM   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of Citizens and Northern Corporation was held on Tuesday, April 20, 1999. The Board of Directors fixed the close of business on March 8, 1999 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and any adjournment thereof. On this record date, there were outstanding and entitled to vote 5,153,629 shares of Common Stock.

             The total number of votes cast were 3,975,952. 183,968 were voted in person by owners or representatives and 3,791,984 were voted by proxy for the following purposes and with the following results.

              1. The election of the following as Class lII Directors to serve for a term of three years:

                       Dennis F. Beardslee                 Craig G. Litchfield
                       J. Robert Bower                     Lawrence F. Mase
                       Karl W. Kroeck

                   The total votes in favor of any one of the above-listed Directors was not less than 3,949,985.

              2. The approval and adoption of the Amendments to the Citizens & Northern Corporation 1995 Stock Incentive Plan.


                   Total Votes in Favor      3,659,812
                   Total Votes Against         197,695
                   Total Votes Abstained       118,445



              3. The ratification of the action of the Board of Directors in the appointment of the firm of Parente, Randolph, Orlando, Carey & Associates as independent Auditors of the Corporation.


                   Total Votes in Favor    3,935,480
                   Total Votes Against         5,637
                   Total Votes Abstained      34,835


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q


PART II. OTHER INFORMATION (CONTINUED)




ITEM 5.  OTHER INFORMATION

         No disclosure required.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits filed as a part of this report - None.

         b. No reports on form 8-K were filed during the six-month period ended June 30, 1999.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Citizens & Northern Corporation

August 6, 1999           By:  /s/
--------------                --------------------------------------------------
Date                          Craig G. Litchfield - Chairman, President, and
                              Chief Executive Officer


August 6, 1999           By:  /s/
--------------                --------------------------------------------------
Date                          James W. Seipler - Executive Vice President and
                              Treasurer