Form 10-Q
period 1999-09-30
CITIZENS & NORTHERN CORP
filed 1999-11-12
CIK 810958

                                 FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                                     OR

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

Title Common Stock $1.00 Par value          Shares Outstanding at
                                            November 5, 1999 were 5,153,729

CITIZENS & NORTHERN CORPORATION

                                     Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Statement of Condition -
September 30, 1999  and December 31, 1998                  Page 3

Consolidated Statement of Income - Nine Months Ended
September 30, 1999 and September 30, 1998                  Page 4

Consolidated Statement of Cash Flows - Nine Months
Ended September 30, 1999 and September 30, 1998            Page 5


Notes to Consolidated Financial Statements                 Page 6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              Pages 7 through 15

Item 3.  Information About Market Risk                     Pages 16 through 18

Item 4. Year 2000 Compliance                               Pages 19 through 21

Part II.  Other Information                                Page 21

Item 1.  Legal Proceedings                                 Page 21

Items 2 and 3 have been omitted as they are not
applicable to registrant.                                  Page 21

Item 6.  Exhibits and Reports on Form 8-K                  Page 21

Signatures                                                 Page 22

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

Part I.  Financial Information
Item 1.  Financial Statements


                  CONSOLIDATED BALANCE SHEET
             (In Thousands Except Per Share Data)

                                                                   Unaudited          Audited
                                                                  September 30,     December 31,
(In Thousands)                                                      1999               1998
                                                                 -------------------------------
ASSETS
Cash & Due From Banks                                                 $ 14,828        $ 15,428
Interest Bearing Deposits                                                  732             700
Available-for-Sale Securities:
  U.S. Treasury Securities                                               2,516           2,556
  Securities of Other U.S. Government Agencies                         118,074          61,840
  Mortgage Backed Securities                                           112,870         131,046
  Obligations of States and Municipal Subdivisions                      78,462          81,423
  Other Securities                                                      57,687          52,410
                                                                 -------------------------------
    Total Available-for-Sale Securities                                369,609         329,275
Held-to-Maturity Securities:
  U.S. Treasury Securities                                                 619             622
  Securities of Other U.S. Government Agencies                             949             849
  Mortgage Backed Securities                                               336             437
                                                                 -------------------------------
    Total Held-to-Maturity Securities                                    1,904           1,908
Loans:
  Loans to Political Subdivisions                                       12,384           8,078
  Other Loans                                                          298,989         282,954
                                                                 -------------------------------
     Total Loans                                                       311,373         291,032
     Less - Allowance for Loan Losses                                  (5,140)         (4,820)
            Unearned Income                                               (29)            (29)
                                                                 -------------------------------
            Loans, Net                                                 306,204         286,183
Bank Premises and Equipment                                              7,928           7,416
Other Real Estate                                                          558             652
Accrued Interest on Bonds and Loans                                      4,692           4,109
Other Assets                                                             4,823             627
                                                                 -------------------------------
TOTAL ASSETS                                                          $711,278        $646,298
                                                                 ===============================
LIABILITIES
Deposits:
  Demand                                                                61,047          57,871
  Interest Checking                                                     36,892          36,751
  Money Market                                                         122,839         121,082
  Savings                                                               46,435          45,301
  Other Time                                                           219,589         215,513
                                                                 -------------------------------
     Total Deposits                                                    486,802         476,518
Dividends Payable                                                        1,134           1,123
Short - Term Borrowings                                                 75,294          12,080
Long - Term Borrowings                                                  60,030          60,044
Other Liabilities                                                        6,445           5,966
                                                                 -------------------------------
TOTAL LIABILITIES                                                      629,705         555,731

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                                 5,272           5,220
  Authorized 10,000,000; Issued 5,272,239
  and 5,220,038  in 1999 and 1998, respectively
Stock Dividend Distributable                                                             1,931
Paid in Capital                                                         17,355          15,468
Retained Earnings                                                       62,043          57,477
                                                                 -------------------------------
   Total                                                                84,670          80,096
Accumulated Other Comprehensive Income, Net                            (1,654)          11,922
Less: Treasury Stock at Cost
   118,510  Shares at  September 30, 1999                              (1,443)
   118,010  Shares at  December 31, 1998                                               (1,451)
                                                                 -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                              81,573          90,567
                                                                 -------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                              $711,278        $646,298
                                                                 ===============================

  The accompanying notes are an integral part of the financial statements.

CITIZENS & NORTHERN CORPORATION FORM - 10Q
Part I.  Financial Information (continued)
Item 1.  Financial Statements (continued)

CONSOLIDATED STATEMENT OF INCOME
(In Thousands Except Per Share Data)        (Unaudited)

                                                             Three Months Ended      Fiscal Year To Date
                                                                September 30,           September 30,
                                                                1999       1998       1999         1998
INTEREST INCOME                                             (Current)  (Prior Year)  (Current)  (Prior Year)
  Interest and Fees on Loans                                  $6,479       $6,561     $19,157      $19,377
  Interest on Balances with Depository Institutions                7            9          21           29
  Interest on Loans to Political Subdivisions                    153           93         373          278
  Interest on Federal Funds Sold                                   2           51          39          215
  Income from Available-for-Sale and
     Held-to-Maturity Securities:
     Taxable                                                   4,390        3,612      11,794       10,584
     Tax Exempt                                                1,180        1,005       3,441        2,918
     Dividends                                                   325          230         877          681
                                                        --------------------------------------------------
  Total Interest and Dividend Income                          12,536       11,561      35,702       34,082
INTEREST EXPENSE
  Interest on Deposits                                         4,811        4,691      13,950       13,697
  Interest on Short-Term Borrowings                              805          213       1,386          640
  Interest on Long-Term Borrowings                               804          865       2,389        2,857
                                                        --------------------------------------------------
  Total Interest Expense                                       6,420        5,769      17,725       17,194
                                                        --------------------------------------------------
  Interest Margin                                              6,116        5,792      17,977       16,888
  Provision for Possible Loan Losses                             120          191         570          573
                                                        --------------------------------------------------
  Interest Margin After Provision for Possible Loan
    Losses                                                     5,996        5,601      17,407       16,315

OTHER INCOME
  Service Charges on Deposit Accounts                            277          261         827          775
  Service Charges and Fees                                        69           73         206          212
  Trust Department Income                                        325          307       1,096          952
  Insurance Commissions, Fees and Premiums                        72          126         318          323
  Fees Related to Credit Card Operation                          903          834       2,328        2,208
  Other Operating Income                                          11           16          71           75
                                                        --------------------------------------------------
  Total Other Income Before Realized Gains on
     Securities, Net                                           1,657        1,617       4,846        4,545
   Realized Gains on Securities, (Net)                           151          235       1,209        2,849
                                                        --------------------------------------------------
  Total Other Income                                           1,808        1,852       6,055        7,394
OTHER EXPENSES
  Salaries and Wages                                           1,748        1,618       5,015        4,813
  Pensions and Other Employee Benefits                           443          424       1,351        1,295
  Occupancy Expense, Net                                         225          203         679          617
  Furniture and Equipment Expense                                316          207         784          599
  Expenses Related to Credit Card Operation                      742          777       2,038        2,057
  Pennsylvania Shares Tax                                        180          164         542          492
  Other Operating Expense                                        910          761       2,809        2,307
                                                        --------------------------------------------------
  Total Other Expenses                                         4,564        4,154      13,218       12,180
                                                        --------------------------------------------------
  Income Before Income Tax Provision                           3,240        3,299      10,244       11,529
  Income Tax Provision                                           737          785       2,277        2,872
                                                        --------------------------------------------------
NET INCOME                                                    $2,503       $2,514     $ 7,967      $ 8,657
                                                        ==================================================

PER SHARE DATA:
Net Income - Basic                                             $0.49        $0.49       $1.55        $1.68
Net Income - Diluted                                           $0.49        $0.49       $1.54        $1.67
                                                         --------------------------------------------------
Dividend Per Share                                             $0.22        $0.20       $0.66        $0.59
                                                         --------------------------------------------------
Number Shares Used in Computation - Basic                  5,153,662    5,153,049   5,153,559    5,159,805
Number Shares Used in Computation - Diluted                5,159,552    5,163,913   5,159,990    5,169,711
Number Shares Issued                                       5,272,239    5,220,038   5,272,239    5,220,038
Number Shares Authorized                                  10,000,000   10,000,000  10,000,000   10,000,000
                                                         --------------------------------------------------
Dividends Actually Paid                                        $0.22        $0.20       $0.66        $0.60
                                                         --------------------------------------------------
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net Income                                                    $2,503       $2,514      $7,967       $8,657
Other Comprehensive Income :
     Unrealized holding gains (losses) on
      available-for-sale securities
         Gains (Losses) arising during the period             (6,826)      (2,567)    (19,361)       1,238
          Reclassification adjustment                           (151)        (235)     (1,209)      (2,849)
                                                         --------------------------------------------------
Other comprehensive income (loss) before income tax           (6,977)      (2,802)    (20,570)      (1,611)
Income tax related to other comprehensive income               2,372          953       6,994         548
                                                         --------------------------------------------------
Other comprehensive income (loss)                             (4,605)      (1,849)    (13,576)      (1,063)
                                                         --------------------------------------------------
Comprehensive Income                                         ($2,102)        $665    ($ 5,609)     $ 7,594
                                                         ==================================================


The accompanying notes are an integral part of the financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 1. Financial statements (continued)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                            Nine Months Ended
(In Thousands)                                                         Sept. 30,1999   Sept. 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $7,967         $8,657
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                                        570            573
    Realized (Gain), on Available-for-Sale and
    Held-to-Maturity Securities, Net                                      (1,209)        (2,849)
    Provision for Depreciation                                                715            592
    Accretion and Amortization                                            (1,314)          (164)
    Deferred Income Tax                                                      (72)            110
   (Increase) Decrease in Accrued Interest
       Receivable and Other Assets                                        (4,779)            473
    Increase in Accrued Interest Payable and
       Other Liabilities                                                    7,556          4,150
-------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                         9,434         11,542
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                   351            140
  Purchase of Held-to-Maturity Securities                                   (354)          (348)
  Proceeds from Sales of Available-for-Sale Securities                     22,446         73,411
  Proceeds from Maturities of Available-for-Sale Securities                29,627        107,404
  Purchase of Available-for-Sale Securities                             (110,448)      (196,363)
  Net Increase in Loans                                                  (20,591)        (2,468)
  Purchase of Premises and Equipment                                      (1,227)        (1,035)
  Sale of Foreclosed Assets                                                   258            224
  Purchase of Other  Real Estate                                            (165)          (600)
-------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                             (80,103)       (19,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                 10,284         13,102
  Increase (Decrease) in Short-Term Borrowings                             63,214       (13,400)
  Proceeds  from (Repayment of)  Long-Term Borrowings                        (14)          9,990
  Sale of Treasury Stock                                                       16             24
  Purchase of Treasury Stock                                                               (468)
  Dividends Declared                                                      (3,401)        (3,064)
-------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities                           70,099          6,184
INCREASE  IN CASH  AND CASH EQUIVALENTS                                     (570)        (1,909)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              $16,128        $14,253
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $15,558        $12,344
=================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                           $12,775        $13,942
=================================================================================================
  Income Taxes Paid                                                       $ 2,156        $ 2,678
=================================================================================================

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

Results reported for the nine-month period ended September 30, 1999 may not be indicative of the results for the year ended December 31, 1999.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS OVERVIEW

Net income after tax for the nine-month period ended September 30, 1999 amounted to $7,967,000 and $2,503,000 for the third quarter of 1999. The comparable earnings for the same periods last year were respectively, $8,657,000 and $2,514,000.

The nine-month earnings for 1998 included a one time after tax gain in excess of $1,132,000 on the sale of a stock taken as collateral on a defaulted loan in 1919. The stock was carried on the books of the Corporation at $1.00. Excluding all realized securities gains from income for the reported periods would reflect an increase in income in 1999 from operations of $392,000 over the nine-month period in 1998.

Earnings to date in 1999 from operations are slightly ahead of budget projections and earnings for the balance of 1999 barring any unforeseen events should mirror those of the first nine months.

Comprehensive Income, which includes the change in equity during the period arising from market value changes in the investment portfolio, amounted to ($5,609,000) for the nine-month period ended September 30, 1999 and $7,587,000 for the nine months ended September 30, 1998. The decrease in market value of the Available-for-Sale Securities is the result of market conditions caused by an increase in interest rates. Both will be discussed later.

NET INTEREST MARGIN

Net interest margin or net interest income is the difference between interest income earned on all interest-bearing assets and the interest expense paid on all interest-bearing liabilities.

The net interest margin increased $1,089,000 when comparing the nine-month periods ended September 30, 1999 and 1998. The increase is attributable to an increase in the average volume of interest-bearing assets funded by strong core deposit growth. Average total deposits, including Demand Deposits, for the nine-month period totaled $480,830,000 compared to average total deposits of $438,486,000 for the first three quarters of 1998, an increase of 9.7 percent. For the year ended December 31, 1998 average deposits amounted to $448,601,000. Also, in the fourth quarter of 1998 the Bank offered uninsured Repo accounts to its business customers. These accounts have proven to be very popular and carry approximately $4,000,000 on an average daily basis.

The net interest margin for the three-month period ended September 30, 1999 exceeded that of the same period last year by $324,000, an increase of nearly 6 percent. Again the increase can be attributed to an increase in the volume of interest-bearing assets.

The strong deposit growth was accompanied by a heavy loan demand during the nine-month period. Average total loans for the respective nine-month periods ended September 30, 1999 and September 30, 1998 were $298,153,000 and $283,303,000 or an increase of 5.2 percent. For the comparable three-month periods ended September 30, 1999 and 1998 respectively, average total loans amounted to $305,912,000 and $286,332,000. For the year ended December 31, 1998 average total loans amounted to $285,786,000.

The growth in average deposits was also used to fund an increase in the average balance of the investment portfolio from $296,519,000 during the first nine months of 1998 to $339,860,000 during the same period in 1999. Average total investments for the quarterly periods were $362,234,000 and $297,840,000 in 1999 and 1998, respectively.

Average borrowed funds, including customer repo accounts, increased from an average of $85,518,000 during the nine-month period in 1998 to an average of $98,416,000 for the same period in 1999. Average borrowed funds accounted for about 18 percent of interest-bearing liabilities during each of the reportable periods.

Gross interest income for the nine months ended September 30, 1999 amounted to $35,702,000, while gross interest income for the same period in 1998 was $34,082,000, an increase of $1,620,000 during 1999. Gross interest expense, respectively, for the comparable periods was $17,725,000 and $17,194,000, an increase during 1999 of $531,000. The difference of $1,089,000 was the resulting increase in net interest income between the comparable periods.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended September 30, 1999 and September 30, 1998 gross interest income totaled $12,536,000 and $11,561,000. Total interest expense of the same periods amounted to $6,420,000 and $5,769,000 resulting in a net interest margin of $6,116,000 for the 1999 quarter and $5,792,000 for the same period in 1998.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Table I  -  Analysis of Average Daily Balances and Rates

                                                         Rate of        Rate of           Rate of
(In Thousands)                                           Return/        Return/           Return/
                                                         Cost of        Cost of           Cost of
                                                          Funds          funds             funds

                                                    09/30/99   %     12/31/98    %    09/30/98    %
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                          2,509    6.02    2,516    6.00    2,517     6.01
Securities of Other U.S. Government Agencies
and Corporations                                     92,727    6.88   68,512    7.07   73,357     7.22
   Mortgage Backed Securities                       119,309    6.58  121,466    6.58  117,156     6.52
   Obligations of States and Political               80,952    5.68   68,942    5.78   66,742     5.87
    Subdivisions
   Stock                                             22,459    5.22   18,725    5.07   18,044     5.27
   Other Securities                                  18,312    6.87   13,960    6.88   12,975     7.04
-------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities           336,268    6.37  294,121    6.42  290,791     6.50
Held-to-Maturity Securities:
   U. S. Treasury Securities                            614    5.66      626    5.91      627     6.10
Securities of Other U. S.  Government Agencies
and Corporations                                        877    6.56      629    6.52      572     6.75
   Mortgage Backed Securities                           384    7.31      507    7.50      527     7.73
-------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities               1,875    6.42    1,762    6.58    1,726     6.83
Interest-bearing Due from Banks                         643    4.37      671    5.66      702     5.07
Federal Funds Sold                                    1,074    4.73    4,139    5.53    5,151     5.59
Loans:
   Real Estate Loans                                238,707    8.59  227,845    8.94  226,995     8.99
   Consumer                                          29,006   11.08   30,366   11.62   30,503    11.62
   Agricultural                                       1,957    9.97    2,219   10.05    2,308    10.15
   Commercial/Industrial                             19,076    8.52   17,698    9.16   17,503     9.31
   Other                                                698    7.66      707    7.78      705     7.69
   Political Subdivisions                             8,509    5.86    6,227    6.10    6,092     6.07
   Leases                                               200    8.69      214    9.35      219     9.29
    Total Loans                                     298,153    8.76  285,276    9.18  284,325     9.25
-------------------------------------------------------------------------------------------------------
    Total Earning Assets                            638,013    7.48  585,969    7.76  582,695     7.83
Cash                                                 14,034           12,694           12,498
Securities Valuation Reserve                         11,753           19,939           20,443
Allowance for Possible Loan Losses                  (5,043)          (4,822)          (4,825)
Other Assets                                          5,580            5,337            5,378
Bank Premises & Equipment                             7,767            6,985            6,858
-------------------------------------------------------------------------------------------------------
Total Assets                                        672,104          626,102          623,047
=======================================================================================================

INTEREST-BEARING LIABILITIES
Interest Checking                                    37,053    2.20   36,556    2.33   36,582     2.45
Money Market                                        129,009    4.23  115,143    4.42  112,996     4.56
Savings                                              46,751    2.48   45,207    2.48   45,290     2.48
Certificates of Deposit                             139,123    5.24  126,902    5.50  123,569     5.53
Individual Retirement Accounts                       76,272    5.10   76,557    5.42   77,324     5.55
Other Time Deposits                                   1,868    2.43    1,900    2.58    2,150     2.14
Federal Funds Purchased                               6,405    5.01    2,801    4.75    1,555     6.83
Other Borrowed Funds                                 90,011    5.25   76,040    5.67   80,647     5.67
-------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                  526,492    4.50  481,106    4.72  480,113     4.80
Demand Deposits                                      50,754           46,336           45,416
 Other Liabilities                                    6,752           10,663            9,758
-------------------------------------------------------------------------------------------------------
  Total Liabilities                                 583,998          538,105          535,287
Stockholders' Equity                                 80,361           74,810           74,231
Securities Valuation Reserve                          7,745           13,187           13,529
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity          672,104          626,102          623,047
=======================================================================================================
Interest Rate Spread                                           2.98             3.04              3.03

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE II - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES
               IN INTEREST INCOME AND INTEREST EXPENSE

                                                          Periods Ended Sept. 30, 1999/1998

(In Thousands)                                              Change in   Change in     Total
                                                              Volume       Rate       Change
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                       -           -           -
   Securities of Other U.S. Government Agencies and
    Corporations                                                 930         (63)        867
   Mortgage Backed Securities                                    148         (76)         72
   Obligations of States and Political Subdivisions              643        (120)        523
   Stock                                                         203          (7)        196
   Other Securities                                              328         (60)        268
--------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                      2,252        (326)      1,926
Held-to-Maturity Securities:
   U. S. Treasury Securities                                      (1)         (1)         (2)
   Securities of Other U.S. Government Agencies and
    Corporations                                                  17          (3)         14
   Mortgage Backed Securities                                     (9)           -         (9)
--------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                            7          (4)          3
Interest-bearing Due from Banks                                   (3)         (5)         (8)
Federal Funds Sold                                              (171)         (6)       (177)
Loans:
   Real Estate Loans                                             619        (522)         97
   Consumer                                                     (165)       (114)       (279)
   Agricultural                                                  (35)          7         (28)
   Commercial/Industrial                                        (284)        278          (6)
   Other                                                          (1)          -          (1)
   Political Subdivisions                                         103         (8)         95
   Leases                                                         (1)         (1)         (2)
--------------------------------------------------------------------------------------------
    Total Loans                                                   236       (360)       (124)
--------------------------------------------------------------------------------------------
Total Interest Income                                           2,321       (701)      1,620


INTEREST BEARING LIABILITIES
Interest Checking                                                   5        (56)        (51)
Money Market                                                      519       (286)        233
Savings                                                            25          1         26
Certificates of Deposit                                           651       (302)        349
Individual Retirement Accounts                                    (82)      (218)       (300)
Other Time Deposits                                                (4)        (0)         (4)
Federal Funds Purchased                                           163         (9)        154
Other Borrowed Funds                                              246       (122)        124
--------------------------------------------------------------------------------------------
Total Interest Expense                                          1,523       (992)        531
--------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               798        291       1,089
============================================================================================


CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


RESERVE FOR POSSIBLE LOAN LOSSES

The Allowance for Possible Loan Losses is a reserve established by management and the Board of Directors, which they believe will absorb future loan losses, based on management's assessment of the quality and volume of the loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.

The quarterly review process is performed by a loan quality committee consisting of the President, Chief Financial Officer, Executive
Vice-Presidents in charge of loans and branch administration and monitored by the Corporation's Auditor. The committee reviews the "Watch List" (a collection of loans that have had a history of delinquency, cash flow problems, etc.), past due reports, non-performing loans and historical information related to charge-offs and recoveries by loan category. The reserve balance is then allocated across the various loan categories to determine the unallocated or excess reserve balance. The allocation is performed using two different methods.

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

The second allocation method extracts loans by a quality rating system. The ratings are substandard, doubtful and loss. Regulatory guidelines are then applied: 15 percent of the substandard category, 50 percent of the doubtful category and 100 percent of the loss category loans. Since the allocation only encompasses about 4.0 percent of total loans and ignores the balance of the loan portfolio, management applies .005 percent to the remainder of the portfolio. Management feels that the additional allocation will provide added protection in an economic downturn with a resulting increase in unemployment.

Other factors used to measure the level of the reserve are loan growth, economic conditions of the market area and peer group comparisons.

The Corporation also retains the services of an independent loan appraiser who reviews all credit relationships in excess of $175,000 and loans of $100,000 or more in offices where there is perceived to be excess delinquency. The latest review was started on June 14, 1999 and concluded July 1, 1999. The results of that evaluation concluded that total criticized loans have declined 9.5 percent since the previous review. Total criticized loans amounted to $9,723,000 and required a reserve allocation of $3,150,000.

Also, each year the Board of Directors invites all branch managers to the meeting to perform a comprehensive review of all loans that equal or exceed $400,000.

At September 30, 1999 the Reserve for Possible Loan Losses as a percentage of gross loans was 1.65 percent. For the months of July through October 1999 the monthly charge to earnings was lowered from $75,000 to $40,000 as management felt net charge-offs for the current year would be somewhat lower than projected. However, after the 3rd quarter review of Watch List loans the committee decided to increase the provision back to $75,000 for November and review loss projections before setting the December provision. The reason for the increase was the decision to charge-off one or two larger loans that may push net charge-offs $100,000 to $150,000 higher than the projected $400,000.

At year-end 1999 an assessment of the reserve balance will be made after a definite determination of actual losses for the year can be ascertained. The Board of Directors desires a reserve to gross loans ratio in the range of
1.63 to 1.65 percent.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

TABLE - III
Reserve for Possible Loan Losses

                                   Projected       Actual       Actual       Actual        Actual      Actual       Actual
                                   Dec. 31,      Sept. 30,     Dec. 31,     Dec. 31,      Dec. 31,    Dec. 31,     Dec 31,
                                     1999           1999         1998         1997          1996        1995         1994
Beginning Balance January 1,         $4,820,323   $4,820,323   $4,913,334    $4,775,960   $4,579,210  $4,228,741   $3,816,982

Provision Charged to Earnings           700,000      570,156      763,400       797,032      700,500     736,500      737,496

Year-to-Date Recoveries                 200,000      157,980      110,077       124,407      167,926     187,473      194,312

Year-to-Date Charge-offs              (600,000)    (408,081)    (966,488)     (784,065)    (671,676)   (573,504)    (520,049)

Ending Balance                       $5,120,323   $5,140,378   $4,820,323    $4,913,334   $4,775,960  $4,579,210   $4,228,741


TABLE - IV
 6 YEAR HISTORY OF LOAN LOSSES

                                      Projected
(In Thousands)                         1999          1998          1997       1996         1995       1994        AVERAGE
 Net Loans  *                          315,000      291,032      285,463      278,597     264,182      258,418      282,115
Net Charge offs                            400          856          386          504         387         326           477
Allowance for Possible Loan Losses
 Balance                                 5,120        4,820        4,912        4,776       4,579       4,229         4,739
Provision for Loan Losses Charged
 to Earnings                               700          763          797          701         737         737           739
Earnings                                10,500       11,077       10,107        9,255       7,866       7,494         9,383
Earnings Coverage of Net Charge
 offs                                     26.3 x       12.9 x       26.2 x       18.4 x      20.3 X      23.0 x          21 x
Allowance Coverage of Net Charge
 offs                                     12.8 x        5.6 x       12.7 x        9.5 x      11.8 X      13.0 x          11 x
Loans Ninety Days or More Past Due
 and Still Accruing                     1,241        1,628         1,986        2,994       2,915       2,743         2,362
Net Charge offs as a Percent of
 the Provision                           57.1%       112.2 %        48.4 %       71.9 %      52.5 %      44.2 %          36 %
Year-End Nonperforming Loans**          1,130        1,130         1,412          864         279         624           907
Allowance as a Percentage of Gross
 Loans: *
Bank   (1)                               1.63%        1.66 %        1.72 %       1.71 %      1.73 %      1.64 %           1 %
Peer Group  (2)                          1.55%        1.59 %        1.43 %       1.50 %      1.61 %      1.65 %           1 %

* Gross Loans less Unearned
  Discount
(1) Projected December 31, 1999
(2) At June 30, 1999

TABLE  - V
Reserve Allocation-Historical

(In Thousands)                         Est.
        LOAN CLASSIFICATION            1999     1998     1997     1996     1995     1994     Average
  Commercial, Agriculture,
   Municipal & Other                   33,165   34,255   25,751   30,054   26,481   22,794   28,750  0.00408 X  33,165 =    235
  Real Estate Loans                   248,122  225,853  220,358  215,123  201,350  195,634  217,740  0.00075 X  248,122=    286
  Credit Card & Related Plans           9,023    8,523    9,084    8,902    9,934    9,896    9,268  0.02244 X   9,023 =    253
  All Other Loans to Individuals       24,690   22,402   30,270   24,518   26,417   30,094   26,740  0.00758 X  24,690 =    237
--------------------------------------------------------------------------------------------------------------------------------
   Total Loans                        315,000  291,033  285,463  278,597  264,182  258,418  282,498  0.00237 X  315,000   1,011
  Letter of Credit Commitments          5,500    5,400    5,012    5,106    2,633    4,415    4,513  0.00000 X   5,500 =    500
  All Other Commitments
Consumer                               32,000   14,768   27,728   28,049   24,811   24,202   23,912  0.00781 X  32,000 =    250
Mortgage                               12,000   15,477   10,497    5,802    7,276    9,566    9,724  0.00064 X  12,000 =      8
Commercial                             13,000   17,366   13,045   10,825   10,201    9,901   12,268  0.00479 X  13,000 =     62
Impaired Loans                            800      290      274      113      228                                           800
Total allocated                                                                                                            2,631
Unallocated                                                                                                                2,489
---------------------------------------------------------------------------------------------------------------------------------
Total Loans and Commitments and
 Reserve Balance                      378,300  344,334  342,019  328,492  309,331  306,502  332,914                       5,120
==================================================================================================================================

TABLE - VI
Reserve Allocation
At September 30, 1999

                                           Allocation           Total
                                           Percentage           Loans            Allocation
Substandard                                    15               8,996,967          1,349,545
Doubtful                                       50               2,102,894          1,051,447
Loss                                           100                 29,996             29,996
Fasb 114 Loans (Nonperforming)              Estimated           1,739,767            731,080
---------------------------------------------------------------------------------------------
Total Loans and Allocation                                     12,869,624          3,162,068
Remaining Loans                               0.005           298,475,235          1,492,376
Unallocated                                                                          485,946
---------------------------------------------------------------------------------------------
Reserve Balance                                               311,344,859          5,140,390
=============================================================================================


CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                                        Nine-Month Periods Ended September 30,
                                                                                                  $            %
TABLE - VII  COMPARISON OF NONINTEREST INCOME                          1999          1998       Change       Change
 (In Thousands)
Service Charges on Deposit Accounts                                   $ 827         $ 775        $  52         6.71
Service Charges and Fees                                                206           212           (6)       (2.83)
Trust Department Income                                               1,096           952          144        15.13
Insurance Commissions, Fees and Premiums                                318           323           (5)       (1.55)
Fees Related to Credit Card Operation                                 2,328         2,208          120         5.43
Other Operating Income                                                   71            75           (4)        (5.33)
--------------------------------------------------------------------------------------------------------------------
Total Other Operating Income before Realized
  Gains on Securities, Net                                            4,846         4,545          301         6.62
Realized Gains on Securities, Net                                     1,209         2,849       (1,640)      (57.56)
--------------------------------------------------------------------------------------------------------------------
Total Other Income                                                   $6,055        $7,394      ($1,339)      (18.11)
====================================================================================================================


Total Other Operating Income Before Realized Gains on Securities increased $301,000 or 6.62 percent between the two periods. The two most significant contributors to the increase in Other Operating Income were the Trust and Credit Card Departments. Trust Department fees increased just over 15 percent when comparing the two nine-month periods. The increase is attributed to the growth in the number of trust accounts administered and the increase in market value of those accounts. Service Charges on Deposit also increased nearly 7 percent because of the strong deposit growth during the current period.

The increase in credit card fees can be attributed to an increase in merchant fees generated by higher card usage.

 Realized Gains on Securities for the current nine-month period were lower than those reported for the same period last year, however, the nine-month period ended September 30, 1998 included a realized gain in excess of $1,715,000 on the sale of a stock that had been held as collateral on a defaulted loan in the early 1900's. The stock had been carried on the books at a fair value of $1.00. Excluding the extraordinary gain, realized gains would have increased $75,000 over last year.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE


                                                                  Nine-Month Periods Ended September 30,
(In Thousands)                                                                             $            %
                                                                 1999         1998       Change       Change
Salaries and Wages                                           $  5,015     $  4,813       $  202         4.20
Pensions and Other Employee Benefits                            1,351        1,295           56         4.32
Occupancy Expense, Net                                            679          617           62        10.05
Furniture and Equipment Expense                                   784          599          185        30.88
Expenses Related to Credit Card Operation                       2,038        2,057          (19)       (0.92)
Pennsylvania Shares Tax                                           542          492           50        10.16
Other Operating Expense                                         2,809        2,307          502        21.76
-------------------------------------------------------------------------------------------------------------
Total Other Expense                                          $ 13,218     $ 12,180      $ 1,038         8.52
=============================================================================================================

Noninterest Expense increased just over $1,000,000 during the comparable periods. The biggest contributors to the increase were Furniture and Equipment Expense and Other Operating Expense. Furniture and Fixture Expense increased about $185,000, primarily because of ATM maintenance and the installation of a thin client computer network in the branch system to support the new internet banking system. The attendant depreciation costs and maintenance for these systems amounted to roughly $180,000.

Other Operating Expense increased slightly more than $500,000 when compared to the same period last year. The increase over the prior period was generally related to advertising, increased education costs, professional fees, etc. Also included in Other Operating Expense are expenses related to Bucktail Life Insurance Co., which were approximately $62,000 higher than the same period last year due to an increase in mortgage group life and credit life losses.

The Corporation also hired a consulting firm to review the supply of cash carried daily and reserves maintained with the Federal Reserve system at a cost of about $80,000. The savings that will accrue during the following year should be approximately $150,000.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


STATEMENT OF CONDITION

Average total assets of the Corporation for the nine-month periods ended September 30, 1999 and September 30, 1998, respectively, totaled $672,104,000 and $623,047,000. For the year ended December 31, 1998 average assets totaled $626,102,000. The increase in average total assets between the comparable periods amounted to nearly 8 percent, the result of an increase in average deposit totals and the introduction of the Money Management Repo Sweep Account.

On the asset side of the balance sheet average total Available-for-Sale investments increased just over 15 percent. The increase was primarily in U.
S. agency investments and municipal bonds. At year end 1998, investment securities totaled $331,183,000, compared to $371,513,000 at September 30, 1999.

The composition of the loan portfolio has not changed during the comparable periods. Average loan volume increased $13,829,000 almost entirely in real estate secured. Loan growth was sluggish during 1998 and the first quarter of 1999 but the volume began to increase during the second quarter of 1999. Presently total loans amount to about $312,000,000 and are expected to end the year at about $316,000,000.

On the liability side of the balance sheet average deposits increased $37,503,000 when comparing the current and prior year nine-month periods. When compared to the year ended December 31, 1998 average deposits increased $32,229,000. The growth in average deposit balances was in higher yielding Money Market accounts and Certificates of Deposit. The increase in the Money Market Accounts was the result of the introduction of a new Municipal Money Market Account. The account targets local school districts and other municipalities. The account is popular because of the competitive rates paid, thus the municipalities no longer have to send funds out of the market area to obtain higher rates. The Bank considers the Money Market Accounts core deposits and has always paid a very competitive rate. Certificates of Deposit have also shown significant growth during the past year also because of a competitive rate structure and a successful marketing effort with the local municipalities.

The Money Management Repo Sweep Account introduced in the fall of 1998 automatically sweeps funds above a predetermined level from a noninterest-bearing account to an interest-bearing account on a daily basis. The rate paid is based on the 91-day treasury bill and a tiered balance approach. Currently, daily balances average between $4,000,000 and $5,000,000.

Average borrowed funds increased just over $14,000,000 between September 30, 1998 and September 30, 1999 due to purchases of Federal Home Loan Bank instruments which provided a spread of about 200 basis points. The current interest rate structure will probably not provide additional leveraging opportunities during the balance of 1999.

Average Capital of the Corporation excluding Accumulated Other Comprehensive Income increased from $74,231,000 to $80,361,000 between the comparable nine-month periods, a growth rate of just over 8 percent. Accumulated Other Comprehensive Income (unrealized securities gains) has declined from an average of $13,529,000 for the nine months ended September 30, 1998 to an average for the current nine-month period of $7,745,000. The sharp decline in the market value of Available-for-Sale Securities is the result of rising interest rates during the past twelve months. Long-term interest rates have risen more than 150 basis points since the fall of 1998. At September 30, 1999 the market value of the Available-for-Sale Securities was ($1,654,000), net of tax, and at December 31, 1998 the net of tax amount was $11,922,000.

The recent increase in interest rates has also had a negative impact on the market value of the stock of the Corporation. The most recent price of the stock was $27.25, a decline of $10.25 since September 30, 1998 and $8.25 since December 31, 1998. The depressed value of bank stocks has been most noticeable among the super regional and regional bank shares even though your bank and most of the other regional banks are posting record profits and loan portfolio quality is very high.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
Part I - Financial Information (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


LIQUIDITY

Liquidity is the ability to raise cash quickly and at a reasonable cost. An adequate liquidity position allows the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. Daily deposit decreases normally do not exceed $5,000,000 to $7,000,000 and new loan advances net of loan repayments have not been significant.

In addition to the daily sources of cash, such as loan repayments, amortization of mortgage-backed investments, maturing bonds and deposit growth, the Corporation has several additional sources of liquidity: the sale of assets (primarily available-for-sale investment securities), short-term or long-term borrowing. Sources of borrowing include the Federal Home Loan Bank of Pittsburgh and several correspondent bank relationships. The estimated borrowing capacity available from the Federal Home Loan Bank and correspondent relationships is approximately $274,000,000.

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

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier one; the remainder may be tier two. The total risk-based capital ratios at September 30, 1999, September 30, 1998 and December 31, 1998 were 22.58 percent, 22.08 percent and 22.74 percent, respectively.

Total capital of the Corporation (excluding Other Comprehensive Income) at September 30, 1999, September 30, 1998 and December 31, 1998 was $83,227,000,
$77,349,000 and $78,645,000, respectively.

The leverage ratio (capital divided by total liabilities), excluding unrealized gains on available-for-sale securities, at September 30, 1999, September 30, 1998 and December 31, 1998 was 13.2 percent, 14.2 percent and
14.1 percent, respectively.

Planned capital expenditures will include the construction of a new office in Muncy, Pennsylvania, hopefully in the spring of 2000. The cost of the office should not exceed $500,000. Additional expenditures in the coming year should not exceed $1,000,000. These expenditures will not have a detrimental effect on capital ratios or results of operations.

INFLATION

Inflation affects nearly every aspect of banking, primarily interest rates. The effect of inflation, when it is high, has an impact on the cost of goods, such as supplies, services and labor. Growth in the Consumer Price Index for 1999 is projected at about 2.8 percent, slightly higher than 1.6 percent during 1998; however, it is not considered to be inflationary. In essence, inflation does not appear to be a problem in the near-term and should not impact the results of operations for the balance of 1999.

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

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

The risk associated with interest rate increases and decreases as they relate to the market value of the assets and liabilities of the Corporation is also calculated using the same model and the same rate shock of plus and minus 100, 200, and 300 basis point swings in rates. Market values are estimated by applying present value calculations to the cash flow generated by the Corporation's balance sheet. The Asset and Liability Committee and Board of Directors have imposed a market loss limit of 30 percent at a 200 basis point rate shock.

Since the fourth quarter of 1998 interest rates have risen in excess of 150 basis points, causing a negative impact on the market value of the investment portfolio including equity investments. Market values have declined because of the long weighted-average maturity of the portfolio and consequently the length of time it takes to replace maturing investments with current market rates. On the liability side of the balance sheet maturities are very short and therefore reprice at higher interest rates much sooner.

At the most recent meeting of the Asset Liability Committee it was proposed that new prepayment assumptions be used due to the rise in interest rates during 1999. However, the new prepayment assumptions would probably drive the unrealized market loss limit above the 30 percent limitation. The Board of Directors was made aware of the possibility at the October 1999 meeting and it was decided if the limit was going to be exceeded, no action should be taken until a determination could be made on what direction the market will take in the next few months.

The current market rate scenario is not taken lightly, however, management and the Board of Directors do not see a cause for concern since both the investment and loan portfolios are priced to provide a substantial rate of return. The market value of the asset base would be of concern if there was a need to sell assets, however, assets are normally purchased to provide earnings and to be held until maturity.

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

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

                                                Period Ended September 30, 2000
TABLE IX -Effect of Hypothetical Changes in Interest Rates
NIM = Net Interest Margin
MVPE= Market Value of Portfolio Equity

                                                               Plus 2%      Plus 2 %       Minus 2%      Minus 2%
(In Thousands)                                                Estimated     Estimated      Estimated     Estimated
                                                 Expected     Change in     Change in      Change in     Change in
                                                    NIM          NIM          NIM             NIM           NIM
INTEREST INCOME                                      $            $            %               $             %
Investment Securities                              23,047        23,461         1.80          22,200        (3.68)
Interest-bearing Due From Banks                       536           731        36.38             340       (36.57)
Loan Income                                        27,257        28,373         4.09          24,849        (8.83)
-----------------------------------------------------------------------------------------------------------------
Total Interest Income                              50,840        52,565        3.39          47,389        (6.79)
================================================================================================================

INTEREST EXPENSE
Now Accounts and Regular Savings                    2,121         2,507        18.20          1,734       (18.25)
Money Market Accounts                               6,423         8,884        38.32          3,962       (38.32)
All Other Deposits                                 11,542        13,391        16.02          9,693       (16.02)
------------------------------------------------------------------------------------------------------------------
Total Deposits                                     20,086        24,782        23.38         15,389       (23.38)
Borrowed Funds                                      6,479         7,691        18.71          5,338       (17.61)
------------------------------------------------------------------------------------------------------------------
Total Interest Expense                             26,565        32,473        22.24         20,727       (21.98)
------------------------------------------------------------------------------------------------------------------
Net Interest Income                                24,275        20,092       -17.23         26,662          9.83
==================================================================================================================

Effect of Hypothetical Changes in
Market  Value of Portfolio Equity

                                                               Plus 2%     Plus 2 %       Minus 2%      Minus 2%
(In Thousands)                                                Estimated    Estimated      Estimated     Estimated
                                                              Change in    Change in      Change in     Change in
                                                MVPE            MVPE          MVPE           MVPE         MVPE
                                                  $               $            %               $            %
Investment Portfolio                              366,690       342,532       (6.59)        389,331        6.17
Total Loans                                       304,733       294,032       (3.51)        309,777        1.66
Other Assets                                       32,562        32,562                      32,562
----------------------------------------------------------------------------------------------------------------
   Total Assets                                   703,985       669,126       (4.95)        731,670        3.93
Deposits                                          488,601       476,371       (2.50)        502,242        2.79
Borrowed Funds                                    134,759       133,055       (1.26)        136,556        1.33
Other Liabilities                                   5,572         5,572                       5,572
----------------------------------------------------------------------------------------------------------------
   Total Liabilities                              628,932       614,998       (2.22)        644,370        2.45
----------------------------------------------------------------------------------------------------------------
Net Change in Portfolio Equity                     75,053        54,128      (27.88)         87,300       16.32
================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

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

Equity Investments held as of September 30, 1999 and September 30, 1998 are presented in Table X.

Table X -  Equity Investments

(In Thousands)
                                                                                           Hypothetical      Hypothetical
                                                                                           10 % Decline      20 % Decline
                                                                                                in                 in
                                                                              Fair             Market            Market
                                                              Cost            Value            value             value
At September 30, 1999
Banks and Bank Holding Companies                              17,863          29,304          (2,930)          (5,861)
Federal Home Loan Bank and Other Restricted Securities         7,248           7,248            (725)          (1,450)
-----------------------------------------------------------------------------------------------------------------------
Total                                                         25,111          36,552          (3,655)          (7,311)
=======================================================================================================================
At September 30, 1998
Banks and Bank Holding Companies                              15,642          28,648          (2,865)          (5,730)
Federal Home Loan Bank and Other Restricted Securities         4,367           4,367            (437)            (873)
-----------------------------------------------------------------------------------------------------------------------
Total                                                         20,009          33,015          (3,302)          (6,603)
=======================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

Item 4. Year 2000 Compliance

YEAR 2000 COMPLIANCE

The Year 2000, or Y2K problem as it is commonly referred to, is a computer problem that originated when computers were first utilized to store and process information and computer memory and storage space were very expensive. To make efficient use of the memory and storage limitations, the year was stored as a two-digit number. For example, the year 1998 was stored as 98. Without corrective action being taken, when the date rolls forward to 2000, many computers would read the date as 00 or 1900. This would have a major impact on many calculations if appropriate action was not taken.

Citizens & Northern Corporation began working on the problem in 1996 with the formation of a "Year 2000 Committee". This committee, consisting of various key people throughout the organization, meets periodically and reports to the Board of Directors on a quarterly basis. The Board of Directors has approved and implemented a formal Year 2000 Plan.

Overall, all of the Corporation's Y2K issues have been addressed. To date, the corporation's progress is as follows:

   o Mainframe software upgrades have been completed.

   o All mission-critical applications have been tested by the MIS department and were retested independently by our Audit and Compliance departments.

   o A contingency/business resumption plan is completed and approved by the Board of Directors.

   o Customer risk (both funds users and funds providers) has been assessed.

   o Several steps have been taken to increase customer awareness, such as statement stuffers, seminars and internet banking statement.

TESTING:

A Year 2000 readiness-testing plan was developed and used to guide the testing process. This plan covers various areas of the Bank such as mainframe computers, personal computers, environmental systems and various third-parties.

Our current programming and systems analyst staff has written and developed the majority of mission-critical software for the mainframe system. This software processes most of the core banking systems. All critical in-house software has been modified to be ready for the Year 2000 and tested by the Management Information Systems (MIS) department. Those modified programs are being used for our current day-to-day processing. In addition to the testing performed by the MIS department, the plan calls for additional independent testing. The Audit and Compliance departments performed the independent testing and for mainframe mission-critical systems the majority of the testing is complete.

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

   o Check and Document Imaging - Our independent testing is complete.

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

  o Credit Card - Internal testing has been performed. Third-party testing is scheduled for the near future.

  o ATM - All automated teller machines are compliant based on the manufacturer's warranties. Third-party testing is completed.

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

CONTINGENCY PLAN/BUSINESS RESUMPTION:

A contingency plan for the Year 2000 is complete. Key operational areas have been identified such as Trust, Credit Card/ATM, Accounting, Fedwire/ACH and the overall Management Information System and will be evaluated with plans developed to use in case of Y2K related issues. Plans were developed for each of these areas using staff input to determine how processing could be performed without computerization. Items such as paper forms necessary to complete manual posting to the need for a backup generator (which could be used in case of any loss of power, not just Y2K) were analyzed.

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

  o Y2K informational flyers were distributed in the C&N 1999 calendars that were made available to customers, free of charge, at all branches. Also several Y2K press conferences were held to discuss the Bank's readiness.

The bank developed a Y2K questionnaire for selected loan customers. This questionnaire, based on Appendix A of the FFIEC Inter Agency Statement on Y2K concerning the impact of customers, was utilized for all commercial loan customers with aggregate balances over $150,000. Loan officers met independently with all commercial loan customers with borrowing availability totaling $150,000 or more to review and assess the customer's Y2K readiness. Deposit customers with aggregate balances over $100,000 were selected for review. Letters were sent to these customers with follow-up phone calls to be made on a selected basis.

COSTS:

Citizens & Northern Corporation employs a staff of system analysts and programmers and it is difficult to estimate the total cost of compliance since the work has been done in-house and was begun in 1996. A reasonable estimate would put programming costs in excess of $250,000. The telephone banking system installed in 1997 was not Y2K compliant and was replaced with a Y2K compliant Internet and Telephone Banking System during the second quarter of 1999. The Internet and Telephone Banking System has been installed and became operational in June of this year. The approximate cost was $250,000, which includes thin client computer stations for all offices, servers and software. Item-processing software has been updated at a cost of $32,000. The cost of PC replacements for Y2K and normal replacements during 1998 and to date in 1999 was approximately $150,000. Upgraded software for desk top PCs and notebooks has amounted to approximately $30,000. The main frame computer network has been upgraded for Y2K and non-Y2K reasons at a cost of $218,000. The Corporation has installed a natural gas generator for the operations center in Wellsboro. The price of the generator was about $85,000. The primary purpose of the generator is to provide a back-up electricity source for our MIS department and the main office in the event of power interruptions caused by weather or other non-Y2K related unforeseen situations.

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

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

No one can predict with certainty what will occur when the century date changes; however, your Corporation's Board of Directors and management team have expended an enormous amount of time and effort to solve the problem and deal with unforeseen problems should they occur.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is currently no pending legal litigation against Citizens & Northern Corporation.

ITEM 2.  CHANGES IN SECURITIES

         No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No disclosure required.

ITEM 5.  OTHER INFORMATION

         No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.  None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Citizens & Northern Corporation

NOVEMBER 8, 1999           By:___________________________________________
----------------               Craig G. Litchfield, Chairman, President
Date                           and CEO



NOVEMBER 8, 1999           By:___________________________________________
----------------               James W. Seipler, Executive Vice President
Date                           and Treasurer