Form 10-Q/A
period 1999-09-30
CITIZENS & NORTHERN CORP
filed 2000-02-29
CIK 810958

                                    AMENDMENT

                                   FORM 10-QA

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 as Amended
                                       OR

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

Title Common Stock $1.00 Par value          Shares Outstanding at
                                            January 21, 2000 were 5,205,267

CITIZENS & NORTHERN CORPORATION


                                      Index

Part I.  Financial Information - Amended

Item 1.  Financial Statements - Amended

Consolidated Statement of Condition - September 30, 1999 - Amended and
December 31, 1998                                                                   Page    3

Consolidated Statement of Income - Three Months and Fiscal Year to date Ended
September 30, 1999 - Amended and September 30, 1998                                 Page    4

Consolidated Statement of Cash Flows - Nine Months Ended
September 30, 1999-Amended and September 30, 1998                                   Page     5


Notes to Consolidated Financial Statements-Amended                                  Page     6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations - Amended                                                 Pages   7 through  15

Item 3.  Information About Market Risk-Amended                                      Pages 16 through 18

Item 4. Year 2000 Compliance - Omitted

Part II.  Other Information                                                         Page    19

Item 1.  Legal Proceedings - Omitted

Items 2 and 3 have been omitted as they are not applicable                          Page    19
to registrant

Item 6.  Exhibits and Reports on Form 8-K                                           Page    19

Signatures                                                                          Page    20

CITIZENS & NORTHERN CORPORATION - FORM  10 - QA
Amended

Part I.  Financial Information - Amended
Item 1.  Financial Statements - Amended

CONSOLIDATED BALANCE SHEET (Amended)
(In Thousands Except Per Share Data)



                                                                   Unaudited        Audited
(In Thousands)                                                    September 30,   December 31,
                                                                     1999           1998
                                                                 -------------------------------
ASSETS
Cash & Due From Banks                                              $14,828         $15,428
Interest Bearing Deposits                                              732             700
Available-for-Sale Securities:
  U.S. Treasury Securities                                           2,516           2,556
  Securities of Other U.S. Government Agencies                     118,074          61,840
  Mortgage Backed Securities                                       112,870         131,046
  Obligations of States and Municipal Subdivisions                  78,462          81,423
  Other Securities                                                  57,687          52,410
                                                                 -------------------------------
    Total Available-for-Sale Securities                            369,609         329,275
Held-to-Maturity Securities
  U.S. Treasury Securities                                             619             622
   Securities of Other U.S. Government Agencies                        949             849
  Mortgage Backed Securities                                           336             437
                                                                 -------------------------------
    Total Held-to-Maturity Securities                                1,904           1,908
Loans:
  Loans to Political Subdivisions                                   12,384           8,078
  Other Loans                                                      298,989         282,954
                                                                 -------------------------------
     Total Loans                                                   311,373         291,032
     Less - Allowance for Loan Losses                              (5,140)         (4,820)
                  Unearned Income                                     (29)            (29)
                                                                 -------------------------------
              Loans, Net                                           306,204         286,183
Bank Premises and Equipment                                          7,928           7,416
Other Real Estate                                                      558             652
Accrued Interest on Bonds and Loans                                  4,692           4,109
Other Assets                                                         4,823             627
                                                                 -------------------------------
TOTAL ASSETS                                                      $711,278        $646,298
                                                                 ===============================
LIABILITIES
Deposits:
  Demand                                                            61,047          57,871
  Interest Checking                                                 36,892          36,751
  Money Market                                                     122,839         121,082
  Savings                                                           46,435          45,301
  Other Time                                                       219,589         215,513
                                                                 -------------------------------
     Total Deposits                                                486,802         476,518
Dividends Payable                                                    1,134           1,123
Short - Term Borrowings                                             75,294          12,080
Long - Term Borrowings                                              60,030          60,044
Other Liabilities                                                    6,445           5,966
                                                                 -------------------------------
TOTAL LIABILITIES                                                  629,705         555,731

SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                             5,272           5,220
  Authorized 10,000,000; Issued 5,272,239
  and 5,220,038  in 1999 and 1998, respectively
Stock Dividend Distributable                                                         1,931
Paid in Capital                                                     17,355          15,468
Retained Earnings                                                   62,464          57,477
                                                                -------------------------------
   Total                                                            85,091          80,096
Accumulated Other Comprehensive Income, Net                        (2,075)          11,922
Less: Treasury Stock at Cost
   118,510  Shares at  September 30, 1999                          (1,443)
   118,010  Shares at  December 31, 1998                                           (1,451)
                                                                -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          81,573          90,567
                                                                -------------------------------
TOTAL LIABILITIES &
                                                                -------------------------------
   SHAREHOLDERS' EQUITY                                           $711,278        $646,298
                                                                ===============================


The accompanying notes are an integral part of the financial statements.

CITIZENS & NORTHERN CORPORATION FORM - 10QA
Amended

Part I.  Financial Information (continued)
Item 1.  Financial Statements (continued)


CONSOLIDATED STATEMENT OF INCOME (Amended)
(In Thousands Except Per Share Data)        (Unaudited)



                                                                  Three Months Ended                Fiscal Year To Date
                                                                     September 30,                   September 30,
                                                                   1999          1998          1999          1998
 INTEREST INCOME                                                                 (Prior                      (Prior
                                                                 (Current)       Year)     (Current)         Year)
   Interest and Fees on Loans                                      $6,479        $6,561       $19,157       $19,377
   Interest on Balances with Depository Institutions                    7             9            21            29
   Interest on Loans to Political Subdivisions                        153            93           373           278
   Interest on Federal Funds Sold                                       2            51            39           215
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                       4,390         3,612        11,794        10,584
      Tax Exempt                                                    1,180         1,005         3,441         2,918
      Dividends                                                       325           230           877           681
                                                               --------------------------------------------------------
   Total Interest and Dividend Income                              12,536        11,561        35,702        34,082
 INTEREST EXPENSE
   Interest on Deposits                                             4,811         4,691        13,950        13,697
   Interest on Short-Term Borrowings                                  805           213         1,386           640
   Interest on Long-Term Borrowings                                   804           865         2,389         2,857
                                                               --------------------------------------------------------
   Total Interest Expense                                            6,420         5,769        17,725        17,194
                                                               --------------------------------------------------------
   Interest Margin                                                   6,116         5,792        17,977        16,888
   Provision for Possible Loan Losses                                  120           191           570           573
                                                               --------------------------------------------------------
   Interest Margin After Provision for Possible Loan Losses          5,996         5,601        17,407        16,315

 OTHER INCOME
   Service Charges on Deposit Accounts                                 277           261           827           775

   Service Charges and Fees                                             69            73           206           212

   Trust Department Income                                             325           307         1,096           952

   Insurance Commissions, Fees and Premiums                             72           126           318           323
   Fees Related to Credit Card Operation                               903           834         2,328         2,208
   Other Operating Income                                               11            16            71            75
                                                               --------------------------------------------------------
   Total Other Income Before Realized Gains on Securities, Net       1,657         1,617         4,846         4,545
    Realized Gains on Securities, (Net)                                789           235         1,847         2,849
                                                               --------------------------------------------------------
   Total Other Income                                                2,446         1,852         6,693         7,394
OTHER EXPENSES
   Salaries and Wages                                                1,748         1,618         5,015         4,813
   Pensions and Other Employee Benefits                                443           424         1,351         1,295
   Occupancy Expense, Net                                              225           203           679           617
   Furniture and Equipment Expense                                     316           207           784           599
   Expenses Related to Credit Card Operation                           742           777         2,038         2,057
   Pennsylvania Shares Tax                                             180           164           542           492
   Other Operating Expense                                             910           761         2,809         2,307
                                                               --------------------------------------------------------
   Total Other Expenses                                              4,564         4,154        13,218        12,180
                                                               --------------------------------------------------------
   Income Before Income Tax Provision                                3,878         3,299        10,882        11,529
   Income Tax Provision                                                954           785         2,494         2,872
                                                               --------------------------------------------------------
NET INCOME                                                          $2,924        $2,514        $8,388        $8,657
                                                               ========================================================

PER SHARE DATA:
Net Income - Basic                                                   $0.57         $0.49         $1.63         $1.68
Net Income - Diluted                                                 $0.57         $0.49         $1.63         $1.67
                                                               --------------------------------------------------------
Dividend Per Share                                                   $0.22         $0.20         $0.66         $0.59
                                                               --------------------------------------------------------
Number Shares Used in Computation - Basic                        5,153,662     5,153,049     5,153,559     5,159,805
Number Shares Used in Computation - Diluted                      5,159,552     5,163,913     5,159,990     5,169,711
Number Shares Issued                                             5,272,239     5,220,038     5,272,239     5,220,038
Number Shares Authorized                                        10,000,000    10,000,000    10,000,000    10,000,000
                                                               --------------------------------------------------------
Dividends Actually Paid                                              $0.22         $0.20         $0.66         $0.60
                                                               --------------------------------------------------------
                                                               --------------------------------------------------------

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Net Income                                                          $2,924        $2,514        $8,388        $8,657
Other Comprehensive Income :
     Unrealized holding gains (losses) on available-for-sale
     securities
         Gains (Losses) arising during the period                  (6,826)       (2,567)      (19,361)         1,238
          Reclassification adjustment                                (789)         (235)       (1,847)       (2,849)
                                                               --------------------------------------------------------
Other comprehensive income (loss) before income tax                (7,615)       (2,802)      (21,208)       (1,611)
Income tax related to other comprehensive income                     2,589           953         7,211           548
                                                               --------------------------------------------------------
Other comprehensive income (loss)                                  (5,026)       (1,849)      (13,997)       (1,063)
                                                               --------------------------------------------------------
Comprehensive Income (Loss)                                       ($2,102)          $665      ($5,609)        $7,594
                                                               ========================================================


The accompanying notes are an integral part of the financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-QA
Amended
Part I - Financial Information (continued) - Amended
Item 1. Financial statements (continued) - Amended



          CONSOLIDATED STATEMENT OF CASH FLOWS (Amended) Unaudited
(In Thousands)

                                                                                Nine Months Ended
                                                                                Sept. 30, 1999         Sept. 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                          $8,388                 $8,657
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities
    Provision for Possible Loan Losses                                                   570                    573
    Realized (Gain), on Available-for-Sale and
    Held-to-Maturity Securities, Net                                                 (1,847)                (2,849)
    Provision for Depreciation                                                           715                    592
    Accretion and Amortization                                                       (1,314)                  (164)
    Deferred Income Tax                                                                 (72)                    110
   (Increase) Decrease in Accrued Interest
       Receivable and Other Assets                                                   (4,779)                    473
    Increase Accrued Interest Payable and
       Other Liabilities                                                               7,773                  4,150
--------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                          9,434                 11,542
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                              351                    140
  Purchase of Held-to-Maturity Securities                                              (354)                  (348)
  Proceeds from Sales of Available-for-Sale Securities                                22,446                 73,411
  Proceeds from Maturities of Available-for-Sale Securities                           29,627                107,404
  Purchase of Available-for-Sale Securities                                        (110,448)              (196,363)
  Net ( Increase) Decrease in Loans                                                 (20,591)                (2,468)
  Purchase of Premises and Equipment                                                 (1,227)                (1,035)
  Sale of Foreclosed Assets                                                              258                    224
  Purchase of Other  Real Estate                                                       (165)                  (600)
--------------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                        (80,103)               (19,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in Deposits                                                            10,284                 13,102
  Increase (Decrease) in Short-Term Borrowings                                        63,214               (13,400)
  Proceeds  from (Repayment of)  Long-Term Borrowings                                   (14)                  9,990

  Sale of Treasury Stock                                                                  16                     24
 Purchase of Treasury Stock                                                                                   (468)
  Dividends Declared                                                                 (3,401)                (3,064)
--------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities                                      70,099                  6,184
INCREASE  IN CASH  AND CASH EQUIVALENTS                                                (570)                (1,909)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         $16,128                $14,253
--------------------------------------------------------------------------------------------------------------------------
==========================================================================================================================
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $15,558                $12,344
==========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                                      $12,775                $13,942
==========================================================================================================================
  Income Taxes Paid                                                                   $2,156                 $2,678
==========================================================================================================================

The accompanying notes are an integral part of the financial statements.

CITIZENS AND NORTHERN CORPORATION - FORM 10-QA
Amended
Notes to Consolidated Financial Statements

1. The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1998, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and changes in cash flows for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-10 of Regulation S-X. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Corporation's 1998 Annual Report on Form 10-K.

Results reported for the three and nine-month period ended September 30, 1999 are being amended to reflect adjustments discovered during the fourth quarter of 1999 during the annual audit by our independent accounting firm.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I - Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Amended

CHANGES REQUIRING AMENDMENT

During the annual audit of the Corporation's financial statements our independent accounting firm made us aware of the need to restate earnings for the third quarter of 1999. The Corporation held an investment in stock of a company that was party to a merger in August 1999. Prior to the merger, the Corporation had recorded the excess of the market value of the stock over the original cost basis (net of tax) as "Accumulated Other Comprehensive Income." Accordingly, the excess of market value over cost was reflected in the financial statements as an increase in stockholders' equity, but not recorded as income. After the merger, we continued to carry the difference between our original cost and the market value of the acquiring company's stock as "Accumulated Other Comprehensive Income", with fluctuations in market value (net of tax) recorded as an adjustment to stockholders' equity. However, based on Emerging Issues Task Force Bulletin 91-5, "Nonmonetary Exchange of Cost Method Investments", we are required to recognize a realized gain for the difference between our original cost basis in the acquired company's stock and the market value of the acquiring company's stock that we received. The resulting increase in income for the three and nine-month period ended September 30, 1999 was $421,000 (net of tax). Net income for the nine-month period ended September 30, 1999 was originally reported as $7,967,000. The corrected net income for the nine-month period is $8,388,000. Income originally reported for the three-month period ended September 30, 1999 was $2,503,000 and the corrected net income for the three-month period is $2,924,000. This adjustment has no net effect on stockholders' equity.

The gain was recognized for book purposes only and has no immediate effect on federal income taxes. Taxes are deferred for federal income tax purposes until the stock is sold.

 EARNINGS OVERVIEW

Net income after tax amounted to $8,388,000 for the nine-month period ended September 30, 1999 and $2,924,000 for the third quarter of 1999. The comparable earnings for the same periods last year were respectively, $8,657,000 and $2,514,000.

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

Comprehensive Income, which includes the change in equity during the period arising from market value changes in the investment portfolio, amounted to ($5,609,000) for the nine-month period ended September 30, 1999 and $7,594,000 for the nine months ended September 30, 1998. The decrease in market value of the Available-for-Sale Securities is the result of market conditions caused by an increase in interest rates. Both will be discussed later.

NET INTEREST MARGIN

Net interest margin or net interest income is the difference between interest income earned on all interest-bearing assets and the interest expense paid on all interest-bearing liabilities.

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I - Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)

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

The strong deposit growth was accompanied by a heavy loan demand during the nine-month period. Average total loans for the respective nine-month periods ended September 30, 1999 and September 30, 1998 were $298,153,000 and $284,325,000 or an increase of 4.6 percent. For the comparable three-month periods ended September 30, 1999 and 1998 respectively, average total loans amounted to $305,912,000 and $286,332,000. For the year ended December 31, 1998 average total loans amounted to $285,276,000.

The growth in average deposits was also used to fund an increase in the average balance of the investment portfolio from $298,370,000 during the first nine months of 1998 to $339,860,000 during the same period in 1999. Average total investments for the quarterly periods were $362,234,000 and $297,840,000 in 1999 and 1998, respectively.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I - Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)

Table I  -  Analysis of Average Daily Balances and Rates
(In Thousands)


                                                            Rate of          Rate of          Rate of
                                                            Return/          Return/          Return/
                                                            Cost of          Cost of          Cost of
                                                            Funds            Funds            Funds
EARNING ASSETS                                     09/30/99    %    12/31/98    %    09/30/98    %
Available-for-Sale Securities:
   U. S. Treasury Securities                          2,509    6.02    2,516    6.00    2,517     6.01
Securities of Other U.S. Government Agencies
and                 Corporations                     92,727    6.88   68,512    7.07   73,357     7.22
   Mortgage Backed Securities                       119,309    6.58  121,466    6.58  117,156     6.52
   Obligations of States and Political               80,952    5.68   68,942    5.78   66,742     5.87
Subdivisions

   Stock                                             22,459    5.22   18,725    5.07   18,044     5.27
   Other Securities                                  18,312    6.87   13,960    6.88   12,975     7.04
-------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities           336,268    6.37  294,121    6.42  290,791     6.50
Held-to-Maturity Securities:
   U. S. Treasury Securities                            614    5.66      626    5.91      627     6.10
Securities of Other U. S.  Government Agencies
and Corporations                                        877    6.56      629    6.52      572     6.75
   Mortgage Backed Securities                           384    7.31      507    7.50      527     7.73
-------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities               1,875    6.42    1,762    6.58    1,726     6.83
Interest -bearing Due from Banks                        643    4.37      671    5.66      702     5.07
Federal Funds Sold                                    1,074    4.73    4,139    5.53    5,151     5.59
Loans:
   Real Estate Loans                                238,707    8.59  227,845    8.94  226,995     8.99
   Consumer                                          29,006   11.08   30,366   11.62   30,503    11.62
   Agricultural                                       1,957    9.97    2,219   10.05    2,308    10.15
   Commercial/Industrial                             19,076    8.52   17,698    9.16   17,503     9.31
   Other                                                698    7.66      707    7.78      705     7.69
   Political Subdivisions                             8,509    5.86    6,227    6.10    6,092     6.07
   Leases                                               200    8.69      214    9.35      219     9.29
    Total Loans                                     298,153    8.76  285,276    9.18  284,325     9.25
-------------------------------------------------------------------------------------------------------
    Total Earning Assets                            638,013    7.48  585,969    7.76  582,695     7.83
Cash                                                 14,034           12,694           12,498
Securities Valuation Reserve                         11,753           19,939           20,443
Allowance for Possible Loan Losses                  (5,043)          (4,822)          (4,825)
Other Assets                                          5,580            5,337            5,378
Bank Premises & Equipment                             7,767            6,985            6,858
-------------------------------------------------------------------------------------------------------
Total Assets                                        672,104          626,102          623,047
=======================================================================================================

INTEREST-BEARING LIABILITIES

Interest Checking                                    37,053    2.20   36,556    2.33   36,582     2.45
Money Market                                        129,009    4.23  115,143    4.42  112,996     4.56
Savings                                              46,751    2.48   45,207    2.48   45,290     2.48
Certificates of Deposit                             139,123    5.24  126,902    5.50  123,569     5.53
Individual Retirement Accounts                       76,272    5.10   76,557    5.42   77,324     5.55
Other Time Deposits                                   1,868    2.43    1,900    2.58    2,150     2.14
Federal Funds Purchased                               6,405    5.01    2,801    4.75    1,555     6.83
Other Borrowed Funds                                 90,011    5.25   76,040    5.67   80,647     5.67
-------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                  526,492    4.50  481,106    4.72  480,113     4.80
Demand Deposits                                      50,754           46,336           45,416
 Other Liabilities                                    6,752           10,663            9,758
-------------------------------------------------------------------------------------------------------
  Total Liabilities                                 583,998          538,105          535,287
Stockholders' Equity                                 80,361           74,810           74,231
Securities Valuation Reserve                          7,745           13,187           13,529
-------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity          672,104          626,102          623,047
=======================================================================================================
Interest Rate Spread                                           2.98             3.04              3.03

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I - Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)

TABLE II - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES
            IN INTEREST INCOME AND INTEREST EXPENSE

                                                            Periods Ended Sept. 30, 1999/1998

(In Thousands)                                               Change in  Change in   Total
                                                              Volume      Rate     Change

EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                          -         -         -
   Securities of Other U.S. Government Agencies and                 930      (63)       867
Corporations
   Mortgage Backed Securities                                       148      (76)        72
   Obligations of States and Political Subdivisions                 643     (120)       523
   Stock                                                            203       (7)       196
   Other Securities                                                 328      (60)       268
--------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                         2,252     (326)     1,926
Held-to-Maturity Securities:
   U. S. Treasury Securities                                        (1)       (1)       (2)
   Securities of Other U.S. Government Agencies and Corporations     17       (3)        14
   Mortgage Backed Securities                                       (9)         -       (9)
--------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                               7       (4)         3
Interest -bearing Due from Banks                                    (3)       (5)       (8)
Federal Funds Sold                                                (171)       (6)     (177)
Loans:
   Real Estate Loans                                                619     (522)        97
   Consumer                                                       (165)     (114)     (279)
   Agricultural                                                    (35)         7      (28)
   Commercial/Industrial                                          (284)       278       (6)
   Other                                                            (1)         -       (1)
   Political Subdivisions                                           103       (8)        95
   Leases                                                           (1)       (1)       (2)
--------------------------------------------------------------------------------------------
    Total Loans                                                     236     (360)     (124)
--------------------------------------------------------------------------------------------
Total Interest Income                                             2,321     (701)     1,620



INTEREST BEARING LIABILITIES
Interest Checking                                                     5      (56)      (51)
Money Market                                                        519     (286)       233
Savings                                                              25         1        26
Certificates of Deposit                                             651     (302)       349
Individual Retirement Accounts                                     (82)     (218)     (300)
Other Time Deposits                                                 (4)       (0)       (4)
Federal Funds Purchased                                             163       (9)       154
Other Borrowed Funds                                                246     (122)       124
--------------------------------------------------------------------------------------------
Total Interest Expense                                            1,523     (992)       531
--------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                 798       291     1,089
============================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I - Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)

RESERVE FOR POSSIBLE LOAN LOSSES

The Allowance for Possible Loan Losses is a reserve established by management and the Board of Directors, which they believe will absorb loan losses, based on management's assessment of the quality and volume of the loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.

The quarterly review process is performed by a loan quality committee consisting of the President, Chief Financial Officer, Executive Vice-Presidents in charge of loans and branch administration and monitored by the Corporation's Internal Auditor. The committee reviews the "Watch List" (a collection of loans that have had a history of delinquency, cash flow problems, etc.), past due reports, non-performing loans and historical information related to charge-offs and recoveries by loan category.

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

The second allocation method extracts loans by a quality rating system. The ratings are substandard, doubtful and loss. Regulatory guidelines are then applied: 15 percent of the substandard category, 50 percent of the doubtful category and 100 percent of the loss category loans. Since the allocation only encompasses about 4.0 percent of total loans and ignores the balance of the loan portfolio, management applies 0.05 percent to the remainder of the portfolio. Management feels that the additional allocation will provide added protection in an economic downturn with a resulting increase in unemployment.

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


CITIZENS & NORTHERN CORPORATION - FORM 10-QA

Amended
Part I -Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)


TABLE - III

Reserve for Possible Loan Losses


                                   Projected       Actual       Actual       Actual        Actual      Actual       Actual
                                   Dec. 31,      Sept. 30,     Dec. 31,     Dec. 31,      Dec. 31,    Dec. 31,     Dec 31,
                                     1999           1999         1998         1997          1996        1995         1994

Beginning Balance January 1,         $4,820,323   $4,820,323   $4,913,334    $4,775,960   $4,579,210  $4,228,741   $3,816,982

Provision Charged to Earnings           700,000      570,156      763,400       797,032      700,500     736,500      737,496

Year-to-Date Recoveries                 200,000      157,980      110,077       124,407      167,926     187,473      194,312

Year-to-Date Charge-offs              (600,000)    (408,081)    (966,488)     (784,065)    (671,676)   (573,504)    (520,049)

Ending Balance                       $5,120,323   $5,140,378   $4,820,323    $4,913,334   $4,775,960  $4,579,210   $4,228,741


TABLE - IV


 5 YEAR HISTORY OF LOAN LOSSES      Projected
(In Thousands)                         1999         1998         1997      1996        1995      1994       AVERAGE

 Gross Loans  *                        315,000     291,032    285,463     278,597     264,182   258,418        282,115
Net Charge offs                            400         856        386          504        387       326            477
Allowance for Possible Loan Losses       5,120       4,820      4,912        4,776      4,579     4,229          4,739
Balance
Provision for Loan Losses Charged          700         763        797          701        737       737            739
to Earnings
Earnings                                10,500      11,077     10,107        9,255      7,866     7,494          9,383
Earnings Coverage of Net Charge           25.3 x      12.9 x     26.2 x       18.4 x     20.3 X    23.0 x           21 x
offs
Allowance Coverage of Net Charge          12.8 x       5.6 x     12.7 x        9.5 x     11.8 X    13.0 x           11 x
offs
Loans Ninety Days or More Past Due
and Still Accruing                       1,241       1,628      1,986        2,994      2,915     2,743          2,362
Net Charge offs as a Percent of          57.1%      112.2% %     48.4 %       71.9 %     52.5 %    44.2 %         64.5 %
the Provision
Year-End Nonperforming Loans**           1,130       1,130      1,412          864        279       624            907
Allowance as a Percentage of Gross Loans: *
Bank   (1)                               1.63%       1.66% %     1.72 %       1.71 %     1.73 %    1.64 %         1.68 %
Peer Group  (2)                          1.55%       1.59% %     1.43 %       1.50 %     1.61 %    1.65 %         1.56 %



* Gross Loans less Unearned
Discount
 (1) Projected December 31, 1999
 (2) At June 30, 1999


TABLE  - V

Reserve Allocation-Historical  (In Thousands)


                                       Est.
        LOAN CLASSIFICATION            1999       1998         1997     1996      1995     1994   Average


Commercial,   Agriculture,            33,165     34,255    25,751     30,054    26,481   22,794    28,750 0.00408 X  33,165 = 235
Municipal & Other
Real Estate Loans                    248,122    225,853   220,358    215,123   201,350  195,634   217,740 0.00075 X  248,122 = 286
Credit Card & Related Plans            9,023      8,523     9,084      8,902     9,934    9,896     9,268 0.02244 X    9,023 = 253
All Other Loans to Individuals        24,690     22,402    30,270     24,518    26,417   30,094    26,740 0.00758 X   24,690 = 237
----------------------------------------------------------------------------------------------------------------------------------
Total Loans                         315,000    291,033   285,463    278,597   264,182  258,418   282,498 0.00237 X  315,000  1,011
Letter of Credit Commitments          5,500      5,400     5,012      5,106     2,633    4,415     4,513 0.00000 X   5,500 =   500
All Other Commitments
Consumer                             32,000     14,768    27,728     28,049    24,811   24,202    23,912 0.00781 X  32,000 =   250
Mortgage                             12,000     15,477    10,497      5,802     7,276    9,566     9,724 0.00064 X  12,000 =     8
Commercial                           13,000     17,366    13,045     10,825    10,201    9,901    12,268 0.00479 X  13,000 =    62
Impaired Loans                          800        290       274        113       228                                          800
Total allocated                                                                                                              2,631
Unallocated                                                                                                                  2,489
----------------------------------------------------------------------------------------------------------------------------------
Total Loans and Commitments and     378,300    344,334   342,019    328,492   309,331  306,502   332,914                     5,120
Reserve Balance
==================================================================================================================================

TABLE - VI
Reserve Allocation
At September 30, 1999


                                           Allocation              Total
                                           Percentage              Loans             Allocation
Substandard                                    15                  8,996,967          1,349,545
Doubtful                                       50                  2,102,894          1,051,447
Loss                                           100                    29,996             29,996
Fasb 114 Loans (Nonperforming)              Estimated              1,739,767            731,080
------------------------------------------------------------------------------------------------
Total Loans and Allocation                                        12,869,624          3,162,068
Remaining Loans                               0.005              298,475,235          1,492,376
Unallocated                                                                             485,946
------------------------------------------------------------------------------------------------
Reserve Balance                                                  311,344,859          5,140,390
================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I -Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)


TABLE - VII  COMPARISON OF NONINTEREST INCOME
 (In Thousands)


                                                                         Nine-Month Periods Ended September 30,
                                                                                                  $            %

                                                                       1999          1998       Change       Change


Service Charges on Deposit Accounts                                   $ 827         $ 775        $  52         6.71
Service Charges and Fees                                                206           212          (6)       (2.83)
Trust Department Income                                               1,096           952          144        15.13
Insurance Commissions, Fees and Premiums                                318           323          (5)       (1.55)
Fees Related to Credit Card Operation                                 2,328         2,208          120         5.43
Other Operating Income                                                   71            75          (4)       (5.33)
--------------------------------------------------------------------------------------------------------------------
Total Other Operating Income before Realized
  Gains on Securities, Net                                            4,846         4,545          301         6.62
Realized Gains on Securities, Net                                     1,847         2,849      (1,002)      (35.17)
--------------------------------------------------------------------------------------------------------------------
Total Other Income                                                   $6,693        $7,394       ($701)       (9.48)
====================================================================================================================

Total Other Operating Income Before Realized Gains on Securities increased $301,000 or 6.62 percent between the two periods. The two most significant contributors to the increase in Other Operating Income were the Trust and Credit Card Departments. Trust Department fees increased just over 15 percent when comparing the two nine-month periods. The increase is attributed to the growth in the number of trust accounts administered and the increase in market value of those accounts. Service Charges on Deposit Accounts also increased nearly 7 percent because of the strong deposit growth during the current period.

The increase in credit card fees can be attributed to an increase in merchant fees generated by higher card usage.

 Realized Gains on Securities for the current nine-month period were lower than those reported for the same period last year, however, the nine-month period ended September 30, 1998 included a realized gain in excess of $1,715,000 on the sale of a stock that had been held as collateral on a defaulted loan in the early 1900's. The stock had been carried on the books at a fair value of $1.00. Excluding this Transaction, realized gains would have increased $713,000 over last year.

The Corporation held stock in First Western Bancorp that was party to a merger with Sky Financial Group effective August 1, 1999. Accordingly, the Corporation must realize a gain on the difference between the original cost basis of First Western Bancorp and the market value of the new shares of Sky Financial Group as of the date of the announced merger.

The recognition of this gain is based on the Emerging Issues Task Force Bulletin 91-5. On the filing date of the original 10-Q the Corporation had erroneously overlooked the effects of EITF Bulletin 91-5 and was not made aware of the error until January 10, 2000. The net after tax gain amounted to $421,000. Accordingly, results for the Three-month and nine-month periods ended September 30, 1999 as originally reported were understated by $421,000.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)



                                                            Nine-Month Periods Ended September 30,
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

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I - Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)

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

Average Capital of the Corporation excluding Accumulated Other Comprehensive Income increased from $74,231,000 to $80,361,000 between the comparable nine-month periods, a growth rate of just over 8 percent. Accumulated Other Comprehensive Income (unrealized securities gains) has declined from an average of $13,529,000 for the nine months ended September 30, 1998 to an average for the current nine-month period of $7,745,000. The sharp decline in the market value of Available-for-Sale Securities is the result of rising interest rates during the past twelve months. Long-term interest rates have risen more than 150 basis points since the fall of 1998. At September 30, 1999 the market value of the Available-for-Sale Securities was ($2,075,000), net of tax, and at December 31, 1998 the net of tax amount was $11,922,000.

CITIZENS & NORTHERN CORPORATION - FORM 10-QA Amended
Part I - Financial Information Amended - (continued)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Amended - (continued)

The Retained Earnings and Accumulated Other Comprehensive Income were originally reported as $62,043,000 and ($1,654,000), respectively. After the application of EITF 91-5 the restated Retained Earnings and Accumulated Other Comprehensive Income were $62,464,000 and ($2,075,000), respectively.

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

Total capital of the Corporation (excluding Other Accumulated Comprehensive Income) at September 30, 1999, September 30, 1998 and December 31, 1998 was $83,227,000, restated, $77,349,000 and $78,645,000, respectively.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - QA
Amended

Part I - Financial Information  Amended - (continued)
Item 3. Interest Rate Risk and Market Risk  Amended

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

At the most recent meeting of the Asset and Liability Committee it was proposed that new prepayment assumptions be used due to the rise in interest rates during 1999. However, the new prepayment assumptions would probably drive the unrealized market loss limit above the 30 percent limitation. The Board of Directors was made aware of the possibility at the October 1999 meeting and it was decided if the limit was going to be exceeded, no action should be taken until a determination could be made on what direction the market will take in the next few months.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - QA Amended
Part I - Financial Information Amended - (continued)
Item 3. Interest Rate Risk and Market Risk  Amended - (continued)

                                                            Period Ended September 30, 2000
TABLE IX -Effect of Hypothetical Changes in Interest
Rates
NIM = Net Interest Margin
MVPE= Market Value of Portfolio Equity                          Plus 2%     Plus 2 %       Minus 2%      Minus 2%
(In Thousands)                                                Estimated    Estimated      Estimated     Estimated
                                                              Change in    Change in      Change in     Change in
                                            Expected
                                               NIM               NIM          NIM           NIM            NIM

INTEREST INCOME                                 $                 $            %             $              %
Investment Securities                         23,047          23,461        1.80         22,200           (3.68)
Interest-bearing Due From Banks                  536             731       36.38            340           (36.57)
Loan Income                                   27,257          28,373        4.09         24,849           (8.83)

------------------------------------------------------------------------------------------------------------------
Total Interest Income                         50,840          52,565        3.39         47,389           (6.79)
==================================================================================================================

INTEREST EXPENSE
Now Accounts and Regular Savings               2,121           2,507       18.20          1,734          (18.25)
Money Market Accounts                          6,423           8,884       38.32          3,962          (38.32)
All Other Deposits                            11,542          13,391       16.02          9,693          (16.02)

------------------------------------------------------------------------------------------------------------------
Total Deposits                                 20,086        24,782        23.38         15,389          (23.38)
Borrowed Funds                                  6,479         7,691        18.71          5,338          (17.61)

------------------------------------------------------------------------------------------------------------------
Total Interest Expense                         26,565        32,473        22.24         20,727          (21.98)

------------------------------------------------------------------------------------------------------------------
Net Interest Income                            24,275        20,092       -17.23         26,662             9.83

==================================================================================================================


Effect of Hypothetical Changes in Market
  Value of Portfolio Equity
(In Thousands)


                                                                             Plus 2%       Plus 2 %       Minus 2%      Minus 2%
                                                                           Estimated      Estimated      Estimated     Estimated
                                                              Change in    Change in      Change in      Change in
                                                   MVPE          MVPE         MVPE           MVPE          MVPE
                                                     $             $            %              $             %
Investment Portfolio                              366,690       342,532       (6.59)        389,331          6.17
Total Loans                                       304,733       294,032       (3.51)        309,777          1.66
Other Assets                                       32,562        32,562                      32,562
------------------------------------------------------------------------------------------------------------------
   Total Assets                                   703,985       669,126       (4.95)        731,670          3.93

Deposits                                          488,601       476,371       (2.50)        502,242          2.79

Borrowed Funds                                    134,759       133,055       (1.26)        136,556          1.33

Other Liabilities                                   5,572         5,572                       5,572

------------------------------------------------------------------------------------------------------------------
   Total Liabilities                              628,932       614,998       (2.22)        644,370          2.45

------------------------------------------------------------------------------------------------------------------
Net Change in Portfolio Equity                     75,053        54,128      (27.88)         87,300         16.32

==================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - QA Amended
Part I - Financial Information Amended - (continued)
Item 3. Interest Rate Risk and Market Risk  Amended - (continued)

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

Table X -  Equity Investments
Amended


                                                                                             Hypothetical     Hypothetical
                                                                                             10 % Decline     20 % Decline

                                                                                                  in               in

(In Thousands)                                                                 Fair             Market           Market
                                                              Cost             Value            value            value

At September 30, 1999

Banks and Bank Holding Companies                                  18,501            29,304          (2,930)          (5,861)

Federal Home Loan Bank and Other Restricted Securities             7,248             7,248            (725)          (1,450)

-----------------------------------------------------------------------------------------------------------------------------
Total                                                             25,749            36,552          (3,655)          (7,311)

=============================================================================================================================

At September 30, 1998

Banks and Bank Holding Companies                                  15,642            28,648          (2,865)          (5,730)

Federal Home Loan Bank and Other Restricted Securities             4,367             4,367            (437)            (873)

-----------------------------------------------------------------------------------------------------------------------------
Total                                                             20,009            33,015          (3,302)          (6,603)

============================================================================================================================

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

                         Citizens & Northern Corporation

JANUARY 21, 2000     By:
----------------        -------------------------------------------------
Date                    Craig G. Litchfield, Chairman, President and CEO

JANUARY 21, 2000     By:
----------------        -------------------------------------------------------
Date                    James W. Seipler, Executive Vice President and Treasurer