Form 10-K
period 1999-12-31
CITIZENS & NORTHERN CORP
filed 2000-03-31
CIK 810958

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999     Commission file number: 0-16084
--------------------------------------------    -------------------------------

                         CITIZENS & NORTHERN CORPORATION
             (Exact name of Registrant as specified in its charter)

PENNSYLVANIA                                      23-2451943
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

90-92 MAIN STREET,  WELLSBORO, PA          16901
(Address of principal executive offices)  (Zip code)

                                  570-724-3411

               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK Par Value $1.00

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                             Outstanding
Common Stock $1.00 par value                      5,205,266 shares March 1, 2000

The  Aggregate   Market  value  of  the   registrant's   common  stock  held  by
non-affiliates at

March 1, 2000:          $131,432,967. (a date within 60 days of the date hereof)
-------------           --------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrants Annual report to shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's definitive Proxy statement to be used in connection with the 1999 Annual Meeting of shareholders to be held April 18, 2000 is incorporated herein by reference in partial response to Part III.


Location in Form 10-K                          Incorporated Information
---------------------                          ------------------------

Part II

Item 5.     Market for Registrant's Common                   Page 45 of the Annual Report
            Stock and Related Stockholder Matters

Item 6.     Selected Financial Data                          Pages 46 and 47  of the Annual Report

Item 7.     Management's Discussion and Analysis             Pages 29 through 48  of the Annual
            of Financial Condition and Results               Report
            Of Operations

Item 7A.    Quantitative and Qualitative                     Pages 41  through 43  of the Annual
            Disclosures                                      Report
            About Market Risk

Item 8.     Financial Statements and                         Pages 7  through 10  and 45  through
            Supplementary Data                               48 of the  Annual Report

Part III

Item 10.    Directors and Executive Officers                 Pages 1  through 5 of the Proxy
            of the Registrant                                Statement


Item 11.    Executive Compensation                           Pages 6 through 9 of the Proxy
                                                             Statement

Item 12.    Security Ownership of Certain                    Pages 2 through 6 of the Proxy
            Beneficial Owners and Management                 Statement

Item 13.    Certain Relationships and Related                Page 24 of the Annual Report
            Transactions                                     Page 12 of the Proxy Statement

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

Investment Corporation

        Citizens & Northern Investment Corporation is chartered in the state of Delaware and is under the direct supervision of the Federal Reserve Board.

Bucktail Life Insurance Company

        The corporation is also the parent company of Bucktail Life Insurance Company. Bucktail Life Insurance Company is a credit life and accident and health insurance provider for credit facilities issued by Citizens & Northern Bank. The Insurance Company is incorporated in the state of Arizona and is supervised by the Arizona Department of Insurance.

ITEM 2.  PROPERTIES

       Information relating to the location of banking offices is located on page 50 of the Annual Report.

       There are no encumbrances against any of the properties owned by the Bank.

ITEM 3.  LEGAL PROCEEDINGS

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDERS MATTERS

        The information appearing in the Annual Report under the caption "Quarterly Share Data" on page 45 and the "Summary of Quarterly Financial Data" on page 47 is herein incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The "Five-Year Summary of Operations" on page 46 of the Annual Report is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information appearing in the Company's annual Report under the caption "Management's Discussion and Analysis of Financial Condition and results of Operations" on pages 29 through 48, is herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning market risk appears on pages 41 through 43 of the Annual Report and is herein incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

        The Consolidated Financial Statements ( and notes thereto) found on pages 7 through 26 and the Summary of Quarterly Financial Data presented on page 47 are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. The information appearing under the caption "Election of Directors" on pages 1 through 4 of the Corporation's Proxy Statement dated March 20, 2000, is herein incorporated by reference.

(b) Identification of Executive Officers. The information appearing under the caption "Corporation's and Bank's Executive Officers" on pages 5 and 6 of the Corporation's Proxy Statement dated March 20, 2000, is herein incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information appearing under the caption "Executive Compensation" on pages 7 through 9 of the Corporation's Proxy Statement dated March 20, 2000, is herein incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

        Information appearing under the caption "Election of Directors" on pages 2 and 3 and under the caption "Corporation's and Bank's Executive Officers" on pages 5 through 7 of the Corporation's proxy statement dated March 20, 2000, is herein incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information   appearing  in  note  13  to  the  Consolidated   Financial
Statements on page 24 in the Annual Report is herein incorporated by reference.

        Information appearing under the caption "Certain Transactions" on page 12 of the Corporation's Proxy statement dated March 20, 2000, is herein incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1).The following consolidated financial statements and reports are set forth in Item 8.


                                                                           Page
                                                                           ----

    Independent Auditors'Report                                             27


    Financial Statements:
         Consolidated Balance Sheet - December 31, 1999 and 1998             7
         Consolidated Statement of Income - Years Ended
             December 31, 1999, 1998, and 1997                               8
         Consolidated Statement of Changes in Stockholders' Equity -
             Years Ended December 31, 1999, 1998 and 1997                    9
         Consolidated Statement of Cash Flows - Years Ended
             December 31, 1999, 1998 and 1997                               10
         Notes to Consolidated Financial Statements                        11-26

     (2) Financial statement schedules are either omitted because inapplicable or included in the financial statements or related notes. Individual financial statements of Bucktail Life Insurance Company and Citizens & Northern Investment Corporation, consolidated subsidiaries, have been omitted, as neither the assets nor the income from continuing operations before tax exceeded ten percent of the consolidated totals.

     (3) Exhibits (numbered as in Item 601 of Regulation S-K)

                  2. Plan of Acquisition, Reorganization,
                     Arrangement Liquidation or Succession.     Not applicable

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

                 23. Consent of Independent Auditors               Page 12

                 24. Power of Attorney                          Not applicable

                 27. Financial Data Schedules                       None

                 28. Information from Reports Furnished
                     to State Insurance Regulatory
                     Authorities                                Not applicable

                99. Additional Exhibits

*    Omitted in the interest of brevity

     (b) No reports on form 8-K were filed during the quarter ended December 31, 1999.

     (c) Exhibits - The required exhibits are included under 14 (a) (3) of Form 10-K

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

                          CITIZENS & NORTHERN CORPORATION

Mar 24, 2000                 By: Craig G. Litchfield /s/
-------------                ---------------------------
    Date                         Craig G. Litchfield
                                 Chairman, President and Chief Executive Officer

March 24, 2000               By: James W. Seipler /s/
--------------               ------------------------
    Date                         Treasurer

BOARD OF DIRECTORS

  Dennis F Beardslee         /s/        Craig G Litchfield          /s/
--------------------------------       --------------------------------
      Dennis F. Beardslee                   Craig G Litchfield

 J Robert Bower              /s/        Lawrence F Mase             /s/
--------------------------------       --------------------------------
      J Robert Bower                        Lawrence F Mase

 R Robert DeCamp             /s/        Robert J Murphy             /s/
--------------------------------       --------------------------------
      R Robert DeCamp                       Robert J Murphy

 Adelbert E Eldridge         /s/        Edward H Owlett, III         /s/
--------------------------------       --------------------------------
      Adelbert E Eldridge                   Edward H Owlett, III

 R Bruce Haner               /s/        F David Pennypacker         /s/
--------------------------------       --------------------------------
     R Bruce Haner                          F David Pennypacker

 Susan E Hartley             /s/        Leonard Simpson             /s/
--------------------------------       --------------------------------
     Susan E Hartley                        Leonard Simpson

Karl W. Kroeck               /s/        Donald E Treat              /s/
--------------------------------       --------------------------------
     Karl W. Kroeck                         Donald E Treat

Edward L. Learn              /s/
--------------------------------
     Edward L. Learn

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

10. Page 29 of Registrant's Form S-4, Registration Statement dated March 27, 1987, is herein incorporated by reference.

13.       Annual Report to Shareholders

21.       List of Subsidiaries

23.       Consent of Parente Randolph, PC, Independent Auditors.

                  1999 Annual Report CEO Letter to Shareholders

To our shareholders:

Thanks to the support of our customers, employees and shareholders, Citizens & Northern has completed another record year. While the primary purpose of this letter is to review the accomplishments and achievements of 1999, the management, employees and directors of Citizens & Northern are intently focused on the future. We are at the beginning of a significant evolutionary change in the financial services industry. With the enactment of the Federal Financial Modernization Act in November 1999, banks are now provided entry into other financial service sectors that have been denied for decades. We intend to use the new regulatory freedom to offer a full range of financial services to meet our local customers' needs. We have the respect and trust of our customers and communities because we earn it every day.

We believe all banking is local and personal. As a community bank, Citizens & Northern Bank is committed to serving each of our customers as they wish to be served. For years, we have been the premier community bank in our market. In the future, we will be the premier financial service provider. Our vision for Citizens & Northern Bank is to be recognized by the people in our market area as the provider of all their financial services: banking, investment and asset management, retirement planning, estate planning, and insurance needs. We believe that our vision for the future is captured and projected in the following: "Professionals dedicated to meeting your lifetime financial needs, with a personal touch."(TM)

1999 Financial Highlights

Net income for 1999 set a new record of nearly $11.5 million. Most of the increase in Net Income is due to income from general operating activities. Securities Gains are substantially identical from 1998 to 1999. The net interest margin increased by over 4.7% and other operating income before realized securities gains, increased 5.9%. Our operating expenses have increased by nearly 7.6%, over $1.2 million. The boost in operating expenses is due to our desire to expand our opportunities for future business. Since mid-1998 we have added our first 12 twelve ATMs, opened the Mansfield office, added three trust officers to the Trust and Financial Services Division, and established our Internet Banking site. Each of these new endeavors adds to our expenses and creates current and future income prospects.

The Corporation's Assets increased by 9.22%. Investment Securities increased by nearly 9% and loans by 6.8%. Total Deposits and Repurchase Sweep balances increased by over 5.5%. Shareholder Equity before adjustment for Accumulated Other Comprehensive Income rose by over 8.5%. Accumulated Other Comprehensive Income expresses the net unrealized gain or loss of Investment Securities and is a reflection of the interest rate sensitivity of the investment portfolio. The substantial reduction in Accumulated Other Comprehensive Income from the end of 1998 to the end of 1999 occurred due to a significant rise in long-term interest rates.

Shareholder dividends declared for the 1999 year increased 10.77% from 1998, representing a nearly 41% pay out of Net Income. Since 1998, the market value of our stock has suffered, as have other regional bank stock prices. The last trade in 1999 was at a price of $27.25, which is down over 23% from the last trade price in 1998.

For a more detailed description of our financial performance, please read Management's Discussion and Analysis of Financial Condition and Results of Operations found later in this report.

Trust and Financial Services

With $320.4 million in Assets Under Management, our Trust and Financial Services Division continues to grow at a double-digit rate, 13.1% for 1999. Additionally, Trust Department Income also increased by13%. The excellent sales and business development efforts coupled with good investment returns are responsible for the increases.

With the addition of three more experienced financial services professionals, we anticipate substantial additional growth in this area. Our goal is to be the foremost provider of asset management, retirement planning and estate planning services in our market. We invite our shareholders to contact our Trust and Financial Services Division for a free consultation to show what we can do for you. Call 1-800-4TRUST4 to speak with one of our financial service professionals.

C&Now(R) Internet Banking - www.cnbankpa.com

Our Internet Banking System has been online since June 28th. As of the end of 1999, we had nearly 1,300 consumer users and over 100 commercial user of this cutting-edge service. We believe that the Internet provides another customer-convenient method for us to deliver our financial services. We will be adding to and enhancing our Internet presence for the years to come. Visit our web site at the above address and try one of our Internet Banking Demos.

C&Now(R) Visa Check Card

In October, we began offering our customers the C&Now(R) Visa Check Card as an alternative to their ATM card. The advantages of the Visa Check Card are that the card can be used as an ATM card and it can be used as a point-of-sale debit card for purchase with any merchant that accepts Visa, Plus, NYCE, MAC or The Exchange cards. The check card is a very popular new product.

Insurance Marketing and Sales

In January 2000, we formed a new corporate subsidiary of the bank, Citizens & Northern Financial Services Corporation. This new subsidiary will be licensed as an insurance agency, and will permit us to begin marketing insurance products. We believe that the sales of insurance products is a natural fit with banking services; and moves us closer to our vision of being a complete financial services provider. You will be hearing more about our initiative in coming months.

Technology

We continue to upgrade our management information systems to improve our ability to serve our customers better. Our mainframe was upgraded during the fourth quarter of 1999 to a new system that is 4 to 5 times faster. Our branch network system is being upgraded to provide more bandwidth for faster access. It came as no surprise to us that our staff of dedicated computer professionals handled the Y2K preparations in a very expert way. We are all thankful to them for their hard work.

New Branch Office Plans

We have just received regulatory approval to establish an new branch office in Muncy Creek Township less than 1 mile east of Muncy borough. At this writing, we are in the process of obtaining the necessary local permits and authorizations to build our seventeenth full service office. Eastern Lycoming County is a rapidly growing area, and we have existing relationships with many business located in the area. We believe that the area presents a terrific opportunity for us to deliver banking, trust and financial services. The location we have selected is less than an eighth of a mile from I-180 and on heavily traveled State Route 405. We hope to begin building in the spring and open before the end of summer.

Retirements

At the end of 1999, seven long time employees retired. Their years of service ran from 21 to 40 years for combined total years of service of 210 years. We will miss their daily contributions, but we wish them many happy and fulfilling years of retirement. Retiring from our Athens office are Sylvia Fay, Shirley Matthew, Keith Ferguson, Rita Fisk and Beverly Hill. Retiring from our Knoxville and Towanda offices are Barbara Mullican and Charmaine Stempel, respectively. Our thanks go to each of them for their hard work and commitment toward making Citizens & Northern Bank what it is today.

Commitment

 The employees, officers and directors of Citizens & Northern Bank and Citizens & Northern Corporation are dedicated to meeting the financial needs of our customers. It is that dedication, which will continue to build long term value for our shareholders. In the future, we will have many challenges and opportunities. We embrace the possibilities with open and willing arms. Thank you for your continuing support.

Consolidated Balance Sheet

(In Thousands Except Per Share Data)                                                              December 31,     December 31,
                                                                                                       1999           1998
ASSETS
Cash & Due From Banks:

     Noninterest-Bearing                                                                               $15,337          $15,428
     Interest-Bearing                                                                                    2,726              700
--------------------------------------------------------------------------------------------------------------------------------
       Total Cash and Cash Equivalents                                                                  18,063           16,128
Available-for-Sale Securities                                                                          358,929          329,275
Held-to-Maturity Securities
     (Estimated fair value of $1,830 and $1,931 in 1999 and 1998, Respectively)                          1,880            1,908
Loans, Net                                                                                             305,761          286,183
Bank Premises and Equipment, Net                                                                         7,992            7,416
Foreclosed Assets Held for Sale                                                                            310              652
Accrued Interest Receivable                                                                              5,066            4,109
Other Assets                                                                                             7,897              627
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                          $705,898         $646,298
================================================================================================================================
LIABILITIES
Deposits:

     Noninterest-Bearing                                                                               $67,200          $57,871
     Interest-Bearing                                                                                  433,274          418,647
--------------------------------------------------------------------------------------------------------------------------------
       Total Deposits                                                                                  500,474          476,518
Dividends Payable                                                                                        1,237            1,123
Short-Term Borrowings                                                                                   89,036           12,080
Long-Term Borrowings                                                                                    35,025           60,044
Accrued Interest and Other Liabilities                                                                   3,503            5,966
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                      629,275          555,731

STOCKHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share                                                                 5,272            5,220
  Authorized 10,000,000; Issued 5,272,239 and 5,220,038 in 1999 and 1998, Respectively
Stock Dividend Distributable                                                                             1,437            1,931
Paid in Capital                                                                                         17,355           15,468
Retained Earnings                                                                                       62,886           57,477
--------------------------------------------------------------------------------------------------------------------------------
   Total                                                                                                86,950           80,096
Accumulated Other Comprehensive Income                                                                 (8,884)           11,922
Less: Treasury Stock at Cost
   118,510 shares at December 31, 1999                                                                 (1,443)
   118,010 shares at December 31, 1998                                                                                  (1,451)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                              76,623           90,567
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                              $705,898         $646,298
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Income

(In Thousands Except Per Share Data)

                                                                                                 Years Ended December 31,
                                                                                            1999           1998           1997
   INTEREST INCOME

   Interest and Fees on Loans                                                          $     25,642  $      25,819  $      26,033
   Interest on Balances with Depository Institutions                                             30             37             54
   Interest on Loans to Political Subdivisions                                                  541            380            391
   Interest on Federal Funds Sold                                                                42            229            334
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                                                16,421         14,062         14,361
      Tax Exempt                                                                              4,534          3,982          3,595
      Dividends                                                                               1,205            950            874
----------------------------------------------------------------------------------------------------------------------------------
   Total Interest and Dividend Income                                                        48,415         45,459         45,642
----------------------------------------------------------------------------------------------------------------------------------
   INTEREST EXPENSE
   Interest on Deposits                                                                      19,053         18,252         18,292
   Interest on Short-Term Borrowings                                                          2,454            824            755
   Interest on Long-Term  Borrowings                                                          3,064          3,617          4,265
----------------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                                    24,571         22,693         23,312
----------------------------------------------------------------------------------------------------------------------------------
   Interest Margin                                                                           23,844         22,766         22,330

   Provision for Possible Loan Losses                                                           760            763            797
----------------------------------------------------------------------------------------------------------------------------------
   Interest Margin After Provision for Possible Loan Losses                                  23,084         22,003         21,533
----------------------------------------------------------------------------------------------------------------------------------
   OTHER INCOME

   Service Charges on Deposit Accounts                                                        1,113          1,039          1,076
   Service Charges and Fees                                                                     274            288            281
   Trust Department Income                                                                    1,456          1,288          1,004
   Insurance Commissions, Fees and Premiums                                                     438            405            462
   Fees Related to Credit Card Operation                                                      3,064          2,969          2,627
   Other Operating Income                                                                        99             94            384
----------------------------------------------------------------------------------------------------------------------------------
  Total Other Income Before Realized Gains on Securities, Net                                 6,444          6,083          5,834
   Realized Gains on Securities, Net                                                          3,043          3,001          1,001
----------------------------------------------------------------------------------------------------------------------------------
   Total Other Income                                                                         9,487          9,084          6,835
----------------------------------------------------------------------------------------------------------------------------------
   OTHER EXPENSES

   Salaries and Wages                                                                         6,926          6,621          5,975
   Pensions and Other Employee Benefits                                                       1,831          1,760          1,691
   Occupancy Expense, Net                                                                       896            827            726
   Furniture and Equipment Expense                                                            1,078            792            723
   Expenses related to Credit Card Operation                                                  2,597          2,732          2,395
   Pennsylvania Shares Tax                                                                      723            656            596
   Other Operating Expense                                                                    3,681          3,095          2,989
----------------------------------------------------------------------------------------------------------------------------------

   Total Other Expenses                                                                      17,732         16,483         15,095
----------------------------------------------------------------------------------------------------------------------------------
    Income Before Income Tax Provision                                                       14,839         14,604         13,273
   Income Tax Provision                                                                       3,354          3,527          3,166
----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                                11,485         11,077         10,107
==================================================================================================================================
   NET INCOME PER SHARE - BASIC                                                        $       2.21  $        2.13  $        1.94
==================================================================================================================================
   NET INCOME PER SHARE DILUTED                                                                2.20           2.12           1.94
==================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity
 (In Thousands Except Per Share Data)

Consolidated Statement of Changes in Stockholders'                                                        Accumulated
Equity
                                                 Common               Stock                             Other
(In Thousands Except Per Share Data)              Stock              Dividend   Paid In  Retained   Comprehensive  Treasury
                                       Shares             Amount  Distributable Capital  Earnings      Income       Stock     Total
                                       ------             ------  ------------- -------  --------      ------       -----     -----
Balance December 31, 1996               5,117              5,117        1,305   12,539    47,862           5,767    (997)   71,593
Comprehensive Income:
  Net Income                                                                              10,107                            10,107
  Unrealized Gain on Securities, Net of
  Reclassification Adjustment and Tax                                                                      7,568             7,568
Effects

------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                                  17,675
------------------------------------------------------------------------------------------------------------------------------------
Stock Dividend Issued                      51                 51       (1,305)   1,254
Cash Dividends Declared $.72 Per Share                                                    (3,744)                           (3,744)
Stock Dividend Declared, 1%                                             1,706             (1,706)
Shares Issued from Treasury Related to
   Exercise of Stock Options                                                         6                                 5        11
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997               5,168              5,168        1,706   13,799    52,519          13,335    (992)   85,535
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                                              11,077                            11,077
  Unrealized Loss on Securities, Net of
  Reclassification Adjustment and Tax                                                                             (1,413)   (1,413)
Effects

------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                                   9,664
------------------------------------------------------------------------------------------------------------------------------------
Stock Dividend Issued                      52                 52       (1,706)   1,654
Cash Dividends Declared $.80 Per Share                                                                    (4,188)           (4,188)
Stock Dividend Declared, 1%                                             1,931                             (1,931)
Shares Issued from Treasury Related to
   Exercise of Stock Options                                                        15                                 9        24
Shares Purchased for Treasury                                                                                       (468)     (468)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998               5,220             $5,220       $1,931  $15,468   $57,477         $11,922 ($1,451)   $90,567
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                                              11,485                             11,485
  Unrealized Loss on Securities, Net of
  Reclassification Adjustment and Tax                                                                    (20,806)           (20,806)
Effects

------------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                                   (9,321)
------------------------------------------------------------------------------------------------------------------------------------
Stock Dividend Issued                      52                 52       (1,931)   1,879
Cash Dividends Declared $.89 Per Share                                                    (4,639)                            (4,639)
Stock Dividend Declared, 1%                                             1,437             (1,437)
Shares Issued from Treasury Related to
   Exercise of Stock Options                                                         8                                 8        16
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999               5,272              5,272        1,437   17,355    62,886          (8,884) (1,443)  $76,623
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows

(In Thousands)


Years Ended December 31,
                                                                                                1999         1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                                $ 11,485     $ 11,077      $ 10,107
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
    Provision for Possible Loan Losses                                                          760           763           797
    Realized Gain on Securities, Net                                                         (3,043)       (3,001)       (1,001)
    (Gain) Loss  on Sale of Foreclosed Assets, Net                                               44           (26)           97
    Provision for Depreciation                                                                  971           806           723
    Accretion and Amortization                                                               (1,837)        (455)           773
    Deferred Income Tax                                                                         423            63            10
    Decrease (Increase) in Accrued Interest
       Receivable and Other Assets                                                           (2,282)          717           163
   ( Decrease) Increase in Accrued Interest Payable and
      Other Liabilities                                                                       2,003           653          (848)
--------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                                 8,524        10,597        10,821
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from the Maturity of Held-to-Maturity Securities                                     372           178           755
  Purchase of Held-to-Maturity Securities                                                      (354)         (498)         (781)
  Proceeds from Sales of Available-for-Sale Securities                                        30,027       83,888       134,157
  Proceeds from Maturities of Available-for-Sale Securities                                   33,436      127,670        64,768
  Purchase of Available-for-Sale Securities                                                 (119,753)    (232,922)     (186,798)
  Net Increase in Loans                                                                     (20,503)       (7,231)       (7,652)
  Purchase of Premises and Equipment                                                         (1,547)       (1,502)         (834)
  Sale of Foreclosed Assets                                                                     463           402           419
--------------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Investing Activities                                  (77,859)      (30,015)        4,034
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net Increase in Deposits                                                                   23,956        34,262        11,945
  Net Increase (Decrease) in Short-Term Borrowings                                           76,956        (2,920)      (13,850)

  Proceeds from Long-Term Borrowings                                                              -        34,400        10,074
  Repayments of Long-Term Borrowings                                                        (25,019)      (39,817)      (20,013)
  Proceeds from the Sale of Treasury Stock                                                       16            24            11
  Purchase of Treasury Stock                                                                      -         (468)             -
  Dividends Declared                                                                         (4,639)       (4,188)       (3,744)
--------------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used In) Financing Activities                                   71,270        21,293       (15,577)
--------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                             1,935         1,875          (722)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 16,128        14,253        14,975
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                      $18,063       $16,128      $ 14,253
================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Interest Paid                                                                             $24,006       $22,615       $22,380
================================================================================================================================
  Income Taxes Paid                                                                          $2,973       $ 3,172        $3,512
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens and Northern Corporation ("Corporation"), and its subsidiaries, Citizens & Northern Bank ("Bank"), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS - The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in Northcentral Pennsylvania. Lending activity includes commercial loans, mortgage loans, consumer installment loans, credit cards, lease financing as well as specialized instruments such as commercial letters-of-credit. Deposit services provided include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, internet banking, individual retirement accounts and certificates of deposit. The Corporation also offers non-insured Repo Sweep accounts and originates secondary market consumer mortgages.

The Corporation provides Trust Department services, including the administration of trusts and estates, retirement plans, and other employee benefit plans.

 The Corporation is subject to competition from other financial institutions. It is also subject to regulation by certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

USE OF ESTIMATES - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management relies on appraisals of its internal certified appraiser.

Management believes that the allowance for losses on loans and the valuation of foreclosed assets held for sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held for sale, changes in economic conditions may necessitate revisions of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and valuation of foreclosed assets held for sale. Such agencies may require the Corporation to recognize adjustments to allowances based on their judgments of information available to them at the time of their examination.

INVESTMENT SECURITIES - Investment securities are accounted for as follows:

HELD-TO-MATURITY SECURITIES - includes debt securities that the Corporation has the positive intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts, computed using a method approximating the level-yield basis.

AVAILABLE-FOR-SALE SECURITIES - includes debt securities not classified as held-to-maturity and both restricted and unrestricted equity securities. Such securities, except for restricted equity securities, are reported at fair value, with unrealized gains and losses excluded from earnings and reported, separately through accumulated other comprehensive income, net of tax. The restricted equity securities consist primarily of Federal Home Loan Bank stock, which are carried at cost and evaluated for impairment. Amortization of premiums and accretion of discounts on available-for-sale securities are recorded using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments.

Realized gains and losses on the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security.

The fair values of the majority of the Corporation's investments are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. The carrying values of restricted equity securities approximate fair values.

LOANS AND LEASE FINANCE RECEIVABLES ("LOANS") - Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Loans are placed on nonaccrual status when, in the opinion of management, collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest income is generally not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Repair and maintenance expenditures, which extend the useful life of an asset, are capitalized and other repair expenditures are expensed as incurred.

When premises or equipment are retired or sold the remaining cost and accumulated depreciation are removed from the account and any gain or loss is credited or charged to income. Depreciation expense is computed using the straight-line method.

FORECLOSED ASSETS HELD FOR SALE - Foreclosed assets held for sale consist of real estate acquired by foreclosure and are carried at the lower of fair value minus estimated cost to sell or cost. The book value of foreclosed assets held for sale at December 31, 1999 and December 31, 1998 was $310,000 and $652,000, respectively. Foreclosed assets held for sale amounting to $165,000, $798,000 and $163,000 were acquired from the foreclosure of real estate loans during 1999, 1998 and 1997, respectively.

INCOME TAXES - Provisions for deferred income taxes are made as a result of temporary differences in financial and income tax methods of accounting. These differences relate principally to provisions for possible loan losses, amortization of loan origination fees and costs, pension expense, depreciation of bank premises and equipment, and postretirement benefits.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

CASH FLOWS - The Corporation utilizes the net reporting of cash receipts and cash payments for certain deposit and lending activities. The Corporation considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statement of cash flows.

TRUST ASSETS AND INCOME - Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the financial statements since such items are not assets of the Corporation. Trust income is recorded on a cash basis, which is not materially different from the accrual basis.

RECLASSIFICATION - Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

2. COMPREHENSIVE INCOME

Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income." Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Corporation's net income or stockholders' equity. As required by SFAS No. 130, the consolidated financial statements for 1997 have been reclassified to reflect application of this pronouncement.

The components of other comprehensive income and the related tax effects are as follows:

                                                             Years Ended December 31,
(In Thousands)
                                                      1999            1998             1997
Unrealized holding gains (losses) on
     available-for-sale securities                 $ (28,481)          $860        $12,468
Less: Reclassification adjustment for

     gains realized in income                         (3,043)        (3,001)        (1,001)
                                              -----------------------------------------------
Net unrealized gains (losses)                        (31,524)        (2,141)        11,467
Tax effect                                            10,718            728         (3,899)
                                              -----------------------------------------------
Net-of-tax amount                                   $(20,806)      $ (1,413)       $ 7,568
                                              ===============================================


3. PER SHARE DATA

Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflect the retroactive effect of stock dividends declared in the fourth quarter of each year presented, payable in the first quarter of the following year. The following data show the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options. The dilutive effect of stock options is computed as the weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.

                                                                    Weighted-
                                                                    Average      Earnings
                                                        Net          Common           Per
                                                     Income          Shares         Share
1999

Earnings per share - basic                      $11,485,000       5,205,140         $2.21
Dilutive effect of stock options                                      5,809
------------------------------------------------------------------------------------------
Earnings per share - diluted                    $11,485,000       5,210,949         $2.20
------------------------------------------------------------------------------------------

1998

Earnings per share - basic                      $11,077,000       5,209,640         $2.13
Dilutive effect of stock options                                      9,604
------------------------------------------------------------------------------------------
Earnings per share - diluted                    $11,077,000       5,219,244         $2.12
------------------------------------------------------------------------------------------

1997

Earnings per share - basic                      $10,107,000       5,215,775         $1.94
Dilutive effect of stock options                                      4,850
------------------------------------------------------------------------------------------
Earnings per share - diluted                    $10,107,000       5,220,625         $1.94
------------------------------------------------------------------------------------------

4. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 1999 ranged from $1,078,000 to $6,546,000. For 1998, these balances ranged from $4,467,000 to $5,679,000. Average daily cash balances with the Federal Reserve Bank required to cover services provided to the Bank ranged from $25,000 to $425,000 during 1999 and amounted to $425,000 throughout 1998. Total balances restricted at December 31, 1999 and December 31, 1998 were $1,695,000 and $5,744,000, respectively.

Deposits  with  one  financial  institution  are  insured  up to  $100,000.  The
Corporation   maintains  cash  and  cash  equivalents  with  certain   financial
institutions in excess of the insured amount.

5.  SECURITIES

Amortized cost and the fair value of securities at December 31, 1999, 1998 and 1997 are summarized as follows:

                                                                     December 31, 1999
                                                                    Gross           Gross
                                                                 Unrealized      Unrealized
                                                  Amortized        Holding         Holding          Fair
 (In Thousands)                                      Cost           Gains          Losses           Value

AVAILABLE-FOR-SALE SECURITES:
 Obligations of the U.S. Treasury                      $ 2,514       $   -            $   (16)        $  2,498
 Obligations of Other U.S. Government Agencies         128,494           -            (11,803)         116,691
 Obligations of States and Political                    81,219             571         (5,042)          76,748
Subdivisions

 Other Securities                                       22,829             140         (1,262)          21,707
 Mortgage-backed Securities                            111,605             396         (4,185)         107,816
---------------------------------------------------------------------------------------------------------------
 Total Debt Securities                                 346,661           1,107        (22,308)         325,460
 Marketable Equity Securities                           25,730           8,921         (1,182)          33,469
---------------------------------------------------------------------------------------------------------------
 Total                                                $372,391         $10,028       $(23,490)        $358,929
===============================================================================================================
 HELD-TO-MATURITY SECURITIES:
 Obligations of the U.S. Treasury                        $ 617       $   -           $     (8)        $    609
 Obligations of Other U.S. Government Agencies             949           -                (39)             910
 Mortgage-backed Securities                                314               4             (7)             311
---------------------------------------------------------------------------------------------------------------
 Total                                                 $ 1,880       $       4       $    (54)         $ 1,830
===============================================================================================================


                                                                     December 31, 1998
(In Thousands)                                                           Gross           Gross
                                                                    Unrealized      Unrealized
                                                     Amortized         Holding         Holding            Fair
                                                          Cost           Gains          Losses           Value

AVAILABLE-FOR-SALE SECURITIES:
 Obligations of the U.S. Treasury                      $ 2,512           $  44          $ -            $ 2,556
 Obligations of Other U.S. Government Agencies          61,998             237           (394)          61,841
 Obligations of States and Political                    78,434           3,167           (178)          81,423
Subdivisions

 Other Securities                                       16,713              92           (338)          16,467
 Mortgage-backed Securities                            130,189           1,043           (186)         131,046
---------------------------------------------------------------------------------------------------------------
 Total Debt Securities                                 289,846           4,583         (1,096)         293,333
 Marketable Equity Securities                           21,365          14,788           (211)          35,942
---------------------------------------------------------------------------------------------------------------
 Total                                                $311,211         $19,371       $ (1,307)        $329,275
===============================================================================================================
 HELD-TO-MATURITY SECURITIES:
 Obligations of the U.S. Treasury                        $ 630             $ 4                           $ 634
                                                                                     $      -
 Obligations of Other U.S. Government Agencies             849               4             (1)             852
 Mortgage-backed Securities                                429              19             (3)             445
---------------------------------------------------------------------------------------------------------------
 Total                                                  $1,908             $27          $  (4)         $ 1,931
===============================================================================================================

                                                                       December 31, 1997
(In Thousands)                                                           Gross           Gross
                                                                    Unrealized      Unrealized
                                                     Amortized         Holding         Holding            Fair
                                                          Cost           Gains          Losses           Value

AVAILABLE-FOR-SALE SECURITIES:
 Obligations of the U.S. Treasury                      $ 2,520           $  18                        $  2,538
                                                                                     $     -
 Obligations of Other U.S. Government Agencies          74,188             312            (51)          74,449
 Obligations of States and Political                    62,009           2,606             (1)          64,614
Subdivisions

 Other Securities                                        3,851              29           (107)           3,773
 Mortgage-backed Securities                            127,664           1,585            (59)         129,190
---------------------------------------------------------------------------------------------------------------
 Total Debt Securities                                 270,232           4,550           (218)         274,564
 Marketable Equity Securities                           16,149          15,875             (1)          32,023
---------------------------------------------------------------------------------------------------------------
 Total                                                $286,381        $ 20,425         $ (219)        $306,587
===============================================================================================================
 HELD-TO-MATURITY SECURITIES:
 Obligations of the U.S. Treasury                        $ 632           $   -         $   (2)        $    630
 Obligations of Other U.S. Government Agencies             350               8              -              358
 Mortgage-backed Securities                                615              28             (8)             635
---------------------------------------------------------------------------------------------------------------
 Total                                                  $1,597            $ 36         $   (10)       $  1,623
===============================================================================================================

 The amortized cost and fair value of investment debt securities at December 31, 1999 follow. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities have been estimated based on the contractual maturity.

                                                                                   December 31, 1999
 (In Thousands)                                                                 Amortized       Fair
                                                                                   Cost        Value
AVAILABLE-FOR-SALE SECURITIES:
 Due in one year or less                                                             $  750       $  757
 Due after one year through five years                                               11,525       11,653
 Due after five through ten years                                                    20,892       20,623
 Due after ten years                                                                313,494      292,427
---------------------------------------------------------------------------------------------------------
 Total                                                                             $346,661     $325,460
=========================================================================================================
 HELD-TO-MATURITY SECURITIES:
 Due in one year or less
                                                                                     $    -       $    -
 Due after one year through five years                                                1,023        1,006
 Due after five through ten years                                                       767          737
 Due after ten years                                                                     90           87
---------------------------------------------------------------------------------------------------------
 Total                                                                               $1,880       $1,830
=========================================================================================================

The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 1999:

                                             Within           One - Five        Five - Ten          After Ten
                                            One Year   Yield    Years    Yield    Years   Yield    Years    Yield    Total   Yield

AVAILABLE-FOR-SALE SECURITIES:
 Obligations of the U.S. Treasury              $  -        -     $ 2,514   5.76   $   -       -    $    -       -   $  2,514  5.76
 Obligations of Other U.S.                        -        -         -        -       -       -         -       -       -       -
     Government Agencies                          -        -         -        -    16,984   7.61    111,510   6.94   128,494  7.03
 Obligations of States and                        -        -         -        -       -       -         -       -       -
     Political Subdivisions                      $750    7.04      3,436   6.29     2,926   6.45     74,107   5.42    81,219  5.51
 Other Securities                                 -        -       1,000   9.25       550   8.75     21,279   7.36    22,829  7.47
 Mortgage-backed Securities                       -        -       4,575   7.45       432   7.48    106,598   6.81   111,605  6.84
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                           $750    7.04    $11,525   6.89   $20,892   7.48   $313,494   6.56  $346,661  6.63
===================================================================================================================================
 HELD-TO-MATURITY SECURITIES
 Obligations of the U.S. Treasury                                  $ 617   5.60    $ -       -      $  -        -      $ 617  5.60
 Obligations of Other U.S.                     $ -        -        -        -        -       -         -        -         -      -
     Government Agencies                                             400   6.32       549   6.59       -      0.00       949  6.48
 Mortgage-backed Securities                      -        -            6   9.20       218   7.31         90   6.41       314  7.09
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                         $ -        -       $1,023   5.90     $ 767   6.80       $ 90   6.41    $1,880  6.29
===================================================================================================================================

Investment securities carried at approximately $50,755,000 and $57,424,000 at December 31, 1999 and 1998, respectively, were pledged as collateral for public deposits, trusts and certain other deposits as provided by law.

In 1999, gross realized gains from the sale of available-for-sale securities were $3,186,000 and gross realized losses were $143,000. Gross realized gains from the sale of available-for-sale securities in 1998 were $3,423,000, while gross realized losses for that year were $422,000. In 1997, gross realized gains from the sale of available-for-sale securities amounted to $2,883,000 and gross realized losses were $1,882,000. The income tax provision applicable to net realized gains amounted to $1,035,000, $1,020,000 and $340,000, for 1999, 1998
and 1997, respectively.

6.  NET LOANS AND LEASE FINANCE RECEIVABLES

Major categories of loans and leases included in the loan portfolio are summarized as follows:

                                                                                          At December 31,
(In Thousands)                                                                               % of                       % of
                                                                                1999        Total          1998        Total

 Real Estate - Construction                                                 $    649        0.21%       $ 1,004        0.35%
 Real Estate - Mortgage                                                      247,604       79.64%       230,815       79.30%
 Consumer                                                                     29,140        9.37%        30,924       10.63%
 Agriculture                                                                   1,899        0.61%         1,930        0.66%
 Commercial                                                                   18,050        5.80%        17,630        6.06%
 Other                                                                         1,025        0.33%         1,062        0.37%
 Political Subdivisions                                                       12,332        3.97%         7,449        2.56%
 Lease Receivables                                                               222        0.07%           218        0.07%
-----------------------------------------------------------------------------------------------------------------------------
 Total                                                                       310,921      100.00%       291,032      100.00%
 Less Unearned Discount                                                          (29)                       (29)
-----------------------------------------------------------------------------------------------------------------------------
                                                                             310,892                    291,003
 Less Allowance for Possible Loan Losses                                     (5,131)                    (4,820)
-----------------------------------------------------------------------------------------------------------------------------
 Net Loans and Lease Finance Receivables                                    $305,761                   $286,183
=============================================================================================================================

At December 31, 1999 and 1998, net unamortized loan fees and costs of $1,761,000 and $1,875,000, respectively, have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceeds 10% of total loans at December 31, 1999.

The Corporation grants commercial, residential and personal loans to customers primarily in Tioga, Bradford, Sullivan and Lycoming counties. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent on the local economic conditions within the region.

                           Loan Maturity Distribution

                                                                            December 31, 1999
                                                                                     Over One
                                                                                     Year but            After
(In Thousands)                                                        One Year      Less than             Five
                                                                       Or Less     Five Years            Years          Total

 Real Estate - Construction                                            $   649        $ -             $ -            $    649
 Real Estate - Mortgage                                                 64,704         65,504          117,396        247,604
 Consumer                                                               10,731         13,244            5,165         29,140
 Agriculture                                                               724          1,069              106          1,899
 Commercial                                                              9,241          6,101            2,708         18,050
 Other                                                                     243            283              499          1,025
 Political Subdivisions                                                    692          2,919            8,721         12,332
 Lease Receivables                                                          21             83              118            222
------------------------------------------------------------------------------------------------------------------------------
 Total                                                                 $87,005        $89,203         $134,713       $310,921
==============================================================================================================================


Loans in the preceding table with maturities over one year but less than five years and over five years are all fixed rate loans. All loans due on demand or at a variable rate are shown as one year or less.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,956,000 at December 31, 1999 and $1,135,000 at December 31, 1998. Interest
income on such loans is recorded only as received.

Loans on which the original terms have been restructured totaled $143,000 and $156,000 at December 31, 1999 and December 31, 1998, respectively. None of the loans on which the original terms were changed were past due at December 31, 1999

Loans which were more than 90 days past due and still accruing interest at December 31, 1999 and December 31, 1998 totaled $1,797,000 and $1,628,000, respectively.

Transactions in the allowance for possible loan losses were as follows:

                                                                                         Years Ended December 31,
(In Thousands)                                                                            1999            1998      1997

 Balance at Beginning of Year                                                           $4,820          $4,913         $4,776
     Provision Charged to Operations                                                       760             763            797
     Loans Charged Off                                                                    (630)           (966)          (784)
     Recoveries                                                                            181             110            124
------------------------------------------------------------------------------------------------------------------------------
 Balance at End of Year                                                                 $5,131          $4,820         $4,913
==============================================================================================================================

Information related to impaired loans as of December 31, 1999 and 1998 is as follows:

(In Thousands)                                           1999           1998

Balance of impaired loans                              $1,956         $1,135
                                              ===============================

Specific allowance related to impaired                   $956           $290

Loans

The average balance of impaired loans amounted to $1,582,000, $1,397,000 and $1,208,000 for 1999, 1998 and 1997, respectively.

The following is a summary of cash receipts on impaired loans and how they were applied.

(In Thousands)                                                            1999            1998            1997

Cash receipts applied to reduce principal balance                         $233            $154            $ 79
Cash receipts recognized as interest income                                 35              67              86
---------------------------------------------------------------------------------------------------------------
Total cash receipts                                                       $268            $221            $165
===============================================================================================================

7.  BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

                                                                                                  December 31,
(In Thousands)                                                                                1999            1998

 Land                                                                                      $   559         $   497
 Buildings and Improvements                                                                  9,562           9,300
 Furniture and Equipment                                                                     6,623           5,430
-------------------------------------------------------------------------------------------------------------------
 Total                                                                                      16,744          15,227
 Less Accumulated Depreciation                                                               8,752           7,811
-------------------------------------------------------------------------------------------------------------------
 Net                                                                                       $ 7,992         $ 7,416
===================================================================================================================

Depreciation expense included in occupancy expense and furniture and equipment expense was comprised of the following:

                                                                                                      Years Ended December 31,
(In Thousands)                                                                                  1999        1998           1997

 Building and Improvements                                                                      $362        $340           $296
 Furniture and Equipment                                                                         609         466            427
--------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                          $971        $806           $723
================================================================================================================================

8.  DEPOSITS

The following table reflects time deposits included in total deposits and their remaining maturities.

                                                                December, 31, 1999
(In Thousands)                                    2000        2001        2002        2003        2004   Thereafter          Total

 Certificates of Deposit                      $ 90,867     $33,564      $9,058      $6,815      $2,765        $  63       $143,132
     Yield                                        5.20%       5.54%       5.71%       5.53%       5.26%        5.60%          5.33%
  Individual Retirement Accounts                47,218      30,416         -           -           -           -            77,634
     Yield                                        6.03%       6.03%         -            -          -           -             6.03%
-----------------------------------------------------------------------------------------------------------------------------------
          Total time deposits                 $138,085     $63,980      $9,058      $6,815      $2,765        $  63       $220,766
-----------------------------------------------------------------------------------------------------------------------------------
                 Yield                            5.46%       5.74%       5.71%       5.53%       5.26%        5.60%          5.55%
===================================================================================================================================


                                                                   December 31, 1998
(In Thousands)                                  1999        2000        2001          2002        2003  Thereafter           Total

 Certificates of Deposit                     $ 80,445     $33,422      $12,240      $6,369      $4,983          $16       $137,475
     Yield                                      5.17%       5.76%        5.82%       5.88%       5.67%        4.90%          5.42%
 Individual Retirement Accounts                51,000      25,977         -            -          -             -            76,977
     Yield                                      5.00%       5.00%         -            -          -             -            5.00%
-----------------------------------------------------------------------------------------------------------------------------------
           Total time deposits               $131,445     $59,399      $12,240      $6,369      $4,983          $16       $214,452
-----------------------------------------------------------------------------------------------------------------------------------
                  Yield                         5.10%       5.43%        5.82%       5.88%       5.67%        4.90%          5.27%
===================================================================================================================================


Included in interest-bearing deposits are time deposits issued in the amount of $100,000 or more. These certificates and their remaining maturities are as follows:

                                                           At December 31, 1999
(In Thousands)                              2000        2001        2002         2003        2004        Total

 Certificates of Deposit                 $23,244      $4,265      $1,316       $1,101        $100      $30,026
     Yield                                 5.47%       5.64%       6.02%        5.61%       5.25%        5.52%
Individual Retirement Accounts             6,819       2,820          -           -            -         9,639
     Yield                                 6.03%       6.03%          -           -            -         6.03%
---------------------------------------------------------------------------------------------------------------
Total time deposits                      $30,063      $7,085      $1,316       $1,101        $100      $39,665
---------------------------------------------------------------------------------------------------------------
     Yield                                 5.60%       5.80%       6.02%        5.61%       5.25%        5.65%
===============================================================================================================

                                                               At December 31, 1998
(In Thousands)                              1999         2000        2001        2002        2003        Total

 Certificates of Deposit                 $13,141      $11,390      $1,228      $1,066        $852      $27,677
     Yield                                 5.32%        5.70%       5.96%       6.13%       5.75%        5.55%
 Individual Retirement Accounts            5,634        3,902      -           -            -            9,536
     Yield                                 5.00%        5.00%      -           -            -            5.00%
---------------------------------------------------------------------------------------------------------------
Total                                    $18,775      $15,292      $1,228      $1,066        $852      $37,213
---------------------------------------------------------------------------------------------------------------
     Yield                                 5.22%        5.52%       5.96%       6.13%       5.75%        5.41%
===============================================================================================================


The interest paid on deposits of $100,000 or more amounted to $1,760,000, $1,047,000 and $898,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.  BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)                                                                       At December 31,
                                                                                  1999             1998
     Federal Funds Purchased (a)                                               $  -             $  -
     Flexline(b)                                                                  -                -
     Federal Home Loan Bank Borrowings (c)                                      58,000           10,000
     Customer Repurchase Agreements (d)                                          4,705            2,080
     Repurchase Agreements (e)                                                  26,331              -
--------------------------------------------------------------------------------------------------------
          Total Short-Term Borrowings                                          $89,036          $12,080
========================================================================================================


(a)  Federal  Funds  Purchased   generally  represent  overnight  federal  funds
borrowings from correspondent banks. The maximum month-end amount of such borrowing in 1999, 1998 and 1997 was $14,500,000, $2,000,000 and $10,000,000,
respectively. The average amount of such borrowings was $6,085,000, $2,801,000 and $663,000 in 1999, 1998 and 1997, respectively, and the weighted average interest rates were 4.91% in 1999, 4.75% in 1998 and 4.98% in 1997.

(b) Flexline is a line of credit with the Federal Home Loan Bank of Pittsburgh used overnight. The line was discontinued on December 31, 1998. The weighted average interest rate for 1998 and 1997 was 4.75% and 4.98%, respectively. The maximum outstanding balance was $16,500,000 in 1998 and $20,000,000 in 1997.

(c) Federal Home Loan Bank loans included in Short-Term Borrowings are as follows:

                                                              At December 31,
(In Thousands)                                                1999      1998

  Fixed Rate 5.75% maturing February 14, 2000                  $10,000    $  -
  Fixed Rate 5.72% maturing February 26, 2000                    5,000       -
  Fixed Rate 6.14% maturing March 20, 2000                      10,000       -
  Fixed Rate 6.12% maturing April 21, 2000                      10,000       -
  Fixed Rate 6.08% maturing June 7, 2000                        10,000       -
  Fixed Rate 5.91% maturing August 26, 2000                      5,000       -
  Variable Rate 5.825% maturing December 22, 2004, callable      5,000       -
        In 2000
  Variable rate Open Repo Plus maturing overnight                3,000    10,000
--------------------------------------------------------------------------------
          Total Short-Term Federal Home Loan Bank Borrowings   $58,000   $10,000
================================================================================

Collateral for Federal Home Loan Bank loans is described below under long-term borrowings.

d) Customer repurchase agreements included in Short-Term Borrowings amounted to $4,705,000 as of December 31, 1999 and $2,080,000 at December 31, 1998. These
repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $4,705,000 at December 31, 1999 and $2,080,000 at December 31, 1998.

(e) Repurchase Agreements included in Short-Term borrowings are as follows:
                                                        At December 31,
(In Thousands)                                           1999       1998

     Fixed Rate 5.18% maturing March 31, 2000            $16,881     $ -
     Fixed Rate 5.50% maturing June 19, 2000               9,450       -
-------------------------------------------------------------------------
          Total Repurchase Agreements                    $26,331     $ -
=========================================================================


LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)                                             At December 31,
                                                         1999             1998

     Federal Home Loan Bank Borrowings (f)            $25,625          $35,644
     Repurchase Agreements (g)                          9,400           24,400
-------------------------------------------------------------------------------
          Total Long Term Borrowings                  $35,025          $60,044
===============================================================================

(f) Federal Home Loan Bank Loans included in Long-Term Borrowings are as follows:

(In Thousands)                                                              At December 31,
                                                                          1999            1998

Variable rate at 4.74%, maturing October 26, 2000                      $ 5,000         $ 5,000
Variable rate at 5.60%, maturing July 11, 2002                          10,000          10,000
Variable rate at 5.19%, maturing July 22, 2003                              -           10,000
Variable rate at 4.32%, maturing October 20, 2003                       10,000          10,000
Fixed rate at 6.86%, maturing December 30, 2016                            555             571
Fixed rate at 6.83%, maturing June 5, 2017                                  70              73
-----------------------------------------------------------------------------------------------
       Total Federal Home Loan Bank Borrowings                         $25,625         $35,644
===============================================================================================

All Federal Home Loan Bank loans are collateralized by Federal Home Loan Bank Stock, mortgage-backed securities and first mortgage loans with a book value totaling $292,759,000 at December 31, 1999.

(g) Repurchase Agreements included in Long-Term Borrowings are as follows:

(In Thousands)                                                                               At December 31,
                                                                                             1999      1998
Morgan Stanley fixed rate at 5.68% maturing January 30, 2000                               $9,400   $ 9,400
Morgan Stanley fixed rate at 5.57% maturing December 18, 2001                                  -     15,000
------------------------------------------------------------------------------------------------------------
      Total Repurchase Agreements                                                          $9,400   $24,400
============================================================================================================

Securities sold under repurchase agreements were delivered to the broker-dealers who arrange the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The respective carrying value of the underlying securities at December 31, 1999 and 1998 was $32,512,000 and $25,967,000. Average daily repurchase agreement borrowings for the years ended December 31, 1999, 1998, and 1997 amounted to $46,059,000, $28,967,000 and $37,481,000, respectively. The weighted average interest rate on repurchase agreements for 1999, 1998 and 1997 was 5.70%, 5.40% and 5.77%, respectively. During 1999, 1998 and 1997 the maximum outstanding borrowings were $53,731,000, $39,200,000 and $44,650,000.

10. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Changes in assumptions can significantly affect the estimates. Estimated fair values have been determined by the Corporation using historical data, and an estimation methodology suitable for each category of financial instruments. The method for determining the estimated fair value of the Corporation's investment securities is described in Note 1. The Corporation's fair value estimates, methods and assumptions are set forth below for the Corporation's other financial instruments.

CASH AND DUE FROM BANKS - The carrying amounts for cash and due from banks reported in the consolidated balance sheet approximates these assets' fair values.

LOANS - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans, except residential mortgage and credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity is based on the Corporation's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates based on historical experience. For credit card loans, cash flows and maturities are estimated based on contractual interest rates and historical experience. Fair value of nonperforming loans is based on recent appraisals or estimates prepared by the Corporation's lending officers.

The following tables present information on loans.

                                                                              December 31, 1999
(In Thousands)                                                   Book         Current        Discount           Fair
                                                                Value           Yield        Rate (1)          Value
 Real Estate:
     Real Estate Fixed                                       $201,246            8.71            8.75       $201,229
     Real Estate Variable                                      45,444            8.42            7.50         45,808
---------------------------------------------------------------------------------------------------------------------
     Total Real Estate                                        246,690                                        247,037
---------------------------------------------------------------------------------------------------------------------
 Consumer:
     Consumer Fixed                                            20,632           10.06           10.50         20,648
     Consumer  Variable                                           369            8.91            9.00            369
     Credit Cards                                               7,524           14.90           14.90          7,524
     Key Loans                                                    582           18.00           18.00            582
---------------------------------------------------------------------------------------------------------------------
     Total Consumer                                            29,107                                         29,123
---------------------------------------------------------------------------------------------------------------------
 Agriculture                                                    1,899            9.43            9.50          1,880
---------------------------------------------------------------------------------------------------------------------
 Commercial:
     Commercial Fixed                                          11,648            9.41            9.50         11,627
     Commercial Variable                                        6,013            9.24            9.50          6,012
---------------------------------------------------------------------------------------------------------------------
     Total Commercial                                          17,661                                         17,639
---------------------------------------------------------------------------------------------------------------------
 Other Loans                                                    1,025            7.70            8.00          1,026
 Political Subdivisions                                        12,332            5.70            6.00         12,331
 Leases                                                           222            6.31            8.00            201
 Nonperforming                                                  1,956                                          1,956
---------------------------------------------------------------------------------------------------------------------
 Total Loans                                                  310,921                                        311,193
 Allowance for Possible Loan Losses                            (5,131)                                        (5,131)
 Net Loans                                                   $305,761                                       $306,062

                                                                                December 31, 1998
                                                                 Book         Current        Discount            Fair
                                                                Value           Yield        Rate(1)            Value
 Real Estate:
     Real Estate Fixed                                       $176,206            8.58            7.69        $179,542
     Real Estate Variable                                      48,539            8.01            7.18          48,558
----------------------------------------------------------------------------------------------------------------------
     Total Real Estate                                        224,745                                         228,100
----------------------------------------------------------------------------------------------------------------------
 Consumer:
     Consumer Fixed                                            21,824            9.14            8.77          21,930
     Consumer  Variable                                           548            8.50            8.27             548
     Credit Cards                                               7,863           14.90           14.90           7,863
     Key Loans                                                    660           18.00           18.00             660
----------------------------------------------------------------------------------------------------------------------
     Total Consumer                                            30,895                                          31,001
----------------------------------------------------------------------------------------------------------------------
 Agriculture                                                    1,903           10.00            8.75           1,928
----------------------------------------------------------------------------------------------------------------------
 Commercial:
     Commercial Fixed                                          10,106            9.06            8.75          10,150
     Commercial Variable                                        7,524            8.59            8.75           7,505
----------------------------------------------------------------------------------------------------------------------
     Total Commercial                                          17,630                                          17,655
----------------------------------------------------------------------------------------------------------------------
 Other Loans                                                    7,028            7.81            7.75           7,047
 Political Subdivisions                                         7,449            6.05            5.00           7,616
 Leases                                                           218            7.93            8.00             207
 Nonperforming                                                  1,135                                           1,135
----------------------------------------------------------------------------------------------------------------------
 Total Loans                                                  286,183                                         294,689
 Allowance for Possible Loan Losses                            (4,820)                                         (4,820)
----------------------------------------------------------------------------------------------------------------------
 Total Loans                                                 $281,363                                       $ 289,869


(1) Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is equal to the amount payable on demand at December 31, 1999 and 1998. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                                                                                  December  31, 1999
                                                                                 Book          Market

(In Thousands)                                                                  Value           Value

------------------------------------------------------------------------------------------------------
 Noninterest-bearing Demand Deposits                                         $ 67,200        $ 67,200
------------------------------------------------------------------------------------------------------
 Interest-bearing Deposits:
     Money Market                                                             126,994         126,994
     Interest Checking                                                         39,077          39,077
     Savings                                                                   45,420          45,420
     Certificates of Deposit                                                  143,132         142,581
     Other Time                                                                78,651          77,257
------------------------------------------------------------------------------------------------------
 Total Interest-bearing Deposits                                              433,274         431,329
------------------------------------------------------------------------------------------------------
 Total Deposits                                                              $500,474        $498,529
======================================================================================================

                                                                                 December 31, 1998
                                                                               Book           Market
(In Thousands)                                                                 Value           Value

------------------------------------------------------------------------------------------------------
 Noninterest-bearing Demand Deposits                                         $ 57,871        $ 57,871
------------------------------------------------------------------------------------------------------
 Interest-bearing Deposits:
     Money Market                                                             121,082         121,082
     Interest Checking                                                         36,751          36,751
     Savings                                                                   45,301          45,301
     Certificates of Deposit                                                  137,475         142,673
     Other Time                                                                78,038          78,040
------------------------------------------------------------------------------------------------------
 Total Interest-bearing Deposits                                              418,647         423,847
------------------------------------------------------------------------------------------------------
 Total Deposits                                                              $476,518        $481,718
======================================================================================================

 The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - Rates currently available to the Corporation for borrowed funds with similar terms and remaining maturities are used to estimate the fair value of existing borrowed funds.

                                                                                  December 31, 1999
(In Thousands)                                                                   Book          Market
                                                                                Value           Value
 Borrowings:
     Short-Term                                                              $ 89,036        $ 88,933
     Long-Term                                                                 35,025          34,934
------------------------------------------------------------------------------------------------------
          Total Borrowings                                                   $124,061        $123,867
======================================================================================================

                                                                                                                  December 31, 1998
(In Thousands)                                                                   Book            Fair
                                                                                Value           Value
Borrowings:
     Short -Term                                                              $12,080         $12,071
     Long -Term                                                                60,044          59,999
------------------------------------------------------------------------------------------------------
          Total Borrowings                                                    $72,124         $72,070
======================================================================================================

COMMITMENTS  TO  EXTEND  CREDIT  AND  STANDBY  LETTERS  OF  CREDIT - There is no
material difference between the notional amount and the fair value of off-balance sheet items which totaled $65,272,000 at December 31, 1999 and $54,010,000 at December 31, 1998 and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

11. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 1999 and will not affect the Corporation's future expenses.

The following tables show the funded status and components of net periodic benefit cost from these defined benefit plans:

                                                                                                      Postretirement
                                                                       Pension Benefits                  Benefits
(In Thousands)                                                        1999            1998             1999             1998
CHANGE IN BENEFIT
OBLIGATION:

Benefit obligation at beginning of year                             $6,870          $6,059            $ 732             $715
Service cost                                                           302             267               28               25
Interest cost                                                          460             424               50               42
Plan participants' contributions                                                                         44               54
Actuarial (gain) loss                                                 (199)            384               15                -
Benefits paid                                                         (292)           (264)             (98)            (104)
-----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                   $7,141          $6,870            $ 771             $732
=============================================================================================================================


                                                                                                  Postretirement
(In Thousands)                                                         Pension Benefits               Benefits
                                                                      1999            1998          1999     1998
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   Beginning of year                                                $8,378          $7,628      $ -         $ -
Actual return on plan assets                                         1,151           1,014        -           -
Employer contribution                                                                                 54       50
Plan participants' contributions                                                                      44       54
Benefits paid                                                         (292)           (264)          (98)    (104)
                                                       -----------------------------------------------------------
Fair value of plan assets at end of year                            $9,237          $8,378            $     $ -
                                                                                                 -
                                                       ===========================================================


Funded status                                                      $ 2,096          $1,508       $(771)     $(732)
Unrecognized net actuarial (gain) loss                              (1,391)           (790)        (96)      (111)
Unrecognized transition obligation                                    (251)           (274)        475        511
Prepaid (accrued) benefit cost                                     $   454          $  444       $(392)     $(332)
                                                       ============================================================


                                                                    Pension Benefits           Postretirement Benefits
                                                                    1999              1998          1999            1998
WEIGHTED-AVERAGE
     ASSUMPTIONS AS OF
     DECEMBER 31:

Discount rate                                                      7.00%             6.75%      7.00%            6.75%
Expected return on plan assets                                     8.50%             8.50%       N/A              N/A
Rate of compensation increase                                      5.00%             5.00%       N/A              N/A

                                                                        Pension Benefits                 Postretirement Benefits
(In Thousands)                                                 1999            1998         1997        1999        1998       1997
COMPONENTS OF NET
PERIODIC BENEFIT COST:
Service  cost                                                  $302          $  267       $  234        $ 28        $ 25        $19
Interest cost                                                   460             424          400          50          42         48
Expected return on plan assets                                (749)           (640)        (550)         -           -          -
Amortization of transition obligation                          (23)            (23)         (23)          36          36         36
Amortization of prior service cost                               -               -            -          -           -           -
Recognized net actuarial (gain) loss                             -               -            -          -           (2)        (7)
------------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (benefit)                           $(10)          $   28       $   61        $114        $101        $96
====================================================================================================================================

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation's matching contributions to the plan depend upon the tax deferred contributions of employees. The Corporation's basic and matching contributions for 1999, 1998 and 1997 were $513,000, $477,000 and $436,000, respectively.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers' supplemental deferred compensation for 1999, 1998 and 1997 amounted to $54,000, $42,000 and $35,000, respectively.

STOCK OPTION PLANS

The Corporation established a Stock Incentive Plan for a selected group of senior officers. Approximately 180,000 shares of common stock may be issued under the Stock Incentive Plan. The recipients' rights to exercise these options vest ratably over a 5-year period and each option has a contractual expiration of 10 years. Also, the Corporation established an Independent Directors Stock Option Plan which allows the issuance of approximately 25,000 shares of common stock to non-employee directors. The recipients' rights to exercise these options expire 10 years from the date of grant. The exercise prices of all stock options awarded under the plans are equal to fair market value as of the date of the grant

The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the stock options. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Corporation's net income and earnings per share for 1999, 1998 and 1997 would have been adjusted to the pro forma amounts indicated below.

(Net Income in Thousands)
                                      1999           1998            1997
Net income

  As reported                       $11,485         $11,077        $10,107
  Pro forma                         $11,428         $11,048        $10,096

Earnings per share-basic
  As reported                         $2.21           $2.13          $1.94
  Pro forma                           $2.20           $2.12          $1.94


For purposes of the calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

                                      1999              1998             1997
Volatility                            18%               18%               19%
Expected option lives               6 Years           6 Years           6 Years
Risk-free interest rate              6.46%             5.05%             5.78%
Dividend yield                       3.76%             3.78%             4.05%


A summary of the status of the Corporation's stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years then ended, is presented below:

                                         1999         1998                                          1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                      Weighted                    Weighted
                                                                Average                       Average                     Average
                                                               Exercise                      Exercise                    Exercise
                                                Shares            Price         Shares        Price          Shares       Price
                                    -----------------------------------------------------------------------------------------------

Outstanding, beginning of year                   58,850          $30.38         39,360         $27.09        22,850         $22.65
Granted                                          25,550          $27.67         20,500         $36.40        17,800         $32.27


Exercised                                          (680)         $24.06         (1,010)        $24.03          (590)         $20.00
Forfeited                                        (1,300)         $27.89            -               -           (700)         $20.00
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                         82,420          $29.63         58,850         $30.38        39,360         $27.09
===================================================================================================================================
Options exercisable at year-end                  30,700          $28.69         17,990         $26.99         8,720         $23.65
Fair value of options granted                                    $ 5.27                        $ 5.85                      $  5.88

The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                                    Outstanding                   Exercisable
                                                               At              Remaining              At
                                                          December 31,        Contractual        December 31,
                                                              1999           Life in Years           1999
Exercise
Prices

$20.00                                                        9,220                6                 7,080
$25.50 - $27.84                                              13,100                7                 8,980
$33.25 - $36.50                                              16,850                8                 8,300
$33.13 - $36.38                                              20,500                9                 6,340
$27.00                                                       22,750               10                   -
-------------------------------------------------------------------------------------------------------------------
                                                             82,420                              30,700
===================================================================================================================


12.  INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset at December 31, 1999 and liability at December 31, 1998: (In Thousands) 1999 1998 Deferred Tax Liabilities:

     Bond Accretion                                                                   $15            $ 23
     Depreciation                                                                     241             148
   Realized Gains on Equity Investments ( Per EITF 91-5)                              432               -
    Pension Expense                                                                   156             153
    Unrealized Holding Gains on Available-for Sale Securities                                       6,142
----------------------------------------------------------------------------------------------------------
Total                                                                                 844           6,466

Deferred Tax Assets:
     Loan Fees and Costs                                                            (134)           (199)
     SERP Plan                                                                      (111)            (92)
     Postretirement  and Sick Benefits                                              (163)           (129)
     Unrealized Holding Gains on Available-for Sale Securities                    (4,577)
     Allowance for Loan Losses                                                    (1,796)         (1,687)
     Write down of Other Real Estate Owned                                            (7)             (7)
----------------------------------------------------------------------------------------------------------
Total                                                                             (6,788)         (2,114)
----------------------------------------------------------------------------------------------------------
Deferred Tax  (Asset) Liability, Net                                             $(5,944)          $4,352
==========================================================================================================


The federal income tax provision is comprised of the following components:

(IN THOUSANDS)                                                                    1999             1998            1997

Currently Payable                                                               $2,931           $3,464          $3,156
Deferred Provision                                                                 423               63              10
------------------------------------------------------------------------------------------------------------------------
Total Provision                                                                 $3,354           $3,527          $3,166
========================================================================================================================

The following tabulation is a reconciliation of the expected provision for federal income taxes determined by application of the statutory rates at which income is expected to be taxed and the actual income tax provision.

                                                                         Years Ended
December 31,
                                                  1999                        1998                        1997
(IN THOUSANDS)                                  Amount           %          Amount            %         Amount           %

Expected Provision                            $  5,194         35.00      $  5,111          35.00     $  4,646         35.00
Nontaxable Bond Interest                        (1,538)       (10.36)       (1,375)         (9.40)      (1,249)        (9.40)
Nontaxable Loan Interest                          (189)        (1.28)         (133)         (0.90)        (137)        (1.00)
Nondeductible Interest Expense                     232          1.56           192           1.30          167          1.30
Dividends Received Deduction                      (203)        (1.37)         (165)         (1.10)        (161)        (1.20)
Surtax                                            (102)        (0.69)         (108)         (0.70)        (112)        (0.80)
Exemption
Other, Net                                         (40)        (0.26)            5            -             12            -
-----------------------------------------------------------------------------------------------------------------------------
Effective Income Tax and Rates                  $3,354         22.60        $3,527          24.20       $3,166         23.90
=============================================================================================================================

13.  RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiary and any associates of the foregoing persons are as follows:

(In Thousands)

                                                            Beginning           New                            Other         Ending
 Name of Borrower                                            Balance           Loans        Repayments        Changes        Balance
15 Directors, 6 Executive Officers 1999                        $4,709          $2,551       $ (1,056)           $ 169         $6,373
15 Directors, 5 Executive Officers 1998                         5,578           1,487         (1,647)            (709)         4,709
15 Directors, 2 Executive Officers 1997                         5,441             736         (2,096)           1,497          5,578

The above transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risks of collectibility. Other changes represent transfers in and out of the related party category.

14. OFF-BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments express the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31, 1999 and 1998 are as follows:

      (In Thousands)                                 1999              1998

     Commitments to extend credit                    $59,215          $48,610
     Standby letters of credit                       $ 6,057          $ 5,400

Commitments  to  extend  credit  are  legally  binding  agreements  to  lend  to
customers.   Commitments   generally  have  fixed   expiration  dates  or  other
termination  clauses  and  may  require  payment  of  fees.  Since  many  of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation, for extensions of credit is based on management's credit assessment of the counterparty.

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

15.  REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets ( as defined), and of Tier I capital (as defined), to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as well capitalized, a bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. The Corporation's actual capital amounts and ratios are presented in the following table.

                                                      At December 31,

                                                   1999               1998

Tier I Capital                                  $85,507            $78,645
Tier II Supplemental Capital (1)                  8,763             11,096
---------------------------------------------------------------------------
Total Capital                                    94,270             89,741
===========================================================================
Average Assets (2)                             $588,071           $614,598
Risk Weighted Assets:
   Balance Sheet                                362,410            333,783
   Off-Balance Sheet                             37,111             29,054
---------------------------------------------------------------------------
      Total Risk Weighted Assets               $399,521           $362,837
===========================================================================

                                                                                    Minimum              Well
                                                                  Actual          Requirements       Capitalized
---------------------------------------------------------------------------------------------------------------------
As of December 31, 1999
Total Capital to Risk Weighted Assets                             23.60%               >=  8%           >=10%
Tier I Capital to Risk Weighted Assets                            21.40%               >=  4%           >= 6%
Tier I to Average Assets                                          14.54%               >=  4%           >= 5%

As of December 31, 1998
Total Capital to Risk Weighted Assets                             24.73%               >=  8%           >=10%
Tier I Capital to Risk Weighted Assets                            21.68%               >=  4%           >= 6%
Tier I to Average Assets                                          12.80%               >=  4%           >= 5%


(1) Inclusion of the allowance for possible loan losses is allowed up to 1.25% of "Risk Adjusted Assets" and 45 percent of the unrealized gain on unrestricted equity securities is allowed. (2) Includes 45 percent of the unrealized gain or loss on equity securities. Otherwise, unrealized gains or (losses) on available-for-sale securities are excluded.

Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year's net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, Company dividends in 2000 may not exceed $13,735,000, plus Company net income for 1999. Additionally, banking regulators limit the amount of dividends that may be paid by the Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $61,996,000 at December 31, 1999, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Bank's stockholder's equity (excluding unrealized gains on available-for-sale-securities) or $7,202,000 at December 31, 1999.

16. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET

                                                                                                   December 31,
(In Thousands)                                                                                    1999            1998
 ASSETS

 Cash                                                                                           $1,381           $  89
 Available-for-Sale Securities                                                                                   9,270
 Subsidiary Investments
          Citizens and Northern Bank                                                            60,981          81,000
          Citizens & Northern Investment Corporation                                            13,585
          Bucktail Life Insurance Company                                                        1,913           1,796
-----------------------------------------------------------------------------------------------------------------------
          Total Subsidiary Investments                                                          76,479          82,796
 Dividend Receivable                                                                                             1,300
-----------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                                                  $77,860         $93,455
=======================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Borrowed Funds and Other Liabilities                                                          $ -              $1,765
 Dividend Payable                                                                                1,237           1,123
 Stockholders' Equity                                                                           76,623          90,567
-----------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $77,860         $93,455
=======================================================================================================================


CONDENSED INCOME STATEMENT

 (In Thousands)                                                                                             Years Ended December 31,
                                                                                  1999            1998        1997
 Dividend from Subsidiary                                                       $7,000          $5,500          $3,980
 Other Dividend Income                                                             224             218             186
 Available-for-Sale Securities Gains                                               159             822              74
 Expenses                                                                         (184)           (356)            (77)
-----------------------------------------------------------------------------------------------------------------------
 Income Before Equity in Undistributed Earnings of Subsidiaries                  7,199           6,184           4,163
 Equity in Undistributed Earnings of Subsidiaries                                4,286           4,893           5,944
-----------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                    $11,485         $11,077         $10,107
=======================================================================================================================

CONDENSED STATEMENT OF CASH FLOWS
                                                                                               Years Ended
December 31,
(In Thousands)                                                                          1999        1998        1997

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                          $11,485     $11,077     $10,107
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
          Equity Securities Gains                                                       (159)       (822)        (74)
          Equity in Undistributed Net Income of Subsidiaries                          (4,285)     (4,893)     (5,944)
          (Increase) Decrease in Other Assets                                          1,300        (200)       (150)
          Increase (Decrease) in Other Liabilities                                      (145)        372         111
---------------------------------------------------------------------------------------------------------------------
          Net Cash Provided by Operating Activities                                    8,196       5,534       4,050
---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES

 Cash Investment in                                                                  (1,888)          --          --
Subsidiary
 Purchase of Available-for-Sale Securities                                              (753)     (2,257)       (602)
 Proceeds from Sale of Available-for-Sale Securities                                     360       1,441         187
---------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                       (2,281)       (816)       (415)
---------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Treasury Stock                                                                    16          24          11
Purchase of Treasury Stock                                                                          (468)
 Dividends Declared                                                                   (4,639)     (4,188)     (3,744)
---------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Financing Activities                                       (4,623)     (4,632)     (3,733)
---------------------------------------------------------------------------------------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,292          86        (98)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             89           3         101
---------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 1,381        $ 89        $  3
=====================================================================================================================

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries ("Corporation") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



Parente Randolph, PC
Williamsport, Pennsylvania
February 10, 2000

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

February 3, 2000

To the Stockholders and Board of Directors of Citizens & Northern Corporation

Management of Citizens & Northern Corporation and its subsidiaries has prepared the consolidated financial statements and other information in the "Annual
Report and Form 10-K" in accordance with generally accepted accounting principles and is responsible for its content and accuracy.

In meeting its responsibility, management relies on internal accounting and related control systems, which include selection and training of qualified personnel, establishment and communication of accounting and administrative policies and procedures, appropriate segregation of responsibilities and programs of internal audit. These systems are designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets and that assets are safeguarded against unauthorized use or disposition. Such assurance cannot be absolute because of inherent limitations in any internal control system.

 Management also recognizes its responsibility to foster a climate in which Company affairs are conducted with the highest ethical standards. The Company's Code of Conduct, furnished to each employee and director, addresses the importance of open internal communications, potential conflicts of interest, compliance with applicable laws, including those related to financial disclosure, the confidentiality of proprietary information and other items. There is an ongoing program to assess compliance with these policies.

The Audit Committee of the Company's Board of Directors consists solely of outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss audit, financial reporting and related matters. Parente Randolph, PC, and the Company's internal auditors have direct access to the Audit Committee.

Craig G. Litchfield                James W. Seipler
President & CEO                      Treasurer



CAUTIONARY STATEMENT

--------------------------------------------------------------------------------

This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Citizens & Northern Corporation and its subsidiaries wish to caution readers that the following important factors, among others, may have affected and could in the future affect the Corporation's actual results and could cause the Corporation's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Corporation herein: the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, and the associated cost of compliance with such laws and regulations either currently or in the future as applicable; the effects of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; changes in the Corporation's organization, compensation and benefit plans; the effect of increasing consolidation within the banking and financial services industries, including the increased competition from the larger regional banking organizations as well as nonbank providers of various financial services; the effect of changes in interest rates; and the effect of changes in the business cycle and downturns in the local, regional or national economies.
--------------------------------------------------------------------------------

GLOSSARY OF FREQUENTLY USED TERMS

 AVAILABLE-FOR-SALE SECURITIES - Debt and equity securities that are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income, net of tax.

 ALLOWANCE FOR POSSIBLE LOAN LOSSES - A reserve created by a periodic charge to earnings that represents an estimate of the potential credit loss inherent in the loan portfolio as of a point in time.

 AMORTIZATION - The systematic charge to earnings to reduce the premium paid for an investment security.

  CAPITAL RATIOS and COMPONENTS:

       1. Capital Ratios

           a. Leverage ratio - The ratio of total equity to total liabilities.
           b. Return on equity - Net income divided by equity.
           c. Risk-based capital ratio - Ratio of equity to risk weighted assets.

       2. Components of Capital

           a. Capital Stock - Investor ownership of common stock in the Corporation stated as par value.
           b. Paid-in-Capital - Value of common stock in excess of the par value.
           c. Retained Earnings - Accumulated earnings less dividends paid to common shareholders.
           d. Stock Dividend Distributable - Non-cash dividend payable in common stock of the Corporation.
           e. Tier I Capital or Equity - Sum of common stock, paid-in-capital and retained earnings.
           f. Tier II Capital - Sum of subordinated debt, preferred stock, convertible debt securities, a calculated portion of the allowance for loan losses and 45 percent of unrealized gains on unrestricted equity securities.
           g. Total Capital  -  Sum of Tier I and Tier II Capital

COMPREHENSIVE INCOME - The change in equity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Corporation it means net income and unrealized gains and losses on available-for-sale securities.

CORE DEPOSITS - A subjective dollar value of deposits that management feels will be unaffected by interest rates.

DEMAND DEPOSIT - A noninterest-bearing deposit with no stated maturity and requires no notice of withdrawal.

EARNING ASSETS - Interest-bearing assets owned by the Corporation consisting predominantly of investments and loans.

HELD-TO-MATURITY SECURITIES - Securities purchased with the intent and ability to be held to maturity; carried on the books at cost.

INTEREST-BEARING LIABILITIES - All interest-bearing deposits and borrowings of the Corporation.

INTEREST RATE RISK - The risk that changes in interest rates could adversely affect the value of the Corporation or its future earnings.

MORTGAGE-BACKED SECURITIES - A pool of mortgages sold on the secondary market. The interest rate paid is the weighted average coupon rate of the underlying mortgages.

MVPE- MARKET VALUE OF PORTFOLIO EQUITY - The market value of assets less the market value of liabilities. The market value of assets and liabilities are the present value of all future cash flows at current market rates. This amount does not include assets and liabilities that are not financial instruments, such as premises and equipment, accrued interest receivable or payable, deferred taxes, etc.

NIM - Net Interest Margin - Total interest income less total interest expense.

NONPERFORMING   LOANS  -  Impaired   loans   classified  as  nonaccrual  due  to
nonperformance of borrowers.

OTHER REAL ESTATE - Real estate acquired through a deed in lieu of foreclosure or foreclosure proceedings against a debtor.

RISK ADJUSTED ASSETS - The sum of the Corporation's assets deemed to be at risk. Calculation of risk assets is performed using percentages supplied by the regulators.

SENDERO MODEL - A PC based simulation model purchased from the Sendero Corporation which simulates interest income and market value ehavior under various interest rate scenarios using a variety of asset and liability mixes.

WATCH LIST - A list of loans in the portfolio that have been isolated for a variety of reasons: delinquency, collateral, cash flow, documentation, etc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 PERFORMANCE REVIEW

Citizens and Northern Corporation ("Corporation") and its major subsidiary, Citizens and Northern Bank ("Bank"), recorded basic per share earnings of $2.21, $2.13 and $1.94, respectively, for the years ended December 31, 1999, 1998 and 1997. Diluted earnings per share amounted to $2.20, $2.12 and $1.94 for the years ended December 31, 1999, 1998 and 1997, respectively. Return on the Corporation's average equity, excluding the net unrealized gain or loss on available-for-sale securities, for the years ended 1999, 1998 and 1997 amounted to 14.05 percent, 14.81 percent and 14.56 percent, respectively.

Net income for the years ended 1999, 1998 and 1997 amounted to $11,485,00, $11,077,000 and $10,107,000, respectively. Net securities gains included in income for the same periods, respectively, amounted to $3,043,000, $3,001,000 and $1,001,000. During 1998 the Corporation recorded an unusual security gain. Stock that had been acquired as the result of a defaulted loan in 1919 and carried on the Corporation books at $1.00 was sold for an approximate gain of $1,766,000. Net income exclusive of securities gains net of tax for the years ended December 31, 1999, 1998 and 1997 amounted to $9,477,000, $9,097,000 and
$9,446,000, respectively.

During 1999, the Corporation added fully transactional internet banking to the menu of services provided. The new product has been well accepted by the Corporation's customer base. Also Citizens & Northern Investment Corporation, a Delaware corporation, was formed to hold equity investments. The new corporation will offer tax advantages that are not available in Pennsylvania.

A great deal of 1999 was spent getting ready for Y2K and because of the efforts of the data processing department, the audit department and the compliance department, 1999 rolled into 2000 without a glitch. The Corporation did install a new gas generator at its Wellsboro location, just in case. The new generator should prove quite useful during times of power outages. The mainframe computer system was also upgraded to enhance processing speed.

OUTLOOK FOR 2000

The Corporation's Board of Directors and management team look ahead to 2000 with optimism and with good reason: your Corporation has an excellent earning asset base, capable personnel, a well established and managed branch network, an increasingly large deposit base and a package of services that continues to grow.

A new branch will be opened in Muncy, Pennsylvania during the third or fourth quarter of 2000, and beginning January 2000 the Corporation will be offering a wide range of insurance products through its new insurance subsidiary. The goal of your Corporation is to provide its customers with a complete line of financial services.

The year 2000 will be a year of challenge for the Corporation. The challenge will be to continue to provide excellent earnings in an increasingly volatile interest rate environment. Interest rates have risen steadily during the past year and are expected to continue rising well into 2000 before pulling back. When interest rates increase net interest margins narrow and erode earnings. However, at this time your Corporation remains optimistic about the coming year and continues to position the Corporation to provide the highest possible return to its shareholders and remain a strong independent community bank serving the people, the businesses and the communities of its market area.

NET INTEREST MARGIN
1999/1998/1997

The primary source of operating income for the Corporation is the net interest margin. The net interest margin is the difference between total interest income generated by interest-bearing assets and the interest expense incurred on interest-bearing liabilities.

INTEREST INCOME

Interest income generated by the Corporation comes primarily from two earning asset sources: investments and loans. The investment portfolio has traditionally comprised about half of the base of earning assets. Nearly all of the
Corporation's investments are classified as available-for-sale, excluding approximately $1,800,000 held by the Corporation's insurance subsidiary, Bucktail Life Insurance Company. The investment portfolio is funded primarily by deposits and borrowed funds.

The average balance of the available-for-sale investment portfolio during 1999, 1998 and 1997, on a cost basis amounted to $345,823,000, $294,121,000 and
$287,553,000, respectively. The portfolio consists of U. S. Treasury securities,
U. S. Agency securities, municipal bonds, pools of mortgage-backed instruments and equity investments of banks and bank holding companies located primarily in Pennsylvania.

The rate of return on the investment portfolio declined slightly during 1999 when compared to the prior two years. The return for the years ended December 31, 1999, 1998 and 1997, respectively was 6.37 percent, 6.42 percent and 6.51 percent, respectively. The decline during the current year can be attributed to the prepayments associated with the mortgage-backed investments in 1998 and the call of several U. S. Agency Securities during that year. The large cash flow generated was invested in lower rate investments available at that time. The portfolio is primarily a long-term investment vehicle and does not have a great deal of turnover with the exception of mortgage-backed securities that provide a monthly flow of payments. The portfolio is, however, monitored continuously for long-term profit maximization, especially during periods of interest rate volatility, and at such times the Corporation may sell selected securities from the available-for-sale category.

During 1998 and 1999 changes in interest rates caused the mix of portfolio assets to change. Low interest rates during 1998 increased the amount of monthly payments received on mortgage-backed instruments as consumers exercised their option to refinance mortgages. Also in 1998 government agencies refinanced debt held by the Corporation amounting to about $74,000,000. The increased cash flow of debt refinancing was reinvested in U. S. Agency issues; primarily Federal National Mortgage Association and Federal Home Loan Bank zero coupon bonds. During 1999 the trend in interest rates reversed and prepayments of mortgage-backed instruments slowed dramatically. Average balances carried in mortgage-backed pools during 1999 amounted to $117,902,000 and $121,466,000 during 1998. The average balance of mortgage-backed pools during 1997 was $163,942,000. The average balance of U. S. Agencies for the respective three-year periods was $101,205,000, $68,512,000 and $41,968,000.

Also during 1999 and 1998 municipal bonds, because of their nontaxable income and the Corporation's tax position, provided respectable yields. The average balance of municipal securities in 1999 increased to $80,970,000; this compares to $68,942,000 for 1998 and $59,554,000 for 1997. At their current level they provide the Corporation a significant tax benefit without incurring an Alternative Minimum Tax liability.

Additional equity securities purchased during 1999 increased the average balances carried to $22,288,000. Average balances carried during 1998 and 1997 were $18,725,000 and $15,039,000, respectively. Several equity investments were sold for a before tax profit of $2,476,000. Included in realized gains were two stocks that were party to mergers during 1999. Accounting rules require that the stock received from the acquiring company be recorded at market value on the date of the merger with the difference between our cost basis in the acquired company's stock and the market value of the acquiring company stock received be realized as a gain or loss in the income statement. The pre-tax amount of gains realized as a result of these mergers was $1,271,000.

The equity portfolio is monitored continuously for stocks that management feels are fully valued. It is the practice of the Corporation to sell certain stocks each year and realize gains, which comprise a substantial portion of the overall yield of equity investments. Traditionally equity securities average an annual return of between 2 to 4 percent. Approximately 21 percent of the historical cost basis of the equity portfolio consists of Federal Home Loan Bank stock which carries a substantially higher return than the rest of the equity portfolio. During the last 3 years the Federal Home Loan Bank stock has posted an annual return of about 6.60 percent. Membership in The Federal Home Loan Bank requires stock ownership and the amount of stock varies according to the amount of outstanding loans made to the Corporation.

The average balance of other securities was $20,948,000, $13,960,000 and $4,536,000 during 1999, 1998 and 1997, respectively. Other securities consist of corporate bonds or notes normally of other large financial service providers.

The loan portfolio makes up most of the balance of the earning asset base and is the largest contributor to total interest income. The Corporation's market area consists of several small rural communities, which surround three or four more heavily populated towns. Consequently, the loan portfolio is retail oriented, consisting mostly of real estate secured mortgages on one to four family dwellings. Total average real estate secured mortgage loans to customers in our market area made up approximately 80 percent of the loan portfolio during 1999, 1998 and 1997 and contributed approximately 78 percent of the total interest income derived from the loan portfolio. The balance of the loan portfolio includes consumer installment loans and commercial loans. The Corporation also has an extensive credit card operation, which provides credit cards to the Corporation's customer base and 48 other agent banks in Pennsylvania. The return on the Corporation's total loan portfolio for the years ended December 31,1999, 1998 and 1997 amounted to 8.68 percent, 9.18 percent and 9.25 percent, respectively.

Other  interest  income   producing  assets  included  federal  funds  sold  and
interest-bearing deposits held with correspondent banks. The balances held and income produced were considered insignificant for discussion purposes.

INTEREST EXPENSE

The liability and equity side of the balance sheet is made up of stockholders' equity, interest-bearing liabilities and noninterest-bearing demand deposits and other liabilities. The return on the Corporation's assets and equity are dependent on the spread between rates paid on earning assets and the rate of interest paid on interest-bearing liabilities. Interest-bearing liabilities are made up of deposits and borrowed funds. Average total deposits, including demand deposits, increased 7.9 percent during 1999. This compares to growth rates of
3.2 percent and 1.4 percent for 1998 and 1997, respectively. Deposit growth during 1999 can be attributed to the introduction of new deposit products, the success of a new office and extensive marketing efforts. The Corporation introduced internet banking during the second quarter of 1999 and to date over 1,300 customers have taken advantage of the service. Also very popular is the municipal Money Market Account that was introduced late in 1998. The interest rate paid on the account is tied to the overnight federal funds rate. The account is very popular with local school districts and municipalities.

During the fourth quarter of 1998 the Corporation introduced a new type of account called the "RepoSweep". Although linked to deposit activity, "RepoSweep" balances are classified as Short-term Borrowings on the Corporation's balance sheet. The accounts are monitored each day and excess funds above a predetermined level are swept to an interest-bearing account. The rate paid is indexed to the 91-day Treasury Bill rate. Though the FDIC does not insure the accounts, they are secured by investment securities pledged specifically for them and held at a correspondent bank. Balances in the accounts during 1998 ranged from $1.5 million to $3 million and during 1999 average balances exceeded $4 million on a daily basis.

Certificates of Deposit and Individual Retirement Accounts are considered core deposits and are the largest single source of deposits. The maturity schedule of certificates ranges from one month to five years. Average balances carried in certificates of deposit for the years ended December 31, 1999, 1998 and 1997 were $139,916,000, $126,902,000 and $119,226,000, respectively. The average rate paid for those  deposits for the same periods,  respectively,  was 5.24 percent,
5.50 percent and 5.49 percent. At year-end 1999 total Certificates of Deposit amounted to approximately $143,132,000. Individual Retirement Accounts are the other source of long term funding. These accounts carry an eighteen-month maturity schedule and the rate changes quarterly. The Corporation had in the past been successful in growing the balances in these accounts by paying higher than market rates. However, due to mutual fund competition and competition from the Corporation's Trust Department for the balances carried in Individual Retirement Accounts we have witnessed a small decline during the past three years. Average balances and rates paid on Individual Retirement Accounts during the years ended December 31, 1999, 1998 and 1997 were, respectively, $75,882,000 at 5.21 percent, $76,557,000 at 5.42 percent and $78,662,000 at 5.99 percent.

Short term deposits (deposits that reprice more frequently) consist of Money Market accounts, Interest Checking accounts and Savings accounts. Money Market accounts are the Corporation's second largest source of deposits. The Corporation has paid higher than the market rate for these deposits and has been successful in attracting and maintaining large average balances. Average balances carried for the years ended December 31, 1999, 1998 and 1997, respectively, were $131,741,000, $115,143,000 and $107,287,000. Average rates paid for those same periods were,  respectively,  4.34 percent, 4.42 percent and
4.55 percent. The Interest Checking accounts allow normal checking activity but earn a lesser rate of interest. Average balances and rates paid on these accounts for the years ended December 31, 1999, 1998 and 1997 were, respectively, $37,248,000 at 2.27 percent, $36,556,000 at 2.33 percent and $38,334,000 at 2.47 percent. Finally, the last short term interest-bearing accounts carried by the Corporation are the Regular Savings accounts. Regular Savings come in two forms, passbook and statement, and both pay the same rate of interest. Regular Savings have traditionally been the backbone of the Corporation's core deposit base. Average balances for the years ended December 31, 1999, 1998 and 1997 were $46,643,000, $45,207,000 and $46,338,000, respectively. The rate paid for each of the three years was approximately 2.50 percent.

The Corporation also carries noninterest-bearing Demand Deposits; average balances for the past three years, respectively, were $50,787,000, $46,336,000 and $42,780,000. The increase in average balances during 1999 is due to internet banking, municipal accounts, the growth of a new branch opened late in 1998 and other factors.

The final type of interest-bearing liability found on the Corporation balance sheet is borrowed funds, both short and long-term. The Corporation normally uses short term borrowing for liquidity purposes, i.e., deposit fluctuations, loan demand etc. This may be in the form of overnight Federal Funds borrowed from a correspondent bank or a repurchase agreement arranged through the Federal Home Loan Bank of Pittsburgh or a broker. Long-term borrowing is used to leverage the Corporation's strong capital base to enhance earnings. Long-term borrowings may be in the form of repurchase agreements or secured borrowing, also through the Federal Home Loan Bank of Pittsburgh or a broker. Short-term borrowing is defined as having an original maturity of overnight to one year. Long-term borrowed funds have a maturity of one year or more.

Average balances carried as short and long-term borrowing and RepoSweep accounts for the years ended December 31, 1999, 1998 and 1997 amounted to $97,585,000, $76,040,000 and $88,548,000, respectively. Average rates for the same periods, respectively, were 5.35 percent, 5.67 percent and 5.63 percent. Average balances carried in overnight federal funds for the years ended December 31, 1999. 1998, and 1997 were $6,085,000, $2,801,000 and $663,000, respectively. The average rate paid for the same periods respectively,  was 4.91 percent, 4.75 percent and
4.98 percent.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

(In Thousands)                                                              Years Ended December 31,         Increase (Decrease)
                                                                       1999        1998         1997        99/98          98/97

INTEREST INCOME Available-for-Sale Securities:

   U. S. Treasury Securities                                              $ 148       $ 151        $ 139       $  (3)     $    12
   Securities of Other U. S.  Government Agencies and Corporations        7,007       4,842        3,002       2,165        1,840
   Mortgage Backed Securities                                             7,791       7,992       11,060        (201)      (3,068)
   Obligations of States and Political Subdivisions                       4,533       3,982        3,595         551          387
   Stock                                                                  1,207         950          874         257           76
   Other Securities                                                       1,355         961           52         394          909
----------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                22,041      18,878       18,722       3,163          156
----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                                 34          37           34         (3)            3
   Securities of Other U. S.  Government Agencies and Corporations           58          41           22          17           19
   Mortgage backed Securities                                                27          38           52         (11)         (14)
----------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                     119         116          108           3            8
----------------------------------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                             30          37           54          (7)         (17)
Federal Funds Sold                                                           42         229          334        (187)        (105)
Loans:
   Real Estate Loans                                                     20,620      20,371       20,218         249          153
   Consumer                                                               3,170       3,529        3,857        (359)        (328)
   Agricultural                                                             194         223          272         (29)         (49)
   Commercial/Industrial                                                  1,590       1,621        1,606         (31)          15
   Other                                                                     55          55           62           -           (7)
    Political Subdivisions                                                  541         380          391         161          (11)
   Leases                                                                    13          20           18          (7)           2
----------------------------------------------------------------------------------------------------------------------------------
    Total Loan Income                                                    26,183      26,199       26,424         (16)        (225)
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                    48,415      45,459       45,642       2,956         (183)
==================================================================================================================================

INTEREST-BEARING LIABILITIES
 Interest Checking                                                          844         853          945          (9)         (92)
 Money Market                                                             5,723       5,093        4,879         630          214
 Savings                                                                  1,157       1,121        1,150          36          (29)
Certificates of Deposit                                                   7,328       6,984        6,549         344          435
Individual Retirement Accounts                                            3,956       4,152        4,713        (196)        (561)
 Other Time Deposits                                                         44          49           56          (5)          (7)
 Federal Funds Purchased                                                    299         133           33         166          100
Other Borrowed Funds                                                      5,220       4,308        4,987         912         (679)
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                   24,571      22,693       23,312       1,878         (619)
==================================================================================================================================

Net Interest Income                                                     $23,844     $22,766      $22,330      $1,078        $ 436
==================================================================================================================================


(1) Net interest income, if reflected on a fully tax equivalent basis, would have amounted to $26,026,000, $27,621,000, and $26,773,000 for 1999, 1998, and
1997, respectively.

(2) Fees on loans are included with interest on loans and amounted to $720,000, $710,000 and $612,000 for the years ended 1999, 1998 and 1997, respectively.

Table I I -  Analysis of Average Daily Balances and Rates

                                                                          Rate of            Rate of           Rate of
(In Thousands)                                                            Return/            Return/           Return/
                                                                          Cost of            Cost of           Cost of
                                                                          Funds              Funds             Funds

EARNING ASSETS                                                   12/31/99        %                                     %
                                                                                   12/31/98     %    12/31/97
Available-for-Sale Securities *:
   U. S. Treasury Securities                                      $ 2,510     5.90   $ 2,516    6.00   $ 2,514      5.53
   Securities of Other U.S. Government Agencies and Corporations  101,205     6.92    68,512    7.07    41,968      7.15
   Mortgage Backed Securities                                     117,902     6.61   121,466    6.58   163,942      6.75
   Obligations of States and Political Subdivisions                80,970     5.58    68,942    5.78    59,554      6.04
   Stock                                                           22,288     5.42    18,725    5.07    15,039      5.81
   Other Securities                                                20,948     6.47    13,960    6.88     4,536      1.15
-------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                         345,823     6.37   294,121    6.42   287,553      6.51
-------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                          615     5.53       626    5.91       601      5.66
   Securities of Other U. S.  Government Agencies and                 895     6.48       629    6.52       297      7.41
Corporations

   Mortgage backed Securities                                         368     7.34       507    7.50       689      7.55
-------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                             1,878     6.34     1,762    6.58     1,587      6.81
-------------------------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                      566     5.30       671    5.66       795      6.79
Federal Funds Sold                                                    866     4.85     4,139    5.53     6,132      5.45
Loans **:
   Real Estate Loans                                              240,951     8.56   227,845    8.94   223,510      9.05
   Consumer                                                        28,982    10.94    30,366   11.62    32,293     11.94
   Agricultural                                                     1,961     9.89     2,219   10.05     2,689     10.12
   Commercial/Industrial                                           19,271     8.25    17,698    9.16    16,743      9.59
   Other                                                              714     7.70       707    7.78       754      8.22
   Political Subdivisions                                           9,499     5.70     6,227    6.10     6,355      6.15
   Leases                                                             206     6.31       214    9.35       236      7.63
-------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                   301,584     8.68   285,276    9.18   282,580      9.35
-------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                          650,717     7.44   585,969    7.76   578,647      7.89
Cash                                                               14,028             12,694            12,228
Securities Valuation Reserve                                        7,865             19,939             9,907
Allowance for Possible Loan Losses                                 (5,083)            (4,822)           (4,844)
Other Assets                                                        5,509              5,337             5,745
Bank Premises & Equipment                                           7,828              6,985             6,594
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                     $680,864           $626,102          $608,277
=========================================================================================================================

INTEREST-BEARING LIABILITIES
Interest Checking                                                $ 37,248     2.27   $36,556    2.33   $38,334      2.47


Money Market                                                      131,741     4.34   115,143    4.42   107,287      4.55
Savings                                                            46,643     2.48    45,207    2.48    46,338      2.48
Certificates of Deposit                                           139,916     5.24   126,902    5.50   119,226      5.49
Individual Retirement Accounts                                     75,882     5.21    76,557    5.42    78,662      5.99
Other Time Deposits                                                 1,641     2.68     1,900    2.58     2,223      2.52
Federal Funds Purchased                                             6,085     4.91     2,801    4.75       663      4.98
Other Borrowed Funds                                               97,585     5.35    76,040    5.67    88,548      5.63
-------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                                536,741     4.58   481,106    4.72   481,281      4.84
Demand Deposits                                                    50,787             46,336            42,780
 Other Liabilities                                                  6,193             10,663             8,211
-------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                               593,721            538,105           532,272
Stockholders' Equity                                               81,767             74,810            69,440
-------------------------------------------------------------------------------------------------------------------------
Securities Valuation Reserve                                        5,376             13,187             6,565
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $680,864           $626,102          $608,277
=========================================================================================================================
Interest Rate Spread                                                          2.86              3.04                3.05

(*)  Average   balances  do  not   include   unrealized   gains  and  losses  on
     Available-for-Sale Securities.
(**) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

                                                                               Years Ended December 31, 1999/1998
(In Thousands)                                                           Change in     Change in          Total
                                                                           Volume           Rate         Change
EARNING ASSETS Available-for-Sale Securities:
   U. S. Treasury Securities                                                     $ -            $ (3)        $  (3)
   Securities of Other U.S. Government Agencies and Corporations                 2,261           (96)         2,165
   Mortgage Backed Securities                                                     (238)           37           (201)
   Obligations of States and Political Subdivisions                                669          (118)           551
   Stock                                                                           192             65           257
   Other Securities                                                                448            (54)          394
--------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                        3,332          (169)         3,163
Held-to-Maturity Securities
   U. S. Treasury Securities                                                       (1)            (2)           (3)
   Securities of Other U.S. Government Agencies and Corporations                   17              -            17
   Mortgage Backed Securities                                                     (10)            (1)          (11)
--------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                             6             (3)            3
Interest -bearing Due from Banks                                                   (4)            (3)           (7)
Federal Funds Sold                                                               (162)           (25)         (187)
Loans:
   Real Estate Loans                                                              975           (726)          249
   Consumer                                                                      (157)          (202)         (359)
   Agricultural                                                                   (26)            (3)          (29)
   Commercial/Industrial                                                          267           (298)          (31)
   Other                                                                            -              -             -
   Political Subdivisions                                                         184            (23)          161
   Leases                                                                          (1)            (6)           (7)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                 1,242         (1,258)          (16)
--------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                           4,414         (1,458)        2,956
--------------------------------------------------------------------------------------------------------------------



INTEREST BEARING LIABILITIES
Interest Checking                                                                   17           (26)            (9)
Money Market                                                                       719           (89)           630
Savings                                                                             36             -             36
Certificates of Deposit                                                            651          (307)           344
Individual Retirement Accounts                                                     (36)         (160)          (196)
Other Time Deposits                                                                 (7)            2             (5)
Federal Funds Purchased                                                            161             5            166
Other Borrowed Funds                                                             1,136          (224)           912
--------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                           2,677          (799)         1,878
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                             $1,737        $ (659)        $1,078
====================================================================================================================

                                                                            Years Ended December 31, 1998/1997
(In Thousands)                                                            Change in      Change in        Total
                                                                            Volume           Rate        Change
EARNING ASSETS Available-for-Sale Securities:

   U. S. Treasury Securities                                                     $   -         $  12        $   12
   Securities of Other U.S. Government Agencies and Corporations                   1,876         (36)        1,840
   Mortgage Backed Securities                                                     (2,800)       (268)       (3,068)
   Obligations of States and Political Subdivisions                                  533        (146)          387
   Stock                                                                             158         (82)           76
   Other Securities                                                                  267         642           909
--------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                             34         122           156
--------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                                           1            2             3
   Securities of Other U.S. Government Agencies and Corporations                      19            -            19
   Mortgage backed Securities                                                        (14)           -           (14)
--------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                                6            2             8
--------------------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                                      (9)          (8)          (17)
Federal Funds Sold                                                                  (110)           5          (105)
Loans:
   Real Estate Loans                                                                 383         (230)          153
   Consumer                                                                         (227)        (101)         (328)
   Agricultural                                                                      (47)          (2)          (49)
   Commercial/Industrial                                                              72          (57)           15
   Other                                                                              (4)          (3)           (7)
   Political Subdivisions                                                             (8)          (3)          (11)
   Leases                                                                             (1)           3             2
--------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                      168        (393)         (225)
--------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                 89        (272)         (183)
--------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
Interest Checking                                                                    (43)         (49)          (92)
Money Market                                                                         342         (128)          214
Savings                                                                              (28)          (1)          (29)
Certificates of Deposit                                                              422           13           435
Individual Retirement Accounts                                                      (123)        (438)         (561)
Other Time Deposits                                                                   (8)           1            (7)
Federal Funds Purchased                                                              101           (1)          100
Other Borrowed Funds                                                                (709)          30          (679)
--------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                               (46)        (573)         (619)
--------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                $ 135        $ 301         $ 436
====================================================================================================================

The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

1999/1998/1997

Noninterest income is composed of seven major components: Service Charges on Deposit Accounts, Service Charges and Fees, Trust Department Income, Insurance Commissions, Fees and Premiums, Fees Related to the Credit Card Operations Other Operating Income and Realized Net Gains on Available-for-Sale Securities. The percentages cited below in the discussion of the components of Noninterest Income are derived using Noninterest Income Before Gains on Securities, Net. Overall, Noninterest Income increased $361,000, or 5.9 percent, in 1999 compared to 1998 and $610,000 or 10.5 percent when compared to 1997. A comparison of 1998 to 1997reflects an increase of 4.3 percent; however, noninterest income for 1997 includes a gain of $301,000 from the sale of a copyrighted logo. Exclusive of this gain, other noninterest income would have increased 7.2 percent during 1998 when compared to 1997.

Income generated from Service Charges on Deposit Accounts is from fees assessed on checking accounts for monthly service charges, per-check charges for checks drawn and checks deposited and for charges assessed for checking account overdrafts. For each of the three years presented service charges amounted to 55 percent of the total and the remainder, overdraft fees. Service Charges on Deposit Accounts for the years ended December 31, 1999, 1998 and 1997 accounted for 17 percent of total Noninterest Income. Because of increased account activity and the introduction of internet banking service charge income has increased during 1999 when compared to 1998 and 1997. The Corporation does offer free deposit accounts to a large number of its account holders including senior citizens and accounts using direct deposit of payroll.

Other Service Charges and Fees are derived from debit card fees, credit card annual fees, fees for bank customer data processing services and a variety of other services such as check cashing for noncustomers, bank money orders, cashier checks, traveler's checks, etc. Annually, Other Service Charges and Fees contributed approximately 4 percent of the total Noninterest Income in each of the three years presented.

Trust Department Income has become the large source of noninterest income. For the years ended December 31, 1999, 1998 and 1997, respectively, Trust Department Income amounted to 23 percent, 21 percent and 17 percent of total noninterest income. Trust Department Income has increased approximately 13 percent when comparing the years ended December 31, 1999 and 1998 and 28 percent when comparing 1998 to 1997. The increase can be attributed to an increase in the number of trust accounts and the amount of trust assets. Assets under management as of December 31, 1999, 1998 and 1997, respectively, were $320,385,000, $283,262,000 and $230,149,000. The increase in trust assets can be attributed to the highly qualified and technical staff employed by the Trust Department and the record levels posted on various stock markets.

Insurance Commissions, Fees and Premiums generated by the Corporation's subsidiary, Bucktail Life Insurance Company, accounted for about 7 percent of Noninterest Income for the years ended December 31, 1999,1998 and 1997. Insurance Commissions, Fees and Premiums did decline slightly when comparing 1998 to 1997. The fees did increase slightly during 1999, however, they were still below levels attained during 1997. The Corporation will be adding a new insurance subsidiary in 2000 that will offer a wide range of insurance products to its customers. Bucktail Life Insurance Company only offers insurance products that are tied to credit arrangements.

Fees related to the Credit Card Operation are derived from merchant fees and agent bank fees. Merchant fees are the charge to merchants for processing sales and agent bank fees are generated from processing the credit card program for agent banks. The Corporation currently processes for 48 agent banks. The fees earned during 1999 increased 3.2 percent compared to 1998. The fees earned during 1998 when compared to 1997 were up 13.2 percent. The 1998/1997 increase was because of an increase in activity in some of the agent banks' programs. During 1999 the increase was not as large because of the loss of two large agent banks due to mergers.

Net realized gains on Available-for-Sale Securities in 1999 amounted to $3,043,000, gross gains were $3,186,000 and gross losses amounted to $143,000. Included in net realized gains were two stocks owned by the Corporation that were party to mergers. Accounting rules require that the difference between the original cost of the acquired company's stock and the market value of the acquiring company's stock be recognized as current income. The amount of recognized gain attributable to those stocks amounted to $1,271,000. Prior to the merger the difference between the original cost and the current market value was recorded as Other Accumulated Comprehensive Income. Gross gains on Available-for-Sale-Securities for 1998 amounted to $3,422,000, while gross losses recognized amounted to $421,000 for a net gain of $3,001,000. Included in 1998 gains was the sale of a stock that had been acquired in 1919 as collateral on a defaulted loan. The stock had been carried on the Corporation books at $1.00. The company represented by the stock was sold in 1998 and the Corporation recognized a gain of $1,766,000. Net realized gains on available-for-sale securities for the year ended December 31, 1997 amounted to $1,001,000. Gross gains and gross losses realized during 1997, respectively, amounted to $2,883,000 and $1,882,000, resulting in a net gain of $1,001,000. During recent years it has been the practice of the Corporation's management and Board of Directors to sell certain equity investments that it feels are overpriced and use the realized gains to increase the return on the equity investment portion of the portfolio to a level consistent with the remainder of the portfolio.

                                                                                             Years Ended December 31,
TABLE IV - COMPARISON OF NONINTEREST INCOME                                                 %                      %
(In Thousands)                                                                 1999      Change        1998     Change        1997

Service Charges on Deposit Accounts                                          $1,113        7.12      $1,039      (3.44)       1,076
Service Charges and Fees                                                        274       (4.86)        288       2.49         281
Trust Department Income                                                       1,456       13.04       1,288      28.29       1,004
Insurance Commissions, Fees and Premiums                                        438        8.15         405     (12.34)        462
Fees Related to Credit Card Operation                                         3,064        3.20       2,969      13.02       2,627
Other Operating Income                                                           99        5.32          94     (75.52)        385
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Operating Income before Realized Securities Gains, Net            6,444        5.93       6,083       4.27       5,834
Realized Gains on Securities, Net                                             3,043        1.40       3,001     199.80       1,001

-----------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                                           $9,487        4.44      $9,084      32.90      $6,835
===================================================================================================================================

OTHER NONINTEREST EXPENSE

1999/1998/1997

Other Noninterest Expense is made up of Salaries and Wages, Pension and Other Employee Benefit Expenses, Occupancy Expense, Furniture and Equipment Expense, Expenses Related to Credit Card Operations, Pennsylvania Shares Tax and Other Operating Expense. Other Noninterest Expense for the year ended December 31, 1999 increased 8 percent when compared to the year ended December 31, 1998 and 9 percent when comparing 1998 to the year 1997.

Salaries and Wages for the year ended December 31, 1999 when compared to 1998 increased $305,000. The increase is attributable to an increase in the number of full time equivalent employees from 209 at year-end 1998 to 213 at year-end 1999. The increase in the number of employees can be attributed to the addition of internet banking. Merit raises of about 4.5 percent also contributed to the increase. A comparison of salary expense for the years ended December 31, 1998 and 1997 reflects an increase of $646,000 or 11 percent. The 1998 increase reflects the addition of a new branch and a marketing department , as well as merit increases.

Pension and Other Employee Benefits for the year ended December 31, 1999 increased about 4 percent when compared to 1998. A large portion of the increase can be attributed to the expense of funding the Corporation's 401 (k) Plan due to an increase in employee contributions that were matched by the Corporation. The Corporation matches dollar for dollar employee contributions up to 3 percent of an employee's salary, and $.50 per dollar of contribution up to 5 percent of salary. There was also a substantial increase in the cost of group hospitalization insurance in 1999. A comparison of 1998 and 1997 pension and benefit costs also reflects an increase of 4 percent or $69,000. Again the increase is primarily an increase in the cost of funding the Corporations 401
(k) Plan and an increase in group hospitalization costs.

Occupancy Expense increased 8 percent or $69,000 during 1999 when compared to 1998 and 14 percent or $101,000 when comparing 1998 to 1997. Nearly all of the increase in 1999 can be attributed to depreciation and increased insurance costs related to the new office opened in late 1998. The increase that occurred in 1998 can be attributed in part to the expenses associated with the opening of the new office. Also, the janitors in two of the larger offices were replaced with cleaning services which had the effect of lowering salaries and wages and increasing occupancy expense.

A comparison of Furniture and Equipment Expense for the years 1999 and 1998 reflects an increase of 36 percent or $286,000. The increase can be attributed to depreciation and maintenance costs associated with the ATM system and internet banking. The approximate depreciation basis of the ATM network and the internet banking systems , respectively, was $450,000 and $250,000, maintenance costs for the systems is also very high, however, both systems are an essential part of the service provided by the Corporation. A comparison of Furniture and Fixtures cost between 1998 and 1997 reflects an increase of $69,000. This increase is related to the installation and maintenance of the ATM system in 1998. During 1998 and 1999 the Corporation also upgraded by replacement a substantial portion of the personal computers in use to be Y2K compliant and thin clients (personal computers connected to a server) installed in branches that were introduced into the branch system to complement internet banking.

Expenses Related to Credit Card Operations declined 5 percent or $135,000 during 1999. The decrease can be attributed to the loss of 2 merchant banks and the related expense due to conversions. A comparison of 1998 and 1997 costs reflects an increase during 1998 of 14 percent or $337,000 over 1997. Nearly all of the increase is related to an increase in interchange transaction fees (those are fees paid to networks of which we are not a member) and the growing number of credit card transactions. The Corporation is a major credit card processor for 48 banks in Pennsylvania.

Pennsylvania Shares Tax is also a substantial Noninterest Expense amounting to $723,000, $656,000 and $596,000 for the years ended December 31, 1999, 1998 and
1997, respectively. The tax is based on the Bank's six-year average capital excluding U. S. Treasury and qualifying U. S. Government agency securities, at a rate of 1.25 percent.

Other Operating Expense, whose major components are educational expense, supplies, directors' fees, advertising, examination charges and legal fees, increased 19 percent or $586,000 in 1999 over 1998 and increased 4 percent in 1998 when compared to 1997. The increase in 1999 was substantial, but was essential as internet banking was implemented and Y2K was at the forefront. A substantial part of the increased expense was related to Y2K as software had to be replaced, also the internet banking system made it essential that thin clients (and the related servers) be placed in the branch system, which entailed software and educational costs. Also included in Other Operating Expense during 1999 were the costs of introducing a new Visa debit card. Other Operating Expense did not increase substantially between 1998 and 1997.

                                                                                  Years Ended December 31,
     TABLE V- COMPARISON OF NONINTEREST EXPENSE                                  %                          %
(In Thousands)                                                       1999      Change           1998      Change         1997

Salaries and Wages                                               $  6,926        4.61        $ 6,621       10.81      $ 5,975
Pensions and Other Employee Benefits                                1,831        4.03          1,760        4.08
                                                                                                                        1,691

Occupancy Expense, Net                                                896        8.34                      13.91
                                                                                                 827                      726
Furniture and Equipment Expense                                     1,078       36.11                       9.54
                                                                                                 792                      723
Expenses Related to Credit Card Operation                           2,597      (4.94)          2,732       14.07        2,395
Pennsylvania Shares Tax                                               723       10.21            656       10.07          596
Other Operating Expense                                             3,681       18.93          3,095        3.55        2,989
------------------------------------------------------------------------------------------------------------------------------
Total Other Expense                                              $ 17,732        7.58       $ 16,483        9.20     $ 15,095
==============================================================================================================================


INCOME TAXES

The Corporation's Income Tax Provision reflected as a per share cost to stockholders amounted to $.64, $.68 and $.61, respectively, for 1999, 1998 and 1997. The amount of income tax payable per common share for those years was $.56, $.61 and $.61, respectively. The per share tax payable for 1999 is a reasonable estimate as the return has not been prepared as of the date of this analysis.

The difference between the amount of income tax currently payable and the amount reflected in the Corporation's income statement is caused by temporary differences. Generally, temporary differences occur when an item of income or expense is included in taxable income during different accounting periods for financial statement and tax return purposes.

The most significant items creating temporary differences are accretion on bonds, depreciation, realized gains on investments, loan loss expense, loan fees and expense and employee benefit plans.

There are items included in the income statement that are not fully taxable, including dividends received from certain domestic corporations and a portion of interest received on municipal bonds and loans.

The reader should refer to Note 12 of the "Notes to the Consolidated Financial Statements" for a more complete analysis of income tax expense.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

Credit risk is the risk to earnings or capital arising from an obligor's failure to meet the terms of a contract with the Corporation. Management's responsibility for maintaining an adequate allowance for loan losses is clearly identified by the banking regulatory agencies in the Interagency Policy Statement on the Allowance for Loan and Lease Losses (The Interagency Policy) and in generally accepted accounting principles (GAAP). The Interagency Policy states: "Federally insured depository institutions must maintain an Allowance for Loan Losses at a level that is adequate to absorb estimated credit losses associated with the loan and lease portfolio, including all binding commitments to lend."

An assessment of the allowance is performed quarterly. The purpose of the quarterly assessment is to determine the adequacy of the reserve and to estimate the allocated and unallocated components that make up the reserve. The assessment of the allowance balance is performed by management and reviewed by The Board of Directors each quarter. The Board of Directors also reviews the Corporation's "Watch List" monthly. The "Watch List" is a collection of loans that have a history of delinquency, collateral deficiency, cash flow problems, etc. Total "Watch List" loans at December 31, 1999 were approximately $13,453,000. All of the watch list loans have the potential of becoming significant credit risks; however, a substantial portion of the loans are current as to principal and interest.

The assessment is performed by a loan quality committee which consists of the President, Treasurer, Executive Vice-presidents in charge of loans and branch administration and in a review capacity, the Corporation's internal auditor. The committee reviews all of the risk elements in the loan portfolio; namely, the "Watch List", past due reports, nonperforming loans, Other Real Estate and historical information related to charge-offs and recoveries by loan categories.

In the event that a loan becomes 90 to 120 days or more past due, the loan is reviewed by the loan quality committee and if necessary is classified as an impaired or nonperforming loan. At the time the loan is classified as impaired, all accrued interest is written off against earnings or the allowance for loan losses, whichever is applicable. The collateral value is compared to the carrying value and any deficiency becomes a specific allocation of the Allowance for Possible Loan Losses as required by SFAS No. 114, " Accounting by a Creditor for Impairment of a Loan". Specific allocations for impaired loans at December 31, 1999 and 1998 amounted to $609,000 and $290,000, respectively.

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments on the Corporation's "Watch List". Also, the historical loan loss element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan. The charge-off ratio is then applied to the current outstanding loan balance for each type of loan (net of "Watch List" loans that are individually evaluated).

The Corporation also engages a consulting firm to perform an independent credit review. Their review is performed annually on loans of $175,000 and higher. The most recent review was at the close of business June 11, 1999. The loan quality committee gives substantial consideration to the classifications and recommendations of the independent credit reviewer in determining the allowance for loan losses.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the Corporation's market area. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.

The Corporation  was examined by the State  Department of Banking as of December
31, 1998. The Corporation charges off loans that are recommended by the examiners unless there are underlying circumstances that management feel will make the debt collectible. The Corporation also has a policy of charging off loans, based on management's analysis and The Board of Directors' approval, at the end of each quarter.

Tables VI, VII, VIII and IX present an analysis of the loan portfolio, the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VI - SIX YEAR HISTORY OF LOAN LOSSES
(In Thousands)                                  1999         1998          1997      1996        1995          1994      AVERAGE
Net Loans  *                                    310,892     291,003     285,426     278,639      264,182      258,472      281,436
Net Charge offs                                     449         856         660         504          387          326          530
Allowance for Possible Loan Losses Balance        5,131       4,820       4,913       4,776        4,579        4,229        4,741
Provision for Loan Losses Charged to Earnings       760         763         797         701          737          737          749
Earnings                                         11,485      11,077      10,107       9,255        7,866        7,494        9,547
Earnings Coverage of Net Charge offs               25.6 X      12.9 X      15.3 X      18.4 x       20.3 X       23.0 x     18.0 x x
Allowance Coverage of Net Charge offs              11.4 X       5.6 X       7.4 X       9.5 x       11.8 X       13.0 x      8.9 x
Loans Ninety Days or More Past Due and
    Still Accruing                                1,797       1,628       1,986       2,994        2,915        2,743        2,344
Net Charge offs as a Percent of the Provision      59.1 %      112.2% %      82.8 %      71.9 %       52.5 %       44.2 %      70.8%
Year-End Nonperforming Loans**                    1,956       1,135       1,412         864          279          624        1,045
Allowance as a Percentage of Gross Loans: *
Bank   (1)                                         1.65 %      1.66 %      1.72 %      1.71 %       1.73 %       1.64 %      1.69%
Peer Group  (2)                                    1.42 %      1.65 %      1.43 %      1.50 %       1.61 %       1.65 %      1.54%

* Gross Loans less Unearned Discount
 (1) December 31,
 (2) At September 30,

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                              Years Ended December 31,
                                                                  1999          1998         1997             1996          1995
Balance at Beginning of Year                                  $  4,820      $  4,913     $  4,776         $  4,579      $  4,229

Charge-offs
   Real Estate Loans                                                81           257          246              157            38

   Installment Loans                                               138           144          230              240           236

   Credit cards and Related Plans                                  192           264          305              201           184

   Commercial and Other Loans                                      219           301            3               74           116
---------------------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                                  630           966          784              672           574
---------------------------------------------------------------------------------------------------------------------------------

Recoveries

   Real Estate Loans                                                81            12           21               22             -

   Installment Loans                                                60            43           64               53            60

   Credit Card and Related Plans                                    30            40           30               38            41

   Commercial and Other Loans                                       10            15            9               55            86
--------------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                                   181           110          124              168           187
--------------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                                    449           856          660              504           387

Additions Charged to Operations                                    760           763          797              701           737

--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                        $  5,131      $  4,820     $  4,913         $  4,776      $  4,579
================================================================================================================================

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES BY TYPE

(In Thousands)                              1999      1998        1997         1996        1995        1994

Mortgage                                     834          97         350           58          38          35
Consumer                                     437         702         375          303         286         241
Commercial                                 2,081         650         625          630         604         443
Impaired Loans                               609         290         274          113         228       --
All Other Commitments                        150         202         343          369         374         386
Unallocated                                1,020       2,879       2,946        3,303       3,049       3,124
--------------------------------------------------------------------------------------------------------------
Total Allowance                            5,131       4,820       4,913        4,776       4,579       4,229
==============================================================================================================

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur. The lower unallocated portion of the allowance in 1999 is the result of a change in the method used to calculate the allocation. The calculation for years prior to 1999 did not include specific amounts for "Watch List" and impaired loans. These loans were included in the total population of loans and historical loss ratios applied. These loans are now segregated from total loans prior to applying the historical loss ratios.

TABLE IX - Six Year Summary of
Loans by  Type

                              1999       %      1998     %     1997     %      1996     %     1995     %      1994     %
(In Thousands)

Real Estate-Construction         649    0.21    1,004   0.34      406   0.14    1,166   0.42   1,284    0.49    2,539   0.98
Real Estate-Mortgage         247,604   79.64  230,815  79.30  219,952  77.05  213,957  76.79  200,066  75.72  193,095  74.72
Consumer                      29,140    9.37   30,924  10.63   33,094  11.59   33,420  11.99   36,351  13.76   37,531  14.52
Agricultural                   1,899    0.61    1,930   0.66    2,424   0.85    2,603   0.93    2,815   1.07    3,154   1.22
Commercial                    18,050    5.81   17,630   6.06   17,176   6.02   15,751   5.65   14,445   5.47   13,625   5.27
Other                          1,025    0.33    1,062   0.37    6,260   2.19    5,014   1.80    2,512   0.95    2,459   0.95
Political Subdivisions        12,332    3.97    7,449   2.56    5,895   2.07    6,464   2.32    6,546   2.48    5,870   2.27
Lease Receivables                222    0.07      218   0.07      256   0.09      264   0.09      189   0.07      168   0.07
----------------------------------------------------------------------------------------------------------------------------
Total                        310,921  100.00  291,032 100.00  285,463 100.00  278,639 100.00  264,208 100.00  258,441 100.00
Less Unearned Discount          (29)            (29)            (37)            (42)            (26)            (23)
----------------------------------------------------------------------------------------------------------------------------
                             310,892          291,003         285,426         278,597         264,182         258,418
Less Allowance for Possible  (5,131)          (4,820)         (4,913)         (4,776)         (4,579)         (4,229)
for Possible Loan Losses
----------------------------------------------------------------------------------------------------------------------------
Net Loans and Lease          305,761          286,183         280,513         273,821         259,603         254,189
Financing Receivables
============================================================================================================================


Certain loans classified as "Other" for the years 1997, 1996, 1995 and 1994 were reclassified as "Real Estate - Mortgage" in 1999 and 1998. The loans were home improvement loans that did not have a correct collateral classification prior to 1998.

BALANCE SHEET

Average Total Assets of the Corporation for the year ended December 31, 1999 were $680,864,000. This compares to average total assets for the years ended December 31, 1998 and December 31, 1997 of $626,102,000 and $608,277,000,
respectively.

Assets of the Corporation consist of earning and nonearning assets. Earning assets include investments, loans and certain interest-bearing deposits held at the Federal Home Loan Bank of Pittsburgh and other correspondent banks.

The average balance of the investment portfolio (excluding unrealized gains or losses) during 1999 amounted to $347,701,000, or about 53 percent of average earning assets. This compares to average investment s during 1998 and 1997 of $295,883,000 and $289,140,000, respectively. The investment portfolio amounted to 50.5 percent of earning assets in 1998 and 50.0 percent in 1997. Investments are purchased when the Corporation has deposits in excess of its loan demand, or when leverage opportunities exist and funds are borrowed. Investing borrowed funds allows the Corporation to leverage its strong capital position. Normally the leveraged borrowing will produce a spread of about 150 basis points (1.5 percent). During the last two years interest rate spreads have narrowed to ranges that allow relatively few leveraging opportunities. The average portfolio balance did increase nearly 18 percent during 1999. The increase was funded by deposit growth and an increase in average borrowed funds of about $25,000,000.

The investment portfolio consists of U. S. Treasury securities, U. S. agency securities, municipal bonds, other bonds and equity securities. U. S. Treasury issues normally make up a small percentage of the total portfolio and traditionally carry a lower after tax return than the other investments. The issues that are carried are required as collateral for U. S. Government and state deposits.

Mortgage-backed  securities make up the largest part of the portfolio  averaging
34.0 percent, 41.2 percent and 56.9 percent for 1999, 1998, 1997, respectively. The decline in balances during 1999 and 1998 clearly underscores the prepayment risk associated with the investments. Mortgage-backed investments are issued by the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation. The investments represent a share of a pool of mortgages or a bond secured by a pool of mortgages. The rate of return on the pool depends on the weighted average coupon or mortgage rate of the individual mortgages in the pool and whether the pool was purchased at a discount or premium. The pools are used for liquidity purposes as they normally provide a monthly cash flow of $2,000,000 to $3,000,000; however, at times during 1998 and 1997 monthly payments amounted to $4,000,000.

During 1999 the portfolio mix changed somewhat, as U. S. Agency investments became a larger part of the overall portfolio. Investments in U. S. Agency securities averaged 29.4 percent of the total portfolio in 1999, average U. S. Agency securities in 1998 and 1997 amounted to 23.4 percent and 14.6 percent of the portfolio, respectively. The increase began in late 1997 and carried well into 1998 when interest rates declined and a significant portion of the investment in mortgage-backed securities began to prepay. The cash flow from the mortgage-backed investments was reinvested in U. S. Agency securities, primarily Federal Home Loan Bank zero coupon bonds.

A significant portion of the funds provided by the growth in deposits was invested in municipal securities. Average municipal holdings during 1999 amounted to $80,970,000. Average municipal holdings during the years ended December 31, 1998 and 1997 were $68,942,000 and $59,554,000, respectively. The municipal bonds carry a lower rate of interest; however, a large portion of the interest is tax exempt, which effectively increases the rate of return. A portion of the interest paid on deposits used to purchase these bonds, however, is nondeductible. Tax-exempt interest income from municipal bonds and loans totaled $4,393,000 in 1999, $4,362,000 in 1998 and $3,986,000 in 1997 while the amount of nondeductible interest during each of the last three years was $665,000 in 1999, $549,000 in 1998 and $477,000 in 1997. During 1999, 1998 and
1997 average balances carried in municipal bonds made up 23.3 percent, 23.3 percent and 20.6 percent of the investment portfolio, respectively. Average balances carried during 1999 increased because of attractive rates and the tax position of the Corporation.

The remainder of the portfolio consists of other bonds and equity investments. Other bonds are normally bonds or notes issued by large financial institutions that carry a slightly higher interest rate because of lower or no rating. Average Other Securities as a percentage of the total portfolio for years ended December 31, 1999, 1998 and 1997, respectively, were 6.0 percent, 4.7 percent and 1.6 percent. The balance of the portfolio is made up of equity investments. These are equities of banks or bank holding companies. Most of the institutions are located in Pennsylvania or neighboring states. Average balances carried in equity investments as a percentage of the investment portfolio form for the years ended December 31, 1999, 1998 and 1997 were, respectively, 6.4 percent,
6.3 percent and 5.2 percent.

The available-for-sale investment portfolio must be reported at market value, as such, at the end of each quarterly reporting period the entire portfolio is repriced to the current market value. The difference between cost and market value represents unrealized gain or loss and is recorded, net of tax as an increase or decrease in capital of the Corporation. The net adjustment to capital as of December 31, 1999, 1998 and 1997 was ($8,884,000), $11,922,000 and
13,335,000,respectively. The sharp decline in appreciation between the years ended December 31, 1998 and December 31, 1999 is due to an increase in long interest rates of about 150 plus basis points during 1999. At December 31, 1998 the yield on the 30 Year Treasury was at about 5 percent at December 31, 1999 the yield had risen to 6.7 percent. The effect of such rate increases is to undermine the underlying market value of the total portfolio, as a substantial portion of the investments were purchased at less than current market rates.

Average total loans for the years ended December 31, 1999, 1998 and 1997 amounted to $301,584,000, $285,276,000 and $282,580,000, respectively. As a percentage  of average  earning  assets for those years they were 46.3  percent,
48.7 percent and 48.8 percent, respectively.

Historically, real estate secured loans have made up 70 to 80 percent of the dollars in the loan portfolio. The mortgages are primarily 1-4 family dwellings and commercial loans secured by real estate. The commercial side of the portfolio is weighted heavily in forest and wood product loans because of the abundance of hard woods natural to our geographic area. The mortgage portfolio carries with it the same risk of prepayment as the mortgage-backed investments in a falling interest rate environment.

The structure and nature of the loan portfolio is not expected to change significantly in the coming years and loan growth for 2000 will probably be about 5 percent.. The Corporation introduced a new home equity line of credit during 1997 that has enjoyed a certain amount of success because of the price, ease and speed with which it is set up.

Approximately 4.0 percent of the Corporation's average assets for 1999, 1998 and 1997 were invested in land, buildings, furniture and fixtures, noninterest-bearing cash and other assets. The Corporation has 16 banking offices in Tioga, Bradford, Sullivan and Lycoming counties and is planning the construction of a new branch in Muncy, Pennsylvania. All of the offices are modern banking facilities. In February of 2000 the Corporation also purchased an additional facility in Wellsboro, Pennsylvania to house the credit card operation. The Corporation has also installed 12 automated teller machines throughout its market area.

The liability side of the balance sheet is made up of three basic components: deposits, borrowed funds and capital.

The deposit base is primarily interest-bearing and posted significant growth during 1999, particularly Certificates of Deposit and Money Market accounts. Interest-bearing deposit categories include Interest Checking accounts, Money Market accounts, Regular Savings (passbook and statement), Certificates of Deposit, Individual Retirement Accounts and other time deposits (Christmas clubs, Vacation clubs).

Certificates of Deposit provide the major portion of the deposit base for the Corporation. Average balances, respectively, for the years ended December 31, 1999, 1998 and 1997 amounted to $139,916,000, $126,902,000 and $119,226,000, making up nearly a third of the deposit base in each of the three years. At December 31, 1999 the Corporation had approximately 10,283 accounts with a weighted average interest rate of 5.33 percent.

The Corporation's Super Money Fund (Money Market) accounts provide the second largest source of deposits, providing about 25 percent of deposit funds and numbered 3,538 accounts at December 31, 1999. The accounts are required to carry a higher minimum balance and are paid a higher rate of interest than Interest Checking and Savings accounts. The interest rate is determined utilizing the 91-day treasury bill rate as an index. Monthly activity is restricted by regulation. The Corporation has been successful in recent years in attracting Super Money Fund accounts by paying a slightly higher rate than other institutions in our market area. During 1998 a new Money Market Municipal account was introduced. The account is paid a rate approximating the overnight Federal Funds rate and is available to all municipal customers. The account has been very popular and has had the effect of keeping municipal funds in the market area. The rate paid is tiered depending on the balance.

Interest Checking accounts make up slightly more than 7 percent of the deposit base and numbered about 2,227 accounts at December 31, 1999. This type of account allows unlimited transaction activity and earns a rate of interest slightly higher than Regular Savings, provided the balance is $2,500 or higher; when the balance falls below $2,500 the rate paid is less than Regular Savings. The indicator used to price this account is the 91-day treasury bill auction rate.

The Corporation also offers the still very popular Regular Savings account. The account comes in two forms: passbook and statement. The account pays a rate of
2.50 percent, which is very competitive for our market area. The average balance for this type of account has experienced some erosion during the past three years, however average balances stabilized at about $45,000,000 during 1998 and has held at that level during 1999. It is expected that average balances will decline modestly in 2000 as funds are moved to higher rate instruments and alternative investments, especially mutual funds. At December 31, 1999, the Corporation had approximately 19,300 Regular Savings and Statement Savings accounts.

Demand deposit average balances have remained stable during the past three years, averaging about 10 percent of the deposit base. The Corporation offers a variety of checking account types to meet the needs of our market area. The total number of checking accounts being serviced at December 31, 1999 was approximately 21,250.

Individual Retirement Accounts are the third largest source of deposit funds for the Corporation and during the past three years have made up more than 15 percent of the deposit base. The Corporation has aggressively marketed Individual Retirement Accounts by paying a rate slightly higher than that of the competition in our market area. During the past three years increased competition from mutual funds and the Corporation's Trust department have slowed deposit growth. The number of accounts was about 3,782 at December 31, 1999.

The remaining component of interest-bearing liabilities is borrowed funds. Borrowed funds may be in the form of unsecured overnight Federal Funds purchased, fixed term borrowings secured by a blanket floating-lien agreement and repurchase agreements secured by individual securities through brokers. The borrowings are classified as either short-term or long-term depending on the original maturity. Borrowings with an original maturity of one year or less are classified short-term. Borrowings whose original maturity exceeds one year are classified long-term. Average borrowed funds for the years ended December 31, 1999, 1998 and 1997 (excluding Federal funds Purchased) amounted to $97,585,000, $76,040,000 and $88,548,000, Borrowed funds are normally used for liquidity purposes or to leverage the capital of the Corporation. During 1998 average borrowed funds declined when compared to 1999 and 1997 as leveraging opportunities were nonexistent or hard to find because of a flat yield curve. To successfully leverage Corporation capital there must be a spread of at least 150 basis points between long-term and short-term rates. Average borrowed funds increased just over $20,000,000 as two leveraging opportunities totaling $22,000,000 arose during 1999. The spread between the funds borrowed and the underlying asset acquired was 2.11 percent. The terms for fixed rate borrowings and Repurchase Agreements range from 3 months to 5 years. The floating-lien agreement loans are with the Federal Home Loan Bank of Pittsburgh, a major source of funding for the Corporation. The loans secured by repurchase agreements are placed with either the Federal Home Loan Bank of Pittsburgh, Solomon Brothers or Morgan Stanley.

The Capital accounts of the Corporation will be discussed later in Management's Discussion in the Capital section.

LIQUIDITY

Bank liquidity is the ability to quickly raise cash at a reasonable cost in order to serve customer needs and to operate efficiently by meeting short-term obligations on a timely basis. An adequate liquidity position permits the Corporation to pay creditors, to allow for unforeseen deposit runoffs, to fund unexpected increases in loan demand and to fund loan growth without making costly balance sheet adjustments. Normally, day to day deposit decreases do not vary more than $4,000,000 to $6,000,000 and new loan advances, net of loan repayments, average less than $100,000 daily.

To accommodate fluctuations in deposits and the funding needed to support loan growth, the Corporation has several cash sources. Beyond the regular and on-going liquidity generated by loan repayments, amortization of mortgage-backed securities, the maturing of bonds and the routine growth in deposits, the Corporation has several additional sources for meeting its liquidity needs: the sale of assets (primarily investment securities), short-term or long-term borrowing (e.g., federal funds purchased and Federal Home Loan Bank borrowings) and attracting short-term deposits (principally certificates of deposit). When deposits decline for short periods or when loan demand increases unexpectedly, the Corporation relies on several credit lines. The Corporation maintains an "Open-Repo Plus" program with the Federal Home Loan Bank of Pittsburgh, and overnight borrowing agreements with several of its correspondent banks, principally Mellon Bank and the Atlantic Central Bankers Bank. The Federal Home Loan Bank borrowing is secured by the Corporation's mortgage loans and mortgage-backed securities. Additionally, the Corporation uses repurchase agreements placed with Solomon Brothers and Morgan Stanley to borrow short-term funds secured by investment assets.

During  the  fourth   quarter  of  1998  the   Corporation   introduced   a  new
interest-bearing noninsured account called the "Repo Sweep" secured by investments deposited with a correspondent bank. The account is paid a rate that is tiered and indexed to the Federal Funds rate. The account looks at checking account balances during daily processing and transfers balances above a predetermined level to the "Repo Sweep" account and during processing for the next business day the balances are transferred back. Average balances carried in "Repo Sweep" accounts during 1999 exceeded $4,000,000. The Corporation also has a similar product available to business customers with credit lines. Credit lines are accessed or paid down automatically depending on predetermined deposit balances.

MARKET RISK

The Corporation's two major categories of market risk, interest rate and equity securities risk, are discussed in the following sections.

INTEREST RATE RISK

Business risk that exists and arises from changes in interest rates is an inherent factor in operating a bank. The Corporation's assets are predominantly composed of long-term bonds, term loans with amortizations over periods up to 20 years and other long-term assets. Funding for these assets comes principally from short-term deposits: demand deposits (checking accounts), money market accounts, certificates of deposit with maturities of 1 to 60 months and regular savings accounts. When short-term funding sources, with interest rates that can change frequently, are used to fund long-term assets, with rates that change much less frequently, there is an inherent interest rate and market value risk.

Interest rate fluctuations impact the market values of the Corporation's investments, which are carried as available-for-sale securities and marked to the current market values at the end of each quarter. Rising interest rates can cause significant depreciation in the portfolio. Conversely, falling interest rates can dramatically increase the value of the portfolio. Interest rate fluctuations can also affect the loan portfolio and the Corporation's deposit base. However, those assets and liabilities are considered long-term and not available for sale, therefore, market value fluctuations are not recorded.

Two important measurements of Interest Rate Risk are the impact on net interest income and the impact on the market value of the Corporation's portfolio equity. Quantifying interest rate risk can be achieved using several methods. Many experts and regulators agree that sophisticated income simulation models provide the best way to measure and predict the effects of Interest Rate Risk. The Corporation uses such a model to calculate the Interest Rate Risk and its potential effect on net interest income and market value of portfolio equity. The simulation model is used monthly by the Corporation. Applying interest rate increases and decreases of 100, 200 and 300 basis points to earning assets and interest-bearing liabilities the model measures and projects potential changes in net interest income and calculates the discounted present value of anticipated cash flows of the assets and liabilities to arrive at a net market value under the base "most likely" and "what if" scenarios. The simulation is performed using a number of different asset and liability mix scenarios that allows management to measure on a "what if" basis.

The Corporation's Board of Directors has established parameters within which the Interest Rate Risk effects on income and market value may fall when interest rates are simulated to increase or decrease 200 basis points. The acceptable range for fluctuations in net interest income is minus 20 percent from the base most likely one-year scenario. The acceptable range for market value variance is minus 30 percent from the base most likely one-year scenario.

During the months of November and December 1999 the 30 percent parameter associated with market value variance of the securities portfolio was exceeded by about 4 percent and 8 percent, respectively. The board of Directors and management in conjunction with the ALCO committee decided to not take any action at this time to reduce the variance to acceptable levels. The plan decided upon was to wait and see if long interest rates would begin to decline between now and mid-year.

Had the Board and management decided to take corrective action there would only be two viable options available. The first would be to sell, at a significant loss, a portion of the portfolio. This option was discounted because the instruments in the portfolio causing the greatest market value loss provide a return and a spread to the cost of the underlying liabilitiies that is acceptable. The second option would be to put in place a hedge transaction that would prevent a further deterioration of market value. This option is currently being investigated.

The model used by the Corporation, Sendero, has the capability of applying the embedded options inherent in any balance sheet such as prepayments during a period of declining interest rates or runoffs of certain deposits during periods of rising rates. The model is flexible enough to allow several rates to be applied to several different balance sheet assumptions.

Table X was prepared using the Sendero model described above. The estimated change in the net interest margin was calculated based on the difference between the Corporation's estimated interest margin for the year 2000 amounting to $23,061,000 based on current interest rates as of December 31, 1999, and the hypothetical interest margin that would result from an increase or decrease in interest rates of 200 basis points. The market value of portfolio equity represents the difference between incoming and outgoing cash flows, discounted to present value, from assets, liabilities and off-balance sheet contracts. The results presented in Table X indicate that the Corporation exceeded at December 31, 1999 the Board established guideline. In 1999, updated prepayment tables were used which resulted in a greater negative impact on net interest income in the rising rate scenario and a less favorable impact on net interest income in the declining rate scenario.

The model utilized to create Table X makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates which could result in significant differences in the calculations of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

TABLE X - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

(In Thousands)                                                         Period Ending December 31, 2000
December 31, 1999  Data                                          Plus 200 Basis Points Minus 200 Basis Points
                                                        Most Likely
                                                         Forecast
                                                          Amount        Amount      % Change     Amount      % Change


 Interest Income:
     Investments                                          $24,529      $25,289         3.10    $23,694          -3.40
     Interest Bearing Due                                     457          612        33.92        303         -33.70
     Loans                                                 27,607       28,791         4.29     25,461          -7.77
     Federal Funds Sold                                         5            4       -20.00         23         360.00
----------------------------------------------------------------------------------------------------------------------
          Total Interest Income                            52,598       54,696         3.99     49,481          -5.93

 Interest Expense:
     Interest on Deposits                                  22,014       27,653        25.62     16,374         -25.62
     Interest on Borrowed Funds                             7,523        9,594        27.53      5,557         -26.13
----------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                           29,537       37,247        26.10     21,931         -25.75
----------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                       23,061       17,449       -24.34     27,550          19.47
======================================================================================================================
 Market Value of Portfolio Equity at December 31, 1999    $67,619      $41,817       -38.16    $83,250          23.12
======================================================================================================================


(In Thousands)                                                                Period Ending December 31, 1999
December 31, 1998 Data                                                Plus 200 Basis Points  Minus 200 Basis Points
                                                                 Most Likely
                                                                  Forecast
                                                                    Amount        Amount      % Change     Amount      % Change

 Interest Income:
     Investments                                                   $18,753      $20,317         8.34    $18,520          -1.24
     Interest Bearing Due                                              395          279       -29.37        114         -71.14
     Loans                                                          26,822       27,311         1.82     23,483         -12.45
     Federal Funds Sold                                                 54           44       -18.52         19         -64.81
-------------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                     46,024       47,951         4.19     42,136          -8.45

 Interest Expense:
     Interest on Deposits                                           18,415       22,197        20.54     13,693         -25.64


     Interest on Borrowed Funds                                      3,591        4,508        25.54      3,177         -11.53
-------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                    22,006       26,705        21.35     16,870         -23.34
-------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                               $24,018      $21,246       -11.54    $25,266           5.20
===============================================================================================================================
 Market Value of Portfolio Equity at December 31, 1998             $88,235      $66,909       -24.17   $110,814          25.59
===============================================================================================================================

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists of restricted stock, primarily of the Federal Home Loan Bank of Pittsburgh ("FHLB"), and investments in stocks of other banks and bank holding companies, mainly based in Pennsylvania.

FHLB stock can only be sold back to the FHLB or to another member institution at par value. Accordingly, the Corporation's investment in FHLB stock is carried at cost, which equals par value, and is evaluated for impairment. Factors that might cause FHLB stock to become impaired (decline in value on an other than temporary basis) are primarily regulatory in nature and are related to potential problems in the residential lending market; for example, the FHLB may be required to make dividend or other payments to the Financing Corporation, the Resolution Funding Corporation, or other entities, in amounts that could exceed the FHLB's total equity.

Investments in bank stocks are subject to the risk factors affecting the banking industry generally, including competition from non-bank entities, credit risk, interest rate risk and other factors that could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of its holdings in Pennsylvania banks, these investments could decline in value if there were a downturn in the state's economy.

The Corporation's management monitors its risk associated with its equity securities holdings by reviewing its holdings on a detailed, individual security basis, at least monthly, considering all of the factors described above.

Equity securities held as of December 31, 1999, 1998, and 1997 are as follows:
(In Thousands)

                                                                                               Hypothetical     Hypothetical
                                                                                                        10%              20%
                                                                                                    Decline          Decline
                                                                                        Fair      In Market        In Market
                     At December 31, 1999                                Cost          Value          Value            Value
-----------------------------------------------------------------------------------------------------------------------------

 Bank & Bank Holding Companies                                        $18,482        $26,221       $(2,622)         $(5,244)
 Federal Home Loan Bank and Other Restricted Stocks                     7,248          7,248          (725)          (1,450)
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                            $25,730        $33,469       $(3,347)         $(6,694)
=============================================================================================================================

                                                                                               Hypothetical    Hypothetical
                                                                                                         10 %            20 %
                                                                                                    Decline         Decline
                                                                                                  In Market       In Market
                    At December 31, 1998                                Cost      Fair Value          Value           Value
-----------------------------------------------------------------------------------------------------------------------------

Banks & Bank Holding Companies                                        $16,791        $31,368        $(3,137)        $(6,274)
Federal Home Loan Bank and Other Restricted Stocks                      4,574          4,574           (457)           (915)
-----------------------------------------------------------------------------------------------------------------------------
                                                                      $21,365        $35,942        $(3,594)        $(7,189)
=============================================================================================================================


                                                                                                Hypothetical    Hypothetical
                                                                                                        10 %            20 %
                                                                                                     Decline         Decline

                                                                                                   In Market       In Market
                    At December 31, 1997                                Cost      Fair Value           Value           Value
-----------------------------------------------------------------------------------------------------------------------------

Banks & Bank Holding Companies                                       $12,035         $27,909        $(2,791)        $(5,582)
Federal Home Loan Bank and Other Restricted Stocks                     4,114           4,114           (411)           (823)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                $16,149         $32,023        $(3,202)        $(6,405)
=============================================================================================================================

CAPITAL ADEQUACY

Under regulations published by the Federal Deposit Insurance Corporation and other bank regulators, a bank's capital must be divided into two tiers. The first tier consists primarily of common stock, retained earnings, surplus and noncumulative perpetual preferred stock, if any. The second tier includes the allowance for possible loan losses (limited to 1.25 percent of risk-weighted assets), cumulative preferred stock and subordinated debt and 45 percent of unrealized gains on equity investments.

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier I; the remainder may be tier II. The total (tier I and tier II) risk-based capital ratios at December 31, 1999 and 1998 were 24.73 percent and 24.60 percent, respectively.

The primary source of capital growth for Citizens and Northern Corporation is earnings. The growth of capital, excluding unrealized gains or losses on available-for-sale securities, attributable to earnings, (net of dividends), for the years ended December 31, 1999, 1998 and 1997 was 9.1 percent, 9.5 percent and 9.7 percent, respectively.

Return on average assets ( net of unrealized gains or losses on available-for-sales securities)for the periods ended December 31, 1999, 1998 and 1997, respectively was 1.71 percent, 1.77 percent and 1.66 percent. Return on average equity (excluding unrealized gains or losses on available-for-sales securities) for the same respective periods was 14.05 percent, 14.81 percent and
14.56 percent

The total capital of the Corporation at December 31, 1999, excluding net unrealized gains or losses on Available-for-Sale Securities, amounted to $85,807,000. This compares to total capital of $78,645,000 and $72,200,000 at
December 31, 1998 and 1997, respectively.

Total capital of the Corporation at December 31, 1999, 1998, and 1997, respectively, including the adjustment for unrealized gains and losses on Available-for-Sale Securities, amounted to $76,623,000, $90,567,000 and $85,535,000. The adjustment is caused by the required implementation of Statement of Financial Accounting Standards (SFAS) No. 115. This pronouncement requires that investment securities held as available-for-sale be marked-to-market on the last day of each accounting period and the adjustment, net of taxes, be included in shareholders' equity.

The leverage ratio (capital divided by total liabilities), excluding the adjustment for unrealized gains and losses on available-for-sale securities, at December 31, 1999 and 1998 was 13.6 percent and 14.2 percent, respectively. The capital to deposits ratio at the same dates was 17.1 percent and 16.5 percent, respectively.

Capital expenditures for 2000 are expected to be between $750,000 and $1,250,000. These expenditures include a satellite location to house the credit card operation and the construction of a branch in Muncy, Pennsylvania. These capital expenditures will not have a detrimental effect on the capital ratios or the results of operations.

COMPREHENSIVE INCOME

Comprehensive Income is a measure of all changes in the equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between Net Income and Comprehensive Income is termed "Other Comprehensive Income". For the Corporation, Other Comprehensive Income consists of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive Income should not be construed to be a measure of net income. The effect of Other Comprehensive Income would only be reflected in the income statement if the entire portfolio of available-for-sale securities were sold on the statement date. The amount of unrealized gains or losses reflected in Comprehensive Income may vary widely at statement dates depending on the markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Other Comprehensive Income (Loss) for the periods ended December 31, 1999, 1998, and 1997 were respectively, ($20,806,000), ($1,413,000) and
$7,568,000.

The substantial decrease in comprehensive income that occurred during 1999 when compared to 1998 and 1997 is the result of an increase in long-term interest rates. When long-term securities currently carried in the Corporation's portfolio are priced in a rising rate economy they will normally be discounted substantially. This is because they were purchased from accelerated cash flow generated during periods of lower or declining long-term rates.

YEAR 2000

The Year 2000 and the associated problems that could have occurred, came and went without any discernable problems. The MIS, Audit, and Compliance departments did a commendable job in readying the Corporation for this event. The estimated cost to the Corporation to become Y2K compliant was approximately $750,000. The costs were primarily hardware and software related and were incurred over a four-year period. Most of these costs have been capitalized and are being depreciated over 3-5 years. Determining internal programming costs would be difficult to estimate since programming efforts were spread over a four year period from 1996 through 1999. To the best of management's knowledge there are no computer applications critical to the operation of the Corporation that have not been used successfully and been found to be compliant after January 1, 2000.

INFLATION

Inflation is the increase in the price of goods or services from one period to the next and is normally measured by the change in the CPI or Consumer Price Index. Other measures include the PPI or Producer Price Index and GDP, the Gross Domestic Product. Inflation affects nearly every aspect of banking, primarily interest rates, which have been discussed in detail earlier under Interest Rate Risk. The effect of inflation impacts the purchase of goods, such as supplies, services and labor used to provide banking products to our customers. The Federal Reserve Open Market Committee raised rates three times during 1999 in an effort to maintain a noninflationary economy. At the present time the inflation rate is about 2 percent.

QUARTERLY SHARE DATA

The Corporation's stock is not traded on an established stock exchange. However, stock transactions are effected through various brokers who maintain a market in the Corporation's stock or trades are made on a person to person basis. The following table sets forth the approximate high and low sales prices of the common stock during 1999, 1997 and 1996 as furnished by brokers and other sources considered by the Corporation to be reliable.

                            1999                            1998                           1997
                                     Dividend                        Dividend                     Dividend
                                     Declared                        Declared                     Declared
                                       per                             per                           per
                   High      Low     Quarter      High       Low     Quarter     High      Low     Quarter
------------------------------------------------------------------------------------------------------------
First Quarter     35.50     33.25      0.22      36.75      33.65      0.20      26.50    24.00     0.18
Second Quarter    33.25     31.25      0.22      37.95      36.50      0.20      29.25    27.25     0.18
Third Quarter     32.50     31.00      0.22      38.50      37.00      0.20      32.25    29.50     0.18
Fourth Quarter    30.25     27.00      0.24      36.80      35.35      0.22      33.50    30.75     0.20

                                       plus                            plus                         plus
                                     1 % stock                       1 % stock                    1 % stock

COMMON STOCK AND PER SHARE DATA

--------------------------------------------------------------------------------------------------------------------------
                                                       1999            1998            1997            1996           1995
Net Income - Basic                                          $2.21           $2.13           $1.94          $1.77      $1.51
Net Income - Diluted                                        $2.20           $2.12           $1.94          $1.76      $1.51
Cash Dividends Declared                                     $0.89           $0.80           $0.72          $0.66      $0.62
Cash Dividends Declared on an Historical Basis              $0.90           $0.82           $0.74          $0.69      $0.65
Stock Dividend                                                1 %             1 %             1 %            1 %       1 %
Number of Shares Outstanding(excluding shares held in   5,153,729       5,102,028       5,063,043      5,012,332    4,962,456
treasury)
Number of Shares Used for Computation - Basic           5,205,140       5,209,640       5,215,775      5,215,740    5,215,636
Number of Shares Issued                                 5,272,239       5,220,038       5,168,354      5,117,182    5,066,516
Number of Shares Authorized                            10,000,000      10,000,000      10,000,000     10,000,000   10,000,000
Stockholders' Equity Per Share                              14.72           17.38           16.40          13.59      12.84
Stockholders' Equity Per Share (*)                          16.43           15.10           13.84          12.50      11.51
Number of stockholders at Year End                          2,321           2,300           2,182          2,119      2,027

(*) Does not include unrealized holding gains or losses on available-for-sale securities.
(a) For purposes of this computation, the number of shares outstanding, excluding shares held in treasury has been increased for the effects of the 1% stock dividend issued in January following each year-end.

Known  "market  makers"  who  handle  Citizens  &  Northern   Corporation  stock
transactions are:

F. J. MORRISSEY & CO., INC.                HOPPER SOLIDAY & COMPANY                 RYAN, BECK & COMPANY
1700 Market Street, Suite 1420             1703 Oregon Pike                         3 Parkway
Philadelphia, PA   19103-3913              Lancaster, PA   17601-6401               Philadelphia, PA   19102
(215) 563-8500                             (800) 526-6371                           (800) 342-2325

FERRIS, BAKER WATTS, INC.                  MERRILL LYNCH, PIERCE,                   SANDLER O'NEILL & PARTNERS, LP
6 Bird Cage Walk                           FENNER & SMITH, INC.                     Two World Trade Center, 104th Floor
Holidaysburg, PA   16648                   One West Third Street                    New York, NY   10048
(800) 343-5149                             Williamsport, PA   17701                 (800) 635-6851
                                           (800) 937-0769

INVESTOR INFORMATION                                                                INDEPENDENT AUDITORS

ANNUAL MEETING OF                          General shareholder inquiries            PARENTE, RANDOLPH, ORLANDO
SHAREHOLDERS                               Should be sent to:                       CAREY & ASSOCIATES
                                                                                    400 Market Street

The Annual Meeting of Shareholders         CITIZENS & NORTHERN                      Williamsport, PA   17701
will be held at the Arcadia Theatre in     CORPORATION
Wellsboro, PA, at 2:00 p.m.
Tuesday, April 20, 2000.                   90-92 Main Street, P.O. Box 58
                                           Wellsboro, PA   16901

                                           STOCK TRANSFER AGENT
                                           Citizens & Northern Bank
                                           90-92 Main Street, P.O. Box 58
                                           Wellsboro, PA   16901
                                           (800) 487-8784

FIVE YEAR SUMMARY OF OPERATIONS
     (In Thousands Except Per Share Data)

INCOME STATEMENT                                                   1999        1998         1997       1996      1995
Interest Income                                                  $48,415     $45,459      $45,642     $45,589     $43,114
Interest Expense                                                  24,571      22,693       23,312      23,451      24,477
--------------------------------------------------------------------------------------------------------------------------
Interest Margin                                                   23,844      25,766       22,330      22,138      18,637
Provision for Possible Loan Losses                                   760         763          797         701         737
--------------------------------------------------------------------------------------------------------------------------
Interest Margin After Provision for Possible Loan Losses          23,084      22,003       21,533      21,437      17,900
Other Income                                                       6,444       6,083        5,834       5,180       4,863
Securities Gains                                                   3,043       3,001        1,001         475       1,675
Other Expenses                                                    17,732      16,483       15,095      14,686      14,079
--------------------------------------------------------------------------------------------------------------------------
Income Before Income Tax Provision                                14,839      14,604       13,273      12,406      10,359
Income Tax Provision                                               3,354       3,527        3,166       3,151       2,493
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $11,485     $11,077      $10,107      $9,255      $7,866
==========================================================================================================================


BALANCE SHEET AT YEAR END
Total Securities  (1)                                            363,535     331,883     $308,988    $310,077    $301,743
Loans (Excluding Unearned Discount)                              310,892     291,003      285,426     278,597     264,182
Total Assets                                                     705,898     646,298      615,353     610,172     585,987
Total Deposits                                                   500,474     476,518      442,256     430,311     429,552
Stockholders' Equity Before Adjustment for Unrealized Gain
      or Loss on Available-for-Sale Securities                    85,507      78,645       72,200      65,826      60,025
Stockholders' Equity                                              76,623      90,567       85,535      71,593      66,977

 AVERAGE BALANCE SHEET
Total Securities (Amortized Cost)  (1)                           349,133     300,692      296,067     306,680     290,695
Loans (Excluding Unearned Discount)                              301,584     285,275      282,580     271,618     259,142
Earning Assets                                                   650,717     585,966      578,647     578,298     549,837
Total Assets                                                     680,864     626,102      608,277     604,408     566,030
Total Assets Excluding Market Value Adjustment for
      Unrealized Gain or Loss on Available-for-Sale Securities   672,999     606,163      598,370     598,813     568,700
Total Deposits                                                   483,858     448,601      435,190     429,036     414,958
Stockholders' Equity Before Adjustment for Unrealized Gain
      or Loss on Available-for-Sale Securities                    81,767      74,810       69,440      62,797      55,961
Stockholders' Equity                                              87,143      87,997       76,005      66,490      53,727

FINANCIAL RATIOS
Return on Stockholders' Equity (4)                                14.05%      14.81%       14.56%      14.74%      14.06%
Return on Stockholders' Equity (3)                                13.18%      12.59%       13.30%      13.92%      14.51%
Return on Assets (3)                                               1.69%       1.77%        1.66%       1.53%       1.39%

Stockholders' Equity to Assets (4)                                12.15%      12.34%       11.60%      10.49%       9.84%
Stockholders' Equity to Assets (3)                                12.80%      14.05%       12.50%      11.00%       9.58%
Stockholders' Equity to Loans (3)                                 28.90%      30.85%       26.90%      24.48%      20.91%
Net Income to:
      Total Interest Income                                       23.72%      24.37%       22.14%      20.30%      18.24%
      Interest Margin                                             48.17%      48.66%       45.26%      41.81%      42.21%
      Dividend as a % of Net Income                               40.39%      37.81%       37.04%      37.36%      41.01%

(1)  Includes Interest-Bearing Due from Banks and Fed Funds Sold
(2) Balance Sheet at Year End
(3) Average Balance Sheet, Including Valuation Reserve
(4) Average Balance Sheet, Excluding Valuation Reserve

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 1999 and 1998 (In Thousands, Except Per Share Data).

                                                                                                1999 Quarter Ended
                                                                              Mar. 31,      June 30,      Sept. 30,      Dec. 31,

Interest Income                                                               $11,315       $11,851        $12,536       $12,713
Interest Expense                                                                5,397         5,908          6,420         6,846
---------------------------------------------------------------------------------------------------------------------------------
Interest Margin                                                                 5,918         5,943          6,116         5,867
Provision for Loan Losses                                                         225           225            120           190
---------------------------------------------------------------------------------------------------------------------------------
Interest Margin After Provision for Possible Loan Losses                        5,693         5,718          5,996         5,677
Other Income                                                                    1,535         1,654          1,657         1,598
Securities Gains (Losses)                                                         490           568            789         1,196
Other Expense                                                                   4,253         4,401          4,564         4,514
---------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                      3,465         3,539          3,878         3,957
Income Tax Provision                                                              789           751            954           860
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $2,676        $2,788         $2,924        $3,097
=================================================================================================================================
Net Income Per Share - Basic                                                    $0.51         $0.54          $0.56         $0.59
=================================================================================================================================
Net Income Per Share - Diluted                                                  $0.51         $0.54          $0.56         $0.59
=================================================================================================================================



                                                                                                1998 Quarter Ended
                                                                             Mar. 31,      June 30,      Sept. 30,      Dec. 31,

Interest Income                                                               $11,288       $11,293        $11,561       $11,377
Interest Expense                                                                5,724         5,701          5,769         5,499
---------------------------------------------------------------------------------------------------------------------------------
Interest Margin                                                                 5,504         5,592          5,792         5,878
Provision for Loan Losses                                                         191           191            191           190
---------------------------------------------------------------------------------------------------------------------------------
Interest Margin After Provision for Possible Loan Losses                        5,313         5,401          5,601         5,688
Other Income                                                                    1,411         1,517          1,617         1,538

Securities Gains (Losses)                                                         754         1,860            235           152
Other Expense                                                                   3,937         4,089          4,154         4,303
---------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                      3,541         4,689          3,299         3,075
Income Tax Provision                                                              860         1,227            785           655
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $2,681        $3,462         $2,514        $2,420
=================================================================================================================================
Net Income Per Share - Basic                                                    $0.51         $0.66          $0.48         $0.46
=================================================================================================================================
Net Income Per Share - Diluted                                                  $0.51         $0.66          $0.48         $0.46
=================================================================================================================================

TRUST DEPARTMENT

(In Thousands)                    1999           1998            1997            1996           1995               1994

 Assets                       $320,385        $283,262        $230,149        $222,541        $181,351           $146,178
 Earnings                       $1,456          $1,288          $1,004            $852            $726               $582


 The composition of trust assets and liabilities as of December 31, 1999, 1998 and 1997 are shown in the following table:

(In Thousands)                            1999          1998            1997
 INVESTMENTS
 Bonds                                $ 85,615        $ 78,442         $70,413
 Stock                                 108,279         100,479          77,356
 Savings and Money Market Funds         18,411          19,150          14,835
 Mutual Funds                          102,635          80,361          65,331
 Mortgages                               1,003           1,066             425
 Real Estate                             3,430           3,061           1,156
 Miscellaneous                           1,012             703             633
-------------------------------------------------------------------------------
 Total                                $320,385        $283,262        $230,149
===============================================================================
 ACCOUNTS

 Estates                              $  2,256         $ 2,370         $ 3,537
 Trusts                                106,279          86,079          62,280
 Guardianships                           2,642           1,972           1,893
 Pension/Profit Sharing                127,769         113,110          86,506
 Investment Management                  81,439          79,731          75,933
-------------------------------------------------------------------------------
 Total                                $320,385        $283,262        $230,149
===============================================================================



STOCKHOLDER INQUIRIES

A copy of the Corporation's Annual Report for the year ended December 31, 1999, on Form 10-K as required to be filed with the Securities and Exchange Commission, will be furnished to a stockholder without charge upon written request to the Corporation's Treasurer at the principal office at P O Box 58, Wellsboro, PA 16901. The information is also available at the website of the Securities and Exchange Commission at www.sec.gov.

This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

DESCRIPTION OF BUSINESS

Citizens & Northern Corporation ("Corporation") is a one-bank holding company whose principal subsidiary is Citizens & Northern Bank ("Bank").

The Bank is a Pennsylvania banking institution that was formed pursuant to the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda on October 1, 1971. In May of 1972, the Bank merged with the First National Bank of Ralston and on October 1, 1977, merged with the Sullivan County National Bank. Then on January 1, 1984 the Bank merged with the Farmers National Bank of Athens. On May 1, 1990, The First National Bank of East Smithfield merged with the Bank. The Bank has held its current name since May 6, 1975, at which time the Bank changed its charter from a National bank to a Pennsylvania bank. The Bank's principal office is located in Wellsboro, Pennsylvania. On December 31, 1999 the Bank had total assets of $688,978,000, total deposits of $500,474,000 and total loans outstanding of $310,921,000.

The Bank provides an extensive range of banking services, including interactive internet banking, checking accounts, savings accounts, certificates of deposit, money market accounts, personal, commercial and installment loans and such types of deposits and other loans that are common to a full service bank of its size and structure. The Bank also maintains a trust division that provides full range of financial fiduciary services.

The Corporation also owns two subsidiaries, Bucktail Life Insurance Company, which provides credit life and accident and health insurance on behalf of the Bank and Citizens & Northern Investment Corporation whose primary function is to hold equity investments. The total assets and income generated by Bucktail Life Insurance Company and Citizens & Northern Investment Corporation is insignificant in relation to the total business of the Corporation.

The main office of the Bank is located at 90-92 Main Street, Wellsboro, Pennsylvania. The Bank has a total of sixteen (16) banking offices; all located in the Pennsylvania counties of Bradford, Lycoming, Sullivan and Tioga. The Bank owns all such properties. There are no encumbrances against any of the Bank's properties.

As of December 31, 1999, the Bank had a total of 213 full-time equivalent employees. The Bank provides a variety of employee benefits and considers its relationship with its employees to be good.

All phases of the Bank's business are competitive. The Bank primarily competes in the market area composed of Tioga and Bradford counties and portions of Lycoming and Sullivan counties. The Bank competes with approximately 15 commercial banks, including local commercial banks headquartered in our market area as well as other commercial banks with branches in the Bank's market area. Some of the banks that have branches in the Bank's market area are larger in overall size than the Bank. The Bank, along with other commercial banks, competes with respect to its lending activities as well as in attracting demand and savings deposits with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.

The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

                         CITIZENS & NORTHERN CORPORATION
                                       And
                            CITIZENS & NORTHERN BANK

BOARD OF DIRECTORS                                                                                            DIRECTORS EMERITI

Dennis F. Beardslee           Susan E. Hartley                Robert J. Murphy                R. James Dunham
Owner, Terrace Lanes          Attorney at Law                 Retired, formerly Attorney      President,
 Bowling Center                                                In law firm of Davis, Murphy,  R. J. Dunham, Inc.
                              Karl W. Kroeck                   Niemiec & Smith                 Department Store
J. Robert Bower               Farmer
Pharmacist                                                    Edward H. Owlett, III           William K. Francis
                              Edward L. Learn                 Attorney in law firm of         Retired, formerly
R. Robert DeCamp              Owner of Learn Hardware &        Owlett & Lewis , P.C.           Chairman of the Board
President of                   Building Supply
 Patterson Lumber Co., Inc.                                   F. David Pennypacker            John H. Macafee
                              Craig G. Litchfield             Certified Public Accountant,    Retired, formerly operator of
Adelbert E. Eldridge          Chairman of the Board,           Formerly in firm of             Mapoval Farms, Inc.
Retired Regional Director of   President and Chief Executive   Pennypacker & Gooch, P.C.
 Susquehanna Region of         Officer

 Pennsylvania Electric Co.                                    Leonard Simpson
                              Lawrence F. Mase                Attorney at Law
R. Bruce Haner                Retired, formerly
Inventory Control Manager,     President of Mase's Inc.       Donald E. Treat
 Williams Auto Group,                                         Retired, formerly owner
 Formerly owner of Haner's                                     Of Treat Hardware
 Auto Sales





                                       54


                                 ADVISORY BOARDS

ATHENS & SAYRE                    ELKLAND                        MANSFIELD                             TROY
Terry R. Depew                    Scott A. Keck                  Robin K. Carleton                     Mark C. Griffis
Stephan W. Bowen                  Eric L. Beard                  Gary Ray Butters                      Dennis F. Beardslee
Warren J. Croft                   John C. Kenyon                 David Kurzejewski                     Roy W. Cummings, Jr.
Max P. Gannon                     Edward L. Learn                John F. Wise, Jr.                     J. Robert Garrison
R. Bruce Haner                                                                                         Gregory W. Powers
Susan E. Hartley                  KNOXVILLE                      RALSTON
George D. Howell                  Mary Rose Sacks                Daniel P. Clark                       WELLSBORO
Wayne E. Lowery                   Gerald L. Bliss                George E. Bittner                     Richard L. Wilkinson
John H. Macafee                   Grant Gehman                   William W. Brooks, III                Donald R. Abplanalp
Laurance A. Reagan, Jr.           Karl W. Kroeck                 Richard T. Demitras                   J. Robert Bower
David Rosenbloom                  William W. Roosa                                                     R. Robert DeCamp
                                                                 TIOGA                                 R. James Dunham
DUSHORE                           LAPORTE                        Lois C. Wood                          Jan E. Fisher
Helen W. Ferris                   Randy R. Meckes                John E. Brackley                      Edward H. Owlett, III
Ronald A. Gutosky                 Kenneth F. Fry                 C. Frederick LaVancher                F. David Pennypacker
Robert P. Henderson, Jr.          Marvin L. Higley               Leisa L. LaVancher
Leo F. Lambert                    Walter B. Neidig               Donald E. Treat                       WYSOX
Dennis K. McCarty                 Leonard Simpson                                                      Debra S. Kithcart
Kerry A. Meehan                                                  TOWANDA & MONROETON                   Lucille P. Donovan
                                  LIBERTY                        James E. Parks                        Robert L. Fulmer
EAST SMITHFIELD                   Ann L. Yuscavage               Jeffery E. Aeppli                     Mark W. Smith
Peggy A. Brown                    Lyle R. Brion                  James A. Bowen                        Walter E. Warburton, Jr.
Roy L. Beardslee                  Gary Dinnison                  Adelbert E. Eldridge
Laurence R. Kingsley              Lawrence F. Mase               Robert J. Murphy
Liston D. Pepper                  Ray E. Wheeland                Jeffrey A. Smith
Bennett R. Young                                                 James E. Towner
                                                                 Deborah J. Weisbrod

           OPERATIONS                                                C & N FINANCIAL SERVICES
       90-92 MAIN STREET                                                   CORPORATION
      WELLSBORO, PA 16901                                              INSURANCE MARKETING
          570-724-3411                                                       DIVISION
                                                                        90-92 MAIN STREET
Craig G. Litchfield               Chairman, President and              WELLSBORO, PA 16901
                                    Chief Executive Officer               570-724-3411
Brian L. Canfield                 Senior Executive Vice
                                  President and
                                    Branch System Administrator      Thomas L. Rudy, Jr             Vice President
Matthew P. Prosseda               Executive Vice President and
                                    Commercial Loan Coordinator      MANAGEMENT INFORMATION
                                                                             SYSTEMS
Kathleen M. Osgood                Corporate Secretary                  90-92 MAIN STREET
Robert E. Bolt                    Assistant Vice President             WELLSBORO, PA 16901
Jeffrey B. Osgood                 Assistant Vice President and            570-724-3411
                                    Personnel Officer

Sandra G. Andrews                 Assistant Cashier               Robert W. Anderson             Executive Vice President
Sandra A. Parulas                 Training Officer                                                 Management Information System
                                                                  James H. Shelmire              Senior Systems Analyst
                                                                  Rick J. Cisco                  Senior Systems Analyst
        428 MAIN STREET

       TOWANDA, PA 18848                                              AUDIT and COMPLIANCE
          570-265-6171                                                  90-92 MAIN STREET
                                                                       WELLSBORO, PA 16901
James W. Seipler                  Executive Vice President and            570-724-3411
                                    Treasurer

Klas G. Anderson                  Assistant Vice President        Russell H. Bauman              Vice President and Auditor
Joseph A. Snell                   Assistant Controller            Shawn M. Schreck               Assistant Vice President,
                                                                                                 Compliance

Joan L. Grenell                   Assistant Vice President                                         Officer and Security Officer
Harold F. Hoose, III              Assistant Vice President        Glenda R. Marzo                Assistant Auditor
  TRUST & FINANCIAL SERVICES

            DIVISION

       90-92 MAIN STREET                                                BANKCARD SERVICES
      WELLSBORO, PA 16901                                               90-92 MAIN STREET
         1-800-487-8784                                                WELLSBORO, PA 16901
        428 MAIN STREET                                                  1-800-676-6639

       TOWANDA, PA 18848

         1-888-987-8784                                           Eileen K. Ranck                Bankcard Manager
                                                                  Carl M. Chambers               Assistant Vice President
Thomas L. Briggs                  Executive Vice President and    Nathan L. Davis                Assistant Cashier, Bankcard
                                                                                                 Manager
                                    Senior Trust Officer                                           Sales

Deborah E. Scott                  Executive Vice President and
                                    Senior Trust Officer             BOOKKEEPING DEPARTMENT

Nicholas Helf, Jr                 Vice President and Employee           90-92 MAIN STREET
                                    Benefit Officer                    WELLSBORO, PA 16901
Linda L. Kriner                   Vice President and Trust               1-800-726-2265
                                  Officer

Larry D. Alderson                 Trust Officer
Darla G. Krotzer                  Employee Benefit Sales Officer  Karen L. Keck                  Bookkeeping Manager
Rhonda J. Litchfield              Trust Investment Officer
Philip A. Prough                  Trust Officer                         INTERNET BANKING
Mary J. Wood                      Trust Officer                         90-92 MAIN STREET
James D. Butters                  Assistant Trust Officer              WELLSBORO, PA 16901
                                                                          570-724-3411

      MARKETING DEPARTMENT
       90-92 MAIN STREET                                          Shelly L. D'Haene              Internet Banking Coordinator
      WELLSBORO, PA 16901
         570-724-3411

Michelle M. Karas                 Assistant Vice President and
                                    Marketing Coordinator



BRANCH OFFICES

428 S MAIN STREET                                                ROUTE 220
ATHENS, PA  18810                                                MONROETON, PA  18832
570-888-2291                                                     570-265-2157

Terry R. Depew                    Vice President                 THOMPSON STREET
Kathy L. Griffis                  Assistant Cashier              RALSTON, PA 17763
Virginia L. Reap                  Assistant Cashier              570-995-5421

111 MAIN STREET                                                  Daniel P. Clark                 Assistant Vice President
DUSHORE, PA  18614                                               William C. Holmes               Assistant Cashier
570-928-8124

                                                                 503 N ELMIRA STREET
Helen W. Ferris                   Assistant Vice President       SAYRE, PA  18840
Brenda B. Whiteley                Assistant Cashier              570-888-2220

MAIN STREET                                                      Stephan W. Bowen                Assistant Vice President
EAST SMITHFIELD, PA  18817                                       Marcella J. Chaykosky           Assistant Cashier
570-596-3131

                                                                 41 MAIN STREET
Peggy A. Brown                    Assistant Vice President       TIOGA, PA  16946
Sandra J. McNeal                  Assistant Cashier              570-835-5236

104 MAIN STREET                                                  Lois C. Wood                    Assistant Vice President
ELKLAND, PA  16920                                               Joan F. Johnson                 Assistant Cashier
814-258-5111

                                                                 428 MAIN STREET
Scott A. Keck                     Vice President                 TOWANDA, PA  18848
Roberta C. Heck                   Assistant Cashier              570-265-6171

102 E MAIN STREET                                                James E. Parks                  Vice President
KNOXVILLE, PA  16928                                             Valerie W. Kinney               Assistant Vice President
814-326-4151

                                                                 COURTHOUSE SQUARE

Mary Rose Sacks                   Assistant Vice President       TROY, PA  16947
Lynette M. Burrous                Assistant Cashier              570-297-2159

MAIN STREET                                                      Mark C. Griffis                 Vice President
LAPORTE, PA  18626                                               David S. Schucker               Assistant Vice President
570-946-4011                                                     Janet R. Ordway                 Assistant Cashier

Randy R. Meckes                   Vice President                 90-92 MAIN STREET
Linda M. Etzel                    Assistant Cashier              WELLSBORO, PA  16901
                                                                 570-724-3411

MAIN STREET

LIBERTY, PA  16930                                               Richard L. Wilkinson            Vice President
570-324-2331                                                     Kim L. Miller                   Vice President
                                                                 Jan L. Southworth               Assistant Vice President
Ann L. Yuscavage                  Vice President                 Leonard Mitchell, Iii           Assistant Cashier
Joan M. Blackwell                 Assistant Cashier              Donna J. Emmick                 Assistant Cashier

1085 S MAIN STREET                                               ROUTE 6
MANSFIELD, PA  16933                                             WYSOX, PA  18854
570-662-1111                                                     570-265-5016

Robin K. Carleton                 Assistant Vice President       Debra S. Kithcart               Assistant Vice President
                                                                 Jeffery E. Aeppli               Assistant Vice President

                    CITIZENS & NORTHERN CORPORATION OFFICERS

Craig G. Litchfield        James W. Seipler     Kathleen M. Osgood
Chairman of the Board,     Treasurer            Corporate Secretary
 President and Chief
 Executive Officer


              CITIZENS & CORPORATION
Athens/Dushore/East Smithfield/Elkland/Knoxville
Laporte/Liberty/Mansfield/Monroeton/Ralston/Sayre/Tioga
Towanda/Troy/Wellsboro/Wysox/Member FDIC

                                       58