Form 10-Q
period 2000-03-31
CITIZENS & NORTHERN CORP
filed 2000-05-12
CIK 810958

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three-month period ended  March 31, 2000


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

Title                                           Outstanding
Common  Stock ( $1.00 par value)     5,205,492 Shares Outstanding May 11, 2000

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - March 31, 2000 and
December 31, 1999                                            Page  3

Consolidated Statement of Income - Three Months Ended
March 31, 2000 and March 31, 1999                            Page  4

Consolidated Statement of Cash Flows - Three Months Ended
March 31, 2000 and March 31, 1999                            Page  5

Notes to Consolidated Financial Statements                   Pages 6 and 7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                Pages 8 through  17

Item 3.  Information About Market Risk                       Pages 18  And 19

Part II.  Other Information                                  Page  20

Signatures                                                   Page  21

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Data)

                                                                                       March 31,         December 31,
                                                                                         2000                1999
                                                                                       ---------         ------------
ASSETS                                                                                (Unaudited)          (Note)
Cash & Due From Banks                                                                     $11,295           $15,337
Interest Bearing Deposits                                                                   2,409             2,726
Available-for-Sale Securities:
  U.S. Treasury Securities                                                                  2,484             2,498
  Securities of Other U.S. Government Agencies                                            121,965           116,691
  Mortgage Backed Securities                                                              104,647           107,816
  Obligations of States and Municipal Subdivisions                                         78,633            76,748
  Other Securities                                                                         52,766            55,176
                                                                                 -----------------------------------
    Total Available-for-Sale Securities                                                   360,495           358,929
Held-to-Maturity Securities:
  U.S. Treasury Securities                                                                    615               617
   Securities of Other U.S. Government Agencies                                             1,045               949
  Mortgage Backed Securities                                                                  303               314
                                                                                 -----------------------------------
    Total Held-to-Maturity Securities                                                       1,963             1,880
Loans:
  Loans to Political Subdivisions                                                          11,943            12,466
  Other Loans                                                                             300,094           298,455
                                                                                 -----------------------------------
     Total Loans                                                                          312,037           310,921
     Less - Allowance for Possible Loan Losses                                            (5,146)           (5,131)
                  Unearned Income                                                            (27)              (29)
                                                                                 -----------------------------------
              Loans, Net                                                                  306,864           305,761
Bank Premises and Equipment                                                                 8,442             7,992
Other Real Estate                                                                             389               310
Accrued Interest on Bonds and Loans                                                         4,732             5,066
Other Assets                                                                                7,562             7,897
                                                                                 -----------------------------------
TOTAL ASSETS                                                                             $704,151          $705,898
                                                                                 ===================================
LIABILITIES
Deposits:
  Demand                                                                                  $63,615           $67,200
  Interest Checking                                                                        35,762            39,077
  Money Market                                                                            128,752           126,994
  Savings                                                                                  46,131            45,420
  Other Time                                                                              222,628           221,783
                                                                                 -----------------------------------
     Total Deposits                                                                       496,888           500,474
Dividends Payable                                                                           1,249             1,237
Short - Term Borrowings                                                                    99,124            89,036
Long - Term Borrowings                                                                     25,620            35,025
Other Liabilities                                                                           4,030             3,503
                                                                                 -----------------------------------
TOTAL LIABILITIES                                                                         626,911           629,275
                                                                                 ===================================
SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share
  Authorized 10,000,000; Issued 5,324,962                                                   5,325             5,272
  and 5,272,239  in 2000 and 1999, respectively
Stock Dividend Distributable                                                                                  1,437
Paid in Capital                                                                            18,891            17,355
Retained Earnings                                                                          63,768            62,886
                                                                                 -----------------------------------
   Total                                                                                   87,984            86,950
                                                                                 -----------------------------------
Accumulated Other Comprehensive Income (Loss)                                             (9,304)           (8,884)
Less: Treasury Stock at Cost
   119,470  shares at March 31, 2000                                                      (1,440)
   118,510  shares at December 31,1999                                                                      (1,443)
                                                                                 -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                 77,240            76,623
                                                                                 -----------------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                                 $704,151          $705,898
                                                                                 ===================================

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except Per Share Data)              (Unaudited)

                                                                                            3 Months Ended
                                                                                       March 31,       March 31,
                                                                                          2000           1999
                                                                                       ---------       ---------

 INTEREST INCOME
   Interest and Fees on Loans                                                            $6,508          $6,313
   Interest on Balances with Depository Institutions                                         25               5
   Interest on Loans to Political Subdivisions                                              163             117
   Interest on Federal Funds Sold                                                             6               5
   Income from Available-for-Sale and
      Held-to-Maturity Securities:
      Taxable                                                                             4,679           3,494
      Tax Exempt                                                                          1,114           1,114
      Dividends                                                                             362             267
                                                                                 -------------------------------
   Total Interest and Dividend Income                                                    12,857          11,315
 INTEREST EXPENSE
   Interest on Deposits                                                                   5,413           4,529
   Interest on Short-Term Borrowings                                                      1,060              79
   Interest on Long-Term Borrowings                                                         672             789
                                                                                 -------------------------------
   Total Interest Expense                                                                 7,145           5,397
                                                                                 -------------------------------
   Interest Margin                                                                        5,712           5,918
   Provision for Possible Loan Losses                                                       226             225
                                                                                 -------------------------------
   Interest Margin After Provision for Possible Loan Losses                               5,486           5,693

 OTHER INCOME
   Service Charges on Deposit Accounts                                                      268             270
   Service Charges and Fees                                                                  51              69
   Trust Department Income                                                                  401             370
   Insurance Commissions, Fees and Premiums                                                  80             133
   Fees Related to Credit Card Operation                                                    465             665
   Other Operating Income                                                                    93              28
                                                                                 -------------------------------
   Total Other Income Before Realized Gains on Securities, Net                            1,358           1,535
    Realized Gains on Securities, Net                                                        15             490
                                                                                 -------------------------------
   Total Other Income                                                                     1,373           2,025
OTHER EXPENSES
   Salaries and Wages                                                                     1,829           1,561
   Pensions and Other Employee Benefits                                                     487             471
   Occupancy Expense, Net                                                                   253             233
   Furniture and Equipment Expense                                                          253             209
   Expenses Related to Credit Card Operation                                                191             576
   Pennsylvania Shares Tax                                                                  181             181
   Other Operating Expense                                                                1,015           1,022
                                                                                 -------------------------------
   Total Other Expenses                                                                   4,209           4,253
                                                                                 -------------------------------
   Income Before Income Tax Provision                                                     2,650           3,465
   Income Tax Provision                                                                     501             789
                                                                                 -------------------------------
NET INCOME                                                                               $2,149          $2,676
                                                                                 ===============================
PER SHARE DATA:
Net Income - Basic                                                                        $0.41           $0.51
Net Income - Diluted                                                                      $0.41           $0.51
                                                                                 -------------------------------
Dividend Per Share                                                                        $0.24           $0.22
                                                                                 -------------------------------
Number Shares Used in Computation - Basic                                             5,205,314       5,204,919
Number Shares Used in Computation - Diluted                                           5,207,547       5,212,264
Number Shares Issued                                                                  5,324,962       5,272,239
Number Shares Authorized                                                             10,000,000      10,000,000
                                                                                 -------------------------------
Dividends Actually Paid                                                                   $0.24           $0.22
                                                                                 -------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS                                                              Three Months Ended
(In Thousands)                               (Unaudited)                                March 31, 2000        March 31, 1999
                                                                                        --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                                  $2,149                 $2,676
  Adjustments to Reconcile Net Income to
        Net Cash Provided by Operating  Activities

    Provision for Possible Loan Losses                                                           226                    225
    Realized Gain on Securities, Net                                                             (15)                  (490)
    Realized Gain on Sale of Foreclosed Assets                                                   (34)                     -
    Provision for Depreciation                                                                   263                    215
    Accretion and Amortization                                                                  (592)                  (385)
    Deferred Income Tax                                                                           28                   (151)
    (Decrease) Increase in Accrued Interest
       Receivable and Other Assets                                                               668                   (678)
    Increase in Accrued Interest Payable and
       Other Liabilities                                                                         726                  1,963
----------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                                  3,419                  3,375
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the Maturity of Held-to-Maturity Securities                                       12                    282
  Purchase of Held-to-Maturity Securities                                                        (96)                  (254)
  Proceeds from Sales of Available-for-Sale Securities                                           864                  3,639
  Proceeds from Maturities of Available-for-Sale Securities                                    3,112                 16,770
  Purchase of Available-for-Sale Securities                                                   (5,435)               (40,109)
  Net Increase in Loans                                                                       (1,643)                (2,636)
  Purchase of Premises and Equipment                                                            (713)                  (340)
  Proceeds from the Sale of Foreclosed Assets                                                    269                     62
----------------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                                  (3,630)               (22,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                                         (3,586)                 2,812
  Increase in Short-Term Borrowings                                                           10,088                 17,853
  Repayments of Long-Term Borrowings                                                          (9,405)                    (5)
  Proceeds from the Sale of Treasury Stock                                                         4                     14
  Dividends Declared                                                                          (1,249)                (1,134)
----------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Financing Activities                                       (4,148)                19,540
(DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS                                             (4,359)                   329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               $18,063                $16,128
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $13,704                $16,457
============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest Paid                                                                               $5,810                 $4,412
============================================================================================================================
  Income Taxes Paid                                                                             $475                   $796
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION.

The financial information included herein, with the exception of the Consolidated Balance Sheet dated December 31, 1999, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Results reported for the three-month period ended March 31, 2000 might not be indicative of the results for the year ended December 31, 2000.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2.  PER SHARE DATA

    Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflect the retroactive effect of stock dividends for all periods presented. The following data show the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options. The dilutive effect of stock options is computed as the weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.

                                                                                              Weighted-       Earnings
                                                                             Net               Average          Per
                                                                            Income          Common Shares      Share
                                                                            ------          -------------     --------
    Quarter Ended March 31, 2000
    Earnings per share - basic                                             $2,149,000         5,205,314        $0.41
    Dilutive effect of stock options                                                              2,233
    -----------------------------------------------------------------------------------------------------------------
    Earnings per share - diluted                                           $2,149,000         5,207,547        $0.41
    =================================================================================================================
    Quarter Ended March 31, 1999
    Earnings per share - basic                                             $2,676,000         5,204,919        $0.51
    Dilutive effect of stock options                                                              7,345
    -----------------------------------------------------------------------------------------------------------------
    Earnings per share - diluted                                           $2,676,000         5,212,264        $0.51
    =================================================================================================================

3.  COMPREHENSIVE INCOME

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

    Comprehensive income is calculated as follows:

    (In Thousands)                                                                  Quarters Ended March 31,
                                                                                --------------------------------
                                                                                          2000            1999
                                                                                          ----            ----
    Net Income                                                                           $2,149          $2,676
    Other Comprehensive Income :
         Unrealized holding gains (losses) on available-for-sale securities
             Losses arising during the period                                              (623)         (3,927)
              Reclassification adjustment                                                   (15)           (490)
                                                                                --------------------------------
    Other comprehensive loss before income tax                                             (638)         (4,417)
    Income tax related to other comprehensive loss                                          217           1,501
                                                                                --------------------------------
    Other comprehensive loss                                                               (421)         (2,916)
                                                                                --------------------------------
    Comprehensive Income (loss)                                                          $1,728           ($240)
                                                                                ================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and future expectations of the Corporation, are generally identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or occurrences is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in : interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. government, including policies of the
U. S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

Net after-tax income for the three-month period ended March 31, 2000 amounted to $2,149,000 or $.41 per share (on a basic and diluted basis). This compares to $2,676,000 or $.51 per share (on a basic and diluted basis) for the same period in 1999. Net income for the three month period ended December 31, 1999 amounted to $3,096,000 or $.59 per share (on a basic and diluted basis). Total assets at March 31, 2000, December 31, 1999 and March 31, 1999, respectively, totaled $704,151,000, $705,898,000 and $665,909,000.

Earnings, excluding investment security gains, net of tax for the three-month periods ended March 31, 2000, December 31, 1999 and March 31, 1999, per common share (basic and diluted) would have amounted to $.41, $.44 and $.45, respectively.

Results for the first three months of 2000, were slightly less than budgeted expectations. This was due primarily to the lack of realized gains on equity investments. Management and the Board of Directors decided that it would not be prudent to sell equity investments under current market conditions, especially those in the financial sector. There will be continued pressure on the net interest margin as the Fed continues to raise short-term interest rates and it will probably impact earnings for the remainder of 2000. It should be emphasized that although earnings will be slightly lower they will still be substantial and are being compared to prior periods that were exceptional under much better interest rate structures.

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

Management's discussion of the net interest margin includes references to 4th quarter 1999 information that is not presented in this Form 10-Q. Summarized financial data for the 4th quarter 1999 is included in the 1999 Annual Report, which was incorporated by reference into the 1999 Form 10-K.

THREE-MONTH PERIODS ENDED MARCH 31, 2000, DECEMBER 31, 1999 AND MARCH 31, 1999.

Net interest income for the three-month period ended March 31, 2000 decreased $206,000 or 3.5 percent when compared to the same period in 1999 and $155,000 or
2.6 percent compared to the quarter ended December 31, 1999. Respectively, gross interest income for the periods ended March 31, 2000 and December 31, 1999 and March 31, 1999 amounted to $12,857,000, $12,713,000, and $11,315,000. Gross interest expense for the same respective periods amounted to $7,145,000 and $6,846,000, and $5,397,000. The interest rate spread, as presented in Table I for the current three-month period was 2.46 percent; the interest rate spread for the same period last year was 3.18 percent. The interest rate spread for the quarter ended December 31, 1999 was approximately 2.56 percent.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Average assets did increase appreciably between the comparable periods. Average assets for the current three-month period were $703,234,000 and $643,726,000 for the three-month period ended March 31, 1999. The growth between the periods was due primarily to an increase in average deposits of $24,533,000 or 5.2 percent. Also contributing to the growth was an increase in average borrowed funds, including Customer Repo accounts, of $49,232,000. Average total assets for the quarter ended December 31, 1999 were $690,332,000.

The volume of average interest-bearing assets increased from $605,863,000 for the quarter ended March 31, 1999 to $689,116,000 for the current quarter, an increase of 13.7 percent. Average interest-bearing liabilities amounted to $499,138,000 for the quarter ended March 31, 1999 and $570,729,000 for the current quarter, an increase of 14.3 percent. Average interest-bearing assets and liabilities did not change significantly between the quarter ended December 31, 1999 and March 31, 2000.

The increase in earning assets was primarily in the investment portfolio, which increased 20.1 percent or $63,188,000, with the largest increase in U. S. Government Agency issues. Average total loans increased $20,065,000 or 6.9 percent. Loan categories that increased were mortgage loans and municipal loans. Mortgage loans increased $16,930,000 and municipal loans increased $4,056,000. Other loan categories remained relatively flat.

The increase in interest-bearing liabilities was primarily the more expensive deposit categories: Money Market accounts, Certificates of Deposit and borrowed funds. Money Market accounts increased $16,692,000 or 13.2 percent and Certificates of Deposit increased $5,179,000 or 3.7 percent. Borrowed funds increased $49,232,000.

The average rate earned on interest-bearing assets for the quarter ended March 31, 2000 was 7.50 percent; this compares to 7.57 percent for the same period in 1999. The quarter ended December 31, 1999 approximated that of the first quarter of 2000. The small change in rates between the periods is reflective of the amount of time it takes cash flows from maturing assets to reprice. This is due primarily to the slow down in prepayment speeds of mortgages in the loan portfolio and mortgage-backed securities in the investment portfolio.

On the liability side of the balance sheet interest-bearing liabilities mature and are repriced at a much faster rate. The average rate paid on interest-bearing liabilities for the quarter ended March 31, 2000 was 5.04 percent. This compares to an average rate of 4.39 percent for the same period in 1999. The average rate for the 4th quarter of 1999 was about 4.84 percent. The average rate paid on Money Market Accounts during the 1st quarter of 2000 was
5.08 percent, during the same period in 1999 the rate paid 4.14 percent. This represents an increase of 94 basis points. The average rate paid on borrowed funds also increased substantially between the quarters being compared. During the 1st quarter of 2000 the average rate paid was 5.65 percent. This compares to an average rate of 4.73 percent for the same period in 1999. Rates paid on the balance of interest-bearing liabilities did not increase significantly.

The difference in the period of time it takes assets and liabilities to reprice causes the net interest margin and the corresponding earnings in a rising rate environment to be depressed for a period of time. The amount of time it takes for the net interest margin and net spread to align themselves is approximately 18 months assuming no change in the short-term rate structure.

Management expects a further decline in the net interest spread and net interest income in the short run as the Federal Reserve Open Market Committee is expected to again increase interest rates at its May meeting.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE I - ANALYSIS OF AVERAGE BALANCES AND RATES

                                                                         Rate of                    Rate of               Rate of
(In Thousands)                                                           Return/                    Return/               Return/
                                                                         Cost of         Year       Cost of               Cost of
                                                                         Funds          Ended       Funds                 funds
EARNING ASSETS                                               03/31/00       %          12/31/99        %         03/31/99    %
                                                             --------    -------       --------     -------      -------- -------
Available-for-Sale Securities:
   U. S. Treasury Securities                              $     2,514        6.40  $       2,510        5.90  $     2,511     6.14
   Securities of Other U.S. Government Agencies and
     Corporations                                             131,628        7.07        101,205        6.92       65,682     6.82
   Mortgage Backed Securities                                 110,283        6.82        117,902        6.61      126,346     6.53
   Obligations of States and Political Subdivisions            80,967        5.53         80,970        5.58       78,449     5.76
   Stock                                                       26,299        5.54         22,288        5.42       21,601     5.01
   Other Securities                                            21,205        8.06         20,948        6.47       16,825     6.92
----------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                     372,896        6.61        345,823        6.37      311,414     6.31
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                      635        5.70            615        5.53          600     5.41
   Securities of Other U. S. Government Agencies and            1,026        6.66            895        6.48          799     7.11
   Corporations
   Mortgage Backed Securities                                     306        7.89            368        7.34          416     7.80
----------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                         1,967        6.54          1,878        6.34        1,815     6.70
-----------------------------------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                2,323        4.33            566        5.30          794     2.55
Federal Funds Sold                                                438        5.51            866        4.85          413     4.91
Loans:
   Real Estate Loans                                          248,822        8.54        240,951        8.56      231,892     8.75
   Consumer                                                    28,688       10.61         28,982       10.94       29,885    11.32
   Agricultural                                                 1,986        9.52          1,961        9.89        1,975    10.88
   Commercial/Industrial                                       18,687        8.63         19,271        8.25       18,548     8.83
   Other                                                          859        7.96            714        7.70          743     7.64
   Political Subdivisions                                      12,258        5.35          9,499        5.70        8,202     5.79
   Leases                                                         192        4.19            206        6.31          182     6.68
----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                               311,492        8.61        301,584        8.68      291,427     8.95
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                      689,116        7.50        650,717        7.44      605,863     7.57
----------------------------------------------------------------------------------------------------------------------------------

Cash                                                           10,077                     14,028                   12,699
Securities Valuation Reserve                                  (12,858)                     7,865                   17,307
Allowance for Possible Loan Losses                             (5,097)                    (5,083)                  (4,894)
Other Assets                                                   13,725                      5,509                    5,220
Bank Premises & Equipment                                       8,271                      7,828                    7,531
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                  703,234                    680,864                  643,726
==================================================================================================================================

INTEREST-BEARING LIABILITIES
Interest Checking                                              36,594        2.70         37,248        2.27       36,414     2.15
Money Market                                                  142,328        5.08        131,741        4.34      125,636     4.14
Savings                                                        45,516        2.49         46,643        2.48       46,161     2.48
Certificates of Deposit                                       144,179        5.35        139,916        5.24      139,000     5.32
Individual Retirement Accounts                                 77,311        6.02         75,882        5.21       76,433     4.97
Other Time Deposits                                             1,449        3.33          1,641        2.68        1,374     2.95
Federal Funds Purchased                                         3,926        5.53          6,085        4.91        6,322     4.94
Other Borrowed Funds                                          119,426        5.65         97,585        5.35       67,798     4.73
----------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                            570,729        5.04        536,741        4.58      499,138     4.39
Demand Deposits                                                50,340                     50,787                   48,166
 Other Liabilities                                              5,313                      6,193                    6,090
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                           626,382                    593,721                  553,394
Stockholders' Equity                                           85,013                     81,767                   78,909
----------------------------------------------------------------------------------------------------------------------------------
Securities Valuation Reserve                                  (8,161)                      5,376                   11,423
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
   Equity                                                 $   703,234              $     680,864              $   643,726
==================================================================================================================================
Interest Rate Spread                                                         2.46                       2.86                  3.18
==================================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE II - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE


                                                                                Three-month Periods Ended March 31, 2000/1999
                                                                                ---------------------------------------------
(In Thousands)                                                                  Change in       Change in              Total
                                                                                  Volume           Rate               Change
                                                                                ---------       ---------             ------
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                                   $         -      $        2        $          2
   Securities of Other U.S. Government Agencies and Corporations                     1,157              51               1,208
   Mortgage Backed Securities                                                         (282)            117                (165)
   Obligations of States and Political Subdivisions                                      -               -                  -
   Stock                                                                                62              33                  95
   Other Securities                                                                     83              55                 138
-------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                                            1,020             258               1,278
-------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities
   U. S. Treasury Securities                                                             -               1                   1
   Securities of Other U.S. Government Agencies and Corporations                         4              (1)                  3
   Mortgage Backed Securities                                                           (2)              -                  (2)
-------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                                  2               -                   2
-------------------------------------------------------------------------------------------------------------------------------
Interest-bearing Due from Banks                                                         15               5                  20
Federal Funds Sold                                                                       -               1                   1
Loans:
   Real Estate Loans                                                                   358             (79)                279
   Consumer                                                                            (33)            (44)                (77)
   Agricultural                                                                          -              (6)                 (6)
   Commercial/Industrial                                                                 3              (6)                 (3)
   Other                                                                                 2               1                   3
   Political Subdivisions                                                               53              (7)                 46
   Leases                                                                                -              (1)                 (1)
-------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                        383            (142)                241
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                                1,420             122               1,542
-------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Interest Checking                                                                        1              52                  53
Money Market                                                                           185             330                 515
Savings                                                                                  -               -                   -
Certificates of Deposit                                                                 69              26                  95
Individual Retirement Accounts                                                          11             209                 220
Other Time Deposits                                                                      1               1                   2
Federal Funds Purchased                                                                (35)             12                 (23)
Other Borrowed Funds                                                                   699             187                 886
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                                 930             818               1,748
-------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                          $         490      $     (696)       $       (206)
===============================================================================================================================

The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Allowance for Possible Loan Losses is an allowance established by management and the Board of Directors, which they believe will absorb existing loan losses, based on management's assessment of the quality and volume of the loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.

The quarterly review process is performed by a loan quality committee consisting of the President, Chief Financial Officer, Executive Vice-Presidents in charge of loans and branch administration and monitored by the Corporation's Auditor. The committee reviews all of the known risk elements in the portfolio; namely, the "Watch List" (a collection of loans that have had a history of delinquency), past due reports, non-performing loans and historical information related to charge-offs and recoveries by loan category.

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

The allocated portion of the allowance balance reflects expected losses resulting from the analysis of individual loans, developed through specific credit allocations for individual loans and historical experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments on the Corporation's "Watch List". Also, the historical loan loss element is determined based on a ratio of net charge-offs to average loan balances over a five-year period for each significant type of loans.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the Corporation's market area. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance and it recognizes that knowledge of the portfolio may be incomplete. It should be noted that the unallocated portion of the allowance has increased from $1,020,000 at December 31, 1999 to $1,738,000 at March 31, 2000. The increase is attributable to an improvement in the quality of the commercial portion of the portfolio. Total substandard or "Watch List" loans decreased from $13,226,000 at December 31, 1999 to $12,057,000 at March 31, 2000. If in management's judgement this is a sustainable trend and the unallocated portion of the allowance is high relative to the overall quality of the portfolio, future charges to earnings for loan loss provisions may be reduced accordingly.

The following tables present current and historical information on the loan portfolio and the Allowance for Possible Loan Losses.

TABLE III - ALLOWANCE FOR POSSIBLE LOAN LOSSES RECONCILIATION

                                                   Quarter
                                                   Ended                             Years Ended
                                                   Mar. 31,      Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                                     2000          1999          1998          1997          1996          1995
                                                   --------      --------      --------      --------      --------      --------

Balance at Beginning of Year                         $5,131        $4,820        $4,913        $4,776        $4,579        $4,229
Charge-offs
   Real Estate Loans                                    126            81           257           246           157            38
   Installment Loans                                     31           138           144           230           240           236
   Credit Cards and Related Plans                        61           192           264           305           201           184
   Commercial and Other Loans                             6           219           301             3            74           116
----------------------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                       224           630           966           784           672           574
Recoveries
   Real Estate Loans                                                   81            12            21            22             0
   Installment Loans                                      6            60            43            64            53            60
   Credit Card and Related Plans                          5            30            40            30            38            41
   Commercial and Other Loans                             2            10            15             9            55            86
----------------------------------------------------------------------------------------------------------------------------------
Total Recoveries                                         13           181           110           124           168           187
Net Charge-offs                                         211           449           856           660           504           387
Additions Charged to Operations                         226           760           763           797           701           737
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                             $5,146        $5,131        $4,820        $4,913        $4,776        $4,579
==================================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE IV - ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION

                                Mar. 31,   Dec. 31,  Dec. 31,   Dec. 31,   Dec. 31,  Dec. 31,   Dec. 31,
(In Thousands)                   2000       1999      1998       1997       1996      1995       1994
                                --------   --------  --------   --------   --------  --------   --------

Mortgage                          771        834        97        350         58        38         35
Consumer                          523        437       702        375        303       286        241
Commercial                      1,185      2,081       650        625        630       604        443
Impaired Loans                    796        609       290        274        113       228         -
All Other Commitments             133        150       202        343        369       374        386
Unallocated                     1,738      1,020     2,879      2,946      3,303     3,049      3,124
------------------------------------------------------------------------------------------------------
Total Allowance                 5,146      5,131     4,820      4,913      4,776     4,579      4,229
======================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE V - COMPARISON OF NONINTEREST INCOME

                                                                   Three-Month Periods Ended
                                                             March 31,    March 31,   December 31,
                                                               2000          1999          1999
                                                             ---------    ---------   ------------

Service Charges on Deposit Accounts                            $  268       $  270          $  286
Service Charges and Fees                                           51           69              68
Trust Department Income                                           401          370             360
Insurance Commissions, Fees and Premiums                           80          133             120
Fees Related to Credit Card Operation                             465          665             736
Other Operating Income                                             93           28              28
---------------------------------------------------------------------------------------------------
Total Other Operating Income before Realized
  Gains on Securities, Net                                      1,358        1,535           1,598
Realized Gains on Securities, Net                                  15          490           1,196
---------------------------------------------------------------------------------------------------
Total Other Income                                             $1,373       $2,025          $2,794
===================================================================================================

Other Operating Income Before Realized Gains on Securities decreased 11.5 percent or $177,000 during the three-month period ended March 31, 2000 when compared to the three-month period ended March 31, 1999. The decrease was caused by a sharp decline in Fees Related to the Credit Card Operation. Those fees were down sharply due to the loss of two large agent banks because of mergers and the discontinuance of annual fees on the cards due to increased competition.

Insurance Commissions, Fees and Premiums provided by Bucktail Life Insurance Company also declined sharply due to a decline in consumer loan production that lends itself to the sale of the insurance products. Loan growth was centered in larger commercial products that are insured by other insurance sources. Bucktail Life Insurance Company, a subsidiary of Citizens & Northern Corporation, provides credit life and accident and health insurance for Citizens & Northern Bank.

Trust Department Income increased 8.4 percent as trust assets continue to post substantial increases. Trust Department Income is expected to become a substantial provider of noninterest income in the future as the Corporation places more emphasis on becoming a full financial service provider with an expanding range of financial products as demonstrated with the addition of three financial service professionals in 1999.

The Corporation is also very proud of and has made a substantial commitment in terms of dollars and personnel in its internet banking product, which currently provides a wide range of services including bill paying. Future use of this product, including loan generation, deposit relationships and connections to other businesses in our market area is limitless and can be provided at a much lower cost than traditional banking as more and more consumers become owners of personal computers.

Other Income, excluding Realized Securities Gains, generated during the 4th quarter of 1999 totaled $1,598,000 compared to $1,358,000 during the current three month period. The difference is primarily in Fees Related to Credit Card Operation for reasons previously described. Other categories of noninterest income did not change significantly between the periods being compared.

Other Income, excluding Realized Gains on Securities, historically adds between $1,350,000 and $1,650,000 to the bottom line on a quarterly basis. The Corporation, going forward, is committed to increasing the importance of Other Income to the profitability of the Company. At January 1, 2000, a new subsidiary, Citizens & Northern Financial Services Corporation, was added. The new subsidiary is licensed as an insurance agency and will provide a full range of insurance products. The net loss of the subsidiary for the quarter ended March 31, 2000 was $16,000, as payroll and some other start-up costs were incurred, with no revenues generated during the quarter.

Realized Gains on Securities normally provide additional Other Income as selected equity investments are sold at gains to enhance their value to the portfolio. Equity investments in financial institutions historically produce a very low rate of return that will not cover the cost of funds provided to purchase them and from time to time certain equities that have market appreciation are sold to provide gains. However, during recent periods stocks of financial service providers have fallen out of favor in the market for a number of illogical reasons. The Corporation, therefore, felt it would be imprudent to sell these investments at this time due to current market conditions.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE VI- COMPARISON OF NONINTEREST EXPENSE

                                                                   Three-Month Periods Ended
Other Operating Expense                                      March 31,    March 31,   December 31,
(In thousands)                                                 2000          1999          1999
                                                             ---------    ---------   ------------

Salaries and Wages                                           $  1,829     $  1,561       $   1,911
Pensions and Other Employee Benefits                              487          471             480
Occupancy Expense, Net                                            253          233             217
Furniture and Equipment Expense                                   253          209             294
Expenses Related to Credit Card Operation                         191          576             559
Pennsylvania Shares Tax                                           181          181             181
Other Operating Expense                                         1,015        1,022             872
---------------------------------------------------------------------------------------------------
Total Other Expense                                          $  4,209     $  4,253       $   4,514
===================================================================================================

Salaries and Wages increased 17.2 percent or $268,000 during the three-month period ended March 31, 2000 when compared to the three-month period ended March 31, 1999. The increase is the result of annual merit raises of approximately 4.5 percent and the addition of 9 full time equivalent employees between the comparable periods. The additional employees were needed to staff the internet banking product, the Trust and Financial Services Division and the growing MIS department. The number of full time equivalent employees employed during the 1st quarter of 1999 was 209. Salaries and wages for the 4th quarter of 1999 amounted to $1,911,000, slightly higher than the current quarter because of year-end retirements.

Pensions and Other Employee Benefits consists primarily of social security taxes, group life and health insurance, contributions to the 401 (k) plan and pension expense. The cost of Pensions and Other Employee Benefits did not change significantly when comparing the respective three-month periods ended March 31, 2000, March 31, 1999 and December 31, 1999. Totals for those periods respectively, were $487,000, $471,000 and $480,000.

Occupancy Expense, consisting of insurance, maintenance, real estate taxes, depreciation and other utilities, increased 8.6 percent or $20,000 when comparing the three-month periods ended March 31, 2000 and March 31, 1999. The increase was due to maintenance costs and the purchase of an additional facility in Wellsboro Pa. The new facility will be used to house the credit card operation. When compared to the 4th quarter of 1999 occupancy costs were up $37,000, again the result of maintenance costs.

Furniture and Equipment Expense increased $44,000 or 21.0 percent when comparing the three-month periods ended March 31, 2000 and March 31, 1999. The increase is due to the internet banking system and the associated hardware and software costs and depreciation. To support the system thin clients (personal computers without memory) had to be installed in all branch locations. Servers (memory and operating systems) had to be installed in the operations centers to run the thin clients. Total Furniture and Fixtures costs for the 4th quarter of 1999 amounted to $294,000, an increase of $41,000 over the current quarter. The increase in the 4th quarter was related to software and hardware replacement related to Y2K.

Credit card expense for the respective periods ended March 31, 2000, March 31, 1999 and December 31, 1999 amounted to $191,000, $576,000 and $559,000. The significant decrease during the 1st quarter of 2000 is related to the loss of two large agent banks and merchant processing costs.

Pennsylvania Shares Tax did not change significantly between the comparable periods.

Other Operating Expense did not change significantly between the quarters ended March 31, 2000 and March 31, 1999. When compared to the 4th quarter of 1999 Other Operating Expense for the 1st quarter of 2000 increased $143,000 or 16.4 percent. The increase was caused in part to a write-down of other real estate during the current quarter, the cost of schools and educational seminars and costs related to the startup of Citizens & Northern Financial Services Corporation.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


BALANCE SHEET: THREE-MONTH PERIOD ENDED MARCH 31, 2000/1999 -- THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

Average total assets of the Corporation were $703,234,000 and $643,726,000, respectively, for the periods ended March 31, 2000 and March 31, 1999 and $706,897,000 for the three-month period ended December 31, 1999. The average asset growth of $59,508,000 which occurred between March 31, 1999 and March 31, 2000 was primarily from increases in deposits and borrowing.

The increase in available funds was used to increase the investment portfolio, specifically U. S. Agency securities of the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. A portion of the available funds was used to fund average loan growth of approximately $9,908,000. The increase in loans was mainly real estate secured commercial loans. Municipal loans also increased significantly with the financing of elderly housing projects in the Corporation's market area.

Average Interest-bearing Due from Banks increased approximately $1,800,000. This increase occurred as balances held by Citizens & Northern Investment Corporation were transferred from a money market account held at the Bank to a money market account maintained by a fiduciary in Delaware.

The average outstanding balance in Bank Premises and Equipment also increased nearly 10 percent. This increase can be attributed to the purchase of a building located in Wellsboro, Pa. to house the credit card operation, a lot for the new Muncy branch, an additional lot in Athens, Pa. and the purchase of new profitability analysis software.

The Corporation also created a new Pennsylvania subsidiary under Citizens & Northern Bank. The new subsidiary has been licensed to sell a variety of insurance products in our market area. The subsidiary is headed by a newly hired insurance professional and several Bank officers are in the process of obtaining the required licenses to sell insurance products.

The increase in short-term interest rates caused by the Federal Reserve Open-Market Committee has caused a decline in the market value of the investment portfolio. Average portfolio depreciation for the quarter ended March 31, 2000 was ($12,858,000). The average appreciation for the quarter ended March 31, 1999 was $17,307,000. It should be emphasized that the decline is unrealized and does not affect earnings unless the underlying investments are sold. The rate of return is still adequate to support the underlying liabilities. It is hoped that short-term rates will peak in the second quarter of this year.

On the liability side of the balance sheet the growth of average interest-bearing deposits amounted to $24,533,000 between March 31, 1999 and March 31, 2000. Categories that posted the largest increases were Money Market accounts and Certificates of Deposit. The reason for the increase was an aggressive advertising campaign and a very competitive rate structure. The Corporation also offered a new product to the municipal depositors, including school districts in the market area. The product carries a slightly higher rate and was designed to keep municipal deposits in their respective communities. Merger activity and the sale of several competing branches also enhanced deposit growth.

Average borrowed funds increased just over $49,000,000 as a result of leveraging opportunities that were available late in the 1st quarter and the 2nd quarter of 1999. The spread afforded by the leveraged products at inception was about 180 basis points. Rising short-term rates has caused the spread on those instruments to decline to about 85 basis points.

Management expects that 2000 will bring continued competition for deposits from credit unions, brokerage houses and other nonbank competitors and it will continue to look for innovative deposit products to hold current customers and attract new business.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY

Liquidity is the ability to raise cash quickly and at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.

The major source of funding for loans and investing activities has been deposit growth, Federal Home Loan Bank advances, repayment of loans and cash flows generated from the investment portfolio. Excess funds from deposit growth are used primarily for fund loan growth. When deposit growth exceeds loan demand the excess is invested in securities or to repay Federal Home Loan Bank advances when due.

The Corporation's liquidity position can be easily analyzed by reviewing the cash flow statement presented in this report. In addition to the daily sources of cash, such as loan repayments, amortization of mortgage-backed investments, maturing bonds and deposit growth, the Corporation has several additional sources of liquidity: the sale of assets (primarily available-for-sale investment securities), short-term or long-term borrowing. Sources of borrowing include the Federal Home Loan Bank of Pittsburgh and several correspondent bank relationships.

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

Risk-based capital guidelines published in 1990 require banks to maintain a risk-based capital ratio of 8 percent, 4 percent of which must be tier one; the remainder may be tier two. The total risk-based capital ratios at March 31, 2000, March 31, 1999 and December 31, 1999 were 23.66 percent, 24.56 percent and
23.60 percent, respectively.

The primary source of capital growth for the Corporation is earnings. Capital growth for the three-month periods ended March 31, 2000 and March 31, 1999 on an annualized basis was 8.6 percent and 7.9 percent, respectively; capital growth for the year ended December 31, 1999 was 8.7 percent. Dividend payments as a percentage of net income amounted to 58.5 percent for the three months ended March 31, 2000 and 44.1 percent for the same period in 1999. The dividend as a percentage of net income for the 4th quarter of 1999 was 40.7 percent.

Total capital of the Corporation (excluding unrealized gains or losses on available-for-sale securities) at March 31, 2000, March 31, 1999 and
December 31, 1999 was $86,544,000, $80,201,000 and $85,507,000, respectively.

The leverage ratio (capital divided by total liabilities), excluding unrealized gains on available-for-sale securities, at March 31, 2000, March 31,1999 and December 31, 1999, was 13.8 percent, 13.9 percent and 13.6 percent, respectively.

Planned capital expenditures during the next 12 months are not expected to exceed $1,000,000. These expenditures will not have a detrimental effect on capital ratios or results of operations.

INFLATION

Inflation affects nearly every aspect of banking, primarily interest rates. The effect of inflation, when it is high, also has an impact on the cost of goods, such as supplies, services and labor. Inflation, with the exception of energy products, does not appear to be a problem in the near-term and should not impact the results of operations for the balance of 2000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 3. Interest Rate Risk and Market Risk


INTEREST RATE RISK AND MARKET RISK

The risk that arises from changes in interest rates is an inherent factor in operating a bank. The risk associated with changes in interest rates is two fold: the risk to earnings and the risk to the market values of assets and liabilities.

From an earnings risk perspective, an asset sensitive institution (positive gap) will normally benefit from rising rates and a liability sensitive (negative gap) will benefit from falling interest rates. Citizens & Northern Corporation uses a simulation model that calculates earnings under varying interest rate shock scenarios, most commonly up 100, 200 and 300 basis points and the same rate scenarios in a falling rate environment. The Asset and Liability Management Committee and the Board of Directors have established a 20 percent decrease in net interest income as a parameter at a 200 basis point (2 percent) increase in interest rates. The model is run monthly using the current maturity schedule of the Corporation's assets and liabilities and certain prepayment assumptions. Projecting earnings out one year through March 31, 2001 assuming a 200 basis point rate shock produces a decline in net interest income of 21.76 percent.

The risk associated with interest rate increases and decreases as they relate to the market value of the assets and liabilities of the Corporation is also calculated using the same model and the same parallel rate shock of plus and minus 100, 200, and 300 basis point swings in rates. Market values are estimated by applying present value calculations to the cash flow generated by the Corporation's balance sheet. The Asset and Liability Management Committee and Board of Directors has established a market loss limit of 30 percent at a 200 basis point rate shock. At March 31, 2000 the estimated loss of market value amounted to $31,818 or 36.77 percent. The Board of Directors is aware of and continually monitors the results of the rate shock, but does not feel that it would be appropriate to restructure the portfolio at this time even though the results are outside of established guidelines.

The model utilized to create Table VII makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates which could result in significant differences in the calculation of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.


TABLE VI I -EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
NIM = Net Interest Margin
MVPE= Market Value of Portfolio Equity                                   Plus 2%     Plus 2 %    Minus 2%    Minus 2%
                                                                        Estimated   Estimated   Estimated   Estimated
Year Ended March 31, 2001      (In Thousands)               Expected    Change in   Change in   Change in   Change in
                                                               NIM          NIM        NIM         NIM         NIM
                                                                $            $          %           $           %
                                                            --------    ---------   ---------   ---------   ---------
INTEREST INCOME
Investment Securities                                        25,111       25,901       3.15       22,200    (11.59)
Interest-bearing Due From Banks                                 516          680      31.78          340    (34.11)
Loan Income                                                  28,079       29,275       4.26       24,849    (11.50)
--------------------------------------------------------------------------------------------------------------------
Total Interest Income                                        53,706       55,856       4.00       47,389    (11.76)
====================================================================================================================
INTEREST EXPENSE
Now Accounts and Regular Savings                              2,417        3,227      33.51        1,734    (28.26)
Money Market Accounts                                         8,195       11,088      35.30        3,962    (51.65)
All Other Deposits                                           12,482       14,419      15.52        9,693    (22.34)
--------------------------------------------------------------------------------------------------------------------
Total Deposits                                               23,094       28,734      24.42       15,389    (33.36)
Borrowed Funds                                                7,433        8,986      20.89        5,338    (28.19)
--------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                       30,527       37,720      23.56       20,727    (32.10)
--------------------------------------------------------------------------------------------------------------------
Net Interest Income                                          23,179       18,136     -21.76       26,662     15.03
--------------------------------------------------------------------------------------------------------------------
Market Value of Portfolio Equity at March 31, 2000           64,013       40,694     -36.43       81,523     27.35
====================================================================================================================

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

Equity securities held as of March 31, 2000 and December 31, 1999 are presented in Table X.

TABLE X - EQUITY SECURITIES

                                                                                Hypothetical   Hypothetical
                                                                                10 % Decline   20 % Decline
                                                                                     In             in
(In Thousands)                                                         Fair        Market         Market
                                                            Cost       Value        Value         value
                                                            ----       -----    ------------   ------------
At March 31, 2000
Banks and Bank Holding Companies                            $19,017     $23,759      ($2,376)       ($4,752)
Federal Home Loan Bank and Other Restricted Securities        7,248       7,248         (725)        (1,450)
-------------------------------------------------------------------------------------------------------------
Total                                                       $26,265     $31,007      ($3,101)       ($6,202)
=============================================================================================================

(In Thousands)

At March 31, 1999
Banks and Bank Holding Companies                            $18,482     $26,221      $(2,622)       $(5,244)
Federal Home Loan Bank and Other Restricted Securities        7,248       7,248         (725)        (1,450)
-------------------------------------------------------------------------------------------------------------
Total                                                       $25,730     $33,469      $(3,347)       $(6,694)
=============================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part  II  -  Other Information

Item   1.    Legal Proceedings

             There are currently no pending lawsuits against Citizens & Northern Corporation.

Item   2.    Not Applicable

Item   3.    Not Applicable

Item   4.    Not Applicable

Item   5.    Other Events

             a.   None

Item   6.    Exhibits and Reports on Form 8 - K

             a.  Exhibits

                  27. Financial Data Schedule

             b. On January 13, 2000 a Current Report on Form 8 - K was filed to report the filing of a 10-QA for the nine-month period ended September 30, 1999.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CITIZENS & NORTHERN CORPORATION

MAY 11, 2000                     By: /s/ CRAIG G. LITCHFIELD
------------                         -------------------------------------------
Date                                   President and Chief Executive Officer

MAY 11, 2000                     By: /s/ JAMES W. SEIPLER
-----------                          -------------------------------------------
Date                                 Executive Vice President and Treasurer