Form 10-Q
period 2000-06-30
CITIZENS & NORTHERN CORP
filed 2000-08-11
CIK 810958

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Six -month period ended June 30, 2000

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

                                 Not applicable
               (Former name former address and former fiscal year,
                          if changed since last report)

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

Yes _____  No _______

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                            Outstanding
Common Stock ( $1.00 par value)    5,205,492 Shares Outstanding August 10, 2000

                         CITIZENS & NORTHERN CORPORATION

                                                            Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - June 30, 2000 and

December 31, 1999                                            Page3

Consolidated Statement of Income - Three Months and
Six Months Ended June 30, 2000 and June 30, 1999             Page 4

Consolidated Statement of Cash Flows - Six Months Ended
June 30, 2000 and June 30, 1999                              Page 5

Notes to Consolidated Financial Statements                   Pages 6 and 7

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations             Pages 8 through 17

Item 3. Information About Market Risk                        Pages 18 And 19

Part II. Other Information                                   Pages 20 And 21

Signatures                                                   Page 22

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Part I - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                                June 30,   December 31,
                                                                   2000         1999
                                                              ------------- ------------
ASSETS                                                          (unaudited)    (Note)
Cash & Due From Banks                                             $  12,134   $  15,337
Interest Bearing Deposits                                             2,326       2,726
Available-for-Sale Securities:
U.S. Treasury Securities                                              2,492       2,498
Securities of Other U.S. Government Agencies                        122,431     116,691


Mortgage Backed Securities                                           94,948     107,816
Obligations of States and Municipal Subdivisions                     78,854      76,748
Other Securities                                                     49,663      55,176
                                                               ------------------------

Total Available-for-Sale Securities                                 348,388     358,929
Held-to-Maturity Securities:
U.S. Treasury Securities                                                612         617
Securities of Other U.S. Government Agencies                          1,046         949
Mortgage Backed Securities                                              283         314
                                                               ------------------------

Total Held-to-Maturity Securities                                     1,941       1,880
Loans:
Loans to Political Subdivisions                                      11,962      12,466
Other Loans                                                         307,280     298,455
                                                                -----------------------
Total Loans                                                         319,242     310,921
Less - Allowance for Possible Loan Losses                            (5,232)     (5,131)
Unearned Income                                                         (18)        (29)
                                                               ------------------------

Loans, Net                                                          313,992     305,761
Bank Premises and Equipment                                           8,485       7,992
Other Real Estate                                                       219         310
Accrued Interest on Bonds and Loans                                   4,957       5,066
Other Assets                                                          7,820       7,897
                                                               ------------------------
TOTAL ASSETS                                                      $ 700,262   $ 705,898
                                                               ========================
LIABILITIES
Deposits:

Demand                                                            $  64,698   $  67,200
Interest Checking                                                    36,085      39,077
Money Market                                                        132,650     126,994
Savings                                                              46,506      45,420
Other Time                                                          219,012     221,783
                                                               ------------------------

Total Deposits                                                      498,951     500,474
Dividends Payable                                                     1,249       1,237
Short - Term Borrowings                                              91,780      89,036
Long - Term Borrowings                                               25,615      35,025
Other Liabilities                                                     5,195       3,503
                                                                -----------------------
TOTAL LIABILITIES                                                   622,790     629,275
                                                                -----------------------
SHAREHOLDERS' EQUITY
Common Stock, Par Value $ 1.00 per Share

Authorized 10,000,000; Issued 5,324,962                               5,325       5,272
and 5,272,239 in 2000 and 1999, respectively
Stock Dividend Distributable                                                      1,437
Paid in Capital                                                      18,741      17,355
Retained Earnings                                                    64,748      62,886
                                                                -----------------------
Total                                                                88,814      86,950
                                                               ------------------------

Accumulated Other Comprehensive Loss                                 (9,902)     (8,884)
Less: Treasury Stock at Cost
    119,470    shares at June 30, 2000                               (1,440)
    118,510    shares at December 31,1999                                        (1,443)
---------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                           77,472      76,623
                                                               ------------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY
                                                                  $ 700,262   $ 705,898
                                                               ========================

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF INCOME
(In Thousands,      Except Per Share Data)     (Unaudited)

                                                                      Three Months Ended              Year to Date
                                                                     June 30,      June 30,       Six Months Ended June 30,
                                                                       2000          1999          2000         1999
                                                                     (Current)   (Prior Year)    (Current)  (Prior Year)
                                                                   ------------- -------------- ----------- -------------
    Interest and Fees on Loans                                     $   6,686    $    6,365    $    13,194   $  12,678

    Interest on Balances with Depository Institutions                       31            9            56          14

    Interest on Loans to Political Subdivisions                            156          103           319         220

    Interest on Federal Funds Sold                                           7           32            13         37

    Income from Available-for-Sale and Held-to-Maturity Securities:

      Taxable                                                           4,609         3,910        9,288         7,404
      Tax Exempt                                                        1,117         1,147        2,231         2,261
      Dividends                                                           343           285          705           552

                                                                   -----------------------------------------------------
   Total Interest and Dividend Income                                   12,949       11,851        25,806       23,166

  INTEREST EXPENSE
    Interest on Deposits                                                5,668         4,610       11,081         9,139
    Interest on Short-Term Borrowings                                   1,410           502        2,470           581
    Interest on Long-Term Borrowings                                      318           796          990         1,585
                                                                  ----------------------------------------------------
   Total Interest Expense                                               7,396         5,908       14,541        11,305
                                                                  ----------------------------------------------------
   Interest Margin                                                      5,553         5,943       11,265        11,861
   Provision for Loan Losses                                              150           225          376           450
                                                                 -----------------------------------------------------
    Interest Margin After Provision for Possible Loan Losses             5,403        5,718       10,889        11,411

  OTHER INCOME

    Service Charges on Deposit Accounts                                    287          280          555           550

    Service Charges and Fees                                                68           68           119          137

   Trust Department Income                                                 424          401           825          771
   Insurance Commissions, Fees and Premiums                                 94          113           174          246
   Fees Related to Credit Card Operation                                   149          760           614        1,425
   Other Operating Income                                                   28           32           121           60
                                                                  ----------------------------------------------------
   Total Other Income Before Realized Gains on Securities, Net           1,050        1,654         2,408        3,189
    Realized Gains on Securities, (Net)                                    322          568           337        1,058

                                                                 -----------------------------------------------------
   Total Other Income                                                    1,372        2,222         2,745       4,247

OTHER EXPENSES
   Salaries and Wages                                                    1,848        1,706         3,677        3,267
   Pensions and Other Employee Benefits                                    449          437           936          908
   Occupancy Expense, Net                                                  206          221           459          454
    Furniture and Equipment Expense                                        304          259           557          468

   Expenses Related to Credit Card Operation                                93          720          284         1,296
   Pennsylvania Shares Tax                                                 199          181          380           362
   Other Operating Expense                                               1,017          877        2,032         1,899
                                                                  ----------------------------------------------------
   Total Other Expenses                                                  4,116        4,401        8,325         8,654
                                                                  ----------------------------------------------------
   Income Before Income Tax Provision                                    2,659        3,539        5,309         7,004
   Income Tax Provision                                                    446          751          947         1,540
                                                                  ----------------------------------------------------
NET INCOME                                                         $     2,213   $    2,788   $     4,362   $    5,464
                                                                  ====================================================
PER SHARE DATA:

Net Income - Basic                                                 $      0.43   $     0.54   $      0.84   $     1.05
Net Income - Diluted                                               $      0.43   $     0.53   $      0.84   $     1.05
                                                                  ----------------------------------------------------
Dividend Per Share                                                 $      0.24   $     0.22   $      0.48   $     0.44
                                                                  ----------------------------------------------------
Number Shares Used in Computation - Basic                            5,205,492    5,205,167     5,205,403   5 ,205,044

Number Shares Used in Computation - Diluted                          5,206,822    5,211,222     5,207,130    5,211,580

Number Shares Issued                                                 5,324,962    5,272,239     5,324,962    5,272,239

Number Shares Authorized                                            10,000,000   10,000,000    10,000,000   10,000,000
                                                                 -----------------------------------------------------
Dividends Actually Paid                                            $      0.24   $     0.22   $      0.48   $    0.44
                                                                  ----------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
Part I - Financial Information (Continued)
Item 1. Financial Statements (Continued)


CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                                              Six-Month periods Ended
(unaudited)                                                  June 30,    June 30,
                                                              2000        1991
                                                            ---------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $   4,362  $  5,464
  Adjustments to Reconcile Net Income to

        Net Cash Provided by Operating Activities:
    Provision for Possible Loan Losses                            376        450
    Realized Gain on Securities, Net                             (337)    (1,058)
    Realized (Gain) Loss on the Sale of Foreclosed Assets         (51)        18
    Provision for Depreciation                                    537        450
    Accretion and Amortization                                 (1,205)      (798)
    Deferred Income Tax                                           (59)       (75)
    Decrease (Increase) in Accrued Interest
       Receivable and Other Assets                                770     (2,249)
    Increase in Accrued Interest Payable and
       Other Liabilities                                        1,703      3,924
--------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                 6,096      6,126
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the Maturity of Held-to-Maturity Securities       32        312
   Purchase of Held-to-Maturity Securities                        (96)      (354)
   Proceeds from Sales of Available-for-Sale Securities        13,413     10,934
   Proceeds from Maturities of Available-for-Sale Securities    6,598     26,946
   Purchase of Available-for-Sale Securities                   (9,467)   (77,922)
   Net Increase in Loans                                       (8,926)   (11,974)
   Purchase of Premises and Equipment                          (1,030)    (1,022)
   Proceeds from the Sale of Foreclosed Assets                    461        100
--------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities               985    (52,980)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Increase (Decrease) in Deposits                         (1,523)     5,270
   Increase in Short-Term Borrowings                            2,744     41,492
   Repayments of Long-Term Borrowings                          (9,410)       (10)
   Proceeds from the Sale of Treasury Stock                         5         14
   Dividends Declared                                          (2,500)    (2,268)
--------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities    (10,684)    44,498
DECREASE IN CASH AND CASH EQUIVALENTS                          (3,603)    (2,356)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 18,063     16,128
---------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 14,460    $13,772
================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest Paid                                             $ 12,051    $ 9,405
================================================================================
   Income Taxes Paid                                         $   842     $ 1,338
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 1. Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

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

Results reported for the six-month period ended June 30, 2000 might not be indicative of the results for the year ended December 31, 2000.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2. PER SHARE DATA

     Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflects the retroactive effect of stock dividends for all periods presented. The following data show the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options. The dilutive effect of stock options is computed as the weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.

                                                        Weighted
                                                         Average      Earnings
                                           Net           Common         Per
                                         Income          Shares         Share
Six-Month Period Ended June 30, 2000
Earnings per share - basic              $4,362,000      5,205,403    $  0.84
Dilutive effect of stock options                          1,727
--------------------------------------------------------------------------------
Earnings per share - diluted            $4,362,000      5,207,130    $   0.84
================================================================================
Six-Month Period Ended June 30, 1999
Earnings per share - basic              $5,964,000      5,205,044    $   1.05
Dilutive effect of stock options                            6,536
--------------------------------------------------------------------------------
Earnings per share - diluted            $5,464,000     5,211,580     $   1.05
================================================================================
Quarter Ended June 30, 2000
Earnings per share - basic              $2,213,000     5,205,492     $   0.43
Dilutive effect of stock options                          1,330
--------------------------------------------------------------------------------
Earnings per share - diluted            $2,213,00      5,206,822     $   0.43
================================================================================
Quarter Ended June 30, 1999
Earnings per share - basic              $2,788,000     5,205,167     $   0.54
Dilutive effect of stock options                           6,055
-------------------------------------------------------------------------------
Earnings per share - diluted            $2,788,000      5,211,222    $   0.53
================================================================================

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

Comprehensive income is calculated as follows:
(In Thousands)

                                                          Three Months Ended           Year to Date
                                                        June 30,      June 30,   Six Months Ended June 30,
                                                          2000          1999         2000          1999
                                                       -----------  ------------  -----------  ------------
                                                        (Current)    (Prior Year)  (Current)   (Prior Year)

Net Income                                              $  2,213        2,788       $ 4,362    $  5,464
Other Comprehensive Income (Loss):
     Unrealized holding losses on available-for-sale
        securities

         Losses arising during the period                   (583)      (8,608)       (1,207)    (12,534)
          Reclassification adjustment                       (322)        (568)         (337)     (1,058)
                                                      --------------------------------------------------
Other comprehensive loss before income tax                  (905)      (9,176)       (1,544)    (13,592)
Income tax related to other comprehensive loss               308        3,120          526        4,621
                                                      --------------------------------------------------
Other comprehensive (loss)                                  (597)      (6,056)       (1,018)     (8,971)
                                                      --------------------------------------------------
Comprehensive Income (Loss)                             $  1,616     ($ 3,268)      $ 3,344   ($  3,507)
                                                      ==================================================

4. PENDING MERGER

On June 22, 2000, Citizens & Northern Corporation and Peoples LTD., the holding company of Peoples State Bank of Wyalusing, jointly announced that a definitive merger agreement was entered into between the two companies. Approximately 990,640 shares, a 2.5 for 1 ratio, of Citizens & Northern common stock will be issued in exchange for the outstanding shares of Peoples LTD. The transaction will be accounted for as a pooling-of-interests and is expected to be a tax-free exchange for Peoples LTD shareholders. The transaction is subject to various bank regulatory approvals, registration with the Securities and Exchange Commission of the Corporation's common stock to be used in the exchange and the approval of Peoples LTD shareholders.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and future expectations of the Corporation, are generally identifiable by the use of words such as, "believe", "expect" "intend", "anticipate" "estimate" "project" and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or occurrences is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. government, including policies of the
U. S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

Net after-tax income for the six-month period ended June 30, 2000 amounted to $4,362,000 or $.84 per share (on a basic and diluted basis). This compares to $5,464,000 or $1.05 per share (on a basic and diluted basis) for the same six-month period in 1999.

Earnings, excluding investment security gains, net of tax for the six-month periods ended June 30, 2000, and June 30, 1999, per common share (basic and diluted) would have amounted to $.80, and $.92, respectively.

Results for the first six months of 2000 were slightly less than budgeted expectations. In addition to lower realized gains on securities, the net interest margin narrowed because of increases in short-term interest rates. During 1999 and the first six months of 2000 the Federal Reserve Open Market Committee raised the overnight Federal funds rate 6 times or 175 basis points (1.75 percent). These increases have negatively impacted earnings. Annual earnings for 2000, assuming no additional rate increases by the Federal Open Market Committee, will probably provide a return on average assets of between
1.15 and 1.20 percent. It should be emphasized that although earnings expectations for the balance of 2000 will be somewhat lower than past periods, they will still be substantial and are being compared to prior periods that were exceptional under a much different interest rate environment.

NET INTEREST MARGIN

Net interest margin or net interest income is the dollar amount of difference between all interest income earned and interest expense incurred. The net interest spread or interest margin is the difference, stated as a percentage, between the average rate received on all interest-earning assets and the average rate paid on all interest-bearing liabilities. The net interest margin as reflected in the income statement has not been adjusted for federal income taxes.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

Net interest income for the six-month period ended June 30, 2000 decreased $596,000 or 5.0 percent when compared to the related period in 1999. Respectively, gross interest income for the six-month periods ended June 30, 2000 and June 30, 1999 amounted to $25,806,000 and $23,166,000. Gross interest expense for the same respective periods amounted to $14,541,000 and $11,305,000. The interest rate spread, as presented in Table I for the current six-month period was 2.37 percent; the interest rate spread for the same period last year was 3.04 percent.

The cause for the decline in the Net Interest Margin was the abnormal increase in the cost of funds incurred during the first six months of 2000, especially during the second quarter of the year. The Corporation has historically been liability sensitive to changes in interest rates, (i.e. the rates paid on interest-bearing liabilities rise faster than the income earned and rates associated with interest-bearing assets). The Corporation maintains some variable rate loans that will reprice more quickly, but most of the Corporation's asset base is fixed-rate and does not reprice quickly.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Average assets increased appreciably between the comparable periods. Average assets for the current six-month period were $704,082,000 and $658,184,000 for the six-month period ended June 30, 1999. The growth between the periods was due primarily to increases in average deposits of $20,466,000 and average borrowed funds of $36,968,000.

The volume of average interest-bearing assets increased from $623,460,000 for the six-month period ended June 30, 1999 to $690,627,000 for the six months ended June 30, 2000, an increase of 10.8 percent. Average interest-bearing liabilities amounted to $512,152,000 for the six months ended June 30, 1999 and $568,747,000 for the current six-month period, an increase of 11.1 percent.

The increase in interest-bearing liabilities was used to fund increases in the investment and loan portfolios. The average balance of the investment portfolio increased from $325,054,000 for the six-month period June 30, 1999 to $372,615,000 for the current six-month period, an increase of 14.6 percent. The average balance of the loan portfolio increased 6.4 percent or $18,920,000 between the comparable six-month periods. The increase in the investment portfolio was primarily U. S. Government Agency issues. The increase in average loans was mainly real estate secured; however tax free loans increased slightly due to the financing of local senior citizens housing projects.

The increase in deposits was primarily the more expensive deposit categories -Money Market accounts and Certificates of Deposit. Average balances of Money Market accounts increased $15,941,000 or 12.6 percent and Certificates of Deposit increased $4,193,000 or 3.0 percent. Other deposit categories did not change significantly.

The average balance of borrowed funds, which represent borrowings primarily from the Federal Home Loan Bank and customer repurchase agreements, increased $36,968,000. The increased borrowings were used to fund an increase in U. S. Agency investments.

The average rate earned on interest-bearing assets for the six months ended June 30, 2000 was 7.51 percent; this compares to 7.49 percent for the same period in 1999. The small change in rates between the periods is reflective of the amount of time it takes cash flows from maturing assets to reprice. This is due primarily to the slow-down in prepayment speeds of mortgages in the loan portfolio and mortgage-backed securities in the investment portfolio during periods of rising interest rates.

On the liability side of the balance sheet, interest-bearing liabilities mature and are repriced at a much faster rate. The average rate paid on interest-bearing liabilities for the six months ended June 30, 2000 was 5.14 percent. This compares to an average rate of 4.45 percent for the same period in 1999. The average rate paid on Money Market Accounts during this six-month period in 2000 was 5.21 percent; during the same period in 1999 the rate paid was 4.17 percent. The average rate paid on borrowed funds also increased substantially between the periods being compared. During the current six-month period the average rate paid was 5.7 percent. This compares to an average rate of 5.19 percent for the same period in 1999.

The difference in the period of time it takes assets and liabilities to reprice causes the net interest margin and the corresponding earnings in a rising rate environment to be depressed for a period of time. The amount of time it takes for the net interest margin and net spread to align themselves depends on the maturity schedule of the investment and loan portfolio.

Management expects a further decline in the net interest spread and net interest income in the short run until the Federal Reserve Open Market Committee is satisfied that inflation is no longer a threat and foregoes additional interest rate hikes.
                                        9

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE I - ANALYSIS OF AVERAGE BALANCES AND RATES

(In Thousands)

                                                                            Rate of              Rate of             Rate of
                                                                   Six      Return/              Return/      Six    Return/
                                                                 Months     Cost of     Year    Cost of   Months    Cost of
                                                                  Ended     funds      Ended    funds      Ended    funds
                                                                 06/30/00     %       12/31/99    %     06/30/99        %
                                                                ---------  --------  ---------  ------- ---------  ----------
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                     $  2,513     6.32   $ 2,510      5.90   $ 2,510    6,03
   Securities of Other U.S. Government Agencies and               132,287     7.07   101,205      6.92    79,677    6.83
     Corporations

   Mortgage Backed Securities                                     107,236     6.82   117,902      6.61   122,397    6.55
   Obligations of States and Political Subdivisions                81,229     5.52    80,970      5.58    80,155    5.69
   Stock                                                           26,096     5.43    22,288      5.42    22,564    4.93
   Other Securities                                                23,254     7.42    20,948      6.47    17,751    6.74
------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                         372,615     6.56   345,823      6.37   325,054    6.30
------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
  U. S. Treasury Securities                                           635     5.38       615      5.53       625    5.49
   Securities of Other U. S. Government Agencies and                1,036     6.60       895      6.48       698    8.09
     Corporations
   Mortgage Backed Securities                                         297     7.45       368      7.34       485    6.24
------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                             1,968     6.34     1,878      6.34     1,808    6.69
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing Due from Banks                                     2,473    4.55        566      5.30       818    3.20
Federal Funds Sold                                                    441    5.93        866      4.85     1,570    4.75
Loans:
   Real Estate Loans                                              249,646    8.60    240,951      8.56   235,371    8.65
   Consumer                                                        27,971   10.94     28,982     10.94    29,431   11.21
   Agricultural                                                     1,962    9.63      1,961      9.89     1,965   10.26
   Commercial/Industrial                                           20,528    8.42     19,271      8.25    18,689    8.75
   Other                                                              845    7.85        714      7.70       726    7.78
   Political Subdivisions                                          12,001    5.35      9,499      5.70     7,841    5.66
   Leases                                                             177   12.50        206      6.31       187    3.24
    Total Loans                                                   313,130    8.68    301,584      8.68   294,210    8.84
------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                          690,627    7.51    650,717      7.44   623,460    7.49
------------------------------------------------------------------------------------------------------------------------------

Cash                                                               10,335             14,028              13,439
Securities Valuation Reserve                                      (13,472)             7,865              13,388
Allowance for Possible Loan Losses                                 (5,152)            (5,083)             (4,968)
Other Assets                                                       13,356              5,509               5,197
Bank Premises & Equipment                                           8,388              7,828               7,668
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                      704,082            680,864             658,184
==============================================================================================================================
INTEREST-BEARING LIABILITIES
Interest Checking                                                  36,423     2.76    37,248      2.27    36,970    2.15
Money Market                                                      142,416     5.21   131,741      4.34   126,475    4.17
Savings                                                            45,968     2.49    46,643      2.48    46,632    2.48
Certificates of Deposit                                           143,678     5.45   139,916      5.24   139,485    5.27
Individual Retirement Accounts                                     77,057     6.27    75,882      5.21    76,446    4.98
Other Time Deposits                                                 1,663     2.90     1,641      2.68     1,570    2.44
Federal Funds Purchased                                             6,097     6.17     6,085      4.91     4,732    4.73
Other Borrowed Funds                                              115,445     5.70    97,585      5.35    79,842    5.19
-----------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                                568,747     5.14   536,741      4.58   512,152    4.45
Demand Deposits                                                    51,163             50,787             50,324
 Other Liabilities                                                  5,411              6,193              6,827
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                               625,321            593,721             569,303
Stockholders' Equity                                               87,439             81,767             81,728
-----------------------------------------------------------------------------------------------------------------------------
Securities Valuation Reserve                                       (8,678)             5,376               7,153
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders'
   Equity                                                        $704,082           $680,864            $658,184
==============================================================================================================================
Interest Rate Spread                                                          2 37                2 86              3.04
==============================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE II - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE


                                                                       Six-month Periods
                                                                  Ended June 30, 2000/1999
                                                                  -----------------------------

(In Thousands)                                                  Change in Change in       Total
                                                                     Volume Rate         Change
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                                    $   --   $     4    $       4
   Securities of Other U.S. Government Agencies and Corporations 1,847       108         1,955
   Mortgage Backed Securities                                     (525)      182          (343)
   Obligations of States and Political Subdivisions                 31       (61)          (30)
   Stock                                                            92        61           153
   Other Securities                                                198        67           265
----------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                        1,643       361         2,004
----------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                        --        --            --
   Securities of Other U.S. Government Agencies and Corporations    10        (4)            6
Mortgage Backed Securities                                          (8)        4            (4)
----------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                              2        --             2
----------------------------------------------------------------------------------------------
Interest-bearing Due from Banks                                     36         7            43
Federal Funds Sold                                                 (37)       13           (24)
Loans:
   Real Estate Loans                                               610       (35)          575
   Consumer                                                        (80)      (35)         (115)
   Agricultural                                                     --        (6)           (6)
   Commercial/Industrial                                            76       (27)           49
   Other                                                             5        --             5

    Political Subdivisions                                         110       (11)           99
    Leases                                                          --         8             8
----------------------------------------------------------------------------------------------
    Total Loans                                                    721      (106)          615
----------------------------------------------------------------------------------------------
Total Interest Income                                            2,365       275         2,640
----------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
Interest Checking                                                   (6)      111           105
Money Market                                                       358       718         1,076
Savings                                                             (8)        4            (4)
Certificates of Deposit                                            111       132           243
Individual Retirement Accounts                                      15       502           517
Other Time Deposits                                                  1         4             5
Federal Funds Purchased                                             37        39            76
Other Borrowed Funds                                               992       226         1,218
----------------------------------------------------------------------------------------------
Total Interest Expense                                           1,500     1,736         3,236
----------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             $  865   $(1,461)      $ (596)
==============================================================================================

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

The allowance for possible loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

The allocated portion of the allowance balance reflects expected losses resulting from the analysis of individual loans and it is developed through specific credit allocations for individual loans and historical experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments on the Corporation's "Watch List". Also, the historical loan loss element is determined based on a ratio of net charge-offs to average loan balances over a five-year period for each significant type of loan.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the Corporation's market area. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance and it recognizes that knowledge of the portfolio may be incomplete. It should be noted that the unallocated portion of the allowance has increased from $1,020,000 at December 31, 1999 to $2,275,000 at June 30, 2000. The increase is attributable to an improvement in the quality of the commercial portion of the portfolio.

The following tables present current and historical information on the loan portfolio and the Allowance for Possible Loan Losses.

TABLE III - ALLOWANCE FOR POSSIBLE LOAN LOSSES RECONCILIATION

                                            Six-months

                                               Ended                            Years Ended
                                             June 30,  Dec. 31,   Dec. 31,  Dec. 31,   Dec. 31,  Dec. 31,  5-Year
-----------------------------------------------------------------------------------------------------------------------
 (In Thousands)                                2000      1999      1998       1997      1996      1995     Average
-----------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                    $5,131   $4,820     $4,913    $4,776    $4,579     $4,229
Charge-offs
   Real Estate Loans                               149       81        257       246       157         38       156
   Installment Loans                                42      138        144       230       240        236       198
    Credit Cards and Related Plans                 126      192        264       305       201        184       229
    Commercial and Other Loans                       7      219        301         3        74        116       143
----------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                  324       630       966        784      672        574       725
Recoveries
   Real Estate Loans                                4        81         12        21        22         0        27
   Installment Loans                               10        60         43        64        53        60        56
   Credit Card and Related Plans                   13        30         40        30        38        41        36
   Commercial and Other Loans                      22        10         15         9        55        86        35
----------------------------------------------------------------------------------------------------------------------
Total Recoveries                                    49      181        110        124      168        187      154
Net Charge-offs                                    275      449        856        660      504        387      571
Additions Charged to Operations                    376      760        763        797      701        737      752
----------------------------------------------------------------------------------------------------------------------
Balance at End of Period                        $5,232    $5,131    $4,820     $4,913   $4,776     $4,579

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE IV - ALLOWANCE FOR POSSIBLE LOAN LOSSES ALLOCATION


                                    June 30,     Dec. 31,    Dec. 31,    Dec. 31,   Dec. 31,  Dec.31,
(In Thousands)                        2000         1999        1998        1997     1996      1995
                                    --------     --------    --------    -------- --------   -------
Mortgage                               $ 883       $ 834         $ 97      $ 350      $ 58      $ 38
Consumer                                 345         437          702        375       303       286
Commercial                             1,192       2,081          650        625       630       604
Impaired Loans                           469         609          290        274       113       228
All Other Commitments                     68         150          202        343       369       374
Unallocated                            2,275       1,020        2,879      2,946     3,303     3,049
-------------------------------------------------------------------------------------------------------
Total Allowance                       $5,232       $5,131      $4,820      $4,913   $4,776    $4,579
=======================================================================================================

                                       13

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE V - COMPARISON OF NONINTEREST INCOME


                                                                               Six-Month Periods Ended

(IN THOUSANDS)                                                                  June 30,     June 30,
                                                                                  2000         1999
                                                                                --------     -------
Service Charges on Deposit Accounts                                             $  555       $  550
Service Charges and Fees                                                           119          137
Trust Department Income                                                            825          771
Insurance Commissions, Fees and Premiums                                           174          246
Fees Related to Credit Card Operation                                              614        1,425
Other operating income                                                             121           60
----------------------------------------------------------------------------------------------------

Total Other Operating Income before Realized Gains on Securities, Net             2,408       3,189
Realized Gains on Securities, Net                                                  337        1,058
----------------------------------------------------------------------------------------------------

Total Other Income                                                               $2,745      $4,247
====================================================================================================

Other Operating Income Before Realized Gains on Securities decreased 27.8 percent or $888,000 during the six-month period ended June 30, 2000 when compared to the six-month period ended June 30, 1999. The decrease was caused by a sharp decline in Fees Related to the Credit Card Operation. Those fees were down sharply due to the sale of the merchant processing program and the loss of two large agent banks due to mergers. Annual fees for cards were also discontinued because of increased competition and replaced with other fees such as over limit fees, cash advance fees, etc.

Insurance Commissions, Fees and Premiums provided by Bucktail Life Insurance Company also declined sharply due to a decline in consumer loan production that lends itself to the sale of the insurance products. Loan growth was centered in larger commercial products that are insured by other insurance sources. Bucktail Life Insurance Company, a subsidiary of Citizens & Northern Corporation, provides credit life and accident and health insurance for customers of Citizens & Northern Bank.

Trust Department Income increased 7.0 percent as trust assets continue to post substantial increases. Trust assets under management at June 30, 2000 and June 30, 1999 amounted to $324,479,000 and $305,442,000, respectively. Trust
Department Income is expected to become a substantial provider of noninterest income in the future as the Corporation places more emphasis on becoming a full financial service provider with an expanding range of financial products as demonstrated with the addition of three financial service professionals in 1999.

The Corporation, going forward, is committed to increasing the importance of Other Income to the profitability of the Company. In January 2000, a new subsidiary, Citizens & Northern Financial Services Corporation, was added. The new subsidiary is licensed as an insurance agency and will provide a full range of insurance products. The net loss of the subsidiary for the six-month period ended June 30, 2000 was $31,000, as payroll and some other start-up costs were incurred, with no revenues generated for that period.

The Corporation is also very proud of and has made a substantial commitment in terms of dollars and personnel in its internet banking product, which currently provides a wide range of services including bill paying. Management believes that future use of this product, including loan generation, deposit relationships and connections to other businesses in our market area will be substantial and can be provided at a much lower cost than traditional banking as more and more consumers become owners of personal computers.

Realized Gains on Securities consists of gross realized gains of $998,000 and gross realized losses of $661,000. The losses were primarily from the sale of a FNMA mortgage-backed pool with a cost basis of $7,578,000. This pool was sold to help fund the repayment of a related borrowing for which the interest spread had shrunk to an unacceptable level. The recorded gains were generated by the sale of several equity investments.

Other operating income increased $61,000 over the comparable 1999 period. The increase was profit received from the sale of Other Real Estate. Normally other operating income will average $8,000 to $10,000 monthly.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

Six-Month Periods Ended

                                                         June 30,    June 30,
(In Thousands)                                             2000        1999
Salaries and Wages                                     $  3,677     $  3,267
Pensions and Other Employee Benefits                        936          908
Occupancy Expense, Net                                      459          454
Furniture and Equipment Expense                             557          468
Expenses Related to Credit Card Operation                   284        1,296
Pennsylvania Shares Tax                                     380          362
Other Operating Expense                                   2,032        1,899
------------------------------------------------------------------------------
Total Other Expense                                    $  8,325     $  8,654
==============================================================================

Salaries and Wages increased 12.5 percent or $410,000 during the six-month period ended June 30, 2000 when compared to the six-month period ended June 30, 1999. The increase is the result of annual merit raises of approximately 4.5 percent and the addition of 7 full time equivalent employees between the comparable periods. The additional employees were needed to staff the internet banking product, the Trust and Financial Services Division and the growing MIS department. The number of full time equivalent employees employed at the end of the second quarter of 1999 was 211 and at the end of the current six-month period that number was 218.

Pensions and Other Employee Benefits consists primarily of social security taxes, group life and health insurance, contributions to the 401 (k) plan and pension expense. The cost of Pensions and other Employee Benefits increased slightly between the comparable periods as a result of benefit payments associated with the increase in full time equivalent employees.

Occupancy Expense, consisting of insurance, maintenance, real estate taxes, depreciation and other utilities increased marginally when comparing the six-month periods ended June 30, 2000 and June 30, 1999. It is expected that occupancy expenses will rise significantly in the future with the opening of a new office in Muncy, Pennsylvania and expenses associated with the purchase of an additional facility in Wellsboro, Pennsylvania to house the credit card operation.

Furniture and Equipment Expense increased $89,000 or 19.0 percent when comparing the six-month periods ended June 30, 2000 and June 30, 1999. The increase is due to the internet banking system and the associated hardware and software costs and depreciation. To support the internet banking system, "thin clients" (i.e., personal computers without memory) had to be installed in all branch locations. Servers (memory and operating systems) had to be installed in the operations centers to run the thin clients. Also contributing to the increase was the cost of furnishing of the new credit card facility.

Credit card expense for the respective periods ended June 30, 2000 and June 30, 1999 amounted to $284,000 and $1,296,000. The significant decrease during the first six months of 2000 was related to the loss of two large agent banks and merchant processing costs.

Pennsylvania Shares Tax did not change significantly between the comparable periods.

Other Operating Expense increased 7.0 percent between the comparable periods. The increase was caused in part by a write-down of other real estate, the cost of schools and educational seminars and costs related to the startup of Citizens & Northern Financial Services Corporation.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

BALANCE SHEET:         SIX-MONTH PERIOD ENDED JUNE 30, 2000/1999

Average total assets of the Corporation were $704,082,000 and $658,184,000, respectively, for the six-month periods ended June 30, 2000 and June 30, 1999. The average asset growth of $45,898,000 which occurred between June 30, 1999 and June 30, 2000 can be attributed to increases in deposits and borrowing.

The increase in available funds was used to increase the size of the investment portfolio, specifically U. S. Agency securities of the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank. A portion of the available funds was used to fund average loan growth of approximately $18,920,000. The increase in loans was mainly real estate secured commercial loans. Municipal loans also increased significantly with the financing of elderly housing projects in the Corporation's market area.

The average outstanding balance in Bank Premises and Equipment also increased
9.4 percent. This increase can be attributed to the purchase of a building located in Wellsboro to house the credit card operation, a lot for the new Muncy branch, an additional lot in Athens, Pennsylvania and the purchase of new profitability analysis and risk management software.

The Corporation also created a new Pennsylvania subsidiary under Citizens & Northern Bank. The new subsidiary has been licensed to sell a variety of insurance products in our market area. The subsidiary is headed by a newly hired insurance professional and several Bank officers have obtained the required licenses to sell insurance products.

The increase in short-term interest rates caused by the Federal Reserve Open-Market Committee has caused a decline in the market value of the investment portfolio. As of June 30, 2000, the fair value of available-for sale investment securities was lower than cost by $15,003,000. As of June 30, 1999, the fair value of available-for-sale securities was $4,471,000 higher than cost. It should be emphasized that the decline is unrealized and does not affect earnings unless the underlying investments are sold. The rate of return is still adequate to support the underlying liabilities. It is hoped that short-term rates have peaked during the current quarter and will begin a gradual decline as inflation does not seem to be a problem.

On the liability side of the balance sheet, the growth of average interest-bearing deposits amounted to $19,627,000 between June 30, 1999 and June 30, 2000. Categories that posted the largest increases were Money Market accounts and Certificates of Deposit. The reason for the increase was an aggressive advertising campaign and a very competitive rate structure. The Corporation also began offering a new product to the municipal depositors, including school districts in the market area. The product carries a slightly higher rate and is designed to keep municipal deposits in their respective communities. Merger activity and the sale of several competing branches in the market area served by the Corporation also contributed to deposit growth.

Average borrowed funds increased $36,968,000 as a result of leveraging opportunities that were available late in the 1st quarter and the 2nd quarter of 1999 and again in the 1st quarter of 2000. The spread afforded by the leveraged products at inception was about 180 basis points. However, the rising cost of short-term funding has caused the spread to narrow significantly.

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

The major sources of funding for loans and investing activities have been deposit growth, Federal Home Loan Bank advances and repayment of loans and cash flows generated from the investment portfolio. Excess funds from deposit growth are used primarily for loan growth. When deposit growth exceeds loan demand the excess is invested in securities or used to repay Federal Home Loan Bank advances when due.

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

CAPITAL ADEQUACY

Under regulations published by the Federal Deposit Insurance Corporation and other bank regulators, a bank's capital must be divided into two tiers. The first tier or tier one capital consists primarily of common stock, retained earnings, surplus and non-cumulative perpetual preferred stock. Tier two includes the allowance for possible loan losses (limited to 1.25 percent of risk-weighted assets), cumulative preferred stock, subordinated debt and 45 percent of unrealized gains on equity investments. The following table presents capital ratios for the six-month periods being presented and minimum and "well capitalized" regulatory standards.

Table VII - Capital Ratios
  (In thousands)

                                     Citizens & Northern Corporation           Regulatory    Standards
                                           June 30,    June 30,                  Well         minimum
                                             2000       1999                  Capitalized     Standard
----------------------------------------------------------------------------------------------------
Tier 1 Leverage Ratio                       11.06%      12.35%                    5.00%      4.00%
Tier 1 Risk-Based Capital Ratio             20.00%      21.57%                    6.00%      4.00%
Total Risk-Based Capital Ratio              21.71%      24.33%                   10.00%      8.00%

The primary source of capital growth for the Corporation is earnings. Capital growth (excluding unrealized gains or losses on available-for-sale securities) for the six-month periods ended June 30, 2000 and June 30, 1999 amounted to $1,868,000 and $3,210,000, respectively. Dividend payments as a percentage of net income amounted to 57.3 percent for the six months ended June 30, 2000 and
41.5 percent for the same period in 1999.

Total capital of the Corporation (excluding unrealized gains or losses on available-for-sale securities) at June 30, 2000 and June 30, 1999 was $87,375,000 and $81,855,000, respectively.

Planned capital expenditures during the next 12 months are not expected to exceed $1,000,000. These expenditures will not have a detrimental effect on capital ratios or results of operations.

INFLATION

Inflation affects nearly every aspect of banking, primarily interest rates. The effect of inflation, when it is high, also has an impact on the cost of goods, such as supplies, services and labor. Inflation, with the exception of energy products, does not appear to be a problem in the near-term and is not expected to impact the Corporations results of operations for the balance of 2000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 3. Interest Rate Risk and Market Risk

MARKET RISK

The Corporation's two major categories of market risk are interest rate risk and risks related to investments in equity securities.

INTEREST RATE RISK

The risk that arises from changes in interest rates is an inherent factor in operating a bank. The risk associated with changes in interest rates is twofold: the risk to earnings and the risk to the market values of assets and liabilities.

From an earnings risk perspective, an asset sensitive institution (positive gap) will normally benefit from rising rates and a liability sensitive (negative gap) will benefit from falling interest rates. Citizens & Northern Corporation uses a simulation model that calculates earnings under varying interest rate shock scenarios, most commonly up 100, 200 and 300 basis points and the same rate scenarios in a falling rate environment. The Asset and Liability Management Committee and the Board of Directors have established a 20 percent decrease in net interest income as a parameter at a 200 basis point (2 percent) increase in interest rates. The model is run monthly using the current maturity schedule of the Corporation's assets and liabilities and certain prepayment assumptions. Projecting earnings out one year through June 30, 2001, assuming a 200 basis point rate shock, produces a decline in net interest income of 25.56 percent.

The risk associated with interest rate increases and decreases as they relate to the market value of the assets and liabilities of the Corporation is also calculated using the same model and the same parallel rate shock of plus and minus 100, 200, and 300 basis point swings in rates. Market values are estimated by applying present value calculations to the cash flow generated by the Corporation's balance sheet. The Asset and Liability Management Committee and Board of Directors have established a market loss limit of 30 percent at a 200 basis point rate shock. At June 30, 2000 the estimated loss of market value amounted to $24,559,000 or 37.15 percent. The Board of Directors is aware of and continually monitors the results of the rate shock but does not feel that it would be appropriate to restructure the portfolio at this time even though the results are outside of established guidelines.

The model utilized to create Tables VIII and IX is impacted by estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates which could result in significant differences in the calculation of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

TABLE - VIII -Effect of Hypothetical Changes in Interest Rates
NIM = Net Interest Margin
MVPE= Market Value of Portfolio Equity                           Plus 2%      Plus 2%     Minus 2%    Minus 2%
                                                               Estimated     Estimated    Estimated  Estimated
Year Ended June 30, 2001      (In Thousands)       Expected    Change in     Change in    Change in  Change in
                                                      NIM          NIM          NIM          NIM        NIM
INTEREST INCOME                                        $            $            %           $           %
Investment Securities                               25,124       26,113        3.94        24,098       (4.08)
Interest-bearing Due From Banks                        605          784        29.59          428      (29.26)
Loan Income                                         28,824       30,016        4.14        26,784       (7.08)
-----------------------------------------------------------------------------------------------------------------
Total Interest Income                               54,553       56,913         4.33       51,310      (5.94)
INTEREST EXPENSE
Now Accounts and Regular Savings                    2,454         3,281        33.70        1,626     (33.74)
Money Market Accounts                               8,458        11,399        34.77        5,517     (34.77)
All Other Deposits                                 14,290        16,277        13.90       12,303     (13.90)
----------------------------------------------------------------------------------------------------------------
Total Deposits                                      25,202       30,957        22.84       19,446     (22.84)
Borrowed Funds                                       8,065       10,111        25.37        6,105     (24.30)
----------------------------------------------------------------------------------------------------------------
Total Interest Expense                              33,267       41,068        23.45       25,551     (23.19)
----------------------------------------------------------------------------------------------------------------
Net Interest Income                                 21,286       15,845       -25.56       25,759     21.01
================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 3. Interest Rate Risk and Market Risk (Continued)

Table IX - Effect of Hypothetical Changes in
Market

  Value of Portfolio Equity                                    Plus 2%       Plus 2%     Minus 2%     Minus 2%
                                                               Estimated    Estimated    Estimated    Estimated
                                                               Change in    Change in    Change in    Change in
June 30, 2000                   (In Thousands)       MVPE        MVPE         MVPE         MVPE         MVPE
                                                      $           $             %            $            %
Investment Portfolio                               339,069      314,866       (7.14)      364,183        7.41
Total Loans                                        314,090      300,486       (4.33)      321,407        2.33
Other Assets                                        29,250       29,250                   29,250
----------------------------------------------------------------------------------------------------------------
   Total Assets                                    682,409      644,602       (5.54)      714,840        4.75

Deposits                                           499,047      486,846       (2.44)      512,657        2.73
Borrowed Funds                                     116,806      115,759       (0.90)      117,931        0.96
Other Liabilities                                      444          444                      444
----------------------------------------------------------------------------------------------------------------
   Total Liabilities                               616,297      603,049       (2.15)      631,032        2.39
----------------------------------------------------------------------------------------------------------------
Net Change in Portfolio Equity                      66,112       41,553      (37.15)       83,808       26.77
================================================================================================================

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

Investments in bank stocks are subject to the risk factors that affect the banking industry in general, including competition from nonbank entities, credit risk, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, since the stocks held are bank and bank holding companies concentrated in Pennsylvania, these investments could decline in market value if there is a downturn in the Commonwealth's economy.

Equity securities held as of June 30, 2000 and June 30, 1999 are presented in Table X.

TABLE X - EQUITY SECURITIES

                                                                                          Hypothetical    Hypothetical
                                                                                          10%  Decline   20%  Decline
                                                                                               in            in
                                                                                 Fair        Market        Market
 (In Thousands)                                                     Cost         Value        value        value

Banks and Bank Holding Companies                                   17,782       21,655      (2,166)       (4,331)
Federal Home Loan Bank and Other Restricted Securities              7,248        7,248       (725)        (1,450)
--------------------------------------------------------------------------------------------------------------------
                                                                   25,030        28,903      (2,890)      (5,782)
At June 30, 1999
Banks and Bank Holding Companies                                   17,849       31,093      (3,109)       (6,219)
Federal Home Loan Bank and Other Restricted Securities              5,275        5,275        (528)       (1,055)
--------------------------------------------------------------------------------------------------------------------
Total                                                              23,124        36,368     (3,637)      (7,274)
====================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Part II - Other Information

Item 1. Legal Proceedings

        There are currently no pending lawsuits against Citizens & Northern Corporation and no lawsuits were terminated during the second quarter of the current year.

Item 2. Changes in Securities

        No disclosure required

Item 3. Defaults Upon Senior Securities

        No disclosure required

Item 4. Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 18, 2000. The Board of Directors fixed the close of business on February 28, 2000 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 5,205,267 shares of Common Stock.

       The total number of votes cast was 3,957,822. All were voted by proxy for the following purposes and with the following results.

       1. The election of the following as Class I Directors to serve for a term of three years:

          R. Robert DeCamp                      F. David Pennypacker
          Votes in favor - 3,905,975            Votes in favor - 3,912,803

          Edward H. Owlett, III                 James E. Towner
          Votes in favor - 3,928,979            Votes in favor - 3,864,871

        Directors in Classes II and III whose terms are not expiring include:

          Dennis F. Beardslee                   J. Robert Bower
          R. Bruce Haner                        Susan E. Hartley
          Karl W. Kroeck                        Edward L. Learn
          Lawrence F. Mass                      Leonard Simpson
          Donald Treat

       2. The ratification of the action of the Board of Directors in the appointment of the firm of Parente Randolph, PC as independent auditors of the Corporation.

          Total Votes in Favor          3,905,720
          Total Votes Against              36,299
          Total Votes Abstained            15,803

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 5.   Other Events

          None

Item 6.   Exhibits and Reports on Form 8 - K

     a. Exhibits

         27. Financial Data Schedule

     b. On June 27, 2000 a Current Report on Form 8 - K was filed to report the signing of a definitive merger agreement between the Corporation and Peoples LTD. The agreement was signed on June 22, 2000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Signature Page

                                            SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CITIZENS & NORTHERN CORPORATION

August 10, 2000                      By: /s/ Craig G. Litchfield
---------------                         ------------------------
Date                                     President and Chief Executive Officer

August 10,2000                       By: /s/ James W. Seipler
--------------                          ------------------------
Date                                     Executive Vice President and Treasurer