Form 10-Q
period 2000-09-30
CITIZENS & NORTHERN CORP
filed 2000-11-14
CIK 810958

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Nine-month period ended September 30, 2000


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

90-92 Main Street
Wellsboro, PA 16901
(Address of principal executive offices)  (Zip code)

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

            Title                                   Outstanding
Common Stock ($1.00 par value)    5,205,492 Shares Outstanding November 13, 2000

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - September 30, 2000
and December 31, 1999                                        Page  3

Consolidated Statement of Income - Three Months
and Nine Months Ended
September 30, 2000 and September 30, 1999                    Page  4

Consolidated Statement of Cash
Flows - Nine Months Ended September 30, 2000 and
September 30, 1999                                           Page  5

Notes to Consolidated Financial Statements                   Pages 6 and 7

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations             Pages 8 through 17

Item 3.  Information About Market Risk                       Pages 17 and 18

Part II.  Other Information                                  Page  19

Signatures                                                   Page  20

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part I - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(In Thousands)

                                                            September 30,        December 31,
                                                                2000                 1999
                                                             (Unaudited)            (Note)
                                                            -------------        ------------
ASSETS

Cash and due from banks:
   Noninterest-bearing                                       $   10,276           $   15,337
   Interest-bearing                                                 888                2,726
                                                             -------------------------------
       Total cash and cash equivalents                           11,164               18,063
                                                             -------------------------------

Available-for-sale securities                                   350,698              358,929
Held-to-maturity securities                                       2,026                1,880
Loans, net                                                      319,164              305,761
Bank premises and equipment                                       9,091                7,992
Accrued interest receivable                                       5,319                5,066
Other assets                                                      6,589                8,207
                                                             -------------------------------

TOTAL ASSETS                                                 $  704,051           $  705,898
                                                             ===============================

LIABILITIES

Deposits:
  Noninterest-bearing                                        $   63,536           $   67,200
  Interest-bearing                                              438,747              433,274
                                                             -------------------------------
     Total deposits                                             502,283              500,474
                                                             -------------------------------

Dividends payable                                                 1,249                1,237
Short - term borrowings                                          97,288               89,036
Long - term borrowings                                           15,610               35,025
Accrued interest and other liabilities                            6,166                3,503
                                                             -------------------------------
TOTAL LIABILITIES                                               622,596              629,275
                                                             -------------------------------

SHAREHOLDERS' EQUITY

Common stock, par value $ 1.00 per share;
  Authorized 10,000,000; issued 5,324,962
  And 5,272,239  in 2000 and 1999, respectively                   5,325                5,272
Stock dividend distributable                                          -                1,437
Paid in capital                                                  18,741               17,355
Retained earnings                                                65,333               62,886
                                                             -------------------------------
   Total                                                         89,399               86,950
                                                             -------------------------------
Accumulated other comprehensive loss                             (6,504)              (8,884)
Less: Treasury stock at cost
   119,470  shares at September 30, 2000                         (1,440)
   118,510  shares at December 31,1999                                                (1,443)
                                                             -------------------------------
TOTAL SHAREHOLDERS' EQUITY                                       81,455               76,623
                                                             -------------------------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $  704,051           $  705,898
                                                             ===============================

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF INCOME
(In Thousands)       (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                               ---------------------------      -----------------------------
                                                                  2000             1999            2000              1999
                                                               ----------      -----------      ---------        ------------
                                                                (Current)      (Prior Year)     (Current)        (Prior Year)
 INTEREST INCOME)

   Interest and fees on loans                                  $    6,859      $     6,479      $    20,053      $    19,157
   Interest on balances with depository institutions                   39                7               95               21
   Interest on loans to political subdivisions                        162              153              481              373
   Interest on federal funds sold                                      22                2               35               39
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                       4,571            4,390           13,859           11,794
      Tax-exempt                                                    1,082            1,180            3,313            3,441
      Dividends                                                       390              325            1,095              877
----------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                              13,125           12,536           38,931           35,702
----------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
   Interest on deposits                                             5,903            4,811           16,984           13,950
   Interest on short-term borrowings                                1,692              805            4,462            1,386
   Interest on long-term borrowings                                   195              804              885            2,389
----------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                           7,790            6,420           22,331           17,725
----------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                  5,335            6,116           16,600           17,977
   Provision for loan losses                                          150              120              526              570
----------------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for loan losses                  5,185            5,996           16,074           17,407
----------------------------------------------------------------------------------------------------------------------------
 OTHER INCOME
   Service charges on deposit accounts                                291              277              846              827
   Service charges and fees                                            56               69              175              186
   Trust department income                                            387              325            1,212            1,096
   Insurance commissions, fees and premiums                            93               72              267              318
   Fees related to credit card operation                              123              903              737            2,348
   Other operating income                                              13               11              134               71
----------------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on                        963            1,657            3,371            4,846
    securities, net
    Realized gains  on securities, net                                230              789              567            1,847
----------------------------------------------------------------------------------------------------------------------------
   Total other income                                               1,193            2,446            3,938            6,693
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                               1,907            1,748            5,584            5,015
   Pensions and other employee benefits                               474              443            1,410            1,351
   Occupancy expense, net                                             214              225              673              679
   Furniture and equipment expense                                    316              316              873              784
   Expenses related to credit card operation                           52              742              336            2,038
   Pennsylvania Shares Tax                                            188              180              568              542
   Other operating expense                                          1,020              910            3,052            2,809
----------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                             4,171            4,564           12,496           13,218
----------------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                               2,207            3,878            7,516           10,882
   Income tax provision                                               374              954            1,321            2,494
----------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                    $    1,833      $     2,924      $     6,195       $    8,388
                                                           =================================================================
PER SHARE DATA:
Net Income - Basic                                             $     0.35      $      0.56      $      1.19      $      1.61
Net Income - Diluted                                           $     0.35      $      0.56      $      1.19      $      1.61
                                                           -----------------------------------------------------------------
Dividends Per Share                                            $     0.24      $      0.22      $      0.72      $      0.65
                                                           -----------------------------------------------------------------
Number Shares Used in Computation - Basic                       5,205,492        5,205,202        5,205,433        5,205,097
Number Shares Used in Computation - Diluted                     5,206,777        5,210,729        5,207,017        5,211,202


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)                      (Unaudited)

                                                                                                Nine Months Ended
                                                                                       --------------------------------
                                                                                       September 30,      September 30,
                                                                                           2000               1999
                                                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $   6,195         $    8,388
  Adjustments to reconcile net income to
        net cash provided by operating  activities:
          Provision for loan losses                                                            526                570
          Realized gain on securities, net                                                    (567)            (1,847)
          Realized (gain) loss on sale of foreclosed assets                                    (57)                 9
          Provision for depreciation                                                           815                715
          Accretion and amortization, net                                                   (1,843)            (1,314)
          Deferred income tax                                                                  (89)               (72)
          Decrease (increase) in accrued interest
             Receivable and other assets                                                       825             (4,779)
           Increase in accrued interest payable and
             other liabilities                                                               2,663              7,773
----------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                             8,468              9,443
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities                                         44                351
  Purchase of held-to-maturity securities                                                     (196)              (354)
  Proceeds from sales of available-for-sale securities                                      15,407             22,446
  Proceeds from maturities of available-for-sale securities                                 10,003             29,627
  Purchase of available-for-sale securities                                                (11,155)          (110,448)
  Net increase in loans                                                                    (14,276)           (20,756)
  Purchase of premises and equipment                                                        (1,914)            (1,227)
  Proceeds from sale of foreclosed assets                                                      502                249
  Purchase of investment in limited partnership                                               (697)                 -
----------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                                (2,282)           (80,112)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                   1,809             10,284
  Net increase in short-term borrowings                                                      8,252             63,214
  Repayments of long-term borrowings                                                       (19,415)               (14)
  Proceeds from sale of treasury stock                                                           5                 16
  Dividends paid                                                                            (3,736)            (3,401)
---------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities                                 (13,085)            70,099
---------------------------------------------------------------------------------------------------------------------
DECREASE  IN CASH  AND CASH EQUIVALENTS                                                     (6,899)              (570)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              18,063             16,128
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  11,164         $   15,558
=====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest Paid                                                                          $  18,903         $   13,868
=====================================================================================================================
  Income Taxes Paid                                                                         $1,259             $2,156
=====================================================================================================================



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

Results reported for the nine-month period ended September 30, 2000 may not be indicative of the results for the year ending December 31, 2000.

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


                                                                                      Weighted-
                                                                                       Average        Earnings
                                                                        Net            Common           Per
                                                                       Income          Shares          Share
                                                                     ----------      ----------       --------
Nine-month period ended September 30, 2000
Earnings per share - basic                                           $6,195,000       5,205,433         $1.19
Dilutive effect of stock options                                                          1,584
-------------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                         $6,195,000       5,207,017         $1.19
=============================================================================================================

Nine-month period ended September 30, 1999
Earnings per share - basic                                           $8,388,000       5,205,097         $1.61
Dilutive effect of stock options                                                          6,105
-------------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                         $8,388,000       5,211,202         $1.61
==============================================================================================================


Quarter ended September 30, 2000
Earnings per share - basic                                           $1,833,000       5,205,492         $0.35
Dilutive effect of stock options                                                          1,285
-------------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                         $1,833,000       5,206,777         $0.35
=============================================================================================================

Quarter ended September 30, 1999
Earnings per share - basic                                           $2,924,000       5,205,202         $0.56
Dilutive effect of stock options                                                          5,527
-------------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                         $2,924,000       5,210,729         $0.56
=============================================================================================================


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

Comprehensive income is calculated as follows:
(In Thousands)


                                                                       Three Months Ended                     Year to Date
                                                                 -------------------------------     -----------------------------
                                                                 September 30,     September 30,     September 30,   September 30,
                                                                     2000               1999             2000            1999
                                                                 -------------     -------------     -------------   -------------
                                                                   (Current)       (Prior Year)        (Current)      (Prior Year)
Net Income                                                         $  1,833           $ 2,924          $  6,195         $  8,388
Other Comprehensive Income :
     Unrealized holding gains (losses) on
      available-for-sale securities
        Gains (losses) arising during the period                      5,378            (6,826)            4,173          (19,361)
        Reclassification adjustment                                    (230)             (789)             (567)          (1,847)
                                                                   -------------------------------------------------------------
Other comprehensive income (loss) before income tax                   5,148            (7,615)            3,606          (21,208)
Income tax related to other comprehensive income                     (1,750)            2,589            (1,226)           7,211
                                                                   -------------------------------------------------------------
Other comprehensive income (loss)                                     3,398            (5,026)            2,380          (13,997)
                                                                   -------------------------------------------------------------
Comprehensive Income (Loss)                                        $  5,231           ($2,102)         $  8,575          ($5,609)
                                                                   =============================================================



4. PENDING MERGER

On June 22, 2000, Citizens & Northern Corporation and Peoples Ltd., the holding company of Peoples State Bank of Wyalusing, jointly announced that a definitive merger agreement was entered into between the two companies. The merger agreement provides for approximately 990,640 shares of Citizens & Northern Corporation common stock to be issued in exchange for the outstanding shares of Peoples Ltd. The transaction is expected to be accounted for as a pooling-of-interests and is expected to be a tax-free exchange for Peoples Ltd. shareholders. The transaction is subject to the approvals of Peoples Ltd. shareholders and various bank regulatory agencies.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and future expectations of the Corporation, are generally identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or occurrences is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, changes in : interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U. S. government, including policies of the U. S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.


EARNINGS OVERVIEW

Net income for the nine months ended September 30, 2000 amounted to $6,195,000, or $1.19 per share (on a basic and diluted basis). For the first nine months of 1999, net income was $8,388,000, or $1.61 per share. Net income for the third quarter 2000 was $1,833,000, or $.35 per share, and $2,924,000, or $.56 per share, for the third quarter 1999.

The major reasons for the decrease in net income were (1) lower realized gains from sales of securities, (2) a lower net interest margin and (3) higher operating expenses, excluding credit card operations. Realized securities gains were lower because there were fewer opportunities to sell bank stocks at optimal prices in 2000. Also, interest costs on deposits and borrowed funds increased due to increases in short-term market interest rates, and personnel and technology costs increased due to efforts to expand future noninterest revenue opportunities.


REFERENCES TO 2000 AND 1999

Unless otherwise noted, all references to "2000" in the following discussion of operating results are intended to mean the nine months ended September 30, 2000, and similarly, references to "1999" are intended to mean the first nine months of 1999. Operating results for the third quarter 2000, including comparisons to third quarter 1999, are generally consistent with the results and comparisons discussed in Management's Discussion and Analysis for the nine months ended September 30, 2000 and 1999.


NET INTEREST MARGIN

The net interest margin is the difference between interest income earned and interest expense incurred. The interest rate spread is the difference, stated as a percentage, between the average rate earned on all interest-earning assets and the average rate incurred on all interest-bearing liabilities. The net interest margin as reflected in the income statement, and the net interest spread as reflected in Table I of Management's Discussion and Analysis, have not been adjusted for federal income taxes.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The net interest margin for 2000 decreased $1,377,000, or 7.7%, compared to 1999. The Corporation is "liability sensitive," which means that rates on its interest-bearing liabilities - deposits and borrowed funds - change more rapidly than rates on its interest-earning assets. The Corporation earns a positive "spread" by investing in long-term assets, such as residential mortgages and other loans secured by real estate and long-term debt securities. In 2000, short-term rates have risen significantly, and accordingly, the Corporation has raised most of its deposit rates and has borrowed funds at higher rates than in 1999. Overall, the Corporation's average rate incurred on interest-bearing liabilities increased from 4.50% in 1999 to 5.26% in 2000, and the interest rate spread shrunk from 2.98% to 2.27% for the corresponding time periods. Average balances and rates are presented in Table I.

Issues related to management of interest rate risk, including the net interest margin, are discussed in the "Market Risk" section of Form 10-Q.

Average assets increased to $703,769,000 in 2000 compared to $672,104,000 in 1999. Asset growth was funded primarily by increases in average borrowed funds of $22,478,000 and interest-bearing deposits of $18,107,000. As depicted in Table I, the most significant increases in interest-earning assets were in available-for-sale securities, which increased $33,149,000 and loans, which increased $17,963,000, or 6%. The largest categories of loan growth were loans secured by real estate and tax-exempt loans to political subdivisions. The largest category of average deposit growth was money market accounts, which increased 11.6%. The increase in the average balance of borrowed funds consisted primarily of borrowings from the Federal Home Loan Bank and customer repurchase agreements. Borrowings from the Federal Home Loan Bank were used to fund purchases of certain U.S. Government Agency investments.

Table II presents an analysis of the effect of volume and rate changes on the net interest margin.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE I - ANALYSIS OF AVERAGE BALANCES AND RATES
(In Thousands)


                                                                          Rate of                   Rate of                  Rate of
                                                                          Return/                   Return/                  Return/
                                                              Nine         Cost                      Cost          Nine        Cost
                                                             Months         of          Year          of          Months        of
                                                             Ended         Funds        Ended        Funds        Ended       Funds
                                                            09/30/00         %        12/31/99         %         09/30/99       %
                                                           ----------      -----      ---------      -----       --------     -----
EARNING ASSETS
Available-for-Sale Securities:
   U. S. Treasury Securities                               $    2,512       6.17      $   2,510       5.90       $  2,509      6.02
   Securities of Other U.S. Government Agencies and           132,730       7.07        101,205       6.92         92,727      6.88
Corporations
   Mortgage Backed Securities                                 103,690       6.81        117,902       6.61        119,309      6.58
   Obligations of States and Political Subdivisions            81,351       5.51         80,970       5.58         80,952      5.68
   Stock                                                       25,791       5.67         22,288       5.42         22,459      5.22
   Other Securities                                            23,343       7.39         20,948       6.47         18,312      6.87
-----------------------------------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                     369,417       6.57        345,823       6.37        336,268      6.37
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities:
   U. S. Treasury Securities                                      669       5.39            615       5.53            614      5.66
   Securities of Other U. S.  Government Agencies and           1,031       6.61            895       6.48            877      6.56
Corporations
   Mortgage Backed Securities                                     290       7.37            368       7.34            384      7.31
-----------------------------------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                         1,990       6.31          1,878       6.34          1,875      6.42
-----------------------------------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                2,214       5.79            566       5.30            643      4.37
Federal Funds Sold                                                758       6.17            866       4.85          1,074      4.73
Loans:
   Real Estate Loans                                          252,211       8.59        240,951       8.56        238,707      8.59
   Consumer                                                    27,739      11.05         28,982      10.94         29,006     11.08
   Agricultural                                                 1,964       9.66          1,961       9.89          1,957      9.97
   Commercial/Industrial                                       21,150       8.39         19,271       8.25         19,076      8.52
   Other                                                          877       7.92            714       7.70            698      7.66
   Political Subdivisions                                      11,981       5.36          9,499       5.70          8,509      5.86
   Leases                                                         194      11.71            206       6.31            200      8.69
------------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                               316,116       8.68        301,584       8.68        298,153      8.76
------------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                      690,495       7.53        650,717       7.44        638,013      7.48
------------------------------------------------------------------------------------------------------------------------------------
Cash                                                           10,636                    14,028                    14,034
Unrealized Gain/Loss on Securities                           (13,818)                     7,865                    11,753
Allowance for Loan Losses                                     (5,197)                   (5,083)                   (5,043)
Bank Premises and Equipment                                     8,500                     7,828                     7,767
Other Assets                                                   13,153                     5,509                     5,580
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                               $  703,769                 $ 680,864                  $672,104
====================================================================================================================================
INTEREST-BEARING LIABILITIES
 Interest-bearing Deposits:
   Interest Checking                                       $   35,952       2.84      $  37,248       2.27       $ 37,053      2.20
   Money Market                                               144,000       5.30        131,741       4.34        129,009      4.23
   Savings                                                     46,055       2.49         46,643       2.48         46,751      2.48
   Certificates of Deposit                                    143,491       5.55        139,916       5.24        139,123      5.24
   Individual Retirement Accounts                              76,714       6.37         75,882       5.21         76,272      5.10
   Other Time Deposits                                          1,971       2.17          1,641       2.68          1,868      2.43
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                          448,183       5.06        433,071       4.40        430,076      4.33
------------------------------------------------------------------------------------------------------------------------------------
Borrowed Funds:
   Federal Funds Purchased                                      6,273       6.35          6,085       4.91          6,405      5.01
   Other Borrowed Funds                                       112,621       5.99         97,585       5.35         90,011      5.25
------------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                     118,894       6.01        103,670       5.32         96,416      5.23
------------------------------------------------------------------------------------------------------------------------------------
Total Interest-bearing Liabilities                            567,077       5.26        536,741       4.58        526,492      4.50
------------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                                51,746                    50,787                    50,754
Other Liabilities                                               6,311                     6,193                     6,752
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                           625,134                   593,721                   583,998
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity, Excluding Other Comprehensive            87,613                    81,767                    80,361
Income/Loss
Other Comprehensive Income/Loss                               (8,978)                     5,376                     7,745
------------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                   78,635                    87,143                    88,106
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $  703,769                 $ 680,864                  $672,104
====================================================================================================================================
Interest Rate Spread                                                        2.27                      2.86                     2.98
====================================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE II - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE


                                                                           Nine-month Periods Ended
                                                                           September 30,  2000/1999
                                                                    --------------------------------------
(In Thousands)                                                      Change in     Change in        Total
                                                                      Volume         Rate          Change
                                                                    ---------     ---------       --------
EARNING ASSETS
 Available-for-Sale Securities:
   U. S. Treasury Securities                                         $      -     $       3       $      3
   Securities of Other U.S. Government Agencies and Corporations        2,115           140          2,255
   Mortgage Backed Securities                                            (791)          203           (588)
   Obligations of States and Political Subdivisions                        17          (105)           (88)
   Stock                                                                  137            81            218
   Other Securities                                                       274            76            350
----------------------------------------------------------------------------------------------------------
      Total Available-for-Sale Securities                               1,752           398          2,150
----------------------------------------------------------------------------------------------------------
Held-to-Maturity Securities
   U. S. Treasury Securities                                                2            (1)             1
   Securities of Other U.S. Government Agencies and Corporations            8             -              8
   Mortgage Backed Securities                                              (5)            1             (4)
----------------------------------------------------------------------------------------------------------
      Total Held-to-Maturity Securities                                     5             -              5
----------------------------------------------------------------------------------------------------------
Interest -bearing Due from Banks                                           65             9             74
Federal Funds Sold                                                        (13)            9             (4)
Loans:
   Real Estate Loans                                                      869            11            880
   Consumer                                                              (105)           (4)          (109)
   Agricultural                                                             1            (5)            (4)
   Commercial/Industrial                                                  130           (17)           113
   Other                                                                   11             1             12
   Political Subdivisions                                                 141           (33)           108
   Leases                                                                   -             4              4
----------------------------------------------------------------------------------------------------------
    Total Loans                                                         1,047           (43)         1,004
----------------------------------------------------------------------------------------------------------
Total Interest Income                                                   2,856           373          3,229
----------------------------------------------------------------------------------------------------------

INTEREST - BEARING LIABILITIES
Interest Checking                                                         (18)          172            154
Money Market                                                              512         1,123          1,635
Savings                                                                   (13)            4             (9)
Certificates of Deposit                                                   174           332            506
Individual Retirement Accounts                                             17           733            750
Other Time Deposits                                                         2            (4)            (2)
Federal Funds Purchased                                                    (5)           62             57
Other Borrowed Funds                                                      969           546          1,515
----------------------------------------------------------------------------------------------------------
Total Interest Expense                                                  1,638         2,968          4,606
----------------------------------------------------------------------------------------------------------

NET INTEREST MARGIN                                                  $  1,218     $  (2,595)      $ (1,377)
============================================================================================================

The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TABLE III - COMPARISON OF NONINTEREST INCOME

                                                                                     Nine Months Ended
                                                                                  ----------------------
(In Thousands)                                                                    Sept. 30,    Sept. 30,
                                                                                    2000         1999
                                                                                  ---------    ---------
Service Charges on Deposit Accounts                                                $   846      $   827
Service Charges and Fees                                                               175          186
Trust Department Income                                                              1,212        1,096
Insurance Commissions, Fees and Premiums                                               267          318
Fees Related to Credit Card Operation                                                  737        2,348
Other Operating Income                                                                 134           71
-------------------------------------------------------------------------------------------------------
Total Other Operating Income before Realized Gains on Securities, Net                3,371        4,846
Realized Gains on Securities, Net                                                      567        1,847
-------------------------------------------------------------------------------------------------------
Total Other Income                                                                 $ 3,938      $ 6,693
=======================================================================================================

Other operating income before realized gains on securities decreased 30.4% in 2000 compared to 1999. The main reason for the decrease was a sharp decline in fees related to the credit card operation. Credit card fees decreased due to the sale of the merchant processing program in late 1999 and the loss of two large agent banks due to mergers. As shown in Table IV, the reduction in these fees was accompanied by a reduction in related expenses. The net effect of the reductions in fees and expenses was an increase in pre-tax income of $91,000 between years.

Trust department income increased 10.6% because trust assets under management have increased substantially. Trust assets under management at September 30, 2000 amounted to $330 million compared to $300 million at September 30, 1999. The growth in trust assets under management and income reflects management's emphasis on offering an expanding range of financial services.

In 2000, realized gains on securities, net, totaled $567,000 compared to $1,847,000 in 1999. In 1999, a significant portion of the securities gains resulted from sales or exchanges of bank stocks. In the first nine months of 2000, there were fewer opportunities for sales of bank stocks at prices deemed by management to be optimal. As described in Table X, the fair value of bank stocks held as of September 30, 2000 exceeded cost by $5,470,000, and in October 2000, sales of securities resulted in realized gains (pre-tax) of $630,000.



TABLE IV - COMPARISON OF NONINTEREST EXPENSE

                                                                                     Nine Months Ended
                                                                                  ----------------------
                                                                                  Sept. 30,    Sept. 30,
(In Thousands)                                                                       2000         1999
                                                                                  ---------    ---------
Salaries and Wages                                                                 $ 5,584      $ 5,015
Pensions and Other Employee Benefits                                                 1,410        1,351
Occupancy Expense, Net                                                                 673          679
Furniture and Equipment Expense                                                        873          784
Expenses Related to Credit Card Operation                                              336        2,038
Pennsylvania Shares Tax                                                                568          542
Other Operating Expense                                                              3,052        2,809
-------------------------------------------------------------------------------------------------------
Total Other Expense                                                                $12,496      $13,218
=======================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Total noninterest expense decreased 5.5% in 2000 compared to 1999. The decrease was caused mainly by a decline in costs related to credit card processing. Credit card expenses decreased because of the termination of the merchant processing program, which resulted in elimination of interchange fees and other costs.

Salaries and wages increased 11.3% in 2000 compared to 1999. The increase is the result of annual merit raises of approximately 4.5 percent and an increase in number of employees. New employees were added in several areas, including internet banking, trust and financial services and management information systems, as well as the Muncy, PA, branch, which opened in October 2000. The number of full-time equivalent employees increased from 213 at September 30, 1999 to 228 at September 30, 2000.

Furniture and equipment expense increased 11.4% for 2000 compared to 1999. The increase is due to higher depreciation expense, mainly related to the internet banking system and a new credit card facility.

Other operating expense increased 8.7% between the comparable periods. Professional fees related to the pending merger with Peoples Ltd. of $151,000 were incurred in 2000. Telephone expense increased $100,000, primarily because of costs associated with data connections among branches. Schools and educational seminars expense increased $66,000, and supply costs increased $58,000. Also, other operating expense includes costs related to the start-up of C&N Financial Services Corporation. This subsidiary, a licensed insurance agency, was formed in January 2000 to provide a variety of insurance products to individuals and businesses. C&N Financial Services Corporation generated its first revenues in July 2000, and has recorded a loss of $50,000 through September 30, 2000.

COMPREHENSIVE INCOME (LOSS)

As presented in Note 3 to the consolidated financial statements, comprehensive income increased substantially in 2000 compared to 1999. Comprehensive income includes traditional net income from the income statement, adjusted by the change in net unrealized gains or losses on available-for-sale securities. The amount of unrealized gains or losses on available-for-sale securities may vary widely from period-to-period, depending on the impact of changing interest rates on the fair values of long-term bonds and other securities. In the second half of 1999, changes in interest rates caused the fair value of the Corporation's securities to fall, while in 2000, total fair value increased relative to historical cost (although the fair value of available-for-sale securities, in the aggregate, remained lower than cost at September 30, 2000).

BALANCE SHEET:  SEPTEMBER 30, 2000 / DECEMBER 31, 1999

Total assets changed very little from December 31, 1999 to September 30, 2000. Overall, because of the "inverted yield curve" (short-term interest rates as high as, or higher than, long-term rates) throughout much of 2000, there were limited opportunities to invest borrowed funds at a profit. Accordingly, the Corporation reduced its total borrowed funds balances from $124,061,000 at December 31, 1999 to $112,898,000 at September 30, 2000, and reduced available-for-sale securities (at cost) from $372,391,000 to $360,552,000. Loans, net, increased $13,403,000, or 4.4%, at September 30, 2000, compared to December 31, 1999. Loan growth was funded primarily from earnings, an increase in deposits of $1,809,000 and decreases in other types of assets.

Within the available-for-sale portfolio, the Corporation increased its concentration in U.S. Government agency securities, and reduced its concentration in mortgage-backed securities through ongoing repayments of principal, because of changes in market yields. The excess of cost over fair value of the portfolio recovered somewhat over the period, as decreases in long-term interest rates created increases in the fair values of long-term debt securities. The composition of the available-for-sale securities portfolio is presented in Table V.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


TABLE V - AVAILABLE-FOR-SALE SECURITIES
(In Thousands)

                                                            September 30, 2000            December 31, 1999
                                                          -----------------------      -----------------------
                                                                          Fair                         Fair
                                                            Cost          Value          Cost          Value
                                                          ---------     ---------      ---------     ---------
Obligations of the U.S. Treasury                          $   2,510     $   2,508      $   2,514     $   2,498
Obligations of other U.S. Government agencies               134,031       124,501        128,494       116,691
Obligations of states and political subdivisions             81,689        79,524         81,219        76,748
Other securities                                             22,332        20,691         22,829        21,707
Mortgage-backed securities                                   94,872        92,886        111,605       107,816
--------------------------------------------------------------------------------------------------------------
Total debt securities                                       335,434       320,110        346,661       325,460
Equity securities                                            25,118        30,588         25,730        33,469
--------------------------------------------------------------------------------------------------------------
Total                                                     $ 360,552     $ 350,698      $ 372,391     $ 358,929
==============================================================================================================

The increase in loans at September 30, 2000, consisted mainly of new loans secured by real estate. The composition of loans, net, is shown in Table VI.


TABLE VI-           LOANS
(In Thousands)

                                           Sept. 30,      % of        Dec. 31,       % of
                                             2000         Total         1999         Total
                                           --------      ------      ---------       ------
Real estate                                $260,226       80.2%      $ 248,253        79.9%
Consumer                                     27,947        8.6%         29,140         9.3%
Commercial                                   20,989        6.5%         18,050         5.8%
Political subdivisions                       11,997        3.7%         12,332         4.0%
Other                                         3,311        1.0%          3,117         1.0%
-------------------------------------------------------------------------------------------
Total                                       324,470      100.0%        310,892       100.0%
                                                         ======                      ======
Less: allowance for loan losses              (5,306)                    (5,131)
---------------------------------------------------                  ---------
Loans, net                                 $319,164                  $ 305,761
===================================================                  =========


Bank premises and equipment increased substantially from December 31, 1999 to September 30, 2000. Total purchases of capital items for 2000 amounted to $1,914,000. There were several major capital programs either completed or in progress during this time frame. Total costs of land, building and equipment related to the new Muncy branch amounted to $685,000 as of September 30, 2000. To provide room for expansion, the Corporation purchased properties near the Wellsboro headquarters facility at a cost of $286,000, and moved the credit card operations to another property in Wellsboro at a cost of $219,000. Also, facility renovation and equipment purchases for the addition of C&N Financial Services Corporation and other trust department projects totaled $200,000.

Other assets decreased from December 31, 1999, mainly because the net deferred tax asset related to the unrealized loss in available-for-sale securities was reduced from $4,577,000 to $3,350,000.

Accrued interest and other liabilities increased primarily because the September 30, 2000 balance includes $3,590,000 of accrued interest on Individual Retirement Accounts, while at December 31, 1999, all of the corresponding interest was "paid" (credited to the applicable deposit accounts).

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is an allowance established by management and the Board of Directors, which they believe will absorb existing loan losses, based on management's assessment of the quality and volume of the loan portfolio. The assessment is performed on an ongoing basis and reviewed by the Board of Directors quarterly.

The quarterly review process is performed by a loan quality committee consisting of the President, Chief Financial Officer, Executive Vice-Presidents in charge of loans and branch administration and monitored by the Corporation's Internal Auditors. The committee reviews all of the known risk elements in the portfolio; namely, the "Watch List" (a collection of loans with a history of delinquency or other problems known to management), past due reports, nonperforming loans and historical information related to charge-offs and recoveries by loan category. Also, in evaluating the allowance for loan losses at September 30, 2000, the loan quality committee considered information contained in the most recent loan review report prepared by an independent consulting firm. This report was received in August 2000, and was based on loan balances and other data as of May 22, 2000.

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

The allocated portion of the allowance reflects expected losses resulting from the analysis of individual loans, and is developed through specific credit allocations for individual loans and historical experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments on the Corporation's "Watch List". Also, the historical loan loss element is determined based on a ratio of net charge-offs to average loan balances over a five-year period for each significant type of loan.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the Corporation's market area. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have manifested themselves in the historical loss factors used to determine the allocated component of the allowance and it recognizes that knowledge of the portfolio may be incomplete. The unallocated portion of the allowance has increased from $1,020,000 at December 31, 1999 to $1,962,000 at September 30, 2000. The increase is attributable to an improvement in the quality of the commercial portion of the portfolio.

The following tables present current and historical information on the loan portfolio and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


TABLE VII - ALLOWANCE FOR LOAN LOSSES RECONCILIATION

                                              Nine Months
                                                 Ended                               Years Ended
                                              ----------- --------------------------------------------------------------
                                                Sept. 30, Dec. 31,   Dec. 31,   Dec. 31,  Dec. 31,   Dec. 31,    5 -Year
------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                    2000      1999       1998       1997      1996       1995      Average
------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                     $5,131    $4,820     $4,913     $4,776    $4,579     $4,229
Charge-offs
   Real Estate Loans                                186        81        257        246       157         38       156
   Installment Loans                                 75       138        144        230       240        236       198
   Credit Cards and Related Plans                   167       192        264        305       201        184       229
   Commercial and Other Loans                         7       219        301          3        74        116       143
----------------------------------------------------------------------------------------------------------------------
Total Charge-offs                                   435       630        966        784       672        574       726
Recoveries
   Real Estate Loans                                 18        81         12         21        22          -        27
   Installment Loans                                 21        60         43         64        53         60        56
   Credit Card and Related Plans                     23        30         40         30        38         41        36
   Commercial and Other Loans                        22        10         15          9        55         86        35
----------------------------------------------------------------------------------------------------------------------
Total Recoveries                                     84       181        110        124       168        187       154
Net Charge-offs                                     351       449        856        660       504        387       572
Additions Charged to Operations                     526       760        763        797       701        737       752
----------------------------------------------------------------------------------------------------------------------
Balance at End of Period                         $5,306    $5,131     $4,820     $4,913    $4,776     $4,579
======================================================================================================================


TABLE VIII - ALLOWANCE FOR LOAN LOSSES ALLOCATION


                                      Sept. 30,    Dec. 31,     Dec. 31,    Dec. 31,  Dec. 31,  Dec. 31,
(In Thousands)                          2000         1999         1998        1997      1996      1995
                                      --------     --------     --------    --------  --------  --------
Mortgage                               $  704       $  834       $   97      $  350    $   58    $   38
Consumer                                  435          437          702         375       303       286
Commercial                              1,279        2,081          650         625       630       604
Impaired Loans                            785          609          290         274       113       228
All Other Commitments                     141          150          202         343       369       374
Unallocated                             1,962        1,020        2,879       2,946     3,303     3,049
-------------------------------------------------------------------------------------------------------
Total Allowance                        $5,306       $5,131       $4,820      $4,913    $4,776    $4,579
=======================================================================================================


LIQUIDITY AND CASH FLOWS

Liquidity is the ability to raise cash quickly and at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Borrowings on such facilities are known as federal funds purchased. Also, when there is excess cash, the Corporation enters into overnight investing transactions with other financial institutions. These types of overnight investments are known as federal funds sold.

The major sources of funding for lending and investing activities are operating income, deposit growth, Federal Home Loan Bank advances, repayment of loans and cash flows generated from the investment portfolio. Excess funds from deposit growth are used primarily for loan growth. As reflected in the consolidated statement of cash flows, the Corporation has reduced its net borrowings in 2000, and the volume of security purchases and sales is lower than in 1999. These changes are reflective of management decisions based on rising short-term interest rates in 2000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CAPITAL ADEQUACY

The Corporation (on a consolidated basis) and Citizens & Northern Bank are subject to regulatory capital (equity) requirements administered by the federal banking agencies. For purposes of these requirements, capital is divided into two tiers. Tier one capital consists of total shareholders' equity, excluding other comprehensive income (loss). Total capital consists of tier one capital, plus the allowance for possible loan losses (limited to 1.25 percent of risk-weighted assets) and 45 percent of unrealized gains on equity securities. Risk weightings are assigned to assets held and to off-balance sheet commitments such as loan commitments, unused lines of lines of credit and letters of credit, to determine risk-based capital ratios.

The following table presents consolidated capital ratios:

TABLE  IX - CAPITAL RATIOS

                                                       Citizens & Northern
                                                           Corporation           Regulatory    Standards
                                                      Sept. 30,    Dec. 31,         Well        Minimum
                                                         2000        1999        Capitalized    Standard
--------------------------------------------------------------------------------------------------------
Tier 1 capital to average total assets                  12.5%       14.5%            5.0%        4.0%
Tier 1 capital to risk-weighted assets                  22.0%       21.4%            6.0%        4.0%
Total capital to risk-weighted assets                   23.8%       23.6%           10.0%        8.0%


Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures during the next 12 months are not expected to have a detrimental effect on capital ratios or results of operations.

INFLATION

The Federal Reserve's policies and actions regarding interest rates are affected very significantly by their efforts to control inflation. There is a concern in the financial markets that recent increases in oil-related energy prices may lead to increases in the prices of other goods and services. If this were to occur, the Federal Reserve would be expected to take actions that would increase interest rates. However, most recent economic reports have not shown evidence of significant inflation in sectors other than energy. Accordingly, management does not expect inflation to have a significant impact on the Corporation's results of operations for the remainder of 2000.

MARKET RISK

The Corporation's two major categories of market risk are interest rate risk and risks related to investments in equity securities.

INTEREST RATE RISK

The Corporation uses a sophisticated computer simulation model to calculate the potential effect of interest rate risk on earnings and the fair value of financial instruments. Each month, the Corporation uses the simulation model to run "base most likely" and "what if" scenarios, including "interest rate shock" calculations of the effect on earnings and fair values of an immediate 100, 200 and 300 basis point increase or decrease in rates. The Asset/Liability Committee
(ALCO) reviews reports based on these calculations, and makes recommendations to the Board of Directors for portfolio restructuring, if deemed appropriate.

The Corporation's Board of Directors has established parameters for acceptable levels of interest rate risk. Because of the Corporation's liability sensitivity, the major concern is the impact of rising rates, and the thresholds have been established based on the potential impact of a 200 basis point increase. The acceptable limit for fluctuation in net interest margin has been set at negative 20% from the base most likely amount for the next 12 months, and the acceptable fluctuation in fair value of financial instruments has been set at negative 30% of current fair value.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q
Part I - Financial Information  (Continued)
Item 3. Interest Rate Risk and Market Risk (Continued)

Throughout 2000, the Corporation's interest rate risk positions have been outside these established thresholds. As of September 30, 2000, management calculated that a 200 basis point increase (shock) would lower the net interest margin 22% from the base most likely amount and would lower the fair value of financial instruments 33% from the base most likely amount. Management has considered various alternatives that would bring the interest rate risk thresholds within policy guidelines, including sales and purchases of certain investment securities and hedging transactions, but has concluded that the best course of action was to wait and see if favorable changes in market interest rates occur. A key to this approach has been lack of opportunities to purchase investment securities (of comparable credit risk) with better yields than the securities currently held in the portfolio. Management and ALCO will continue to monitor the Corporation's interest rate risk status and consider possible actions, with the goal of maximizing long-term profitability.

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

Equity securities held as of September 30, 2000 and December 31, 1999 are presented in Table X.

TABLE X - EQUITY SECURITIES

                                                                                        Hypothetical  Hypothetical
                                                                                             10 %         20 %
                                                                                           Decline      Decline
                                                                                             in           in
(In Thousands)                                                                 Fair         Fair         Fair
                                                                 Cost          Value        Value        Value
                                                                -------       -------   ------------  ------------
At September 30, 2000
Banks and Bank Holding Companies                                $17,870       $23,340      $(2,334)     $(4,668)
Federal Home Loan Bank and Other Restricted Securities            7,248         7,248         (725)      (1,450)
------------------------------------------------------------------------------------------------------------------
Total                                                           $25,118       $30,588      $(3,059)     $(6,118)
==================================================================================================================

At December 31, 1999
Banks and Bank Holding Companies                                $18,482       $26,221      $(2,622)     $(5,244)
Federal Home Loan Bank and Other Restricted Securities            7,248         7,248         (725)      (1,450)
------------------------------------------------------------------------------------------------------------------
Total                                                           $25,730       $33,469      $(3,347)     $(6,694)
==================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Part  II  -  Other Information

Item   1.    Legal Proceedings

             There are currently no pending lawsuits against Citizens & Northern Corporation and no lawsuits were terminated during the third quarter of 2000.

Item   2.    Changes in Securities

             No disclosure required

Item   3.    Defaults Upon Senior Securities

             No disclosure required

Item   4.    Submission of Matters to a Vote of Security Holders

             No disclosure required

Item   5.    Other Information

             None

Item   6.    Exhibits and Reports on Form 8 - K

             a.  Exhibits
                 27. Financial Data Schedule

             b. There were no reports on Form 8 - K filed during the third quarter 2000.

CITIZENS & NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CITIZENS & NORTHERN CORPORATION

NOVEMBER 13, 2000                    By: /S/ CRAIG G. LITCHFIELD
-----------------                        -----------------------
Date                                     President and Chief Executive Officer



NOVEMBER 13, 2000                    By: /S/ JAMES W. SEIPLER
-----------------                        --------------------
Date                                     Executive Vice President and Treasurer