Form 10-K405
period 2000-12-31
CITIZENS & NORTHERN CORP
filed 2001-03-19
CIK 810958

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number: 0-16084
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

90-92 MAIN STREET, WELLSBORO, PA 16901
--------------------------------------------------
(Address of principal executive offices)(Zip code)

                                  570-724-3411
                                  ------------
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----


           Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK Par Value $1.00
                          ----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates at March 1, 2001 was $105,719,000.

The number of shares of common stock outstanding at March 1, 2001 was 5,253,118.




                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the registrant's proxy statement for the annual meeting of its shareholders to be held April 17, 2001 are incorporated by reference into Parts III and IV of this report.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

Citizens & Northern Corporation ("Corporation") is a one-bank holding company whose principal subsidiary is Citizens & Northern Bank ("Bank"). The Corporation's principal office is located in Wellsboro, Pennsylvania. The Corporation's other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company ("Bucktail"). Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail provides credit life and accident and health insurance on behalf of the Bank. The operations of Citizens & Northern Investment Corporation and Bucktail are insignificant in relation to the total business of the Corporation.

The Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda on October 1, 1971. Subsequent mergers included: First National Bank of Ralston in May 1972; Sullivan County National Bank in October 1977; Farmers National Bank of Athens in January 1984; and First National Bank of East Smithfield in May 1990. The Bank has held its current name since May 6, 1975, at which time the Bank changed its charter from a National bank to a Pennsylvania bank.

The Bank provides an extensive range of banking services, including deposit and loan products for personal and commercial customers. The Bank also maintains a trust division that provides a wide range of financial services. In January 2000, The Bank formed a subsidiary, C&N Financial Services Corporation ("C&NFSC"). C&NFSC is a licensed insurance agency that provides insurance products to individuals and businesses. In 2000, C&NFSC's operations were not significant in relation to the total operations of the Bank.

All phases of the Bank's business are competitive. The Bank primarily competes in Tioga and Bradford counties and portions of Lycoming and Sullivan counties. The Bank competes with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in the Bank's market area are larger in overall size than the Bank. The Bank, along with other commercial banks, competes with respect to its lending activities as well as in attracting deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds for deposits. The Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management and insurance services. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base, and is not economically dependent on any small group of customers or on any individual industry.

Although there have been no mergers or acquisitions within the last 5 years, the Bank has engaged in several ventures designed to improve customer service and generate financial growth. These ventures included the following major initiatives:

- expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

-    installed automated teller machines, beginning in 1997;

- created the "customer repurchase agreement" cash management service for commercial customers in 1998;

-    established internet banking services in 1999; and

-    constructed and opened new branches in Mansfield (1998) and Muncy (2000).

At December 31, 2000, the Bank had total assets of $702,631,000, total deposits of $529,251,000 and net loans outstanding of $323,014,000. At December 31, 2000, the Bank had a total of 240 full-time equivalent employees

Most of the activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

- The Corporation is a one-bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.

- The Bank is a state-chartered, nonmember bank, supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

- C&NFSC is a Pennsylvania corporation that is subject to requirements of the Pennsylvania Department of Insurance.

- Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

ITEM 2.  PROPERTIES
-------------------

The Bank owns each of its properties, and all are in good condition. The building at One Brewery Lane, Wellsboro, was purchased in 2000, and is currently being used on a limited basis. This building will be renovated for additional operating purposes. The cost of renovating this building is not expected to be significant in relation to the Bank's financial condition. None of the properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative office:

         90-92 Main Street
         Wellsboro, PA  16901

Branch offices:

    428 S. Main Street            Main Street               41 Main Street
    Athens, PA  18810             Liberty, PA  16930        Tioga, PA  16946

    111 Main Street               1085 S. Main Street       428 Main Street
    Dushore, PA  18614            Mansfield, PA  16933      Towanda, PA 18848

    Main Street                   Route 220                 Courthouse Square
    East Smithfield, PA  18817    Monroeton, PA  18832      Troy, PA  16947

    104 Main Street               3461 Route 405 Highway    90-92 Main Street
    Elkland, PA  16920            Muncy, PA  17756          Wellsboro, PA  16901

    102 E. Main Street            Thompson Street           Route 6
    Knoxville, PA  16928          Ralston, PA  17763        Wysox, PA  18854

    Main Street                   503 N. Elmira Street
    Laporte, PA  18626            Sayre, PA  18840

Other offices:

         Bankcard Services                  Additional administrative
         RR7 Box 503                        One Brewery Lane
         Wellsboro, PA  16901               Wellsboro, PA  16901

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Neither the Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------


QUARTERLY SHARE DATA

Trades of the Corporation's stock are executed through various brokers who maintain a market in the Corporation's stock. Information regarding sales prices of the Corporation's stock is available through the OTC Bulletin Board (www.otcbb.com). The Corporation's stock is not listed or traded on Nasdaq or a national securities exchange.

The following table sets forth the approximate high and low sales prices of the common stock during 2000 and 1999:

                                          2000                                         1999
                                                    Dividend                                      Dividend
                                                    Declared                                      Declared
                                                       Per                                           per
                             High         Low        Quarter               High         Low        Quarter
------------------------------------------------------------------------------------------------------------
First quarter                 $ 29.50      $ 24.75      $ 0.24              $ 35.50     $ 33.25      $ 0.22
Second quarter                  26.25        21.50        0.24                33.25       31.25        0.22
Third quarter                   23.75        22.00        0.24                32.50       31.00        0.22
Fourth quarter                  22.88        19.50        0.26                30.25       27.00        0.24
                                                          plus 1%                                      plus 1%
                                                          stock dividend                               stock dividend

Known "market makers" who handle Citizens & Northern Corporation stock transactions are:

F. J. MORRISSEY & CO., INC.                 TUCKER ANTHONY                       RYAN, BECK & COMPANY
1700 Market Street, Suite 1420              MID ATLANTIC DIVISION                3 Parkway
Philadelphia, PA   19103-3913               1703 Oregon Pike                     Philadelphia, PA   19102
(215) 563-8500                              Lancaster, PA   17601-6401           (800) 342-2325
                                            (800) 526-6371

FERRIS, BAKER WATTS, INC.                   MERRILL LYNCH, PIERCE,               SANDLER O'NEILL & PARTNERS, LP
6 Bird Cage Walk                            FENNER & SMITH, INC.                 Two World Trade Center, 104th Floor
Holidaysburg, PA   16648                    One West Third Street                New York, NY   10048
(800) 343-5149                              Williamsport, PA   17701             (800) 635-6851
                                            (800) 937-0769

INVESTOR INFORMATION                                                             INDEPENDENT AUDITORS

ANNUAL MEETING OF                           GENERAL SHAREHOLDER INQUIRIES        PARENTE RANDOLPH, PC
SHAREHOLDERS                                SHOULD BE SENT TO:                   400 Market Street
                                                                                 Williamsport, PA   17701
The Annual Meeting of Shareholders          CITIZENS & NORTHERN
will be held at the Arcadia Theatre in      CORPORATION
Wellsboro, PA, at 2:00 p.m. on Tuesday,     90-92 Main Street, P.O. Box 58
April 17, 2001.                             Wellsboro, PA   16901

                                            STOCK TRANSFER AGENT
                                            Citizens & Northern Bank
                                            90-92 Main Street, P.O. Box 58
                                            Wellsboro, PA   16901
                                            (800) 487-8784

COMMON STOCK AND PER SHARE DATA

                                                                2000           1999           1998           1997           1996
Net income per share - basic                                    $  1.61        $  2.18        $  2.11        $  1.92        $  1.76
Net income per share - diluted                                     1.61           2.18           2.10           1.92           1.76
Cash dividends declared per share                                  0.97           0.88           0.80           0.71           0.66
Cash dividends declared per share - historical basis               0.98           0.90           0.82           0.74           0.69
Stock dividend                                                        1%             1%             1%             1%             1%
Stockholders' equity per share (a)                                16.92          14.57          17.23          16.23          13.59
Stockholders' equity per share, excluding accumulated
  other comprehensive income (loss) (a)                           16.90          16.26          14.96          13.70          12.50
Weighted average shares outstanding - basic                   5,257,555      5,257,191      5,261,736      5,267,933      5,267,897
Weighted average shares outstanding - diluted                 5,258,786      5,262,547      5,271,436      5,272,831      5,269,005
Number of shares outstanding at year-end                      5,207,244      5,153,729      5,102,028      5,063,043      5,012,332
Number of shares authorized                                  10,000,000     10,000,000     10,000,000     10,000,000     10,000,000

 (a) For purposes of this computation, the number of shares outstanding has been increased for the effects of 1% stock dividends issued in January following each year-end.

ITEM 6.  SELECTED FINANCIAL DATA

INCOME STATEMENT                                             2000         1999         1998         1997         1996
Interest income                                             $52,155      $48,415      $45,459      $45,642      $45,589
Interest expense                                             30,145       24,571       22,693       23,312       23,451
------------------------------------------------------------------------------------------------------------------------
Interest margin                                              22,010       23,844       22,766       22,330       22,138
Provision for loan losses                                       676          760          763          797          701
------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses              21,334       23,084       22,003       21,533       21,437
Other income                                                  4,490        6,444        6,083        5,834        5,180
Securities gains                                              1,377        3,043        3,001        1,001          475
Other expenses                                               16,906       17,732       16,483       15,095       14,686
------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                           10,295       14,839       14,604       13,273       12,406
Income tax provision                                          1,819        3,354        3,527        3,166        3,151
------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 8,476      $11,485      $11,077      $10,107      $ 9,255
========================================================================================================================

BALANCE SHEET AT YEAR END
Total securities  (1)                                      $350,844     $363,535     $331,883     $308,988     $310,077
Gross loans, excluding unearned discount                    328,305      310,892      291,003      285,426      278,597
Total assets                                                719,335      705,898      646,298      615,353      610,172
Total deposits                                              528,967      500,474      476,518      442,256      430,311
Stockholders' equity, excluding accumulated
  other comprehensive income                                 88,887       85,507       78,645       72,200       65,826
Total stockholders' equity                                   88,969       76,623       90,567       85,535       71,593

AVERAGE BALANCE SHEET
Total securities, at amortized cost (1)                     371,360      349,133      300,692      296,067      306,680
Gross loans, excluding unearned discount                    318,382      301,584      285,275      282,580      271,618
Earning assets                                              689,743      650,717      585,966      578,647      578,298
Total assets                                                704,221      680,864      626,102      608,277      604,408
Total assets, excluding unrealized gains/
  losses                                                    717,052      672,999      606,163      598,370      598,813
Total deposits                                              503,848      483,858      448,601      435,190      429,036
Stockholders' equity, excluding accumulated
  other comprehensive income                                 87,258       81,767       74,810       69,440       62,797
Stockholders' equity                                         78,792       87,143       87,997       76,005       66,490

FINANCIAL RATIOS
Return on stockholders' equity, excluding
  accumulated other comprehensive income (2)                  9.71%       14.05%       14.81%       14.56%       14.74%
Return on stockholders' equity (2)                           10.76%       13.18%       12.59%       13.30%       13.92%
Return on assets (2)                                          1.20%        1.69%        1.77%        1.66%        1.53%
Stockholders' equity to assets, excluding
  accumulated other comprehensive income (2)                 12.17%       12.15%       12.34%       11.60%       10.49%
Stockholders' equity to assets (2)                           11.19%       12.80%       14.05%       12.50%       11.00%
Stockholders' equity to loans (2)                            24.75%       28.90%       30.85%       26.90%       24.48%
Net income to:
      Total interest income                                  16.25%       23.72%       24.37%       22.14%       20.30%
      Interest margin                                        38.51%       48.17%       48.66%       45.26%       41.81%
Dividends as a % of net income                               60.19%       40.39%       37.81%       37.04%       37.36%

(1) Includes available-for-sale and held-to-maturity securities, and interest-bearing cash and due from banks
(2)  Calculated based on average balance data

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Certain statements in this section and elsewhere in Form 10-K are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and expectations, are generally identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or occurrences is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, the following:

- changes in monetary and fiscal policies of the U.S. Treasury and the Federal Reserve Board, particularly related to changes in interest rates
-    changes in general economic conditions
-    legislative or regulatory changes
- downturn in demand for loan, deposit and other financial services in the Corporation's market area
- increased competition from other banks and non-bank providers of financial services
-    technological changes and increased technology-related costs
-    changes in accounting principles.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

The Corporation's net income in 2000 was $8,476,000, or $1.61 per share (basic and diluted). In 1999, net income was $11,485,000, or $2.18 per share, and in 1998, net income was $11,077,000, or $2.11 per share (basic). The major reasons for the decrease in net income in 2000 were (1) lower realized gains from sales of securities, (2) a lower net interest margin and (3) higher operating expenses, excluding credit card operations.

Realized securities gains amounted to $1,377,000 in 2000, $3,043,000 in 1999 and $3,001,000 in 1998. One of the reasons for lower realized securities gains in 2000 was fewer opportunities to sell bank stocks at optimal prices. Throughout much of 2000, market prices of most bank stocks languished compared to the previous two years. Also, in both 1999 and 1998, the Corporation had significant nonrecurring realized gains. In 1999, gains of $1,271,000 (pre-tax) were realized from stocks of banks that were acquired by other entities. In 1998, the Corporation had a pre-tax realized gain of $1,766,000 from the sale of its interest in a private company. This stock had been acquired from collateral on a loan default in 1919, and had been carried on the Corporation's books at a value of $1.00 prior to the sale.

The net interest margin, on a tax-equivalent basis, was $24,134,000 in 2000, down from $26,010,000 in 1999 and $24,651,000 in 1998. The Corporation is liability sensitive, which means that rates on its interest-bearing liabilities
- deposits and borrowed funds - change more rapidly than rates on its interest-earning assets. Traditionally, the Corporation earns a positive spread by investing in longer-term assets such as residential and other loans, bonds and mortgage-backed securities. In 2000, short-term interest rates rose significantly, and accordingly, the Corporation raised most of its deposit rates and borrowed funds at higher rates than in 1999 or 1998. As reflected in Table II of Management's Discussion and Analysis, net interest income as a percentage of earning assets was reduced to 3.50% in 2000 from 4.00% in 1999 and 4.21% in 1998.

Other operating expenses, excluding credit card operations, increased 9% in 2000 over 1999, and 10% in 1999 over 1998. During this time period, the Corporation increased spending for personnel and technology related to initiatives intended to produce future growth opportunities. Significant costs have been incurred in the areas of trust and financial services and internet banking. In 2000, start-up costs were incurred related to establishing a new branch in Muncy, Pennsylvania. This branch opened in October 2000. Also, in 2000, the Corporation had expenses of $193,000 related to the proposed merger with Peoples Ltd. In November 2000, the vote by the stockholders of Peoples Ltd. did not result in the 75% affirmative count required to approve the deal.

OUTLOOK FOR 2001

In January 2001, the Federal Reserve Board lowered the Federal Funds Rate a total of 1%. The Federal Reserve Board lowered this short-term rate in response to economic reports that indicated an economic slowdown had begun in the 4th quarter 2000. Further, many financial analysts have forecasted that further reductions in interest rates will occur in 2001. If market short-term interest rates continue to decline in 2001, the Corporation's net interest margin would be expected to increase substantially in 2001 compared to 2000.

Management will continue to look for opportunities to expand the Corporation's trust and financial service capabilities in 2001. These efforts may involve hiring additional people or making additional capital investments. Specifically, management expects to begin offering broker/dealer services in 2001. Other significant initiatives currently underway are development of an improved sales and service culture and the first full year of operation of the insurance agency (C&N Financial Services Corporation) and the Muncy branch.

NET INTEREST MARGIN
2000/1999/1998

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation's net interest margin in 2000, 1999 and 1998. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

INTEREST INCOME AND EARNING ASSETS

The Corporation's major categories of interest-bearing assets are available-for-sale investment securities and loans. As presented in Table I, total interest income increased $3,698,000, or 7.3%, in 2000 compared to 1999. Interest income from available-for-sale securities increased $2,012,000, or 8.4%, and interest income from loans increased $1,573,000, or 6.0%.

In Table III, the growth in interest income is broken down between the impact of volume changes and the impact of interest rate changes. As you can see from Table III, most of the growth in interest income in 2000 - $2,944,000 - was caused by increases in the average volume of earning assets. Because most of the Corporation's interest-bearing assets are long-term, fixed rate assets, changes in interest rates did not have as much of an impact on interest income as on interest expense in 2000.

In 1999, total interest income increased $3,237,000, or 6.8%, over 1998. The increase in average volume caused interest income to increase $4,845,000, while lower average rates had the effect of reducing interest income $1,608,000. Lower average rates recorded in 1999 were a reflection of decreases in rates that took place in 1998. The rate reductions in 1998 resulted in significant amounts of mortgages being refinanced. When this occurred, the Corporation reinvested the proceeds of residential mortgage loans and mortgage-backed securities at lower rates.

As shown in Table II, the average balance of the available-for-sale investment portfolio (at amortized cost) was $366,513,000 in 2000, $345,823,000 in 1999 and
$294,121,000 in 1998. The major components of the portfolio are U. S. Agency securities, mortgage-backed securities and obligations of state and political subdivisions (municipal bonds). Also, the Corporation holds equity securities, primarily stocks of banks and bank holding companies and the Federal Home Loan Bank of Pittsburgh, and other corporate debt securities.

The rate of return on the available-for-sale investment portfolio increased slightly during 2000 when compared to the prior two years. The return for the 2000 was 7.09%, compared to 6.93% in 1999 and 7.00% in 1998. The portfolio is primarily a long-term investment vehicle and does not have a great deal of turnover, with the exception of mortgage-backed securities that provide a monthly flow of payments. However, management continuously monitors the portfolio for long-term profit maximization, especially during periods of interest rate volatility, and at such times the Corporation may sell selected securities from the available-for-sale category. Also, management attempts to sell bank stocks at optimal pricing points.

In 2000, short-term and intermediate-term market interest rates were high, and there were few opportunities to create growth in the available-for-sale securities portfolio utilizing borrowed funds to purchase securities. Accordingly, most of the growth in average balances in 2000 compared to 1999, and in 1999 compared to 1998, resulted from significant purchases made in 1998 and early 1999. Inclusion of these assets for the full year 2000, and for most of 1999, had the effect of increasing the average balance amounts presented in Table II. The major type of securities purchased in 1998 and early 1999 was U.S. Government agency securities, specifically zero coupon bonds. Also, in 1999, the Corporation increased its holdings of municipal bonds. On a tax-equivalent basis, municipal bonds are currently the Corporation's highest-yielding security. Management attempts to maintain the maximum amount of high-quality municipal bonds possible without incurring an alternative minimum tax liability.

The loan portfolio makes up most of the balance of the earning asset base and is the largest contributor to total interest income. The Corporation's market area consists of small rural communities. Consequently, the loan portfolio is retail-oriented, consisting mostly of real estate secured mortgages on one-to-four family dwellings. Total average real estate secured mortgage loans made up approximately 80% of the loan portfolio during 2000, 1999 and 1998. Much of the growth in the loan portfolio in 2000 and 1999 has been in real estate secured loans, including commercial real estate loans. The balance of the loan portfolio includes consumer installment loans and commercial loans. The Corporation also has an extensive credit card operation, which is operated for the Corporation's customers and for other banks. In late 1999, the Corporation sold its merchant processing program, which significantly decreased the level of processing activity for non-Corporation customers.

Overall, average loans increased $16,798,000, or 5.6%, in 2000, and $16,308,000, or 5.7%, in 1999. The average return on the Corporation's total loan portfolio for 2000 was 8.79%, which was relatively unchanged from 1999. In 1999, the average return on loans decreased from to 8.76% from 9.24% in 1998, mainly due to the decreases in rates that occurred during 1998, as discussed above.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

As you can see from Table I, interest expense increased $5,574,000, or 22.7%, in 2000 compared to 1999. Further, as reflected in Table III, $4,035,000 of this growth in interest expense was attributable to rate increases. This rate-driven increase in interest expense is a product of the Corporation's interest rate sensitivity, as described in the "Earnings Overview" section of Management's Discussion and Analysis. In contrast, the $1,878,000, or 8.3%, increase in interest expense in 1999 over 1998 was volume-driven, as the average rates incurred on certificates of deposit (CDs) and borrowed funds were lower in 1999.

Increases in interest expense on deposits were mainly concentrated in increases related to money market accounts, Individual Retirement Accounts (IRAs) and CDs. Overall, average total deposits, including noninterest-bearing demand deposits as well as interest-bearing deposits, increased 4.1% in 2000 and 7.9% in 1999. The major categories of growth in 2000 and 1999 were money market accounts and certificates of deposit.

As presented in Table II, the average balance of money market accounts increased $14,468,000, or 11.0%, in 2000, and $16,598,000, or 14.4%, in 1999. The
Corporation offers a variety of money market account options, including two products that attracted significant interest in 2000 and 1999: (1) the Consumer Super Money Fund, which pays a rate of interest equal to 90% of the 91-day Treasury Bill rate for balances of $5,000 or more; and (2) the Municipal Super Money Fund, which pays different rates of interest depending on the balance maintained. While money market accounts have been an excellent source of attracting deposit funding, they are highly interest rate sensitive. The Corporation reprices these accounts weekly. Accordingly, the average rate incurred on money market accounts increased to 5.39% in 2000 from 4.34% in 1999.

The average rate incurred on IRAs increased to 6.32% in 2000 from 5.21% in 1999. All of the Corporation's IRAs are variable rate and repriced quarterly.

The average balance of CDs increased $5,081,000, or 3.6%, in 2000, and $13,014,000, or 10.3%, in 1999. In the fourth quarter 2000, CDs increased, probably as a result of declines in the U.S. stock market, which may have caused some investors to move to less volatile investments. In 1999, growth in CDs was caused primarily by the purchase of large CDs by school districts in the Corporation's market area. The average rate incurred on CDs increased to 5.64% in 2000 from 5.24% in 1999, after falling from 5.50% in 1998.

Interest expense on borrowed funds is presented in Table I in 2 categories - "Federal funds purchased" and "Other borrowed funds." Federal funds purchased consist of overnight borrowings from other banks. Other borrowed funds include overnight repurchase agreements with customers (the Corporation's "RepoSweep" accounts), borrowings from the Federal Home Loan Bank of Pittsburgh and other repurchase agreements.

Interest expense on average total borrowed funds increased $1,518,000, or 27.5%, in 2000, and $1,078,000, or 24.3%, in 1999. As reflected in Table III, the increase in interest expense on borrowed funds for 2000 included an increase attributable to volume of $606,000 and an increase attributable to rate of $912,000. Approximately half of the volume-related increase in 2000 was caused by increases in RepoSweep accounts. The average balance of RepoSweep accounts increased to $9,475,000 in 2000 from $3,887,000 in 1999. The remainder of the volume-related increase resulted from borrowings initiated in 1999 to fund security purchases, as described in the "INTEREST INCOME - EARNING ASSETS" section above. The rate-related increase reflects the fact that most of the Corporation's borrowings are short-term (less than 1 year) or intermediate-term (1-3 years). In 2000, management elected to stay short-term in its new borrowings (new borrowings in 2000 were mainly renewals of loans that matured) because of an unwillingness to lock in relatively high interest rates for a long time period. As shown in Table II, the average rate on Federal funds purchased in 2000 was 6.71%, compared to 4.91% in 1999. The average rate on other borrowings was 6.13% in 2000 and 5.35% in 1999. In 1999, interest expense on borrowed funds increased over 1998 because of higher average borrowing balances. The higher average borrowing balances in 1999 also resulted from the borrowings used to fund the purchase of available-for-sale securities.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE


                                                                          YEARS ENDED DECEMBER 31,       INCREASE (DECREASE)
(IN THOUSANDS)                                                           2000       1999       1998       00/99      99/98

INTEREST INCOME
 Available-for-sale securities:
     U.S. Treasury securities                                         $   154    $   148    $   151    $      6    $   (3)
     Securities of other U.S. Government agencies and corporations      9,418      7,007      4,842       2,411      2,165
     Mortgage-backed securities                                         6,874      7,791      7,992       (917)      (201)
     Obligations of states and political subdivisions                   6,342      6,464      5,702       (122)        762
     Equity securities                                                  1,472      1,207        950         265        257
     Other securities                                                   1,724      1,355        961         369        394
---------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                          25,984     23,972     20,598       2,012      3,374
---------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                              37         34         37           3        (3)
     Securities of other U.S. Government agencies and corporations         68         58         41          10         17
     Mortgage-backed securities                                            21         27         38         (6)       (11)
---------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                               126        119        116           7          3
---------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                           114         30         37          84        (7)
Federal funds sold                                                         64         42        229          22      (187)
Loans:
     Real estate loans                                                 21,895     20,620     20,371       1,275        249
     Consumer                                                           3,056      3,170      3,529       (114)      (359)
     Agricultural                                                         191        194        223         (3)       (29)
     Commercial/industrial                                              1,847      1,590      1,621         257       (31)
     Other                                                                 71         55         55          16          -
     Political subdivisions                                               909        776        545         133        231
     Leases                                                                22         13         20           9        (7)
---------------------------------------------------------------------------------------------------------------------------
          Total loans                                                  27,991     26,418     26,364       1,573         54
---------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                  54,279     50,581     47,344       3,698      3,237
---------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                                       1,036        844        853         192        (9)
Money market                                                            7,880      5,723      5,093       2,157        630
Savings                                                                 1,144      1,157      1,121        (13)         36
Certificates of deposit                                                 8,175      7,328      6,984         847        344
Individual Retirement Accounts                                          4,829      3,956      4,152         873      (196)
Other time deposits                                                        44         44         49           -        (5)
Federal funds purchased                                                   384        299        133          85        166
Other borrowed funds                                                    6,653      5,220      4,308       1,433        912
---------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                 30,145     24,571     22,693       5,574      1,878
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                   $24,134    $26,010    $24,651    $(1,876)    $ 1,359
===========================================================================================================================


(1) Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Fees on loans are included with interest on loans and amounted to $758,000 in 2000, $987,000 in 1999 and $995,000 in 1998.

TABLE II - AVERAGE DAILY BALANCES AND RATES

                                                                            2000               1999                    1998
(DOLLARS IN THOUSANDS)                                                         RATE OF             RATE OF                RATE OF
                                                                               RETURN/             RETURN/                RETURN/
                                                                     AVERAGE   COST OF   AVERAGE   COST OF       AVERAGE  COST OF
                                                                     BALANCE   FUNDS %   BALANCE   FUNDS %       BALANCE  FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                                         $  2,512    6.13    $  2,510     5.90      $  2,516     6.00
     Securities of other U.S. Government agencies and corporations     133,063    7.08     101,205     6.92        68,512     7.07
     Mortgage-backed securities                                        101,155    6.80     117,902     6.61       121,466     6.58
     Obligations of states and political subdivisions                   81,312    7.80      80,970     7.98        68,942     8.27
     Equity securities                                                  25,899    5.68      22,288     5.42        18,725     5.07
     Other securities                                                   22,572    7.64      20,948     6.47        13,960     6.88
-----------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                          366,513    7.09     345,823     6.93       294,121     7.00
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:




     U.S. Treasury securities                               685         5.40           615         5.53           626          5.91
     Securities of other U.S. Government agencies
       and corporations                                   1,019         6.67           895         6.48           629          6.52
     Mortgage-backed securities                             283         7.42           368         7.34           507          7.50
-----------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities               1,987         6.34         1,878         6.34         1,762          6.59
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                           1,861         6.13           566         5.30           671          5.66
Federal funds sold                                        1,000         6.40           866         4.85         4,139          5.53
Loans:
     Real estate loans                                  254,225         8.61       240,951         8.56       227,845          8.94
     Consumer                                            27,760        11.01        28,982        10.94        30,366         11.62
     Agricultural                                         1,963         9.73         1,961         9.89         2,219         10.05
     Commercial/industrial                               21,336         8.66        19,271         8.25        17,698          9.16
     Other                                                  886         8.01           714         7.70           707          7.78
     Political subdivisions                              12,009         7.57         9,499         8.16         6,227          8.76
     Leases                                                 203        10.84           206         6.31           214          9.35
-----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                   318,382         8.79       301,584         8.76       285,276          9.24
-----------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                          689,743         7.87       650,717         7.77       585,969          8.08
Cash                                                     10,887                     14,028                     12,694
Unrealized gain/loss on securities                      (12,831)                     7,865                     19,939
Allowance for loan losses                                (5,233)                    (5,083)                    (4,822)
Bank premises and equipment                               8,712                      7,828                      6,985
Other assets                                             12,943                      5,509                      5,337
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                          $ 704,221                  $ 680,864                 $  626,102
===================================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                     $  36,086         2.87     $  37,248         2.27    $   36,556          2.33
Money market                                            146,209         5.39       131,741         4.34       115,143          4.42
Savings                                                  45,963         2.49        46,643         2.48        45,207          2.48
Certificates of deposit                                 144,997         5.64       139,916         5.24       126,902          5.50
Individual Retirement Accounts                           76,439         6.32        75,882         5.21        76,557          5.42
Other time deposits                                       1,717         2.56         1,641         2.68         1,900          2.58
Federal funds purchased                                   5,721         6.71         6,085         4.91         2,801          4.75
Other borrowed funds                                    108,581         6.13        97,585         5.35        76,040          5.67
-----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities            565,713         5.33       536,741         4.58       481,106          4.72
Demand deposits                                          52,437                     50,787                     46,336
Other liabilities                                         7,279                      6,193                     10,663
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                       625,429                    593,721                    538,105
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other comprehensive
  income/loss                                            87,258                     81,767                     74,810
Other comprehensive income/loss                          (8,466)                     5,376                     13,187
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                               78,792                     87,143                     87,997
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $ 704,221                  $ 680,864                 $  626,102
===================================================================================================================================
Interest Rate Spread                                                    2.54                       3.19                        3.36
Net Interest Income/Earning Assets                                      3.50                       4.00                        4.21



(1) Rates of return on tax-exempt securities and loans are calculated on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.
(2) Nonaccrual loans are included in the loan balances above.

TABLE III - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

                                                              DECEMBER 31, 2000/1999                 DECEMBER 31, 1999/1998
                                                          Change in     Change in     Total       Change in    Change in     Total
(IN THOUSANDS)                                             Volume        Rate       Change         Volume       Rate        Change
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                           $    --      $       6    $       6    $    --      $      (3)   $      (3)
     Securities of other U.S. Government agencies
       and corporations                                     2,246          165        2,411        2,270         (105)       2,165
     Mortgage-backed securities                            (1,135)         218         (917)        (237)          36         (201)
     Obligations of states and political subdivisions          27         (149)        (122)         967         (205)         762
     Equity securities                                        204           61          265          188           69          257
     Other securities                                         111          258          369          454          (60)         394
----------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities               1,453          559        2,012        3,642         (268)       3,374
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:




     U.S. Treasury securities                                   4           (1)           3           (1)          (2)          (3)
     Securities of other U.S. Government agencies
       and corporations                                         8            2           10           17         --             17
     Mortgage-backed securities                                (6)        --             (6)         (10)          (1)         (11)
----------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                     6            1            7            6           (3)           3
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                78            6           84           (5)          (2)          (7)
Federal funds sold                                              7           15           22         (162)         (25)        (187)
Loans:
     Real estate loans                                      1,153          122        1,275        1,139         (890)         249
     Consumer                                                (134)          20         (114)        (157)        (202)        (359)
     Agricultural                                            --             (3)          (3)         (25)          (4)         (29)
     Commercial/industrial                                    175           82          257          137         (168)         (31)
     Other                                                     14            2           16            1           (1)        --
     Political subdivisions                                   192          (59)         133          270          (39)         231
     Leases                                                  --              9            9           (1)          (6)          (7)
----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                       1,400          173        1,573        1,364       (1,310)          54
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                       2,944          754        3,698        4,845       (1,608)       3,237
----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                             (27)         219          192           15          (24)          (9)
Money market                                                  674        1,483        2,157          723          (93)         630
Savings                                                       (18)           5          (13)          36         --             36
Certificates of deposit                                       273          574          847          687         (343)         344
Individual Retirement Accounts                                 29          844          873          (37)        (159)        (196)
Other time deposits                                             2           (2)        --             (7)           2           (5)
Federal funds purchased                                       (19)         104           85          162            4          166
Other borrowed funds                                          625          808        1,433        1,166         (254)         912
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                      1,539        4,035        5,574        2,745         (867)       1,878
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                     $   1,405    $  (3,281)   $  (1,876)   $   2,100    $    (741)   $   1,359
==================================================================================================================================


(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
2000/1999/1998

The components of noninterest income are presented in Table IV. In total, noninterest income was $5,867,000 in 2000 compared to $9,487,000 in 1999, a decrease of 38.2%. However, excluding the substantial decreases in realized gains on securities and credit card fees, other income increased $213,000, or 6.3%, in 2000. The decrease in realized gains on securities is discussed in the "EARNINGS OVERVIEW" section of Management's Discussion and Analysis. Credit card fees decreased due to the sale of the merchant processing program in late 1999, which resulted in elimination of interchange fees and costs. As shown in Table V, the reduction in these fees was accompanied by a reduction in related expenses. The net effect of the reductions in these fees and expenses was an increase in pre-tax income of $23,000 between years.

Trust department revenue increased 10.8% in 2000 compared to 1999 because assets held in trust have increased significantly over the past 2-3 years. Trust assets under management totaled $327,063,000 at December 31, 2000, compared to $320,385,000 at December 31, 1999 and $283,262,000 at December 31, 1998. The
growth in trust assets under management reflects management's emphasis on expanding the Corporation's menu of financial services.

Among the other categories of noninterest income, the most significant change in 2000 was an increase in other operating income to $226,000 from $99,000. This increase resulted mainly from an increase in gains from the sale of foreclosed assets of $82,000.

In 1999, total noninterest income increased $403,000, or 4.4%, over 1998. The largest growth category was trust department revenue, which increased 13.0% due to new business and stock market appreciation.

TABLE IV - COMPARISON OF NONINTEREST INCOME
 (IN THOUSANDS)                                                2000          % CHANGE      1999        % CHANGE       1998

Service charges on deposit accounts                           $1,150            3.3       $1,113           7.1       $1,039
Service charges and fees                                         232          (15.3)         274          (4.9)         288
Trust department revenue                                       1,613           10.8        1,456          13.0        1,288
Insurance commissions, fees and premiums                         372          (15.1)         438           8.1          405
Other operating income                                           226          128.3           99           5.3           94
---------------------------------------------------------------------------------------------------------------------------
Total other operating income, excluding fees
    from credit card operation and security gains              3,593            6.3        3,380           8.5        3,114
Fees related to credit card operation                            897          (70.7)       3,064           3.2        2,969
Realized gains on securities, net                              1,377          (54.7)       3,043           1.4        3,001
---------------------------------------------------------------------------------------------------------------------------
Total Other Income                                            $5,867          (38.2)      $9,487           4.4       $9,084
===========================================================================================================================


OTHER NONINTEREST EXPENSE
2000/1999/1998

Total noninterest expense in 2000 was $16,906,000, a 4.7% decrease from 1999. Excluding the decrease in expenses related to the credit card operation (which is discussed in the "NONINTEREST INCOME" section), noninterest expense increased 9.0% in 2000 and 10.1% in 1999.

The more significant changes in amounts of noninterest expense in 2000 and 1999 were as follows:

2000 VS. 1999
-------------

- Salaries and wages increased $671,000, or 9.7%. This increase is the result of average merit increases of 4% and an increase in the number of employees. New employees were added in trust and financial services, management information services, the new insurance agency and the Muncy branch, as well as in other areas. The number of full-time equivalent employees increased 12.6%, to 240 at December 31, 2000 from 213 a year earlier.

- Pensions and employee benefits increased $108,000, or 5.9%. This increase is directly related to the increase in number of employees.

- Furniture and equipment expense increased $116,000, or 10.8%. This increase is mainly due to higher depreciation expense, including costs associated with the internet banking system and furniture and equipment used in the new credit card facility and the Muncy branch.

- Other operating expense increased $404,000, or 11.0%. Professional fees related to the terminated merger with Peoples, Ltd. amounted to $193,000. Telephone expense increased $126,000, primarily from costs for data connections among the branches. Supply costs increased $109,000, mainly from the increased number of employees and price increases on supplies used in proof of deposit operations.

1999 VS. 1998
-------------

- Occupancy expense increased $69,000, or 8.3%. Nearly all of the increase in 1999 resulted from depreciation and insurance costs of the Mansfield branch, which opened in 1998.

- Furniture and equipment expense increased $286,000, or 36.1%. This increase was caused by higher depreciation and maintenance expenses, mainly from the ATM network (installed in 1998), the internet banking system (installed in 1999) and upgrades and replacements of personal computers required for "Y2K" compliance.

- Pennsylvania shares tax increased $67,000, or 10.2%. This tax is based on the Bank's equity, less the amounts invested in certain exempt securities. The increase resulted from a higher 6-year average equity balance, combined with a lower percentage of the Bank's investments in exempt securities.

- Other operating expense increased $586,000, or 18.9%. The major components of the increase were software-related and training costs related to the internet banking system, and costs of introducing a new VISA debit card.

TABLE V - COMPARISON OF NONINTEREST EXPENSE
 (IN THOUSANDS)                                          2000         % CHANGE         1999         % CHANGE         1998

 Salaries and wages                                    $ 7,597            9.7        $ 6,926            4.6        $ 6,621
 Pensions and other employee benefits                    1,939            5.9          1,831            4.0          1,760
 Occupancy expense, net                                    928            3.6            896            8.3            827
 Furniture and equipment expense                         1,194           10.8          1,078           36.1            792
 Pennsylvania shares tax                                   756            4.6            723           10.2            656
 Other operating expense                                 4,085           11.0          3,681           18.9          3,095
--------------------------------------------------------------------------------------------------------------------------
  Total other expenses, excluding expenses
       related to credit card operation                 16,499            9.0         15,135           10.1         13,751
 Expenses related to credit card operation                 407          (84.3)         2,597           (4.9)         2,732
--------------------------------------------------------------------------------------------------------------------------
 Total Other Expenses                                  $16,906           (4.7)       $17,732            7.6        $16,483
==========================================================================================================================




INCOME TAXES

The income tax provision for 2000 declined to $1,819,000 from $3,354,000 in 1999 and $3,527,000 in 1998. The lower tax provision resulted primarily from lower pre-tax income in 2000. The tax provision as a percentage of pre-tax income was 17.7% in 2000, compared to 22.6% in 1999 and 24.2% in 1998. The lower effective tax rate in 2000 was also the result of lower pre-tax income, as the amounts of tax-exempt income and other permanent differences were comparable to 1999 and 1998.

A more complete analysis of income taxes is presented in Note 12 to the consolidated financial statements.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "NET INTEREST MARGIN" section of Management's Discussion and Analysis. This section addresses changes in the Corporation's balance sheet (excluding the allowance for loan losses and stockholders' equity, which are discussed in separate sections) that are not addressed in that discussion.

As presented in Table II, the average balance of available-for-sale securities (net of unrealized gain or loss) was $353,682,000 in 2000 compared to $353,688,000 in 1999. However, at December 31, 2000, the balance of available-for-sale securities was $346,747,000, a decrease of $12,182,000 compared to December 31, 1999. In late December 2000, the Corporation sold municipal bonds with a carrying value of approximately $15,000,000 (at a minimal gain), and used the proceeds to purchase bank-owned life insurance (BOLI). The purchase of BOLI was done for 2 main purposes: (1) to provide a funding vehicle to cover future employee benefit costs, and (2) to generate tax-exempt, noninterest income at a rate that is expected to exceed the rates of return currently available from municipal bonds.

Premises and equipment, net of accumulated depreciation, increased to $9,332,000 at December 31, 2000, compared to $7,992,000 at December 31, 1999. The total cost of premises and equipment purchases in 2000 was $2,426,000, a higher level of spending than in 1999 ($1,547,000) or 1998 ($1,502,000). The most significant capital investment in 2000 was the addition of the Muncy branch, for which land, building construction and initial furniture and equipment cost slightly more than $1,000,000.

Other assets decreased to $4,238,000 at December 31, 2000 from $7,897,000 at December 31, 1999. This decrease was primarily caused by a decrease in the net deferred tax asset balance of $4,556,000. The decrease in the net deferred tax asset is mainly attributable to deferred taxes on unrealized security gains or losses, which moved to a deferred tax liability of $42,000 at December 31, 2000 from a deferred tax asset balance of $4,577,000 at December 31, 1999. The change in deferred taxes on unrealized gains or losses resulted from significant appreciation in the fair values of available-for-sale securities in the last 2 months of 2000.

Total interest-bearing deposits as of December 31, 2000, were $29,568,000, or 6.8%, higher than the balance at December 31, 1999. The increase in the average balance of interest-bearing deposits for 2000, as reflected in Table II, was $18,340,000, or 4.2%. This disparity reflects a significant increase in deposit balances in the 4th quarter 2000. As of December 31, 2000, total interest-bearing deposits amounted to $462,842,000, compared to $438,747,000 at September 30, 2000, an increase of 5.5% over that time period. The increase in deposits in the 4th quarter 2000 was influenced by the opening of the Muncy branch, and may have been affected by investors' movement of funds out of the declining U.S. stock market.

Total short-term and long-term borrowed funds was $95,296,000 at December 31, 2000, a decrease of 23.2% from the balance of total borrowed funds of $124,061,000 at December 31, 1999. The decrease in borrowed funds at December 31, 2000 was made possible, in part, by the deposit growth in the 4th quarter 2000. Relatively high short-term interest rates resulted in limited opportunities to use borrowed funds for security purchases at a profitable spread. Accordingly, management elected to pay off some borrowings when they matured in 2000 without refinancing them.

Table VI presents information regarding outstanding investment securities at December 31, 2000, 1999 and 1998.


TABLE VI - INVESTMENT SECURITIES

(IN THOUSANDS)

                                                                                        AS OF DECEMBER 31,
                                                                        2000                    1999                    1998
                                                                AMORTIZED    FAIR      AMORTIZED       FAIR     AMORTIZED     FAIR
                                                                  COST       VALUE        COST        VALUE       COST        VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                                $  2,509    $  2,533    $  2,514    $  2,498    $  2,512    $  2,556
Obligations of other U.S. Government agencies                    132,713     128,883     128,494     116,691      61,998      61,841
Obligations of states and political subdivisions                  68,236      69,065      81,219      76,748      78,434      81,423
Other securities                                                  22,111      20,964      22,829      21,707      16,713      16,467
Mortgage-backed securities                                        91,708      91,240     111,605     107,816     130,189     131,046
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                            317,277     312,685     346,661     325,460     289,846     293,333
Marketable equity securities                                      29,346      34,062      25,730      33,469      21,365      35,942
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $346,623    $346,747    $372,391    $358,929    $311,211    $329,275
====================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                                $    707    $    708    $    617    $    609    $    630    $    634
Obligations of other U.S. Government agencies                        946         947         949         910         849         852
Mortgage-backed securities                                           258         259         314         311         429         445
------------------------------------------------------------------------------------------------------------------------------------
Total                                                           $  1,911    $  1,914    $  1,880    $  1,830    $  1,908    $  1,931
====================================================================================================================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Each quarter, management performs a detailed assessment of the allowance and the provision for loan losses. The assessment is performed by a loan quality committee which includes the Bank's President, Chief Financial Officer, Executive Vice-presidents in charge of loans and branch administration and additional commercial lending staff. The committee reviews the identified risk elements in the loan portfolio, including the "Watch List", past due reports and nonperforming loans. The "Watch List" is a collection of loans that have a history of delinquency, collateral deficiency, cash flow problems, or other factors that have come to management's attention to create the need for special monitoring. Total "Watch List" loans amounted to $11,412,000 at December 31, 2000 and $13,453,000 at December 31, 1999.

The allowance for loan losses includes two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, specific allowances for loans in certain industries and historical loss experience for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan. The charge-off ratio is then applied to the current outstanding loan balance for each type of loan (net of "Watch List" and other loans that are individually evaluated).

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the market area. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.

The Bank also engages a consulting firm each year to perform an independent credit review. Their review is performed annually on loans of $175,000 and higher. The loan quality committee gives substantial consideration to the classifications and recommendations of the independent credit reviewer in determining the allowance for loan losses.

As noted in Table IX below, the unallocated portion of the allowance for loan losses increased to $1,983,000 at December 31, 2000 from $1,020,000 at December 31, 1999. The larger unallocated allowance reflects concerns of possible adverse changes in the economy that have not yet resulted in specifically identified problem loans. The reduction in the allocated portion of the allowance resulted from repayments and improvement in prospects in 2000 related to a few large commercial loans that had raised significant concerns at December 31, 1999.

The provision for loan losses decreased to $676,000 in 2000 from $760,000 in 1999 and $763,000 in 1998. The amount of the provision in each year is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VII, VIII, IX and X present an analysis of the loan portfolio, the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VII - FIVE-YEAR HISTORY OF LOAN LOSSES

(IN THOUSANDS)

                                                   2000           1999           1998           1997           1996         AVERAGE
Year-end gross loans, excluding
  unearned discount                             $328,305       $310,892       $291,003       $285,426       $278,597       $298,845
Year-end allowance for loan
  losses                                           5,291          5,131          4,820          4,913          4,776          4,986
Year-end nonaccrual loans                          1,608          1,956          1,135          1,412            864          1,395

Year-end loans 90 days or more
  past due and still accruing                      1,104          1,797          1,628          1,986          2,994          1,902
Net charge-offs                                      516            449            856            660            504            597
Provision for loan losses                            676            760            763            797            701            739
Earnings coverage of charge-
  offs                                              16.4           25.6           12.9           15.3           18.4           16.9
Allowance coverage of charge-
  offs                                              10.3           11.4            5.6            7.4            9.5            8.4
Net charge-offs as a % of
  provision for loan losses                         76.3%          59.1%         112.2%          82.8%          71.9%          80.8%



TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)
                                                                YEARS ENDED DECEMBER 31,

                                             2000           1999            1998            1997           1996
Balance, beginning of year                 $5,131          $4,820          $4,913          $4,776          $4,579
-----------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                           272              81             257             246             157
  Installment loans                            77             138             144             230             240
  Credit cards and related plans              214             192             264             305             201
  Commercial and other loans                   53             219             301               3              74
-----------------------------------------------------------------------------------------------------------------
Total charge-offs                             616             630             966             784             672
-----------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                            26              81              12              21              22
  Installment loans                            23              60              43              64              53
  Credit cards and related plans               28              30              40              30              38
  Commercial and other loans                   23              10              15               9              55
-----------------------------------------------------------------------------------------------------------------
Total recoveries                              100             181             110             124             168
-----------------------------------------------------------------------------------------------------------------
Net charge-offs                               516             449             856             660             504
Provision for loan losses                     676             760             763             797             701
-----------------------------------------------------------------------------------------------------------------
Balance, end of year                       $5,291          $5,131          $4,820          $4,913          $4,776
=================================================================================================================


TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(IN THOUSANDS)

                                      2000            1999             1998              1997             1996
Commercial                          $1,612           $2,081           $  650           $  625           $  630
Noncommercial mortgages                952              834               97              350               58
Impaired loans                         273              609              290              274              113
Consumer                               471              437              702              375              303
All other commitments                 --                150              202              343              369
Unallocated                          1,983            1,020            2,879            2,946            3,303
--------------------------------------------------------------------------------------------------------------
Total Allowance                     $5,291           $5,131           $4,820           $4,913           $4,776
==============================================================================================================


The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur. The calculation for years prior to 1999 did not include specific amounts for "Watch List" loans. These loans were included in the total population of loans and historical loss ratios applied. In 2000 and 1999, these loans were segregated from total loans prior to applying the historical loss ratios.


TABLE X - FIVE-YEAR SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                  2000         %          1999             %         1998           %          1997             %
Real estate - construction    $     452       0.14     $     649          0.21    $   1,004         0.34    $     406          0.14
Real estate - mortgage          263,325      80.21       247,604         79.64      230,815        79.31      219,952         77.05
Consumer                         28,141       8.57        29,140          9.37       30,924        10.63       33,094         11.59
Agricultural                      1,983       0.60         1,899          0.61        1,930         0.66        2,424          0.85
Commercial                       20,776       6.33        18,050          5.81       17,630         6.06       17,176          6.02
Other                               948       0.29         1,025          0.33        1,062         0.36        6,260          2.19
Political subdivisions           12,462       3.80        12,332          3.97        7,449         2.56        5,895          2.07
Lease receivables                   218       0.07           222          0.07          218         0.07          256          0.09
------------------------------------------------------------------------------------------------------------------------------------
Total                           328,305     100.00       310,921        100.00      291,032       100.00      285,463        100.00
Less: unearned discount            --                        (29)                       (29)                      (37)
------------------------------------------------------------------------------------------------------------------------------------
                                328,305                  310,892                    291,003                   285,426
Less: allowance for loan
  Losses                         (5,291)                  (5,131)                    (4,820)                   (4,913)
------------------------------------------------------------------------------------------------------------------------------------
Loans, net                    $ 323,014                $ 305,761                  $ 286,183                 $ 280,513
====================================================================================================================================



                                     1996           %
Real estate - construction       $   1,166          0.42
Real estate - mortgage             213,957         76.79
Consumer                            33,420         11.99
Agricultural                         2,603          0.93
Commercial                          15,751          5.65
Other                                5,014          1.80
Political subdivisions               6,464          2.32
Lease receivables                      264          0.09
----------------------------------------------------------
Total                              278,639        100.00
Less: unearned discount                (42)
----------------------------------------------------------
                                   278,597
Less: allowance for loan
  Losses                            (4,776)
----------------------------------------------------------
Loans, net                     $   273,821
==========================================================


Certain types of home improvement loans classified as "Other" in 1997 and 1996 were classified as "Real Estate - mortgage" in 2000, 1999 and 1998.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At December 31, 2000, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $233,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained extremely strong capital positions. Details concerning the Corporation's and the Bank's regulatory capital amounts and ratios are presented in Note 15 to the consolidated financial statements. As reflected in Note 15, at December 31, 2000 and 1999, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are more than double the amounts necessary to be classified as "well-capitalized" by the banking agencies.

The Corporation's total stockholders' equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is classified as "Accumulated Other Comprehensive Income" within stockholders' equity. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders' equity.

Capital expenditures for 2001 are estimated at between $1,000,000 and $1,500,000. Capital expenditures will not have a detrimental effect on the Corporation's financial condition in 2001.

COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in the equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income". For the Corporation, other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income should not be construed to be a measure of net income. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Total comprehensive income (loss) was $17,442,000 in 2000, ($9,321,000) in 1999 and $9,664,000 in 1998. Other comprehensive income (loss) amounted to $8,966,000 in 2000, ($20,806,000) in 1999 and ($1,413,000) in 1998.

INFLATION

Over the last several years, direct inflationary pressures on the Corporation's payroll-related and other noninterest costs have been modest. However, the Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Management monitors the impact of economic trends, including any indicators of inflationary pressure, in managing interest rate and other financial risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Corporation's two major categories of market risk, interest rate and equity securities risk, are discussed in the following sections.

INTEREST RATE RISK

Business risk arising from changes in interest rates is an inherent factor in operating a bank. The Corporation's assets are predominantly long-term, fixed rate loans and debt securities. Funding for these assets comes principally from short-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation's financial instruments when interest rates change.

The Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of the Bank are included in management's monthly simulation model calculations. Since the Bank makes up more than 90% of the Corporation's total assets and liabilities, and because the Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued interest. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, under the "base most likely" and "what if" scenarios. Typically, management runs these calculations assuming increases and decreases of 100 basis points (1%), 200 basis points and 300 basis points from the base most likely scenario.

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the base most likely one-year scenario. The policy limit for market value variance is minus 30% from the base most likely one-year scenario.

Throughout most of 2000, the Bank's calculations showed projected decreases in net interest income and market value of portfolio equity, in the plus 200 basis point scenario, that exceeded the policy thresholds. Management and the Bank's Board of Directors considered various alternatives, including hedging strategies and restructuring of the securities portfolio, but decided not to implement any of these alternatives. In light of the Bank's very strong equity position, it was deemed appropriate to wait out the high short-term interest rate market environment. As discussed in the "Earnings Overview" section of Management's Discussion and Analysis, high short-term interest rates had a significant negative impact on earnings in 2000. However, management believes that the decision not to radically realign the Bank's interest rate risk position has allowed it to be well-positioned for the interest rate decreases that have occurred in January 2001, and for further interest rate decreases that have been forecasted by many financial analysts to continue for more of 2001.

The table that follows was prepared using the simulation model described above. The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.


THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

(IN THOUSANDS)
DECEMBER 31, 2000  DATA                                                            PERIOD ENDING DECEMBER 31, 2001
                                                                          PLUS 200                    Minus 200
                                                           Most Likely      Basis                       Basis
                                                            Forecast        Points                      Points
                                                             Amount         Amount      % Change        Amount      % Change
Interest income:
     Securities                                              $22,235       $23,384         5.17        $ 21,654        (2.61)
     Interest-bearing due from banks
       and federal funds sold                                    228           291        27.63             202       (11.40)
     Loans                                                    29,104        30,876         6.09          27,216        (6.49)
----------------------------------------------------------------------------------------------------------------------------
          Total interest income                               51,567        54,551         5.79          49,072        (4.84)
----------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                     22,575        31,667        40.27          19,719       (12.65)
     Interest on borrowed funds                                5,579         7,306        30.96           4,990       (10.56)
----------------------------------------------------------------------------------------------------------------------------
          Total interest expense                              28,154        38,973        38.43          24,709       (12.24)
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                          $23,413       $15,578       (33.46)       $ 24,363         4.06
============================================================================================================================
Market Value of Portfolio Equity, December 31, 2000          $95,337       $53,588       (43.79)       $107,346        12.60
============================================================================================================================

(IN THOUSANDS)
DECEMBER 31, 1999  DATA                                                               PERIOD ENDING DECEMBER 31, 2000
                                                                                 Plus 200                 Minus 200
                                                                    Most Likely    Basis                   Basis
                                                                     Forecast      Points                  Points
                                                                      Amount       Amount     % Change     Amount     % Change
Interest income:
     Securities                                                       $24,529     $25,289       3.10      $23,694      (3.40)
     Interest-bearing due from banks
       and federal funds sold                                             462         616      33.33          326     (29.44)
     Loans                                                             27,607      28,791       4.29       25,461      (7.77)
----------------------------------------------------------------------------------------------------------------------------
          Total interest income                                        52,598      54,696       3.99       49,481      (5.93)
----------------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                              22,014      27,653      25.62       16,374     (25.62)
     Interest on borrowed funds                                         7,523       9,594      27.53        5,557     (26.13)
----------------------------------------------------------------------------------------------------------------------------
          Total interest expense                                       29,537      37,247      26.10       21,931     (25.75)
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                   $23,061     $17,449     (24.34)     $27,550      19.47
============================================================================================================================
Market Value of Portfolio Equity, December 31, 1999                   $67,619     $41,817     (38.16)     $83,250      23.12
============================================================================================================================


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

Equity securities held as of December 31, 2000 and 1999 are as follows:

(IN THOUSANDS)

                                                                                    HYPOTHETICAL         HYPOTHETICAL
                                                                                        10%                  20%
                                                                                     DECLINE IN           DECLINE IN
                                                                   FAIR                MARKET               MARKET
         AT DECEMBER 31, 2000                    COST              VALUE               VALUE                VALUE
--------------------------------------------------------------------------------------------------------------------
Banks and bank holding companies                $22,098            $26,814            ($2,681)            ($5,363)
Restricted stock                                  7,248              7,248               (725)             (1,450)
--------------------------------------------------------------------------------------------------------------------
     Total                                      $29,346            $34,062            ($3,406)            ($6,812)
====================================================================================================================



                                                                                    HYPOTHETICAL         HYPOTHETICAL
                                                                                         10%                  20%
                                                                                     DECLINE IN           DECLINE IN
                                                                   FAIR                MARKET                MARKET
         AT DECEMBER 31, 1999                    COST              VALUE               VALUE                 VALUE
---------------------------------------------------------------------------------------------------------------------
Banks and bank holding companies                $18,482            $26,221            ($2,622)            ($5,244)
Restricted stock                                  7,248              7,248               (725)             (1,450)
---------------------------------------------------------------------------------------------------------------------
     Total                                      $25,730            $33,469            ($3,347)            ($6,694)
====================================================================================================================


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)                                                             DECEMBER 31,          December 31,
                                                                                                 2000                  1999
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                                      $  11,638              $  15,337
     Interest-bearing                                                                             2,186                  2,726
------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                        13,824                 18,063
Available-for-sale securities                                                                   346,747                358,929
Held-to-maturity securities                                                                       1,911                  1,880
Loans, net                                                                                      323,014                305,761
Accrued interest receivable                                                                       4,953                  5,066
Bank-owned life insurance                                                                        15,000                   --
Bank premises and equipment, net                                                                  9,332                  7,992
Foreclosed assets held for sale                                                                     316                    310
Other assets                                                                                      4,238                  7,897
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                  $ 719,335              $ 705,898
==============================================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                                      $  66,125              $  67,200
     Interest-bearing                                                                           462,842                433,274
------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                        528,967                500,474
Dividends payable                                                                                 1,353                  1,237
Short-term borrowings                                                                            94,691                 89,036
Long-term borrowings                                                                                605                 35,025
Accrued interest and other liabilities                                                            4,750                  3,503
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                               630,366                629,275
------------------------------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,324,962 in 2000 and 5,272,239 in 1999                                       5,325                  5,272
Stock dividend distributable                                                                      1,054                  1,437
Paid-in capital                                                                                  18,756                 17,355
Retained earnings                                                                                65,206                 62,886
------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                       90,341                 86,950
Accumulated other comprehensive income (loss)                                                        82                 (8,884)
Unamortized stock compensation                                                                      (35)                  --
Treasury stock, at cost:
     117,718 shares at December 31, 2000                                                         (1,419)
     118,510 shares at December 31, 1999                                                                                (1,443)
------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       88,969                 76,623
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 719,335              $ 705,898
==============================================================================================================================
The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME

                                                                                                   YEARS ENDED DECEMBER 31,
 (In Thousands Except Per Share Data)                                                     2000             1999               1998

 INTEREST INCOME
 Interest and fees on loans                                                              $27,082          $25,642          $25,819
 Interest on balances with depository institutions                                           114               30               37
 Interest on loans to political subdivisions                                                 644              541              380
 Interest on federal funds sold                                                               64               42              229
 Income from available-for-sale and held-to-maturity securities:
      Taxable                                                                             18,296           16,421           14,062
      Tax-exempt                                                                           4,483            4,534            3,982
      Dividends                                                                            1,472            1,205              950
----------------------------------------------------------------------------------------------------------------------------------
 Total interest and dividend income                                                       52,155           48,415           45,459
----------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
 Interest on deposits                                                                     23,108           19,053           18,252
 Interest on short-term borrowings                                                         6,102            2,454              824
 Interest on long-term borrowings                                                            935            3,064            3,617
----------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                                   30,145           24,571           22,693
----------------------------------------------------------------------------------------------------------------------------------
 Interest margin                                                                          22,010           23,844           22,766

 Provision for loan losses                                                                   676              760              763
----------------------------------------------------------------------------------------------------------------------------------
 Interest margin after provision for loan losses                                          21,334           23,084           22,003
----------------------------------------------------------------------------------------------------------------------------------
 OTHER INCOME
 Service charges on deposit accounts                                                       1,150            1,113            1,039
 Service charges and fees                                                                    232              274              288
 Trust department revenue                                                                  1,613            1,456            1,288
 Insurance commissions, fees and premiums                                                    372              438              405
 Fees related to credit card operation                                                       897            3,064            2,969
 Other operating income                                                                      226               99               94
----------------------------------------------------------------------------------------------------------------------------------
 Total other income before realized gains on securities, net                               4,490            6,444            6,083
 Realized gains on securities, net                                                         1,377            3,043            3,001
----------------------------------------------------------------------------------------------------------------------------------
 Total other income                                                                        5,867            9,487            9,084
----------------------------------------------------------------------------------------------------------------------------------
 OTHER EXPENSES
 Salaries and wages                                                                        7,597            6,926            6,621
 Pensions and other employee benefits                                                      1,939            1,831            1,760
 Occupancy expense, net                                                                      928              896              827
 Furniture and equipment expense                                                           1,194            1,078              792
 Expenses related to credit card operation                                                   407            2,597            2,732


 Pennsylvania shares tax                                                                     756              723              656
 Other operating expense                                                                   4,085            3,681            3,095
----------------------------------------------------------------------------------------------------------------------------------
 Total other expenses                                                                     16,906           17,732           16,483
----------------------------------------------------------------------------------------------------------------------------------
 Income before income tax provision                                                       10,295           14,839           14,604
 Income tax provision                                                                      1,819            3,354            3,527
----------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                              $ 8,476          $11,485          $11,077
==================================================================================================================================
 NET INCOME PER SHARE - BASIC                                                            $  1.61          $  2.18          $  2.11
==================================================================================================================================
 NET INCOME PER SHARE - DILUTED                                                          $  1.61          $  2.18          $  2.10
==================================================================================================================================

 The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             Accumulated
                                                            Stock                               Other         Unamortized
(IN THOUSANDS EXCEPT PER SHARE DATA)            Common    Dividend     Paid-in    Retained  Comprehensive         Stock
                                                Stock   Distributable  Capital    Earnings      Income        Compensation
                                                -----   -------------  -------    --------      ------        ------------
BALANCE, DECEMBER 31, 1997                    $  5,168     $  1,706     $13,799    $52,519    $ 13,335         $ --
Comprehensive income:
     Net income                                                                     11,077
     Unrealized loss on securities, net of
       reclassification adjustment and tax                                                      (1,413)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income
----------------------------------------------------------------------------------------------------------------------------
Stock dividend issued                               52       (1,706)      1,654
Cash dividends declared, $.80 per share                                             (4,188)
Stock dividend declared, 1%                                   1,931                 (1,931)
Treasury stock purchased
Shares issued from treasury related to
  Exercise of stock options                                                  15
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                       5,220        1,931      15,468     57,477      11,922           --
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                     11,485
     Unrealized loss on securities, net of
       reclassification adjustment and tax                                                     (20,806)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss
----------------------------------------------------------------------------------------------------------------------------
Stock dividend issued                               52       (1,931)      1,879
Cash dividends declared, $.88 per share                                             (4,639)
Stock dividend declared, 1%                                   1,437                 (1,437)
Shares issued from treasury related to
  Exercise of stock options                                                   8
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                       5,272        1,437      17,355     62,886      (8,884)          --
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                      8,476
     Unrealized gain on securities, net of
       reclassification adjustment and tax                                                       8,966
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive income
----------------------------------------------------------------------------------------------------------------------------
Stock dividend issued                               53       (1,437)      1,384
Cash dividends declared, $.97 per share                                             (5,102)
Stock dividend declared, 1%                                   1,054                 (1,054)
Shares issued from treasury related to
  Exercise of stock options                                                   3
Restricted stock granted                                                     14                                   (35)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                    $  5,325     $  1,054     $18,756    $65,206    $     82         $  (35)
============================================================================================================================


(IN THOUSANDS EXCEPT PER SHARE DATA)                Treasury
                                                      Stock      Total
                                                      -----      -----

BALANCE, DECEMBER 31, 1997                          $  (992)    $ 85,535
Comprehensive income:
     Net income                                                   11,077
     Unrealized loss on securities, net of
       reclassification adjustment and tax                        (1,413)
------------------------------------------------------------------------
Total comprehensive income                                         9,664
------------------------------------------------------------------------
Stock dividend issued                                               --
Cash dividends declared, $.80 per share                           (4,188)
Stock dividend declared, 1%                                         --
Treasury stock purchased                               (468)        (468)
Shares issued from treasury related to
  Exercise of stock options                               9           24
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                           (1,451)      90,567
------------------------------------------------------------------------
Comprehensive income:
     Net income                                                   11,485
     Unrealized loss on securities, net of
       reclassification adjustment and tax                       (20,806)
------------------------------------------------------------------------
Total comprehensive loss                                          (9,321)
------------------------------------------------------------------------
Stock dividend issued                                               --
Cash dividends declared, $.88 per share                           (4,639)
Stock dividend declared, 1%                                         --
Shares issued from treasury related to
  Exercise of stock options                               8           16
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                           (1,443)      76,623
------------------------------------------------------------------------
Comprehensive income:
     Net income                                                    8,476
     Unrealized gain on securities, net of
       reclassification adjustment and tax                         8,966
------------------------------------------------------------------------
Total comprehensive income                                        17,442
------------------------------------------------------------------------
Stock dividend issued                                               --
Cash dividends declared, $.97 per share                           (5,102)
Stock dividend declared, 1%                                         --
Shares issued from treasury related to
  Exercise of stock options                               3            6
Restricted stock granted                                 21         --
------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                          $(1,419)    $ 88,969
========================================================================

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)                                                                    YEARS ENDED DECEMBER 31,
                                                                                2000         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  8,476     $  11,485     $  11,077
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                    676           760           763
    Realized gains on securities, net                                         (1,377)       (3,043)       (3,001)
    (Gain) loss on sale of foreclosed assets, net                                (59)           44           (26)
    Depreciation expense                                                       1,086           971           806
    Accretion and amortization, net                                           (2,491)       (1,837)         (455)
    Deferred income taxes                                                        (63)          423            63
     Increase (decrease) in accrued interest receivable and other assets         (88)       (2,282)          717
     Increase in accrued interest payable and other liabilities                1,247         2,003           653
----------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                7,407         8,524        10,597
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturity of held-to-maturity securities                          156           372           178
  Purchase of held-to-maturity securities                                       (196)         (354)         (498)
  Proceeds from sales of available-for-sale securities                        32,173        30,027        83,888
  Proceeds from maturities of available-for-sale securities                   15,337        33,436       127,670
  Purchase of available-for-sale securities                                  (17,865)     (119,753)     (232,922)
  Net increase in loans                                                      (18,374)      (20,503)       (7,231)
  Purchase of bank-owned life insurance                                      (15,000)         --            --
  Purchase of interest in low-income housing partnership                        (697)         --            --
  Purchase of premises and equipment                                          (2,426)       (1,547)       (1,502)
  Proceeds from sale of foreclosed assets                                        498           463           402
----------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                  (6,394)      (77,859)      (30,015)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                    28,493        23,956        34,262
  Net increase (decrease) in short-term borrowings                             5,655        76,956        (2,920)
  Proceeds from long-term borrowings                                            --            --          34,400
  Repayments of long-term borrowings                                         (34,420)      (25,019)      (39,817)
  Proceeds from sale of treasury stock                                             6            16            24



  Purchase of treasury stock                                                    --            --            (468)
  Dividends paid                                                              (4,986)       (4,639)       (4,188)
----------------------------------------------------------------------------------------------------------------
       Net Cash (Used in) Provided by Financing Activities                    (5,252)       71,270        21,293
----------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS                             (4,239)        1,935         1,875
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  18,063        16,128        14,253
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 13,824     $  18,063     $  16,128
================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans                  $    445     $     165     $     798
  Interest paid                                                             $ 29,446     $  24,006     $  22,615
  Income taxes paid                                                         $  1,801     $   2,973     $   3,172


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens & Northern Corporation ("Corporation"), and its subsidiaries, Citizens & Northern Bank ("Bank"), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation. The consolidated financial statements also include the accounts of the Bank's wholly-owned subsidiary, C&N Financial Services Corporation, which was formed in January 2000. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS - The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in Northcentral Pennsylvania. Lending products include mortgage loans, commercial loans, consumer loans and credit cards, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, individual retirement accounts and certificates of deposit. The Corporation also offers non-insured "Repo Sweep" accounts.

The Corporation provides Trust Department services, including the administration of trusts and estates, retirement plans, and other employee benefit plans. Also, in 2000, the Corporation began offering a variety of personal and commercial insurance products through C&N Financial Services Corporation.

The Corporation is subject to competition from other financial institutions. It is also subject to regulation by certain federal and state agencies and undergoes periodic examination by those regulatory authorities.

USE OF ESTIMATES - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

INVESTMENT SECURITIES - Investment securities are accounted for as follows:

HELD-TO-MATURITY SECURITIES - includes debt securities that the Corporation has the positive intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts, computed using the level-yield method.

AVAILABLE-FOR-SALE SECURITIES - includes debt securities not classified as held-to-maturity and both restricted and unrestricted equity securities. Such securities, except for restricted equity securities, are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income, net of tax. The restricted equity securities consist primarily of Federal Home Loan Bank stock, and are carried at cost and evaluated for impairment. Amortization of premiums and accretion of discounts on available-for-sale securities are recorded using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments.

Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security.

LOANS - Loans are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan fees and unearned discounts.

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Loans are placed on nonaccrual status when, in the opinion of management, collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest income is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation expense is computed using the straight-line method.

FORECLOSED ASSETS HELD FOR SALE - Foreclosed assets held for sale consist of real estate acquired by foreclosure and are carried at estimated fair value, less selling cost.

INCOME TAXES - Provisions for deferred income taxes are made as a result of temporary differences in financial and income tax methods of accounting. These differences relate principally to the provision for loan losses, amortization of loan origination fees and costs, pension expense, depreciation of bank premises and equipment and postretirement benefits.

STOCK COMPENSATION PLANS - As permitted by Accounting Principles Board Opinion No. 25, the Corporation uses the intrinsic value method of accounting for stock compensation plans. Utilizing the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value, and accordingly, no compensation cost is recorded for them.

Statement of Financial Accounting Standards No. 123 provides an alternative method of accounting for stock options, based on the estimated fair value of stock option awards. In Note 11, the Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

The Corporation has also made awards of restricted stock. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date, adjusted for subsequent fluctuations in market price, over the vesting period.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

CASH FLOWS - The Corporation utilizes the net reporting of cash receipts and cash payments for certain deposit and lending activities. The Corporation considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents.

TRUST ASSETS AND INCOME - Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the financial statements since such items are not assets of the Corporation. Trust income is recorded on a cash basis, which is not materially different from the accrual basis.

RECLASSIFICATION - Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

2. COMPREHENSIVE INCOME

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

                                                        YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                    2000             1999           1998
Unrealized holding gains (losses) on
     available-for-sale securities             $ 14,963          $(28,481)        $    860
Less: Reclassification adjustment for
     gains realized in income                    (1,377)           (3,043)          (3,001)
------------------------------------------------------------------------------------------
Net unrealized gains (losses)                    13,586           (31,524)          (2,141)
Tax effect                                       (4,620)           10,718              728
------------------------------------------------------------------------------------------
Net-of-tax amount                              $  8,966          $(20,806)        $ (1,413)
==========================================================================================


3. PER SHARE DATA

Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflect the retroactive effect of stock dividends declared in the fourth quarter of each year presented, payable in the first quarter of the following year. The following data show the amounts used in computing basic and diluted net income per share. The dilutive effect of stock options is computed as the weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.

                                                                        WEIGHTED-
                                                                         AVERAGE        EARNINGS
                                                       NET               COMMON            PER
                                                     INCOME              SHARES           SHARE
2000

Earnings per share - basic                        $ 8,476,000           5,257,555         $1.61
Dilutive effect of stock options                                            1,231
-------------------------------------------------------------------------------------------------
Earnings per share - diluted                      $ 8,476,000           5,258,786         $1.61
=================================================================================================

1999

Earnings per share - basic                        $11,485,000           5,257,191         $2.18
Dilutive effect of stock options                                            5,356
-------------------------------------------------------------------------------------------------
Earnings per share - diluted                      $11,485,000           5,262,547         $2.18
=================================================================================================

1998

Earnings per share - basic                        $11,077,000           5,261,736         $2.11
Dilutive effect of stock options                                            9,700
-------------------------------------------------------------------------------------------------
Earnings per share - diluted                      $11,077,000           5,271,436         $2.10
=================================================================================================

4. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2000 ranged from $1,211,000 to $4,868,000. For 1999, these balances ranged from $1,078,000 to $6,546,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Bank ranged from $25,000 to $1,500,000 in 2000 and from $25,000 to $425,000 during 1999. Total balances restricted amounted to $1,621,000 at December 31, 2000 and $1,695,000 at December 31, 1999.

Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

5. SECURITIES

Amortized cost and fair value of securities at December 31, 2000 and 1999 are summarized as follows:

(IN THOUSANDS)                                                                          DECEMBER 31, 2000
                                                                                        GROSS         GROSS
                                                                                     UNREALIZED      UNREALIZED
                                                                     AMORTIZED         HOLDING        HOLDING           FAIR
                                                                       COST            GAINS          LOSSES           VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                                   $    2,509       $       24     $     --         $    2,533
Obligations of other U.S. Government agencies                         132,713              163         (3,993)         128,883
Obligations of states and political subdivisions                       68,236            1,513           (684)          69,065
Other securities                                                       22,111             --           (1,147)          20,964
Mortgage-backed securities                                             91,708              531           (999)          91,240
------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                 317,277            2,231         (6,823)         312,685
Marketable equity securities                                           29,346            6,556         (1,840)          34,062
------------------------------------------------------------------------------------------------------------------------------
Total                                                              $  346,623       $    8,787     $   (8,663)      $  346,747
==============================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                                   $      707       $        3     $       (2)      $      708
Obligations of other U.S. Government agencies                             946                6             (5)             947
Mortgage-backed securities                                                258                5             (4)             259
------------------------------------------------------------------------------------------------------------------------------
Total                                                              $    1,911       $       14     $      (11)      $    1,914
==============================================================================================================================
                                                                                        DECEMBER 31, 1999
                                                                                        GROSS         GROSS
                                                                                     UNREALIZED      UNREALIZED
                                                                     AMORTIZED         HOLDING        HOLDING           FAIR
(IN THOUSANDS)                                                         COST            GAINS          LOSSES           VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                                   $    2,514       $     --       $      (16)      $    2,498
Obligations of other U.S. Government agencies                         128,494             --          (11,803)         116,691
Obligations of states and political subdivisions                       81,219              571         (5,042)          76,748
Other securities                                                       22,829              140         (1,262)          21,707


Mortgage-backed securities                                            111,605              396         (4,185)         107,816
------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                 346,661            1,107        (22,308)         325,460
Marketable equity securities                                           25,730            8,921         (1,182)          33,469
------------------------------------------------------------------------------------------------------------------------------
 Total                                                             $  372,391       $   10,028     $  (23,490)      $  358,929
==============================================================================================================================
HELD-TO-MATURITY SECURITIES:

Obligations of the U.S. Treasury                                   $      617       $     --       $       (8)      $      609
Obligations of other U.S. Government agencies                             949             --              (39)             910
Mortgage-backed securities                                                314                4             (7)             311
------------------------------------------------------------------------------------------------------------------------------
Total                                                              $    1,880       $        4     $      (54)      $    1,830
==============================================================================================================================

The amortized cost and fair value of investment debt securities at December 31, 2000 follow. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed securities are presented based on contractual maturities.

                                                                      DECEMBER 31, 2000

                                                             AMORTIZED                      FAIR
(IN THOUSANDS)                                                  COST                        VALUE

AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less                                       $  4,775                   $  4,762
Due after one year through five years                            6,451                      6,588
Due after five years through ten years                          20,830                     20,970
Due after ten years                                            285,221                    280,365
-------------------------------------------------------------------------------------------------
Total                                                         $317,277                   $312,685
=================================================================================================
HELD-TO-MATURITY SECURITIES:
Due in one year or less                                       $    302                   $    303
Due after one year through five years                              817                        818
Due after five years through ten years                             715                        718
Due after ten years                                                 77                         75
-------------------------------------------------------------------------------------------------
Total                                                         $  1,911                   $  1,914
=================================================================================================

The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 2000:

(IN THOUSANDS, EXCEPT FOR PERCENTAGES)              WITHIN              ONE -              FIVE -              AFTER
                                                     ONE                FIVE                TEN                 TEN
                                                     YEAR     YIELD     YEARS    YIELD     YEARS     YIELD      YEARS     YIELD
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $ --      --       $2,509    6.01%    $  --      --       $   --      --
Obligations of other U.S. Government agencies         --      --         --      --        16,985    7.61%     115,728    6.97%
Obligations of states and political subdivisions       500    7.00%     2,721    6.36%      2,964    6.31%      62,051    5.47%
Other securities                                      --      --        1,000    9.25%        852    7.95%      20,259    7.40%
Mortgage-backed securities                           4,275    7.45%       221    7.54%         29    8.51%      87,183    6.79%
----------------------------------------------------------------------------------------------------------------------------------
Total                                               $4,775    7.40%    $6,451    6.71%    $20,830    7.44%    $285,221    6.62%
==================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $  300    7.73%    $  407    6.65%    $  --      --       $   --      --
Obligations of other U.S. Government agencies         --      --          400    6.35%        546    6.43%        --      --
Mortgage-backed securities                               2    8.93%        10    8.59%        169    7.28%          77    7.37%
----------------------------------------------------------------------------------------------------------------------------------
Total                                               $  302    7.74%    $  817    6.53%    $   715    6.63%    $     77    7.37%
==================================================================================================================================

(IN THOUSANDS, EXCEPT FOR PERCENTAGES)

                                                        TOTAL        YIELD
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                       $  2,509       6.01%
Obligations of other U.S. Government agencies           132,713       7.05%
Obligations of states and political subdivisions         68,236       5.55%
Other securities                                         22,111       7.50%
Mortgage-backed securities                               91,708       6.82%
----------------------------------------------------------------------------
Total                                                  $317,277       6.69%
============================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                       $    707       7.11%
Obligations of other U.S. Government agencies               946       6.40%
Mortgage-backed securities                                  258       7.37%
----------------------------------------------------------------------------
Total                                                  $  1,911       6.79%
============================================================================


Investment securities, carried at $58,280,000 at December 31, 2000 and $50,755,000 at December 31, 1999, were pledged as collateral for public deposits, trusts and certain other deposits as provided by law.

In 2000, gross realized gains from the sale of available-for-sale securities were $2,163,000 and gross realized losses were $786,000. Gross realized gains from the sale of available-for-sale securities in 1999 were $3,186,000, while gross realized losses for that year were $143,000. In 1998, gross realized gains from the sale of available-for-sale securities amounted to $3,423,000 and gross realized losses were $422,000. The income tax provision applicable to net realized gains amounted to $468,000 in 2000, $1,035,000 in 1999 and $1,020,000
in 1998.

6. LOANS

Major categories of loans and leases included in the loan portfolio are summarized as follows:

                                                                                           AT DECEMBER 31,
(IN THOUSANDS)                                                                     % OF                                  % OF
                                                               2000                TOTAL           1999                  TOTAL

Real estate - construction                                 $     452               0.14%     $       649                 0.21%
Real estate - mortgage                                       263,325              80.21%         247,604                79.64%
Consumer                                                      28,141               8.57%          29,140                 9.37%
Agricultural                                                   1,983               0.60%           1,899                 0.61%
Commercial                                                    20,776               6.33%          18,050                 5.81%
Other                                                            948               0.29%           1,025                 0.33%
Political subdivisions                                        12,462               3.80%          12,332                 3.97%
Lease receivables                                                218               0.07%             222                 0.07%
------------------------------------------------------------------------------------------------------------------------------
Total                                                        328,305             100.00%         310,921               100.00%
Less: unearned discount                                         --                                   (29)
------------------------------------------------------------------------------------------------------------------------------
                                                             328,305                             310,892
Less: allowance for loan losses                               (5,291)                             (5,131)
------------------------------------------------------------------------------------------------------------------------------
Loans, net                                                 $ 323,014                         $   305,761
==============================================================================================================================

Net unamortized loan fees and costs of $1,583,000 at December 31, 2000 and $1,761,000 at December 31, 1999, have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceeds 10% of total loans at December 31, 2000.

The Corporation grants commercial, residential and personal loans to customers primarily in Tioga, Bradford, Sullivan and Lycoming counties. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent on the local economic conditions within the region.

LOAN MATURITY DISTRIBUTION

                                                                                  DECEMBER 31, 2000

(IN THOUSANDS)                                                               OVER ONE
                                                                             YEAR BUT                AFTER
                                                           ONE YEAR          LESS THAN               FIVE
                                                            OR LESS          FIVE YEARS              YEARS                  TOTAL

Real estate - construction                                  $   452             $  --               $   --               $    452
Real estate - mortgage                                       68,194              73,622              121,509              263,325
Consumer                                                     10,372              12,256                5,513               28,141
Agricultural                                                    770               1,121                   92                1,983
Commercial                                                   10,124               8,338                2,314               20,776
Other                                                           119                 547                  282                  948
Political subdivisions                                        1,022               3,640                7,800               12,462
Lease receivables                                                23                  91                  104                  218
---------------------------------------------------------------------------------------------------------------------------------
Total                                                       $91,076             $99,615             $137,614             $328,305
=================================================================================================================================


Loans in the preceding table with maturities over one year but less than five years and over five years are all fixed rate loans. All loans due on demand or at a variable rate are shown as one year or less.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,608,000 at December 31, 2000 and $1,956,000 at December 31, 1999. Interest
income on such loans is recorded only as received.

Loans on which the original terms have been restructured totaled $77,000 at December 31, 2000 and $143,000 at December 31, 1999. None of the loans on which the original terms were changed were past due at December 31, 2000 and 1999.

Loans which were more than 90 days past due and still accruing interest totaled $1,221,000 at December 31, 2000 and $1,797,000 at December 31, 1999.

Transactions in the allowance for loan losses were as follows:

(IN THOUSANDS)

                                                 2000                   1999                   1998
Balance at beginning of year                   $ 5,131                $ 4,820                $ 4,913
  Provision charged to operations                  676                    760                    763
  Loans charged off                               (616)                  (630)                  (966)
  Recoveries                                       100                    181                    110
----------------------------------------------------------------------------------------------------
Balance at end of year                         $ 5,291                $ 5,131                $ 4,820
====================================================================================================


Information related to impaired loans as of December 31, 2000 and 1999 is as follows:

(IN THOUSANDS)

                                                     2000                    1999
Balance of impaired loans                           $1,025                  $1,956
Specific allowance related to impaired loans           273                     956


The average balance of impaired loans amounted to $1,079,000 in 2000, $1,582,000 in 1999 and $1,397,000 in 1998.

The following is a summary of cash receipts on impaired loans and how they were applied.

(IN THOUSANDS)

                                                        2000                1999                1998
Cash receipts applied to principal                      $503                $233                $154
Cash receipts recognized as interest income               87                  35                  67
----------------------------------------------------------------------------------------------------
Total cash receipts                                     $590                $268                $221
====================================================================================================


7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                     2000                    1999

Land                                                               $ 1,126                  $   648
Buildings and improvements                                          10,725                    9,473
Furniture and equipment                                              7,285                    6,623
---------------------------------------------------------------------------------------------------
Total                                                               19,136                   16,744
Less: accumulated depreciation                                      (9,804)                  (8,752)
---------------------------------------------------------------------------------------------------
Net                                                                $ 9,332                  $ 7,992
===================================================================================================

Depreciation expense included in occupancy expense and furniture and equipment expense was comprised of the following:

(IN THOUSANDS)

                                                       2000                1999               1998

Occupancy expense                                     $ 370                $362                $340
Furniture and equipment expense                         716                 609                 466
---------------------------------------------------------------------------------------------------
Total                                                $1,086                $971                $806
===================================================================================================

8. DEPOSITS

Balances and maturities of time deposits are as follows:

(IN THOUSANDS)

                                                                DECEMBER 31, 2000
                                         2001           2002         2003           2004          2005      THEREAFTER       TOTAL

Certificates of deposit            $   111,579     $   26,205     $   8,191     $   3,652     $   1,841     $     --    $   151,468
     Yield                               5.96%          6.15%         5.60%         5.41%         5.89%           --          5.96%
Individual Retirement Accounts          57,070         22,313          --            --            --             --         79,383
     Yield                               5.55%          5.55%          --            --            --             --          5.55%
------------------------------------------------------------------------------------------------------------------------------------
            Total time deposits    $   168,649     $   48,518     $   8,191     $   3,652     $   1,841     $     --    $   230,851
-----------------------------------------------------------------------------------------------------------------------------------
                   Yield                 5.82%          5.87%         5.60%         5.41%         5.89%           --          5.82%
===================================================================================================================================

(IN THOUSANDS)

                                                                DECEMBER 31, 1999
                                        2000            2001          2002          2003          2004      THEREAFTER        TOTAL

Certificates of deposit            $    90,867     $   33,564     $   9,058     $   6,815     $   2,765     $     63    $   143,132
     Yield                               5.20%          5.54%         5.71%         5.53%         5.26%        5.60%          5.33%
Individual Retirement Accounts          47,218         30,416          --            --            --           --           77,634
     Yield                               6.03%          6.03%          --            --            --           --            6.03%
----------------------------------------------------------------------------------------------------------------------------------
            Total time deposits    $   138,085     $   63,980     $   9,058     $   6,815     $   2,765     $    63     $  220,766
----------------------------------------------------------------------------------------------------------------------------------
                   Yield                 5.48%          5.77%         5.71%         5.53%         5.26%        5.60%          5.58%
=================================================================================================================================

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2000, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(IN THOUSANDS)

Three months or less                  $ 15,563
Over 3 months through 12 months         19,336
Over 1 year through 3 years              8,120
Over 3 years                             1,117
-----------------------------------------------
Total                                 $ 44,136
===============================================

Interest expense on deposits of $100,000 or more amounted to $1,925,000 in 2000, $1,760,000 in 1999 and $1,047,000 in 1998.

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(IN THOUSANDS)                                                 AT DECEMBER 31,
                                                          2000                  1999
Federal funds purchased (a)                         $     5,000         $            -
Federal Home Loan Bank borrowings (b)                    70,000                 58,000
Customer repurchase agreements (c)                       10,241                  4,705
Other repurchase agreements (d)                           9,450                 26,331
---------------------------------------------------------------------------------------
     Total short-term borrowings                     $   94,691         $       89,036
=======================================================================================

The weighted average interest rate on total short-term borrowings outstanding at December 31, 2000 was 6.66%. The maximum amount of total short-term borrowings outstanding at any month-end in 2000 was $104,216,000.

(a) Federal funds purchased represent overnight federal funds borrowings from correspondent banks. The maximum month-end amount of such borrowings was $16,500,000 in 2000, $14,500,000 in 1999 and $2,000,000 in 1998. The average amount of such borrowings was $5,721,000 in 2000, $6,085,000 in 1999 and $2,801,000 in 1998. Weighted average interest rates were 6.70% in 2000, 4.91% in 1999 and 4.75% in 1998.

(b) Short-term Federal Home Loan Bank loans are as follows:

                                                                                         AT
                                                                                     DECEMBER 31,
(IN THOUSANDS)                                                                   2000              1999


Fixed rate 5.75% matured February 14, 2000                                      $  --            $10,000
Fixed rate 5.72% matured February 26, 2000                                         --              5,000
Fixed rate 6.14% matured March 20, 2000                                            --             10,000
Fixed rate 6.12% matured April 21, 2000                                            --             10,000
Fixed rate 6.08% matured June 7, 2000                                              --             10,000
Fixed rate 5.91% matured August 26, 2000                                           --              5,000
Variable rate 5.825% maturing December 22, 2004, paid
     off in 2000                                                                   --              5,000
Fixed rate 6.64% maturing January 2, 2001                                        15,000             --
Fixed rate 6.72% maturing January 30, 2001                                       15,000             --
Fixed rate 7.00% maturing April 20, 2001                                         15,000             --
Variable rate 6.70% maturing July 11, 2001                                       10,000             --
Variable rate 6.70% maturing August 28, 2001                                      5,000             --
Fixed rate 6.65% maturing October 22, 2001                                       10,000             --
Variable rate Open Repo Plus maturing overnight                                    --              3,000
--------------------------------------------------------------------------------------------------------
     Total short-term Federal Home Loan Bank borrowings                         $70,000          $58,000
========================================================================================================

Collateral for Federal Home Loan Bank loans is described below under long-term borrowings.

(c) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $10,241,000 at December 31, 2000 and $4,705,000 at December 31, 1999.

(d) Repurchase agreements included in short-term borrowings are as follows:

                                                         AT DECEMBER 31,
(IN THOUSANDS)                                       2000               1999

Fixed Rate 5.18% matured March 31, 2000           $      -          $   16,881
Fixed Rate 5.50% matured June 19, 2000                   -               9,450
Fixed Rate 7.04% maturing June 16, 2001               9,450                -
-------------------------------------------------------------------------------
     Total repurchase agreements                  $   9,450         $   26,331
===============================================================================

Collateral arrangements and other terms related to repurchase agreements are described in (f) below.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:


(IN THOUSANDS)                                                                  AT DECEMBER 31,
                                                                          2000                  1999


Federal Home Loan Bank borrowings (e)                                  $     605                $25,625
Repurchase agreements (f)                                                    --                   9,400
-------------------------------------------------------------------------------------------------------
     Total long-term borrowings                                        $     605                $35,025
=======================================================================================================

(e) Long-term Federal Home Loan Bank loans are as follows:

(IN THOUSANDS)                                                                  AT DECEMBER 31,
                                                                          2000                   1999


Variable rate at 4.74%, matured October 26, 2000                       $     --                 $ 5,000
Variable rate at 5.60%, maturing July 11, 2002, called
  in 2000                                                                    --                  10,000
Variable rate at 4.32%, maturing October 20, 2003, paid
  off in 2000                                                                --                  10,000
Fixed rate at 6.86%, maturing December 30, 2016                              537                    555
Fixed rate at 6.83%, maturing June 5, 2017                                    68                     70
-------------------------------------------------------------------------------------------------------
     Total long-term Federal Home Loan Bank borrowings                 $     605                $25,625
=======================================================================================================

All Federal Home Loan Bank loans are collateralized by Federal Home Loan Bank stock, mortgage-backed securities and first mortgage loans with a total book value of $286,515,000 at December 31, 2000.

(f) Repurchase agreements included in long-term borrowings are as follows:


                                                        AT DECEMBER 31,
(IN THOUSANDS)                                      2000                 1999

Morgan Stanley fixed rate at 5.68%,
   matured January 30, 2000                     $       -           $     9,400
================================================================================

Securities sold under repurchase agreements were delivered to the broker-dealers who arrange the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $9,940,000 at December 31, 2000 and $32,512,000 at December 31, 1999. Average daily repurchase agreement borrowings amounted to $14,372,000 in 2000, $41,940,000 in 1999 and $29,795,000 in 1998. During 2000,
1999, and 1998, the maximum amounts of outstanding borrowings under repurchase agreements were $35,731,000, $53,731,000 and $39,200,000. The weighted average interest rate on repurchase agreements was 5.68% in 2000, 5.70% in 1999 and 5.40% in 1998.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented may not represent the underlying fair value of the Corporation.

The Corporation used the following methods and assumptions in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair values.

SECURITIES - Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying value of restricted equity securities approximates fair value based on applicable redemption provisions.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2000 and 1999. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

(IN THOUSANDS)                                            AT DECEMBER 31,
                                                 2000                               1999
                                     CARRYING          FAIR              CARRYING           FAIR
                                       AMOUNT          VALUE               AMOUNT          VALUE

Financial assets:
  Cash and cash equivalents           $ 13,824        $ 13,824            $ 18,063      $ 18,063
  Available-for-sale securities        346,747         346,747             358,929       358,929
  Held-to-maturity securities            1,911           1,914               1,880         1,830
  Loans, net                           323,014         323,355             305,761       306,062
  Accrued interest receivable            4,953           4,953               5,066         5,066

Financial liabilities:
  Deposits                             528,967         530,265             500,474       498,529
  Short-term borrowings                 94,691          94,771              89,036        88,933
  Long-term borrowings                     605             699              35,025        34,934
  Accrued interest payable               1,725           1,725               1,026         1,026

11. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2000 and 1999, and will not affect the Corporation's future expenses.

The following tables show the funded status and components of net periodic benefit cost from these defined benefit plans:

(IN THOUSANDS)

                                                              PENSION                         POSTRETIREMENT
                                                              BENEFITS                            BENEFITS

                                                       2000               1999              2000            1999
CHANGE IN BENEFIT
OBLIGATION:
Benefit obligation at beginning of year              $ 7,141            $ 6,870            $ 771            $ 732
Service cost                                             308                302               27               28
Interest cost                                            491                460               52               50
Plan participants' contributions                        --                 --                 56               44
Actuarial (gain) loss                                     14               (199)              (1)              15
Benefits paid                                           (308)              (292)            (115)             (98)
-----------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                    $ 7,646            $ 7,141            $ 790            $ 771
=================================================================================================================

                                                        2000               1999             2000             1999
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   beginning of year                                 $ 9,237            $ 8,378            $  --            $  --
Actual return on plan assets                             388              1,151               --               --
Employer contribution                                   --                 --                 59               54
Plan participants' contributions                        --                 --                 56               44
Benefits paid                                           (308)              (292)            (115)             (98)
-----------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year             $ 9,317            $ 9,237            $  --            $  --
=================================================================================================================

Funded status                                        $ 1,671            $ 2,096            $(790)           $(771)
Unrecognized net actuarial (gain) loss                  (886)            (1,391)             (95)             (96)
Unrecognized transition obligation                      (228)              (251)             438              475
-----------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                       $   557            $   454            $(447)           $(392)
=================================================================================================================


                                                        2000               1999             2000             1999
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate                                           7.00%              7.00%            7.00%            7.00%
Expected return on plan assets                          8.50%              8.50%             N/A              N/A
Rate of compensation increase                           5.00%              5.00%             N/A              N/A


                                                              PENSION BENEFITS                      POSTRETIREMENT BENEFITS
COMPONENTS OF NET
PERIODIC BENEFIT COST:                                 2000          1999          1998         2000          1999         1998
(IN THOUSANDS)
Service  cost                                         $ 308         $ 302         $ 267         $  27         $ 28        $  25
Interest cost                                           491           460           424            52           50           42
Expected return on plan assets                         (815)         (749)         (640)         --            --          --
Amortization of transition obligation                   (23)          (23)          (23)           37           36           36
Recognized net actuarial (gain) loss                    (64)         --            --              (2)         --            (2)
-------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (benefit)                   $(103)        $ (10)        $  28         $ 114         $114        $ 101
===============================================================================================================================


PROFIT SHARING AND DEFERRED COMPENSATION PLANS
----------------------------------------------

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation's matching contributions to the plan depend upon the tax deferred contributions of employees. The Corporation's basic and matching contributions were $511,000 in 2000, $513,000 in 1999 and $477,000 in 1998.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers' supplemental deferred compensation were $70,000 in 2000, $54,000 in 1999 and $42,000 in 1998.

STOCK-BASED COMPENSATION PLANS
------------------------------

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 180,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options ("Incentive Stock Options," as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000, there were awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000 have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years.

Also, the Corporation has an Independent Directors Stock Option Plan which allows the issuance of approximately 25,000 shares of common stock to non-employee directors. The recipients' rights to exercise these options expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Option Plan are equal to fair market value as of the dates of grant.

There were 1,752 shares of restricted stock granted in December 2000. The fair value of the restricted stock granted, based on the market price, was $20.25 per share. There was no compensation expense recorded related to restricted stock awards in 2000.

The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the stock options. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.


(NET INCOME IN THOUSANDS)

                                              2000                     1999                      1998
Net income
  As reported                             $   8,476                $   11,485                $   11,077
  Pro forma                               $   8,399                $   11,428                $   11,048

Earnings per share-basic
  As reported                             $    1.61                $     2.18                $     2.11
  Pro forma                               $    1.60                $     2.17                $     2.10

For purposes of the calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   2000                   1999                 1998
Volatility                         18%                    18%                   18%
Expected option lives            6 Years                6 Years               6 Years
Risk-free interest rate           5.00%                  6.46%                 5.05%
Dividend yield                    3.96%                  3.76%                 3.78%


A summary of the status of the Corporation's stock option plans is presented below:

                                                         2000                      1999                        1998
--------------------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED                     WEIGHTED                    WEIGHTED
                                                              AVERAGE                      AVERAGE                     AVERAGE
                                                              EXERCISE                     EXERCISE                    EXERCISE
                                                SHARES          PRICE       SHARES          PRICE       SHARES          PRICE
Outstanding, beginning of year                  82,420        $   29.63     58,850        $   30.38     39,360        $   27.09
Granted                                         18,615        $   20.91     25,550        $   27.67     20,500        $   36.40
Exercised                                         (225)       $   20.00       (680)       $   24.06     (1,010)       $   24.03
Forfeited                                         --            --          (1,300)       $   27.89       --            --
--------------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                       100,810        $   28.04     82,420        $   29.63     58,850        $   30.38
================================================================================================================================
Options exercisable at year-end                 48,215        $   28.69     30,700        $   28.69     17,990        $   26.99
Fair value of options granted                                 $    3.14                   $    5.27                   $    5.85



The following table summarizes information about stock options outstanding as of December 31, 2000:

                          OUTSTANDING            REMAINING               EXERCISABLE
                                AT              CONTRACTUAL                   AT
EXERCISE PRICES         DECEMBER 31, 2000      LIFE IN YEARS          DECEMBER 31, 2000

$20.00                        8,995                  5                     8,995
$25.50-$27.04                13,100                  6                    11,040
$33.25-$36.50                16,850                  7                    11,150
$33.13-$36.38                20,500                  8                     9,880
$25.00-$27.00                25,350                  9                     7,150
$20.25                       16,015                 10                       -
---------------------------------------------------------------------------------
                            100,810                                      48,215
=================================================================================

\

12.  INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset at December 31, 2000 and 1999:

(IN THOUSANDS)

                                                                  2000                     1999

Deferred tax liabilities:
  Realized gains on securities                                 $   432                   $   432
  Depreciation                                                     218                       241
  Prepaid pension                                                  195                       156
  Accretion on securities                                           16                        15
  Unrealized holding gains on securities                            42                      --
------------------------------------------------------------------------------------------------
Total                                                              903                       844
------------------------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                                     (1,852)                   (1,796)
  Postretirement and sick benefits                                (175)                     (163)
  Loan fees and costs                                              (89)                     (134)
  Supplemental executive retirement plan                          (158)                     (111)
  Writedown of foreclosed assets                                   (17)                       (7)
  Unrealized holding losses on securities                         --                      (4,577)
------------------------------------------------------------------------------------------------
Total                                                           (2,291)                   (6,788)
------------------------------------------------------------------------------------------------
Deferred tax asset, net                                        $(1,388)                  $(5,944)
================================================================================================

The federal income tax provision is comprised of the following components:

(IN THOUSANDS)

                                2000                       1999                     1998
Currently payable              $ 1,882                    $2,931                   $3,464
Deferred                           (63)                      423                       63
-----------------------------------------------------------------------------------------
Total provision                $ 1,819                    $3,354                   $3,527
=========================================================================================

The following tabulation is a reconciliation of the expected provision for federal income taxes determined by application of the statutory rates at which income is expected to be taxed and the actual income tax provision.

(IN THOUSANDS)

                                                            2000                       1999                         1998
                                                 AMOUNT              %        AMOUNT             %        AMOUNT              %
Expected provision                              $ 3,603           35.00%     $ 5,194           35.00%     $ 5,111           35.00%
Tax-exempt interest income                       (1,738)         (16.88)      (1,727)         (11.64)      (1,508)         (10.30)
Nondeductible interest expense                      280            2.72          232            1.56          192            1.30
Dividends received deduction                       (235)          (2.28)        (203)          (1.37)        (165)          (1.10)
Surtax exemption                                   (103)          (1.00)        (102)          (0.69)        (108)          (0.70)
Other, net                                           12            0.11          (40)          (0.26)           5             --
-----------------------------------------------------------------------------------------------------------------------------------
Effective income tax provision                  $ 1,819           17.67%     $ 3,354           22.60%     $ 3,527           24.20%
===================================================================================================================================

13.  RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:


(IN THOUSANDS)

                                                  Beginning        New                             Other           Ending
                                                  Balance         Loans        Repayments         Changes          Balance
14 directors, 6 executive officers 2000           $6,640          $  724      $   (1,450)         $ (184)          $5,730
15 directors, 6 executive officers 1999            4,709           2,551            (789)            169            6,640
15 directors, 5 executive officers 1998            5,578           1,487          (1,647)           (709)           4,709


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

Financial instruments whose contract amounts represent credit risk at December 31, 2000 and 1999 are as follows:

      (IN THOUSANDS)                         2000                   1999

     Commitments to extend credit         $ 68,809                $ 60,472
     Standby letters of credit            $  4,792                $  6,057

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

15.  REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation's and the Bank's actual capital amounts and ratios are also presented in the following table.


(DOLLARS IN THOUSANDS)                                                                                  MINIMUM
                                                                                                       TO BE WELL
                                                                   MINIMUM                         CAPITALIZED UNDER
                                                                   CAPITAL                         PROMPT CORRECTIVE
                                            ACTUAL               REQUIREMENT                       ACTION PROVISIONS
                                      AMOUNT    RATIO   AMOUNT                 RATIO           AMOUNT           RATIO
                                    ----------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
Total capital to risk-
  weighted assets:
     Consolidated                     $96,295   22.77%  $33,828  Greater than or equal to 8%  $42,285 Greater than or equal to 10%
     Bank                              81,498   22.10%   29,498  Greater than or equal to 8%   36,873 Greater than or equal to 10%

Tier 1 capital to risk-weighted
  assets:
     Consolidated                      88,887   21.02%   16,914  Greater than or equal to 4%   25,371 Greater than or equal to 6%
     Bank                              75,187   20.39%   14,749  Greater than or equal to 4%   22,124 Greater than or equal to 6%

Tier 1 capital to average assets:
     Consolidated                      88,887   12.56%   28,309  Greater than or equal to 4%   35,386 Greater than or equal to 5%
     Bank                              75,187   10.89%   27,623  Greater than or equal to 4%   34,529 Greater than or equal to 5%

DECEMBER 31, 1999:
Total capital to risk-
  weighted assets:
     Consolidated                      96,222   24.99%  $30,798  Greater than or equal to 8%   38,497 Greater than or equal to 10%
     Bank                              78,893   21.62%   29,190  Greater than or equal to 8%   36,487 Greater than or equal to 10%

Tier 1 capital to risk- weighted
  assets:
     Consolidated                      85,507   22.21%   15,399  Greater than or equal to 4%   23,098  Greater than or equal to 6%
     Bank                              72,014   19.74%   14,595  Greater than or equal to 4%   21,892  Greater than or equal to 6%

Tier 1 capital to average assets:
     Consolidated                      85,507   12.10%   28,276  Greater than or equal to 4%   35,345  Greater than or equal to 5%
     Bank                              72,014   10.43%   27,613  Greater than or equal to 4%   34,517  Greater than or equal to 5%



Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year's net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation's dividends in 2001 may not exceed $10,220,000, plus consolidated net income for 2001. Additionally, banking regulators limit the amount of dividends that may be paid by the Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $65,160,000 at December 31, 2000, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Bank's stockholder's equity (excluding accumulated other comprehensive income) or $7,519,000 at December 31, 2000.

16. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET

                                                                                     DECEMBER 31,
(IN THOUSANDS)                                                               2000                    1999

ASSETS
Cash                                                                       $    63                  $ 1,381
Investment in subsidiaries:
     Citizens & Northern Bank                                               74,597                   60,981
     Citizens & Northern Investment Corporation                             13,566                   13,585
     Bucktail Life Insurance Company                                         2,085                    1,913
Other assets                                                                    28                     --
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $90,339                  $77,860
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                                          $ 1,353                  $ 1,237
Other liabilities                                                               17                     --
Stockholders' equity                                                        88,969                   76,623
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $90,339                  $77,860
===========================================================================================================


CONDENSED INCOME STATEMENT

                                                                           YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                 2000                  1999                 1998

Dividends from Citizens & Northern Bank                      $ 4,077              $  7,000              $  5,500
Other dividend income                                           --                     224                   218
Securities gains                                                --                     159                   822
Expenses                                                        (179)                 (184)                 (356)
----------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income
  of subsidiaries                                              3,898                 7,199                 6,184
Equity in undistributed income of subsidiaries                 4,578                 4,286                 4,893
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 8,476              $ 11,485              $ 11,077
================================================================================================================


CONDENSED STATEMENT OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                   2000                  1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 8,476              $ 11,485              $ 11,077
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income of
       subsidiaries                                             (4,578)               (4,286)               (4,893)
     Securities gains                                             --                    (159)                 (822)
     (Increase) decrease in other assets                           (28)                1,300                  (200)
     Increase (decrease) in other liabilities                       17                  (144)                  372
------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                   3,887                 8,196                 5,534
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash investment in subsidiary                                   (225)               (1,888)                 --
  Purchase of available-for-sale securities                       --                    (753)               (2,257)
  Proceeds from sale of available-for-sale
    securities                                                    --                     360                 1,441
------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                        (225)               (2,281)                 (816)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of treasury stock                               6                    16                    24
  Purchase of treasury stock                                      --                    --                    (468)
  Dividends paid                                                (4,986)               (4,639)               (4,188)
------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                      (4,980)               (4,623)               (4,632)
------------------------------------------------------------------------------------------------------------------
DECREASE (INCREASE) IN CASH AND CASH
  EQUIVALENTS                                                   (1,318)                1,292                    86
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                        1,381                    89                     3
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $    63              $  1,381              $     89
==================================================================================================================



17. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2000 and 1999:

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  2000 QUARTER ENDED
                                                                Mar. 31,         June 30,        Sept. 30,        Dec. 31,

Interest income                                                 $12,857          $12,949          $13,125          $13,224
Interest expense                                                  7,145            7,396            7,790            7,814
--------------------------------------------------------------------------------------------------------------------------
Interest margin                                                   5,712            5,553            5,335            5,410
Provision for loan losses                                           226              150              150              150
--------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses                   5,486            5,403            5,185            5,260
Other income                                                      1,358            1,050              963            1,119
Securities gains                                                     15              322              230              810
Other expenses                                                    4,209            4,116            4,171            4,410
--------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                                2,650            2,659            2,207            2,779
Income tax provision                                                501              446              374              498
--------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 2,149          $ 2,213          $ 1,833          $ 2,281
==========================================================================================================================
Net income per share - basic                                    $  0.41          $  0.42          $  0.35          $  0.43
==========================================================================================================================
Net income per share - diluted                                  $  0.41          $  0.42          $  0.35          $  0.43
==========================================================================================================================

                                                                                    1999 QUARTER ENDED
                                                                Mar. 31,        June 30,        Sept. 30,          Dec. 31,

Interest income                                                 $11,315          $11,851          $12,536          $12,713
Interest expense                                                  5,397            5,908            6,420            6,846
--------------------------------------------------------------------------------------------------------------------------
Interest margin                                                   5,918            5,943            6,116            5,867
Provision for loan losses                                           225              225              120              190
--------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses                   5,693            5,718            5,996            5,677
Other income                                                      1,535            1,654            1,657            1,598
Securities gains                                                    490              568              789            1,196
Other expenses                                                    4,253            4,401            4,564            4,514
--------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                                3,465            3,539            3,878            3,957
Income tax provision                                                789              751              954              860
--------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 2,676          $ 2,788          $ 2,924          $ 3,097
==========================================================================================================================
Net income per share - basic                                    $  0.51          $  0.53          $  0.56          $  0.59
==========================================================================================================================
Net income per share - diluted                                  $  0.51          $  0.53          $  0.56          $  0.59
==========================================================================================================================

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ Parente Randolph, PC


Williamsport, Pennsylvania
February 9, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information concerning Directors and Executive Officers is incorporated herein by reference to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders to be held on April 17, 2001.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Executive compensation information is incorporated herein by reference to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders to be held on April 17, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
-------------------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders to be held on April 17, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning loans to Directors and Executive Officers is provided in
Note 13 to the Consolidated Financial Statements, which is included in Part II,
Item 8 of Form 10-K. Additional information is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions" of the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders to be held on April 17, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1). The following consolidated financial statements are set forth in
Part II, Item 8:

                                                                         Page
                                                                         ----

      Independent Auditors' Report                                        50


      Financial Statements:
           Consolidated Balance Sheet - December 31, 2000 and 1999        26
           Consolidated Statement of Income - Years Ended
               December 31, 2000, 1999 and 1998                           27
           Consolidated Statement of Changes in Stockholders' Equity -
                Years Ended December 31, 2000, 1999 and 1998              28
           Consolidated Statement of Cash Flows - Years Ended
                December 31, 2000, 1999 and 1998                          29
           Notes to Consolidated Financial Statements                30 - 49

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

     (3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization,
 arrangement, liquidation or succession     Not applicable

3. (i) Articles of Incorporation            Incorporated by reference to the
                                            exhibits filed with the
                                            Corporation's registration statement
                                            on Form S-4 on March 27, 1987.

3. (ii) By-laws                             Incorporated by reference to the
                                            exhibits filed with the
                                            Corporation's registration statement
                                            on Form S-4 on March 27, 1987.

4. Instruments defining the rights of
 security holders, including indentures     Not applicable

9. Voting trust agreement                   Not applicable

10. Material contracts:




        10.1 Citizens & Northern Corporation Independent           Incorporated herein by reference to the
          Directors Stock Incentive Plan                           Corporation's proxy statement dated
                                                                   March 19, 2001 for the annual meeting of
                                                                   stockholders to be held on April 17, 2001.

        10.2 Citizens & Northern Bank Supplemental Executive
          Retirement Plan                                          Filed herewith

        10.2 (a) Amendment No. 1 to Citizens & Northern Bank
          Supplemental Executive Retirement Plan                   Filed herewith

        10.2 (b) Amendment No. 2 to Citizens & Northern Bank
          Supplemental Executive Retirement Plan                   Filed herewith

        10.3 Citizens & Northern Corporation 1995 Stock
          Incentive Plan                                           Filed herewith

        10.4 Citizens & Northern Bank 2001 Incentive
          Award Plan                                               Filed herewith

11. Statement re: computation of per share earnings                Information concerning the computation of
                                                                   earnings per share is provided in Note 3
                                                                   to the Consolidated Financial Statements,
                                                                   which is included in Part II, Item 8 of
                                                                   Form 10-K.

12. Statements re: computation of ratios                           Not applicable

13. Annual report to security holders, Form 10-Q or
  quarterly report to security holders                             Not applicable

16. Letter re: change in certifying accountant                     Not applicable




18. Letter re: change in accounting principles                     Not applicable
21. Subsidiaries of the registrant                                 Filed herewith

22. Published report regarding matters submitted to
  vote of security holders                                         Not applicable

23. Consents of experts and counsel                                Not applicable

24. Power of attorney                                              Not applicable

99. Additional exhibits:

        99.1 Additional information mailed to stockholders
          with proxy statement and Form 10-K on March 19, 2001     Filed herewith




(b) On November 17, 2000, a Current Report on Form 8-K was filed to report that the stockholders of Peoples Ltd. had voted not to approve the proposed merger with the Corporation, and that related merger and stock option agreements were terminated.

(c) Exhibits - The required exhibits are listed under Part IV, Item 14(a)(3) of Form 10-K.

(d) Financial statement schedules are omitted because the required information is not applicable or is included elsewhere in Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CITIZENS & NORTHERN CORPORATION

By: /s/ Craig G. Litchfield
----------------------------
Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date: March 19, 2001

By: /s/ Mark A. Hughes
---------------------
Treasurer and Principal Accounting Officer

Date: March 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




BOARD OF DIRECTORS

Dennis F Beardslee                   /s/      Craig G Litchfield             /s/
      Dennis F. Beardslee                         Craig G Litchfield
Date: March 19, 2001                         Date: March 19, 2001

 J Robert Bower                      /s/      Lawrence F Mase                /s/
      J Robert Bower                              Lawrence F Mase
Date: March 19, 2001                         Date: March 19, 2001

 R Robert DeCamp                     /s/      Edward H Owlett, III           /s/
      R Robert DeCamp                             Edward H Owlett, III
Date: March 19, 2001                         Date: March 19, 2001

 R Bruce Haner                       /s/      F David Pennypacker            /s/
     R Bruce Haner                                F David Pennypacker
Date: March 19, 2001                         Date: March 19, 2001

 Susan E Hartley                     /s/      Leonard Simpson                /s/
     Susan E Hartley                              Leonard Simpson
Date: March 19, 2001                         Date: March 19, 2001

 Karl W. Kroeck                      /s/     James E. Towner                 /s/
     Karl W. Kroeck                               James E. Towner
Date: March 19, 2001                         Date: March 19, 2001

 Edward L. Learn                     /s/      Donald E Treat                 /s/
     Edward L. Learn                              Donald E Treat
Date: March 19, 2001                         Date: March 19, 2001