Form 10-Q
period 2001-03-31
CITIZENS & NORTHERN CORP
filed 2001-05-14
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended March 31, 2001

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

Title                                              Outstanding
Common Stock ($1.00 par value)       5,253,339 Shares Outstanding May 10, 2001

                         CITIZENS & NORTHERN CORPORATION
                                      Index


Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - March 31, 2001 and
December 31, 2000                                                         Page 3

Consolidated Statement of Income - Three Months Ended
March 31, 2001 and 2000                                                   Page 4

Consolidated Statement of Cash Flows - Three Months Ended
March 31, 2001 and 2000                                                   Page 5

Notes to Consolidated Financial Statements                                Pages 6 and 7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       Pages 7 through 18

Item 3.  Quantitative and Qualitative Information About Market Risk       Pages 19 and 20

Part II.  Other Information                                               Page 21

Signatures                                                                Page 22

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET                                         MARCH 31,   DECEMBER 31,
(In Thousands Except Share Data)                                     2001         2000
                                                                 (UNAUDITED)     (NOTE)
ASSETS
Cash and due from banks:
     Noninterest-bearing                                         $  11,016    $  11,638
     Interest-bearing                                                4,895        2,186
--------------------------------------------------------------------------------------------
          Total cash and cash equivalents                           15,911       13,824

Available-for-sale securities                                      406,498      346,747
Held-to-maturity securities                                          1,675        1,911
Loans, net                                                         324,379      323,014
Bank-owned life insurance                                           15,222       15,000
Accrued interest receivable                                          5,159        4,953
Bank premises and equipment, net                                     9,237        9,332
Foreclosed assets held for sale                                        372          316
Other assets                                                         2,803        4,238
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $ 781,256    $ 719,335
============================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                         $  65,879    $  66,125
     Interest-bearing                                              464,987      462,842
--------------------------------------------------------------------------------------------
          Total deposits                                           530,866      528,967

Dividends payable                                                    1,366        1,353
Short-term borrowings                                               87,385       94,691
Long-term borrowings                                                60,600          605
Accrued interest and other liabilities                               6,954        4,750
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                  687,171      630,366
============================================================================================

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,378,212 in 2001 and 5,324,962 in 2000          5,378        5,325
Stock dividend distributable                                          --          1,054
Paid-in capital                                                     19,757       18,756
Retained earnings                                                   66,105       65,206
--------------------------------------------------------------------------------------------
     Total                                                          91,240       90,341
Accumulated other comprehensive income                               4,429           82
Unamortized stock compensation                                         (35)         (35)
Treasury stock, at cost:
     125,094 shares at March 31, 2001                               (1,549)
     117,718 shares at December 31, 2000                                         (1,419)
--------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          94,085       88,969
============================================================================================

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 781,256    $ 719,335
============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q
CONSOLIDATED STATEMENT OF INCOME


                                                                        3 MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)     (UNAUDITED)                MARCH 31,     MARCH 31,
                                                                        2001         2000
 INTEREST INCOME
  Interest and fees on loans                                        $    6,902   $    6,508
  Interest on balances with depository institutions                         19           25
  Interest on loans to political subdivisions                              171          163
  Interest on federal funds sold                                            61            6
  Income from available-for-sale and held-to-maturity securities:
      Taxable                                                            4,733        4,679
      Tax-exempt                                                           944        1,114
      Dividends                                                            384          362
-----------------------------------------------------------------------------------------------
   Total interest and dividend income                                   13,214       12,857
-----------------------------------------------------------------------------------------------
 INTEREST EXPENSE
  Interest on deposits                                                   5,693        5,413
  Interest on short-term borrowings                                      1,331        1,060
  Interest on long-term borrowings                                         468          672
-----------------------------------------------------------------------------------------------
  Total interest expense                                                 7,492        7,145
-----------------------------------------------------------------------------------------------
  Interest margin                                                        5,722        5,712
  Provision for loan losses                                                150          226
-----------------------------------------------------------------------------------------------
  Interest margin after provision for loan losses                        5,572        5,486
-----------------------------------------------------------------------------------------------
 OTHER INCOME
  Service charges on deposit accounts                                      296          268
  Service charges and fees                                                  68           51
  Trust and financial management revenue                                   387          401
  Insurance commissions, fees and premiums                                 138           80
  Increase in cash surrender value of life insurance                       222         --
  Fees related to credit card operation                                    128          465
  Other operating income                                                    74           93
-----------------------------------------------------------------------------------------------
  Total other income before realized gains on
    securities, net                                                      1,313        1,358
  Realized gains on securities, net                                        455           15
-----------------------------------------------------------------------------------------------
  Total other income                                                     1,768        1,373
-----------------------------------------------------------------------------------------------
OTHER EXPENSES
  Salaries and wages                                                     2,018        1,829
  Pensions and other employee benefits                                     580          487
  Occupancy expense, net                                                   259          253
  Furniture and equipment expense                                          346          253
  Expenses related to credit card operation                                 77          191
  Pennsylvania shares tax                                                  196          181
  Other operating expense                                                1,122        1,015
-----------------------------------------------------------------------------------------------
  Total other expenses                                                   4,598        4,209
-----------------------------------------------------------------------------------------------
  Income before income tax provision                                     2,742        2,650
  Income tax provision                                                     477          501
-----------------------------------------------------------------------------------------------
NET INCOME                                                          $    2,265   $    2,149
===============================================================================================
 PER SHARE DATA:
 Net income - basic                                                 $     0.43   $     0.41
 Net income - diluted                                               $     0.43   $     0.41
-----------------------------------------------------------------------------------------------
 Dividend per share                                                 $     0.26   $     0.24
-----------------------------------------------------------------------------------------------
 Number of shares used in computation - basic                        5,256,002    5,257,366
 Number of shares used in computation - diluted                      5,256,230    5,259,367

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            THREE MONTHS ENDED
(IN THOUSANDS)  (UNAUDITED)                                              MARCH 31,       MARCH 31,
                                                                           2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  2,265        $  2,149
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                150             226
    Realized gains on securities, net                                       (455)            (15)
    Gain on sale of foreclosed assets, net                                   (25)            (34)
    Depreciation expense                                                     305             263
    Accretion and amortization, net                                         (627)           (592)
    Increase in cash surrender value of life insurance                      (222)           --
    Deferred income taxes                                                   --                28
    (Increase) decrease in accrued interest receivable
       and other assets                                                   (1,010)            668
    Increase in accrued interest payable and other liabilities             2,204             726
----------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                            2,585           3,419
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities                      860              12
  Purchase of held-to-maturity securities                                   (626)            (96)
  Proceeds from sales of available-for-sale securities                       576             864
  Proceeds from maturities of available-for-sale securities               36,530           3,112
  Purchase of available-for-sale securities                              (89,187)         (5,435)
  Net increase in loans                                                   (1,651)         (1,643)
  Purchase of premises and equipment                                        (210)           (713)
  Proceeds from sale of foreclosed assets                                    105             269
----------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                             (53,603)         (3,630)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                      1,899          (3,586)
  Net increase (decrease) in short-term borrowings                        (7,306)         10,088
  Proceeds from long-term borrowings                                      60,000            --
  Repayments of long-term borrowings                                          (5)         (9,405)
  Proceeds from sale of treasury stock                                      --                 4
  Purchase of treasury stock                                                (130)           --
  Dividends paid                                                          (1,353)         (1,249)
----------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities                53,105          (4,148)
----------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                          2,087          (4,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            13,824          18,063
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 15,911        $ 13,704
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans              $    136        $    220
  Interest paid                                                         $  5,437        $  5,810
  Income taxes paid                                                     $     25        $    475

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF INTERIM PRESENTATION

The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2000, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

Results reported for the three-month period ended March 31, 2001 might not be indicative of the results for the year ending December 31, 2001.

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


                                                          WEIGHTED-
                                                           AVERAGE     EARNINGS
                                             NET           COMMON         PER
                                            INCOME         SHARES        SHARE
QUARTER ENDED MARCH 31, 2001
Earnings per share - basic                  $2,265,000     5,256,002     $ 0.43
Dilutive effect of stock options                                 228
----------------------------------------------------------------------------------
Earnings per share - diluted                $2,265,000     5,256,230     $ 0.43
==================================================================================

QUARTER ENDED MARCH 31, 2000
Earnings per share - basic                  $2,149,000     5,257,366     $ 0.41
Dilutive effect of stock options                               2,001
----------------------------------------------------------------------------------
Earnings per share - diluted                $2,149,000     5,259,367     $ 0.41
==================================================================================


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

Comprehensive income is calculated as follows:

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q


                                                                  QUARTERS ENDED MARCH 31,
(IN THOUSANDS)                                                       2001          2000

Net income                                                        $ 2,265        $ 2,149
Other comprehensive income (loss):
  Unrealized holding gains (losses) on available-for-sale
  securities:
    Gains (losses) arising during the period                        7,041           (623)
    Reclassification adjustment for realized gains                   (455)           (15)
---------------------------------------------------------------------------------------------
Other comprehensive income (loss) before income tax                 6,586           (638)
Income tax related to other comprehensive income/loss              (2,239)           217
---------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                   4,347           (421)
---------------------------------------------------------------------------------------------
Comprehensive income                                              $ 6,612        $ 1,728
=============================================================================================


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

REFERENCES TO 2001 AND 2000

Unless otherwise noted, all references to "2001" in the following discussion of operating results are intended to mean the three months ended March 31, 2001, and similarly, references to "2000" are intended to mean the first three months of 2000.

EARNINGS OVERVIEW

Net income in the first quarter 2001 was $2,265,000, or $.43 per share (basic and diluted). This represents a 5.4% increase over the first quarter 2000, when net income was $2,149,000, or $.41 per share (basic and diluted). The most significant income statement changes between periods were as follows:

- Realized gains on securities were $455,000 in 2001, compared to $15,000 in 2000. Most of the gains in 2001 resulted from sales of bank stocks. The largest individual gain ($301,000) was from the sale of stock from a banking company that announced it is being acquired.

- In 2001, the Corporation recorded an increase in cash surrender value of life insurance of $222,000. In late December 2000, the Corporation purchased bank-owned life insurance (BOLI) at a cost of $15,000,000. The BOLI purchase was done for 2 main reasons: (1) to provide a funding vehicle to cover future employee benefit costs, and (2) to generate tax-exempt, noninterest income at a better rate of return than municipal bonds.

- Credit card fees decreased to $128,000 in 2001 from $465,000 in 2000. In late 1999, the Corporation sold its merchant processing program, which dramatically reduced the amount of interchange fees earned and costs incurred. In the first quarter 2000, the Corporation recorded final residual fees. The credit card fees and expenses recorded in the 1st quarter 2001 are in line with the amounts recorded in the last 3 quarters of 2000 and with the amounts expected for the remainder of 2001.

- Other (noninterest) expenses increased $389,000, or 9.2%, in 2001 compared to 2000. Changes in other expenses are discussed in more detail later in Management's Discussion and Analysis.

Looking ahead to the remainder of 2001, management believes the Corporation's net interest margin may receive a significant "boost" from lower interest rates. In 2001, the Federal Reserve Board has lowered the Discount Rate (the rate charged by Federal Reserve Banks to depository institutions for overnight loans) 4 times through April 30, 2001, for a total of 2%. The Corporation is liability sensitive, which means that rates on its interest-bearing liabilities - deposits and borrowed funds - change more rapidly than rates on its interest-earning assets. Some evidence of the positive effect of lower interest rates to the Corporation is reflected in Table II of the "Net Interest Margin" section of Management's Discussion and Analysis. Table II shows that the "Interest Rate Spread" has widened to 2.77% in 2001 compared to the annual rate for 2000 of 2.54%, and that net interest income as a percentage of average earning assets has increased to 3.55% from 3.50%. Interest spreads may continue to widen in coming months if the Federal Reserve Board institutes further rate reductions, and as higher-rate certificates of deposit mature and are refunded.

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation's net interest margin in 2001 and 2000. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $6,199,000 in 2001, a decrease of $89,000 or 1.4% from 2000. In December 2000, the Corporation sold securities with a carrying value of approximately $15 million, and utilized the proceeds to purchase BOLI (see "Earnings Overview" section of Management's Discussion and Analysis for discussion of the positive impact of BOLI on noninterest income). The sale of securities in December 2000 reduced the Corporation's average balance of available-for-sale securities in 2001 compared to 2000. This is reflected in Table III, which shows that the lower volume of obligations of state and political subdivisions (municipal bonds) had the effect of reducing interest income $234,000 in 2001 compared to 2000. Net interest income for 2001, plus BOLI income, exceeds net interest income for 2000 by $133,000. Other significant factors related to the net interest margin are discussed below.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 1.9% to $13,691,000 in 2001 from $13,433,000 in 2000.
Income from available-for-sale securities fell $193,000, or 2.9%, while interest from loans increased $407,000 or 6.0%. The decrease in interest income from available-for-sale securities was mainly attributable to lower interest rates on new securities purchased in 2001, and to a lower average investment in municipal bonds (as discussed in the "Earnings Overview" section of Management's Discussion and Analysis). As reflected in Table III, the increase in interest from loans was primarily volume-related. Average gross loans in 2001 was $328,838,000, or 5.6% higher than in the 1st quarter 2000.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased to $7,492,000 in 2001, an increase of 4.9% over 2000. The increase in interest expense resulted from increases in volume, primarily of CDs and money market accounts. As you can see in Table II, the average balances of CDs increased $14,593,000 (10.1%) in 2001 compared to 2000, and average money market balances increased $13,843,000 (9.7%). Growth in each of these deposit categories resulted from several factors, including the following: (1) increased deposits from governmental entities and school districts; (2) an expanded branch system, with relatively new offices opened in Mansfield (1998) and Muncy (2000); and (3) investors' movement of funds out of the U.S. stock market in recent months.

As reflected in Table III, lower interest rates significantly reduced interest expense from money market accounts and IRAs in 2001 compared to 2000. However, the average rate incurred on CDs was higher in 2001 than in 2000, offsetting much of the lower interest costs from the other deposit categories. A significant amount of the CDs as of March 31, 2001 were initiated during 2000, when short-term interest rates were higher than in 2001. Management expects many of these accounts to be refunded at lower rates over the remaining months of 2001.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE


(IN THOUSANDS)                                                              QUARTERS ENDED MARCH 31,
INTEREST INCOME                                                               2001            2000
Available-for-sale securities:
     U.S. Treasury securities                                               $    37          $    40
     Securities of other U.S. Government agencies and corporations            2,339            2,313
     Mortgage-backed securities                                               1,902            1,870
     Obligations of states and political subdivisions                         1,344            1,617
     Equity securities                                                          384              362
     Other securities                                                           428              425
------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                                 6,434            6,627
------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                                    11                9
     Securities of other U.S. Government agencies and corporations               11               17
     Mortgage-backed securities                                                   5                6
------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                      27               32
------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                                  19               25
Federal funds sold                                                               61                6
Loans:
     Real estate loans                                                        5,602            5,283
     Consumer                                                                   778              757
     Agricultural                                                                46               47
     Commercial/industrial                                                      456              401
     Other                                                                       17               17
     Political subdivisions                                                     246              236
     Leases                                                                       5                2
------------------------------------------------------------------------------------------------------
          Total loans                                                         7,150            6,743
------------------------------------------------------------------------------------------------------
Total Interest Income                                                        13,691           13,433
------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest checking                                                               204              246
Money market                                                                  1,787            1,798
Savings                                                                         275              282
Certificates of deposit                                                       2,333            1,919
Individual Retirement Accounts                                                1,082            1,157
Other time deposits                                                              12               12
Federal funds purchased                                                          36               54
Other borrowed funds                                                          1,763            1,677
------------------------------------------------------------------------------------------------------
Total Interest Expense                                                        7,492            7,145
------------------------------------------------------------------------------------------------------

Net Interest Income                                                         $ 6,199          $ 6,288
======================================================================================================

Income on tax-exempt securities and loans is presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE II - ANALYSIS OF AVERAGE BALANCES AND RATES


(DOLLARS IN THOUSANDS)                                              3 MONTHS               YEAR                  3 MONTHS
                                                                     ENDED     RATE OF     ENDED    RATE OF        ENDED    RATE OF
                                                                    3/31/01    RETURN/   12/31/00   RETURN/       3/31/00   RETURN/
                                                                    AVERAGE    COST OF    AVERAGE   COST OF       AVERAGE   COST OF
                                                                    BALANCE    FUNDS %    BALANCE   FUNDS %       BALANCE   FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                                        $   2,508   5.98%    $  2,512    6.13%    $   2,514     6.45%
     Securities of other U.S. Government agencies and corporations     136,018   6.97%     133,063    7.08%      131,628     7.13%
     Mortgage-backed securities                                        113,031   6.82%     101,155    6.80%      110,283     6.88%
     Obligations of states and political subdivisions                   69,005   7.90%      81,312    7.80%       80,967     8.10%
     Equity securities                                                  29,103   5.35%      25,899    5.68%       26,299     5.58%
     Other securities                                                   22,030   7.88%      22,572    7.64%       21,205     8.13%
-----------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                          371,695   7.02%     366,513    7.09%      372,896     7.21%
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                              740   6.03%         685    5.40%          635     5.75%
     Securities of other U.S. Government agencies and corporations         746   5.98%       1,019    6.67%        1,026     6.72%
     Mortgage-backed securities                                            234   8.67%         283    7.42%          306     7.95%
-----------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                              1,720   6.37%       1,987    6.34%        1,967     6.60%
-----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                          1,653   4.66%       1,861    6.13%        2,323     4.36%
Federal funds sold                                                       4,358   5.68%       1,000    6.40%          438     5.56%
Loans:
     Real estate loans                                                 264,129   8.60%     254,225    8.61%      248,822     8.61%
     Consumer                                                           28,100  11.23%      27,760   11.01%       28,688    10.70%
     Agricultural                                                        1,934   9.65%       1,963    9.73%        1,986     9.60%
     Commercial/industrial                                              20,996   8.81%      21,336    8.66%       18,687     8.70%
     Other                                                                 848   8.13%         886    8.01%          859     8.03%
     Political subdivisions                                             12,624   7.90%      12,009    7.57%       12,258     7.81%
     Leases                                                                207   9.80%         203   10.84%          192     4.22%
-----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                                  328,838   8.82%     318,382    8.79%      311,492     8.78%
-----------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                                         708,264   7.84%     689,743    7.87%      689,116     7.91%
Cash                                                                    10,458              10,887                10,077
Unrealized gain/loss on securities                                         570             (12,831)              (12,858)
Allowance for loan losses                                               (5,366)             (5,233)               (5,097)
Bank premises and equipment                                              9,328               8,712                 8,271
Other assets                                                            24,839              12,943                13,725
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                         $ 748,093            $704,221             $ 703,234
========================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                                    $  35,574   2.33%    $ 36,086    2.87%    $  36,594     2.73%
Money market                                                           156,171   4.64%     146,209    5.39%      142,328     5.12%
Savings                                                                 44,982   2.48%      45,963    2.49%       45,516     2.51%
Certificates of deposit                                                158,772   5.96%     144,997    5.64%      144,179     5.40%
Individual Retirement Accounts                                          79,279   5.54%      76,439    6.32%       77,311     6.07%
Other time deposits                                                      2,023   2.41%       1,717    2.56%        1,449     3.36%
Federal funds purchased                                                  2,369   6.16%       5,721    6.71%        3,926     5.58%
Other borrowed funds                                                   120,454   5.94%     108,581    6.13%      119,426     5.69%
-----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                           599,624   5.07%     565,713    5.33%      570,729     5.08%
Demand deposits                                                         51,867              52,437                50,340
Other liabilities                                                        6,848               7,279                 5,313
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                      658,339             625,429               626,382
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other comprehensive income/loss         89,378              87,258                85,013
Other comprehensive income/loss                                            376              (8,466)               (8,161)
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                              89,754              78,792                76,852
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                           $ 748,093           $ 704,221             $ 703,234
===================================================================================================================================
Interest Rate Spread                                                             2.77%                2.54%                  2.83%
Net Interest Income/Earning Assets                                               3.55%                3.50%                  3.70%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE III - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE


(IN THOUSANDS)                                            QUARTERS ENDED MARCH 31, 2001/2000
                                                        CHANGE IN          CHANGE IN      TOTAL
                                                        VOLUME             RATE           CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                           $  --           $  (3)          $  (3)
     Securities of other U.S. Government agencies
       And corporations                                    76             (50)             26
     Mortgage-backed securities                            46             (14)             32
     Obligations of states and political subdivisions    (234)            (39)           (273)
     Equity securities                                     38             (16)             22
     Other securities                                      16             (13)              3
--------------------------------------------------------------------------------------------------
          Total available-for-sale securities             (58)           (135)           (193)
--------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                               2              --               2
     Securities of other U.S. Government agencies
       and corporations                                    (4)             (2)             (6)
     Mortgage-backed securities                            (1)             --              (1)
--------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                (3)             (2)             (5)
--------------------------------------------------------------------------------------------------
Interest-bearing due from banks                            (8)              2              (6)
Federal funds sold                                         55              --              55
Loans:
     Real estate loans                                    325              (6)            319
     Consumer                                             (16)             37              21
     Agricultural                                          (1)             --              (1)
     Commercial/industrial                                 50               5              55
     Other                                                 --              --              --
     Political subdivisions                                 7               3              10
     Leases                                                --               3               3
--------------------------------------------------------------------------------------------------
          Total loans                                     365              42             407
--------------------------------------------------------------------------------------------------
Total Interest Income                                     351             (93)            258
--------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                          (7)            (35)            (42)
Money market                                              166            (177)            (11)
Savings                                                    (3)             (4)             (7)
Certificates of deposit                                   204             210             414
Individual Retirement Accounts                             29            (104)            (75)
Other time deposits                                         4              (4)             --
Federal funds purchased                                   (23)              5             (18)
Other borrowed funds                                       14              72              86
--------------------------------------------------------------------------------------------------
Total Interest Expense                                    384             (37)            347
--------------------------------------------------------------------------------------------------

Net Interest Income                                     $ (33)          $ (56)          $ (89)
==================================================================================================

(1) Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.
(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE IV - COMPARISON OF NONINTEREST INCOME
(IN THOUSANDS)


                                                                THREE MONTHS ENDED
                                                            MARCH 31,       MARCH 31,
                                                              2001             2000
Service charges on deposit accounts                            $  296     $  268

Service charges and fees                                           68         51

Trust and financial management revenue                            387        401

Insurance commissions, fees and premiums                          138         80

Increase in cash surrender value of life insurance                222       --

Fees related to credit card operation                             128        465

Other operating income                                             74         93
----------------------------------------------------------------------------------
Total other operating income, before realized
 gains on securities, net                                       1,313      1,358
Realized gains on securities, net                                 455         15
----------------------------------------------------------------------------------
Total Other Income                                             $1,768     $1,373
==================================================================================

Total noninterest income increased $395,000, or 28.8%, in 2001 compared to 2000. The most significant changes - the increase in security gains, income from the
(BOLI) life insurance contract and the decrease in credit card-related fees - are discussed in the "Earnings Overview" section of Management's Discussion and Analysis.

TABLE V- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                  MARCH 31,     MARCH 31,
                                                    2001           2000

Salaries and wages                                 $2,018       $1,829
Pensions and other employee benefits                  580          487
Occupancy expense, net                                259          253
Furniture and equipment expense                       346          253
Pennsylvania shares tax                               196          181
Other operating expense                             1,122        1,015
-------------------------------------------------------------------------
 Total other expenses, excluding expenses
      Related to credit card operation              4,521        4,018
Expenses related to credit card operation              77          191
-------------------------------------------------------------------------
Total Other Expense                                $4,598       $4,209
=========================================================================

Salaries and wages increased $189,000, or 10.3%, in 2001 compared to 2000. The increase is the result of annual merit raises ranging from 2%-5%, and an increase in the number of full-time equivalent employees to 239 as of March 31, 2001 from 218 a year earlier. Higher staffing levels were required for the Muncy branch, trust and financial management and insurance sales and service.

Pensions and other employee benefits increased $93,000, or 19.1%, in 2001 compared to 2000. In addition to increased costs resulting from the higher number of employees, the Corporation experienced an increase in medical insurance premium rates.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Furniture and equipment expense increased $93,000, or 36.8%, in 2001 compared to 2000. The major categories of furniture and equipment expense that increased in 2001 compared to 2000 were maintenance costs associated with computer hardware and software, and depreciation. The increase in computer maintenance costs is mainly attributable to the timing of certain expenses. Increased depreciation expense resulted primarily from the addition of the Muncy branch, which began operations in the 4th quarter 2000, and the opening of a new credit card operations facility in mid-2000.

Other expense increased $107,000, or 10.5%, in 2001 compared to 2000. This category includes many different types of expenses. The most significant fluctuations in individual types of expenses between years are as follows:

- Employee meetings, educational seminars and other education-related expenses increased $34,000, to $103,000, in 2001. Included in this category are costs associated with trust and financial management employees' efforts to obtain required licenses, several executive officers' attendance at the American Bankers' Association conference in February 2001, and a variety of other conferences and courses.

- Telephone expenses related to data lines increased $31,000, to $60,000, in 2001. These costs are mainly related to the Corporation's computer network that allows all branches and operating locations to access mainframe and PC applications. The Corporation's monthly data line costs increased to approximately the current level starting in the 2nd quarter 2000.

- Advertising expenses increased $27,000, to $88,000, in 2001. This increase resulted from several factors, including a decision to advertise on an additional cable television network, costs related to promoting the Muncy branch and costs associated with internet advertising for the Corporation's "Virtual Village" program. Virtual Village is an e-commerce web site for consumers and businesses in the Corporation's market area.

- Expenses and losses from other real estate transactions decreased $30,000, to $24,000, in 2001.

Credit card expenses decreased in 2001 because of lower interchange fees paid. This change resulted from the sale of the merchant banking program, as discussed in the "Earnings Overview" section of Management's Discussion and Analysis.

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

As reflected in the consolidated statement of cash flows, the Corporation made purchases of available-for-sale securities of $89,185,000 in the 1st quarter 2001. Of this amount, $60,768,000 consisted of mortgage-backed securities. These purchases were funded primarily from 2 sources: (1) proceeds from maturities of available-for-sale securities (mainly U.S. Agency securities that were called) of $35,915,000, and (2) long-term borrowings of $60,000,000. The terms of the long-term borrowings range from 2002 to 2011, with $35,000,000 maturing in 2002 and 2003. As short-term and intermediate-term interest rates declined in the 1st quarter 2001, management identified opportunities to purchase securities using borrowed funds at a positive spread.

Table VI presents information regarding outstanding investment securities at March 31, 2001 and December 31, 2000.

TABLE VI - INVESTMENT SECURITIES

(IN THOUSANDS)


                                                                MARCH 31, 2001           DECEMBER 31, 2000
                                                            AMORTIZED       FAIR       AMORTIZED       FAIR
                                                              COST         VALUE         COST         VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                            $  2,507     $  2,563      $  2,509     $  2,533
Obligations of other U.S. Government agencies                131,967      131,710       132,713      128,883
Obligations of states and political subdivisions              69,942       70,965        68,236       69,065
Other securities                                              21,891       21,417        22,111       20,964
Mortgage-backed securities                                   144,130      144,609        91,708       91,240
-------------------------------------------------------------------------------------------------------------
Total debt securities                                        370,437      371,264       317,277      312,685
Marketable equity securities                                  29,345       35,234        29,346       34,062
-------------------------------------------------------------------------------------------------------------
Total                                                       $399,782     $406,498      $346,623     $346,747
=============================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                            $    743     $    751      $    707     $    708
Obligations of other U.S. Government agencies                    696          708           946          947
Mortgage-backed securities                                       236          240           258          259
-------------------------------------------------------------------------------------------------------------
Total                                                       $  1,675     $  1,699      $  1,911     $  1,914
=============================================================================================================


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans, specific allowances for loans in certain industries and historical loss experience for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan. The charge-off ratio is then applied to the current outstanding loan balance for each type of loan (net of other loans that are individually evaluated).

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

As noted in Table VIII below, the unallocated portion of the allowance for loan losses increased to $2,331,000 at March 31, 2001 from $1,983,000 at December 31, 2000. The larger unallocated allowance reflects management's concern related to adverse changes in the economy, including several local plant lay-offs. Through March 31, 2001, these adverse changes had not yet resulted in increased levels of delinquent loans.

The provision for loan losses decreased to $150,000 in 2001 from $226,000 in 2000. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VII, VIII and IX present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


(IN THOUSANDS)                                     QUARTER
                                                    ENDED
                                                   MARCH 31,    YEARS ENDED DECEMBER 31:
                                                     2001        2000        1999       1998       1997        1996
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                       $5,291      $5,131      $4,820    $4,913      $4,776     $4,579
Charge-offs:
   Real estate loans                                   30         272          81       257         246        157
   Installment loans                                   19          77         138       144         230        240
   Credit cards and related plans                      48         214         192       264         305        201
   Commercial and other loans                                      53         219       301           3         74
-------------------------------------------------------------------------------------------------------------------
Total charge-offs                                      97         616         630       966         784        672
-------------------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate loans                                    2          26          81        12          21         22
   Installment loans                                    2          23          60        43          64         53
   Credit cards and related plans                      10          28          30        40          30         38
   Commercial and other loans                          26          23          10        15           9         55
-------------------------------------------------------------------------------------------------------------------
Total recoveries                                       40         100         181       110         124        168
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                        57         516         449       856         660        504
Additions charged to operations                       150         676         760       763         797        701
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                           $5,384      $5,291      $5,131    $4,820      $4,913     $4,776
===================================================================================================================

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(IN THOUSANDS)

                           QUARTER
                            ENDED
                           MARCH 31,  YEARS ENDED DECEMBER 31:
                             2001     2000     1999    1998      1997    1996

Commercial                 $1,506   $1,612   $2,081   $  650   $  625   $  630
Noncommercial mortgages       851      952      834       97      350       58
Impaired loans                210      273      609      290      274      113
Consumer                      486      471      437      702      375      303
All other commitments        --       --        150      202      343      369
Unallocated                 2,331    1,983    1,020    2,879    2,946    3,303
--------------------------------------------------------------------------------
Total Allowance            $5,384   $5,291   $5,131   $4,820   $4,913   $4,776
================================================================================

TABLE IX - LOANS BY TYPE


(IN THOUSANDS)                        MAR. 31,    DEC. 31,      DEC. 31,    DEC. 31,     DEC. 31,      DEC. 31,
                                       2001        2000          1999         1998         1997          1996
 Real estate - construction        $     372    $     452    $     649    $   1,004    $     406    $   1,166
 Real estate - mortgage              264,120      263,325      247,604      230,815      219,952      213,957
 Consumer                             28,202       28,141       29,140       30,924       33,094       33,420
 Agriculture                           1,896        1,983        1,899        1,930        2,424        2,603
 Commercial                           21,528       20,776       18,050       17,630       17,176       15,751
 Other                                 1,005          948        1,025        1,062        6,260        5,014
 Political subdivisions               12,443       12,462       12,332        7,449        5,895        6,464
 Lease receivables                       197          218          222          218          256          264
---------------------------------------------------------------------------------------------------------------
 Total                               329,763      328,305      310,921      291,032      285,463      278,639
 Less: unearned discount                   -            -          (29)         (29)         (37)         (42)
---------------------------------------------------------------------------------------------------------------
                                     329,763      328,305      310,892      291,003      285,426      278,597
 Less: allowance for loan losses      (5,384)      (5,291)      (5,131)      (4,820)      (4,913)      (4,776)
---------------------------------------------------------------------------------------------------------------
Loans, net                         $ 324,379    $ 323,014    $ 305,761    $ 286,183    $ 280,513    $ 273,821
---------------------------------------------------------------------------------------------------------------

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At March 31, 2001, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $188,211,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at March 31, 2001:

TABLE X - CAPITAL RATIOS


                                                  CITIZENS &         REGULATORY STANDARDS:
                                                   NORTHERN
                                                  CORPORATION        MINIMUM         WELL
                                                   (ACTUAL)          STANDARD     CAPITALIZED
------------------------------------------------------------------------------------------------
Total capital to risk-weighted
  assets                                           22.63%                8%           10%

Tier 1 capital to risk-weighted
  assets                                           20.77%                4%            6%

Tier 1 capital to average total assets             11.98%                4%            5%


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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

ITEM 3. INTEREST RATE RISK AND MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

Throughout most of 2000, the Bank's calculations showed projected decreases in net interest income and market value of portfolio equity, in the plus 200 basis point scenario, that exceeded the policy thresholds. As the table below shows, as of March 31, 2001, the Bank's interest rate risk calculations were within the policy thresholds. This improvement is mainly attributable to 2 factors: (1) shortened assumed maturities of callable agency securities, because of lower interest rates, and (2) corrections of certain discount rate calculations.

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES


                                                                        PERIOD ENDING MARCH 31, 2002
(IN THOUSANDS)

                                                                   PLUS 200                   MINUS 200
                                                     MOST LIKELY   BASIS                      BASIS
                                                      FORECAST     POINTS                     POINTS
                                                       AMOUNT      AMOUNT       % CHANGE      AMOUNT        % CHANGE
Interest income:
     Securities                                      $ 24,419      $ 25,178       3.11        $ 23,548       (3.57)
     Interest-bearing due from banks
       and federal funds sold                             327           378      15.60             215      (34.25)
     Loans                                             29,896        31,264       4.58          27,594       (7.70)
----------------------------------------------------------------------------------------------------------------------
          Total interest income                        54,642        56,820       3.99          51,357       (6.01)
----------------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                              21,656        27,426      26.64          16,773      (22.55)
     Interest on borrowed funds                         6,883         7,702      11.90           6,112      (11.20)
----------------------------------------------------------------------------------------------------------------------
          Total interest expense                       28,539        35,128      23.09          22,885      (19.81)
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                  $ 26,103      $ 21,692     (16.90)       $ 28,472        9.08
======================================================================================================================
Market Value of Portfolio Equity at March 31, 2001   $ 85,892      $ 63,373     (26.22)       $ 98,977       15.23
======================================================================================================================



EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns restricted stock issued by the Federal Home Loan Bank of Pittsburgh.

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

Equity securities held as of March 31, 2001 and December 31, 2000 are presented in Table XII.


TABLE XII - EQUITY SECURITIES                                Hypothetical    Hypothetical
                                                             10% Decline    20% Decline
                                                    Fair          In              In
                                          Cost      Value    Market Value    Market Value
AT MARCH 31, 2001

Banks and bank holding companies         $22,097   $27,986   $(2,799)           $(5,597)
Federal Home Loan Bank                     7,248     7,248      (725)            (1,450)
------------------------------------------------------------------------------------------
Total                                    $29,345   $35,234   $(3,524)           $(7,047)
==========================================================================================



                                                             Hypothetical    Hypothetical
                                                             10% Decline    20% Decline
                                                    Fair          In              In
                                          Cost      Value    Market Value    Market Value
AT DECEMBER 31, 2000
Banks and bank holding companies        $22,098    $26,814    $  (2,681)      $ (5,362)
Federal Home Loan Bank                    7,248      7,248         (725)        (1,450)
------------------------------------------------------------------------------------------
Total                                   $29,346    $34,062    $  (3,406)      $ (6,812)
==========================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

PART  II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          Neither the Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Other Information

          a.   None

Item 6. Exhibits and Reports on Form 8 - K

        a. Exhibits have been omitted either because not applicable or because the required information is included elsewhere in Form 10-Q.

        b. There were no reports on Form 8-K filed during the 1st quarter
        2001.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CITIZENS & NORTHERN CORPORATION


May 11, 2001               By: Craig G. Litchfield /s/
------------                   -----------------------
Date                           Chairman, President and Chief Executive Officer



May 11, 2001               By: Mark A. Hughes /s/
------------                   ------------------
Date                           Treasurer and Principal Accounting Officer