Form 10-Q
period 2001-06-30
CITIZENS & NORTHERN CORP
filed 2001-08-13
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended June 30, 2001
                                       OR

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

Title                                             Outstanding
Common Stock ($1.00 par value)     5,234,800 Shares Outstanding August 10, 2001

                   CITIZENS & NORTHERN CORPORATION
                                Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - June 30, 2001 and
December 31, 2000                                             Page    3

Consolidated Statement of Income - Three and Six Months
Ended June 30, 2001 and 2000                                  Page    4

Consolidated Statement of Cash Flows - Six Months Ended
June 30, 2001 and 2000                                        Page    5

Notes to Consolidated Financial Statements                    Pages 6 and 7

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                           Pages 7 through 19

Item 3.  Information About Market Risk                        Pages 20 and 21

Part II.  Other Information                                   Page 22

Signatures                                                    Page 23

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                        JUNE 30,      DECEMBER  31,
(In Thousands Except Share Data)                                   2001            2000
                                                                 (UNAUDITED)      (NOTE)
ASSETS Cash and due from banks:
     Noninterest-bearing                                           $  11,580      $  11,638
     Interest-bearing                                                  1,236          2,186
--------------------------------------------------------------------------------------------
          Total cash and cash equivalents                             12,816         13,824

Available-for-sale securities                                        422,424        346,747
Held-to-maturity securities                                            1,639          1,911
Loans, net                                                           338,893        323,014
Bank-owned life insurance                                             15,451         15,000
Accrued interest receivable                                            5,420          4,953
Bank premises and equipment, net                                       9,694          9,332
Foreclosed assets held for sale                                          299            316
Other assets                                                           2,533          4,238
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 809,169      $ 719,335
============================================================================================
LIABILITIES
Deposits:
     Noninterest-bearing                                           $  72,361      $  66,125
     Interest-bearing                                                476,843        462,842
--------------------------------------------------------------------------------------------
          Total deposits                                             549,204        528,967

Dividends payable                                                      1,365          1,353
Short-term borrowings                                                 85,562         94,691
Long-term borrowings                                                  70,595            605
Accrued interest and other liabilities                                 7,595          4,750
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    714,321        630,366
--------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,378,212 in 2001 and 5,324,962 in 2000            5,378          5,325
Stock dividend distributable                                            --            1,054
Paid-in capital                                                       19,759         18,756
Retained earnings                                                     67,929         65,206
--------------------------------------------------------------------------------------------
     Total                                                            93,066         90,341
Accumulated other comprehensive income                                 3,748             82
Unamortized stock compensation                                           (29)           (35)
Treasury stock, at cost:
     143,412 shares at June 30, 2001                                  (1,937)
     117,718 shares at December 31, 2000                                             (1,419)
--------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            94,848         88,969
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 809,169      $ 719,335
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME

                                                                        3 MONTHS ENDED             FISCAL YEAR TO DATE
(In thousands, except per share data)                 (Unaudited)   JUNE 30,        JUNE 30,     6 MONTHS ENDED JUNE 30,
                                                                      2001            2000         2001            2000
 INTEREST INCOME                                                    (CURRENT)     (PRIOR YEAR)   (CURRENT)     (PRIOR YEAR)
   Interest and fees on loans                                      $    7,010     $    6,686     $   13,912     $   13,194
   Interest on balances with depository institutions                       11             31             30             56
   Interest on loans to political subdivisions                            177            156            348            319
   Interest on federal funds sold                                          65              7            126             13
   Income from available-for-sale and
      Held-to-maturity securities:
      Taxable                                                           5,276          4,609         10,009          9,288
      Tax-exempt                                                        1,016          1,117          1,960          2,231
      Dividends                                                           392            343            776            705
----------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                                  13,947         12,949         27,161         25,806
----------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
   Interest on deposits                                                 5,258          5,668         10,951         11,081
   Interest on short-term borrowings                                    1,149          1,410          2,480          2,470
   Interest on long-term borrowings                                       871            318          1,339            990
----------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                               7,278          7,396         14,770         14,541
----------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                      6,669          5,553         12,391         11,265
   Provision for loan losses                                              150            150            300            376
----------------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for possible loan losses             6,519          5,403         12,091         10,889
----------------------------------------------------------------------------------------------------------------------------

 OTHER INCOME
   Service charges on deposit accounts                                    330            287            626            555
   Service charges and fees                                                59             68            127            119
   Trust and financial management income                                  427            424            814            825
   Insurance commissions, fees and premiums                               115             94            253            174
   Increase in cash surrender value of life insurance                     229           --              451           --
   Fees related to credit card operation                                  148            149            276            614
   Other operating income                                                  91             28            165            121
----------------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net          1,399          1,050          2,712          2,408
    Realized gains on securities, (net)                                   742            322          1,197            337
----------------------------------------------------------------------------------------------------------------------------
   Total other income                                                   2,141          1,372          3,909          2,745
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                                   2,052          1,848          4,070          3,677
   Pensions and other employee benefits                                   523            449          1,103            936
   Occupancy expense, net                                                 250            206            509            459
   Furniture and equipment expense                                        352            304            698            557
   Expenses related to credit card operation                               61             93            138            284
   Pennsylvania shares tax                                                198            199            394            380
   Other operating expense                                              1,144          1,017          2,266          2,032
----------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                 4,580          4,116          9,178          8,325
----------------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                                   4,080          2,659          6,822          5,309
   Income tax provision                                                   891            446          1,368            947
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $    3,189     $    2,213     $    5,454     $    4,362
=============================================================================================================================
PER SHARE DATA:
Net income - basic                                                 $     0.61     $     0.42     $     1.04     $     0.83
Net income - diluted                                               $     0.61     $     0.42     $     1.04     $     0.83
----------------------------------------------------------------------------------------------------------------------------
Dividend per share                                                 $     0.26     $     0.24     $     0.52     $     0.48
----------------------------------------------------------------------------------------------------------------------------
Number of shares used in computation - basic                        5,248,992      5,257,546      5,252,478      5,257,461
Number of shares used in computation - diluted                      5,249,781      5,259,156      5,252,984      5,258,682


The accompanying notes are an integral part of these consolidated financial statements
                                       4

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)        (Unaudited)                                           SIX MONTH PERIODS ENDED
                                                                         JUNE 30, 2001     JUNE 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   5,454      $   4,362
  Adjustments to reconcile net income to
  net cash provided by operating activities
   Provision for possible loan losses                                            300            376
   Realized gains on securities, net                                          (1,197)          (337)
   Gain on sale of foreclosed assets, net                                         (5)           (51)
   Depreciation expense                                                          616            537
   Accretion and amortization, net                                            (1,166)        (1,205)
   Increase in cash surrender value of life insurance                           (451)          --
   Amortization of restricted stock                                               11           --
   Deferred income tax                                                          --              (59)
   (Increase) decrease in accrued interest receivable and other assets          (928)           770
   Increase in accrued interest payable and other liabilities                  3,122          1,703
----------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                               5,756          6,096
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the maturity of held-to-maturity securities                      894             32
  Purchase of held-to-maturity securities                                       (626)           (96)
  Proceeds from sales of available-for-sale securities                         2,559         13,413
  Proceeds from maturities of available-for-sale securities                   54,637          6,598
  Purchase of available-for-sale securities                                 (124,951)        (9,467)
  Net increase in loans                                                      (16,437)        (8,926)
  Purchase of premises and equipment                                            (978)        (1,030)
  Proceeds from sale of foreclosed assets                                        280            461
----------------------------------------------------------------------------------------------------
       Net Cash (Used in) Provided by Investing Activities                   (84,622)           985
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                         20,237         (1,523)
  Net (decrease) increase in short-term borrowings                            (9,129)         2,744
  Proceeds from long-term borrowings                                          70,000           --
  Repayments of long-term borrowings                                             (10)        (9,410)
  Proceeds from the sale of treasury stock                                      --                5
  Purchase of treasury stock                                                    (521)          --
  Dividends paid                                                              (2,719)        (2,500)
----------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities                    77,858        (10,684)
----------------------------------------------------------------------------------------------------
DECREASE IN CASH  AND CASH EQUIVALENTS                                        (1,008)        (3,603)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                13,824         18,063
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  12,816      $  14,460
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans                 $     258      $     225
  Interest paid                                                            $  11,915      $  12,051
  Income taxes paid                                                        $   1,014      $     842


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

Results reported for the three-month and six-month periods ended June 30, 2001 might not be indicative of the results for the year ending December 31, 2001.

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

                                                             WEIGHTED-
                                                              AVERAGE        EARNINGS
                                                 NET          COMMON           PER
                                               INCOME         SHARES           SHARE
SIX-MONTH PERIOD ENDED JUNE 30, 2001
Earnings per share - basic                   $5,454,000      5,252,478     $     1.04
Dilutive effect of stock options                                   506
-------------------------------------------------------------------------------------
Earnings per share - diluted                 $5,454,000      5,252,984     $     1.04
======================================================================================

SIX-MONTH PERIOD ENDED JUNE 30, 2000
Earnings per share - basic                   $4,362,000      5,257,461     $     0.83
Dilutive effect of stock options                                 1,221
-------------------------------------------------------------------------------------
Earnings per share - diluted                 $4,362,000      5,258,682     $     0.83
======================================================================================


                                                             WEIGHTED-
                                                              AVERAGE        EARNINGS
                                                 NET          COMMON           PER
                                               INCOME         SHARES           SHARE
QUARTER ENDED JUNE 30, 2001
Earnings per share - basic                   $3,189,000      5,248,992     $     0.61
Dilutive effect of stock options                                   789
-------------------------------------------------------------------------------------
Earnings per share - diluted                 $3,189,000      5,249,781     $     0.61
======================================================================================

QUARTER ENDED JUNE 30, 2000
Earnings per share - basic                   $2,213,000      5,257,546     $     0.42
Dilutive effect of stock options                                 1,610
-------------------------------------------------------------------------------------
Earnings per share - diluted                 $2,213,000      5,259,156     $     0.42
======================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

Comprehensive income is calculated as follows (in thousands):

                                                            3 MONTHS ENDED             6 MONTHS ENDED
                                                          JUNE 30,   JUNE 30,       JUNE 30,      JUNE 30,
                                                           2001         2000         2001          2000
Net income                                                $ 3,189      $ 2,213      $ 5,454      $ 4,362
Other comprehensive income (loss):
  Unrealized holding gains (losses) on
    available-for-sale securities:
    Gains (losses) arising during the period                 (289)        (583)       6,752       (1,207)
    Reclassification adjustment for realized gains           (742)        (322)      (1,197)        (337)
---------------------------------------------------------------------------------------------------------
Other comprehensive income (loss) before income tax        (1,031)        (905)       5,555       (1,544)
Income tax related to other comprehensive income/loss         350          308       (1,889)         526
---------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                            (681)        (597)       3,666       (1,018)
---------------------------------------------------------------------------------------------------------
Comprehensive income                                      $ 2,508      $ 1,616      $ 9,120      $ 3,344
==========================================================================================================





CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART I - FINANCIAL INFORMATION  (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and expectations, are generally identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or occurrences is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation include, but are not limited to, the following:

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

REFERENCES TO 2001 AND 2000

Unless otherwise noted, all references to "2001" in the following discussion of operating results are intended to mean the six months ended June 30, 2001, and similarly, references to "2000" are intended to mean the first six months of 2000.

EARNINGS OVERVIEW

Net income for the first six months of 2001 was $5,454,000, or $1.04 per share (basic and diluted). This represents an increase of 25.0% over the first six months of 2000. Most of the increase is reflected in second quarter results, as net income of $3,189,000 in the second quarter 2001 exceeded net income for the second quarter 2000 by 44.1%. The most significant income statement changes between the 6-month periods were as follows:

- The interest margin increased significantly ($1,126,000, or 10.0%), to $12,391,000 in 2001 from $11,265,000 in 2000. Most of this increase occurred during the second quarter 2001 compared to the second quarter 2000, as discussed in more detail in the "Second Quarter 2001" section below.

- Realized gains on securities were $1,197,000 in 2001, compared to $337,000 in 2000. Most of the gains in 2001 resulted from sales of bank stocks. The 2 largest individual gains (each in excess of $300,000) were from sales of stock of banking companies that have announced they are being acquired.

- In 2001, the Corporation recorded an increase in cash surrender value of life insurance of $451,000. In late December 2000, the Corporation purchased bank-owned life insurance (BOLI) at a cost of $15,000,000.

- Credit card fee revenues (excluding interest income) decreased to $276,000 in 2001 from $614,000 in 2000. In late 1999, the Corporation sold its merchant processing program, which dramatically reduced the amount of interchange fees earned and costs incurred. In the first quarter 2000, the Corporation recorded final residual fees.

- Other (noninterest) expenses increased $853,000, or 10.2%, in 2001 compared to 2000. Changes in other expenses are discussed in more detail later in Management's Discussion and Analysis.

- The income tax provision increased to $1,368,000 in 2001 from $947,000 in 2000, because pre-tax income is higher.

SECOND QUARTER 2001

The Corporation's net interest margin (excess of interest and dividend income over interest expense) widened dramatically in the second quarter 2001 compared to the previous several quarters. This resulted primarily from reductions in interest rates on deposits and borrowed funds. As widely publicized, the Federal Reserve Board has lowered its targeted federal funds rate several times in 2001, from 6.25% as of December 31, 2000, to 3.5% as of June 30, 2001. The Fed's actions have led to a decline in short-term interest rates in the Corporation's market. Long-term rates, on the other hand, have held fairly steady, and the Corporation has been able to generate loans and purchase mortgage-backed and other long-term securities at interest rates that are only slightly lower (on average) than the Corporation's holdings in 2000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE I - QUARTERLY FINANCIAL DATA

(IN THOUSANDS)

                                                    QUARTER ENDED:
                                                    JUNE 30,   MAR. 31,   DEC. 31,    SEPT. 30,    JUNE 30,   MAR. 31,
                                                     2001        2001       2000         2000        2000       2000
Interest income                                     $13,947     $13,214     $13,224     $13,125     $12,949     $12,857
Interest expense                                      7,278       7,492       7,814       7,790       7,396       7,145
-----------------------------------------------------------------------------------------------------------------------
Interest margin                                       6,669       5,722       5,410       5,335       5,553       5,712
Provision for loan losses                               150         150         150         150         150         226
-----------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses       6,519       5,572       5,260       5,185       5,403       5,486
Other income                                          1,399       1,313       1,119         963       1,050       1,358
Securities gains                                        742         455         810         230         322          15
Other expenses                                        4,580       4,598       4,410       4,171       4,116       4,209
-----------------------------------------------------------------------------------------------------------------------
Income before income tax provision                    4,080       2,742       2,779       2,207       2,659       2,650
Income tax provision                                    891         477         498         374         446         501
-----------------------------------------------------------------------------------------------------------------------
Net income                                          $ 3,189     $ 2,265     $ 2,281     $ 1,833     $ 2,213     $ 2,149
=======================================================================================================================
Net income per share - basic                        $  0.61     $  0.43     $  0.43     $  0.35     $  0.42     $  0.41
=======================================================================================================================
Net income per share - diluted                      $  0.61     $  0.43     $  0.43     $  0.35     $  0.42     $  0.41
=======================================================================================================================

The number of shares used in calculating net income per share for each quarter of 2000 reflects the retroactive effect of a 1% stock dividend declared in November 2000 and issued in January 2001.

PROSPECTS FOR THE REST OF 2001

Based on current economic forecasts, management believes the net interest margin throughout the remainder of 2001 will be fairly consistent with the second quarter 2001 results, and may increase slightly. In fact, many economic forecasts indicate that the Federal Reserve Board may lower their targeted federal funds rate again, by .25%, in August. The possible negative consequences of a further downturn in the economy in the Corporation's markets is a concern; however, to date, there has been no evidence of deterioration in collectibility of the loan portfolio, and new loan demand has been good. Securities gains and losses have a significant impact on the Corporation's net income - it is impossible to predict, with any degree of precision, the amounts of securities gains and losses that may be realized in the rest of 2001.

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin in 2001 and 2000. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $13,417,000 in 2001, an increase of $1,035,000 or 8.4% from 2000. As described in the "Earnings Overview" section of Management's Discussion, the main reason for the increase in net interest margin was the decrease in interest rates on the Corporation's deposits and borrowed funds. Table IV displays the effect of volume and rate changes on the Corporation's major interest earning assets and interest-bearing liabilities. Most significantly, Table IV shows that interest rate changes had the effect of increasing net interest income $1,077,000 in 2001. Similarly, Table III, which displays average daily balances and rates, shows a widening of the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) to 2.98% in 2001 from 2.71% in the first 6 months of 2000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

INTEREST INCOME AND EARNING ASSETS

Interest income increased 4.7% to $28,187,000 in 2001 from $26,923,000 in 2000.
Income from available-for-sale securities increased $425,000, or 3.2%, and interest from loans increased $762,000 or 5.6%. The increase in income from available-for-sale securities was mainly attributable to higher average available-for-sale securities balances in 2001. As indicated in Table III, average available-for-sale securities in 2001 amounted to $391,631,000, an increase of 5.1% over the first 6 months of 2000. Most of the increase in available-for-securities was in mortgage-backed securities, which increased $25,103,000, or 23.4%. As reflected in Table IV, the increase in interest from loans was also primarily volume-related. Average gross loans in 2001 (as shown in Table III) amounted to $331,666,000, or 5.9% higher than in the 1st 6 months of 2000.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense increased to $14,770,000 in 2001, an increase of 1.6% over 2000. The increase in interest expense resulted from increases in volume, primarily of CDs, money market accounts and borrowed funds. As you can see in Table III, the average balances of CDs increased $22,630,000 (15.8%) in 2001 compared to 2000, and average money market balances increased $10,410,000 (7.3%). Growth in these deposit categories resulted from several factors, including increased deposits from governmental entities and school districts and an expanded branch system, with relatively new offices opened in Mansfield
(1998) and Muncy (2000). Average borrowed funds (excluding federal funds purchased) increased $20,980,000, or 18.2%, in 2001. As indicated in the consolidated statement of cash flows, the Corporation entered into long-term borrowing arrangements totaling $70,000,000 in 2001. Proceeds from these borrowings were used to help fund the purchase of available-for-sale securities, principally mortgage-backed securities.

As reflected in Table IV, lower interest rates significantly reduced interest expense from money market accounts and IRAs in 2001 compared to 2000. The average interest rate on money market accounts fell to 4.08% in 2001 from 5.23% in 2000, and the average rate on IRAs fell to 5.26% from 6.29%. However, the average rate incurred on CDs was higher in 2001 than in 2000, offsetting some of the lower interest costs from the other deposit categories. A significant amount of the CDs in 2001 were initiated during 2000, when short-term interest rates were higher than in 2001. Management expects many of these accounts to be refunded at lower rates over the remaining months of 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                                        SIX-MONTHS ENDED
                                                                           JUNE 30,
(IN THOUSANDS)                                                         2001          2000

INTEREST INCOME Available-for-sale securities:
     U.S. Treasury securities                                          $    76     $    79
     Securities of other U.S. Government agencies and corporations       4,505       4,654
     Mortgage-backed securities                                          4,354       3,635
     Obligations of states and political subdivisions                    2,832       3,209
     Equity securities                                                     776         705
     Other securities                                                    1,022         858
--------------------------------------------------------------------------------------------
          Total available-for-sale securities                           13,565      13,140
--------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                               20          17
     Securities of other U.S. Government agencies and corporations          23          34
     Mortgage-backed securities                                              9          11
--------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                 52          62
--------------------------------------------------------------------------------------------
Interest-bearing due from banks                                             30          56
Federal funds sold                                                         126          13
Loans:
     Real estate loans                                                  11,296      10,675
     Consumer                                                            1,543       1,521
     Agricultural                                                           94          94
     Commercial/industrial                                                 936         860
     Other                                                                  34          33
     Political subdivisions                                                502         458
     Leases                                                                  9          11
--------------------------------------------------------------------------------------------
          Total loans                                                   14,414      13,652
--------------------------------------------------------------------------------------------
Total Interest Income                                                   28,187      26,923
--------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
Interest checking                                                          367         500
Money market                                                             3,693       3,092
Savings                                                                    545         570
Certificates of deposit                                                  3,891       4,856
Individual Retirement Accounts                                           2,403       2,067
Other time deposits                                                         24          24
Federal funds purchased                                                     69         187
Other borrowed funds                                                     3,750       3,273
--------------------------------------------------------------------------------------------
Total Interest Expense                                                  14,770      14,541
--------------------------------------------------------------------------------------------
Net Interest Income                                                    $13,417     $12,382
============================================================================================


Income on tax-exempt securities and loans is presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                           SIX          RATE OF                     RATE OF    SIX        RATE OF
(IN THOUSANDS)                                           MONTHS         RETURN/        YEAR       RETURN/   MONTHS      RETURN/
                                                          ENDED         COST OF       ENDED       COST OF   ENDED       COST OF
EARNING ASSETS                                          06/30/01        FUNDS %      12/31/00     FUNDS %  06/30/00     FUNDS %
   Available-for-sale securities, at amortized cost:
   U.S. Treasury securities                              $   2,507        6.11%    $   2,512         6.13% $   2,513       6.34%
   Securities of other U.S. Gov't agencies and
     corporations                                          128,709        7.06%      133,063         7.08%   132,287       7.09%
   Mortgage-backed securities                              132,339        6.63%      101,155         6.80%   107,236       6.84%
   Obligations of states and political subdivisions         71,006        8.04%       81,312         7.80%    81,229       7.97%
   Equity Securities                                        28,870        5.42%       25,899         5.68%    26,096       5.45%
   Other securities                                         28,200        7.31%       22,572         7.64%    23,254       7.44%
----------------------------------------------------------------------------------------------------------------------------------
      Total available-for-sale securities                  391,631        6.98%      366,513         7.09%   372,615       7.11%
----------------------------------------------------------------------------------------------------------------------------------

Held-to-maturity securities:
   U. S. Treasury securities                                   742        5.44%          685         5.40%       635       5.40%
   Securities of other U.S. Gov't agencies and
     corporations                                              721        6.43%        1,019         6.67%     1,036       6.62%
   Mortgage-backed securities                                  231        7.86%          283         7.42%       297       7.47%
----------------------------------------------------------------------------------------------------------------------------------
      Total held-to-maturity securities                      1,694        6.19%        1,987         6.34%     1,968       6.35%
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                              1,539        3.93%        1,861         6.13%     2,473       4.57%
Federal funds sold                                           5,224        4.86%        1,000         6.40%       441       5.94%
Loans:
   Real estate loans                                       266,502        8.55%      254,225         8.61%   249,646       8.62%
   Consumer                                                 27,755       11.21%       27,760        11.01%    27,971      10.97%
   Agricultural                                              1,992        9.52%        1,963         9.73%     1,962       9.66%
   Commercial/industrial                                    21,596        8.74%       21,336         8.66%    20,528       8.45%
   Other                                                       862        7.95%          886         8.01%       845       7.88%
   Political subdivisions                                   12,762        7.93%       12,009         7.57%    12,001       7.70%
   Leases                                                      197        9.21%          203        10.84%       177      12.53%
----------------------------------------------------------------------------------------------------------------------------------
    Total loans                                            331,666        8.76%      318,382         8.79%   313,130       8.79%
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                   731,754        7.77%      689,743         7.87%   690,627       7.86%
Cash                                                        11,096                    10,887                  10,335
Unrealized gain/loss on securities                           3,200                   (12,831)                (13,472)
Allowance for loan losses                                   (5,374)                   (5,233)                 (5,152)
Bank premises and equipment                                  9,399                     8,712                   8,388
Other assets                                                24,689                    12,943                  13,356
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                             $ 774,764                 $ 704,221               $ 704,082
===================================================================================================================================
INTEREST-BEARING LIABILITIES
Interest checking                                        $  35,980        2.06%    $  36,086         2.87% $  36,423       2.77%
Money market                                               152,826        4.08%      146,209         5.39%   142,416       5.23%
Savings                                                     45,788        2.40%       45,963         2.49%    45,968       2.50%
Certificates of deposit                                    166,308        5.89%      144,997         5.64%   143,678       5.46%
Individual Retirement Accounts                              79,252        5.26%       76,439         6.32%    77,057       6.29%
Other time deposits                                          2,011        2.41%        1,717         2.56%     1,663       2.91%
Federal funds purchased                                      2,915        4.77%        5,721         6.71%     6,097       6.18%
Other borrowed funds                                       136,425        5.54%      108,581         6.13%   115,445       5.72%
----------------------------------------------------------------------------------------------------------------------------------
   Total Interest-bearing Liabilities                      621,505        4.79%      565,713         5.33%   568,747       5.16%

Demand deposits                                             53,579                    52,437                  51,163
Other liabilities                                            7,600                     7,279                   5,411
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                          682,684                   625,429                 625,321
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other
  comprehensive income/loss                                 89,968                    87,258                  87,439
Other comprehensive income/loss                              2,112                    (8,466)                 (8,678)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                  92,080                    78,792                  78,761
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity               $ 774,764                 $ 704,221               $ 704,082
===================================================================================================================================
Interest Rate Spread                                                      2.98%                      2.54%                 2.71%
Net Interest Income/Earning Assets                                        3.70%                      3.50%                 3.62%

(1) Changes in income on tax-exempt securities and loans is presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

(IN THOUSANDS)                                                      PERIODS ENDED JUNE 30, 2001/2000
                                                                   CHANGE IN     CHANGE IN      TOTAL
                                                                     VOLUME        RATE         CHANGE
EARNING ASSETS Available-for-sale securities:
   U.S Treasury securities                                           $  --        $    (3)     $    (3)
   Securities of other U.S. Government agencies and corporations        (125)         (24)        (149)
   Mortgage-backed securities                                            829         (110)         719
   Obligations of states and political subdivisions                     (408)          31         (377)
   Equity securities                                                      75           (4)          71
   Other securities                                                      179          (15)         164
--------------------------------------------------------------------------------------------------------
      Total available-for-sale securities                                550         (125)         425
--------------------------------------------------------------------------------------------------------
Held-to-maturity securities
   U.S Treasury securities                                                 3         --              3
   Securities of other U.S. Government agencies and corporations         (10)          (1)         (11)
   Mortgage-backed securities                                             (3)           1           (2)
--------------------------------------------------------------------------------------------------------
      Total held-to-maturity securities                                  (10)        --            (10)
--------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                          (19)          (7)         (26)
Federal funds sold                                                       115           (2)         113
Loans:
   Real estate loans                                                     715          (94)         621
   Consumer                                                              (12)          34           22
   Agricultural                                                            1           (1)        --
   Commercial/industrial                                                  46           30           76
   Other                                                                   1         --              1
   Political subdivisions                                                 30           14           44
   Leases                                                                  1           (3)          (2)
--------------------------------------------------------------------------------------------------------
           Total loans                                                   782          (20)         762
--------------------------------------------------------------------------------------------------------
Total Interest Income                                                  1,418         (154)       1,264
--------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
   Interest checking                                                      (6)        (127)        (133)
   Money market                                                          255         (856)        (601)
   Savings                                                                (2)         (23)         (25)
   Certificates of deposit                                               645          320          965
   Individual Retirement Accounts                                         66         (402)        (336)
   Other time deposits                                                     4           (4)        --
   Federal funds purchased                                               (82)         (36)        (118)
   Other borrowed funds                                                  580         (103)         477
--------------------------------------------------------------------------------------------------------
   Total  Interest Expense                                             1,460       (1,231)         229
--------------------------------------------------------------------------------------------------------
Net Interest Income                                                  $   (42)     $ 1,077      $ 1,035
========================================================================================================



(1) Changes in income on tax-exempt securities and loans is presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE V - COMPARISON OF NONINTEREST INCOME
(IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                 JUNE 30,        JUNE 30,
                                                                   2001             2000
 Service charges on deposit accounts                            $    626        $    555
 Service charges and fees                                            127             119
 Trust and financial management revenue                              814             825
 Insurance commissions, fees and premiums                            253             174
 Increase in cash surrender value of life insurance                  451               -
 Fees related to credit card operation                               276             614
 Other operating income                                              165             121
-----------------------------------------------------------------------------------------
 Total other operating income, before realized
  gains on securities, net                                         2,712           2,408
 Realized gains on securities, net                                 1,197             337
-----------------------------------------------------------------------------------------
 Total Other Income                                            $   3,909       $   2,745
=========================================================================================

Total noninterest income increased $1,164,000, or 42.4%, in 2001 compared to 2000. The most significant changes - the increase in security gains, income from the (BOLI) life insurance contract and the decrease in credit card-related fees
- are discussed in the "Earnings Overview" section of Management's Discussion and Analysis.

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                              JUNE 30,      JUNE 30,
                                                                2001           2000
 Salaries and wages                                           $   4,070      $   3,677
 Pensions and other employee benefits                             1,103            936
 Occupancy expense, net                                             509            459
 Furniture and equipment expense                                    698            557
 Expenses related to credit card operation                          138            284
 Pennsylvania shares tax                                            394            380
 Other operating expense                                          2,266          2,032
---------------------------------------------------------------------------------------
 Total Other Expense                                          $   9,178      $   8,325
========================================================================================


Salaries and wages increased $393,000, or 10.7%, in 2001 compared to 2000. The increase is the result of annual merit raises ranging from 2%-5%, and an increase in the number of employees. Higher staffing levels were required for the Muncy branch, trust and financial management and insurance sales and service.

Pensions and other employee benefits increased $167,000, or 17.8%, in 2001 compared to 2000. In addition to increased costs resulting from the higher number of employees, the Corporation experienced an increase in medical insurance premium rates.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


Furniture and equipment expense increased $141,000, or 25.3%, in 2001 compared to 2000. The major categories of furniture and equipment expense that increased in 2001 compared to 2000 were maintenance costs associated with computer hardware and software, and depreciation. The increase in computer maintenance costs is mainly attributable to the timing of certain expenses. Increased depreciation expense resulted primarily from the addition of the Muncy branch, which began operations in the 4th quarter 2000, and the opening of a new credit card operations facility in mid-2000.

Credit card expenses decreased in 2001 because of lower interchange fees paid. This change resulted from the sale of the merchant banking program, as discussed in the "Earnings Overview" section of Management's Discussion and Analysis.

Other expense increased $234,000, or 11.5%, in 2001 compared to 2000. This category includes many different types of expenses. Some of the overall increase in this category was caused by increases in number of transactions processed and number of employees. The most significant fluctuations in individual types of expenses between years are as follows:

     - Advertising expenses increased $27,000, to $157,000, in 2001. This increase resulted from several factors, including a decision to advertise on an additional cable television network, costs related to promoting the Muncy branch and costs associated with internet advertising for the Corporation's "Virtual Village" program. Virtual Village is an e-commerce web site for consumers and businesses in the Corporation's market area.

     - Telephone expenses related to data lines increased $27,000, to $122,000, in 2001. These costs are mainly related to the Corporation's computer network that allows all branches and operating locations to access mainframe and PC applications. The Corporation's monthly data line costs increased to approximately the current level starting in the 2nd quarter 2000.

     -        Public relations expense increased $24,000, to $113,000, in 2001.
              This increase includes new sponsorships of several community-oriented programs located in the Corporation's market area, as well as costs related to promotion of the Muncy office.

     - Employee meetings, educational seminars and other education-related expenses increased $23,000, to $199,000, in 2001. Included in this category are costs associated with trust and financial management employees' efforts to obtain required licenses, as well as costs related to employees' attendance at conferences and courses.

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

As reflected in the consolidated balance sheet, available-for-sale securities increased $75,677,000, or 21.8%, from December 31, 2000 to June 30, 2001. Table VII provides a breakdown of securities at June 30, 2001 and December 31, 2000. In 2001, the Corporation purchased substantial amounts of mortgage-backed securities, other securities (mainly "Trust Preferred" securities issued by financial institutions) and municipal bonds. Securities purchases were funded primarily from 2 sources: (1) proceeds from maturities of available-for-sale securities (mainly U.S. Agency securities that were called and principal repayments from mortgage-backed securities) of $54,637,000, and (2) long-term borrowings of $70,000,000. The terms of the long-term borrowings range from 2002 to 2011, with $45,000,000 maturing in 2002 and 2003. As short-term and intermediate-term interest rates declined in 2001, management identified opportunities to purchase securities using borrowed funds at a positive spread.

Net loans increased $15,879,000, or 4.9%, at June 30, 2001 compared to December 31, 2000. As indicated in Table X, most of the growth in loans occurred in loans secured by real estate.

Total deposits increased $20,237,000, or 3.8%, at June 30, 2001 compared to December 31, 2000. The most significant change within types of deposits was in CDs, which increased $23,345,000. Much of the increase in CDs was from new and larger accounts held by governmental entities and school districts.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE VII - INVESTMENT SECURITIES

(IN THOUSANDS)

                                                             JUNE 30, 2001              DECEMBER 31, 2000
                                                         AMORTIZED       FAIR        AMORTIZED       FAIR
                                                           COST          VALUE         COST          VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                            $  2,506      $  2,557       $ 2,509       $ 2,533
Obligations of other U.S. Government agencies                118,620       117,210       132,713       128,883
Obligations of states and political subdivisions              78,641        79,482        68,236        69,065
Other securities                                              36,788        36,086        22,111        20,964
Mortgage-backed securities                                   151,643       151,265        91,708        91,240
--------------------------------------------------------------------------------------------------------------
Total debt securities                                        388,198       386,600       317,277       312,685
Marketable equity securities                                  28,547        35,824        29,346        34,062
--------------------------------------------------------------------------------------------------------------
Total                                                      $ 416,745     $ 422,424     $ 346,623      $346,747
==============================================================================================================

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                             $   743       $   733        $  707        $  708
Obligations of other U.S. Government agencies                    696           701           946           947
Mortgage-backed securities                                       200           204           258           259
--------------------------------------------------------------------------------------------------------------
Total                                                       $  1,639      $  1,638       $ 1,911       $ 1,914
==============================================================================================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects probable losses resulting from the analysis of individual loans, specific allowances for loans in certain industries and historical loss experience for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan. The charge-off ratio is then applied to the current outstanding loan balance for each type of loan (net of other loans that are individually evaluated).

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the market area. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio credit risk may be incomplete.

As noted in Table IX below, the unallocated portion of the allowance for loan losses increased to $2,364,000 at June 30, 2001 from $1,983,000 at December 31, 2000. The unallocated balance at June 30, 2001 is consistent with the March 31, 2001 unallocated allowance of $2,331,000. The larger unallocated allowance balances in 2001 reflect management's concern related to adverse changes in the economy, including several local plant lay-offs. Through June 30, 2001, these adverse changes had not yet significantly increased levels of delinquent loans.

The provision for loan losses decreased to $300,000 in 2001 from $376,000 in 2000. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE VIII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                              SIX-MONTHS
                                               ENDED
                                              JUNE 30,                    YEARS ENDED DECEMBER 31:
                                        2001      2000       1999       1998       1997        1996
---------------------------------------------------------------------------------------------------
Balance at beginning of year          $5,291     $5,131     $4,820     $4,913     $4,776     $4,579
Charge-offs:
   Real estate loans                     123        272         81        257        246        157
   Installment loans                      44         77        138        144        230        240
   Credit cards and related plans        103        214        192        264        305        201
   Commercial and other loans           --           53        219        301          3         74
---------------------------------------------------------------------------------------------------
Total charge-offs                        270        616        630        966        784        672
---------------------------------------------------------------------------------------------------
Recoveries:
   Real estate loans                       5         26         81         12         21         22
   Installment loans                      13         23         60         43         64         53
   Credit cards and related plans         15         28         30         40         30         38
   Commercial and other loans             32         23         10         15          9         55
---------------------------------------------------------------------------------------------------
Total recoveries                          65        100        181        110        124        168
---------------------------------------------------------------------------------------------------
Net charge-offs                          205        516        449        856        660        504
Additions charged to operations          300        676        760        763        797        701
---------------------------------------------------------------------------------------------------
Balance at end of period              $5,386     $5,291     $5,131     $4,820     $4,913     $4,776
=====================================================================================================

TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(IN THOUSANDS)
                                        AT
                                     JUNE 30,     AT DECEMBER 31:
                                       2001       2000       1999       1998       1997        1996
Commercial                            $1,589     $1,612     $2,081     $  650     $  625     $  630
Noncommercial mortgages                  830        952        834         97        350         58
Impaired loans                           169        273        609        290        274        113
Consumer                                 434        471        437        702        375        303
All other commitments                   --         --          150        202        343        369
Unallocated                            2,364      1,983      1,020      2,879      2,946      3,303
---------------------------------------------------------------------------------------------------
Total Allowance                       $5,386     $5,291     $5,131     $4,820     $4,913     $4,776
=====================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE X - LOANS BY TYPE

(IN THOUSANDS)                        JUNE 30,       DEC. 31,      DEC. 31,       DEC. 31,        DEC. 31,       DEC. 31,
                                        2001           2000          1999           1998            1997           1996
 Real estate - construction          $   1,989      $     452      $     649      $   1,004      $     406      $   1,166
 Real estate - mortgage                275,365        263,325        247,604        230,815        219,952        213,957
 Consumer                               26,925         28,141         29,140         30,924         33,094         33,420
 Agriculture                             2,155          1,983          1,899          1,930          2,424          2,603
 Commercial                             23,384         20,776         18,050         17,630         17,176         15,751
 Other                                     916            948          1,025          1,062          6,260          5,014
 Political subdivisions                 13,367         12,462         12,332          7,449          5,895          6,464
 Lease receivables                         178            218            222            218            256            264
---------------------------------------------------------------------------------------------------------------------------
 Total                                 344,279        328,305        310,921        291,032        285,463        278,639
 Less: unearned discount                  --             --              (29)           (29)           (37)           (42)
---------------------------------------------------------------------------------------------------------------------------
                                       344,279        328,305        310,892        291,003        285,426        278,597
 Less: allowance for loan losses        (5,386)        (5,291)        (5,131)        (4,820)        (4,913)        (4,776)
---------------------------------------------------------------------------------------------------------------------------
Loans, net                           $ 338,893      $ 323,014      $ 305,761      $ 286,183      $ 280,513      $ 273,821
===========================================================================================================================

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At June 30, 2001, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $242,054,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at June 30, 2001:

TABLE XI - CAPITAL RATIOS

(In thousands)

                                                           CITIZENS & NORTHERN      REGULATORY STANDARDS
                                                                CORPORATION          WELL          MINIMUM
                                                                (ACTUAL)         CAPITALIZED      STANDARD
-------------------------------------------------------------------------------------------------------------
Total capital to risk-weighted assets                             22.53%            10.00%          8.00%
Tier 1 capital to risk-weighted assets                            20.57%             6.00%          4.00%
Tier 1 capital to average total assets                            11.76%             5.00%          4.00%


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

The Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of the Bank are included in management's monthly simulation model calculations. Since the Bank makes up more than 90% of the Corporation's total assets and liabilities, and because the Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued interest. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, under the "base most likely" and "what if" scenarios. Typically, management runs these calculations using the base most likely scenario, and assuming increases and decreases of 100 basis points (1%), 200 basis points and 300 basis points from the base most likely interest rates.

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the base most likely one-year scenario. The policy limit for market value variance is minus 30% from the base most likely one-year scenario. As Table XII shows, as of June 30, 2001, the Bank's interest rate risk calculations were within the policy thresholds. The most sensitive scenario presented is the "+200 basis points" scenario. If interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that net interest income would decrease 19.1% over the next 12 months, and the market value of portfolio equity would decrease 27.91%.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

                                                                          PERIOD ENDING JUNE 30, 2002
(IN THOUSANDS)

                                                                  PLUS 200              MINUS 200
                                                    MOST LIKELY    BASIS                 BASIS
                                                      FORECAST    POINTS                 POINTS
                                                       AMOUNT     AMOUNT       % CHANGE  AMOUNT       % CHANGE
Interest income:
     Securities                                       $25,472     $26,183        2.79    $24,654       (3.21)
     Interest-bearing due from banks
       and federal funds sold                             258         330       27.91        201      (22.09)
     Loans                                             30,198      31,502        4.32     28,148       (6.79)
---------------------------------------------------------------------------------------------------------------
          Total interest income                        55,928      58,015        3.73     53,003       (5.23)
---------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                              21,273      27,757       30.48     17,310      (18.63)
     Interest on borrowed funds                         6,434       7,428       15.45      5,853       (9.03)
---------------------------------------------------------------------------------------------------------------
          Total interest expense                       27,707      35,185       26.99     23,163      (16.40)
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $28,221     $22,830      (19.10)   $29,840        5.74
===============================================================================================================
Market Value of Portfolio Equity at June 30, 2001     $83,859     $60,452      (27.91)   $98,212       17.12
===============================================================================================================


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

Equity securities held as of June 30, 2001 and December 31, 2000 are presented in Table XII.

TABLE XIII - EQUITY SECURITIES                                  HYPOTHETICAL    HYPOTHETICAL
                                                                10% DECLINE      20% DECLINE
                                                    FAIR          IN MARKET      IN MARKET
                                       COST         VALUE         VALUE          VALUE
AT JUNE 30, 2001
Banks and bank holding companies     $ 21,542      $ 28,819      $ (2,882)     $ (5,764)
Federal Home Loan Bank                  7,005         7,005          (701)       (1,401)
-------------------------------------------------------------------------------------------
Total                                $ 28,547      $ 35,824      $ (3,583)     $ (7,165)
==========================================================================================


                                                                 HYPOTHETICAL    HYPOTHETICAL
                                                                 10% DECLINE      20% DECLINE
                                                       FAIR      IN MARKET        IN MARKET
                                       COST           VALUE        VALUE            VALUE
AT DECEMBER 31, 2000
Banks and bank holding companies     $ 22,098      $ 26,814      $ (2,681)     $ (5,362)
Federal Home Loan Bank                   (725)       (1,450)        7,248         7,248
-------------------------------------------------------------------------------------------
Total                                $ 29,346      $ 34,062      $ (3,406)     $ (6,812)
==========================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART  II  -  OTHER INFORMATION

Item   1.   Legal Proceedings

            Neither the Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.

Item   2.   Not Applicable

Item   3.   Not Applicable

Item   4.   Not Applicable

Item   5.   Other Information

            a.   None

Item   6.    Exhibits and Reports on Form 8 - K

         a. Exhibits have been omitted either because not applicable or because the required information is included elsewhere in Form 10-Q.

         b. There were no reports on Form 8-K filed during the 2nd quarter 2001.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CITIZENS & NORTHERN CORPORATION

AUGUST 13, 2001           By: CRAIG G. LITCHFIELD /S/
---------------               -----------------------
Date                          Chairman, President and Chief Executive Officer



AUGUST 13, 2001           By: MARK A. HUGHES /S/
---------------               ------------------
Date                          Treasurer and Principal Accounting Officer