Form 10-Q
period 2001-09-30
CITIZENS & NORTHERN CORP
filed 2001-11-14
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended September 30, 2001

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

Title                                               Outstanding
Common Stock ($1.00 par value)    5,234,800 Shares Outstanding November 12, 2001

                         CITIZENS & NORTHERN CORPORATION
                                      Index


Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - September 30, 2001 and
December 31, 2000                                             Page 3

Consolidated Statement of Income - Three and Nine Months
Ended September 30, 2001 and 2000                             Page 4

Consolidated Statement of Cash Flows - Nine Months Ended
September 30, 2001 and 2000                                   Page 5

Notes to Consolidated Financial Statements                    Pages 6 through 8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                           Pages 8 through 21

Item 3. Information About Market Risk                         Pages 21 and 22

Part II. Other Information                                    Page 23

Signatures                                                    Page 24

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET                                                  SEPTEMBER 30,          DECEMBER 31,
(In Thousands Except Share Data)                                                2001                   2000
                                                                             (UNAUDITED)              (NOTE)

ASSETS
Cash and due from banks:
  Noninterest-bearing                                                         $   9,405              $  11,638
  Interest-bearing                                                               21,969                  2,186
--------------------------------------------------------------------------------------------------------------
        Total cash and cash equivalents                                          31,374                 13,824

Available-for-sale securities                                                   411,665                346,747
Held-to-maturity securities                                                       1,617                  1,911
Loans, net                                                                      358,888                323,014
Bank-owned life insurance                                                        15,681                 15,000
Accrued interest receivable                                                       5,655                  4,953
Bank premises and equipment, net                                                  9,679                  9,332
Foreclosed assets held for sale                                                     339                    316
Other assets                                                                      2,378                  4,238
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $ 837,276              $ 719,335
==============================================================================================================
LIABILITIES
Deposits:
  Noninterest-bearing                                                         $  72,649              $  66,125
  Interest-bearing                                                              472,148                462,842
--------------------------------------------------------------------------------------------------------------
        Total deposits                                                          544,797                528,967

Dividends payable                                                                 1,361                  1,353
Short-term borrowings                                                            73,911                 94,691
Long-term borrowings                                                            105,590                    605
Accrued interest and other liabilities                                           10,510                  4,750
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               736,169                630,366
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
  shares; issued 5,378,212 in 2001 and 5,324,962 in 2000                          5,378                  5,325
Stock dividend distributable                                                          -                  1,054
Paid-in capital                                                                  19,759                 18,756
Retained earnings                                                                69,977                 65,206
--------------------------------------------------------------------------------------------------------------
  Total                                                                          95,114                 90,341

Accumulated other comprehensive income                                            7,953                     82
Unamortized stock compensation                                                      (23)                   (35)
Treasury stock, at cost:
  143,412 shares at September 30, 2001                                           (1,937)
  117,718 shares at December 31, 2000                                                                   (1,419)
--------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      101,107                 88,969
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 837,276              $ 719,335
==============================================================================================================


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME


(In thousands, except per share data) (Unaudited)                       3 MONTHS ENDED                     9 MONTHS ENDED
                                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
 INTEREST INCOME                                                  (CURRENT)       (PRIOR YEAR)        (CURRENT)       (PRIOR YEAR)
   Interest and fees on loans                                      $7,315            $6,859           $21,227           $20,053
   Interest on balances with depository institutions                   12                39                42                95
   Interest on loans to political subdivisions                        186               162               534               481
   Interest on federal funds sold                                      33                22               159                35
   Income from available-for-sale and
      Held-to-maturity securities:
      Taxable                                                       4,971             4,571            14,980            13,859
      Tax-exempt                                                    1,172             1,082             3,132             3,313
      Dividends                                                       397               390             1,173             1,095
-------------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                              14,086            13,125            41,247            38,931
-------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
   Interest on deposits                                             4,982             5,903            15,933            16,984
   Interest on short-term borrowings                                  887             1,692             3,367             4,462
   Interest on long-term borrowings                                 1,168               195             2,507               885
-------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                           7,037             7,790            21,807            22,331
-------------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                  7,049             5,335            19,440            16,600
   Provision for loan losses                                          150               150               450               526
-------------------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for possible loan losses         6,899             5,185            18,990            16,074
-------------------------------------------------------------------------------------------------------------------------------
 OTHER INCOME
   Service charges on deposit accounts                                365               291               991               846
   Service charges and fees                                            62                56               189               175
   Trust and financial management income                              375               387             1,189             1,212
   Insurance commissions, fees and premiums                           190                93               443               267
   Increase in cash surrender value of life insurance                 230                 -               681                 -
   Fees related to credit card operation                              132               123               408               737
   Other operating income                                             122                13               287               134
-------------------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net      1,476               963             4,188             3,371
   Realized gains on securities, (net)                                520               230             1,717               567
-------------------------------------------------------------------------------------------------------------------------------
   Total other income                                               1,996             1,193             5,905             3,938
-------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                               2,108             1,907             6,178             5,584
   Pensions and other employee benefits                               520               474             1,623             1,410
   Occupancy expense, net                                             247               214               756               673
   Furniture and equipment expense                                    332               316             1,030               873
   Expenses related to credit card operation                           67                52               205               336
   Pennsylvania shares tax                                            198               188               592               568
   Other operating expense                                          1,103             1,020             3,369             3,052
-------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                             4,575             4,171            13,753            12,496
-------------------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                               4,320             2,207            11,142             7,516
   Income tax provision                                               914               374             2,282             1,321
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $3,406            $1,833            $8,860            $6,195
===============================================================================================================================
PER SHARE DATA:
Net income - basic                                                  $0.65             $0.35             $1.69             $1.18
Net income - diluted                                                $0.65             $0.35             $1.69             $1.18
-------------------------------------------------------------------------------------------------------------------------------
Dividend per share                                                  $0.26             $0.24             $0.78             $0.72
-------------------------------------------------------------------------------------------------------------------------------
Number of shares used in computation - basic                    5,234,800         5,257,546         5,246,520         5,257,486
Number of shares used in computation - diluted                  5,236,799         5,259,017         5,247,516         5,258,663

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS


(In Thousands) (Unaudited)                                                              NINE MONTH PERIODS ENDED
                                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                                       2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $   8,860            $  6,195
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             450                 526
    Realized gains on securities, net                                                  (1,717)               (567)
    Gain on sale of foreclosed assets, net                                                (69)                (57)
    Depreciation expense                                                                  933                 815
    Accretion and amortization, net                                                    (1,584)             (1,843)
    Increase in cash surrender value of life insurance                                   (681)                  -
    Amortization of restricted stock                                                       17                   -
    Deferred income taxes                                                                   -                 (89)
    (Increase) decrease in accrued interest receivable and other assets                (1,008)                825
    Increase in accrued interest payable and other liabilities                          3,871               2,663
------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                         9,072               8,468
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities                                   916                  44
  Purchase of held-to-maturity securities                                                (626)               (196)
  Proceeds from sales of available-for-sale securities                                  9,963              15,407
  Proceeds from maturities of available-for-sale securities                            95,310              10,003
  Purchase of available-for-sale securities                                          (154,960)            (11,155)
  Net increase in loans                                                               (36,712)            (14,276)
  Purchase of premises and equipment                                                   (1,280)             (1,914)
  Proceeds from sale of foreclosed assets                                                 434                 502
  Purchase of investment in limited partnership                                             -                (697)
------------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                          (86,955)             (2,282)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                             15,830               1,809
  Net (decrease) increase in short-term borrowings                                    (20,780)              8,252
  Proceeds from long-term borrowings                                                  105,000                   -
  Repayments of long-term borrowings                                                      (15)            (19,415)
  Proceeds from sale of treasury stock                                                      -                   5
  Purchase of treasury stock                                                             (521)                  -
  Dividends paid                                                                       (4,081)             (3,736)
------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities                             95,433             (13,085)
------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                      17,550              (6,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         13,824              18,063
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  31,374            $ 11,164
==================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans                          $     388            $    253
  Interest paid                                                                     $  18,585            $ 18,903
  Income taxes paid                                                                 $   2,028            $  1,259


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

Results reported for the three-month and nine-month periods ended September 30, 2001 might not be indicative of the results for the year ending December 31, 2001.

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


                                                                                WEIGHTED-
                                                                                AVERAGE            EARNINGS
                                                                 NET             COMMON              PER
                                                                INCOME           SHARES             SHARE

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001
Earnings per share - basic                                    $8,860,000         5,246,520           $1.69
Dilutive effect of stock options                                                       996
-----------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                  $8,860,000         5,247,516           $1.69
===========================================================================================================
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000
Earnings per share - basic                                    $6,195,000         5,257,486           $1.18
Dilutive effect of stock options                                                     1,177
-----------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                  $6,195,000         5,258,663           $1.18
===========================================================================================================

                                                                                WEIGHTED-
                                                                                AVERAGE            EARNINGS
                                                                 NET             COMMON              PER
                                                                INCOME           SHARES             SHARE

QUARTER ENDED SEPTEMBER 30, 2001
Earnings per share - basic                                    $3,406,000         5,234,800           $0.65
Dilutive effect of stock options                                                     1,999
-----------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                  $3,406,000         5,236,799           $0.65
===========================================================================================================
QUARTER ENDED SEPTEMBER 30, 2000
Earnings per share - basic                                    $1,833,000         5,257,546           $0.35
Dilutive effect of stock options                                                     1,471
-----------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                  $1,833,000         5,259,017           $0.35
===========================================================================================================

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

Comprehensive income is calculated as follows (in thousands):

                                                                             3 MONTHS ENDED                9 MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                           2001           2000            2001           2000

Net income                                                                $ 3,406        $ 1,833        $  8,860        $ 6,195
Other comprehensive income:
  Unrealized holding gains on available-for-sale Securities:
    Gains arising during the period                                         6,891          5,378          13,643          4,173
    Reclassification adjustment for realized gains                           (520)          (230)         (1,717)          (567)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income before income tax                                6,371          5,148          11,926          3,606
Income tax related to other comprehensive income                           (2,166)        (1,750)         (4,055)        (1,226)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                  4,205          3,398           7,871          2,380
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                      $ 7,611        $ 5,231        $ 16,731        $ 8,575
================================================================================================================================


4. DERIVATIVE FINANCIAL INSTRUMENTS

In June 2001, the Corporation began to utilize derivative financial instruments related to a new certificate of deposit product called the "Index Powered Certificate of Deposit" (IPCD). IPCDs have a term of 5 years, with interest paid at maturity based on 90% of the appreciation (as defined) in the S&P 500 index. There is no guaranteed interest payable to a depositor of an IPCD - however, assuming an IPCD is held to maturity, a depositor is guaranteed the return of his or her principal, at a minimum.

Statement of Financial Accounting Standards No. 133 requires the Corporation to separate the amount received from each IPCD issued into 2 components: (1) an embedded derivative, and (2) the principal amount of each deposit. Embedded derivatives are derived from the Corporation's obligation to pay each IPCD depositor a return based on appreciation in the S&P 500 index. Embedded derivatives are carried at fair value, and are included in other liabilities in the consolidated balance sheet. Changes in fair value of the embedded derivative are included in other expense in the consolidated income statement. The difference between the contractual amount of each IPCD issued, and the amount of the embedded derivative, is recorded as the initial deposit (included in interest-bearing deposits in the consolidated balance sheet). Interest expense is added to principal ratably over the term of each IPCD at an effective interest rate that will increase the principal balance to equal the contractual IPCD amount at maturity.

In connection with IPCD transactions, the Corporation has entered into Equity Indexed Call Option (Swap) contracts with the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh). Under the terms of the Swap contracts, the Corporation must pay FHLB-Pittsburgh quarterly amounts calculated based on the contractual amount of IPCDs issued times a negotiated rate. In return, FHLB-Pittsburgh is obligated to pay the Corporation, at the time of maturity of the IPCDs, an amount equal to 90% of the appreciation (as defined) in the S&P 500 index. If the S&P 500 index does not appreciate over the term of the related IPCDs, the FHLB-Pittsburgh would make no payment to the Corporation. The effect of the Swap contracts is to limit the Corporation's cost of IPCD funds to the market rate of interest paid to FHLB-Pittsburgh. (In addition, the Corporation pays a fee of 0.75% to a consulting firm at inception of each deposit. This fee is amortized to interest expense over the term of the IPCDs.) Swap liabilities are carried at fair value, and included in other liabilities in the consolidated balance sheet. Changes in fair value of swap liabilities are included in other expense in the consolidated income statement.


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded as of and through September 30, 2001 related to IPCDs are as follows (in thousands):

Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                       $  925

Carrying value of IPCDs                                          750

Carrying value of embedded derivative liabilities                 89

Carrying value of Swap contract liabilities                      100

Interest expense                                                   7

Other expense                                                     10



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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


REFERENCES TO 2001 AND 2000

Unless otherwise noted, all references to "2001" in the following discussion of operating results are intended to mean the nine months ended September 30, 2001, and similarly, references to "2000" are intended to mean the first nine months of 2000.


EARNINGS OVERVIEW

Net income for the first nine months of 2001 was $8,860,000, or $1.69 per share (basic and diluted). This represents an increase of 43.0% over the first nine months of 2000. Return on average assets, excluding unrealized gains and losses on securities, increased 29.3%, to 1.50% in 2001 compared to 1.16% in 2000. Including the effects of unrealized gains and losses on securities, return on average assets increased to 1.49% in 2001 from 1.17% in 2000. Return on average equity, excluding unrealized gains and losses on securities, rose 38.0%, to 13.01% in 2001 from 9.43% in 2000. Including unrealized gains and losses on securities, return on average equity increased 19.7%, to 12.57% in 2001 from 10.50% in 2000.

The most significant income statement changes between the 9-month periods ended September 30, 2001 and 2000 were as follows:

- The interest margin increased significantly ($2,840,000, or 17.1%), to $19,440,000 in 2001 from $16,600,000 in 2000. The Corporation's net interest margin (excess of interest and dividend income over interest expense) widened dramatically in the second and third quarters of 2001 compared to the previous several quarters. This resulted primarily from reductions in interest rates on deposits and borrowed funds. As widely publicized, the Federal Reserve Board has lowered its targeted federal funds rate several times in 2001. The Fed's actions have led to a decline in short-term interest rates in the Corporation's market. Long-term rates, on the other hand, have held fairly steady, and the Corporation has been able to generate loans and purchase mortgage-backed and other long-term securities at interest rates that are only slightly lower (on average) than the Corporation's holdings in 2000.

- Net realized gains on securities were $1,717,000 in 2001, compared to $567,000 in 2000. Most of the gains in 2001 resulted from sales of bank stocks. In the third quarter 2001, the Corporation realized a loss of $354,000 from the sale of a bond. This security, which had a carrying value of approximately $5,000,000 prior to the sale, was sold in an effort to restructure a portion of the available-for-sale securities portfolio for future opportunities to increase income. This loss is netted against realized gains in the consolidated income statement.

- In 2001, the Corporation recorded an increase in cash surrender value of life insurance of $681,000. In late December 2000, the Corporation purchased bank-owned life insurance (BOLI) at a cost of $15,000,000.

- Other (noninterest) expenses increased $1,257,000, or 10.1%, in 2001 compared to 2000. The increase reflects higher staffing levels and other additional costs required for the addition of the Muncy, PA branch (opened in October
  2001), as well as increased trust and financial management and insurance sales and service personnel.

- The income tax provision increased to $2,282,000 in 2001 from $1,321,000 in 2000, because pre-tax income is higher.


THIRD QUARTER 2001
------------------

Net income for the third quarter 2001 was $3,406,000, or $0.65 per share (basic and diluted). This represents an increase of 85.8% over the third quarter 2000, and 6.8% over the second quarter 2001. The Corporation's net interest margin continued to grow in the third quarter 2001, primarily from reductions in interest rates on deposits and borrowed funds. Table I shows quarterly income statement results for each historical quarter of 2001 and 2000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                       QUARTER ENDED:
                                                       SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,  SEPT. 30,   JUNE 30,    MAR. 31,
                                                         2001        2001       2001       2000      2000        2000       2000

Interest income                                         $14,086    $13,947    $13,214    $13,224    $13,125    $12,949    $12,857
Interest expense                                          7,037      7,278      7,492      7,814      7,790      7,396      7,145
---------------------------------------------------------------------------------------------------------------------------------
Interest margin                                           7,049      6,669      5,722      5,410      5,335      5,553      5,712
Provision for loan losses                                   150        150        150        150        150        150        226
---------------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses           6,899      6,519      5,572      5,260      5,185      5,403      5,486

Other income                                              1,476      1,399      1,313      1,119        963      1,050      1,358

Securities gains                                            520        742        455        810        230        322         15
Other expenses                                            4,575      4,580      4,598      4,410      4,171      4,116      4,209
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                        4,320      4,080      2,742      2,779      2,207      2,659      2,650
Income tax provision                                        914        891        477        498        374        446        501
---------------------------------------------------------------------------------------------------------------------------------
Net income                                              $ 3,406    $ 3,189    $ 2,265    $ 2,281    $ 1,833    $ 2,213    $ 2,149
=================================================================================================================================
Net income per share - basic                            $  0.65    $  0.61    $  0.43    $  0.43    $  0.35    $  0.42    $  0.41
=================================================================================================================================
Net income per share - diluted                          $  0.65    $  0.61    $  0.43    $  0.43    $  0.35    $  0.42    $  0.41
=================================================================================================================================


The number of shares used in calculating net income per share for each quarter of 2000 reflects the retroactive effect of a 1% stock dividend declared in November 2000 and issued in January 2001.


PROSPECTS FOR THE FOURTH QUARTER 2001
-------------------------------------

Obviously, the Corporation's management is concerned about potential consequences from the September 11 terrorists' attacks. Recent economic reports indicate the national economy, which was showing signs of weakness prior to the attacks, has (in many respects) declined further. A further downturn in the economy could impact the Corporation by affecting interest rates, loan demand or credit losses.

The Fed lowered their targeted federal funds rate for the ninth time in 2001, to 2.50%, in October. Lower interest rates have resulted in a significant flow of investment securities being called in September and October, to which management has reacted by reinvesting at lower, current yields. Management has also lowered rates on some types of commercial loans (most of which have traditionally been priced based on the prime rate, which has also fallen). Current rates offered on deposits and rates available on short-term borrowed funds have also fallen. Overall, changes in interest rates are not expected to have a major impact on the Corporation's operating results for the fourth quarter, as compared to the second and third quarters of 2001. In fact, short-term rates have fallen to such low levels that management does not expect lower rates to result in an increase in earnings proportionate to the changes that occurred in the previous 2 quarters.

To date, there has been no evidence of deterioration in collectibility of the loan portfolio, and new loan demand has been good. Total loan balances past due 30 days or more was 2.15% of gross loans at September 30, 2001, as compared to 2.30% a year earlier. Net loans increased 5.9% during the third quarter 2001, to $358,888,000 at September 30 from $338,893,000 at June 30.

The other major variable that could affect fourth quarter earnings is securities gains and losses. At this time, it is impossible to predict, with any degree of precision, the amounts of securities gains and losses that may be realized in the fourth quarter 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


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

The net interest margin, on a tax-equivalent basis, was $21,074,000 in 2001, an increase of $2,745,000 or 15.0% from 2000. As described in the "Earnings Overview" section of Management's Discussion, the main reason for the increase in net interest margin was the decrease in interest rates on the Corporation's deposits and borrowed funds. Table IV displays the effect of volume and rate changes on the Corporation's major interest earning assets and interest-bearing liabilities. Most significantly, Table IV shows that interest rate changes had the effect of increasing net interest income $2,530,000 in 2001. Similarly, Table III, which displays average daily balances and rates, shows a widening of the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) to 3.07% in 2001 from 2.61% in the first 9 months of 2000.


INTEREST INCOME AND EARNING ASSETS

Interest income increased 5.5% to $42,881,000 in 2001 from $40,660,000 in 2000.
Income from available-for-sale securities increased $913,000, or 4.6%, and interest from loans increased $1,254,000 or 6.0%. The increase in income from available-for-sale securities was mainly attributable to higher average available-for-sale securities balances in 2001. As indicated in Table III, average available-for-sale securities in 2001 amounted to $397,763,000, an increase of 7.7% over the first 9 months of 2000. Most of the increase in available-for-securities was in mortgage-backed securities, which increased $33,663,000, or 32.5%. As reflected in Table IV, the increase in interest from loans was also volume-related. Average gross loans in 2001 (as shown in Table
III) amounted to $339,483,000, or 7.4% higher than in the first 9 months of 2000.


INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense decreased 2.3% to $21,807,000 in 2001. As reflected in Table IV, the decrease in interest expense resulted from decreases in rates that more than compensated for increases in volume. Lower interest rates significantly reduced interest expense from money market accounts and IRAs in 2001 compared to 2000. The average interest rate on money market accounts fell to 3.82% in 2001 from 5.31% in 2000, and the average rate on IRAs fell to 5.17% from 6.38%.

As you can see in Table III, average total interest-bearing liabilities increased $65,645,000, or 11.6%, in 2001 compared to 2000. Average borrowed funds (excluding federal funds purchased) increased $31,154,000, or 27.7%, in 2001. As indicated in the consolidated statement of cash flows, the Corporation entered into long-term borrowing arrangements totaling $105,000,000 in 2001. Proceeds from these borrowings were used to help fund the purchase of available-for-sale securities, principally mortgage-backed securities. Average CD balances increased $23,795,000 (16.6%) in 2001 compared to 2000, and average money market balances increased $8,701,000 (6.0%). Growth in these deposit categories resulted from several factors, including increased deposits from governmental entities and school districts and an expanded branch system, with relatively new offices opened in Mansfield (1998) and Muncy (2000).

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE


                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
(IN THOUSANDS)                                                                    2001                  2000

INTEREST INCOME
Available-for-sale securities:
  U.S. Treasury securities                                                       $   113              $   116
  Securities of other U.S. Government agencies and corporations                    6,453                7,070
  Mortgage-backed securities                                                       6,654                5,288
  Obligations of states and political subdivisions                                 4,529                4,832
  Equity securities                                                                1,173                1,095
  Other securities                                                                 1,683                1,291
-------------------------------------------------------------------------------------------------------------
      Total available-for-sale securities                                         20,605               19,692
-------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
  U.S. Treasury securities                                                            30                   27
  Securities of other U.S. Government agencies and corporations                       34                   51
  Mortgage-backed securities                                                          13                   16
-------------------------------------------------------------------------------------------------------------
      Total held-to-maturity securities                                               77                   94
-------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                                       42                   95
Federal funds sold                                                                   159                   35
Loans:
  Real estate loans                                                               17,327               16,219
  Consumer                                                                         2,291                2,295
  Agricultural                                                                       143                  142
  Commercial/industrial                                                            1,401                1,328
  Other                                                                               53                   52
  Political subdivisions                                                             771                  691
  Leases                                                                              12                   17
-------------------------------------------------------------------------------------------------------------
      Total loans                                                                 21,998               20,744
-------------------------------------------------------------------------------------------------------------
Total Interest Income                                                             42,881               40,660
-------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
Interest checking                                                                    529                  764
Money market                                                                       4,368                5,714
Savings                                                                              785                  858
Certificates of deposit                                                            7,157                5,958
Individual Retirement Accounts                                                     3,064                3,658
Other time deposits                                                                   30                   32
Federal funds purchased                                                              147                  298
Other borrowed funds                                                               5,727                5,049
-------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                            21,807               22,331
-------------------------------------------------------------------------------------------------------------
Net Interest Income                                                              $21,074              $18,329
=============================================================================================================


Income on tax-exempt securities and loans is presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                                 NINE        RATE OF                RATE OF     NINE        RATE OF
(IN THOUSANDS)                                                  MONTHS       RETURN/    YEAR        RETURN/    MONTHS       RETURN/
                                                                ENDED        COST OF    ENDED       COST OF    ENDED        COST OF
EARNING ASSETS                                                 09/30/01      FUNDS %   12/31/00     FUNDS %   09/30/00      FUNDS %

  Available-for-sale securities, at amortized cost:
  U.S. Treasury securities                                    $   2,507        6.03%   $   2,512      6.13%   $  2,512       6.17%
  Securities of other U.S. Gov't agencies and corporations      125,822        6.86%     133,063      7.08%    132,730       7.12%
  Mortgage-backed securities                                    137,353        6.48%     101,155      6.80%    103,690       6.82%
   Obligations of states and political subdivisions              74,849        8.09%      81,312      7.80%     81,351       7.94%
   Equity Securities                                             28,517        5.50%      25,899      5.68%     25,791       5.68%
   Other securities                                              28,715        7.84%      22,572      7.64%     23,343       7.39%
----------------------------------------------------------------------------------------------------------------------------------
      Total available-for-sale securities                       397,763        6.93%     366,513      7.09%    369,417       7.13%
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
   U. S. Treasury securities                                        742        5.41%         685      5.40%        669       5.40%
   Securities of other U.S. Gov't agencies and corporations         713        6.38%       1,019      6.67%      1,031       6.61%
   Mortgage-backed securities                                       217        8.01%         283      7.42%        290       7.38%
----------------------------------------------------------------------------------------------------------------------------------
      Total held-to-maturity securities                           1,672        6.16%       1,987      6.34%      1,990       6.32%
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                   1,997        2.81%       1,861      6.13%      2,214       5.74%

Federal funds sold                                                5,224        4.07%       1,000      6.40%        758       6.17%

Loans:
   Real estate loans                                            273,584        8.47%     254,225      8.61%    252,211       8.60%

   Consumer                                                      27,790       11.02%      27,760     11.01%     27,739      11.06%

   Agricultural                                                   2,043        9.36%       1,963      9.73%      1,964       9.67%

   Commercial/industrial                                         21,991        8.52%      21,336      8.66%     21,150       8.39%

   Other                                                            906        7.82%         886      8.01%        877       7.93%

   Political subdivisions                                        12,981        7.94%      12,009      7.57%     11,981       7.71%

   Leases                                                           188        9.22%         203     10.84%        194      11.72%
----------------------------------------------------------------------------------------------------------------------------------
    Total loans                                                 339,483        8.66%     318,382      8.79%    316,116       8.77%
----------------------------------------------------------------------------------------------------------------------------------
    Total Earning Assets                                        746,139        7.68%     689,743      7.87%    690,495       7.87%

Cash                                                             11,735                   10,887                10,636
Unrealized gain/loss on securities                                4,707                  (12,831)              (13,818)
Allowance for loan losses                                        (5,384)                  (5,233)               (5,197)
Bank premises and equipment                                       9,508                    8,712                 8,500
Other assets                                                     23,773                   12,943                13,153
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                  $ 790,478                $ 704,221              $703,769
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES


Interest checking                                                 $   36,626    1.93%    $  36,086    2.87%    $  35,952    2.84%
Money market                                                         152,701    3.82%      146,209    5.39%      144,000    5.31%
Savings                                                               46,284    2.27%       45,963    2.49%       46,055    2.49%
Certificates of deposit                                              167,286    5.72%      144,997    5.64%      143,491    5.55%
Individual Retirement Accounts                                        79,248    5.17%       76,439    6.32%       76,714    6.38%
Other time deposits                                                    2,242    1.79%        1,717    2.56%        1,971    2.17%
Federal funds purchased                                                4,560    4.31%        5,721    6.71%        6,273    6.35%
Other borrowed funds                                                 143,775    5.33%      108,581    6.13%      112,621    5.99%
---------------------------------------------------------------------------------------------------------------------------------
   Total Interest-bearing Liabilities                                632,722    4.61%      565,713    5.33%      567,077    5.26%
Demand deposits                                                       55,409                52,437                51,746
Other liabilities                                                      8,349                 7,279                 6,311
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                    696,480               625,429               625,134
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other comprehensive income/loss       90,833                87,258                87,613
Other comprehensive income/loss                                        3,165                (8,466)               (8,978)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                            93,998                78,792                78,635
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                        $  790,478             $ 704,221             $ 703,769
=================================================================================================================================
Interest Rate Spread                                                            3.07%                 2.54%                 2.61%
Net Interest Income/Earning Assets                                              3.78%                 3.50%                 3.55%


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE IV - ANALYSIS OF THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE


(IN THOUSANDS)                                                                PERIODS ENDED SEPTEMBER 30, 2001/2000

                                                                              CHANGE IN      CHANGE IN         TOTAL
                                                                                VOLUME          RATE           CHANGE

EARNING ASSETS
Available-for-sale securities:
  U.S Treasury securities                                                     $    --          $  (3)         $    (3)
  Securities of other U.S. Government agencies and corporations                  (360)          (257)            (617)
  Mortgage-backed securities                                                    1,642           (276)           1,366
  Obligations of states and political subdivisions                               (392)            89             (303)
  Equity securities                                                               113            (35)              78
  Other securities                                                                311             81              392
-----------------------------------------------------------------------------------------------------------------------
    Total available-for-sale securities                                         1,314           (401)             913
-----------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities
  U.S Treasury securities                                                           3             --                3
  Securities of other U.S. Government agencies and corporations                   (15)            (2)             (17)
  Mortgage-backed securities                                                       (4)             1               (3)
-----------------------------------------------------------------------------------------------------------------------
    Total held-to-maturity securities                                             (16)            (1)             (17)
-----------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                                    (8)           (45)             (53)
Federal funds sold                                                                140            (16)             124
Loans:
  Real estate loans                                                             1,358           (250)           1,108
  Consumer                                                                          4             (8)              (4)
  Agricultural                                                                      5             (4)               1
  Commercial/industrial                                                            54             19               73
  Other                                                                             2             (1)               1
  Political subdivisions                                                           59             21               80
  Leases                                                                           --             (5)              (5)
-----------------------------------------------------------------------------------------------------------------------
     Total loans                                                                1,482           (228)           1,254
-----------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                           2,912           (691)           2,221
-----------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
   Interest checking                                                               14           (249)            (235)
   Money market                                                                   328         (1,674)          (1,346)
   Savings                                                                          4            (77)             (73)
   Certificates of deposit                                                      1,014            185            1,199
   Individual Retirement Accounts                                                 118           (712)            (594)

   Other time deposits                                                              4             (6)              (2)
   Federal funds purchased                                                        (69)           (82)            (151)
   Other borrowed funds                                                         1,284           (606)             678
----------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                       2,697         (3,221)            (524)
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                           $   215       $  2,530        $   2,745
======================================================================================================================

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE V - COMPARISON OF NONINTEREST INCOME
(IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,

                                                                    2001                  2000

 Service charges on deposit accounts                               $  991                 $  846
 Service charges and fees                                             189                    175
 Trust and financial management revenue                             1,189                  1,212
 Insurance commissions, fees and premiums                             443                    267
 Increase in cash surrender value of life insurance                   681                     --
 Fees related to credit card operation                                408                    737
 Other operating income                                               287                    134
------------------------------------------------------------------------------------------------
 Total other operating income, before realized
  Gains on securities, net                                          4,188                  3,371
 Realized gains on securities, net                                  1,717                    567
------------------------------------------------------------------------------------------------
 Total Other Income                                                $5,905                 $3,938
================================================================================================


Total noninterest income increased $1,967,000, or 49.9%, in 2001 compared to 2000. The most significant changes - the increase in security gains and income from the (BOLI) life insurance contract - are discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts increased $145,000, or 17.1%. This increase resulted from increased numbers of accounts and higher average balances, as well as fee increases on certain types of services.

- Trust and financial management revenue decreased $23,000, or 1.9%. Trust and financial management revenue is affected significantly by the market value of assets under management. In 2001, equity markets have been down substantially, which has had the effect of reducing the earnings base. Trust assets under management amounted to $287,000,000 at September 30, 2001, or 12.9% less than the value of assets under management a year earlier.

- Insurance revenue increased $176,000, or 65.9%. This increase is attributable to revenue from the insurance agency division of C&N Financial Services Corporation (C&NFSC). C&NFSC began operations in 2000, with minimal revenues. In the first 9 months of 2001, C&NFSC has generated revenue of $161,000.

- Noninterest fees from the credit card operation decreased $329,000, or 44.6%. In late 1999, the Corporation sold its merchant processing program, which dramatically reduced the amount of interchange fees earned and costs incurred. In the first quarter 2000, the Corporation recorded final residual fees.

- Other operating income increased $153,000. In 2001, C&NFSC began operating a broker-dealer division, which offers annuities, mutual funds and other non-bank investment products. The broker-dealer division has generated revenue of $50,000 in 2001. The other significant change within the items included in other operating income is interchange fees received from the Bank's VISA check card product. This product was introduced in late 1999, and has grown in numbers of accounts and usage. These fees increased to $60,000 in 2001 from $26,000 in 2000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,

                                                      2001             2000

 Salaries and wages                                $   6,178        $   5,584
 Pensions and other employee benefits                  1,623            1,410
 Occupancy expense, net                                  756              673
 Furniture and equipment expense                       1,030              873
 Expenses related to credit card operation               205              336
 Pennsylvania shares tax                                 592              568
 Other operating expense                               3,369            3,052
-----------------------------------------------------------------------------
 Total Other Expense                               $  13,753       $   12,496
=============================================================================


Salaries and wages increased $594,000, or 10.6%, in 2001 compared to 2000. The increase is the result of annual merit raises ranging from 2%-5%, and an increase in the number of employees. Higher staffing levels were required for the Muncy branch, trust and financial management and insurance sales and service.

Pensions and other employee benefits increased $213,000, or 15.1%, in 2001. In addition to increased costs resulting from the higher number of employees, the Corporation experienced an increase in medical insurance premium rates.

Occupancy expense increased $83,000, or 12.3%, in 2001. This increase is mainly due to additional facilities. In 2000, the Corporation constructed a new branch in Muncy, purchased a building for the credit operations, and purchased 2 buildings near the Wellsboro branch/administrative building for additional administrative space.

Furniture and equipment expense increased $157,000, or 18.0%, in 2001. The major categories of furniture and equipment expense that increased in 2001 compared to 2000 were maintenance costs associated with computer hardware and software, and depreciation. The increase in computer maintenance costs is mainly attributable to the timing of certain expenses. Increased depreciation expense resulted primarily from the addition of the Muncy branch, which began operations in the 4th quarter 2000, and the opening of the new credit card operations facility in mid-2000.

Credit card expenses decreased in 2001 because of lower interchange fees paid. This change resulted from the sale of the merchant banking program, as discussed in the "Noninterest Expense" section of Management's Discussion and Analysis.

Other expense increased $317,000, or 10.4%, in 2001. This category includes many different types of expenses. Some of the overall increase in this category was caused by increases in number of transactions processed and number of employees. The most significant fluctuations in individual types of expenses between years are as follows:

     - Advertising expenses increased $48,000, to $250,000, in 2001. This increase resulted from several factors, including a decision to advertise on an additional cable television network, costs related to promoting the Muncy branch and costs associated with internet advertising for the Corporation's "Virtual Village" program. Virtual Village is an e-commerce web site for consumers and businesses in the Corporation's market area.

     - Public relations expense increased $44,000, to $152,000, in 2001. This increase includes new sponsorships of several community-oriented programs located in the Corporation's market area, as well as costs related to promotion of the Muncy office.

     - Telephone expenses related to data lines increased $40,000, to $187,000, in 2001. These costs are mainly related to the Corporation's computer network that allows all branches and operating locations to access mainframe and PC applications. The Corporation's monthly data line costs increased to approximately the current level starting in the 2nd quarter 2000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

     - Legal and professional expenses increased $39,000, to $203,000, in 2001. Most of this increase resulted from trust and financial management expenses associated with changes in certain service providers.

     - Expenses associated with maintaining other real estate properties increased $34,000, to $63,000, in 2001.


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

Interest-bearing cash amounted to $21,969,000 at September 30, 2001. This balance was higher than normal because the Corporation received approximately $20,000,000 from U.S. Government Agency securities being called (principal paid off prior to maturity) during September. These funds were substantially all reinvested in mortgage-backed securities and other securities in October 2001.

Available-for-sale securities increased $64,918,000, or 18.7%, from December 31, 2000 to September 30, 2001. Table VII provides a breakdown of securities at September 30, 2001 and December 31, 2000. In 2001, the Corporation purchased substantial amounts of mortgage-backed securities, other securities (mainly "Trust Preferred" securities issued by financial institutions) and municipal bonds. Securities purchases were funded primarily from 2 sources: (1) proceeds from maturities of available-for-sale securities (mainly U.S. Agency securities that were called and principal repayments from mortgage-backed securities) of $95,310,000, and (2) long-term borrowings of $105,000,000. The maturities of the long-term borrowings range from 2002 to 2011, with $65,000,000 maturing in 2002 and 2003. As short-term and intermediate-term interest rates declined in 2001, management identified opportunities to purchase securities using borrowed funds at a positive spread.

Net loans increased $35,874,000, or 11.1%, at September 30, 2001 compared to December 31, 2000. As indicated in Table X, most of the growth in loans occurred in loans secured by real estate.

Total deposits increased $15,830,000, or 3.0%, at September 30, 2001 compared to December 31, 2000. The most significant change within types of deposits was in CDs, which increased $15,301,000. Much of the increase in CDs was from new and larger accounts held by governmental entities and school districts.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE VII - INVESTMENT SECURITIES
(IN THOUSANDS)

                                                                  SEPTEMBER 30, 2001                DECEMBER 31, 2000
                                                               AMORTIZED          FAIR           AMORTIZED          FAIR
                                                                 COST             VALUE            COST             VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                                $  2,504         $  2,570         $  2,509         $  2,533
Obligations of other U.S. Government agencies                     94,261           94,715          132,713          128,883
Obligations of states and political subdivisions                  86,044           87,182           68,236           69,065
Other securities                                                  29,987           30,427           22,111           20,964
Mortgage-backed securities                                       158,252          161,267           91,708           91,240
---------------------------------------------------------------------------------------------------------------------------
Total debt securities                                            371,048          376,161          317,277          312,685
Marketable equity securities                                      28,567           35,504           29,346           34,062
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $399,615         $411,665         $346,623         $346,747
===========================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                                $    743         $    752         $    707         $    708
Obligations of other U.S. Government agencies                        696              722              946              947
Mortgage-backed securities                                           178              183              258              259
---------------------------------------------------------------------------------------------------------------------------
Total                                                           $  1,617         $  1,657         $  1,911         $  1,914
===========================================================================================================================


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

As noted in Table IX below, the unallocated portion of the allowance for loan losses increased to $2,339,000 at September 30, 2001 from $1,983,000 at December 31, 2000. The unallocated balance at September 30, 2001 is consistent with the June 30, 2001 unallocated allowance of $2,364,000. The larger unallocated allowance balances in 2001 reflect management's concern related to adverse changes in the economy, including several local plant lay-offs. Through September 30, 2001, these adverse changes had not yet significantly increased levels of delinquent loans.

The provision for loan losses decreased to $450,000 in 2001 from $526,000 in 2000. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE VIII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


(IN THOUSANDS)                                NINE MONTHS
                                                ENDED
                                               SEPT. 30,       YEARS ENDED DECEMBER 31:
                                                 2001          2000          1999          1998          1997         1996
-----------------------------------------------------------------------------------------------------------------------------

Balance at beginning of year                     $5,291        $5,131        $4,820        $4,913        $4,776        $4,579
Charge-offs:
   Real estate loans                                144           272            81           257           246           157
   Installment loans                                109            77           138           144           230           240
   Credit cards and related plans                   150           214           192           264           305           201
   Commercial and other loans                       129            53           219           301             3            74
-----------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                   532           616           630           966           784           672
-----------------------------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate loans                                  5            26            81            12            21            22
   Installment loans                                 21            23            60            43            64            53
   Credit cards and related plans                    17            28            30            40            30            38
   Commercial and other loans                        33            23            10            15             9            55
-----------------------------------------------------------------------------------------------------------------------------
Total recoveries                                     76           100           181           110           124           168
-----------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                     456           516           449           856           660           504

Additions charged to operations                     450           676           760           763           797           701
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of period                         $5,285        $5,291        $5,131        $4,820        $4,913        $4,776
=============================================================================================================================


TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(IN THOUSANDS)

                                            AT
                                         SEPT. 30,        AT DECEMBER 31:
                                           2001           2000           1999           1998           1997           1996

Commercial                                 $1,630         $1,612         $2,081         $  650         $  625         $  630
Noncommercial mortgages                       676            952            834             97            350             58
Impaired loans                                174            273            609            290            274            113
Consumer                                      466            471            437            702            375            303
All other commitments                          --             --            150            202            343            369
Unallocated                                 2,339          1,983          1,020          2,879          2,946          3,303
----------------------------------------------------------------------------------------------------------------------------
Total Allowance                            $5,285         $5,291         $5,131         $4,820         $4,913         $4,776
============================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE X - LOANS BY TYPE

(IN THOUSANDS)                             SEPT. 30,      DEC. 31,       DEC. 31,       DEC. 31,        DEC. 31,       DEC. 31,
                                             2001           2000           1999           1998            1997           1996

 Real estate - construction                $   4,631      $     452      $     649      $   1,004      $     406      $   1,166
 Real estate - mortgage                      291,273        263,325        247,604        230,815        219,952        213,957
 Consumer                                     28,562         28,141         29,140         30,924         33,094         33,420
 Agriculture                                   2,092          1,983          1,899          1,930          2,424          2,603
 Commercial                                   22,546         20,776         18,050         17,630         17,176         15,751
 Other                                         1,334            948          1,025          1,062          6,260          5,014
 Political subdivisions                       13,568         12,462         12,332          7,449          5,895          6,464
 Lease receivables                               167            218            222            218            256            264
-------------------------------------------------------------------------------------------------------------------------------
 Total                                       364,173        328,305        310,921        291,032        285,463        278,639
 Less: unearned discount                           -              -            (29)           (29)           (37)           (42)
-------------------------------------------------------------------------------------------------------------------------------
                                             364,173        328,305        310,892        291,003        285,426        278,597
 Less: allowance for loan losses              (5,285)        (5,291)        (5,131)        (4,820)        (4,913)        (4,776)
-------------------------------------------------------------------------------------------------------------------------------
Loans, net                                 $ 358,888      $ 323,014      $ 305,761      $ 286,183      $ 280,513      $ 273,821
===============================================================================================================================


LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At September 30, 2001, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $210,147,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at September 30, 2001:

TABLE XI - CAPITAL RATIOS

(In thousands)

                                                   CITIZENS & NORTHERN        REGULATORY STANDARDS
                                                       CORPORATION             WELL            MINIMUM
                                                        (ACTUAL)            CAPITALIZED        STANDARD
-------------------------------------------------------------------------------------------------------------

Total capital to risk-weighted assets                    23.69%               10.00%            8.00%
Tier 1 capital to risk-weighted assets                   21.73%                6.00%            4.00%
Tier 1 capital to average total assets                   11.78%                5.00%            4.00%


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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the base most likely one-year scenario. The policy limit for market value variance is minus 30% from the base most likely one-year scenario. As Table XII shows, as of September 30, 2001, the Bank's interest rate risk calculations were within the policy thresholds. The most sensitive scenario presented is the "+200 basis points" scenario. If interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that net interest income would decrease 13.55% over the next 12 months, and the market value of portfolio equity would decrease 23.55%.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES


                                                                          PERIOD ENDING SEPTEMBER 30, 2002

(IN THOUSANDS)
                                                                             PLUS 200                  MINUS 200
                                                             MOST LIKELY      BASIS                     BASIS
                                                              FORECAST        POINTS                    POINTS
                                                               AMOUNT         AMOUNT        % CHANGE    AMOUNT        % CHANGE

Interest income:
  Securities                                                   $23,694       $25,528           7.74     $22,787          (3.83)
  Interest-bearing due from banks
    and federal funds sold                                         234           338          44.44         205         (12.39)
      Loans                                                     30,436        31,728           4.24      28,188          (7.39)
-------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                   54,364        57,594           5.94      51,180          (5.86)
-------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                          19,376        25,298          30.56      17,371         (10.35)
  Interest on borrowed funds                                     7,181         8,258          15.00       7,052          (1.80)
-------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                  26,557        33,556          26.35      24,423          (8.04)
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                            $27,807       $24,038         (13.55)    $26,757          (3.78)
===============================================================================================================================
Market Value of Portfolio Equity at September 30, 2001         $84,946       $64,938         (23.55)    $95,617          12.56
===============================================================================================================================


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

Equity securities held as of September 30, 2001 and December 31, 2000 are presented in Table XII.

TABLE XIII - EQUITY SECURITIES                                                          HYPOTHETICAL       HYPOTHETICAL
                                                                                        10% DECLINE         20% DECLINE
                                                                         FAIR            IN MARKET           IN MARKET
                                                       COST              VALUE             VALUE               VALUE

AT SEPTEMBER 30, 2001
Banks and bank holding companies                      $21,542           $28,819           $(2,777)           $(5,555)
Federal Home Loan Bank                                  7,005             7,005              (773)            (1,546)
------------------------------------------------------------------------------------------------------------------------
Total                                                 $28,547           $35,824           $(3,550)           $(7,101)
========================================================================================================================

                                                                                       HYPOTHETICAL        HYPOTHETICAL
                                                                                       10% DECLINE          20% DECLINE
                                                                        FAIR            IN MARKET            IN MARKET
                                                       COST             VALUE             VALUE               VALUE

AT DECEMBER 31, 2000
Banks and bank holding companies                      $22,098           $26,814           $(2,681)           $(5,362)
Federal Home Loan Bank                                  7,248             7,248              (725)            (1,450)
---------------------------------------------------------------------------------------------------------------------
Total                                                 $29,346           $34,062           $(3,406)           $(6,812)
=====================================================================================================================

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

       b. There were no reports on Form 8-K filed during the 3rd quarter 2001.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q


Signature Page



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CITIZENS & NORTHERN CORPORATION


November 12, 2001          By: Craig G. Litchfield /s/
-----------------              -----------------------
Date                           Chairman, President and Chief Executive Officer

November 12, 2001          By: Mark A. Hughes /s/
-----------------              ------------------
Date                           Treasurer and Principal Accounting Officer