Form 10-K405
period 2001-12-31
CITIZENS & NORTHERN CORP
filed 2002-03-20
CIK 810958

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001      Commission file number: 0-16084

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

90-92 MAIN STREET, WELLSBORO, PA 16901
---------------------------------------------------
(Address of principal executive offices) (Zip code)

                                  570-724-3411
                                  ------------
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK Par Value $1.00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's common stock held by non-affiliates at February 28, 2002 was $149,474,705.

The number of shares of common stock outstanding at February 28, 2002 was 5,291,140.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of its shareholders to be held April 16, 2002 are incorporated by reference into Parts III and IV of this report.

                                     PART I

ITEM 1. BUSINESS

Citizens & Northern Corporation ("Corporation") is a one-bank holding company whose principal subsidiary is Citizens & Northern Bank ("Bank"). The Corporation's principal office is located in Wellsboro, Pennsylvania. The Corporation's other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company ("Bucktail"). Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures mortgage life and accident and health insurance on behalf of the Bank. The operations of Citizens & Northern Investment Corporation and Bucktail are insignificant in relation to the total business of the Corporation.

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

The Bank provides an extensive range of banking services, including deposit and loan products for personal and commercial customers. The Bank also maintains a trust division that provides a wide range of financial services. In January 2000, the Bank formed a subsidiary, C&N Financial Services Corporation ("C&NFSC"). C&NFSC is a licensed insurance agency that provides insurance products to individuals and businesses. In 2001, C&NFSC added a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. In 2001, C&NFSC's operations were not significant in relation to the total operations of the Bank.

All phases of the Bank's business are competitive. The Bank primarily competes in Tioga and Bradford counties and portions of Lycoming and Sullivan counties. The Bank competes with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in the Bank's market area are larger in overall size than the Bank. With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds for deposits. The Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management and insurance services. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base, and is not economically dependent on any small group of customers or on any individual industry.

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

At December 31, 2001, the Bank had total assets of $847,405,000, total deposits of $576,981,000 and net loans outstanding of $373,963,000. At December 31, 2001, the Bank had a total of 252 full-time equivalent employees.

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

- C&NFSC is a Pennsylvania corporation. The Pennsylvania Department of Insurance regulates C&NFSC's insurance activities. The broker dealer division offers brokerage products through its operations as an office of supervisory jurisdiction of Hackett Associates, Inc. The National Association of Securities Dealers and the Pennsylvania State Securities Commission are the primary regulators of Hackett Associates, Inc.

- Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

ITEM 2. PROPERTIES

The Bank owns each of its properties, except for the facility located at 68 Main Street, Wellsboro, which is leased. All of the properties are in good condition. In 2001, the Bank entered into a lease of the property at 68 Main Street, Wellsboro. This facility is being renovated, and will be used for C&NFSC's operations and for a training facility. The cost of renovating this building is not expected to be significant in relation to the Bank's financial condition. None of the owned properties are subject to encumbrance.

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

      Main Street                    Route 220               Courthouse Square
      East Smithfield, PA 18817      Monroeton, PA 18832     Troy, PA 16947

      104 Main Street                3461 Route 405 Highway  90-92 Main Street
      Elkland, PA 16920              Muncy, PA 17756         Wellsboro, PA 16901

      102 E. Main Street             Thompson Street         Route 6
      Knoxville, PA 16928            Ralston, PA 17763       Wysox, PA 18854

      Main Street                    503 N. Elmira Street
      Laporte, PA 18626              Sayre, PA 18840

Other offices:
      Bankcard Services              Facilities Management
      RR7 Box 503                    One Brewery Lane
      Wellsboro, PA 16901            Wellsboro,PA 16901

      C&N Financial Services Corp.   Audit and Compliance
      68 Main Street                 Water Street
      Wellsboro, PA 16901            Wellsboro, PA 16901

ITEM 3. LEGAL PROCEEDINGS

Neither the Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

The following table sets forth the approximate high and low sales prices of the common stock during 2001 and 2000:

                              2001                                  2000
                                       Dividend                              Dividend
                                       Declared                              Declared
                                         per                                    per
                    High      Low      Quarter            High      Low      Quarter
------------------------------------------------------------------------------------
First quarter     $ 22.00   $ 20.00    $ 0.26           $ 29.50   $ 24.75    $ 0.24
Second quarter      21.75     20.41      0.26             26.25     21.50      0.24
Third quarter       23.45     21.00      0.26             23.75     22.00      0.24
Fourth quarter      26.50     23.10      0.28             22.88     19.50      0.26
                                       plus 1%                               plus 1%
                                       stock dividend                        stock dividend

Known "market makers" who handle Citizens & Northern Corporation stock transactions are:

F. J. MORRISSEY & CO., INC.               RBC DAIN RAUSCHER                     RYAN, BECK & COMPANY
1700 Market Street, Suite 1420            3 Times Square, 24th Floor            3 Parkway
Philadelphia, PA 19103-3913               New York, NY 10036                    Philadelphia, PA 19102
(215) 563-8500                            (800) 526-6371                        (800) 342-2325

FERRIS, BAKER WATTS, INC.                 SANDLER O'NEILL & PARTNERS, LP
6 Bird Cage Walk                          919 Third Avenue
Holidaysburg, PA 16648                    New York, NY 10022
(800) 343-5149                            (800) 635-6851

INVESTOR INFORMATION                      GENERAL SHAREHOLDER INQUIRIES         INDEPENDENT AUDITORS
                                          SHOULD BE SENT TO:
ANNUAL MEETING OF                                                               PARENTE RANDOLPH, PC
SHAREHOLDERS                              CITIZENS & NORTHERN                   400 Market Street
                                          CORPORATION                           Williamsport, PA 17701
The Annual Meeting of Shareholders        90-92 Main Street, P.O. Box 58
Will be held at the Arcadia Theatre in    Wellsboro, PA 16901
Wellsboro, PA, at 2:00 p.m. on Tuesday,
April 16, 2002.                           STOCK TRANSFER AGENT
                                          American Stock Transfer & Trust Co.
                                          59 Maiden Lane, Plaza Level
                                          New York, NY 10038
                                          (800) 278-4353

COMMON STOCK AND PER SHARE DATA

                                                               2001          2000          1999          1998          1997
Net income per share - basic                            $      2.28   $      1.60   $      2.16   $      2.08   $      1.90
Net income per share - diluted                                 2.27          1.60          2.16          2.08          1.90
Cash dividends declared per share                              1.05          0.96          0.87          0.79          0.70
Cash dividends declared per share - historical basis           1.06          0.98          0.90          0.82          0.74
Stock dividend                                                   1%            1%            1%            1%            1%
Stockholders' equity per share (a)                            18.95         16.75         14.43         17.06         16.07
Stockholders' equity per share, excluding accumulated
  other comprehensive income (loss) (a)                       17.95         16.73         16.10         14.81         13.57

Weighted average shares outstanding - basic               5,296,003     5,310,131     5,309,763     5,314,353     5,320,612
Weighted average shares outstanding - diluted             5,297,723     5,311,274     5,315,173     5,324,150     5,325,560
Number of shares outstanding at year-end                  5,234,800     5,207,244     5,153,729     5,102,028     5,063,043
Number of shares authorized                              10,000,000    10,000,000    10,000,000    10,000,000    10,000,000

(a) For purposes of this computation, the number of outstanding shares has been increased for the effects of 1% stock dividends issued in January following each year-end.

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS)

INCOME STATEMENT                                   2001        2000        1999        1998        1997
Interest income                                   $ 55,140    $ 52,155    $ 48,415    $ 45,459    $ 45,642
Interest expense                                    28,356      30,145      24,571      22,693      23,312
----------------------------------------------------------------------------------------------------------
Interest margin                                     26,784      22,010      23,844      22,766      22,330
Provision for loan losses                              600         676         760         763         797
----------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses     26,184      21,334      23,084      22,003      21,533
Other income                                         5,641       4,490       6,444       6,083       5,834
Securities gains                                     1,920       1,377       3,043       3,001       1,001
Other expenses                                      18,671      16,906      17,732      16,483      15,095
----------------------------------------------------------------------------------------------------------
Income before income tax provision                  15,074      10,295      14,839      14,604      13,273
Income tax provision                                 3,022       1,819       3,354       3,527       3,166
----------------------------------------------------------------------------------------------------------
Net income                                        $ 12,052    $  8,476    $ 11,485    $ 11,077    $ 10,107
==========================================================================================================
BALANCE SHEET AT YEAR END
Total securities (1)                              $445,527    $350,844    $363,535    $331,883    $308,988
Gross loans, excluding unearned discount           379,228     328,305     310,892     291,003     285,426
Total assets                                       866,999     719,335     705,898     646,298     615,353
Total deposits                                     576,274     528,967     500,474     476,518     442,256
Stockholders' equity, excluding accumulated
  other comprehensive income                        94,903      88,887      85,507      78,645      72,200
Total stockholders' equity                         100,187      88,969      76,623      90,567      85,535

AVERAGE BALANCE SHEET
Total securities, at amortized cost (1)            412,654     371,360     349,133     300,692     296,067
Gross loans, excluding unearned discount           346,353     318,382     301,584     285,275     282,580
Earning assets                                     759,007     689,743     650,717     585,966     578,647
Total assets                                       805,229     704,221     680,864     626,102     608,277
Total assets, excluding unrealized gains/
  Losses                                           798,590     717,052     672,999     606,163     598,370
Total deposits                                     544,579     503,848     483,858     448,601     435,190
Stockholders' equity, excluding accumulated
  other comprehensive income                        91,703      87,258      81,767      74,810      69,440
Stockholders' equity                                96,021      78,792      87,143      87,997      76,005

FINANCIAL RATIOS
Return on stockholders' equity, excluding
  Accumulated other comprehensive income (2)        13.14%       9.71%      14.05%      14.81%      14.56%
Return on stockholders' equity (2)                  12.55%      10.76%      13.18%      12.59%      13.30%
Return on assets (2)                                 1.50%       1.20%       1.69%       1.77%       1.66%

Stockholders' equity to assets, excluding
  Accumulated other comprehensive income (2)        11.48%      12.17%      12.15%      12.34%      11.60%
Stockholders' equity to assets (2)                  11.92%      11.19%      12.80%      14.05%      12.50%
Stockholders' equity to loans (2)                   27.72%      24.75%      28.90%      30.85%      26.90%
Net income to:
      Total interest income                         21.86%      16.25%      23.72%      24.37%      22.14%
      Interest margin                               45.00%      38.51%      48.17%      48.66%      45.26%
Dividends as a % of net income                      46.08%      60.19%      40.39%      37.81%      37.04%

(1) Includes available-for-sale and held-to-maturity securities, and interest-bearing cash and due from banks
(2) Financial ratios calculated based on average balance sheet data

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in Form 10-K are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and expectations, are generally identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. The Corporation's ability to predict results or the actual effect of future plans or occurrences is inherently uncertain. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

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

-     legislative or regulatory changes

- downturn in demand for loan, deposit and other financial services in the Corporation's market area

- increased competition from other banks and non-bank providers of financial services

-     technological changes and increased technology-related costs

- changes in accounting principles, or the application of generally accepted accounting principles (see "Critical Accounting Policies," later in Management's Discussion and Analysis).

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

Net income for 2001 was $12,052,000, or $2.28 per share - basic and $2.27 per share - diluted. This represents a 42.2% increase over 2000 net income of $8,476,000, or $1.60 per share (basic and diluted). In 1999, net income was $11,485,000, or $2.16 per share (basic and diluted).

The most significant income statement changes between 2001 and 2000, and between 2000 and 1999, are as follows:

- The interest margin increased significantly ($4,774,000, or 21.7%), to $26,784,000 in 2001 from $22,010,000 in 2000. In contrast, the interest margin for 2000 was $1,834,000, or 7.7%, lower than 1999's interest margin of $23,844,000. The Corporation is liability sensitive, which means that rates on its interest-bearing liabilities - deposits and borrowed funds - change more rapidly than rates on its interest-earning assets. Traditionally, the Corporation earns a positive spread by investing in longer-term assets such as residential and other loans, bonds and mortgage-backed securities. As widely publicized, the Federal Reserve Board lowered its targeted federal funds rate 11 times during 2001. The Fed's actions have led to a decline in short-term interest rates in the Corporation's market area. Long-term rates, on the other hand, have declined, but not as much as short-term rates, and the Corporation has been able to generate loans and purchase mortgage-backed securities at interest rates that are only slightly lower (on average) than the Corporation's holdings in 2000. The Fed raised its targeted federal funds rate several times in 2000, resulting in higher average interest rates for the Corporation's deposits and borrowed funds than in 1999. Fluctuations in interest income and expense are discussed in more detail in the Net Interest Margin section of Management's Discussion and Analysis.

- In 2001, the Corporation recorded an increase in cash surrender value of insurance of $905,000. In late December 2000, the Corporation purchased bank-owned life insurance (BOLI) at a cost of $15,000,000. Prior to December 2000, the Corporation had no BOLI holdings.

- Net realized securities gains amounted to $1,920,000 in 2001, $1,377,000 in 2000 and $3,043,000 in 1999. Most of the gains realized throughout the 3-year period ended December 31, 2001, were from sales of bank stocks. The amounts of such gains realized in any accounting period depends on management's evaluation of the specific stocks owned by the Corporation. In 1999, the Corporation recorded gains of $1,271,000 (pre-tax) from holding stocks of banks that were acquired by other entities.

- Other operating expenses, excluding credit card operations, increased 11.4% in 2001 over 2000, and 9.0% in 2000 over 1999. In 2001, the
      Corporation increased average staffing levels, and incurred higher depreciation and other costs, related to the opening of the Muncy, PA branch (opened in October 2000). The Corporation also increased its lending and trust and financial management staffing levels in 2001. In 2000, start-up costs were incurred related to establishing the Muncy branch, and the Corporation increased its trust and financial management staffing levels over 1999. Noninterest expenses are discussed in more detail later in Management's Discussion and Analysis.

- The income tax provision increased to $3,022,000 in 2001 from $1,819,000 in 2000, primarily because pre-tax income was higher. The income tax provision, as a percentage of pre-tax income, is lower in 2001 than in 1999 (when pre-tax income was more comparable to 2001 than in 2000). The lower tax rate in 2001 than in 1999 resulted from several factors, including the exemption from taxable income of income from the BOLI contract.

OUTLOOK FOR 2002

Overall, management believes the Corporation is well-positioned for another year of good financial performance in 2002. The hiring of additional lending staff, along with the opening of the Muncy office, contributed to significant loan growth in 2001, and should continue to provide opportunities in 2002. If the U.S. stock market begins to recover in 2002, management expects that revenues from trust and financial management services will increase.

Of course, management has concerns about the impact of adverse economic conditions. If the economy within the Corporation's market areas weakens, loan growth will be difficult to achieve. Further, adverse economic conditions could result in loan collection problems, including the possibility of higher than historical levels of charge-offs. There was some evidence of deterioration in past due loans in the fourth quarter 2001. Total loans past due 30 days or more as of December 31, 2001 was 2.39% of gross loans, as compared to 2.15% as of September 30, 2001 and 2.20% as of December 31, 2000. It is too early to determine whether the higher level of past due loans is an indicator of higher charge-offs to come in the near term.

The other significant economic concern is the prospect of rising short-term interest rates. As occurred in 2000, increases in short-term interest rates would increase the Corporation's average costs of deposits and borrowed funds. If the national economy shows ongoing signs of recovery, the Federal Reserve Board would be expected to increase its federal funds target rate, in an effort to limit inflation. If this occurs, short-term interest rates would most likely increase in the Corporation's market area. Management has taken some actions to reduce the Corporation's exposure to lower earnings in a rising short-term interest rate environment. However, the Corporation remains liability sensitive, and management expects that some reduction in the net interest margin would occur if short-term interest rates were to rise and remain at higher than current levels for a period of several months or more. The Corporation's exposure to interest rate risk is discussed in more detail in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, a task force of the American Institute of Certified Public Accountants is working on detailed implementation guidance for calculating the allowance for loan losses. Implementation of that detailed implementation guidance, which may be issued in 2002, could result in an adjustment to the allowance.

Another material estimate is the calculation of fair values of the Corporation's debt securities. The Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing these fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Accordingly, when selling debt securities, management typically obtains price quotes from more than one source. As described in Notes 1 and 11 of the consolidated financial statements, the large majority of the Corporation's securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (included in stockholders' equity).

NET INTEREST MARGIN
2001/2000/1999

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation's net interest margin in 2001, 2000 and 1999. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin (also referred to as net interest income), on a taxable-equivalent basis, was $29,029,000 in 2001, an increase of $4,896,000 or 20.3% over 2000. In 1999, fully taxable-equivalent net interest income was $26,010,000, or 7.3% higher than in 2000. As described in the "Earnings Overview" section of Management's Discussion and Analysis, these fluctuations in the net interest margin were caused mainly by fluctuations in interest rates on the Corporation's deposits and borrowed funds. Table III shows the effect of volume and rate changes on the Corporation's major interest earning assets and interest-bearing liabilities. Most significantly, Table III shows that interest rate changes had the effect of increasing net interest income $4,305,000 in 2001 and decreasing net interest income $3,281,000 in 2000. Similarly, Table II, which shows average daily balances and rates, shows a widening of the "Interest Rate Spread" (excess of average rate of return on interest-earning assets over average cost of funds on interest-bearing liabilities) to 3.16% in 2001 from 2.54% in 2000. The interest rate spread in 1999 was 3.19%.

INTEREST INCOME AND EARNING ASSETS

The Corporation's major categories of interest-bearing assets are available-for-sale investment securities and loans. Total interest income increased $3,107,000, or 5.7%, in 2001 over 2000. Interest and dividends from available-for-sale securities increased $1,402,000, or 5.4%, and interest and fees from loans increased $1,644,000, or 5.9%. In Table III, the growth in interest income is broken down between the impact of volume changes and the impact of interest rate changes. Higher average balances of available-for-sale securities and loans in 2001 than in 2000 resulted in increases in interest income in 2001, despite lower average rates of return.

In 2000, total interest income increased $3,697,000, or 7.3%, over 1999. Most of the increase - $2,944,000 - was caused by increases in the average volume of earning assets. Higher average interest rates in 2000 than in 1999 also contributed to the growth in interest income.

As shown in Table II, the average balance of the available-for-sale investment portfolio (at amortized cost) was $403,304,000 in 2001, $366,513,000 in 2000 and
$345,823,000 in 1999. The major components of the portfolio are mortgage-backed securities, U. S. Agency securities and obligations of state and political subdivisions (municipal bonds). Also, the Corporation holds equity securities, primarily stocks of banks and bank holding companies and the Federal Home Loan Bank of Pittsburgh, and other corporate debt securities.

There was a much larger volume of turnover in the available-for-sale securities portfolio in 2001 than in 2000 or 1999. As indicated in the consolidated statement of cash flows, maturities of available-for-sale securities increased to $152,568,000 in 2001, compared to $15,337,000 in 2000 and $33,436,000 in
1999. In 2001, calls and maturities of U.S. Agency securities amounted to $91,174,000, and principal repayments of mortgage-backed securities totaled $54,456,000. These high levels of calls and principal repayments resulted from the relatively low interest rate environment in 2001, as U.S. Government Agencies refinanced many of their debts at lower current rates, and many individual mortgage borrowers did the same. Much of the proceeds was reinvested in mortgage-backed securities, as reflected in the growth in average balance to $150,838,000 (37% of the portfolio) in 2001 from $101,155,000 (28% of the portfolio) in 2000. The Corporation also funded purchases of mortgage-backed securities and other securities with proceeds from long-term borrowings, as management identified opportunities to earn a positive spread between the cost of funds and yields on securities. Mortgage-backed securities were attractive in 2001, because yields were slightly higher than other alternatives, and because they provide a source of monthly cash inflow, in the form of principal and interest payments. This cash inflow should help to mitigate some of the Corporation's exposure to increases in interest rates in the future, as management will be able to reinvest the proceeds at higher rates or pay off borrowings.

In 2000, short-term and intermediate-term market interest rates were high, and there were few opportunities to create growth in the available-for-sale securities portfolio utilizing borrowed funds to purchase securities. Accordingly, most of the growth in average balances in 2000 compared to 1999 resulted from significant purchases made in 1999. Inclusion of these assets for the full year 2000 had the effect of increasing the average balance amounts presented in Table II.

The rate of return on the available-for-sale investment portfolio was 6.79% in 2001, 7.09% in 2000 and 6.93% in 1999. The lower return in 2001 was caused primarily by purchases of securities at market yields in 2001 that were lower than in the prior few years. The 2001 purchases had the effect of lowering the overall return gradually over the course of 2001. The average return on available-for-sale securities was 6.46% for the fourth quarter 2001.

The loan portfolio makes up most of the balance of the earning asset base and is the largest contributor to total interest income. The Corporation's market area consists of small rural communities. Consequently, the loan portfolio is retail-oriented, consisting mostly of real estate secured mortgages on one-to-four family dwellings. Total average real estate secured mortgage loans made up approximately 80% of the loan portfolio during 2001, 2000 and 1999. In 2001 and 2000, there has been significant growth in lending activities. Average loans outstanding increased $27,971,000, or 8.8%, in 2001, and $16,798,000, or 5.6%, in 2000. Much of the growth in the loan portfolio in 2001 and 2000 has been in real estate secured loans, including commercial as well as residential real estate loans. The opening of the Muncy office, along with the hiring of 5 additional lending personnel in 2001, have contributed to this growth. The balance of the loan portfolio includes consumer installment loans and commercial loans. The Corporation also has an extensive credit card operation, which is operated for the Corporation's customers and for other banks. In late 1999, the Corporation sold its merchant processing program, which significantly decreased the level of processing activity for non-Corporation customers.

The average return on the total loan portfolio for 2001 was 8.56%, down from 8.79% in 2000 and 8.76% in 1999. The lower return in 2001 was impacted by significant levels of mortgage refinancings, and by lower returns on commercial loans with variable rates. The average return on loans for the fourth quarter 2001 was 8.33%.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Despite an increase of $78,267,000, or 13.8%, in average interest-bearing liabilities, interest expense fell to $28,356,000 in 2001 from $30,145,000 in 2000. As reflected in Table III, lower average interest rates had the effect of lowering expense $5,994,000 in 2001, as compared to 2000. This was a complete reversal of 2000, when rate increases caused an increase in interest expense of $4,035,000, and total interest expense increased $5,574,000. These rate-driven fluctuations are a product of the Corporation's interest rate sensitivity, as described in the "Earnings Overview" section of Management's Discussion and Analysis.

As reflected in Table III, interest expense from money market accounts fell $2,518,000 in 2001 compared to 2000 ($2,906,000 due to lower rates), while interest expense from IRAs fell $756,000 ($942,000 due to lower rates). In contrast, interest expense from money market accounts increased $2,157,000 in 2000 over 1999 ($1,483,000 due to higher rates), and interest expense from IRAs increased $873,000 in 2000 ($844,000 due to higher rates). Money market accounts are repriced weekly, and thus are highly rate sensitive. As shown in Table II, the average cost of money market funds was 3.49% in 2001, 5.39% in 2000 and 4.34% in 1999. IRAs are variable rate, repriced quarterly. The average cost of IRA funds was 5.12% in 2001, 6.32% in 2000 and 5.21% in 1999.

Interest expense from CDs increased $1,109,000 in 2001 and $847,000 in 2000. Because CDs have terms that may range from 3 months to 5 years, they usually do not reprice as quickly as money market accounts or IRAs. The average rate incurred on CDs was 5.48% in 2001, 5.64% in 2000 and 5.24% in 1999. The average rate incurred on CDs was 4.86% for the fourth quarter 2001. The major cause of the increase in interest expense from CDs in 2001 was higher volume. Average CD balances increased $24,278,000, or 16.7%, in 2001, and $5,081,000, or 3.6%, in
2000. Growth in CDs in both 2001 and 2000 included substantial deposits from governmental entities and school districts. Total CDs of $100,000 or more, much of which consisted of balances from governmental entities and school districts, increased to $54,272,000 as of December 31, 2001, compared to $34,405,000 as of December 31, 2000. Further, management believes growth in CDs has been affected by declines in the U.S. stock market, which may have caused some investors to move to less volatile investments.

Average total deposits increased $40,731,000, or 8.1%, in 2001 compared to 2000. In 2000, average total deposits increased $19,990,000, or 4.1%. In addition to the factors cited above, deposit growth has been enhanced by the expansion of the branch system in recent years, with relatively new offices opened in Mansfield (1998) and Muncy (2000).

Interest expense on borrowed funds is presented in Table I in 2 categories - "Overnight borrowings" and "Other borrowed funds." Overnight borrowings include federal funds purchased from other banks and overnight repurchase agreements with the Federal Home Loan Bank of Pittsburgh. Other borrowed funds include overnight repurchase agreements with customers (the Corporation's "RepoSweep" accounts), borrowings from the Federal Home Loan Bank of Pittsburgh and other repurchase agreements.

Interest expense on average other borrowed funds increased $1,125,000 in 2001 and $1,433,000 in 2000. Average interest rates on other borrowed funds amounted to 5.13% in 2001, 6.13% in 2000 and 5.35% in 1999. The average rate on other borrowed funds was 4.69% in the fourth quarter 2001.

As discussed in the INTEREST INCOME - EARNING ASSETS section above, the Corporation borrowed funds in 2001 to fund purchases of available-for-sale securities. Average other borrowed funds balances also reflected a higher average balance of RepoSweep accounts in 2001 ($16,118,000, as compared to $9,475,000 in 2000). Also, because of a favorable interest rate environment, the Corporation extended the terms of most of its borrowings from very short term to a "ladder" of staggered maturities extending out over 5 years. Note 9 to the consolidated financial statements provides more details regarding the composition of borrowed funds as of December 31, 2001 and 2000. Overall, Table III shows that lower rates had the effect of reducing interest expense associated with other borrowed funds in 2001 by $1,208,000, while the increase in average borrowings increased interest expense by $2,333,000.

In 2000, the increase in interest expense on other borrowed funds included an increase attributable to volume of $625,000 and an increase attributable to rate of $808,000. Approximately half of the volume-related increase in 2000 was caused by increases in RepoSweep accounts. The average balance of RepoSweep accounts increased to $9,475,000 in 2000 from $3,887,000 in 1999. The remainder of the volume-related increase resulted from borrowings initiated in 1999 to fund security purchases. In 2000, management elected to stay short-term in its new borrowings (new borrowings in 2000 were mainly renewals of loans that matured) because of an unwillingness to lock in relatively high interest rates for a long time period.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

(IN THOUSANDS)                                             YEARS ENDED DECEMBER 31,       INCREASE (DECREASE)
                                                          2001       2000       1999       01/00      00/99
-----------------------------------------------------------------------------------------------------------
INTEREST INCOME
Available-for-sale securities:
   U.S. Treasury securities                           $    151    $   154   $    148    $     (3)   $     6
   Securities of other U.S. Government agencies
     and corporations                                    7,718      9,417      7,007      (1,699)     2,410
   Mortgage-backed securities                            9,487      6,874      7,791       2,613       (917)
   Obligations of states and political subdivisions      6,216      6,342      6,464        (126)      (122)
   Equity securities                                     1,569      1,472      1,207          97        265
   Other securities                                      2,244      1,724      1,355         520        369
-----------------------------------------------------------------------------------------------------------
      Total available-for-sale securities               27,385     25,983     23,972       1,402      2,011
-----------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
   U.S. Treasury securities                                 40         37         34           3          3
   Securities of other U.S. Government agencies
     and corporations                                       43         68         58         (25)        10
   Mortgage-backed securities                               16         21         27          (5)        (6)
-----------------------------------------------------------------------------------------------------------
      Total held-to-maturity securities                     99        126        119         (27)         7
-----------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                             82        114         30         (32)        84
Federal funds sold                                         184         64         42         120         22
Loans:
   Real estate loans                                    23,431     21,895     20,620       1,536      1,275
   Consumer                                              3,055      3,056      3,170          (1)      (114)
   Agricultural                                            190        191        194          (1)        (3)
   Commercial/industrial                                 1,831      1,847      1,590         (16)       257
   Other                                                    68         71         55          (3)        16
   Political subdivisions                                1,043        909        776         134        133
   Leases                                                   17         22         13          (5)         9
-----------------------------------------------------------------------------------------------------------
      Total loans                                       29,635     27,991     26,418       1,644      1,573
-----------------------------------------------------------------------------------------------------------
Total Interest Income                                   57,385     54,278     50,581       3,107      3,697
-----------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                          651      1,036        844        (385)       192
Money market                                             5,362      7,880      5,723      (2,518)     2,157
Savings                                                  1,012      1,144      1,157        (132)       (13)
Certificates of deposit                                  9,284      8,175      7,328       1,109        847
Individual Retirement Accounts                           4,073      4,829      3,956        (756)       873
Other time deposits                                         35         44         44          (9)        --
Overnight borrowings                                       161        384        299        (223)        85
Other borrowed funds                                     7,778      6,653      5,220       1,125      1,433
-----------------------------------------------------------------------------------------------------------
Total Interest Expense                                  28,356     30,145     24,571      (1,789)     5,574
-----------------------------------------------------------------------------------------------------------

Net Interest Income                                   $ 29,029    $24,133   $ 26,010    $  4,896    $(1,877)
===========================================================================================================

(1) Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Fees on loans are included with interest on loans and amounted to $1,054,000 in 2001, $761,000 in 2000 and $987,000 in 1999.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                              2001                   2000                   1999
(DOLLARS IN THOUSANDS)                                            RATE OF                RATE OF                RATE OF
                                                                  RETURN/                RETURN/                RETURN/
                                                       AVERAGE    COST OF    AVERAGE     COST OF    AVERAGE     COST OF
                                                       BALANCE     FUNDS     BALANCE      FUNDS     BALANCE      FUNDS
                                                                     %                      %                      %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
   U.S. Treasury securities                           $   2,506      6.03   $   2,512       6.13   $   2,510       5.90
   Securities of other U.S. Government agencies
     and corporations                                   113,186      6.82     133,063       7.08     101,205       6.92
   Mortgage-backed securities                           150,838      6.29     101,155       6.80     117,902       6.61
   Obligations of states and political subdivisions      78,741      7.89      81,312       7.80      80,970       7.98
   Equity securities                                     28,456      5.51      25,899       5.68      22,288       5.42
   Other securities                                      29,577      7.59      22,572       7.64      20,948       6.47
-----------------------------------------------------------------------------------------------------------------------
      Total available-for-sale securities               403,304      6.79     366,513       7.09     345,823       6.93
-----------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
  U.S. Treasury securities                                  742      5.39         685       5.40         615       5.53
  Securities of other U.S. Government agencies
    and corporations                                        680      6.32       1,019       6.67         895       6.48
  Mortgage-backed securities                                205      7.80         283       7.42         368       7.34
-----------------------------------------------------------------------------------------------------------------------
     Total held-to-maturity securities                    1,627      6.08       1,987       6.34       1,878       6.34
-----------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                           2,659      3.08       1,861       6.13         566       5.30
Federal funds sold                                        5,064      3.63       1,000       6.40         866       4.85
Loans:
  Real estate loans                                     279,828      8.37     254,225       8.61     240,951       8.56
  Consumer                                               28,062     10.89      27,760      11.01      28,982      10.94
  Agricultural                                            2,070      9.18       1,963       9.73       1,961       9.89
  Commercial/industrial                                  22,212      8.24      21,336       8.66      19,271       8.25
  Other                                                     892      7.62         886       8.01         714       7.70
  Political subdivisions                                 13,108      7.96      12,009       7.57       9,499       8.17
  Leases                                                    181      9.39         203      10.84         206       6.31
-----------------------------------------------------------------------------------------------------------------------
     Total loans                                        346,353      8.56     318,382       8.79     301,584       8.76
-----------------------------------------------------------------------------------------------------------------------
     Total Earning Assets                               759,007      7.56     689,743       7.87     650,717       7.77
Cash                                                     11,871                10,887                 14,028
Unrealized gain/loss on securities                        6,639               (12,831)                 7,865
Allowance for loan losses                                (5,370)               (5,233)                (5,083)
Bank premises and equipment                               9,602                 8,712                  7,828
Other assets                                             23,480                12,943                  5,509
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                          $ 805,229             $ 704,221              $ 680,864
=======================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                     $  37,192      1.75   $  36,086       2.87   $  37,248       2.27
Money market                                            153,738      3.49     146,209       5.39     131,741       4.34
Savings                                                  46,750      2.16      45,963       2.49      46,643       2.48
Certificates of deposit                                 169,275      5.48     144,997       5.64     139,916       5.24
Individual Retirement Accounts                           79,482      5.12      76,439       6.32      75,882       5.21
Other time deposits                                       1,916      1.83       1,717       2.56       1,641       2.68
Overnight borrowings                                      4,012      4.01       5,721       6.71       6,085       4.91
Other borrowed funds                                    151,615      5.13     108,581       6.13      97,585       5.35
-----------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Liabilities                 643,980      4.40     565,713       5.33     536,741       4.58
Demand deposits                                          56,226                52,437                 50,787
Other liabilities                                         9,002                 7,279                  6,193
---------------------------------------------------------------             ---------              ---------
Total Liabilities                                       709,208               625,429                593,721
---------------------------------------------------------------             ---------              ---------
Stockholders' equity, excluding other
  comprehensive income/loss                              91,703                87,258                 81,767
Other comprehensive income/loss                           4,318                (8,466)                 5,376
---------------------------------------------------------------             ---------              ---------
Total Stockholders' Equity                               96,021                78,792                 87,143
---------------------------------------------------------------             ---------              ---------
Total Liabilities and Stockholders' Equity            $ 805,229             $ 704,221              $ 680,864
===============================================================             =========              =========
Interest Rate Spread                                                 3.16                   2.54                   3.19
Net Interest Income/Earning Assets                                   3.82                   3.50                   4.00

(1) Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2)   Nonaccrual loans are included in the loan balances above.

TABLE III - THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND
            INTEREST EXPENSE

                                                            YEAR ENDED 12/31/01 VS. 00             YEAR ENDED 12/31/00 VS. 99
(IN THOUSANDS)                                          CHANGE IN    CHANGE IN      TOTAL      CHANGE IN    CHANGE IN      TOTAL
                                                         VOLUME        RATE        CHANGE       VOLUME        RATE        CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                           $      --    $      (3)   $      (3)   $      --    $       6    $       6
     Securities of other U.S. Government agencies
       and corporations                                    (1,364)        (335)      (1,699)       2,246          164        2,410
     Mortgage-backed securities                             3,158         (545)       2,613       (1,135)         218         (917)
     Obligations of states and political subdivisions        (202)          76         (126)          27         (149)        (122)
     Equity securities                                        142          (45)          97          204           61          265
     Other securities                                         531          (11)         520          111          258          369
----------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities               2,265         (863)       1,402        1,453          559        2,012
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                   3           --            3            4           (1)           3
     Securities of other U.S. Government agencies
       and corporations                                       (21)          (4)         (25)           8            2           10
     Mortgage-backed securities                                (6)           1           (5)          (6)          --           (6)
----------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                   (24)          (3)         (27)           6            1            7
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                38          (70)         (32)          78            6           84
Federal funds sold                                            159          (39)         120            7           15           22
Loans:
     Real estate loans                                      2,157         (621)       1,536        1,153          122        1,275
     Consumer                                                  33          (34)          (1)        (134)          20         (114)
     Agricultural                                              10          (11)          (1)          --           (3)          (3)
     Commercial/industrial                                     74          (90)         (16)         175           82          257
     Other                                                     --           (3)          (3)          14            2           16
     Political subdivisions                                    86           48          134          192          (59)         133
     Leases                                                    (2)          (3)          (5)          --            9            9
----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                       2,358         (714)       1,644        1,400          173        1,573
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                       4,796       (1,689)       3,107        2,944          753        3,697
----------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                              31         (416)        (385)         (27)         219          192
Money market                                                  388       (2,906)      (2,518)         674        1,483        2,157
Savings                                                        20         (152)        (132)         (18)           5          (13)
Certificates of deposit                                     1,337         (228)       1,109          273          574          847
Individual Retirement Accounts                                186         (942)        (756)          29          844          873
Other time deposits                                             5          (14)          (9)           2           (2)          --
Overnight borrowings                                          (95)        (128)        (223)         (19)         104           85
Other borrowed funds                                        2,333       (1,208)       1,125          625          808        1,433
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                      4,205       (5,994)      (1,789)       1,539        4,035        5,574
----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                     $     591    $   4,305    $   4,896    $   1,405    $  (3,282)   $  (1,877)
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

NONINTEREST INCOME
2001/2000/1999

2001 VS. 2000

Total noninterest income increased $1,694,000, or 28.9%, in 2001 compared to 2000. The most significant changes - the increase in security gains and income from the (BOLI) life insurance contract - are discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts increased $226,000, or 19.7%. This increase resulted from increased numbers of accounts and higher average balances, as well as fee increases on certain types of services.

- Trust and financial management revenue decreased $37,000, or 2.3%. Trust and financial management revenue is affected significantly by the market value of assets under management. In 2001, equity markets have been down substantially, which has had the effect of reducing the earnings base. Trust assets under management amounted to $303,868,000 at December 31, 2001, or 7.6% less than the value of assets under management a year earlier.

- Insurance revenue increased $210,000, or 56.5%. This increase is mainly attributable to revenue from the insurance agency division of C&N Financial Services Corporation (C&NFSC). C&NFSC began operations in 2000, with minimal revenues. C&NFSC generated insurance revenue of $216,000 in 2001 and $22,000 in 2000.

- Noninterest fees from the credit card operation decreased $347,000, or 38.7%. In late 1999, the Corporation sold its merchant processing program, which dramatically reduced the amount of interchange fees earned and costs incurred. In the first quarter 2000, the Corporation recorded final residual fees.

- Other operating income increased $179,000. In 2001, C&NFSC began operating a broker dealer division, which offers annuities, mutual funds and other non-bank investment products. The broker dealer division generated revenue of $84,000 in 2001. Another significant change within the items included in other operating income is interchange fees received from the Bank's VISA check card product. This product was introduced in late 1999, and has grown in numbers of accounts and usage. These fees increased to $87,000 in 2001 from $42,000 in 2000. Also within other operating income, gains from sales of other real estate properties increased to $135,000 in 2001 from $104,000 in 2000.

2000 VS. 1999

In total, noninterest income was $5,867,000 in 2000 compared to $9,487,000 in 1999, a decrease of 38.2%. However, excluding the substantial decreases in realized gains on securities and credit card fees, other income increased $213,000, or 6.3%, in 2000. The decrease in realized gains on securities is discussed in the "EARNINGS OVERVIEW" section of Management's Discussion and Analysis. Credit card fees decreased due to the sale of the merchant processing program in late 1999, which resulted in reductions of interchange fees and costs. As shown in Table V, the reduction in these fees was accompanied by a reduction in related expenses. Other items of significance are as follows:

- Trust department revenue increased 10.8% in 2000 compared to 1999 because assets held in trust had increased significantly over the 1998-2000 time period. Trust assets under management totaled $327,063,000 at December 31, 2000, compared to $320,385,000 at December 31, 1999 and $283,262,000 at
      December 31, 1998.

- Among the other categories of noninterest income, the most significant change in 2000 was an increase in other operating income to $226,000 from $99,000. This increase resulted mainly from an increase in gains from the sale of foreclosed assets of $82,000.

TABLE IV - COMPARISON OF NONINTEREST INCOME

(IN THOUSANDS)                                  2001   % CHANGE      2000   % CHANGE      1999
Service charges on deposit accounts           $1,376       19.7    $1,150        3.3    $1,113
Service charges and fees                         247        6.5       232      (15.3)      274
Trust and financial management revenue         1,576       (2.3)    1,613       10.8     1,456
Insurance commissions, fees and premiums         582       56.5       372      (15.1)      438
Increase in cash surrender value of life
  insurance                                      905         --        --         --        --
Fees related to credit card operation            550      (38.7)      897      (70.7)    3,064
Other operating income                           405       79.2       226      128.3        99
----------------------------------------------------------------------------------------------
Total other income before realized gains on
   securities, net                             5,641       25.6     4,490      (30.3)    6,444
Realized gains on securities, net              1,920       39.4     1,377      (54.7)    3,043
----------------------------------------------------------------------------------------------
Total Other Income                            $7,561       28.9    $5,867      (38.2)   $9,487
==============================================================================================

OTHER NONINTEREST EXPENSE
2001/2000/1999

Total noninterest expense in 2001 was $18,671,000, a 10.4% increase over 2000. In 2000, total noninterest expense decreased 4.7% compared to 1999. Excluding the decrease in expenses related to the credit card operation (which is discussed in the "NONINTEREST INCOME" section), noninterest expense increased 11.4% in 2001 and 9.0% in 2000.

2001 VS. 2000

Salaries and wages increased $896,000, or 11.8%, in 2001 compared to 2000. The increase is the result of annual merit raises ranging from 2%-5%, and an increase in the number of employees. Higher staffing levels were required for the Muncy branch, commercial and retail lending, trust and financial management and insurance sales and service. There were 252 full-time equivalent employees at December 31, 2001, an increase of 5.0% over December 31, 2000.

Pensions and other employee benefits increased $274,000, or 14.1%, in 2001. In addition to increased costs resulting from the higher number of employees, the Corporation experienced an increase in medical insurance premium rates.

Occupancy expense increased $90,000, or 9.7%, in 2001. This increase is mainly due to additional facilities. In 2000, the Corporation constructed a new branch in Muncy, purchased a building for credit card operations, and purchased 2 buildings near the Wellsboro branch/administrative building for additional administrative space.

Furniture and equipment expense increased $237,000, or 19.8%, in 2001. The major categories of furniture and equipment expense that increased in 2001 compared to 2000 were maintenance costs associated with computer hardware and software, and depreciation. The increase in computer maintenance costs is mainly attributable to the timing of certain expenses. Increased depreciation expense resulted primarily from the addition of the Muncy branch, which began operations in the 4th quarter 2000, and the opening of the new credit card operations facility in mid-2000.

Credit card expenses decreased in 2001 because of lower interchange fees paid. This change resulted from the sale of the merchant banking program, as discussed in the "Noninterest Income" section of Management's Discussion and Analysis.

Other expense increased $346,000, or 8.5%, in 2001. This category includes many different types of expenses. Some of the overall increase in this category was caused by increases in number of transactions processed and number of employees. The most significant fluctuations in individual types of expenses between years are as follows:

- Customer support and maintenance charges related to software products increased $74,000, to $144,000, in 2001. This reflects increased use of third-party software programs for specialized applications, which are used as a complement to the Corporation's core, in house programs.

- In 2001, the Corporation incurred consulting expense of $51,000 related to sales and service training. This training program is a substantial undertaking, aimed at improving the sales and service skills of virtually all employees. The amount of expense noted here does not include costs of miscellaneous training materials, nor more significantly, any allocation of internal payroll-related costs associated with sales and service training.

- Telephone expenses related to data lines increased $47,000, to $254,000, in 2001. These costs are mainly related to the Corporation's computer network that allows all branches and operating locations to access mainframe and PC applications. The Corporation's monthly data line costs increased to approximately the current level starting in the 2nd quarter 2000.

- Public relations expense increased $45,000, to $189,000, in 2001. This increase includes new sponsorships of several community-oriented programs located in the Corporation's market area, as well as costs related to promotion of the Muncy office.

- Expenses associated with maintaining other real estate properties increased $42,000, to $76,000, in 2001.

- In 2000, the Corporation incurred professional fees of $193,000 related to a proposed merger with Peoples, Ltd. of Wyalusing, PA. In November 2000, the vote by Peoples, Ltd.'s shareholders did not result in the 75% affirmative count required to approve the deal.

2000 VS. 1999

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

Other operating expense increased $404,000, or 11.0%. Professional fees related to the terminated, proposed merger with Peoples, Ltd. amounted to $193,000. Telephone expense increased $126,000, primarily from costs for data connections among the branches. Supply costs increased $109,000, mainly from the increased number of employees and price increases on supplies used in proof of deposit operations.

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(IN THOUSANDS)                                         2001   % CHANGE        2000   % CHANGE        1999
Salaries and wages                                  $ 8,493        11.8    $ 7,597         9.7    $ 6,926
Pensions and other employee benefits                  2,213        14.1      1,939         5.9      1,831
Occupancy expense, net                                1,018         9.7        928         3.6        896
Furniture and equipment expense                       1,431        19.8      1,194        10.8      1,078
Pennsylvania shares tax                                 790                    756                    723
Other operating expense                               4,431         8.5      4,085        11.0      3,681
---------------------------------------------------------------------------------------------------------
Total other operating expense, excluding expenses
     related to credit card operation                18,376        11.4     16,499         9.0     15,135
Expenses related to credit card operation               295       (27.5)       407       (84.3)     2,597
---------------------------------------------------------------------------------------------------------
Total Other Expense                                 $18,671        10.4    $16,906        (4.7)   $17,732
=========================================================================================================

INCOME TAXES

The income tax provision increased to $3,022,000 in 2001 from $1,819,000 in 2000, primarily because pre-tax income was higher. The income tax provision for 2000 declined to $1,819,000 from $3,354,000 in 1999. The tax provision as a percentage of pre-tax income was 20.1% in 2001, 17.7% in 2000 and 22.6% in 1999. The income tax provision, as a percentage of pre-tax income, is lower in 2001 than in 1999 (when pre-tax income was more comparable to 2001 than in 2000). The lower tax rate in 2001 than in 1999 resulted from several factors, including the exemption from taxable income of income from the BOLI contract.

A more complete analysis of income taxes is presented in Note 13 to the consolidated financial statements.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "NET INTEREST MARGIN" section of Management's Discussion and Analysis. In particular, the discussion of changes in average deposit balances and borrowed funds in 2001 is sufficient to explain the overall change in the year-end balances in 2001 compared to 2000. This section addresses changes in the Corporation's balance sheet (excluding the allowance for loan losses and stockholders' equity, which are discussed in separate sections) that are not adequately addressed in that discussion.

As presented in Table II, the average balance of available-for-sale securities (excluding unrealized gain or loss) was $403,304,000 in 2001 compared to $366,513,000 in 2000. As of December 31, 2001, the balance of available-for-sale securities, as shown in the consolidated balance sheet, was $442,098,000, an increase of 27.5% over December 31, 2000. This significant increase resulted from leveraged purchases, as described in the NET INTEREST MARGIN discussion, and from market appreciation. As reflected in Table VI, the fair value of available-for-sale securities exceeded historical cost by $8,007,000 at December 31, 2001, as compared to an excess of fair value over historical cost of $124,000 at December 31, 2000.

As discussed in the NET INTEREST MARGIN section, average gross loans increased 8.8% in 2001. When comparing year-end 2001 to year-end 2000, the increase in gross loans is $50,923,000, or 15.5%. As reflected in Table X, most of the loan growth in 2001 has occurred in real estate secured lending. Growth in both residential and commercial lending was substantial. Virtually all of the 2001 growth occurred from April through December 2001. After a "quiet" first quarter, the Corporation posted annualized rates of increases in gross loans outstanding of 17.7% in the second quarter, 23.1% in the third quarter and 16.5% in the fourth quarter 2001.

Premises and equipment, net of accumulated depreciation, increased to $9,967,000 at December 31, 2001 from $9,332,000 at December 31, 2000. The total cost of premises and equipment purchases in 2001 was $1,935,000. Comparatively, the total cost of premises and equipment purchases was $2,426,000 in 2000 and $1,547,000 in 1999. In 2001, the most significant capital purchases were for new proof of deposit software, renovations to branches and a new telephone system. The most significant capital investment in 2000 was the addition of the Muncy branch, for which land, building construction and initial furniture and equipment cost slightly more than $1,000,000. Significant capital additions over the last several years have resulted in increases in depreciation expense to $1,300,000 in 2001 from $1,086,000 in 2000 and $971,000 in 1999.

Other assets decreased to $2,532,000 at December 31, 2001 from $4,238,000 at December 31, 2000. This decrease was primarily caused by the change in deferred income taxes from a net asset of $1,388,000 at December 31, 2000 to a net liability of $943,000 at December 31, 2001 (included in "Accrued interest and other liabilities" in the consolidated balance sheet). Details of deferred income tax balances are provided in Note 13 to the consolidated financial statements.

TABLE VI - INVESTMENT SECURITIES

                                                   AS OF DECEMBER 31,
                                                            2001                    2000                    1999
                                                   AMORTIZED        FAIR   AMORTIZED        FAIR   AMORTIZED        FAIR
                                                        COST       VALUE        COST       VALUE        COST       VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $   2,503   $   2,557   $   2,509   $   2,533   $   2,514   $   2,498
Obligations of other U.S. Government agencies         75,295      75,172     132,713     128,883     128,494     116,691
Obligations of states and political subdivisions      95,835      95,261      68,236      69,065      81,219      76,748
Other securities                                      34,315      34,532      22,111      20,964      22,829      21,707
Mortgage-backed securities                           198,269     198,975      91,708      91,240     111,605     107,816
------------------------------------------------------------------------------------------------------------------------
Total debt securities                                406,217     406,497     317,277     312,685     346,661     325,460
Marketable equity securities                          27,874      35,601      29,346      34,062      25,730      33,469
------------------------------------------------------------------------------------------------------------------------
Total                                              $ 434,091   $ 442,098   $ 346,623   $ 346,747   $ 372,391   $ 358,929
========================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                   $     726   $     735   $     707   $     708   $     617   $     609
Obligations of other U.S. Government agencies            547         561         946         947         949         910
Mortgage-backed securities                               175         181         258         259         314         311
------------------------------------------------------------------------------------------------------------------------
Total                                              $   1,448   $   1,477   $   1,911   $   1,914   $   1,880   $   1,830
========================================================================================================================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio. In evaluating collectibility, management considers a number of factors, including the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations, comparison of historical loan loss data to that of other financial institutions and economic conditions within the Corporation's market area. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Each quarter, management performs a detailed assessment of the allowance and the provision for loan losses. The loan quality committee performs this assessment. This committee includes the Bank's President, Chief Financial Officer, Executive Vice Presidents in charge of loans and branch administration and additional commercial lending staff. The committee reviews the identified risk elements in the loan portfolio, including the "Watch List", past due reports and other information. The "Watch List" is a collection of loans that have a history of delinquency, collateral deficiency, cash flow problems, or other factors that have come to management's attention to create the need for special monitoring. Total "Watch List" loans amounted to $12,679,000 at December 31, 2001 and $11,412,000 at December 31, 2000.

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

As noted in Table IX, the unallocated portion of the allowance for loan losses was $2,187,000 at December 31, 2001 and $1,983,000 at December 31, 2000. The
unallocated balances ranged from $1,983,000 to $2,364,000 during 2001. The larger unallocated allowances in 2001 reflect management's concerns regarding possible adverse changes that may have occurred in the local economy. In addition to concerns based on general economic reports, management is aware of lay-offs that have occurred at some local manufacturing plants. Further, there has been some deterioration in loan delinquency data. Total 90 day or more past due loans, plus nonaccrual loans, increased 10.2%, to $3,117,000 at December 31, 2001 from $2,829,000 at December 31, 2000. The reduction in the allocated portion of the allowance resulted mainly from charge-offs of some delinquent Watch List loans. As reflected in Table VIII, total charge-offs increased to $713,000 in 2001 from $616,000 in 2000 and $630,000 in 1999.

The provision for loan losses decreased to $600,000 in 2001 from $676,000 in 2000 and $760,000 in 1999. The amount of the provision in each year is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VII, VIII, IX and X present an analysis of the loan portfolio, the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VII - FIVE-YEAR HISTORY OF LOAN LOSSES
(IN THOUSANDS)

                                      2001        2000        1999        1998        1997     AVERAGE
Year-end gross loans, excluding
  unearned discount               $379,228    $328,305    $310,892    $291,003    $285,426    $318,971
Year-end allowance for loan
  losses                             5,265       5,291       5,131       4,820       4,913       5,084
Year-end nonaccrual loans            1,050       1,608       1,956       1,135       1,412       1,432
Year-end loans 90 days or more
  past due and still accruing        2,067       1,221       1,797       1,628       1,986       1,740
Net charge-offs                        626         516         449         856         660         621
Provision for loan losses              600         676         760         763         797         719
Earnings coverage of charge-
  offs                                19.3        16.4        25.6        12.9        15.3        17.1
Allowance coverage of charge-
  offs                                 8.4        10.3        11.4         5.6         7.4         8.2
Net charge-offs as a % of
  provision for loan losses          104.3%       76.3%       59.1%      112.2%       82.8%       86.4%

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                              YEARS ENDED DECEMBER 31,
                                     2001     2000     1999     1998     1997
Balance, beginning of year         $5,291   $5,131   $4,820   $4,913   $4,776
-----------------------------------------------------------------------------
Charge-offs:
  Real estate loans                   144      272       81      257      246
  Installment loans                   138       77      138      144      230
  Credit cards and related plans      200      214      192      264      305
  Commercial and other loans          231       53      219      301        3
-----------------------------------------------------------------------------
Total charge-offs                     713      616      630      966      784
-----------------------------------------------------------------------------
Recoveries:
  Real estate loans                     6       26       81       12       21
  Installment loans                    27       23       60       43       64
  Credit cards and related plans       20       28       30       40       30
  Commercial and other loans           34       23       10       15        9
-----------------------------------------------------------------------------
Total recoveries                       87      100      181      110      124
-----------------------------------------------------------------------------
Net charge-offs                       626      516      449      856      660
Provision for loan losses             600      676      760      763      797
-----------------------------------------------------------------------------
Balance, end of year               $5,265   $5,291   $5,131   $4,820   $4,913
=============================================================================

TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                          2001        2000        1999        1998        1997
Commercial               $1,837      $1,612      $2,081      $  650      $  625
Consumer mortgage           674         952         834          97         350
Impaired loans               73         273         609         290         274
Consumer                    494         471         437         702         375
All other commitments        --          --         150         202         343
Unallocated               2,187       1,983       1,020       2,879       2,946
-------------------------------------------------------------------------------
Total Allowance          $5,265      $5,291      $5,131      $4,820      $4,913
===============================================================================

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

TABLE X - FIVE-YEAR SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                      2001        %       2000        %       1999        %       1998        %       1997        %
Real estate - construction        $  1,814     0.48   $    452     0.14   $    649     0.21   $  1,004     0.34   $    406     0.14
Real estate - mortgage             306,264    80.76    263,325    80.21    247,604    79.64    230,815    79.31    219,952    77.05
Consumer                            29,284     7.72     28,141     8.57     29,140     9.37     30,924    10.63     33,094    11.59
Agricultural                         2,344     0.62      1,983     0.60      1,899     0.61      1,930     0.66      2,424     0.85
Commercial                          24,696     6.51     20,776     6.33     18,050     5.81     17,630     6.06     17,176     6.02
Other                                1,195     0.32        948     0.29      1,025     0.33      1,062     0.36      6,260     2.19
Political subdivisions              13,479     3.55     12,462     3.80     12,332     3.97      7,449     2.56      5,895     2.07
Lease receivables                      152     0.04        218     0.07        222     0.07        218     0.07        256     0.09
-----------------------------------------------------------------------------------------------------------------------------------
Total                              379,228   100.00    328,305   100.00    310,921   100.00    291,032   100.00    285,463   100.00
Less: unearned discount                 --                  --                (29)                (29)                (37)
-----------------------------------------------------------------------------------------------------------------------------------
                                   379,228             328,305             310,892             291,003             285,426
Less: allowance for loan losses    (5,265)             (5,291)             (5,131)             (4,820)             (4,913)
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net                        $373,963            $323,014            $305,761            $286,183            $280,513
===================================================================================================================================

Certain types of home improvement loans classified as "Other" in 1997 were classified as "Real Estate - mortgage" in 1998-2001.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At December 31, 2001, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $202,923,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained extremely strong capital positions. Details concerning the Corporation's and the Bank's regulatory capital amounts and ratios are presented in Note 16 to the consolidated financial statements. As reflected in Note 16, at December 31, 2001 and 2000, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of the amounts necessary to be classified as "well-capitalized" by the banking agencies.

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

Capital expenditures for 2002 are estimated at between $1,000,000 and $1,500,000. Capital expenditures will not have a detrimental effect on the Corporation's financial condition in 2002.

COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in the equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income". For the Corporation, other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income should not be construed to be a measure of net income. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Total comprehensive income (loss) was $17,254,000 in 2001, $17,442,000 in 2000 and ($9,321,000) in 1999. Other comprehensive income (loss) amounted to $5,202,000 in 2001, $8,966,000 in 2000 and ($20,806,000) in 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supercedes and replaces the guidance in Statement No. 125. It revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, although it carries over most of Statement No. 125's provisions without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. The adoption of this statement had no impact on the Corporation's financial condition, equity, results of operations or disclosure.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of the Statement are to be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. There is no expected impact on earnings, financial conditions or equity upon adoption of Statement No. 141.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Corporation has not been involved in any business acquisitions in recent years, and accordingly, there was no impact on earnings, financial condition or equity in 2001.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estopped. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Corporation does not expect the adoption of the Statement to have an impact on its earnings, financial condition or equity.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in distribution to owners) or is classified as held for sale. This Statement also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily-controlled subsidiary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Corporation does not expect the adoption of the Statement to have an impact on its earnings, financial condition or equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Corporation's two major categories of market risk, interest rate and equity securities risk, are discussed in the following sections.

INTEREST RATE RISK

Business risk arising from changes in interest rates is an inherent factor in operating a bank. The Corporation's assets are predominantly long-term, fixed rate loans and debt securities. Funding for these assets comes principally from shorter-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation's financial instruments when interest rates change.

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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the base most likely one-year scenario. The policy limit for market value variance is minus 30% from the base most likely one-year scenario. The most sensitive scenario presented is the "+200 basis points" scenario. If interest rates were to immediately increase 200 basis points, the Bank's calculations using December 31, 2001 data show that net interest income would decrease 18.92% over the next 12 months, and the market value of portfolio equity would decrease 28.29%.

Throughout most of 2000, the Bank's calculations showed projected decreases in net interest income and market value of portfolio equity, in the plus 200 basis point scenario, that exceeded the policy thresholds. This condition is reflected in the prior year amounts reflected in the table below. In 2000, management and the Bank's Board of Directors considered various alternatives, including hedging strategies and restructuring of the securities portfolio, but decided not to implement any of these alternatives. In light of the Bank's very strong equity position, it was deemed appropriate to wait out the high short-term interest rate market environment. In the first quarter 2001, management changed some of the key assumptions within the model regarding maturities of callable agency securities and discount rates associated with assets and liabilities. These changes were made in an effort to improve the quality of the calculations. At the time these changes were made, they resulted in a lesser decline in net interest income and market value of portfolio equity in the "+200 basis points" scenario. These changes were still in effect in the calculations done using December 31, 2001 data below, and affect comparability of the amounts presented in the table.

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

THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

(IN THOUSANDS)

DECEMBER 31, 2001 DATA                                              PERIOD ENDING DECEMBER 31, 2002
                                                                   PLUS 200                MINUS 200
                                                     MOST LIKELY      BASIS                    BASIS
                                                        FORECAST     POINTS                   POINTS
                                                          AMOUNT     AMOUNT   % CHANGE        AMOUNT   % CHANGE
Interest income:
     Securities                                       $   24,657   $ 26,156       6.08    $   23,082      (6.39)
     Interest-bearing due from banks
       and federal funds sold                                121        147      21.49            38     (68.60)
     Loans                                                32,165     33,889       5.36        29,647      (7.83)
---------------------------------------------------------------------------------------------------------------
          Total interest income                           56,943     60,192       5.71        52,767      (7.33)
---------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                 18,894     26,452      40.00        11,453     (39.38)
     Interest on borrowed funds                            7,758      9,181      18.34         6,374     (17.84)
---------------------------------------------------------------------------------------------------------------
          Total interest expense                          26,652     35,633      33.70        17,827     (33.11)
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $   30,291   $ 24,559     (18.92)   $   34,940      15.35
===============================================================================================================
Market Value of Portfolio Equity, December 31, 2001   $   97,585   $ 69,980     (28.29)   $  118,667      21.60
===============================================================================================================

DECEMBER 31, 2000 DATA                                              PERIOD ENDING DECEMBER 31, 2001
                                                                   PLUS 200                MINUS 200
                                                     MOST LIKELY      BASIS                    BASIS
                                                        FORECAST     POINTS                   POINTS
                                                          AMOUNT     AMOUNT   % CHANGE        AMOUNT   % CHANGE
Interest income:
     Securities                                       $   22,235   $ 23,384       5.17    $   21,654      (2.61)
     Interest-bearing due from banks
       and federal funds sold                                228        291      27.63           202     (11.40)
     Loans                                                29,104     30,876       6.09        27,216      (6.49)
---------------------------------------------------------------------------------------------------------------
          Total interest income                           51,567     54,551       5.79        49,072      (4.84)
---------------------------------------------------------------------------------------------------------------

Interest expense:
     Interest on deposits                                 22,575     31,667      40.27        19,719     (12.65)
     Interest on borrowed funds                            5,579      7,306      30.96         4,990     (10.56)
---------------------------------------------------------------------------------------------------------------
          Total interest expense                          28,154     38,973      38.43        24,709     (12.24)
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $   23,413   $ 15,578     (33.46)   $   24,363       4.06
===============================================================================================================

Market Value of Portfolio Equity, December 31, 2000   $   95,337   $ 53,588     (43.79)   $  107,346      12.60
===============================================================================================================

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

Equity securities held as of December 31, 2001 and 2000 are as follows:

                                                      HYPOTHETICAL  HYPOTHETICAL
                                                       10% DECLINE   20% DECLINE
                                                FAIR            IN            IN
                                      COST     VALUE  MARKET VALUE  MARKET VALUE
AT DECEMBER 31, 2001
Banks and bank holding companies   $18,922   $26,636   $    (2,664)   $    (5,327)
Other equity securities                823       836           (84)          (167)
Restricted stock                     8,129     8,129          (813)        (1,626)
---------------------------------------------------------------------------------
Total                              $27,874   $35,601   $    (3,561)   $    (7,120)
=================================================================================

                                                      HYPOTHETICAL  HYPOTHETICAL
                                                       10% DECLINE   20% DECLINE
                                                FAIR            IN            IN
                                      COST     VALUE  MARKET VALUE  MARKET VALUE
AT DECEMBER 31, 2000
Banks and bank holding companies   $22,098   $26,814   $    (2,681)   $    (5,363)
Restricted stock                     7,248     7,248          (725)        (1,450)
---------------------------------------------------------------------------------
Total                              $29,346   $34,062   $    (3,406)   $    (6,813)
=================================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET

(IN THOUSANDS EXCEPT SHARE DATA)                                 DECEMBER 31,    DECEMBER 31,
                                                                         2001            2000
ASSETS
Cash and due from banks:
     Noninterest-bearing                                         $     14,055    $     11,638
     Interest-bearing                                                   1,981           2,186
---------------------------------------------------------------------------------------------
          Total cash and cash equivalents                              16,036          13,824
Available-for-sale securities                                         442,098         346,747
Held-to-maturity securities                                             1,448           1,911
Loans, net                                                            373,963         323,014
Bank-owned life insurance                                              15,905          15,000
Accrued interest receivable                                             4,871           4,953
Bank premises and equipment, net                                        9,967           9,332
Foreclosed assets held for sale                                           179             316
Other assets                                                            2,532           4,238
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $    866,999    $    719,335
---------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
     Noninterest-bearing                                         $     63,858    $     55,275
     Interest-bearing                                                 512,416         473,692
---------------------------------------------------------------------------------------------
          Total deposits                                              576,274         528,967
Dividends payable                                                       1,466           1,353
Short-term borrowings                                                  58,064          94,691
Long-term borrowings                                                  125,584             605
Accrued interest and other liabilities                                  5,424           4,750
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     766,812         630,366
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,378,212 in 2001 and 5,324,962 in 2000             5,378           5,325
Stock dividend distributable                                            1,369           1,054
Paid-in capital                                                        19,758          18,756
Retained earnings                                                      70,352          65,206
---------------------------------------------------------------------------------------------
     Total                                                             96,857          90,341
Accumulated other comprehensive income                                  5,284              82
Unamortized stock compensation                                            (17)            (35)
Treasury stock, at cost:
     143,412 shares at December 31, 2001                               (1,937)
     117,718 shares at December 31, 2000                               (1,419)
---------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            100,187          88,969
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $    866,999    $    719,335
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)                                2001      2000      1999
INTEREST INCOME
Interest and fees on loans                                        $28,592   $27,082   $25,642
Interest on balances with depository institutions                      82       114        30
Interest on loans to political subdivisions                           719       644       541
Interest on federal funds sold                                        184        64        42
Income from available-for-sale and held-to-maturity securities:
     Taxable                                                       19,752    18,296    16,421
     Tax-exempt                                                     4,242     4,483     4,534
     Dividends                                                      1,569     1,472     1,205
---------------------------------------------------------------------------------------------
Total interest and dividend income                                 55,140    52,155    48,415
---------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                               20,417    23,108    19,053
Interest on short-term borrowings                                   3,944     6,102     2,454
Interest on long-term borrowings                                    3,995       935     3,064
---------------------------------------------------------------------------------------------
Total interest expense                                             28,356    30,145    24,571
---------------------------------------------------------------------------------------------
Interest margin                                                    26,784    22,010    23,844

Provision for loan losses                                             600       676       760
---------------------------------------------------------------------------------------------
Interest margin after provision for loan losses                    26,184    21,334    23,084
---------------------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts                                 1,376     1,150     1,113
Service charges and fees                                              247       232       274
Trust and financial management revenue                              1,576     1,613     1,456
Insurance commissions, fees and premiums                              582       372       438
Increase in cash surrender value of life insurance                    905        --        --
Fees related to credit card operation                                 550       897     3,064
Other operating income                                                405       226        99
---------------------------------------------------------------------------------------------
Total other income before realized gains on securities, net         5,641     4,490     6,444
Realized gains on securities, net                                   1,920     1,377     3,043
---------------------------------------------------------------------------------------------
Total other income                                                  7,561     5,867     9,487
---------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and wages                                                  8,493     7,597     6,926
Pensions and other employee benefits                                2,213     1,939     1,831
Occupancy expense, net                                              1,018       928       896
Furniture and equipment expense                                     1,431     1,194     1,078
Expenses related to credit card operation                             295       407     2,597
Pennsylvania shares tax                                               790       756       723
Other operating expense                                             4,431     4,085     3,681
---------------------------------------------------------------------------------------------
Total other expenses                                               18,671    16,906    17,732
---------------------------------------------------------------------------------------------
Income before income tax provision                                 15,074    10,295    14,839
Income tax provision                                                3,022     1,819     3,354
---------------------------------------------------------------------------------------------
NET INCOME                                                        $12,052   $ 8,476   $11,485
=============================================================================================
NET INCOME PER SHARE - BASIC                                      $  2.28   $  1.60   $  2.16
=============================================================================================
NET INCOME PER SHARE - DILUTED                                    $  2.27   $  1.60   $  2.16
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                        STOCK
                                            COMMON     DIVIDEND       PAID-IN   RETAINED
                                            STOCK    DISTRIBUTABLE    CAPITAL   EARNINGS
--------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  $5,220       $1,931      $15,468   $ 57,477
Comprehensive income:
     Net income                                                                  11,485
     Unrealized loss on securities,
       net of reclassification adjustment
       and tax effects
-------------------------------------------------------------------------------------------
Total comprehensive loss
-------------------------------------------------------------------------------------------
Cash dividends declared, $.87 per share                                          (4,639)
Shares issued from treasury related to
     Exercise of stock options                                             8
Stock dividend issued                           52       (1,931)       1,879         --
Stock dividend declared, 1%                               1,437                  (1,437)
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                   5,272        1,437       17,355     62,886
Comprehensive income:
     Net income                                                                   8,476
     Unrealized gain on securities,
       net of reclassification adjustment
       and tax effects
-------------------------------------------------------------------------------------------
Total comprehensive income
-------------------------------------------------------------------------------------------
Cash dividends declared, $.96 per share                                          (5,102)
Shares issued from treasury related to
     Exercise of stock options                                             3
Stock dividend issued                           53       (1,437)       1,384
Stock dividend declared, 1%                  1,054       (1,054)          --
Restricted stock granted                                                  14
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                   5,325        1,054       18,756     65,206
Comprehensive income:
     Net income                                                                  12,052
     Unrealized gain on securities,
       net of reclassification adjustment
       and tax effects
-------------------------------------------------------------------------------------------
Total comprehensive income
-------------------------------------------------------------------------------------------
Cash dividends declared, $1.05 per share                                         (5,554)
Treasury stock purchased
Amortization of restricted stock
Tax benefit from employee benefit plan                                               17
Stock dividend issued                           53       (1,054)       1,001
Stock dividend declared, 1%                               1,369                  (1,369)
Restricted stock granted                                                   1
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                  $5,378       $1,369      $19,758   $ 70,352
===========================================================================================

                                            ACCUMULATED
                                               OTHER         UNAMORTIZED
                                            COMPREHENSIVE        STOCK        TREASURY
                                               INCOME        COMPENSATION       STOCK       TOTAL
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  $      11,922    $          --    $ (1,451)   $  90,567
Comprehensive income:
     Net income                                                                              11,485
     Unrealized loss on securities,
       net of reclassification adjustment
       and tax effects                            (20,806)                                  (20,806)
---------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                     (9,321)
---------------------------------------------------------------------------------------------------
Cash dividends declared, $.87 per share                                                      (4,639)
Shares issued from treasury related to
     Exercise of stock options                                                       8           16
Stock dividend issued
Stock dividend declared, 1%                                                                      --
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         (8,884)              --      (1,443)      76,623
Comprehensive income:
     Net income                                                                               8,476
     Unrealized gain on securities,
       net of reclassification adjustment
       and tax effects                              8,966                                     8,966
---------------------------------------------------------------------------------------------------
Total comprehensive income                                                                   17,442
---------------------------------------------------------------------------------------------------
Cash dividends declared, $.96 per share                                                      (5,102)
Shares issued from treasury related to
     Exercise of stock options                                                       3            6
Stock dividend issued                                                                            --
Stock dividend declared, 1%
Restricted stock granted                                               (35)         21           --
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                             82              (35)     (1,419)      88,969
Comprehensive income:
     Net income                                                                              12,052
     Unrealized gain on securities,
       net of reclassification adjustment
       and tax effects                              5,202                                     5,202
---------------------------------------------------------------------------------------------------
Total comprehensive income                                                                   17,254
---------------------------------------------------------------------------------------------------
Cash dividends declared, $1.05 per share                                                     (5,554)
Treasury stock purchased                                                          (521)        (521)
Amortization of restricted stock                                        22                       22
Tax benefit from employee benefit plan                                                           17
Stock dividend issued                                                                            --
Stock dividend declared, 1%                                                                      --
Restricted stock granted                                                (4)          3           --
---------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                  $       5,284    $         (17)   $ (1,937)   $ 100,187
===================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)                                                           YEARS ENDED DECEMBER 31,
                                                                      2001        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  12,052    $  8,476    $  11,485
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                          600         676          760
    Realized gains on securities, net                               (1,920)     (1,377)      (3,043)
    (Gain) loss on sale of foreclosed assets, net                      (88)        (59)          44
    Depreciation expense                                             1,300       1,086          971
    Accretion and amortization, net                                 (1,869)     (2,491)      (1,837)
    Increase in cash surrender value of life insurance                (905)         --           --
    Amortization of restricted stock                                    22          --           --
    Deferred income taxes                                             (349)        (63)         423
    Increase in accrued interest receivable and other assets          (126)        (88)      (2,282)
    Increase in accrued interest payable and other liabilities         579       1,247        2,003
---------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                     9,296       7,407        8,524
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities              1,083         156          372
  Purchase of held-to-maturity securities                             (626)       (196)        (354)
  Proceeds from sales of available-for-sale securities              26,657      32,173       30,027
  Proceeds from maturities of available-for-sale securities        152,568      15,337       33,436
  Purchase of available-for-sale securities                       (262,898)    (17,865)    (119,753)
  Net increase in loans                                            (51,984)    (18,374)     (20,503)
  Purchase of bank-owned life insurance                                 --     (15,000)          --
  Purchase of interest in low-income housing partnerships             (306)       (697)          --
  Purchase of premises and equipment                                (1,935)     (2,426)      (1,547)
  Proceeds from sale of foreclosed assets                              660         498          463
---------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                      (136,781)     (6,394)     (77,859)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                          47,307      28,493       23,956
  Net (decrease) increase in short-term borrowings                 (36,627)      5,655       76,956
  Proceeds from long-term borrowings                               125,000          --           --
  Repayments of long-term borrowings                                   (21)    (34,420)     (25,019)
  Proceeds from sale of treasury stock                                  --           6           16
  Purchase of treasury stock                                          (521)         --           --
  Dividends paid                                                    (5,441)     (4,986)      (4,639)
---------------------------------------------------------------------------------------------------
       Net Cash Provided by (Used in) Financing Activities         129,697      (5,252)      71,270
---------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                    2,212      (4,239)       1,935
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        13,824      18,063       16,128
---------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  16,036    $ 13,824    $  18,063
===================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans       $     435    $    445    $     165
  Interest paid                                                  $  28,665    $ 29,446    $  24,006
  Income taxes paid                                              $   2,961    $  1,801    $   2,973

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens & Northern Corporation ("Corporation"), and its subsidiaries, Citizens & Northern Bank ("Bank"), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation. The consolidated financial statements also include the accounts of the Bank's wholly-owned subsidiary, C&N Financial Services Corporation, which began operations in 2000. All material intercompany balances and transactions have been eliminated in consolidation.

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

The Corporation provides Trust and Financial Management services, including administration of trusts and estates, retirement plans, and other employee benefit plans, and investment management services. In 2000, the Corporation began offering a variety of personal and commercial insurance products through C&N Financial Services Corporation. In 2001, C&N Financial Services Corporation added a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents.

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

LOANS - Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

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

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, based on factors such as credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

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

INCOME TAXES - Provisions for deferred income taxes are made as a result of temporary differences in financial and income tax methods of accounting. These differences relate principally to loan losses, securities gains or losses, depreciation, pension and other postretirement benefits and amortization of loan origination fees and costs.

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

Statement of Financial Accounting Standards No. 123 provides an alternative method of accounting for stock options, based on the estimated fair value of stock option awards. In Note 12, the Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

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

RECLASSIFICATION - Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

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

                                                                         YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                        2001        2000        1999
Unrealized holding gains (losses) on available-for-sale securities   $ 9,802    $ 14,963    $(28,481)
Less: Reclassification adjustment for gains realized in income        (1,920)     (1,377)     (3,043)
----------------------------------------------------------------------------------------------------
Net unrealized gains (losses)                                          7,882      13,586     (31,524)
Tax effect                                                            (2,680)     (4,620)     10,718
----------------------------------------------------------------------------------------------------
Net-of-tax amount                                                    $ 5,202    $  8,966    $(20,806)
====================================================================================================

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

                                                            WEIGHTED-
                                                             AVERAGE    EARNINGS
                                                  NET        COMMON       PER
                                                 INCOME      SHARES      SHARE
2001
Earnings per share - basic                    $12,052,000   5,296,003   $   2.28
Dilutive effect of stock options                                1,720
--------------------------------------------------------------------------------
Earnings per share - diluted                  $12,052,000   5,297,723   $   2.27
================================================================================

2000
Earnings per share - basic                    $ 8,476,000   5,310,131   $   1.60
Dilutive effect of stock options                                1,143
--------------------------------------------------------------------------------
Earnings per share - diluted                  $ 8,476,000   5,311,274   $   1.60
================================================================================

1999
Earnings per share - basic                    $11,485,000   5,309,763   $   2.16
Dilutive effect of stock options                                5,410
--------------------------------------------------------------------------------
Earnings per share - diluted                  $11,485,000   5,315,173   $   2.16
================================================================================

4. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2001 ranged from $1,489,000 to $5,293,000. For 2000, these balances ranged from $1,211,000 to $4,868,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Bank amounted to $1,500,000 throughout 2001 and ranged from $25,000 to $1,500,000 in 2000. Total balances restricted amounted to $4,735,000 at December 31, 2001 and $3,121,000 at December 31, 2000.

Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

5. SECURITIES

Amortized cost and fair value of securities at December 31, 2001 and 2000 are summarized as follows:

(IN THOUSANDS)                                                    DECEMBER 31, 2001
                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                   AMORTIZED    HOLDING      HOLDING         FAIR
                                                      COST       GAINS        LOSSES        VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $   2,503   $       54   $       --    $  2,557
Obligations of other U.S. Government agencies         75,295          698         (821)     75,172
Obligations of states and political subdivisions      95,835        1,422       (1,996)     95,261
Other securities                                      34,315          395         (178)     34,532
Mortgage-backed securities                           198,269        1,045         (339)    198,975
--------------------------------------------------------------------------------------------------
Total debt securities                                406,217        3,614       (3,334)    406,497
Marketable equity securities                          27,874        7,993         (266)     35,601
--------------------------------------------------------------------------------------------------
Total                                              $ 434,091   $   11,607   $   (3,600)   $442,098
==================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                   $     726   $        9   $       --    $    735
Obligations of other U.S. Government agencies            547           14           --         561
Mortgage-backed securities                               175            6           --         181
--------------------------------------------------------------------------------------------------
Total                                              $   1,448   $       29   $       --    $  1,477
==================================================================================================

(IN THOUSANDS)                                                    DECEMBER 31, 2000
                                                                  GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                    AMORTIZED    HOLDING      HOLDING      FAIR
                                                      COST        GAINS        LOSSES      VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $   2,509     $    24     $     --    $  2,533
Obligations of other U.S. Government agencies        132,713         163       (3,993)    128,883
Obligations of states and political subdivisions      68,236       1,513         (684)     69,065
Other securities                                      22,111          --       (1,147)     20,964
Mortgage-backed securities                            91,708         531         (999)     91,240
-------------------------------------------------------------------------------------------------
Total debt securities                                317,277       2,231       (6,823)    312,685
Marketable equity securities                          29,346       6,556       (1,840)     34,062
-------------------------------------------------------------------------------------------------
 Total                                             $ 346,623     $ 8,787     $ (8,663)   $346,747
=================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                   $     707     $     3     $     (2)   $    708
Obligations of other U.S. Government agencies            946           6           (5)        947
Mortgage-backed securities                               258           5           (4)        259
-------------------------------------------------------------------------------------------------
Total                                              $   1,911     $    14     $    (11)   $  1,914
=================================================================================================

The amortized cost and fair value of investment debt securities at December 31, 2001 follow. Maturities of debt securities (including mortgage-backed securities) are presented based on contractual maturities. Expected maturities differ from contractual maturities because monthly principal payments are received from mortgage-backed securities, and because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(IN THOUSANDS)                                              DECEMBER 31, 2001

                                                          AMORTIZED      FAIR
                                                             COST        VALUE
AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less                                   $     725    $     738
Due after one year through five years                         6,783        7,008
Due after five years through ten years                       67,225       66,853
Due after ten years                                         331,484      331,898
--------------------------------------------------------------------------------
Total                                                     $ 406,217    $ 406,497
================================================================================
HELD-TO-MATURITY SECURITIES:
Due in one year or less                                   $     403    $     410
Due after one year through five years                           473          478
Due after five years through ten years                          519          536
Due after ten years                                              53           53
--------------------------------------------------------------------------------
Total                                                     $   1,448    $   1,477
================================================================================

The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 2001:

(IN THOUSANDS, EXCEPT FOR PERCENTAGES)

                                                     WITHIN                 ONE -                 FIVE -
                                                      ONE                    FIVE                  TEN
                                                     YEAR       YIELD       YEARS      YIELD      YEARS
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $     --         --    $  2,503       6.01%   $     --
Obligations of other U.S. Government agencies            --                     --         --      31,121
Obligations of states and political subdivisions        725       5.37%      2,605       6.78%      3,070
Other securities                                         --         --       1,550       9.07%      1,000
Mortgage-backed securities                               --         --         125       8.34%     32,034
----------------------------------------------------------------------------------------------------------
Total                                              $    725       5.37%   $  6,783       7.05%   $ 67,225
==========================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                   $    403       5.65%   $    323       5.30%   $     --
Obligations of other U.S. Government agencies            --         --         100       5.63%        447
Mortgage-backed securities                               --         --          50       8.54%         72
----------------------------------------------------------------------------------------------------------
Total                                              $    403       5.65%   $    473       5.71%   $    519
==========================================================================================================

                                                              AFTER
                                                               TEN
                                                  YIELD       YEARS       YIELD      TOTAL        YIELD
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                      --    $     --          --    $  2,503        6.01%
Obligations of other U.S. Government agencies       6.00%     44,174        7.02%     75,295        6.60%
Obligations of states and political subdivisions    5.95%     89,435        5.31%     95,835        5.37%
Other securities                                    8.09%     31,765        7.07%     34,315        7.19%
Mortgage-backed securities                          5.04%    166,110        5.97%    198,269        5.82%
--------------------------------------------------------------------------------------------------------
Total                                               5.57%   $331,484        6.04%   $406,217        5.98%
========================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                      --    $     --          --    $    726        5.49%
Obligations of other U.S. Government agencies       6.66%         --          --         547        6.47%
Mortgage-backed securities                          6.19%         53        3.93%        175        6.16%
--------------------------------------------------------------------------------------------------------
Total                                               6.59%   $     53        3.93%   $  1,448        5.95%
========================================================================================================

Investment securities, carried at $57,938,000 at December 31, 2001 and $58,280,000 at December 31, 2000, were pledged as collateral for public deposits, trusts and certain other deposits as provided by law.

Gross realized gains and losses from the sales of available-for-sale securities, and the income tax provision related to net realized gains, for 2001, 2000 and 1999 were as follows:

(IN THOUSANDS)

                                                      2001       2000       1999
Gross realized gains                                 $ 2,408    $ 2,163    $ 3,186
Gross realized losses                                   (488)      (786)      (143)
----------------------------------------------------------------------------------
Net realized gains                                   $ 1,920    $ 1,377    $ 3,043
==================================================================================
Income tax provision related to net realized gains   $   653    $   468    $ 1,035
==================================================================================

6. LOANS

Major categories of loans and leases included in the loan portfolio are summarized as follows:

                                                  AT DECEMBER 31,
(IN THOUSANDS)                                   % OF                   % OF
                                       2001     TOTAL         2000     TOTAL
Real estate - construction        $   1,814      0.48%   $     452      0.14%
Real estate - mortgage              306,264     80.76%     263,325     80.21%
Consumer                             29,284      7.72%      28,141      8.57%
Agricultural                          2,344      0.62%       1,983      0.60%
Commercial                           24,696      6.51%      20,776      6.33%
Other                                 1,195      0.32%         948      0.29%
Political subdivisions               13,479      3.55%      12,462      3.80%
Lease receivables                       152      0.04%         218      0.07%
----------------------------------------------------------------------------
Total                               379,228    100.00%     328,305    100.00%
Less: allowance for loan losses      (5,265)                (5,291)
----------------------------------------------------------------------------
Loans, net                        $ 373,963              $ 323,014
============================================================================

Net unamortized loan fees and costs of $1,512,000 at December 31, 2001 and $1,583,000 at December 31, 2000 have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2001.

The Corporation grants commercial, residential and personal loans to customers primarily in Tioga, Bradford, Sullivan and Lycoming counties. Although the Corporation has a diversified loan portfolio, a significant portion of it's debtors' ability to honor their contracts is dependent on the local economic conditions within the region.

LOAN MATURITY DISTRIBUTION

                                                  DECEMBER 31, 2001

(IN THOUSANDS)                                    OVER ONE
                                                  YEAR BUT      AFTER
                                     ONE YEAR    LESS THAN       FIVE
                                      OR LESS   FIVE YEARS      YEARS      TOTAL
Real estate - construction           $  1,814   $       --   $     --   $  1,814
Real estate - mortgage                 88,702       70,891    146,671    306,264
Consumer                                9,530       10,664      9,090     29,284
Agricultural                              759        1,145        440      2,344
Commercial                             15,196        8,203      1,297     24,696
Other                                     177          730        288      1,195
Political subdivisions                  1,010        3,598      8,871     13,479
Lease receivables                          24           96         32        152
--------------------------------------------------------------------------------
Total                                $117,212   $   95,327   $166,689   $379,228
================================================================================

Loans in the preceding table with maturities over one year are all fixed rate loans. All loans due on demand or at a variable rate are shown as one year or less.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,050,000 at December 31, 2001 and $1,608,000 at December 31, 2000. Interest
income on such loans is recorded only as received.

Loans on which the original terms have been restructured totaled $75,000 at December 31, 2001 and $77,000 at December 31, 2000. None of the loans on which the original terms were changed were past due at December 31, 2001 and 2000.

Loans which were more than 90 days past due and still accruing interest totaled $2,067,000 at December 31, 2001 and $1,221,000 at December 31, 2000.

Transactions in the allowance for loan losses were as follows:

(IN THOUSANDS)

                                                 2001         2000         1999
Balance at beginning of year                  $ 5,291      $ 5,131      $ 4,820
  Provision charged to operations                 600          676          760
  Loans charged off                              (713)        (616)        (630)
  Recoveries                                       87          100          181
-------------------------------------------------------------------------------
Balance at end of year                        $ 5,265      $ 5,291      $ 5,131
===============================================================================

Information related to impaired loans as of December 31, 2001 and 2000 is as follows:

(IN THOUSANDS)

                                                               2001         2000
Balance of impaired loans                                      $582       $1,025
Specific allowance related to impaired loans                   $ 73       $  273

The average balance of impaired loans amounted to $781,000 in 2001, $1,079,000 in 2000 and $1,582,000 in 1999.

The following is a summary of cash receipts on impaired loans and how they were applied.

(IN THOUSANDS)

                                                        2001      2000      1999
Cash receipts applied to principal                       $35      $503      $233
Cash receipts recognized as interest income               14        87        35
--------------------------------------------------------------------------------
Total cash receipts                                      $49      $590      $268
================================================================================

7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(IN THOUSANDS)

                                                             DECEMBER 31,
                                                          2001             2000
Land                                                  $  1,126         $  1,126
Buildings and improvements                              11,313           10,725
Furniture and equipment                                  8,565            7,285
-------------------------------------------------------------------------------
Total                                                   21,004           19,136
Less: accumulated depreciation                         (11,037)          (9,804)
-------------------------------------------------------------------------------
Net                                                   $  9,967         $  9,332
===============================================================================

Depreciation expense included in occupancy expense and furniture and equipment expense was comprised of the following:

(In Thousands)

                                                    2001         2000       1999
Occupancy expense                                 $  401       $  370       $362
Furniture and equipment expense                      899          716        609
--------------------------------------------------------------------------------
Total                                             $1,300       $1,086       $971
================================================================================

8. DEPOSITS

Balances and maturities of time deposits are as follows:

(IN THOUSANDS)

                                                  DECEMBER 31, 2001
                                  2002        2003       2004      2005      2006   THEREAFTER   TOTAL
Certificates of Deposit          $136,845    $25,406    $7,004    $3,808    $6,289     $ 169    $179,521
     Yield                          4.59%      4.53%     4.99%     5.32%     5.01%     5.00%       4.63%
Individual Retirement Accounts     54,607     29,533        --        --        --        --      84,140
     Yield                          5.00%      5.00%        --        --        --        --       5.00%
--------------------------------------------------------------------------------------------------------
        Total Time Deposits      $191,452    $54,939    $7,004    $3,808    $6,289     $ 169    $263,661
--------------------------------------------------------------------------------------------------------
           Yield                    4.71%      4.78%     4.99%     5.32%     5.01%     5.00%       4.75%
========================================================================================================

                                                           DECEMBER 31, 2000
                                  2001            2002            2003           2004           2005     THEREAFTER        TOTAL
Certificates of Deposit          $111,579        $26,205         $8,191         $3,652         $1,841    $        --      $151,468
     Yield                          5.96%          6.15%          5.60%          5.41%          5.89%             --         5.96%
Individual Retirement Accounts     57,070         22,313             --             --             --             --        79,383
     Yield                          5.55%          5.55%             --             --             --             --         5.55%
----------------------------------------------------------------------------------------------------------------------------------
        Total Time Deposits      $168,649        $48,518         $8,191         $3,652         $1,841    $        --      $230,851
----------------------------------------------------------------------------------------------------------------------------------
           Yield                    5.82%          5.87%          5.60%          5.41%          5.89%             --         5.82%
==================================================================================================================================

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2001, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(IN THOUSANDS)

Three months or less                                                     $28,495
Over 3 months through 12 months                                           34,838
Over 1 year through 3 years                                                3,303
Over 3 years                                                               1,144
--------------------------------------------------------------------------------
Total                                                                    $67,780
================================================================================

Interest expense from deposits of $100,000 or more amounted to $3,220,000 in 2001, $1,925,000 in 2000 and $1,760,000 in 1999.

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(IN THOUSANDS)                                                 AT DECEMBER 31,
                                                              2001          2000
Overnight borrowings (a)                                   $ 6,300       $ 5,000
Federal Home Loan Bank borrowings (b)                       22,000        70,000
Customer repurchase agreements (c)                          19,764        10,241
Other repurchase agreements (d)                             10,000         9,450
--------------------------------------------------------------------------------
     Total short-term borrowings                           $58,064       $94,691
================================================================================

The weighted average interest rate on total short-term borrowings outstanding was 3.44% at December 31, 2001 and 6.66% at December 31, 2000. The maximum amount of total short-term borrowings outstanding at any month-end was $96,167,000 in 2001 and $104,216,000 in 2000.

(a) Overnight borrowings include federal funds purchased overnight from correspondent banks and overnight borrowings from the Federal Home Loan Bank on the "Open Repo Plus" facility. The maximum month-end amount of such borrowings was $20,000,000 in 2001, $16,500,000 in 2000 and $14,500,000 in 1999. The
average amount of such borrowings was $4,012,000 in 2001, $5,721,000 in 2000 and $6,085,000 in 1999. Weighted average interest rates were 4.58% in 2001, 6.70% in 2000, and 4.91% in 1999.

(b) Short-term Federal Home Loan Bank loans are as follows:

(IN THOUSANDS)                                                 AT DECEMBER 31,
                                                                 2001      2000
Fixed Rate 6.64% matured January 2, 2001                      $    --   $15,000
Fixed Rate 6.72% matured January 30, 2001                          --    15,000
Fixed Rate 7.00% matured April 20, 2001                            --    15,000
Variable Rate 6.70% matured July 11, 2001                          --    10,000
Variable Rate 6.70% matured August 28, 2001                        --     5,000
Fixed Rate 6.65% matured October 22, 2001                          --    10,000
Fixed Rate 5.25% maturing January 24, 2002                      5,000        --
Fixed Rate 5.20% maturing February 19, 2002                     7,000        --
Fixed Rate 2.38% maturing October 30, 2002                     10,000        --
-------------------------------------------------------------------------------
  Total short-term Federal Home Loan Bank borrowings          $22,000   $70,000
===============================================================================

Collateral for Federal Home Loan Bank loans is described below under long-term borrowings.

(c) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $19,764,000 at December 31, 2001 and $10,241,000 at December 31, 2000.

(d) Repurchase agreements included in short-term borrowings are as follows:

                                                               AT DECEMBER 31,
(IN THOUSANDS)                                                 2001         2000
Fixed Rate 7.04% matured June 16, 2001                      $    --       $9,450
Fixed Rate 5.72% maturing January 3, 2002                    10,000           --
--------------------------------------------------------------------------------
       Total repurchase agreements                          $10,000       $9,450
================================================================================

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $9,975,000 at December 31, 2001 and $9,940,000 at December 31, 2000. Average daily repurchase agreement borrowings amounted to $14,217,000 in 2001, $14,372,000 in 2000, and $41,940,000 in 1999. During 2001,
2000 and 1999, the maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $19,450,000, $35,731,000 and $53,731,000.
The weighted average interest rate on repurchase agreements was 6.20% in 2001, 5.68% in 2000, and 5.70% in 1999.

LONG-TERM BORROWINGS

Long-term borrowings from the Federal Home Loan Bank of Pittsburgh are as follows:

(IN THOUSANDS)                                                   AT DECEMBER 31,
                                                                    2001    2000
Fixed rate at 5.095%, maturing May 1, 2002                      $ 15,000    $ --
Fixed rate at 5.380%, maturing July 24, 2002                       5,000      --
Fixed rate at 5.370%, maturing January 12, 2003                   10,000      --
Fixed rate at 5.480%, maturing January 24, 2003                    5,000      --
Fixed rate at 4.790%, maturing April 26, 2003                     10,000      --
Fixed rate at 4.820%, maturing May 14, 2003                       10,000      --
Fixed rate at 4.630%, maturing July 11, 2003                      10,000      --
Fixed rate at 4.650%, maturing August 30, 2004                    10,000      --
Fixed rate at 3.840%, maturing October 22, 2004                   10,000      --
Fixed rate at 5.050%, maturing August 29, 2005                     5,000      --
Fixed rate at 4.145%, maturing October 30, 2005                    5,000      --
Fixed rate at 4.830%, maturing February 20, 2006                  20,000      --
Fixed rate at 4.455%, maturing October 30, 2006                    5,000      --
Fixed rate at 4.980%, maturing March 23, 2011                      5,000      --
Fixed rate at 6.86%, maturing December 30, 2016                      518     537
Fixed rate at 6.83%, maturing June 5, 2017                            66      68
--------------------------------------------------------------------------------
       Total long-term Federal Home Loan Bank borrowings        $125,584    $605
================================================================================

All Federal Home Loan Bank loans are collateralized by Federal Home Loan Bank Stock, mortgage-backed securities and first mortgage loans with a book value totaling $429,310,000 at December 31, 2001.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

Amounts recorded as of and through December 31, 2001 related to IPCDs are as follows (in thousands):

Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                                   $1,410

Carrying value of IPCDs                                                    1,154

Carrying value of embedded derivative liabilities                            233

Carrying value of Swap contract liabilities                                   31

Interest expense                                                              17

Other expense                                                                  7

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2001 and 2000. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

EMBEDDED DERIVATIVE LIABILITIES - IPCDS - The fair values of embedded derivatives are calculated by a third party. Factors that affect the fair value of embedded derivatives include term to maturity, market interest rates and other market factors that affect the present value of the Corporation's obligation to pay each IPCD depositor a return based on appreciation in the S&P 500 index.

EMBEDDED DERIVATIVE LIABILITIES - EQUITY OPTION SWAP CONTRACTS - The fair values of equity option Swap contracts are calculated by a third party. Factors that affect the fair value of equity option Swap contracts include: (1) the negotiated rate associated with the Corporation's obligation to make quarterly payments to the FHLB-Pittsburgh over the term of each IPCD; and (2) term to maturity, market interest rates and other market factors that affect the present value of the FHLB-Pittsburgh's obligation to pay the Corporation a return based on appreciation in the S&P 500 index.

The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

(IN THOUSANDS)                                       AT DECEMBER 31,
                                               2001                  2000
                                       CARRYING      FAIR    CARRYING      FAIR
                                        AMOUNT      VALUE     AMOUNT      VALUE
Financial assets:
  Cash and cash equivalents            $ 16,036   $ 16,036   $ 13,824   $ 13,824
  Available-for-sale securities         442,098    442,098    346,747    346,747
  Held-to-maturity securities             1,448      1,477      1,911      1,914
  Loans, net                            373,963    377,124    323,014    323,355
  Accrued interest receivable             4,871      4,871      4,953      4,953

Financial liabilities:
  Deposits                              576,274    578,319    528,967    530,265
  Short-term borrowings                  58,064     58,148     94,691     94,771
  Long-term borrowings                  125,584    128,977        605        699
  Accrued interest payable                1,420      1,420      1,725      1,725
  Embedded derivative liabilities -
    IPCDs                                   233        233         --         --
  Equity option Swap contracts -
    IPCDs                                    31         31         --         --

12. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2001 and 2000, and will not affect the Corporation's future expenses.

The following tables show the funded status and components of net periodic benefit cost from these defined benefit plans:

(IN THOUSANDS)

                                                   PENSION           POSTRETIREMENT
                                                   BENEFITS             BENEFITS
                                              2001        2000      2001      2000
CHANGE IN BENEFIT
OBLIGATION:
Benefit obligation at beginning of year      $ 7,646     $ 7,141     $ 790     $ 771
Service cost                                     271         308        19        27
Interest cost                                    497         491        58        52
Plan participants' contributions                  --          --        80        56
Actuarial (gain) loss                           (338)         14        79        (1)
Benefits paid                                   (397)       (308)     (138)     (115)
------------------------------------------------------------------------------------
Benefit obligation at end of year            $ 7,679     $ 7,646     $ 888     $ 790
====================================================================================

                                               2001        2000       2001      2000
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   beginning of year                         $ 9,317     $ 9,237     $  --     $  --
Actual return on plan assets                    (497)        388        --        --
Employer contribution                             --          --        58        59
Plan participants' contributions                  --          --        80        56
Benefits paid                                   (397)       (308)     (138)     (115)
------------------------------------------------------------------------------------
Fair value of plan assets at end of year     $ 8,423     $ 9,317     $  --     $  --
====================================================================================

Funded status                                $   744     $ 1,671     $(888)    $(790)
Unrecognized net actuarial (gain) loss            90        (886)      (17)      (95)
Unrecognized transition obligation (asset)      (205)       (228)      401       438
------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost               $   629     $   557     $(504)    $(447)
====================================================================================

                                                2001        2000      2001      2000
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate                                   7.00%       7.00%     7.00%     7.00%
Expected return on plan assets                  8.50%       8.50%      N/A       N/A
Rate of compensation increase                   5.00%       5.00%      N/A       N/A

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
COMPONENTS OF NET
PERIODIC BENEFIT COST:                           2001     2000     1999   2001      2000     1999
(IN THOUSANDS)
Service  cost                                   $ 271    $ 308    $ 302   $ 19     $  27     $ 28
Interest cost                                     497      491      460     58        52       50
Expected return on plan assets                   (787)    (815)    (749)    --        --       --
Amortization of transition obligation (asset)     (23)     (23)     (23)    37        37       36
Recognized net actuarial (gain) loss              (30)     (64)      --      1        (2)      --
-------------------------------------------------------------------------------------------------
Net periodic benefit cost (benefit)             $ (72)   $(103)   $ (10)  $115     $ 114     $114
=================================================================================================

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation's matching contributions to the plan depend upon the tax deferred contributions of employees. The Corporation's basic and matching contributions were $588,000 in 2001, $511,000 in 2000 and $513,000 in 1999.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers' supplemental deferred compensation were $38,000 in 2001, $70,000 in 2000 and $54,000 in 1999.

STOCK-BASED COMPENSATION PLANS

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

Also, the Corporation has an Independent Directors Stock Incentive Plan (formerly called the Independent Directors Stock Option Plan). In 2001, this plan was amended to permit awards of nonqualified stock options and/or restricted stock to non-employee directors. As amended, a total of 50,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients' rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards vest ratably over 3 years.

Effective January 2, 2002, the Corporation granted options to purchase a total of 40,423 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $25.50 per share, which was the market price at the date of grant. Also, effective January 2, 2002, the Corporation awarded a total of 4,560 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. The stock options and restricted stock awards that were awarded in January 2002 are not included in the tables that follow.

The Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the stock options. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table.

(NET INCOME IN THOUSANDS)

                                              2001           2000         1999
Net income
  As reported                                $12,052        $8,476       $11,485
  Pro forma                                  $11,989        $8,399       $11,428

Earnings per share-basic
  As reported                                  $2.28         $1.60         $2.16
  Pro forma                                    $2.26         $1.58         $2.15

Earnings per share-diluted
  As reported                                  $2.27         $1.60         $2.16
  Pro forma                                    $2.26         $1.58         $2.15

For purposes of the calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   2001       2000       1999
Volatility                                             17%        18%        18%
Expected option lives                             6 Years    6 Years    6 Years
Risk-free interest rate                              5.08%      5.00%      6.46%
Dividend yield                                       3.57%      3.96%      3.76%

A summary of the status of the Corporation's stock option plans is presented below:

                                          2001                   2000                   1999
----------------------------------------------------------------------------------------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE               EXERCISE
                                  SHARES        PRICE    SHARES        PRICE     SHARES       PRICE
Outstanding, beginning of year     100,810    $  28.04     82,420    $  29.63     58,850    $  30.38
Granted                              1,976    $  21.25     18,615    $  20.91     25,550    $  27.67
Exercised                               --          --       (225)   $  20.00       (680)   $  24.06
Forfeited                          (19,550)   $  28.72         --          --     (1,300)   $  27.89
----------------------------------------------------------------------------------------------------
Outstanding, end of year            83,236    $  27.73    100,810    $  28.04     82,420    $  29.63
====================================================================================================
Options exercisable at year-end     64,906    $  26.94     48,215    $  28.69     30,700    $  28.69
Fair value of options granted                 $   3.48               $   3.14               $   5.27

The following table summarizes information about stock options outstanding as of December 31, 2001:

                                        OUTSTANDING                    EXERCISABLE
                                             AT          REMAINING          AT
                                        DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
EXERCISE PRICES                             2001       LIFE IN YEARS       2001
$20.00                                      5,595              4           5,595
$25.50-$27.84                               9,700              5           9,700
$33.25-$36.50                              12,850              6          10,800
$33.13-$36.38                              16,500              7          11,020
$25.00-$27.00                              20,600              8           9,800
$20.25                                     16,015              9          16,015
$21.25                                      1,976              9           1,976
--------------------------------------------------------------------------------
                                           83,236                         64,906
================================================================================

The following table summarizes restricted stock awards through December 31, 2001:

                                                               2001         2000
Number of shares awarded                                        221        1,752

Market price of stock at date of grant                    $   21.25    $   20.25

Compensation expense related to restricted stock was $22,000 in 2001. There was no compensation expense related to restricted stock awards in 2000 or 1999.

13.  INCOME TAXES
The following temporary differences gave rise to the net deferred tax liability (asset) at December 31, 2001 and 2000:

(IN THOUSANDS)

                                                            2001           2000
Deferred tax liabilities:
  Realized gains on securities                           $    --        $   432
  Depreciation                                               240            218
  Prepaid pension                                            220            195
  Accretion on securities                                      2             16
  Investments in limited partnerships                         24             --
  Unrealized holding gains on securities                   2,722             42
-------------------------------------------------------------------------------
Total                                                      3,208            903
-------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                               (1,843)        (1,852)
  Postretirement and sick benefits                          (194)          (175)
  Loan fees and costs                                        (60)           (89)
  Supplemental executive retirement plan                    (168)          (158)
  Writedown of foreclosed assets                              --            (17)
-------------------------------------------------------------------------------
Total                                                     (2,265)        (2,291)
-------------------------------------------------------------------------------
Deferred tax liability (asset), net                      $   943        $(1,388)
===============================================================================

Tax provision:

                                           2001             2000            1999
Currently payable                       $ 3,371          $ 1,882          $2,931
Deferred                                   (349)             (63)            423
--------------------------------------------------------------------------------
Total provision                         $ 3,022          $ 1,819          $3,354
================================================================================

Reconciliation of tax provision:

                                         2001                 2000                 1999
                                       AMOUNT        %      AMOUNT        %      AMOUNT        %
Expected provision                    $ 5,276   35.00%     $ 3,603   35.00%     $ 5,194   35.00%
Tax-exempt interest income            (1,730)  (11.48)     (1,738)  (16.88)     (1,727)  (11.64)
Nondeductible interest expense            226     1.50         280     2.72         232     1.56
Dividends received deduction            (267)   (1.77)       (235)   (2.28)       (203)   (1.37)
Increase in cash surrender value of
  Life insurance                        (317)   (2.10)          --       --          --       --
Surtax exemption                        (151)   (1.00)       (103)   (1.00)       (102)   (0.69)
Other, net                               (15)   (0.10)          12     0.11        (40)   (0.26)
------------------------------------------------------------------------------------------------
Effective income tax provision        $ 3,022   20.05%     $ 1,819   17.67%     $ 3,354   22.60%
================================================================================================

14. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(IN THOUSANDS)

                                           BEGINNING      NEW                     OTHER    ENDING
                                            BALANCE      LOANS      REPAYMENTS   CHANGES   BALANCE
14 directors, 6 executive officers 2001      $5,730     $  658       $(1,833)    $ 1,980    $6,535
14 directors, 6 executive officers 2000       6,640        724        (1,450)       (184)    5,730
15 directors, 6 executive officers 1999       4,709      2,551          (789)        169     6,640

The above transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risks of collectibility. Other changes represent net increases in existing lines of credit and transfers in and out of the related party category.

15. OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amounts represent credit risk at December 31, 2001 and 2000 are as follows:

      (IN THOUSANDS)                                   2001          2000
      Commitments to extend credit                   $86,498       $68,809
      Standby letters of credit                      $ 5,508       $ 4,792

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

16. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation's and the Bank's actual capital amounts and ratios are also presented in the following table.

(DOLLARS IN THOUSANDS)                                                                 MINIMUM
                                                                                     TO BE WELL
                                                                    MINIMUM       CAPITALIZED UNDER
                                                                    CAPITAL       PROMPT CORRECTIVE
                                                 ACTUAL           REQUIREMENT     ACTION PROVISIONS
                                             AMOUNT   RATIO     AMOUNT    RATIO    AMOUNT     RATIO
                                           --------------------------------------------------------
DECEMBER 31, 2001:
Total capital to risk- weighted assets:
     Consolidated                          $103,645   22.94%   $36,144   > = 8%   $45,180   > = 10%
     Bank                                    87,070   19.69%    35,372   > = 8%    44,215   > = 10%

Tier 1 capital to risk- weighted assets:
     Consolidated                            94,903   21.01%    18,072   > = 4%    27,108   > = 6%
     Bank                                    79,855   18.06%    17,686   > = 4%    26,529   > = 6%

Tier 1 capital to average assets:
     Consolidated                            94,903   11.18%    33,960   > = 4%    42,450   > = 5%
     Bank                                    79,855    9.63%    33,164   > = 4%    41,455   > = 5%

(DOLLARS IN THOUSANDS)                                                                 MINIMUM
                                                                                     TO BE WELL
                                                                    MINIMUM       CAPITALIZED UNDER
                                                                    CAPITAL       PROMPT CORRECTIVE
                                                 ACTUAL           REQUIREMENT     ACTION PROVISIONS
                                             AMOUNT   RATIO     AMOUNT    RATIO    AMOUNT     RATIO
                                           --------------------------------------------------------
DECEMBER 31, 2000:
Total capital to risk- weighted assets:
     Consolidated                          $ 96,295   22.77%   $33,828   > = 8%   $42,285   > = 10%
     Bank                                    81,498   22.10%    29,498   > = 8%    36,873   > = 10%

Tier 1 capital to risk- weighted assets:
     Consolidated                            88,887   21.02%    16,914   > = 4%    25,371   > = 6%
     Bank                                    75,187   20.39%    14,749   > = 4%    22,124   > = 6%

Tier 1 capital to average assets:
     Consolidated                            88,887   12.56%    28,309   > = 4%    35,386   > = 5%
     Bank                                    75,187   10.89%    27,623   > = 4%    34,529   > = 5%

Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year's net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation's dividends in 2002 may not exceed $9,872,000, plus consolidated net income for 2002. Additionally, banking regulators limit the amount of dividends that may be paid by the Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $69,828,000 at December 31, 2001, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Bank's stockholder's equity (excluding accumulated other comprehensive income) or $7,986,000 at December 31, 2001.

17. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET

                                                                DECEMBER 31,
(IN THOUSANDS)                                                  2001        2000
ASSETS
Cash                                                        $    333     $    63
Investment in subsidiaries:
     Citizens & Northern Bank                                 82,914      74,597
     Citizens & Northern Investment Corporation               16,383      13,566
     Bucktail Life Insurance Company                           2,010       2,085
Other assets                                                      13          28
--------------------------------------------------------------------------------
TOTAL ASSETS                                                $101,653     $90,339
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                           $  1,466     $ 1,353
Other liabilities                                                 --          17
Stockholders' equity                                         100,187      88,969
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $101,653     $90,339
================================================================================

CONDENSED INCOME STATEMENT

                                                    YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                       2001       2000        1999
Dividends from Citizens & Northern Bank          $  6,286    $ 4,077    $  7,000
Other dividend income                                 250         --         224
Securities gains                                       --         --         159
Expenses                                              (74)      (179)       (184)
--------------------------------------------------------------------------------
Income before equity in undistributed income
  of subsidiaries                                   6,462      3,898       7,199
Equity in undistributed income of subsidiaries      5,590      4,578       4,286
--------------------------------------------------------------------------------
NET INCOME                                       $ 12,052    $ 8,476    $ 11,485
================================================================================

CONDENSED STATEMENT OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                       2001       2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 12,052    $ 8,476    $ 11,485
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income of
       Subsidiaries                                (5,590)    (4,578)     (4,286)
     Securities gains                                  --         --        (159)
     Amortization of restricted stock                  22         --          --
     Decrease (increase) in other assets               14        (28)      1,300
     Increase (decrease) in other liabilities          --         17        (144)
--------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities      6,498      3,887       8,196
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash investment in subsidiary                      (266)      (225)     (1,888)
  Purchase of available-for-sale securities            --         --        (753)
  Proceeds from sale of available-for-sale
    Securities                                         --         --         360
--------------------------------------------------------------------------------
     Net Cash Used in Investing Activities           (266)      (225)     (2,281)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of treasury stock                 --          6          16
  Purchase of treasury stock                         (521)        --          --
  Dividends paid                                   (5,441)    (4,986)     (4,639)
--------------------------------------------------------------------------------
     Net Cash Used in Investing Activities         (5,962)    (4,980)     (4,623)
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         270     (1,318)      1,292
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                              63      1,381          89
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR           $    333    $    63    $  1,381
================================================================================

18. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2001 and 2000:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                          2001 QUARTER ENDED
                                                   Mar. 31,    June 30,   Sept. 30,    Dec. 31,
Interest income                                   $  13,214   $  13,947   $  14,086   $  13,893
Interest expense                                      7,492       7,278       7,037       6,549
-----------------------------------------------------------------------------------------------
Interest margin                                       5,722       6,669       7,049       7,344
Provision for loan losses                               150         150         150         150
-----------------------------------------------------------------------------------------------
Interest margin after provision for loan losses       5,572       6,519       6,899       7,194
Other income                                          1,313       1,399       1,476       1,453
Securities gains                                        455         742         520         203
Other expenses                                        4,598       4,580       4,575       4,918
-----------------------------------------------------------------------------------------------
Income before income tax provision                    2,742       4,080       4,320       3,932
Income tax provision                                    477         891         914         740
-----------------------------------------------------------------------------------------------
Net income                                        $   2,265   $   3,189   $   3,406   $   3,192
===============================================================================================
Net income per share - basic                      $    0.43   $    0.60   $    0.64   $    0.60
===============================================================================================
Net income per share - diluted                    $    0.43   $    0.60   $    0.64   $    0.60
===============================================================================================

(IN THOUSANDS, EXCEPT PER SHARE DATA)                          2000 QUARTER ENDED
                                                   Mar. 31,    June 30,   Sept. 30,    Dec. 31,
Interest income                                   $  12,857   $  12,949   $  13,125   $  13,224
Interest expense                                      7,145       7,396       7,790       7,814
-----------------------------------------------------------------------------------------------
Interest margin                                       5,712       5,553       5,335       5,410
Provision for loan losses                               226         150         150         150
-----------------------------------------------------------------------------------------------
Interest margin after provision for loan losses       5,486       5,403       5,185       5,260
Other income                                          1,358       1,050         963       1,119
Securities gains                                         15         322         230         810
Other expenses                                        4,209       4,116       4,171       4,410
-----------------------------------------------------------------------------------------------
Income before income tax provision                    2,650       2,659       2,207       2,779
Income tax provision                                    501         446         374         498
-----------------------------------------------------------------------------------------------
Net income                                        $   2,149   $   2,213   $   1,833   $   2,281
===============================================================================================
Net income per share - basic                      $    0.40   $    0.42   $    0.35   $    0.43
===============================================================================================
Net income per share - diluted                    $    0.40   $    0.42   $    0.35   $    0.43
===============================================================================================

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                            Parente Randolph, PC /s/

Williamsport, Pennsylvania
February 15, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers is incorporated herein by reference to the Corporation's proxy statement dated March 19, 2002 for the annual meeting of stockholders to be held on April 16, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation information is incorporated herein by reference to the Corporation's proxy statement dated March 19, 2002 for the annual meeting of stockholders to be held on April 16, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Corporation's proxy statement dated March 19, 2002 for the annual meeting of stockholders to be held on April 16, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning loans to Directors and Executive Officers is provided in
Note 14 to the Consolidated Financial Statements, which is included in Part II,
Item 8 of Form 10-K. Additional information is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions" of the Corporation's proxy statement dated March 19, 2002 for the annual meeting of stockholders to be held on April 17, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

                                                                            Page
                                                                            ----
     Independent Auditors' Report                                             54

     Financial Statements:
          Consolidated Balance Sheet - December 31, 2001 and 2000             28
          Consolidated Statement of Income - Years Ended
              December 31, 2001, 2000 and 1999                                29
          Consolidated Statement of Changes in Stockholders' Equity -
               Years Ended December 31, 2001, 2000 and 1999                   30
          Consolidated Statement of Cash Flows - Years Ended
               December 31, 2001, 2000 and 1999                               31
          Notes to Consolidated Financial Statements                     32 - 53

(a) (2) Financial statement schedules are either omitted because inapplicable or included in the financial statements or related notes. Individual financial statements of Bucktail Life Insurance Company and Citizens & Northern Investment Corporation, consolidated subsidiaries, have been omitted, as neither the assets nor the income from continuing operations before tax exceeded ten percent of the consolidated totals.

(a) (3) Exhibits (numbered as in Item 601 of Regulation S-K):

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

18. Letter re: change in accounting
    principles                               Not applicable

21. Subsidiaries of the registrant           Filed herewith

22. Published report regarding matters
    submitted to vote of security holders    Not applicable

23. Consents of experts and counsel          Not applicable

24. Power of attorney                        Not applicable

99. Additional exhibits:

    99.1 Additional information mailed to
         stockholders with proxy statement
         and Form 10-K on March 19, 2002     Filed herewith

(b) On October 11, 2001, a Current Report on Form 8-K was filed to report the Corporation's consolidated earnings results for the three-month and nine-month periods ended September 30, 2001.

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

CITIZENS & NORTHERN CORPORATION


By: Craig G. Litchfield /s/
---------------------------
Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date: March 19, 2002


By: Mark A. Hughes /s/
----------------------
Treasurer and Principal Accounting Officer

Date: March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS
Dennis F Beardslee            /s/   Edward L. Learn                  /s/
      Dennis F. Beardslee               Edward L. Learn
Date: March 19, 2002               Date: March 19, 2002

 J Robert Bower               /s/   Craig G Litchfield               /s/
      J Robert Bower                    Craig G Litchfield
Date: March 19, 2002               Date: March 19, 2002

 R Robert DeCamp              /s/   Lawrence F Mase                  /s/
      R Robert DeCamp                   Lawrence F Mase
Date: March 19, 2002               Date: March 19, 2002

 R Bruce Haner                /s/   Edward H Owlett, III             /s/
     R Bruce Haner                      Edward H Owlett, III
Date: March 19, 2002               Date: March 19, 2002

 Susan E Hartley              /s/   F David Pennypacker              /s/
     Susan E Hartley                    F David Pennypacker
Date: March 19, 2002               Date: March 19, 2002

 Karl W. Kroeck               /s/   Leonard Simpson                  /s/
     Karl W. Kroeck                     Leonard Simpson
Date: March 19, 2002               Date: March 19, 2002

Leo F. Lambert                /s/  James E. Towner                   /s/
     Leo F. Lambert                     James E. Towner
Date: March 19, 2002               Date: March 19, 2002