Form 10-Q
period 2002-03-31
CITIZENS & NORTHERN CORP
filed 2002-05-14
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended March 31, 2002

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

Title                                         Outstanding
Common Stock ($1.00 par value)      5,283,312 Shares Outstanding May 10, 2002



                   CITIZENS & NORTHERN CORPORATION
                                Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - March 31, 2002 and
December 31, 2001                                                   Page  3

Consolidated Statement of Income - Three Months
Ended March 31, 2002 and 2001                                       Page  4

Consolidated Statement of Cash Flows - Three Months
Ended March 31, 2002 and 2001                                       Page  5

Notes to Consolidated Financial Statements                          Pages 6 through 8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 Pages 8 through 20

Item 3.  Information About Market Risk                              Pages 20 and 21

Part II.  Other Information                                         Page 22

Signatures                                                          Page 23


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

ITEM 1. FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEET                                               MARCH 31,      DECEMBER 31,
(In Thousands Except Share Data)                                           2002             2001
                                                                        (UNAUDITED)        (NOTE)
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                     $  10,434       $  14,055
     Interest-bearing                                                            2,569           1,981
-------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                       13,003          16,036
Available-for-sale securities                                                  478,851         433,969
Held-to-maturity securities                                                      1,178           1,448
Loans, net                                                                     385,422         373,963
Bank-owned life insurance                                                       16,129          15,905
Accrued interest receivable                                                      5,689           4,871
Bank premises and equipment, net                                                10,220           9,967
Foreclosed assets held for sale                                                    318             179
Other assets                                                                    12,115          10,661
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $ 922,925       $ 866,999
=======================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                     $  63,235       $  63,858
     Interest-bearing                                                          528,738         512,416
-------------------------------------------------------------------------------------------------------
          Total deposits                                                       591,973         576,274
Dividends payable                                                                1,466           1,466
Short-term borrowings                                                           37,885          58,064
Long-term borrowings                                                           185,731         125,584
Accrued interest and other liabilities                                           5,634           5,424
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              822,689         766,812
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,431,021 in 2002 and 5,378,212 in 2001                      5,432           5,378
Stock dividend distributable                                                         -           1,369
Paid-in capital                                                                 21,133          19,758
Retained earnings                                                               72,698          70,352
-------------------------------------------------------------------------------------------------------
     Total                                                                      99,263          96,857
Accumulated other comprehensive income                                           2,985           5,284
Unamortized stock compensation                                                    (112)            (17)
Treasury stock, at cost:
     140,854 shares at March 31, 2002                                           (1,900)
     143,412 shares at December 31, 2001                                                        (1,937)
-------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     100,236         100,187
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 922,925       $ 866,999
=======================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)  (UNAUDITED)

                                                                                   3 MONTHS ENDED
                                                                               MARCH 31,       MARCH 31,
                                                                                 2002            2001
INTEREST INCOME
   Interest and fees on loans                                                  $    7,257       $    6,902
   Interest on balances with depository institutions                                    8               19
   Interest on loans to political subdivisions                                        150              171
   Interest on federal funds sold                                                       4               61
   Income from available-for-sale and
     held-to-maturity securities:
       Taxable                                                                      4,664            4,733
       Tax-exempt                                                                   1,311              944
       Dividends                                                                      248              263
-----------------------------------------------------------------------------------------------------------
    Total interest and dividend income                                             13,642           13,093
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                                             4,257            5,693
   Interest on short-term borrowings                                                  272            1,331
   Interest on long-term borrowings                                                 1,787              468
-----------------------------------------------------------------------------------------------------------
   Total interest expense                                                           6,316            7,492
-----------------------------------------------------------------------------------------------------------
   Interest margin                                                                  7,326            5,601
   Provision for loan losses                                                          180              150
-----------------------------------------------------------------------------------------------------------
   Interest margin after provision for loan losses                                  7,146            5,451
-----------------------------------------------------------------------------------------------------------
OTHER INCOME
   Service charges on deposit accounts                                                384              296
   Service charges and fees                                                            65               68
   Trust and financial management revenue                                             439              387
   Insurance commissions, fees and premiums                                           215              138
   Increase in cash surrender value of life insurance                                 224              222
   Fees related to credit card operation                                              130              128
   Other operating income                                                             230              195
-----------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net                      1,687            1,434
   Realized gains on securities, net                                                1,226              455
-----------------------------------------------------------------------------------------------------------
   Total other income                                                               2,913            1,889
-----------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                                               2,238            2,018
   Pensions and other employee benefits                                               615              580
   Occupancy expense, net                                                             278              259
   Furniture and equipment expense                                                    447              346
   Expenses related to credit card operation                                           71               77
   Pennsylvania shares tax                                                            183              196
   Other operating expense                                                          1,274            1,122
-----------------------------------------------------------------------------------------------------------
   Total other expenses                                                             5,106            4,598
-----------------------------------------------------------------------------------------------------------
   Income before income tax provision                                               4,953            2,742
   Income tax provision                                                             1,115              477
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $    3,838       $    2,265
===========================================================================================================
  PER SHARE DATA:
  Net income - basic                                                           $     0.73       $     0.43
  Net income - diluted                                                         $     0.72       $     0.43
-----------------------------------------------------------------------------------------------------------
  Dividend per share                                                           $     0.28       $     0.26
-----------------------------------------------------------------------------------------------------------
  Number of shares used in computation - basic                                  5,291,559        5,308,562
  Number of shares used in computation - diluted                                5,301,360        5,308,856



The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)


                                                                                3 MONTHS ENDED
                                                                           MARCH 31,        MARCH 31,
                                                                              2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $   3,838       $   2,265
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       180             150
     Realized gains on securities, net                                            (1,226)           (455)
     Gain on sale of foreclosed assets, net                                           (8)            (25)
     Depreciation expense                                                            367             305
     Accretion and amortization, net                                                (101)           (627)
     Increase in cash surrender value of life insurance                             (224)           (222)
     Amortization of restricted stock                                                 21               -
     Increase in accrued interest receivable and other assets                     (1,334)         (1,010)
     Increase in accrued interest payable and other liabilities                    1,167           2,204
---------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                   2,680           2,585
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                             268             860
   Purchase of held-to-maturity securities                                             -            (626)
   Proceeds from sales of available-for-sale securities                            4,393             576
   Proceeds from maturities of available-for-sale securities                      26,408          36,530
   Purchase of available-for-sale securities                                     (77,838)        (89,187)
   Purchase of restricted stock                                                     (710)              -
   Net increase in loans                                                         (11,829)         (1,651)
   Purchase of premises and equipment                                               (620)           (210)
   Proceeds from sale of foreclosed assets                                            59             105
---------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                    (59,869)        (53,603)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                       15,699           1,899
   Net decrease in short-term borrowings                                         (20,179)         (7,306)
   Proceeds from long-term borrowings                                             60,153          60,000
   Repayments of long-term borrowings                                                 (6)             (5)
   Purchase of treasury stock                                                        (32)           (130)
   Sale of treasury stock                                                             13               -
   Dividends paid                                                                 (1,492)         (1,353)
---------------------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                                 54,156          53,105
---------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS                                 (3,033)          2,087
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     16,036          13,824
---------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  13,003       $  15,911
=========================================================================================================
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:
   Assets acquired through foreclosure of real estate loans                    $     191       $     136
   Interest paid                                                               $   5,212       $   5,437
   Income taxes paid                                                           $     520       $      25


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF INTERIM PRESENTATION

The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2001, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

Results reported for the three months ended March 31, 2002 might not be indicative of the results for the year ending December 31, 2002.

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

                                                                                          WEIGHTED-
                                                                                           AVERAGE          EARNINGS
                                                                         NET              COMMON              PER
                                                                      INCOME              SHARES             SHARE
QUARTER ENDED MARCH 31, 2002
Earnings per share - basic                                           $3,838,000           5,291,559          $ 0.73
Dilutive effect of stock options                                                              9,801
--------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                         $3,838,000           5,301,360          $ 0.72
====================================================================================================================

QUARTER ENDED MARCH 31, 2001
Earnings per share - basic                                           $2,265,000           5,308,562          $ 0.43
Dilutive effect of stock options                                                                294
--------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted                                         $2,265,000           5,308,856          $ 0.43
====================================================================================================================


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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Comprehensive income is calculated as follows:

                                                                                  QUARTERS ENDED
                                                                                     MARCH 31,
(IN THOUSANDS)                                                                  2002         2001
Net income                                                                     $ 3,838      $ 2,265

Unrealized holding (losses) gains on available-for-sale securities              (2,257)       7,041
Less: Reclassification adjustment for gains realized in income                  (1,226)        (455)
----------------------------------------------------------------------------------------------------
Other comprehensive (loss) income before income tax                             (3,483)       6,586
Income tax related to other comprehensive income/loss                            1,184       (2,239)
----------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                               (2,299)       4,347
----------------------------------------------------------------------------------------------------
Comprehensive income                                                           $ 1,539      $ 6,612
====================================================================================================


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded as of March 31, 2002 and December 31. 2001, and for the first quarter 2002, related to IPCDs are as follows (in thousands):

                                                                  MARCH 31,         DEC. 31,
                                                                    2002               2001
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                             $ 2,156         $ 1,410

Carrying value of IPCDs                                               1,780           1,154

Carrying value of embedded derivative liabilities
                                                                        326             233
Carrying value of Swap contract liabilities
                                                                         62              31


                                                               3 MONTHS ENDED
                                                                  MARCH 31,
                                                                     2002

Interest expense                                                    $   16

Other expense                                                            4


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART I - FINANCIAL INFORMATION  (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

EARNINGS OVERVIEW

Net income for the first quarter 2002 was $3,838,000, or $0.73 per share - basic and $0.72 per share - diluted. This represents an increase of 67.4% in net income per share - diluted over the first quarter 2001. Return on average assets, excluding unrealized gains and losses on securities, increased 44.6%, to 1.75% in the first quarter 2002 compared to 1.21% in the first quarter 2001. Including the effects of unrealized gains and losses on securities, return on average assets increased to 1.74% in the first quarter 2002 from 1.21% in the first quarter 2001. Return on average equity, excluding unrealized gains and losses on securities, rose 58.4%, to 16.06% in the first quarter 2002 from 10.14% in the first quarter 2001. Including unrealized gains and losses on securities, return on average equity increased 49.6%, to 15.09% in the first quarter 2002 from 10.09% in the first quarter 2001.

The most significant income statement changes between the first quarter 2002 and the first quarter 2001 were as follows:

- The interest margin increased significantly ($1,725,000, or 30.8%), to $7,326,000 in the first quarter 2002 from $5,601,000 in the first quarter 2001. The Corporation's net interest margin (excess of interest and dividend income over interest expense) widened dramatically over the last three quarters of 2001 and the first quarter 2002 compared to the previous several quarters. This resulted primarily from reductions in interest rates on deposits and borrowed funds. Also, the Corporation has experienced significant growth in deposits and loans, and has identified opportunities to borrow funds and invest the proceeds in securities at positive spreads. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

- Net realized gains on securities were $1,226,000 in the first quarter 2002, compared to $455,000 in the first quarter 2001. In the first quarter 2002, the Corporation sold its holdings of 2 bank stocks for realized gains totaling $1,109,000 (pre-tax). These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks.

- Other (noninterest) expenses increased $508,000, or 11.0%, in the first quarter 2002 compared to the first quarter 2001. The increase reflects increases in payroll costs, depreciation and maintenance agreements associated with computer hardware and software. These types of costs have increased as a result of the need to add personnel and supplement existing systems to keep up with expansion of services and growth in lending activity over the last few years.

- The income tax provision increased to $1,115,000 in the first quarter 2002 from $477,000 in the first quarter 2001, because pre-tax income is higher.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)


                                                        MAR. 31,      DEC. 31,     SEPT. 30,     JUNE 30,      MAR. 31,
                                                          2002          2001          2001         2001          2001
Interest income                                           $ 13,642      $ 13,776      $ 13,962     $ 13,830      $ 13,093
Interest expense                                             6,316         6,549         7,037        7,278         7,492
--------------------------------------------------------------------------------------------------------------------------
Interest margin                                              7,326         7,227         6,925        6,552         5,601
Provision for loan losses                                      180           150           150          150           150
--------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses              7,146         7,077         6,775        6,402         5,451
Other income                                                 1,687         1,570         1,600        1,516         1,434
Securities gains                                             1,226           203           520          742           455
Other expenses                                               5,106         4,918         4,575        4,580         4,598
--------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                           4,953         3,932         4,320        4,080         2,742
Income tax provision                                         1,115           740           914          891           477
--------------------------------------------------------------------------------------------------------------------------
Net income                                                $  3,838      $  3,192      $  3,406     $  3,189      $  2,265
==========================================================================================================================
Net income per share - basic                              $   0.73      $   0.60      $   0.64     $   0.60      $   0.43
==========================================================================================================================
Net income per share - diluted                            $   0.72      $   0.60      $   0.64     $   0.60      $   0.43
==========================================================================================================================


The number of shares used in calculating net income per share for each quarter of 2001 reflects the retroactive effect of a 1% stock dividend declared in December 2001 and issued in January 2002.

PROSPECTS FOR THE REMAINDER OF 2002

Overall, prospects for the remainder of 2002 are very good. Despite a national recession, loan demand has been outstanding over the last year (net loans are up 18.8% as of March 31, 2002 compared to one year earlier) and continues to be strong. The Corporation's major concentration continues to be real estate secured loans, with significant new loans generated recently, and "in the pipeline," related to both residential and commercial activity.

Deposits and customer repurchase agreements have also grown substantially (up 11.3% as of March 31, 2002 compared to one year earlier), and there continues to be significant customer demand in recent months. The largest category of deposit growth in recent months has been certificates of deposit, in part because investors have moved funds out of the U.S. stock market. Also, the Corporation has developed some new, innovative CD products over the last year. In June 2001, the Corporation began to offer Index Powered CDs, which are described in more detail in Note 4 to the consolidated financial statements. Effective in May 2002, the Corporation began to offer "Roll-up" CDs. Roll-up CDs allow the investor to increase the interest rate, to the Corporation's current CD rate for the same term, once during the term of a 3-year, 4-year or 5-year term, subject to limitations. This roll-up feature permits the investor an opportunity to receive a higher rate of return, if rates increase, without risk of reduction in rate over the term of the CD.

Management believes the Corporation is positioned to do well over the rest of 2002; however, it may be difficult to achieve net income in the remaining quarters as high as in the first quarter. From an interest rate risk perspective, the Corporation is liability sensitive. That means the Corporation's interest expense associated with interest-bearing liabilities (deposits and borrowed funds) changes more quickly and dramatically than does its income from interest earning assets (primarily securities and loans). As short-term market interest rates fell throughout 2001, the Corporation realized lower interest expense in its financial statements. This pattern continued into the first quarter 2002. However, as can be seen in Table I, the rate of growth in the interest margin has slowed over the last four quarters. The interest margin increased $951,000 in the second quarter 2001 over the prior quarter, then increased $373,000 in the third quarter 2001, $302,000 in the fourth quarter 2001, and $99,000 in the first quarter 2002. Currently, yields on securities and loans are at relatively low historic levels, and if short-term rates rise later this year, the Corporation's interest margin will probably shrink. Most economic forecasts anticipate an increase in short-term interest rates to occur later this year; however, the timing, magnitude and abruptness of the expected change is uncertain.

Another major variable that may affect 2002 earnings is securities gains and losses. As described earlier, net realized securities gains were unusually high in the first quarter 2002. At this time, it is impossible to predict, with any degree of precision, the amounts of securities gains and losses that may be realized over the remainder of 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, a task force of the American Institute of Certified Public Accountants is working on detailed implementation guidance for calculating the allowance for loan losses. Implementation of that detailed implementation guidance could result in an adjustment to the allowance; however, based on the latest targeted effective date, that guidance would not affect the Corporation until 2004.

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

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin for the first quarter 2002 and 2001. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $7,998,000 in the first quarter 2002, an increase of $1,922,000, or 31.6%, over the first quarter 2001. Table IV shows that interest rate changes had the effect of increasing net interest income $1,156,000 in the first quarter 2002 over the same period in 2001. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) widened to 3.46% for the first quarter 2002, from 3.17% for the year ended December 31, 2001 and 2.78% for the first quarter 2001. Growth in volume also contributed to the higher net interest margin in the first quarter 2002. Table IV shows that increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $766,000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

INTEREST INCOME AND EARNING ASSETS

Interest income increased 5.5% to $14,314,000 in the first quarter 2002 from $13,568,000 in the first quarter 2001. Income from available-for-sale securities increased $492,000, or 7.8%, and interest from loans increased $328,000 or 4.6%. Overall, the increase in interest income resulted from higher volumes of securities and loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in the first quarter 2002 amounted to $438,651,000, an increase of 20.4% over the first quarter 2001. In total, available-for-sale securities grew because management was able to identify opportunities to borrow funds and invest the proceeds in securities at a positive spread. These opportunities were available because of the "steep yield curve" (longer-term interest rates much higher than shorter-term rates) that existed throughout most of the last 9 months of 2001 and the first quarter 2002. The average rate of return on available-for-sale securities was 6.29% for the first quarter 2002, considerably lower than the 7.03% level in the first quarter 2001.

Table III also shows that the composition of the available-for-sale securities portfolio has changed significantly. The average balance of U.S. Government agency securities fell to 18% of the average balance of the total portfolio in the first quarter 2002 from 37% in the first quarter 2001. In contrast, the average balance of mortgage-backed securities increased to 47% of the total portfolio in the first quarter 2002 from 31% in the first quarter 2001. In the third and fourth quarters of 2001, as a result of declining interest rates, substantial amounts of U.S. Government agency securities were called. The Corporation reinvested much of the proceeds in mortgage-backed securities. Also, much of the leveraged security purchases described above consisted of mortgage-backed securities. The portfolio's increased weighting in mortgage-backed securities is designed to provide increased cash flow, in the form of monthly principal and interest payments. This increased level of cash inflows will be available to be reinvested at higher rates when interest rates rise.

Obligations of state and political subdivisions (municipal bonds) also were a larger portion of the portfolio in the first quarter 2002 than in 2001. The average balance of municipal bonds grew to $98,853,000, or 23% of the portfolio, in the first quarter 2002 from $69,005,000, or 19% of the portfolio, in the first quarter 2001. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

The average balance of gross loans increased 15.8% in the first quarter 2002 over the first quarter 2001, to $380,925,000 from $328,838,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. Among the factors that helped create the growth in loans was the opening of the Muncy, PA office in October 2000. The Corporation also increased its lending staff in Bradford and Tioga (PA) Counties during the second half of 2001. The average rate of return on loans fell to 7.96% in the first quarter 2002 from 8.82% in the first quarter 2001, due to lower market rates. The Corporation experienced a great deal of refinancing and rate modification activity in 2001, which has impacted loan yields in the first quarter 2002, and probably will continue to impact returns for the next few years.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,176,000, or 15.7%, to $6,316,000 in the first quarter 2002 from $7,492,000 in the first quarter 2001. Overall, the impact of lower interest rates more than offset higher volumes of interest-bearing liabilities in the first quarter 2002 compared to the first quarter 2001. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, money market accounts, CDs and savings accounts. Table IV also shows that interest expense from other borrowed funds increased in the first quarter 2002 by $282,000 over the first quarter 2001. This increase was attributable to higher average balances, related to borrowings used to purchase available-for-sale securities, as discussed earlier.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased $52,622,000, or 10.0%, for the first quarter 2002 over the first quarter 2001. Of the increase in average deposits, nearly half ($25,625,000) consisted of growth in CDs. Table III also reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 3.59% for the first quarter 2002, from 4.40% for the year ended December 31, 2001 and 5.07% for the first quarter 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE
(IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,                  INCREASE/
                                                                                 2002        2001         (DECREASE)

INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                                             $    37          $    37         $      -
     Securities of other U.S. Government agencies
       and corporations                                                     1,270            2,339          (1,069)
     Mortgage-backed securities                                             2,747            1,902              845
     Obligations of states and political subdivisions                       1,914            1,344              570
     Equity securities                                                        248              263             (15)
     Other securities                                                         589              428              161
--------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                               6,805            6,313              492
--------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                                  11               11                -
     Securities of other U.S. Government agencies
       and corporations                                                         7               11              (4)
     Mortgage-backed securities                                                 3                5              (2)
--------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                    21               27              (6)
--------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                                 7               19             (12)
Federal funds sold                                                              5               61             (56)
Loans:
     Real estate loans                                                      5,995            5,600              395
     Consumer                                                                 736              778             (42)
     Agricultural                                                              47               46                1
     Commercial/industrial                                                    462              456                6
     Other                                                                     14               17              (3)
     Political subdivisions                                                   219              246             (27)
     Leases                                                                     3                5              (2)
--------------------------------------------------------------------------------------------------------------------
          Total loans                                                       7,476            7,148              328
--------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                      14,314           13,568              746
--------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest checking                                                             106              204             (98)
Money market                                                                  958            1,787            (829)
Savings                                                                       130              275            (145)
Certificates of deposit                                                     1,998            2,333            (335)
Individual Retirement Accounts                                              1,057            1,082             (25)
Other time deposits                                                             8               12              (4)
Overnight borrowings                                                           14               36             (22)
Other borrowed funds                                                        2,045            1,763              282
--------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                      6,316            7,492          (1,176)
--------------------------------------------------------------------------------------------------------------------

Net Interest Income                                                       $ 7,998          $ 6,076         $  1,922
====================================================================================================================


Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES


                                                                  3 MONTHS                YEAR                 3 MONTHS
(DOLLARS IN THOUSANDS)                                              ENDED     RATE OF     ENDED      RATE OF      ENDED      RATE OF
                                                                  3/31/2002   RETURN/   12/31/2001   RETURN/    3/31/2001    RETURN/
                                                                   AVERAGE    COST OF    AVERAGE     COST OF     AVERAGE     COST OF
                                                                   BALANCE     FUNDS     BALANCE      FUNDS      BALANCE      FUNDS
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                                      $  2,502   6.00%      $  2,506    6.03%       $  2,508     5.98%
     Securities of other U.S. Government agencies
       and corporations                                              78,239   6.58%       113,186    6.82%        136,018     6.97%
     Mortgage-backed securities                                     205,440   5.42%       150,838    6.29%        113,031     6.82%
     Obligations of states and political subdivisions                98,853   7.85%        78,741    7.89%         69,005     7.90%
     Equity securities                                               20,182   4.98%        21,062    5.18%         21,855     4.88%
     Other securities                                                33,435   7.14%        29,577    7.59%         22,030     7.88%
------------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                       438,651   6.29%       395,910    6.80%        364,447     7.03%
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                           730   6.11%           742    5.39%            740     6.03%
     Securities of other U.S. Government agencies
       and corporations                                                 434   6.54%           680    6.32%            746     5.98%
     Mortgage-backed securities                                         163   7.46%           205    7.80%            234     8.67%
------------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                           1,327   6.42%         1,627    6.08%          1,720     6.37%
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                       1,901   1.49%         2,659    3.08%          1,653     4.66%
Federal funds sold                                                    1,069   1.90%         5,064    3.63%          4,358     5.68%
Loans:
     Real estate loans                                              311,233   7.81%       279,828    8.37%        264,129     8.60%
     Consumer                                                        28,974  10.30%        28,062   10.89%         28,100    11.23%
     Agricultural                                                     2,356   8.09%         2,070    9.18%          1,934     9.65%
     Commercial/industrial                                           26,188   7.15%        22,212    8.24%         20,996     8.81%
     Other                                                              864   6.57%           892    7.62%            848     8.13%
     Political subdivisions                                          11,169   7.95%        13,108    7.96%         12,624     7.90%
     Leases                                                             141   8.63%           181    9.39%            207     9.80%
------------------------------------------------------------------------------------------------------------------------------------
          Total loans                                               380,925   7.96%       346,353    8.56%        328,838     8.82%
------------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                                      823,873   7.05%       751,613    7.57%        701,016     7.85%
Cash                                                                 12,769                11,871                  10,458
Unrealized gain/loss on securities                                    9,290                 6,639                     570
Allowance for loan losses                                           (5,326)               (5,370)                 (5,366)
Bank premises and equipment                                          10,162                 9,602                   9,328
Other assets                                                         31,082                30,874                  32,087
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $ 881,850             $ 805,229               $ 748,093
====================================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                                 $  37,112   1.16%     $  37,192    1.75%      $  35,574     2.33%
Money market                                                        163,196   2.38%       153,738    3.49%        156,171     4.64%
Savings                                                              49,064   1.07%        46,750    2.16%         44,982     2.48%
Certificates of deposit                                             184,397   4.39%       169,275    5.48%        158,772     5.96%
Individual Retirement Accounts                                       86,061   4.98%        79,482    5.12%         79,279     5.54%
Other time deposits                                                   1,534   2.12%         1,916    1.83%          2,023     2.41%
Overnight borrowings                                                  2,746   2.07%         4,012    4.01%          2,369     6.16%
Other borrowed funds                                                188,669   4.40%       151,615    5.13%        120,454     5.94%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                                  3.59%                  4.40%        599,624     5.07%
                                                                    712,779               643,980
Demand deposits                                                      59,926                56,226                  51,867
Other liabilities                                                     7,399                 9,002                   6,848
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                   780,104               709,208                 658,339
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other comprehensive income/loss      95,617                91,703                  89,378
Other comprehensive income/loss                                       6,129                 4,318                     376
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                          101,746                96,021                  89,754
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                        $ 881,850             $ 805,229               $ 748,093
====================================================================================================================================
Interest Rate Spread                                                          3.46%                  3.17%                    2.78%
Net Interest Income/Earning Assets                                            3.94%                  3.80%                    3.52%



(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES


(IN THOUSANDS)                                                                  QUARTERS ENDED 3/31/02 VS. 01
                                                                           CHANGE IN        CHANGE IN        TOTAL
                                                                             VOLUME           RATE           CHANGE

EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                                            $      -         $      -         $      -
     Securities of other U.S. Government agencies
       And corporations                                                      (945)            (124)          (1,069)
     Mortgage-backed securities                                             1,300             (455)             845
     Obligations of states and political subdivisions                         578               (8)             570
     Equity securities                                                        (21)               6              (15)
     Other securities                                                         204              (43)             161
--------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                               1,116             (624)             492
--------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                                   -                -                -
     Securities of other U.S. Government agencies
       and corporations                                                        (5)               1               (4)
     Mortgage-backed securities                                                (1)              (1)              (2)
--------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                    (6)               -               (6)
--------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                                 3              (15)             (12)
Federal funds sold                                                            (30)             (26)             (56)
Loans:
     Real estate loans                                                        938             (543)             395
     Consumer                                                                  23              (65)             (42)
     Agricultural                                                               9               (8)               1
     Commercial/industrial                                                    101              (95)               6
     Other                                                                      -               (3)              (3)
     Political subdivisions                                                   (29)               2              (27)
     Leases                                                                    (1)              (1)              (2)
--------------------------------------------------------------------------------------------------------------------
          Total loans                                                       1,041             (713)             328
--------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                       2,124           (1,378)             746
--------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                                               9             (107)             (98)
Money market                                                                   77             (906)            (829)
Savings                                                                        23             (168)            (145)
Certificates of deposit                                                       339             (674)            (335)
Individual Retirement Accounts                                                 88             (113)             (25)
Other time deposits                                                            (3)              (1)              (4)
Overnight borrowings                                                            5              (27)             (22)
Other borrowed funds                                                          820             (538)             282
--------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                      1,358           (2,534)          (1,176)
--------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                      $    766         $  1,156         $  1,922
====================================================================================================================


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(IN THOUSANDS)                                                             3 MONTHS ENDED
                                                                      MARCH 31,       MARCH 31,
                                                                        2002             2001
 Service charges on deposit accounts                                    $    384         $    296
 Service charges and fees                                                     65               68
 Trust and financial management revenue                                      439              387
 Insurance commissions, fees and premiums                                    215              138
 Increase in cash surrender value of life insurance                          224              222
 Fees related to credit card operation                                       130              128
 Other operating income                                                      230              195
--------------------------------------------------------------------------------------------------
 Total other operating income, before realized
  gains on securities, net                                                 1,687            1,434
 Realized gains on securities, net                                         1,226              455
--------------------------------------------------------------------------------------------------
 Total Other Income                                                    $   2,913        $   1,889
==================================================================================================


Total noninterest income increased $1,024,000, or 54.2%, in the first quarter 2002 compared to the first quarter 2001. The most significant change - the increase in security gains - is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts increased $88,000, or 29.7%. This increase resulted from increased numbers of accounts and higher average balances, as well as fee increases implemented in the second half of 2001 on certain types of services.

- Trust and financial management revenue increased $52,000, or 13.4%. This increase resulted from fee increases implemented in the latter part of 2001, and from receipt of certain fees for services provided prior to 2002. Trust revenue is recorded on a cash basis, which does not vary materially from the accrual basis.

- Insurance revenue increased $77,000, or 55.8%. Revenue from the insurance agency division of C&N Financial Services Corporation increased to $79,000 in the first quarter 2002 from $40,000 in the first quarter 2001. Also, revenue from accident and health, mortgage group life, and individual life insurance, sold to lending customers through Bucktail Life Insurance Company, increased to $136,000 in the first quarter 2002 from $98,000 in the first quarter 2001.

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)                                             3 MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2002            2001
Salaries and wages                                  $   2,238       $   2,018
Pensions and other employee benefits                      615             580
Occupancy expense, net                                    278             259
Furniture and equipment expense                           447             346
Pennsylvania shares tax                                   183             196
Expenses related to credit card operation                  71              77
Other operating expense                                 1,274           1,122
-------------------------------------------------------------------------------
Total Other Expense                                 $   5,106       $   4,598
===============================================================================

Salaries and wages increased $220,000, or 10.9%, in the first quarter 2002 compared to the first quarter 2001. The increase is the result of annual merit raises ranging from 2%-5%, an increase in the number of employees and an increase in incentive bonus expense. Increases in staff during the last 3 quarters of 2001 and first quarter 2002 included the addition of new positions in branch and commercial lending, branch administration, compliance and marketing. The number of full-time equivalent employees has increased 7.1%, to 256 as of March 31, 2002 compared to 239 as of March 31, 2001. The incentive bonus plan provides for compensation to be paid to certain key officers early in the following year, with the payment amounts based on a combination of personal and corporate performance in the current year. The estimate of such expense for the first quarter 2002 increased $42,000 over the accrual recorded in the first quarter 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Pensions and other employee benefits increased $35,000, or 6.0%, in the first quarter 2002 over the first quarter 2001. This increase is directly related to the increase in salaries and wages.

Furniture and equipment expense increased $101,000, or 29.2%, in the first quarter 2002 compared to the first quarter 2001. The largest increase within this category was in depreciation expense, which increased $56,000. There were several substantial capital expenditures over the last 3 quarters of 2001 and first quarter 2002 that produced higher depreciation expense in the first quarter 2002. The most significant items were new proof of deposit software, a new phone system and ongoing purchases of PCs and software required to maintain and upgrade the computer network. Repairs and maintenance expense increased $36,000, primarily from maintenance contracts associated with computer hardware and software.

Other expense increased $152,000, or 13.5%, in the first quarter 2002 over the first quarter 2001. This category includes many different types of expenses. Some of the overall increase in this category was caused by increases in number of transactions processed and number of employees. The most significant individual change within this category was an increase of $76,000 in expenses from Bucktail Life Insurance Company, which resulted mainly from a larger amount of life insurance claims incurred.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. There are no significant changes in the Corporation's consolidated balance sheet as of March 31, 2002 compared to December 31, 2001, other than the items addressed in that discussion. Table VII provides a summary of investment securities held at March 31, 2002 and December 31, 2001. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

TABLE VII - INVESTMENT SECURITIES

(In Thousands)
                                                           MARCH 31, 2002           DECEMBER 31, 2001
                                                        AMORTIZED      FAIR      AMORTIZED         FAIR
                                                          COST        VALUE        COST          VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                        $  2,501     $  2,528    $  2,503     $  2,557
Obligations of other U.S. Government agencies             81,402       79,411      75,295       75,172
Obligations of states and political subdivisions         105,311      104,145      95,835       95,261
Other securities                                          32,376       32,547      34,315       34,532
Mortgage-backed securities                               231,800      231,302     198,269      198,975
-------------------------------------------------------------------------------------------------------
Total debt securities                                    453,390      449,933     406,217      406,497
Marketable equity securities                              20,937       28,918      19,745       27,472
-------------------------------------------------------------------------------------------------------
Total                                                   $474,327     $478,851    $425,962     $433,969
=======================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                        $    724     $    730    $    726     $    735
Obligations of other U.S. Government agencies                297          305         547          561
Mortgage-backed securities                                   157          163         175          181
-------------------------------------------------------------------------------------------------------
Total                                                   $  1,178     $  1,198    $  1,448     $  1,477
=======================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

As noted in Table IX, the unallocated portion of the allowance for loan losses was $2,222,000 at March 31, 2002, which is relatively consistent with the unallocated allowance of $2,187,000 at December 31, 2001. These unallocated allowance balances reflect management's concern related to possible adverse changes in the local economy, including concerns related to several local plant lay-offs. In recent months, there has been some deterioration in loan delinquency data. Total 90 day or more past due loans, plus nonaccrual loans, increased 12.0% to $3,492,000 at March 31, 2002 from $3,117,000 at December 31,
2001. As reflected in Table IX, there was little change in the total allocated portion of the allowance at March 31, 2002 ($3,115,000) as compared to December 31, 2001 ($3,078,000).

The provision for loan losses increased to $180,000 in the first quarter 2002 from $150,000 in the first quarter 2001. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VIII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                             QUARTER
                                            ENDED
                                          MARCH 31,   YEARS ENDED DECEMBER 31,
                                             2002         2001         2000         1999         1998         1997
Balance, beginning of year                 $ 5,265      $ 5,291      $ 5,131      $ 4,820      $ 4,913      $ 4,776
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                             13          144          272           81          257          246
  Installment loans                             42          138           77          138          144          230
  Credit cards and related plans                63          200          214          192          264          305
  Commercial and other loans                     -          231           53          219          301            3
--------------------------------------------------------------------------------------------------------------------
Total charge-offs                              118          713          616          630          966          784
--------------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                              -            6           26           81           12           21
  Installment loans                              7           27           23           60           43           64
  Credit cards and related plans                 2           20           28           30           40           30
  Commercial and other loans                     1           34           23           10           15            9
--------------------------------------------------------------------------------------------------------------------
Total recoveries                                10           87          100          181          110          124
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                                108          626          516          449          856          660
Provision for loan losses                      180          600          676          760          763          797
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                       $ 5,337      $ 5,265      $ 5,291      $ 5,131      $ 4,820      $ 4,913
====================================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)


                                            AT
                                          MARCH 31,      AT DECEMBER 31:
                                           2002         2001         2000         1999         1998         1997
Commercial                                $ 1,632      $ 1,837      $ 1,612       $ 2,081       $ 650        $ 625
Consumer mortgage                             844          674          952           834          97          350
Impaired loans                                204           73          273           609         290          274
Consumer                                      435          494          471           437         702          375
All other commitments                           -            -            -           150         202          343
Unallocated                                 2,222        2,187        1,983         1,020       2,879        2,946
-------------------------------------------------------------------------------------------------------------------
Total Allowance                           $ 5,337      $ 5,265      $ 5,291       $ 5,131     $ 4,820      $ 4,913
===================================================================================================================



TABLE X - LOANS BY TYPE

(IN THOUSANDS)

                                   MAR. 31,     DEC. 31,     DEC. 31,     DEC. 31,    DEC. 31,      DEC. 31,
                                     2002         2001         2000         1999        1998          1997
Real estate - construction           $  1,850     $  1,814     $    452     $    649    $  1,004        $    406
Real estate - mortgage                316,412      306,264      263,325      247,604     230,815         219,952
Consumer                               28,881       29,284       28,141       29,140      30,924          33,094
Agricultural                            2,424        2,344        1,983        1,899       1,930           2,424
Commercial                             28,575       24,696       20,776       18,050      17,630          17,176
Other                                   1,914        1,195          948        1,025       1,062           6,260
Political subdivisions                 10,568       13,479       12,462       12,332       7,449           5,895
Lease receivables                         135          152          218          222         218             256
-----------------------------------------------------------------------------------------------------------------
Total                                 390,759      379,228      328,305      310,921     291,032         285,463
Less: unearned discount                     -            -            -         (29)        (29)            (37)
-----------------------------------------------------------------------------------------------------------------
                                      390,759      379,228      328,305      310,892     291,003         285,426
Less: allowance for loan losses        (5,337)      (5,265)      (5,291)      (5,131)     (4,820)         (4,913)
-----------------------------------------------------------------------------------------------------------------
Loans, net                           $385,422     $373,963     $323,014     $305,761    $286,183        $280,513
=================================================================================================================


LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At March 31, 2002, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $228,207,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at March 31, 2002:

TABLE XI - CAPITAL RATIOS

                                             CITIZENS & NORTHERN          REGULATORY STANDARDS
                                                 CORPORATION             WELL             MINIMUM
                                                  (ACTUAL)            CAPITALIZED        STANDARD
-------------------------------------------------------------------------------------------------------
Total capital to risk-weighted assets                       22.61%               10%                8%
Tier 1 capital to risk-weighted assets                      20.71%                6%                4%
Tier 1 capital to average total assets                      11.03%                5%                4%


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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the base most likely one-year scenario. The policy limit for market value variance is minus 30% from the base most likely one-year scenario. As Table XII shows, as of March 31, 2002, the Bank's interest rate risk calculations were within the policy thresholds. The most sensitive scenario presented is the "+200 basis points" scenario. If interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that net interest income would decrease 13.39% over the next 12 months, and the market value of portfolio equity would decrease 26.14%.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES


                                                                              Period Ending March 31, 2003

(In Thousands)
March 31, 2002 Data
                                                              PLUS 200                    MINUS 200
                                               MOST LIKELY      BASIS                       BASIS
                                                 FORECAST      POINTS                       POINTS
                                                  AMOUNT       AMOUNT        % CHANGE       AMOUNT       % CHANGE
Interest income:
     Securities                                  $26,784        $29,020       8.35          $ 24,488        (8.57)
     Interest-bearing due from banks
       and federal funds sold                         76            134      76.32                 9       (88.16)
     Loans                                        31,796         33,477       5.29            28,976        (8.87)
---------------------------------------------------------------------------------------------------------------------
          Total interest income                   58,656         62,631       6.78            53,473        (8.84)
---------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                         18,137         25,505      40.62            10,813        (40.38)
     Interest on borrowed funds                    9,084          9,901       8.99             8,317         (8.44)
---------------------------------------------------------------------------------------------------------------------
          Total interest expense                  27,221         35,406      30.07            19,130        (29.72)
---------------------------------------------------------------------------------------------------------------------
Net Interest Income                              $31,435        $27,225     (13.39)         $ 34,343          9.25
=====================================================================================================================
Market Value of Portfolio Equity at
  March 31, 2002                                 $90,526        $66,863     (26.14)         $104,454         15.39
=====================================================================================================================


EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds.

Investments in bank stocks are subject to the risk factors that affect the banking industry in general, including competition from nonbank entities, credit risk, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of bank and bank holding companies located in Pennsylvania, these investments could decline in market value if there is a downturn in the state's economy.

Equity securities held as of March 31, 2002 and December 31, 2001 are presented in Table XII.

TABLE XIII - EQUITY SECURITIES

(IN THOUSANDS)                                                        HYPOTHETICAL   HYPOTHETICAL
                                                                          10%             20%
                                                                       DECLINE IN     DECLINE IN
                                                           FAIR          MARKET         MARKET
AT MARCH 31, 2002                          COST           VALUE          VALUE           VALUE
----------------------------------------------------------------------------------------------------
Banks and bank holding companies              $ 19,397      $ 27,309      $  (2,731)     $  (5,462)
Other equity securities                          1,540         1,609           (161)          (322)
----------------------------------------------------------------------------------------------------
     Total                                    $ 20,937      $ 28,918      $  (2,892)     $  (5,784)
====================================================================================================



                                                                      HYPOTHETICAL   HYPOTHETICAL
                                                                           10%            20%
                                                                        DECLINE IN    DECLINE IN
                                                           FAIR           MARKET        MARKET
AT DECEMBER 31, 2001                        COST           VALUE          VALUE          VALUE
----------------------------------------------------------------------------------------------------
Banks and bank holding companies               $ 18,922      $ 26,636      $  (2,664)     $  (5,327)
Other equity securities                             823           836            (84)          (167)
----------------------------------------------------------------------------------------------------
     Total                                     $ 19,745      $ 27,472      $  (2,748)     $  (5,494)
====================================================================================================


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

     b. On January 10, 2002, a Current Report on Form 8-K was filed to report the Corporation's consolidated earnings results for the year ended December 31, 2001.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CITIZENS & NORTHERN CORPORATION

May 13, 2002                 By: Craig G. Litchfield /S/
------------                     -----------------------
Date                             Chairman, President and Chief Executive Officer




May 13, 2002                 By: Mark A. Hughes /S/
------------                     ------------------
Date                             Treasurer and Principal Accounting Officer