Form 10-Q
period 2002-06-30
CITIZENS & NORTHERN CORP
filed 2002-08-14
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six-month period ended June 30, 2002
                                       OR

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

Title                                             Outstanding
Common Stock ($1.00 par value)     5,284,312 Shares Outstanding August 12, 2002

                   CITIZENS & NORTHERN CORPORATION
                                Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - June 30, 2002 and
December 31, 2001                                                                   Page    3

Consolidated Statement of Income - Three Months and Six
Months Ended June 30, 2002 and 2001                                                 Page    4

Consolidated Statement of Cash Flows - Six Months
Ended June 30, 2002 and 2001                                                        Page    5

Notes to Consolidated Financial Statements                                          Pages 6 through 8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                 Pages 8 through 21

Item 3.  Information About Market Risk                                              Pages 22 and 23

Part II.  Other Information                                                         Page 24

Signatures                                                                          Page 25

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350
  as Adopted Pursuant to Section 906 of the Sarbanes-
  Oxley Act of 2002                                                                 Page 26

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                            JUNE 30,     DECEMBER 31,
(In Thousands Except Share Data)                                        2002           2001
                                                                     (UNAUDITED)      (NOTE)
ASSETS Cash and due from banks:
     Noninterest-bearing                                            $  13,757       $  14,055
     Interest-bearing                                                   1,880           1,981
---------------------------------------------------------------------------------------------
          Total cash and cash equivalents                              15,637          16,036
Available-for-sale securities                                         477,788         433,969
Held-to-maturity securities                                               859           1,448
Loans, net                                                            406,430         373,963
Bank-owned life insurance                                              16,340          15,905
Accrued interest receivable                                             5,661           4,871
Bank premises and equipment, net                                       10,218           9,967
Foreclosed assets held for sale                                           407             179
Other assets                                                           14,095          10,661
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 947,435       $ 866,999
=============================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                            $  64,008       $  63,858
     Interest-bearing                                                 547,838         512,416
---------------------------------------------------------------------------------------------
          Total deposits                                              611,846         576,274
Dividends payable                                                       1,480           1,466
Short-term borrowings                                                  35,742          58,064
Long-term borrowings                                                  180,726         125,584

Accrued interest and other liabilities                                  8,933           5,424
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     838,727         766,812
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,431,021 in 2002 and 5,378,212 in 2001             5,432           5,378
Stock dividend distributable                                             --             1,369
Paid-in capital                                                        21,141          19,758
Retained earnings                                                      75,023          70,352
---------------------------------------------------------------------------------------------
     Total                                                            101,596          96,857
Accumulated other comprehensive income                                  9,288           5,284
Unamortized stock compensation                                            (91)            (17)
Treasury stock, at cost:
     146,709 shares at June 30, 2002                                   (2,085)
     143,412 shares at December 31, 2001                                               (1,937)
---------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            108,708         100,187
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 947,435       $ 866,999
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF INCOME

                                                                        3 MONTHS ENDED                 FISCAL YEAR TO DATE
(In thousands, except per share data)              (Unaudited)       JUNE 30,        JUNE 30,         6 MONTHS ENDED JUNE 30,
                                                                       2002            2001            2002            2001
 INTEREST INCOME                                                    (CURRENT)      (PRIOR YEAR)      (CURRENT)     (PRIOR YEAR)
   Interest and fees on loans                                       $    7,542      $    7,010      $   14,799      $   13,912
   Interest on balances with depository institutions                         5              11              13              30
   Interest on loans to political subdivisions                             142             177             292             348
   Interest on federal funds sold                                           10              65              14             126
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                            5,124           5,276           9,788          10,009
      Tax-exempt                                                         1,457           1,016           2,768           1,960
      Dividends                                                            243             275             491             538
------------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                                   14,523          13,830          28,165          26,923
------------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE
   Interest on deposits                                                  4,368           5,258           8,625          10,951
   Interest on short-term borrowings                                       242           1,149             514           2,480
   Interest on long-term borrowings                                      2,135             871           3,922           1,339
------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                6,745           7,278          13,061          14,770
------------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                       7,778           6,552          15,104          12,153
   Provision for loan losses                                               180             150             360             300
------------------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for possible loan losses              7,598           6,402          14,744          11,853
------------------------------------------------------------------------------------------------------------------------------

 OTHER INCOME
   Service charges on deposit accounts                                     423             330             807             626
   Service charges and fees                                                 68              59             133             127
   Trust and financial management income                                   506             427             945             814
   Insurance commissions, fees and premiums                                125             115             340             253
   Increase in cash surrender value of life insurance                      211             229             435             451
   Fees related to credit card operation                                   152             148             282             276
   Other operating income                                                  196             208             426             403
------------------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net           1,681           1,516           3,368           2,950
    Realized gains on securities, net                                      781             742           2,007           1,197
------------------------------------------------------------------------------------------------------------------------------
   Total other income                                                    2,462           2,258           5,375           4,147
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                                    2,351           2,052           4,589           4,070
   Pensions and other employee benefits                                    644             523           1,259           1,103
   Occupancy expense, net                                                  308             250             586             509
   Furniture and equipment expense                                         394             352             841             698
   Expenses related to credit card operation                                65              61             136             138
   Pennsylvania shares tax                                                 183             198             366             394
   Other operating expense                                               1,303           1,144           2,577           2,266
------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                  5,248           4,580          10,354           9,178
------------------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                                    4,812           4,080           9,765           6,822
   Income tax provision                                                    992             891           2,107           1,368
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $    3,820      $    3,189      $    7,658      $    5,454
==============================================================================================================================

PER SHARE DATA:
Net income - basic                                                   $     0.72      $     0.60      $     1.45      $     1.03
Net income - diluted                                                 $     0.72      $     0.60      $     1.44      $     1.03
------------------------------------------------------------------------------------------------------------------------------
Dividend per share                                                   $     0.28      $     0.26      $     0.56      $     0.52
------------------------------------------------------------------------------------------------------------------------------
Number shares used in computation - basic                             5,286,000       5,301,482       5,288,279       5,305,003
Number shares used in computation - diluted                           5,300,314       5,302,060       5,300,195       5,305,303

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                       6 MONTHS ENDED
                                                                     JUNE 30,        JUNE 30,
                                                                       2002            2001
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   7,658       $   5,454
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                            360             300
     Realized gains on securities, net                                 (2,007)         (1,197)
     Gain on sale of foreclosed assets, net                               (10)             (5)
     Depreciation expense                                                 725             616
     Accretion and amortization, net                                     (358)         (1,166)
     Increase in cash surrender value of life insurance                  (435)           (451)
     Amortization of restricted stock                                      42              11
     Increase in accrued interest receivable and other assets          (1,082)           (928)
     Increase in accrued interest payable and other liabilities         1,484           3,122
---------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                        6,377           5,756
---------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                  586             894
   Purchase of held-to-maturity securities                               --              (626)
   Proceeds from sales of available-for-sale securities                11,481           2,559
   Proceeds from maturities of available-for-sale securities           51,928          54,637
   Purchase of available-for-sale securities                         (101,293)       (124,951)
   Purchase of restricted stock                                          (680)           --
   Net increase in loans                                              (33,192)        (16,437)
   Purchase of premises and equipment                                    (976)           (978)
   Proceeds from sale of foreclosed assets                                147             280
---------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                         (71,999)        (84,622)
---------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                            35,572          20,237
   Net decrease in short-term borrowings                              (22,322)         (9,129)
   Proceeds from long-term borrowings                                  75,153          70,000
   Repayments of long-term borrowings                                 (20,011)            (10)
   Purchase of treasury stock                                            (238)           (521)
   Sale of treasury stock                                                  42            --
   Dividends paid                                                      (2,973)         (2,719)
---------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                      65,223          77,858
---------------------------------------------------------------------------------------------
 DECREASE IN CASH  AND CASH EQUIVALENTS                                  (399)         (1,008)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          16,036          13,824
---------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  15,637       $  12,816
=============================================================================================
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans         $     365       $     258
   Interest paid                                                    $  10,914       $  11,915
   Income taxes paid                                                $   2,750       $   1,014

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

Results reported for the three-month and six-month periods ended June 30, 2002 might not be indicative of the results for the year ending December 31, 2002.

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

                                                           WEIGHTED-
                                                            AVERAGE      EARNINGS
                                              NET           COMMON         PER
                                            INCOME          SHARES        SHARE
                                          ----------       ---------      -----
SIX-MONTH PERIOD ENDED JUNE 30, 2002
Earnings per share - basic                $7,658,000       5,288,279      $1.45
Dilutive effect of stock options                              11,916
-------------------------------------------------------------------------------
Earnings per share - diluted              $7,658,000       5,300,195      $1.44
===============================================================================

SIX-MONTH PERIOD ENDED JUNE 30, 2001
Earnings per share - basic                $5,454,000       5,305,003      $1.03
Dilutive effect of stock options                                 300
-------------------------------------------------------------------------------
Earnings per share - diluted              $5,454,000       5,305,303      $1.03
===============================================================================

QUARTER ENDED JUNE 30, 2002
Earnings per share - basic                $3,820,000       5,286,000      $0.72
Dilutive effect of stock options                              14,314
-------------------------------------------------------------------------------
Earnings per share - diluted              $3,820,000       5,300,314      $0.72
===============================================================================

QUARTER ENDED JUNE 30, 2001
Earnings per share - basic                $3,189,000       5,301,482      $0.60
Dilutive effect of stock options                                 578
-------------------------------------------------------------------------------
Earnings per share - diluted              $3,189,000       5,302,060      $0.60
===============================================================================

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

Comprehensive income is calculated as follows:

                                                                              3 MONTHS ENDED                6 MONTHS ENDED
                                                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
(IN THOUSANDS)                                                              2002           2001           2002           2001

Net income                                                                 $  3,820       $  3,189       $  7,658       $  5,454
Other comprehensive income (loss):
  Unrealized holding gains (losses) on available-for-sale securities:
    Gains (losses) arising during the period                                 10,333           (289)         8,074          6,752
    Reclassification adjustment for realized gains                             (781)          (742)        (2,007)        (1,197)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss) before income tax                           9,552         (1,031)         6,067          5,555
Income tax related to other comprehensive income/loss                        (3,249)           350         (2,063)        (1,889)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                             6,303           (681)         4,004          3,666
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                       $ 10,123       $  2,508       $ 11,662       $  9,120
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded related to IPCDs are as follows (in thousands):

                                                      JUNE 30,     DEC. 31,
                                                        2002        2001

Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                $2,485      $1,410

Carrying value of IPCDs                                 2,072       1,154

Carrying value of embedded derivative liabilities         179         233

Carrying value of Swap contract liabilities               244          31

                                                    3 MONTHS      6 MONTHS
                                                      ENDED        ENDED
                                                     JUNE 30,      JUNE 30,
                                                      2002         2002

Interest expense                                       $21          $37

Other expense

                                                         1            5


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

REFERENCES TO 2002 AND 2001

Unless otherwise noted, all references to "2002" in the following discussion of operating results are intended to mean the six months ended June 30, 2002, and similarly, references to "2001" are intended to mean the six months ended June 30, 2001.

EARNINGS OVERVIEW

Net income for 2002 was $7,658,000, or $1.45 per share - basic and $1.44 per share - diluted. This represents an increase of 39.9% in net income per share - diluted over 2001. Return on average assets, excluding unrealized gains and losses on securities, increased 19.9%, to 1.69% in 2002 compared to 1.41% in 2001. Including the effects of unrealized gains and losses on securities, return on average assets increased to 1.68% in 2002 from 1.41% in 2001. Return on average equity, excluding unrealized gains and losses on securities, rose 30.4%, to 15.80% in 2002 from 12.12% in 2001. Including unrealized gains and losses on securities, return on average equity increased 26.0%, to 14.93% in 2002 from 11.85% in 2001.

The most significant income statement changes between 2002 and 2001 were as follows:

- The interest margin increased significantly ($2,951,000, or 24.3%), to $15,104,000 in 2002 from $12,153,000 in 2001. The Corporation has experienced significant growth in deposits and loans, and has identified opportunities to borrow funds and invest the proceeds in securities at positive spreads. Also, average interest rates on deposits and borrowed funds have been lower in 2002, as the Corporation's average rates were more fully impacted by the Federal Reserve Board's lowering of the federal funds target rate several times throughout 2001. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

- Net realized gains on securities were $2,007,000 in 2002, compared to $1,197,000 in 2001. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks.

- Service charges on deposit accounts increased $181,000, or 28.9%. This increase resulted from increased numbers of accounts and higher average balances, as well as fee increases implemented in the second half of 2001 on certain types of services.

- Other (noninterest) expenses increased $1,176,000, or 12.8%, in 2002 compared to 2001. The increase reflects increases in payroll costs, depreciation and maintenance agreements associated with computer hardware and software. These types of costs have increased as a result of the need to add personnel and supplement existing systems to keep up with expansion of services and growth in lending activity over the last few years.

- The income tax provision increased to $2,107,000 in 2002 from $1,368,000 in 2001, because pre-tax income is higher.

 SECOND QUARTER 2002

Net income for the second quarter 2002 was $3,820,000, or 19.8% higher than net income for the second quarter 2001 of $3,189,000. The interest margin increased $1,226,000 for the second quarter 2002 compared to the second quarter 2001, while noninterest expenses increased $668,000 between the periods. The major reasons for these changes are the same as described in the comparison of the six months ended June 30, 2002 and 2001 operating results above.

Net income for the second quarter 2002 is slightly less than the $3,838,000 reported in the first quarter 2002. As you can see in Table I, the interest margin increased $452,000 in the second quarter over the first quarter. However, net securities gains were $445,000 lower in the second quarter compared to the first quarter, and noninterest expenses increased $142,000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                     JUNE 30,      MAR. 31,    DEC. 31,     SEPT. 30,     JUNE 30,    MAR. 31,
                                                       2002         2002         2001         2001         2001         2001
Interest income                                      $14,523      $13,642      $13,776      $13,962      $13,830      $13,093
Interest expense                                       6,745        6,316        6,549        7,037        7,278        7,492
-----------------------------------------------------------------------------------------------------------------------------
Interest margin                                        7,778        7,326        7,227        6,925        6,552        5,601
Provision for loan losses                                180          180          150          150          150          150
-----------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses        7,598        7,146        7,077        6,775        6,402        5,451
Other income                                           1,681        1,687        1,570        1,600        1,516        1,434
Securities gains                                         781        1,226          203          520          742          455
Other expenses                                         5,248        5,106        4,918        4,575        4,580        4,598
-----------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                     4,812        4,953        3,932        4,320        4,080        2,742
Income tax provision                                     992        1,115          740          914          891          477
-----------------------------------------------------------------------------------------------------------------------------
Net income                                           $ 3,820      $ 3,838      $ 3,192      $ 3,406      $ 3,189      $ 2,265
=============================================================================================================================
Net income per share - basic                         $  0.72      $  0.73      $  0.60      $  0.64      $  0.60      $  0.43
=============================================================================================================================
Net income per share - diluted                       $  0.72      $  0.72      $  0.60      $  0.64      $  0.60      $  0.43
=============================================================================================================================


The number of shares used in calculating net income per share for each quarter of 2001 reflects the retroactive effect of a 1% stock dividend declared in December 2001 and issued in January 2002.

PROSPECTS FOR THE REMAINDER OF 2002

Prospects for the remainder of 2002 continue to be very good. Net loans are up 19.9% as of June 30, 2002 compared to one year earlier. The Corporation's major concentration continues to be real estate secured loans, with significant new loans generated recently, and "in the pipeline," related to both residential and commercial activity.

Deposits and customer repurchase agreements have also grown substantially (up 11.1% as of June 30, 2002 compared to one year earlier), and there continues to be significant customer demand in recent months. The largest category of deposit growth in recent months has been certificates of deposit. It appears that investors have moved funds out of, or are not investing new dollars in, the U.S. stock market. Also, the Corporation has developed some new, innovative CD products over the last year. In June 2001, the Corporation began to offer Index Powered CDs, which are described in more detail in Note 4 to the consolidated financial statements. Effective in May 2002, the Corporation began to offer "Roll-up" CDs. Roll-up CDs allow the investor to increase the interest rate, to the Corporation's current CD rate for the same term, once during the term of a 3-year, 4-year or 5-year term, subject to limitations. This roll-up feature permits the investor an opportunity to receive a higher rate of return, if rates increase, without risk of reduction in rate over the term of the CD.

Management believes the Corporation is positioned to do well over the rest of 2002; however, it may be difficult to achieve net income in the last half of 2002 as high as in the first six months. From an interest rate risk perspective, the Corporation is liability sensitive. That means the Corporation's interest expense associated with interest-bearing liabilities (deposits and borrowed funds) changes more quickly and dramatically than does its income from interest earning assets (primarily securities and loans). Until recently, virtually all economic forecasts anticipated an increase in short-term interest rates to occur later this year. Recently, due to "mixed signals" regarding the status of the national economic recovery, some economists have deferred the anticipated rate increases until sometime in 2003.

Another major variable that may affect 2002 earnings is securities gains and losses. By the Corporation's historical standards, net realized securities gains were high in the first six months of 2002, especially in the first quarter. At this time, it is impossible to predict, with any degree of precision, the amounts of securities gains and losses that may be realized over the remainder of 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, a task force of the American Institute of Certified Public Accountants is working on detailed implementation guidance for calculating the allowance for loan losses. Implementation of that detailed implementation guidance could result in an adjustment to the allowance; however, based on the latest targeted effective date, that guidance would not affect the Corporation until 2004.

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

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin for 2002 and 2001. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $16,507,000 in 2002, an increase of $3,328,000, or 25.3%, over 2001. The Corporation's net interest margin has increased in each of the last 5 quarters (including the second quarter 2002). In the last 3 quarters of 2001 and the first quarter 2002, the increase in net interest margin was mainly caused by lower average interest rates on deposits and borrowed funds. As reflected in Table IV, however, growth in volume has surpassed the impact of interest rate changes as a cause of the increase in the net interest margin for 2002 over 2001. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $1,822,000 in 2002. Table IV also shows that interest rate changes had the effect of increasing net interest income $1,506,000 in 2002 over 2001. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) widened to 3.43% for the first 6 months of 2002. The Interest Rate Spread was 3.17% for the year ended December 31, 2001, and 2.99% for the first six months of 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

INTEREST INCOME AND EARNING ASSETS

Interest income increased 5.8% to $29,568,000 in 2002 from $27,949,000 in 2001.
Income from available-for-sale securities increased $956,000, or 7.2%, and interest from loans increased $812,000 or 5.6%. Overall, the increase in interest income resulted from higher volumes of securities and loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in 2002 amounted to $456,786,000, an increase of 18.8% over the first 6 months of 2001. In total, available-for-sale securities grew because management was able to identify opportunities to borrow funds and invest the proceeds in securities at a positive spread. These opportunities were available because of the "steep yield curve" (longer-term interest rates much higher than shorter-term rates) that existed throughout most of 2001 and the first 6 months of 2002. The average rate of return on available-for-sale securities was 6.31% for 2002, considerably lower than the 6.99% level in the first half of 2001.

Table III also shows that the composition of the available-for-sale securities portfolio has changed significantly. The average balance of U.S. Government agency securities fell to 17% of the average balance of the total portfolio in 2002 from 33% in the first 6 months of 2001. In contrast, the average balance of mortgage-backed securities increased to 47% of the total portfolio in 2002 from 34% in the first 6 months of 2001. In the third and fourth quarters of 2001, as a result of declining interest rates, substantial amounts of U.S. Government agency securities were called. The Corporation reinvested much of the proceeds in mortgage-backed securities. Also, much of the leveraged security purchases described above consisted of mortgage-backed securities. The portfolio's increased weighting in mortgage-backed securities is designed to provide increased cash flow, in the form of monthly principal and interest payments. This increased level of cash inflows will be available to be reinvested at higher rates when interest rates rise.

Obligations of state and political subdivisions (municipal bonds) also were a larger portion of the portfolio in 2002 than in 2001. The average balance of municipal bonds grew to $106,094,000, or 23% of the portfolio, in 2002 from $71,006,000, or 18% of the portfolio, in the first 6 months of 2001. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

The average balance of gross loans increased 17.9% in 2002 over the first 6 months of 2001, to $391,012,000 from $331,666,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. Among the factors that helped create the growth in loans was the opening of the Muncy, PA office in October 2000. The Corporation also increased its lending staff in Bradford and Tioga (PA) Counties during the second half of 2001. The average rate of return on loans fell to 7.87% in 2002 from 8.76% in the first 6 months of 2001, due to lower market rates. The Corporation experienced a great deal of refinancing and rate modification activity in 2001, which has impacted loan yields in 2002, and probably will continue to impact returns for the next few years.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,709,000, or 11.6%, to $13,061,000 in 2002 from
$14,770,000 in 2001. Overall, the impact of lower interest rates more than offset higher volumes of interest-bearing liabilities in 2002 compared to 2001. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs, money market accounts and savings accounts. Table IV also shows that interest expense from other borrowed funds increased in 2002 by $666,000 over 2001. This increase was attributable to higher average balances, related to borrowings used to purchase available-for-sale securities, as discussed earlier.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $593,387,000 in 2002 from $535,744,000 in the first 6 months of 2001. This represents an increase of 10.8%. Of the increase in average deposits, the largest growth categories were CDs (growth in average balance of $22,959,000, or 13.8%), money market accounts ($12,388,000, or 8.1%), IRAs ($8,456,000, or 10.7%) and demand deposits ($8,145,000, or
15.2%). Table III also reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 3.56% for 2002, from 4.40% for the year ended December 31, 2001 and 4.79% for the first 6 months of 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,           INCREASE/
(IN THOUSANDS)                                             2002           2001     (DECREASE)

INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                              $    75      $    76      $    (1)
     Securities of other U.S. Government agencies            2,567        4,505       (1,938)
       and corporations
     Mortgage-backed securities                              5,885        4,354        1,531
     Obligations of states and political subdivisions        4,036        2,832        1,204
     Equity securities                                         491          538          (47)
     Other securities                                        1,229        1,022          207
--------------------------------------------------------------------------------------------
          Total available-for-sale securities               14,283       13,327          956
--------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                   17           20           (3)
     Securities of other U.S. Government agencies
       and corporations                                         11           23          (12)
     Mortgage-backed securities                                  4            9           (5)
--------------------------------------------------------------------------------------------
          Total held-to-maturity securities                     32           52          (20)
--------------------------------------------------------------------------------------------
Interest-bearing due from banks                                 13           30          (17)
Federal funds sold                                              14          126         (112)
Loans:
     Real estate loans                                      12,270       11,296          974
     Consumer                                                1,449        1,543          (94)
     Agricultural                                               96           94            2
     Commercial/industrial                                     947          936           11
     Other                                                      31           34           (3)
     Political subdivisions                                    427          502          (75)
     Leases                                                      6            9           (3)
--------------------------------------------------------------------------------------------
          Total loans                                       15,226       14,414          812
--------------------------------------------------------------------------------------------
Total Interest Income                                       29,568       27,949        1,619
--------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest checking                                              222          367         (145)
Money market                                                 1,986        3,092       (1,106)
Savings                                                        256          545         (289)
Certificates of deposit                                      3,979        4,856         (877)
Individual Retirement Accounts                               2,167        2,067          100
Other time deposits                                             15           24           (9)
Federal funds purchased                                         20           69          (49)
Other borrowed funds                                         4,416        3,750          666
--------------------------------------------------------------------------------------------
Total Interest Expense                                      13,061       14,770       (1,709)
--------------------------------------------------------------------------------------------
Net Interest Income                                        $16,507      $13,179      $ 3,328
============================================================================================


Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(DOLLARS IN THOUSANDS)                                  6 MONTHS                   YEAR                    6 MONTHS
                                                          ENDED         RATE OF    ENDED         RATE OF     ENDED      RATE OF
                                                        6/30/2002       RETURN/  12/31/2001      RETURN/   6/30/2001    RETURN/
                                                         AVERAGE        COST OF    AVERAGE       COST OF    AVERAGE     COST OF
                                                         BALANCE         FUNDS %   BALANCE        FUNDS %    BALANCE    FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                           $  2,502          6.04%   $  2,506          6.03%   $  2,507     6.11%
     Securities of other U.S. Government agencies and
     corporations                                         79,268          6.53%    113,186          6.82%    128,709     7.06%
     Mortgage-backed securities                          214,415          5.53%    150,838          6.29%    132,339     6.63%
     Obligations of states and political subdivisions    106,094          7.67%     78,741          7.89%     71,006     8.04%
     Equity securities                                    20,827          4.75%     21,062          5.18%     21,764     4.98%
     Other securities                                     33,680          7.36%     29,577          7.59%     28,200     7.31%
------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities            456,786          6.31%    395,910          6.80%    384,525     6.99%
------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                639          5.36%        742          5.39%        742     5.44%
     Securities of other U.S. Government agencies and
      corporations                                           365          6.08%        680          6.32%        721     6.43%
     Mortgage-backed securities                              155          5.20%        205          7.80%        231     7.86%
------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                1,159          5.57%      1,627          6.08%      1,694     6.19%
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                            1,702          1.54%      2,659          3.08%      1,539     3.93%
Federal funds sold                                         1,767          1.60%      5,064          3.63%      5,224     4.86%
Loans:
     Real estate loans                                   320,649          7.73%    279,828          8.37%    266,502     8.55%
     Consumer                                             28,842         10.22%     28,062         10.89%     27,755    11.21%
     Agricultural                                          2,441          7.93%      2,070          9.18%      1,992     9.52%
     Commercial/industrial                                27,176          7.03%     22,212          8.24%     21,596     8.74%
     Other                                                   938          6.66%        892          7.62%        862     7.95%
     Political subdivisions                               10,831          7.95%     13,108          7.96%     12,762     7.93%
     Leases                                                  135          8.96%        181          9.39%        197     9.21%
------------------------------------------------------------------------------------------------------------------------------
          Total loans                                    391,012          7.87%    346,353          8.56%    331,666     8.76%
------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                           852,426          6.99%    751,613          7.57%    724,648     7.78%
Cash                                                      13,294                    11,871                    11,096
Unrealized gain/loss on securities                         8,573                     6,639                     3,200
Allowance for loan losses                                 (5,361)                   (5,370)                   (5,374)
Bank premises and equipment                               10,211                     9,602                     9,399
Other assets                                              32,428                    30,874                    31,795
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                            $911,571                 $ 805,229                 $ 774,764
==============================================================================================================================
INTEREST-BEARING LIABILITIES

Interest checking                                       $ 37,834          1.18%  $  37,192          1.75%  $  35,980     2.06%
Money market                                             165,214          2.42%    153,738          3.49%    152,826     4.08%
Savings                                                   49,869          1.04%     46,750          2.16%     45,788     2.40%
Certificates of deposit                                  189,267          4.24%    169,275          5.48%    166,308     5.89%
Individual Retirement Accounts                            87,708          4.98%     79,482          5.12%     79,252     5.26%
Other time deposits                                        1,771          1.71%      1,916          1.83%      2,011     2.41%
Federal funds purchased                                    2,052          1.97%      4,012          4.01%      2,915     4.77%
Other borrowed funds                                     205,789          4.33%    151,615          5.13%    136,425     5.54%
------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities             739,504          3.56%    643,980          4.40%    621,505     4.79%

Demand deposits                                           61,724                    56,226                    53,579
Other liabilities                                          7,731                     9,002                     7,600
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                        808,959                   709,208                   682,684
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other
 comprehensive income/loss                                96,955                    91,703                    89,968
Other comprehensive income/loss                            5,657                     4,318                     2,112
------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                               102,612                    96,021                    92,080
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $ 911,571                 $ 805,229                 $ 774,764
==============================================================================================================================
Interest Rate Spread                                                      3.43%                     3.17%                2.99%
Net Interest Income/Earning Assets                                        3.91%                     3.80%                3.67%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES

(IN THOUSANDS)                                            SIX MONTHS ENDED 6/30/02 VS. 6/30/01
                                                           CHANGE IN     CHANGE IN       TOTAL
                                                            VOLUME         RATE         CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                              $     -       $    (1)      $    (1)
     Securities of other U.S. Government agencies
       and corporations                                     (1,622)         (316)       (1,938)
     Mortgage-backed securities                              2,347          (816)        1,531
     Obligations of states and political subdivisions        1,340          (136)        1,204
     Equity securities                                         (23)          (24)          (47)
     Other securities                                          200             7           207
----------------------------------------------------------------------------------------------
          Total available-for-sale securities                2,242        (1,286)          956
----------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                   (3)           --            (3)
     Securities of other U.S. Government agencies
       and corporations                                        (11)           (1)          (12)
     Mortgage-backed securities                                 (2)           (3)           (5)
----------------------------------------------------------------------------------------------
          Total held-to-maturity securities                    (16)           (4)          (20)
----------------------------------------------------------------------------------------------
Interest-bearing due from banks                                  3           (20)          (17)
Federal funds sold                                             (55)          (57)         (112)
Loans:
     Real estate loans                                       2,144        (1,170)          974
     Consumer                                                   59          (153)          (94)
     Agricultural                                               19           (17)            2
     Commercial/industrial                                     215          (204)           11
     Other                                                       3            (6)           (3)
     Political subdivisions                                    (76)            1           (75)
     Leases                                                     (3)           --            (3)
----------------------------------------------------------------------------------------------
          Total loans                                        2,361        (1,549)          812
----------------------------------------------------------------------------------------------
Total Interest Income                                        4,535        (2,916)        1,619
----------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                               18          (163)         (145)
Money market                                                   234        (1,340)       (1,106)
Savings                                                         45          (334)         (289)
Certificates of deposit                                        608        (1,485)         (877)
Individual Retirement Accounts                                 213          (113)          100
Other time deposits                                             (3)           (6)           (9)
Federal funds purchased                                        (16)          (33)          (49)
Other borrowed funds                                         1,614          (948)          666
----------------------------------------------------------------------------------------------
Total Interest Expense                                       2,713        (4,422)       (1,709)
----------------------------------------------------------------------------------------------
Net Interest Income                                        $ 1,822       $ 1,506       $ 3,328
==============================================================================================

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME
 (IN THOUSANDS)                                          6 MONTHS ENDED
                                                       JUNE 30,    JUNE, 30
                                                         2002        2001
 Service charges on deposit accounts                    $  807      $  626
 Service charges and fees                                  133         127
 Trust and financial management revenue                    945         814
 Insurance commissions, fees and premiums                  340         253
 Increase in cash surrender value of life insurance        435         451
 Fees related to credit card operation                     282         276
 Other operating income                                    426         403
--------------------------------------------------------------------------
 Total other operating income, before realized
  gains on securities, net                               3,368       2,950
 Realized gains on securities, net                       2,007       1,197
--------------------------------------------------------------------------
 Total Other Income                                     $5,375      $4,147
==========================================================================

Total noninterest income increased $1,228,000, or 29.6%, in 2002 compared to 2001. The most significant changes - the increases in security gains and service charges on deposit accounts- are discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Trust and financial management revenue increased $131,000, or 16.1%. This increase resulted from fee increases implemented in the latter part of 2001, and from receipt of certain fees for services provided prior to 2002. Trust revenue is recorded on a cash basis, which does not vary materially from the accrual basis.

- Insurance revenue increased $87,000, or 34.4%. Revenue from accident and health, mortgage group life, and individual life insurance, sold to lending customers through Bucktail Life Insurance Company, increased to $228,000 in 2002 from $170,000 in 2001. Also, revenue from the insurance agency division of C&N Financial Services Corporation increased to $112,000 in the 2002 from $83,000 in 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
 (IN THOUSANDS)                                  6 MONTHS ENDED
                                              JUNE 30,     JUNE 30,
                                                2002         2001

 Salaries and wages                            $ 4,589      $ 4,070
 Pensions and other employee benefits            1,259        1,103
 Occupancy expense, net                            586          509
 Furniture and equipment expense                   841          698
 Pennsylvania shares tax                           366          394
 Expenses related to credit card operation         136          138
 Other operating expense                         2,577        2,266
-------------------------------------------------------------------
 Total Other Expense                           $10,354      $ 9,178
===================================================================

Salaries and wages increased $519,000, or 12.8%, in 2002 compared to 2001. The increase is the result of annual merit raises ranging from 2%-5%, an increase in the number of employees and an increase in incentive bonus expense. Increases in staff during the last half of 2001 and first six months of 2002 included the addition of new positions in branch and commercial lending, branch administration, compliance and marketing, as well as several college students/interns hired for the summer of 2002. The number of full-time equivalent employees has increased 10.3%, to 267 as of June 30, 2002 compared to 242 as of June 30, 2001. The incentive bonus plan provides for compensation to be paid to certain key officers early in the following year, with the payment amounts based on a combination of personal and corporate performance in the current year. The estimate of such expense for 2002 increased $136,000 over the accrual recorded in 2001.

Pensions and other employee benefits increased $156,000, or 14.1%, in 2002 over 2001. A portion of this increase is directly related to the increase in salaries and wages. Also, pension expense from the Corporation's defined benefit pension plan increased $75,000 in 2002 over 2001. Although the defined benefit pension plan remains adequately funded, a decline in the market value of plan assets was the main cause of the increase in expense in 2002.

Occupancy expense increased $77,000, or 15.1%, in 2002 over 2001. Rent and depreciation expenses increased a total of $35,000, primarily from a newly rented facility in Wellsboro. The new facility is being used for C&N Financial Services Corporation's operations (insurance and broker dealer) and as a training facility for all employees. Also, insurance expense increased $26,000, due to rate increases and an increased number of facilities.

Furniture and equipment expense increased $143,000, or 20.5%, in 2002 compared to 2001. The largest increase within this category was in depreciation expense, which increased $96,000. There were several substantial capital expenditures over the last half of 2001 and first half of 2002 that produced higher depreciation expense in 2002. The most significant items were new proof of deposit software, a new phone system and ongoing purchases of PCs and software required to maintain and upgrade the computer network. Repairs and maintenance expense increased $39,000, primarily from maintenance contracts associated with computer hardware and software.

Other expense increased $311,000, or 13.7%, in 2002 over 2001. This category includes many different types of expenses. Some of the overall increase in this category was caused by increases in number of transactions processed and number of employees. The most significant individual change within this category was an increase of $99,000 in expenses from Bucktail Life Insurance Company, which resulted mainly from a larger amount of life insurance claims incurred.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. There are no significant changes in the Corporation's consolidated balance sheet as of June 30, 2002 compared to December 31, 2001, other than the items addressed in that discussion. Table VII provides a summary of investment securities held at June 30, 2002 and December 31, 2001. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

TABLE VII - INVESTMENT SECURITIES
(In Thousands)

                                                         JUNE 30, 2002             DECEMBER 31, 2001
                                                     AMORTIZED       FAIR        AMORTIZED        FAIR
                                                       COST         VALUE          COST          VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                      $   --        $   --        $  2,503      $  2,557
Obligations of other U.S. Government agencies           71,965        72,618        75,295        75,172
Obligations of states and political subdivisions       112,892       113,830        95,835        95,261
Other securities                                        41,242        41,660        34,315        34,532
Mortgage-backed securities                             215,716       219,604       198,269       198,975
--------------------------------------------------------------------------------------------------------
Total debt securities                                  441,815       447,712       406,217       406,497
Marketable equity securities                            21,901        30,076        19,745        27,472
--------------------------------------------------------------------------------------------------------
Total                                                 $463,716      $477,788      $425,962      $433,969
========================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                      $    423      $    437      $    726      $    735

Obligations of other U.S. Government agencies              297           314           547           561

Mortgage-backed securities                                 139           145           175           181
--------------------------------------------------------------------------------------------------------
Total                                                 $    859      $    896      $  1,448      $  1,477
========================================================================================================

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

In total, the allowance for loan losses increased $89,000, to $5,354,000 at June 30, 2002 from $5,265,000 at December 31, 2001. As noted in Table IX, the unallocated portion of the allowance for loan losses was $1,790,000 at June 30, 2002, down from $2,187,000 at December 31, 2001. The unallocated allowance balance reflects management's concern related to possible adverse changes in the local economy, including concerns related to several local plant lay-offs. The decline in the unallocated allowance is offset by increases in allocated allowances on consumer mortgages and impaired loans. Despite the increase in allocated allowances, overall delinquency data showed significant improvement in the second quarter 2002. Total 90 day or more past due loans, plus nonaccrual loans, decreased 11.1%, to $3,106,000 at June 30, 2002 from $3,492,000 at March
31, 2002. The total amount of 90 day or more past due loans, plus nonaccrual loans, was $3,117,000 at December 31, 2001.

The provision for loan losses increased to $360,000 in 2002 from $300,000 in 2001. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VIII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                      6 MONTHS      6 MONTHS
                                       ENDED       ENDED
                                     JUNE 30,     JUNE 30,  YEARS ENDED DECEMBER 31,
                                       2002        2001        2001        2000        1999        1998        1997
Balance, beginning of year            $5,265      $5,291      $5,291      $5,131      $4,820      $4,913      $4,776
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                       87         123         144         272          81         257         246
  Installment loans                       85          44         138          77         138         144         230
  Credit cards and related plans         114         103         200         214         192         264         305
  Commercial and other loans              12          --         231          53         219         301           3
--------------------------------------------------------------------------------------------------------------------
Total charge-offs                        298         270         713         616         630         966         784
--------------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                        3           5           6          26          81          12          21
  Installment loans                       14          13          27          23          60          43          64
  Credit cards and related plans           8          15          20          28          30          40          30
  Commercial and other loans               2          32          34          23          10          15           9
--------------------------------------------------------------------------------------------------------------------
Total recoveries                          27          65          87         100         181         110         124
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                          271         205         626         516         449         856         660
Provision for loan losses                360         300         600         676         760         763         797
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                  $5,354      $5,386      $5,265      $5,291      $5,131      $4,820      $4,913
====================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                             AT
                           JUNE 30,      AT DECEMBER 31:
                            2002        2001        2000        1999        1998        1997
Commercial                 $1,861      $1,837      $1,612      $2,081      $  650      $  625
Consumer mortgage           1,053         674         952         834          97         350
Impaired loans                205          73         273         609         290         274
Consumer                      445         494         471         437         702         375
All other commitments          --          --          --         150         202         343
Unallocated                 1,790       2,187       1,983       1,020       2,879       2,946
---------------------------------------------------------------------------------------------
Total Allowance            $5,354      $5,265      $5,291      $5,131      $4,820      $4,913
=============================================================================================


TABLE X - FIVE-YEAR SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                      JUNE 30,       DEC. 31,        DEC. 31,        DEC. 31,        DEC. 31,        DEC. 31,
                                       2002            2001            2000            1999            1998            1997
Real estate - construction           $   1,660       $   1,814       $     452       $     649       $   1,004       $     406
Real estate - mortgage                 338,136         306,264         263,325         247,604         230,815         219,952
Consumer                                29,477          29,284          28,141          29,140          30,924          33,094
Agricultural                             2,519           2,344           1,983           1,899           1,930           2,424
Commercial                              27,558          24,696          20,776          18,050          17,630          17,176
Other                                    2,053           1,195             948           1,025           1,062           6,260
Political subdivisions                  10,258          13,479          12,462          12,332           7,449           5,895
Lease receivables                          123             152             218             222             218             256
------------------------------------------------------------------------------------------------------------------------------
Total                                  411,784         379,228         328,305         310,921         291,032         285,463
Less: unearned discount                     --              --              --             (29)            (29)            (37)
------------------------------------------------------------------------------------------------------------------------------
                                       411,784         379,228         328,305         310,892         291,003         285,426

Less: allowance for loan losses         (5,354)         (5,265)         (5,291)         (5,131)         (4,820)         (4,913)
------------------------------------------------------------------------------------------------------------------------------
Loans, net                           $ 406,430       $ 373,963       $ 323,014       $ 305,761       $ 286,183       $ 280,513
==============================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At June 30, 2002, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $223,608,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at June 30, 2002:

TABLE XI - CAPITAL RATIOS                              6/30/2002
                                                      CITIZENS & REGULATORY STANDARDS:
                                                       NORTHERN
                                                      CORPORATION       WELL        MINIMUM
                                                       (ACTUAL)     CAPITALIZED    STANDARD
-----------------------------------------------------------------------------------------------
Total capital to risk-weighted assets                    21.46%           10%           8%
Tier 1 capital to risk-weighted assets                   19.67%            6%           4%
Tier 1 capital to average total assets                   10.57%            5%           4%


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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the base most likely one-year scenario. The policy limit for market value variance is minus 30% from the base most likely one-year scenario. As Table XII shows, as of June 30, 2002, the Bank's interest rate risk calculations were within the policy thresholds. The most sensitive scenario presented is the "+200 basis points" scenario. If interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that net interest income would decrease 13.93% over the next 12 months, and the market value of portfolio equity would decrease 23.80%.

The table that follows was prepared using the simulation model described above. The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Management believes its assumptions, which determine the model's estimates, are conservative and reasonable. However, actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

                                                                   Period Ending June 30, 2003
(In Thousands)
June 30, 2002 Data
                                                                    PLUS 200                 MINUS 200
                                                    MOST LIKELY       BASIS                    BASIS
                                                     FORECAST        POINTS                   POINTS
                                                       AMOUNT        AMOUNT      % CHANGE     AMOUNT      % CHANGE
Interest income:
     Securities                                        $ 26,890      $ 28,857       7.31       $ 24,839      (7.63)
     Interest-bearing due from banks
       and federal funds sold                               142           190      33.80             33     (76.76)
     Loans                                               31,768        33,440       5.26         28,965      (8.82)
------------------------------------------------------------------------------------------------------------------
          Total interest income                          58,800        62,487       6.27         53,837      (8.44)
------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                17,742        25,141      41.70         12,302     (30.66)
     Interest on borrowed funds                           8,964         9,723       8.47          8,219      (8.31)
------------------------------------------------------------------------------------------------------------------
          Total interest expense                         26,706        34,864      30.55         20,521     (23.16)
------------------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 32,094      $ 27,623     (13.93)      $ 33,316       3.81
==================================================================================================================
Market Value of Portfolio Equity at June 30, 2002      $ 93,970      $ 71,609     (23.80)      $105,365      12.13
==================================================================================================================

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

Equity securities held as of June 30, 2002 and December 31, 2001 are presented in Table XIII.

TABLE XIII - EQUITY SECURITIES

(IN THOUSANDS)                                                  HYPOTHETICAL    HYPOTHETICAL
                                                                    10%             20%
                                                                 DECLINE IN      DECLINE IN
                                                      FAIR          MARKET         MARKET
AT JUNE 30, 2002                       COST           VALUE         VALUE           VALUE
Banks and bank holding companies      $ 20,043      $ 28,366      $ (2,837)      $ (5,673)
Other equity securities                  1,858         1,710          (171)          (342)
------------------------------------------------------------------------------------------
     Total                            $ 21,901      $ 30,076      $  3,008)      $ (6,015)
==========================================================================================

                                                             HYPOTHETICAL   HYPOTHETICAL
                                                                  10%           20%
                                                               DECLINE IN    DECLINE IN
                                                   FAIR          MARKET       MARKET
AT DECEMBER 31, 2001                   COST        VALUE         VALUE         VALUE

Banks and bank holding companies      $18,922      $26,636      $(2,664)      $(5,327)

Other equity securities                   823          836          (84)         (167)
-------------------------------------------------------------------------------------
     Total                            $19,745      $27,472      $(2,748)      $(5,494)
=====================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART  II  -  OTHER INFORMATION

Item 1. Legal Proceedings

        Neither the Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.

Item 2. Not Applicable

Item 3. Not Applicable

Item 4. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders:

        The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 16, 2002. The Board of Directors fixed the close of business on March 1, 2002 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 5,291,140 shares of Common Stock.

        The total number of votes cast was 3,936,051. All were voted by proxy for the following purposes and with the following results.

        1. The election of the following as Class III Directors to serve for a term of three years:

                  Dennis F. Beardslee                Craig G. Litchfield
                  Jan E. Fisher                      Ann M. Tyler
                  Karl W. Kroeck

             The total votes in favor of any one of the above-listed Directors was not less than 3,813,785.

       2. The ratification of the action of the Board of Directors in the appointment of the firm of Parente Randolph, PC as independent auditors of the Corporation.

              Total Votes in Favor            3,850,036
              Total Votes Against                50,973
              Total Votes Abstained              35,042

Item 5. Other Information

        a.   None

Item 6. Exhibits and Reports on Form 8 - K

        a.   Exhibits:
                                                                       Page
                                                                       ----
             99.1 Certification Pursuant to U.S.C. Section 1350 as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002                                                26

         b. On April 11, 2002, a Current Report on Form 8-K was filed to report the Corporation's consolidated earnings results for the first quarter 2002.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS & NORTHERN CORPORATION

August 13, 2002          By: Craig G. Litchfield /s/
---------------              -----------------------
Date                         Chairman, President and Chief Executive Officer

August 13, 2002          By: Mark A. Hughes /s/
---------------              ------------------
Date                         Treasurer and Principal Accounting Officer