Form 10-Q
period 2002-09-30
CITIZENS & NORTHERN CORP
filed 2002-11-14
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine-month period ended September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /X/ No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                          Outstanding
Common Stock ($1.00 par value)    5,285,122 Shares Outstanding November 12, 2002

                 CITIZENS & NORTHERN CORPORATION
                              INDEX

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - September 30, 2002 and
December 31, 2001                                            Page  3

Consolidated Statement of Income - Three Months
and Nine Months Ended September 30, 2002 and 2001            Page  4

Consolidated Statement of Cash Flows - Nine Months
Ended September 30, 2002 and 2001                            Page  5

Notes to Consolidated Financial Statements                   Pages 6 through 8

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                Pages 8 through 20

Item 3.  Information About Market Risk                       Pages 20 through 23

Item 4.  Controls and Procedures                             Page 23

Part II. Other Information                                   Page 24

Signatures                                                   Page 25

Certifications                                               Pages 26 and 27

Exhibit 99.1 Certification Pursuant to 18 U.S.C.
  Section 1350 as Adopted Pursuant to Section 906 of
  the Sarbanes-Oxley Act of 2002                             Page 28

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                             SEPTEMBER 30,    DECEMBER 31,
(IN THOUSANDS EXCEPT SHARE DATA)                                           2002             2001
                                                                        (UNAUDITED)        (NOTE)
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                 $   17,293       $  14,055
     Interest-bearing                                                           696           1,981
---------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                    17,989          16,036
Available-for-sale securities                                               497,161         433,969
Held-to-maturity securities                                                     823           1,448
Loans, net                                                                  425,315         373,963
Bank-owned life insurance                                                    16,553          15,905
Accrued interest receivable                                                   5,806           4,871
Bank premises and equipment, net                                             10,254           9,967
Foreclosed assets held for sale                                                 164             179
Other assets                                                                 10,747          10,661
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $  984,812       $ 866,999
===================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                 $   66,710       $  63,858
     Interest-bearing                                                       569,769         512,416
---------------------------------------------------------------------------------------------------
          Total deposits                                                    636,479         576,274
Dividends payable                                                             1,586           1,466
Short-term borrowings                                                        38,683          58,064
Long-term borrowings                                                        180,720         125,584
Accrued interest and other liabilities                                       12,546           5,424
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           870,014         766,812
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,431,021 in 2002 and 5,378,212 in 2001                   5,432           5,378
Stock dividend distributable                                                      -           1,369
Paid-in capital                                                              21,149          19,758
Retained earnings                                                            77,182          70,352
---------------------------------------------------------------------------------------------------
     Total                                                                  103,763          96,857
Accumulated other comprehensive income                                       13,181           5,284
Unamortized stock compensation                                                  (71)            (17)
Treasury stock, at cost:
     145,999 shares at September 30, 2002                                    (2,075)
     143,412 shares at December 31, 2001                                                     (1,937)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  114,798         100,187
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  984,812       $ 866,999
===================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF INCOME

                                                                      3 MONTHS ENDED                  FISCAL YEAR TO DATE
(IN THOUSANDS, EXCEPT PER SHARE DATA)             (UNAUDITED)   SEPTEMBER 30,   SEPTEMBER 30,    9 MONTHS ENDED    SEPTEMBER 30,
                                                                   2002            2001               2002            2001
INTEREST INCOME                                                  (CURRENT)     (PRIOR YEAR)         (CURRENT)     (PRIOR YEAR)
   Interest and fees on loans                                   $    7,864      $    7,315          $   22,663      $   21,227
   Interest on balances with depository institutions                     5              12                  18              42
   Interest on loans to political subdivisions                         143             186                 435             534
   Interest on federal funds sold                                       16              33                  30             159
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                        4,810           4,971              14,598          14,980
      Tax-exempt                                                     1,523           1,172               4,291           3,132
      Dividends                                                        314             273                 805             811
------------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                               14,675          13,962              42,840          40,885
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                              4,383           4,982              13,008          15,933
   Interest on short-term borrowings                                   221             887                 735           3,367
   Interest on long-term borrowings                                  2,071           1,168               5,993           2,507
------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                            6,675           7,037              19,736          21,807
------------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                   8,000           6,925              23,104          19,078
   Provision for loan losses                                           280             150                 640             450
------------------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for loan losses                   7,720           6,775              22,464          18,628
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts                                 453             365               1,260             991
   Service charges and fees                                             61              62                 194             189
   Trust and financial management income                               413             375               1,358           1,189
   Insurance commissions, fees and premiums                            108             190                 448             443
   Increase in cash surrender value of life insurance                  213             230                 648             681
   Fees related to credit card operation                               168             132                 450             408
   Other operating income                                              226             246                 652             649
------------------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net       1,642           1,600               5,010           4,550
   Realized gains on securities, net                                   489             520               2,496           1,717
------------------------------------------------------------------------------------------------------------------------------
   Total other income                                                2,131           2,120               7,506           6,267
------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                                2,467           2,108               7,056           6,178
   Pensions and other employee benefits                                716             520               1,975           1,623
   Occupancy expense, net                                              229             247                 815             756
   Furniture and equipment expense                                     358             332               1,199           1,030
   Expenses related to credit card operation                            78              67                 214             205
   Pennsylvania shares tax                                             184             198                 550             592
   Other operating expense                                           1,278           1,103               3,855           3,369
------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                              5,310           4,575              15,664          13,753
------------------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                                4,541           4,320              14,306          11,142
   Income tax provision                                                831             914               2,938           2,282
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $    3,710      $    3,406          $   11,368      $    8,860
==============================================================================================================================

PER SHARE DATA:
Net income - basic                                              $     0.70      $     0.64          $     2.15      $     1.67
Net income - diluted                                            $     0.70      $     0.64          $     2.14      $     1.67
------------------------------------------------------------------------------------------------------------------------------
Dividend per share                                              $     0.30      $     0.26          $     0.86      $    $0.78
------------------------------------------------------------------------------------------------------------------------------
Number shares used in computation - basic                        5,284,582       5,287,147           5,287,034       5,298,985
Number shares used in computation - diluted                      5,301,740       5,287,991           5,300,728       5,299,393

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                           9 MONTHS ENDED
                                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                                        2002             2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $     11,368      $     8,860
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                                640              450
    Realized gains on securities, net                                                     (2,496)          (1,717)
    Gain on sale of foreclosed assets, net                                                   (26)             (69)
    Depreciation expense                                                                   1,054              933
    Accretion and amortization, net                                                         (508)          (1,584)
    Increase in cash surrender value of life insurance                                      (648)            (681)
    Amortization of restricted stock                                                          62               17
    Increase in accrued interest receivable and other assets                                (956)          (1,008)
    Increase in accrued interest payable and other liabilities                             3,148            3,871
-----------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                          11,638            9,072
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities                                      616              916
  Purchase of held-to-maturity securities                                                      -             (626)
  Proceeds from sales of available-for-sale securities                                    25,650            9,094
  Proceeds from maturities of available-for-sale securities                              110,099           95,310
  Purchase of available-for-sale securities                                             (183,963)        (153,610)
  Purchase of restricted stock                                                              (125)            (481)
  Net increase in loans                                                                  (52,428)         (36,712)
  Purchase of premises and equipment                                                      (1,341)          (1,280)
  Proceeds from sale of foreclosed assets                                                    477              434
-----------------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                            (101,015)         (86,955)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                60,205           15,830
  Net decrease in short-term borrowings                                                  (19,381)         (20,780)
  Proceeds from long-term borrowings                                                      75,153          105,000
  Repayments of long-term borrowings                                                     (20,017)             (15)
  Purchase of treasury stock                                                                (238)            (521)
  Sale of treasury stock                                                                      60                -
  Dividends paid                                                                          (4,452)          (4,081)
-----------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities                                          91,330           95,433
-----------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                      1,953           17,550
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              16,036           13,824
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $     17,989      $    31,374
=================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans                          $        436      $       388
  Interest paid                                                                     $     16,422      $    18,585
  Income taxes paid                                                                 $      3,599      $     2,028

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

Results reported for the three-month and nine-month periods ended September 30, 2002 might not be indicative of the results for the year ending December 31, 2002.

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

                                                                              WEIGHTED-
                                                                               AVERAGE          EARNINGS
                                                              NET              COMMON             PER
                                                             INCOME            SHARES             SHARE
9 MONTHS ENDED SEPTEMBER 30, 2002
Earnings per share - basic                                 $11,368,000        5,287,034           $2.15
Dilutive effect of stock options                                                 13,694
-------------------------------------------------------------------------------------------------------
Earnings per share - diluted                               $11,368,000        5,300,728           $2.14
=======================================================================================================

9 MONTHS ENDED SEPTEMBER 30, 2001
Earnings per share - basic                                 $ 8,860,000        5,298,985           $1.67
Dilutive effect of stock options                                                    408
-------------------------------------------------------------------------------------------------------
Earnings per share - diluted                               $ 8,860,000        5,299,393           $1.67
=======================================================================================================

QUARTER ENDED SEPTEMBER 30, 2002
Earnings per share - basic                                 $ 3,710,000        5,284,582           $0.70
Dilutive effect of stock options                                                 17,158
-------------------------------------------------------------------------------------------------------
Earnings per share - diluted                               $ 3,710,000        5,301,740           $0.70
=======================================================================================================

QUARTER ENDED SEPTEMBER 30, 2001
Earnings per share - basic                                 $ 3,406,000        5,287,147           $0.64
Dilutive effect of stock options                                                    844
-------------------------------------------------------------------------------------------------------
Earnings per share - diluted                               $ 3,406,000        5,287,991           $0.64
=======================================================================================================

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

Comprehensive income is calculated as follows:

                                                                           3 MONTHS ENDED                   9 MONTHS ENDED
                                                                    SEPTEMBER 30,  SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
(IN THOUSANDS)                                                          2002           2001              2002            2001

Net income                                                             $ 3,710        $ 3,406           $11,368         $ 8,860
Other comprehensive income:
  Unrealized holding gains on available-for-sale securities:
    Gains arising during the period                                      6,387          6,891            14,461          13,643
    Reclassification adjustment for realized gains                        (489)          (520)           (2,496)         (1,717)
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income before income tax                             5,898          6,371            11,965          11,926
Income tax related to other comprehensive income                        (2,005)        (2,166)           (4,068)         (4,055)
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                               3,893          4,205             7,897           7,871
-------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                   $ 7,603        $ 7,611           $19,265         $16,731
===============================================================================================================================

4. DERIVATIVE FINANCIAL INSTRUMENTS

In June 2001, the Corporation began to utilize derivative financial instruments related to a certificate of deposit product called the "Index Powered Certificate of Deposit" (IPCD). IPCDs have a term of 5 years, with interest paid at maturity based on 90% of the appreciation (as defined) in the S&P 500 index. There is no guaranteed interest payable to a depositor of an IPCD - however, assuming an IPCD is held to maturity, a depositor is guaranteed the return of his or her principal, at a minimum.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded related to IPCDs are as follows (in thousands):

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               2002               2001
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                       $2,911             $1,410

Carrying value of IPCDs                                        2,449              1,154

Carrying value of embedded derivative liabilities                119                233

Carrying value of Swap contract liabilities                      349                 31

                                                             3 MONTHS ENDED                     9 MONTHS ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
(IN THOUSANDS)                                             2002              2001              2002              2001
Interest expense                                           $24              $ 6                 61                 7

Other expense                                               (4)              10                  1                10

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

REFERENCES TO 2002 AND 2001

Unless otherwise noted, all references to "2002" in the following discussion of operating results are intended to mean the nine months ended September 30, 2002, and similarly, references to "2001" are intended to mean the nine months ended September 30, 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

EARNINGS OVERVIEW

Net income for 2002 was $11,368,000, or $2.15 per share - basic and $2.14 per share - diluted. This represents an increase of 28.1% in net income per share - diluted over 2001. Return on average assets, excluding unrealized gains and losses on securities, increased 10.0%, to 1.65% in 2002 compared to 1.50% in 2001. Including the effects of unrealized gains and losses on securities, return on average assets increased to 1.64% in 2002 from 1.50% in 2001. Return on average equity, excluding unrealized gains and losses on securities, rose 18.6%, to 15.47% in 2002 from 13.04% in 2001. Including unrealized gains and losses on securities, return on average equity increased 14.5%, to 14.43% in 2002 from 12.60% in 2001.

The most significant income statement changes between 2002 and 2001 were as follows:

       - The interest margin increased significantly ($4,026,000, or 21.1%), to $23,104,000 in 2002 from $19,078,000 in 2001. The
            Corporation has experienced significant growth in deposits and loans, and has identified opportunities to borrow funds and invest the proceeds in securities at positive spreads. Also, average interest rates on deposits and borrowed funds have been lower in 2002, as the Corporation's average rates were more fully impacted by the Federal Reserve Board's lowering of the federal funds target rate several times throughout 2001. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

       - Net realized gains on securities were $2,496,000 in 2002, compared to $1,717,000 in 2001. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks. Total gains from sales of bank stocks amounted to $1,789,000 in 2002 and $1,837,000 in 2001. In addition to bank stocks, the Corporation also realized gains and losses from sales and calls of other securities. The main reasons for the increase in net realized gains in 2002 over 2001 were that gains from sales and calls of municipal bonds increased to $461,000 in 2002 from $56,000 in 2001, and the Corporation sold a corporate bond for a loss of $354,000 in 2001.

       - Other (noninterest) expenses increased $1,911,000, or 13.9%, in 2002 compared to 2001. The increase reflects increases in payroll costs, depreciation and maintenance agreements associated with computer hardware and software. These types of costs have increased as a result of the need to add personnel and supplement existing systems to keep up with expansion of services and growth in lending activity over the last few years.

       - The income tax provision increased to $2,938,000 in 2002 from $2,282,000 in 2001, because pre-tax income is higher.

THIRD QUARTER 2002

Net income for the third quarter 2002 was $3,710,000, or 8.9% higher than net income for the third quarter 2001 of $3,406,000. The major changes between periods are described as follows:

       - The interest margin increased $1,075,000 for the third quarter 2002 compared to the third quarter 2001, while noninterest expenses increased $735,000 between the periods. The major reasons for these changes are the same as described in the comparison of the nine months ended September 30, 2002 and 2001 operating results above.

       - The provision for loan losses increased $130,000, to $280,000 for the third quarter 2002 compared to $150,000 for the third quarter 2001. The increase in loan loss expense resulted mainly from higher allowances calculated on "Watch List" loans (mainly commercial and residential mortgage loans). Accounting for loan losses is described in more detail in the "Provision and Allowance for Loan Losses" section of Management's Discussion and Analysis.

       - The income tax provision fell to $831,000 (18.3% of pre-tax income) for the third quarter from $914,000 (20.5% of pre-tax income) for the third quarter 2001. The lower tax rate for the third quarter 2002 resulted mainly from tax deductions arising from contributions of appreciated securities, and from a higher level of investments in tax-exempt securities (municipal bonds).

CITIZENS &  NORTHERN CORPORATION - FORM 10 - Q

Net income for the third quarter 2002 is slightly less than the $3,820,000 reported in the second quarter 2002 and $3,838,000 reported in the first quarter 2002. As you can see in Table I, the interest margin increased
$222,000 in the thir d quarter over the second quarter, and $452,000 in the second quarter over the first quarter. However, net securities gains were $292,000 lower in the third quarter than the second quarter, and $445,000 lower in the second quarter than in the first quarter.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS) (UNAUDITED)

                                              SEPT. 30,    JUNE 30,    MAR. 31,    DEC. 31,     SEPT. 30,    JUNE 30,     MAR. 31,
                                                2002         2002       2002         2001         2001         2001         2001
Interest income                               $14,675      $14,523     $13,642      $13,776      $13,962      $13,830     $13,093
Interest expense                                6,675        6,745       6,316        6,549        7,037        7,278       7,492
---------------------------------------------------------------------------------------------------------------------------------
Interest margin                                 8,000        7,778       7,326        7,227        6,925        6,552       5,601
Provision for loan losses                         280          180         180          150          150          150         150
---------------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan
  losses                                        7,720        7,598       7,146        7,077        6,775        6,402       5,451
Other income                                    1,642        1,681       1,687        1,570        1,600        1,516       1,434
Securities gains                                  489          781       1,226          203          520          742         455
Other expenses                                  5,310        5,248       5,106        4,918        4,575        4,580       4,598
---------------------------------------------------------------------------------------------------------------------------------
Income before income tax provision              4,541        4,812       4,953        3,932        4,320        4,080       2,742
Income tax provision                              831          992       1,115          740          914          891         477
---------------------------------------------------------------------------------------------------------------------------------
Net income                                    $ 3,710      $ 3,820     $ 3,838      $ 3,192      $ 3,406      $ 3,189     $ 2,265
=================================================================================================================================
Net income per share - basic                  $  0.70      $  0.72     $  0.73      $  0.60      $  0.64      $  0.60     $  0.43
=================================================================================================================================
Net income per share - diluted                $  0.70      $  0.72     $  0.72      $  0.60      $  0.64      $  0.60     $  0.43
=================================================================================================================================

The number of shares used in calculating net income per share for each quarter of 2001 reflects the retroactive effect of a 1% stock dividend declared in December 2001 and issued in January 2002.

PROSPECTS FOR THE 4TH QUARTER 2002

Management believes prospects for the fourth quarter of 2002 continue to be very good. Net loans are up 18.5% as of September 30, 2002 compared to one year earlier. The Corporation's major concentration continues to be real estate secured loans, with significant growth over the last 12 months in both residential and commercial loans outstanding.

Deposits and customer repurchase agreements have also grown substantially (up 16.1% as of September 30, 2002 compared to one year earlier), and there continues to be significant customer demand in recent months. The largest categories of deposit growth in recent months have been CDs, money market accounts and IRAs. It appears that investors have moved funds out of, or are not investing new dollars in, the U.S. stock market. Although the Corporation's rates paid on deposits have fallen over the last several months, rates have remained relatively high compared with rates paid by many bank and non-bank competitors. Also, the Corporation has developed some new, innovative CD products over the last 18 months. In June 2001, the Corporation began to offer Index Powered CDs, which are described in more detail in Note 4 to the consolidated financial statements. Effective in May 2002, the Corporation began to offer "Roll-up" CDs. Roll-up CDs allow the investor to increase the interest rate, to the Corporation's current CD rate for the same term, once during a 3-year, 4-year or 5-year term, subject to limitations. This roll-up feature permits the investor an opportunity to receive a higher rate of return, if rates increase, without risk of reduction in rate over the term of the CD.

On November 6, 2002, the Federal Reserve lowered its Federal funds target rate by 50 basis points, to 1.25%. In response to this change, most U.S. financial institutions (including Citizens & Northern Bank) have lowered their prime rates on commercial loans. Also, management expects to decrease rates on some other loan and deposit products. At this historically low level of interest rates, management expects a great deal of refinancing activity to continue, resulting in mortgage-backed securities and mortgage loans continuing to repay at rapid rates. Overall (net), the recent action of the Fed is not expected to have a major impact on the Corporation's operating results for the fourth quarter 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The other major variable that could affect 2002 earnings is securities gains and losses. The Corporation had net realized gains of approximately $300,000 in the month of October 2002. However, management makes decisions regarding the sales of securities based on a variety of factors, with an overall goal of maximizing portfolio return over a long-term horizon. Therefore, it is impossible to predict, with any degree of precision, the amounts of securities gains and losses that may be realized over the remainder of 2002.

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

The net interest margin, on a tax-equivalent basis, was $25,820,000 in 2002, an increase of $4,568,000, or 22.1%, over 2001. As reflected in Table IV, the increase in net interest margin was caused by a combination of growth in volume and lower average interest rates. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $2,896,000 in 2002. Table IV also shows that interest rate changes had the effect of increasing net interest income $1,672,000 in 2002 over 2001. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) widened to 3.43% for the first 9 months of 2002. The Interest Rate Spread was 3.17% for the year ended December 31, 2001, and 3.08% for the first 9 months of 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

INTEREST INCOME AND EARNING ASSETS

Interest income increased 5.9% to $45,016,000 in 2002 from $42,519,000 in 2001.
Income from available-for-sale securities increased $1,381,000, or 6.8%, and interest from loans increased $1,301,000 or 5.9%. Overall, the increase in interest income resulted from higher volumes of securities and loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in 2002 amounted to $462,103,000, an increase of 18.3% over the first 9 months of 2001. In total, available-for-sale securities grew because management was able to identify opportunities to borrow funds and invest the proceeds in securities at a positive spread. These opportunities were available because of the "steep yield curve" (longer-term interest rates much higher than shorter-term rates) that existed throughout most of 2001 and the first 9 months of 2002. The average rate of return on available-for-sale securities was 6.26% for 2002, considerably lower than the 6.93% level in the first half of 2001.

Table III also shows that the composition of the available-for-sale securities portfolio has changed significantly. The average balance of U.S. Government agency securities fell to 17% of the average balance of the total portfolio in 2002 from 32% in the first 9 months of 2001. In contrast, the average balance of mortgage-backed securities increased to 46% of the total portfolio in 2002 from 35% in the first 9 months of 2001. In the third and fourth quarters of 2001, as a result of declining interest rates, substantial amounts of U.S. Government agency securities were called. The Corporation reinvested much of the proceeds in mortgage-backed securities. Also, much of the leveraged security purchases described above consisted of mortgage-backed securities. The portfolio's increased weighting in mortgage-backed securities is designed to provide increased cash flow, in the form of monthly principal and interest payments. This increased level of cash inflows will be available to be reinvested at higher rates when interest rates rise.

Obligations of state and political subdivisions (municipal bonds) also were a larger portion of the portfolio in 2002 than in 2001. The average balance of municipal bonds grew to $109,556,000, or 24% of the portfolio, in 2002 from $74,849,000, or 19% of the portfolio, in the first 9 months of 2001. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

Other securities consist of corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions. Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years) which bear interest at fixed or variable rates. The average balance of other securities increased to $38,481,000 in 2002 from $28,714,000 for the first 9 months of 2001, primarily as a result of purchases of Trust Preferred Securities.

The average balance of gross loans increased 18.2% in 2002 over the first 9 months of 2001, to $401,302,000 from $339,484,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. Among the factors that helped create the growth in loans was the opening of the Muncy, PA office in October 2000. The Corporation also increased its lending staff in Bradford and Tioga (PA) Counties during the second half of 2001. The average rate of return on loans fell to 7.76% in 2002 from 8.66% in the first 9 months of 2001, due to lower market rates. The Corporation experienced a great deal of refinancing and rate modification activity in 2001, which has impacted loan yields in 2002, and probably will continue to impact returns for the next few years.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $2,071,000, or 9.5%, to $19,736,000 in 2002 from
$21,807,000 in 2001. Overall, the impact of lower interest rates more than offset higher volumes of interest-bearing liabilities in 2002 compared to 2001. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs, money market accounts and savings accounts. Table IV also shows that interest expense from other borrowed funds increased in 2002 by $968,000 over 2001. This increase was attributable to higher average balances, related to borrowings used to purchase available-for-sale securities, as discussed earlier.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $604,677,000 in 2002 from $539,796,000 in the first 9 months of 2001. This represents an increase of 12.1%. Of the increase in average deposits, the largest growth categories were CDs (growth in average balance of $26,036,000, or 15.6%), money market accounts ($16,914,000, or 11.1%), IRAs ($10,096,000, or 12.7%) and demand deposits ($7,206,000, or
13.0%). Table III also reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 3.50% for 2002, from 4.40% for the year ended December 31, 2001 and 4.61% for the first 9 months of 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,    INCREASE/
(IN THOUSANDS)                                                              2002     2001     (DECREASE)
INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                                             $    75   $   113    $   (38)
     Securities of other U.S. Government agencies
       and corporations                                                     3,696     6,453     (2,757)
     Mortgage-backed securities                                             8,768     6,654      2,114
     Obligations of states and political subdivisions                       6,266     4,529      1,737
     Equity securities                                                        805       811         (6)
     Other securities                                                       2,014     1,683        331
------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                              21,624    20,243      1,381
------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                                  23        30         (7)
     Securities of other U.S. Government agencies
       and corporations                                                        16        34        (18)
     Mortgage-backed securities                                                 6        13         (7)
------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                    45        77        (32)
------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                                18        42        (24)
Federal funds sold                                                             30       159       (129)
Loans:
     Real estate loans                                                     18,830    17,327      1,503
     Consumer                                                               2,186     2,291       (105)
     Agricultural                                                             148       143          5
     Commercial/industrial                                                  1,440     1,401         39
     Other                                                                     50        53         (3)
     Political subdivisions                                                   636       771       (135)
     Leases                                                                     9        12         (3)
------------------------------------------------------------------------------------------------------
          Total loans                                                      23,299    21,998      1,301
------------------------------------------------------------------------------------------------------
Total Interest Income                                                      45,016    42,519      2,497
------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest checking                                                             330       529       (199)
Money market                                                                3,008     4,368     (1,360)
Savings                                                                       380       785       (405)
Certificates of deposit                                                     5,933     7,157     (1,224)
Individual Retirement Accounts                                              3,331     3,064        267
Other time deposits                                                            26        30         (4)
Federal funds purchased                                                        33       147       (114)
Other borrowed funds                                                        6,695     5,727        968
------------------------------------------------------------------------------------------------------
Total Interest Expense                                                     19,736    21,807     (2,071)
------------------------------------------------------------------------------------------------------

Net Interest Income                                                       $25,280   $20,712    $ 4,568
======================================================================================================

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(DOLLARS IN THOUSANDS)                                     9 MONTHS               YEAR               9 MONTHS
                                                             ENDED    RATE OF     ENDED    RATE OF     ENDED    RATE OF
                                                           9/30/2002  RETURN/  12/31/2001  RETURN/   9/30/2001  RETURN/
                                                            AVERAGE   COST OF    AVERAGE   COST OF    AVERAGE   COST OF
                                                            BALANCE   FUNDS %    BALANCE   FUNDS %    BALANCE   FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                              $  1,659    6.04%    $  2,506     6.03%   $  2,507    6.03%
     Securities of other U.S. Government agencies and
       corporations                                          77,348    6.39%     113,186     6.82%    125,822    6.86%
     Mortgage-backed securities                             213,752    5.48%     150,838     6.29%    137,353    6.48%
     Obligations of states and political subdivisions       109,556    7.65%      78,741     7.89%     74,849    8.09%
     Equity securities                                       21,307    5.05%      21,062     5.18%     21,343    5.08%
     Other securities                                        38,481    7.00%      29,577     7.59%     28,714    7.84%
----------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities               462,103    6.26%     395,910     6.80%    390,588    6.93%
----------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                   566    5.43%         742     5.39%        742    5.41%
     Securities of other U.S. Government agencies and
     corporations                                               342    6.25%         680     6.32%        713    6.38%
     Mortgage-backed securities                                 142    5.65%         205     7.80%        217    8.01%
----------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                   1,050    5.73%       1,627     6.08%      1,672    6.16%
----------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                               1,513    1.59%       2,659     3.08%      1,997    2.81%
Federal funds sold                                            2,455    1.63%       5,064     3.63%      5,224    4.07%
Loans:
     Real estate loans                                      329,870    7.63%     279,828     8.37%    273,584    8.47%
     Consumer                                                29,286    9.98%      28,062    10.89%     27,790   11.02%
     Agricultural                                             2,520    7.85%       2,070     9.18%      2,043    9.36%
     Commercial/industrial                                   27,765    6.93%      22,212     8.24%     21,991    8.52%
     Other                                                      982    6.81%         892     7.62%        906    7.82%
     Political subdivisions                                  10,751    7.91%      13,108     7.96%     12,981    7.94%
     Leases                                                     128    9.40%         181     9.39%        189    9.20%
----------------------------------------------------------------------------------------------------------------------
          Total loans                                       401,302    7.76%     346,353     8.56%    339,484    8.66%
----------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                              868,423    6.93%     751,613     7.57%    738,965    7.69%
Cash                                                         13,531               11,871               11,735
Unrealized gain/loss on securities                           10,703                6,639                4,707
Allowance for loan losses                                    (5,386)              (5,370)              (5,384)
Bank premises and equipment                                  10,218                9,602                9,508
Other assets                                                 31,591               30,874               30,947
----------------------------------------------------------------------------------------------------------------------
Total Assets                                               $929,080             $805,229             $790,478
======================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                          $  37,934   1.16%    $ 37,192     1.75%   $ 36,626    1.93%
Money market                                                 169,615   2.37%     153,738     3.49%    152,701    3.82%
Savings                                                       49,735   1.02%      46,750     2.16%     46,284    2.27%
Certificates of deposit                                      193,322   4.10%     169,275     5.48%    167,286    5.72%
Individual Retirement Accounts                                89,344   4.98%      79,482     5.12%     79,248    5.17%
Other time deposits                                            2,112   1.65%       1,916     1.83%      2,242    1.79%
Federal funds purchased                                        2,255   1.96%       4,012     4.01%      4,560    4.31%
Other borrowed funds                                         208,785   4.29%     151,615     5.13%    143,775    5.33%
----------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                 753,102   3.50%     643,980     4.40%    632,722    4.61%

Demand deposits                                               62,615              56,226               55,409
Other liabilities                                              8,055               9,002                8,349
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                            823,772             709,208              696,480
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other comprehensive
     income/loss                                              98,239              91,703               90,833
Other comprehensive income/loss                                7,069               4,318                3,165
----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                   105,308              96,021               93,998
----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $ 929,080            $805,229             $790,478
======================================================================================================================
Interest Rate Spread                                                   3.43%                 3.17%              3.08%
Net Interest Income/Earning Assets                                     3.89%                 3.80%              3.75%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES

(IN THOUSANDS)                                                      NINE MONTHS ENDED 9/30/02 VS. 9/30/01
                                                                   CHANGE IN         CHANGE IN      TOTAL
                                                                    VOLUME              RATE       CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                                      $    (38)         $      -     $    (38)
     Securities of other U.S. Government agencies
       and corporations                                              (2,342)             (415)      (2,757)
     Mortgage-backed securities                                       3,257            (1,143)       2,114
     Obligations of states and political subdivisions                 1,997              (260)       1,737
     Equity securities                                                   (1)               (5)          (6)
     Other securities                                                   526              (195)         331
----------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                         3,399            (2,018)       1,381
----------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                            (7)                -           (7)
     Securities of other U.S. Government agencies
       and corporations                                                 (17)               (1)         (18)
     Mortgage-backed securities                                          (3)               (4)          (7)
----------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                             (27)               (5)         (32)
----------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                          (9)              (15)         (24)
Federal funds sold                                                      (61)              (68)        (129)
Loans:
     Real estate loans                                                3,326            (1,823)       1,503
     Consumer                                                           119              (224)        (105)
     Agricultural                                                        30               (25)           5
     Commercial/industrial                                              328              (289)          39
     Other                                                                4                (7)          (3)
     Political subdivisions                                            (132)               (3)        (135)
     Leases                                                              (3)                -           (3)
----------------------------------------------------------------------------------------------------------
          Total loans                                                 3,672            (2,371)       1,301
----------------------------------------------------------------------------------------------------------
Total Interest Income                                                 6,974            (4,477)       2,497
----------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                                        18              (217)        (199)
Money market                                                            442            (1,802)      (1,360)
Savings                                                                  55              (460)        (405)
Certificates of deposit                                               1,002            (2,226)      (1,224)
Individual Retirement Accounts                                          379              (112)         267
Other time deposits                                                      (2)               (2)          (4)
Federal funds purchased                                                 (55)              (59)        (114)
Other borrowed funds                                                  2,239            (1,271)         968
----------------------------------------------------------------------------------------------------------
Total Interest Expense                                                4,078            (6,149)      (2,071)
----------------------------------------------------------------------------------------------------------

Net Interest Income                                                $  2,896          $  1,672     $  4,568
==========================================================================================================

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV - COMPARISON OF NONINTEREST INCOME

(IN THOUSANDS)                                                          9 MONTHS ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                   2002                2001
Service charges on deposit accounts                               $1,260              $  991
Service charges and fees                                             194                 189
Trust and financial management revenue                             1,358               1,189
Insurance commissions, fees and premiums                             448                 443
Increase in cash surrender value of life insurance                   648                 681
Fees related to credit card operation                                450                 408
Other operating income                                               652                 649
------------------------------------------------------------------------------------------------
Total other operating income, before realized
gains on securities, net                                           5,010               4,550
Realized gains on securities, net                                  2,496               1,717
------------------------------------------------------------------------------------------------
Total Other Income                                                $7,506              $6,267
================================================================================================

Total noninterest income increased $1,239,000, or 19.8%, in 2002 compared to 2001. The increase in net realized security gains is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts increased $269,000, or 27.1%. This increase resulted from growth in deposits, as well as fee increases implemented in the second half of 2001 on certain types of services.

- Trust and financial management revenue increased $169,000, or 14.2%. This increase resulted from fee increases implemented in the latter part of 2001, and from receipt of certain fees for services provided prior to 2002. Trust revenue is recorded on a cash basis, which does not vary materially from the accrual basis.

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(IN THOUSANDS)
                                                                       9 MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30,
                                                                 2002                2001
Salaries and wages                                              $ 7,056             $ 6,178
Pensions and other employee benefits                              1,975               1,623
Occupancy expense, net                                              815                 756
Furniture and equipment expense                                   1,199               1,030
Expenses related to credit card operation                           214                 205
Pennsylvania shares tax                                             550                 592
Other operating expense                                           3,855               3,369
----------------------------------------------------------------------------------------------
Total Other Expense                                             $15,664             $13,753
==============================================================================================

Salaries and wages increased $878,000, or 14.2%, in 2002 compared to 2001. The increase is the result of annual merit raises ranging from 2%-5%, an increase in the number of employees and an increase in incentive bonus expense. Increases in staff during the last half of 2001 and first 9 months of 2002 included the addition of new positions in branch and commercial lending, branch administration, compliance and marketing. The incentive bonus plan provides for compensation to be paid to certain key officers early in the following year, with the payment amounts based on a combination of personal and corporate performance in the current year. The estimate of such expense for 2002 increased $275,000 over 2001.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Pensions and other employee benefits increased $352,000, or 21.7%, in 2002 over 2001. A portion of this increase is directly related to the increase in salaries and wages. Also, pension expense from the Corporation's defined benefit pension plan increased $181,000 in 2002 over 2001. Although the defined benefit pension plan remains adequately funded, a decline in the market value of plan assets was the main cause of the increase in expense in 2002.

Furniture and equipment expense increased $169,000, or 16.4%, in 2002 compared to 2001. The largest increase within this category was in depreciation expense, which increased $94,000. There were several substantial capital expenditures over the last half of 2001 and first 9 months of 2002 that produced higher depreciation expense in 2002. The most significant items were new proof of deposit software, a new phone system and ongoing purchases of PCs and software required to maintain and upgrade the computer network. Repairs and maintenance expense increased $43,000, primarily from maintenance contracts associated with computer hardware and software.

Other expense increased $486,000, or 14.4%, in 2002 over 2001. This category includes many different types of expenses. Some of the overall increase in this category was caused by increases in number of transactions processed and number of employees. The most significant individual change within this category was an increase of $89,000 in expenses from Bucktail Life Insurance Company, which resulted mainly from a larger amount of life insurance claims incurred. Other increases in other expenses included: (1) marketing research and training materials of $48,000, to $99,000, (2) restricted stock amortization of $45,000, to $62,000, (3) attorney and other professional fees of $40,000, to $305,000,
(4) office supplies of $35,000, to $343,000, (5) fees to the Federal Reserve and other financial institutions of $27,000, to $77,000, and (6) public relations expense of $25,000, to $177,000.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. There are no significant changes in the Corporation's consolidated balance sheet as of September 30, 2002 compared to December 31, 2001, other than the items addressed in that discussion. Table VII provides a summary of investment securities held at September 30, 2002 and December 31, 2001. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

TABLE VII - INVESTMENT SECURITIES

(IN THOUSANDS)
                                                        SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                                       AMORTIZED       FAIR      AMORTIZED     FAIR
                                                          COST         VALUE        COST       VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                        $      -     $      -    $  2,503     $  2,557
Obligations of other U.S. Government agencies             71,312       72,224      75,295       75,172
Obligations of states and political subdivisions         121,694      126,765      95,835       95,261
Other securities                                          50,045       51,135      34,315       34,532
Mortgage-backed securities                               211,742      217,447     198,269      198,975
------------------------------------------------------------------------------------------------------
Total debt securities                                    454,793      467,571     406,217      406,497
Marketable equity securities                              22,395       29,590      19,745       27,472
------------------------------------------------------------------------------------------------------
Total                                                   $477,188     $497,161    $425,962     $433,969
======================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                        $    422     $    462    $    726     $    735
Obligations of other U.S. Government agencies                297          323         547          561
Mortgage-backed securities                                   104          109         175          181
------------------------------------------------------------------------------------------------------
Total                                                   $    823     $    894    $  1,448     $  1,477
======================================================================================================

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

The allowance for loan losses was $5,495,000 at September 30, 2002, an increase of $230,000 over the balance of $5,265,000 at December 31, 2001. As noted in Table IX, the unallocated portion of the allowance for loan losses was $1,798,000 at September 30, 2002, down from $2,187,000 at December 31, 2001. The unallocated allowance balance as of September 30, 2002 was very consistent with the unallocated allowance balance of $1,790,000 at June 30, 2002 (not shown in the table). The unallocated allowance balance reflects management's concern related to possible adverse changes in the local economy.

The decline in unallocated allowance since last year-end is offset by increases in allocated allowances on commercial loans and consumer mortgages. The increase in allocated allowance balances reflects management's evaluation of impairment arising from several commercial loan relationships, as well as growth in mortgage loans (resulting in larger allowance amounts calculated based on average historical net charge-offs). Management believes it has been conservative, but reasonable, in its commercial loan impairment calculations. However, the actual losses realized, if any, from these relationships could differ materially from the allowances calculated as of September 30, 2002.

Despite the increase in allocated allowances, overall delinquency data has not changed significantly in 2002. Total 90 day or more past due loans, plus nonaccrual loans, amounted to $3,030,000 as of September 30, 2002, compared to $3,117,000 at December 31, 2001.

The provision for loan losses increased to $640,000 in 2002 from $450,000 in 2001. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above. In 2002, the higher provision for loan losses resulted, in part, from the increase in allocated allowance balances.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE VIII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                          9 MONTHS    9 MONTHS
                                          ENDED       ENDED
                                        SEPT. 30,   SEPT. 30,    YEARS ENDED DECEMBER 31,
                                          2002        2001          2001        2000         1999        1998        1997
Balance, beginning of year               $5,265      $5,291        $5,291      $5,131       $4,820      $4,913      $4,776
--------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                         102         144           144         272           81         257         246
  Installment loans                         100         109           138          77          138         144         230
  Credit cards and related plans            156         150           200         214          192         264         305
  Commercial and other loans                123         129           231          53          219         301           3
--------------------------------------------------------------------------------------------------------------------------
Total charge-offs                           481         532           713         616          630         966         784
--------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                          17           5             6          26           81          12          21
  Installment loans                          26          21            27          23           60          43          64
  Credit cards and related plans             14          17            20          28           30          40          30
  Commercial and other loans                 14          33            34          23           10          15           9
--------------------------------------------------------------------------------------------------------------------------
Total recoveries                             71          76            87         100          181         110         124
--------------------------------------------------------------------------------------------------------------------------
Net charge-offs                             410         456           626         516          449         856         660
Provision for loan losses                   640         450           600         676          760         763         797
--------------------------------------------------------------------------------------------------------------------------
Balance, end of year                     $5,495      $5,285        $5,265      $5,291       $5,131      $4,820      $4,913
==========================================================================================================================

TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(IN THOUSANDS)
                                        AT SEPT. 30,      AT DECEMBER 31:
                                            2002         2001         2000          1999        1998         1997
Commercial                                 $2,217       $1,837       $1,612        $2,081      $  650       $  625
Consumer mortgage                             956          674          952           834          97          350
Impaired loans                                110           73          273           609         290          274
Consumer                                      414          494          471           437         702          375
All other commitments                           -            -            -           150         202          343
Unallocated                                 1,798        2,187        1,983         1,020       2,879        2,946
------------------------------------------------------------------------------------------------------------------
Total Allowance                            $5,495       $5,265       $5,291        $5,131      $4,820       $4,913
==================================================================================================================

TABLE X - SUMMARY OF LOANS BY TYPE

(IN THOUSANDS)
                                         SEPT. 30,    DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,
                                           2002         2001         2000         1999         1998         1997
Real estate - construction               $  1,541     $  1,814     $    452     $    649     $  1,004     $    406
Real estate - mortgage                    353,472      306,264      263,325      247,604      230,815      219,952
Consumer                                   31,059       29,284       28,141       29,140       30,924       33,094
Agricultural                                2,639        2,344        1,983        1,899        1,930        2,424
Commercial                                 28,786       24,696       20,776       18,050       17,630       17,176
Other                                       1,984        1,195          948        1,025        1,062        6,260
Political subdivisions                     11,220       13,479       12,462       12,332        7,449        5,895
Lease receivables                             109          152          218          222          218          256
------------------------------------------------------------------------------------------------------------------
Total                                     430,810      379,228      328,305      310,921      291,032      285,463

Less: unearned discount                         -            -            -          (29)         (29)         (37)
------------------------------------------------------------------------------------------------------------------
                                          430,810      379,228      328,305      310,892      291,003      285,426
Less: allowance for loan losses            (5,495)      (5,265)      (5,291)      (5,131)      (4,820)      (4,913)
------------------------------------------------------------------------------------------------------------------
Loans, net                               $425,315     $373,963     $323,014     $305,761     $286,183     $280,513
==================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and mortgage-backed securities. At September 30, 2002, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $183,091,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at September 30, 2002:

TABLE XI - CAPITAL RATIOS

                                                           9/30/2002
                                                           CITIZENS & REGULATORY STANDARDS:
                                                            NORTHERN
                                                          CORPORATION        WELL        MINIMUM
                                                           (ACTUAL)       CAPITALIZED    STANDARD
-------------------------------------------------------------------------------------------------
Total capital to risk-weighted assets                        20.95%           10%           8%
Tier 1 capital to risk-weighted assets                       19.29%            6%           4%
Tier 1 capital to average total assets                       10.55%            5%           4%

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

INTEREST RATE RISK

Business risk arising from changes in interest rates is a significant factor in operating a bank. The Corporation's assets are predominantly long-term, fixed rate loans and debt securities. Funding for these assets comes principally from short-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation's financial instruments when interest rates change.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of the Bank are included in management's monthly simulation model calculations. Since the Bank makes up more than 90% of the Corporation's total assets and liabilities, and because the Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued interest. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.

In the 3rd quarter 2002, the Bank changed to a different simulation (software) model, and also changed some of the key methodologies and assumptions. These changes were made in an effort to improve the accuracy and relevance of the Bank's interest rate risk measurements. The more significant changes are as follows:

       - The new model permits more precise measurements, in that the estimated impact of interest rate changes is calculated for each individual investment security and for each individual loan and deposit instrument. In contrast, the old model required management to make assumptions regarding contractual cash flows for fairly broad categories of investment securities, loans and deposits.

       - Using the new model, the average principal repayment term for callable investment securities has been substantially lengthened. This change has increased the calculated impact of interest rate changes on the present value of investment securities.

       - Prior to the model change, management assumed no difference between book value and fair value of nonmaturity deposits and borrowings, such as money market accounts, NOW accounts, savings, customer repurchase agreements and checking accounts. Using the new model, management has estimated the "run-off" of nonmaturity deposits and borrowings, and has calculated the fair value of these liabilities using market interest rates consistent with the estimated terms. The effect of this change was to increase the market value of portfolio equity in all interest rate scenarios.

       - Also related to nonmaturity deposits and borrowings, management has changed its assumptions regarding the impact of rate changes on interest expense. In the past, management estimated the impact of a rate change based on 100% of the "shock" amount - e.g., the rate paid on savings accounts would be assumed to increase from 1% to 3% in a "+200 basis point" calculation. Using the new model, management has limited the estimated impact of rate changes on interest expense. For example, in a +200 basis point calculation, the rate paid on savings accounts would be assumed to increase 50% of 200 basis points, or 1%, resulting in an increase in rate from 1% to 2%. The effect of this change was to decrease the impact of rate changes on net interest income in all interest rate scenarios.

       - In the past, the Bank's interest rate shock calculations compared "Base Most Likely" values to amounts calculated assuming an immediate increase or decrease in rates. In developing the Base Most Likely calculations, management made assumptions regarding growth in loans and deposits, and other balance sheet changes. Also, management used an interest rate forecast to estimate changes in interest rates on a monthly basis throughout the period of net interest income calculations. Using the new model, management's baseline calculation assumes a "flat" balance sheet, and uses current interest rates with no forecasted changes in rates. Management believes this change in methodology provides a measurement of interest rate risk that is more consistent with the majority of the financial institutions industry.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the base most likely one-year scenario. The policy limit for market value variance is minus 30% from the base most likely one-year scenario. The most sensitive scenario presented in Table XII below is the "+200 basis points" scenario. As Table XII shows, as of September 30, 2002, the result of the Bank's net interest income calculation is well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 36.5%, which exceeds the policy threshold. Over the next several months, management will evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment.

The table that follows was prepared using the simulation models described above. The models make estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest margin and market value of portfolio equity. Also, the models do not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

                                                                   PERIOD ENDING SEPTEMBER 30, 2003
(IN THOUSANDS)
SEPTEMBER 30, 2002 DATA
                                                      CURRENT      PLUS 200                 MINUS 200
                                                     INTEREST       BASIS                     BASIS
                                                       RATES        POINTS                    POINTS
                                                     SCENARIO       AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                      $  56,284     $  60,575                 $  50,013
Interest expense                                        25,057        30,151                    19,875
----------------------------------------------------------------------------                 ---------
Net Interest Income                                  $  31,227     $  30,424      -2.6%      $  30,138      -3.5%
==================================================================================================================

Market Value of Portfolio Equity at Sept. 30, 2002   $ 114,221     $  72,508      -36.5%     $ 132,782      16.3%
==================================================================================================================

                                                                   PERIOD ENDING DECEMBER 31, 2002
(IN THOUSANDS)
DECEMBER 31, 2001 DATA
                                                         MOST        PLUS 200                 MINUS 200
                                                        LIKELY        BASIS                     BASIS
                                                       FORECAST       POINTS                    POINTS
                                                        AMOUNT        AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                        $ 56,943     $  60,192                 $  52,767
Interest expense                                         26,652        35,633                    17,827
-----------------------------------------------------------------------------                 ---------
Net Interest Income                                    $ 30,291     $  24,559      -18.9%     $  34,940       15.3%
====================================================================================================================

Market Value of Portfolio Equity at Dec. 31, 2002      $ 97,585     $  69,980      -28.3%     $ 118,667       21.6%
====================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

Equity securities held as of September 30, 2002 and December 31, 2001 are presented in Table XIII.

TABLE XIII - EQUITY SECURITIES

(IN THOUSANDS)                                                      HYPOTHETICAL    HYPOTHETICAL
                                                                         10%             20%
                                                                     DECLINE IN      DECLINE IN
                                                           FAIR        MARKET          MARKET
AT SEPTEMBER 30, 2002                           COST       VALUE       VALUE           VALUE
Banks and bank holding companies               $20,480     $28,137    $(2,814)       $(5,627)
Other equity securities                          1,915       1,453       (145)          (291)
--------------------------------------------------------------------------------------------
     Total                                     $22,395     $29,590    $(2,959)       $(5,918)
============================================================================================

                                                                    HYPOTHETICAL    HYPOTHETICAL
                                                                         10%             20%
                                                                     DECLINE IN      DECLINE IN
                                                           FAIR        MARKET          MARKET
AT DECEMBER 31, 2001                            COST       VALUE       VALUE           VALUE
Banks and bank holding companies               $18,922     $26,636    $(2,664)       $(5,327)
Other equity securities                            823         836        (84)          (167)
--------------------------------------------------------------------------------------------
     Total                                     $19,745     $27,472    $(2,748)       $(5,494)
============================================================================================

PART I - FINANCIAL INFORMATION  (CONTINUED)

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Corporation's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's most recent evaluation.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

          Neither the Corporation nor any of its subsidiaries is a party to any material pending legal proceedings.

Item  2.  Not Applicable

Item  3.  Not Applicable

Item  4.  Not Applicable

Item  5.  Other Information

         a.  None

Item  6.  Exhibits and Reports on Form 8 - K

         a.  Exhibits:

                                                               Page
                                                               ----
99.1 Certification Pursuant to U.S.C. Section 1350 as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002                                                     28

         b. On July 11, 2002, a Current Report on Form 8-K was filed to report the Corporation's consolidated earnings results for the second quarter 2002.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10 - Q

Signature Page

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS & NORTHERN CORPORATION

November 13, 2002            By: Craig G. Litchfield /s/
-----------------                -----------------------
Date                             Chairman, President and Chief Executive Officer

November 13, 2002            By: Mark A. Hughes /s/
-----------------                ------------------
Date                             Treasurer and Chief Financial Officer

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

                                 CERTIFICATIONS

I, Craig G. Litchfield, Chairman, Chief Executive Officer and President, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Citizens & Northern Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002            By: Craig G. Litchfield /s/
-----------------                -----------------------
Date                             Chairman, President and Chief Executive Officer

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

I, Mark A. Hughes, Treasurer and Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Citizens & Northern Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                          By: Mark A. Hughes /s/
-----------------                              ------------------
Date                                       Treasurer and Chief Financial Officer