Form 10-K
period 2002-12-31
CITIZENS & NORTHERN CORP
filed 2003-03-18
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2002      Commission File Number: 0-16084
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

90-92 MAIN STREET, WELLSBORO, PA 16901
--------------------------------------
(Address of principal executive offices) (Zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates at February 27, 2003 was $167,270,245.

The number of shares of common stock outstanding at February 27, 2003 was 5,335,574.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of its shareholders to be held April 15, 2003 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

Citizens & Northern Corporation ("Corporation") is a one-bank holding company whose principal subsidiary is Citizens & Northern Bank ("Bank"). The Corporation's principal office is located in Wellsboro, Pennsylvania. The Corporation's other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company ("Bucktail"). Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures credit and mortgage life and accident and health insurance on behalf of the Bank. The operations of Citizens & Northern Investment Corporation and Bucktail are insignificant in relation to the total business of the Corporation.

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

The Bank provides an extensive range of banking services, including deposit and loan products for personal and commercial customers. The Bank also maintains a trust division that provides a wide range of financial services, such as 401(k) Plans, retirement planning, estate planning, estate settlements and asset management. In January 2000, the Bank formed a subsidiary, C&N Financial Services Corporation ("C&NFSC"). C&NFSC is a licensed insurance agency that provides insurance products to individuals and businesses. In 2001, C&NFSC added a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. C&NFSC's operations are not significant in relation to the total operations of the Bank.

All phases of the Bank's business are competitive. The Bank primarily competes in Tioga, Bradford and Sullivan counties and portions of Lycoming County. The Bank competes with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in the Bank's market area are larger in overall size than the Bank. With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds for deposits. The Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, broker dealer and insurance services. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base, and is not economically dependent on any small group of customers or on any individual industry.

Although there have been no mergers or acquisitions within the last 5 years, the Bank has engaged in several ventures designed to improve customer service and generate financial growth. These ventures included the following major initiatives:

- expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

-    installed 18 automated teller machines, beginning in 1997;

- created the "customer repurchase agreement" cash management service for commercial customers in 1998;

-    established internet banking services in 1999; and

-    constructed and opened new branches in Mansfield, PA (1998) and Muncy, PA
     (2000).

At December 31, 2002, the Bank had total assets of $996,644,000, total deposits of $641,164,000 and net loans outstanding of $445,356,000. At December 31, 2002, the Bank had a total of 265 full-time equivalent employees.

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

- C&NFSC is a Pennsylvania corporation. The Pennsylvania Department of Insurance regulates C&NFSC's insurance activities. Through October 31, 2002, the broker dealer division offered brokerage products as an office of supervisory jurisdiction of Hackett Associates, Inc. Effective November 1, 2002, brokerage products are offered through a third party networking agreement between the Bank and UVEST Financial Services, Inc.

- Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

ITEM 2. PROPERTIES

The Bank owns each of its properties, except for the facility located at 68 Main Street, Wellsboro, which is leased. All of the properties are in good condition. In 2001, the Bank entered into a lease of the property at 68 Main Street, Wellsboro. This facility is used for C&NFSC's operations and for training. None of the owned properties are subject to encumbrance.

A listing of properties is as follows:




Main administrative office:

     90-92 Main Street
     Wellsboro, PA  16901

Branch offices:

     428 S. Main Street                 Main Street                        41 Main Street
     Athens, PA  18810                  Liberty, PA  16930                 Tioga, PA  16946

     111 Main Street                    1085 S. Main Street                428 Main Street
     Dushore, PA  18614                 Mansfield, PA  16933               Towanda, PA  18848

     Main Street                        Route 220                          Courthouse Square
     East Smithfield, PA  18817         Monroeton, PA  18832               Troy, PA  16947

     104 Main Street                    3461 Route 405 Highway             90-92 Main Street
     Elkland, PA  16920                 Muncy, PA  17756                   Wellsboro, PA  16901

     102 E. Main Street                 Thompson Street                    Route 6
     Knoxville, PA  16928               Ralston, PA  17763                 Wysox, PA  18854

     Main Street                        503 N. Elmira Street
     Laporte, PA  18626                 Sayre, PA  18840

Other offices:

     Bankcard Services                  Facilities Management
     RR7 Box 503                        One Brewery Lane
     Wellsboro, PA 16901                Wellsboro, PA  16901

     C&N Financial Services Corp.       Audit and Compliance
     64 Main Street                     Water Street
     Wellsboro, PA  16901               Wellsboro, PA  16901



ITEM 3. LEGAL PROCEEDINGS

The Corporation and the Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY SHARE DATA

Trades of the Corporation's stock are executed through various brokers who maintain a market in the Corporation's stock. Information regarding sales prices of the Corporation's stock is available through the OTC Bulletin Board (www.otcbb.com). The Corporation's stock is not listed or traded on Nasdaq or a national securities exchange. As of December 31, 2002, there were 2,406 shareholders of record of the Corporation's common stock.

The following table sets forth the approximate high and low sales prices of the common stock during 2002 and 2001:


                                   2002                                  2001

                                            Dividend                               Dividend
                                            Declared                               Declared
                                               per                                   per
                       High        Low       Quarter          High        Low      Quarter
----------------------------------------------------------------------------------------------
First quarter           $ 28.50     $ 24.50     $ 0.28         $ 22.00    $ 20.00      $ 0.26

Second quarter            30.00       27.70       0.28           21.75      20.41        0.26

Third quarter             32.00       29.30       0.30           23.45      21.00        0.26

Fourth quarter            33.00       30.15       0.30           26.50      23.10        0.28
                                                  plus 1%                               plus 1%
                                                  stock dividend                        stock dividend



Known "market makers" who handle Citizens & Northern Corporation stock transactions are:


BAIRD PATRICK & CO.                MONROE SECURITIES, INC.        SANDLER O'NEILL & PARTNERS, LP
20 Exchange Place                  47 State Street                919 Third Avenue
New York, NY  10005                Rochester, NY  14614           New York, NY   10022
(212) 493-6619                     (800) 766-5560                 (800) 635-6851

F. J. MORRISSEY & CO.
BOENNING & SCATTERGOOD, INC.       RBC DAIN RAUSCHER              RYAN, BECK & COMPANY
4 Tower Bridge - Suite 300         3 Times Square, 24th Floor     3 Parkway
200 Barr Harbor Drive              New York, NY  10036            Philadelphia, PA   19102
West Conshohocken, PA  19428       (866) 835-1422                 (800) 342-2325
(800) 842-8928

FERRIS, BAKER WATTS, INC.
6 Bird Cage Walk
Holidaysburg, PA   16648
(800) 343-5149


INVESTOR INFORMATION


ANNUAL MEETING OF                             STOCK TRANSFER AGENT                    INDEPENDENT AUDITORS
SHAREHOLDERS
The Annual Meeting of Shareholders            AMERICAN STOCK TRANSFER &
will be held at the Arcadia Theatre in          TRUST CO.                             PARENTE RANDOLPH, PC
Wellsboro, PA, at 2:00 p.m. on Tuesday,       59 Maiden Lane, Plaza Level             400 Market Street
April 15, 2003.                               New York, NY  10038                     Williamsport, PA   17701
                                              (800) 278-4353


GENERAL SHAREHOLDER INQUIRIES
SHOULD BE SENT TO:

CITIZENS & NORTHERN
CORPORATION
90-92 Main Street, P.O. Box 58
Wellsboro, PA   16901

COMMON STOCK AND PER SHARE DATA


                                                               2002            2001           2000          1999           1998
Net income per share - basic                                 $   2.80        $   2.25       $  1.58       $  2.14        $  2.06
Net income per share - diluted                                   2.79            2.25          1.58          2.14           2.06
Cash dividends declared per share                                1.16            1.04          0.95          0.87           0.78
Cash dividends declared per share - historical basis             1.16            1.06          0.98          0.90           0.82
Stock dividend                                                     1%              1%            1%            1%             1%
Stockholders' equity per share (a)                              21.70           18.76         16.58         14.29          16.89
Stockholders' equity per share, excluding accumulated
  other comprehensive income (loss) (a)                         19.42           17.77         16.57         15.94          14.67

Weighted average shares outstanding - basic                 5,339,449       5,348,963     5,363,232     5,362,861      5,367,497
Weighted average shares outstanding - diluted               5,354,041       5,350,452     5,364,386     5,368,325      5,377,392
Number of shares outstanding at year-end                    5,285,606       5,234,800     5,207,244     5,153,729      5,102,028
Number of shares authorized                                10,000,000      10,000,000    10,000,000    10,000,000     10,000,000

(a) For purposes of this computation, the number of outstanding shares has been increased for the effects of 1% stock dividends issued in January following each year-end.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation's shareholders. The shareholders have approved all of the Corporation's equity compensation plans. The figures shown are as of December 31, 2002, and do not include awards made in January 2003. More details related to the Corporation's equity compensation plans are provided in Notes 1 and 12 to the consolidated financial statements.


                                                                                     NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES                                REMAINING AVAILABLE
                                   TO BE ISSUED UPON        WEIGHTED-AVERAGE         FOR FUTURE ISSUANCE
                                      EXERCISE OF           EXERCISE PRICE OF            UNDER EQUITY
                                  OUTSTANDING OPTIONS      OUTSTANDING OPTIONS        COMPENSATION PLANS
---------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by shareholders                120,489                 $27.17                    96,829



ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS)


INCOME STATEMENT                                       2002        2001        2000          1999        1998
Interest income                                     $ 57,285     $54,661      $51,643      $48,036     $45,183
Interest expense                                      26,315      28,356       30,145       24,571      22,693
---------------------------------------------------------------------------------------------------------------
Interest margin                                       30,970      26,305       21,498       23,465      22,490
Provision for loan losses                                940         600          676          760         763
---------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses       30,030      25,705       20,822       22,705      21,727
Other income                                           6,624       6,120        5,002        6,823       6,359
Securities gains                                       2,888       1,920        1,377        3,043       3,001
Other expenses                                        20,849      18,671       16,906       17,732      16,483
---------------------------------------------------------------------------------------------------------------
Income before income tax provision                    18,693      15,074       10,295       14,839      14,604
Income tax provision                                   3,734       3,022        1,819        3,354       3,527
---------------------------------------------------------------------------------------------------------------
Net income                                          $ 14,959     $12,052      $ 8,476      $11,485     $11,077
===============================================================================================================

BALANCE SHEET AT YEAR END
Total securities  (1)                               $513,597    $437,398     $343,596     $356,287    $327,309
Gross loans, excluding unearned discount             451,145     379,228      328,305      310,892     291,003
Total assets                                       1,018,768     866,999      719,335      705,898     646,298
Total deposits                                       640,304     576,274      528,967      500,474     476,518
Stockholders' equity, excluding accumulated
  other comprehensive income                         103,691      94,903       88,887       85,507      78,645
Total stockholders' equity                           115,837     100,187       88,969       76,623      90,567

AVERAGE BALANCE SHEET
Total securities, at amortized cost (1)              470,764     412,654      371,360      349,133     300,692
Gross loans, excluding unearned discount             410,670     346,353      318,382      301,584     285,275
Earning assets                                       881,434     759,007      689,743      650,717     585,966
Total assets                                         943,001     805,229      704,221      680,864     626,102
Total assets, excluding unrealized gains/
  Losses                                             930,539     798,590      717,052      672,999     606,163
Total deposits                                       613,392     544,579      503,848      483,858     448,601
Stockholders' equity, excluding accumulated
  other comprehensive income                          99,361      91,703       87,258       81,767      74,810
Stockholders' equity                                 107,595      96,021       78,792       87,143      87,997

FINANCIAL RATIOS
Return on stockholders' equity, excluding
  accumulated other comprehensive income (2)          15.06%      13.14%        9.71%       14.05%      14.81%
Return on stockholders' equity (2)                    13.90%      12.55%       10.76%       13.18%      12.59%
Return on assets (2)                                   1.59%       1.50%        1.20%        1.69%       1.77%
Stockholders' equity to assets, excluding
  accumulated other comprehensive income (2)          10.68%      11.48%       12.17%       12.15%      12.34%
Stockholders' equity to assets (2)                    11.41%      11.92%       11.19%       12.80%      14.05%
Stockholders' equity to loans (2)                     26.20%      27.72%       24.75%       28.90%      30.85%
Net income to:
      Total interest income                           26.11%      22.05%       16.41%       23.91%      24.52%
      Interest margin                                 48.30%      45.82%       39.43%       48.95%      49.25%
Dividends as a % of net income                        41.17%      46.08%       60.19%       40.39%      37.81%


(1) Includes available-for-sale and held-to-maturity securities, and interest-bearing cash and due from banks
(2)  Financial ratios calculated based on average balance sheet data

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this Annual Report on Form 10-K are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management's control and could cause results to differ materially from those currently anticipated. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

- changes in monetary and fiscal policies of the Federal Reserve Board and the U.S. Government, particularly related to changes in interest rates
-    changes in general economic conditions
-    legislative or regulatory changes
- downturn in demand for loan, deposit and other financial services in the Corporation's market area
- increased competition from other banks and non-bank providers of financial services
-    technological changes and increased technology-related costs
- changes in accounting principles, or the application of generally accepted accounting principles (see "Critical Accounting Policies," later in Management's Discussion and Analysis).

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

EARNINGS OVERVIEW

The Corporation has enjoyed 2 consecutive years with record-high levels of net income in 2002 and 2001. In 2002, net income was $14,959,000, or $2.80 per share
- basic and $2.79 per share - diluted. This represents a 24.1% increase over 2001 net income of $12,052,000 ($2.25 per share - basic and diluted). Net income for 2001 was 42.2% higher than in 2000. In 2000, net income amounted to $8,476,000 ($1.58 per share - basic and diluted).

The most significant income statement changes between 2002 and 2001, and between 2001 and 2000, are as follows:

     - The interest margin (excess of interest income over interest expense) increased significantly in both 2002 and 2001. The interest margin increased to $30,970,000 in 2002 from $26,305,000 in 2001, an increase of $4,665,000 or 17.7%. Further, the interest margin in 2001 was $4,807,000, or 22.4%, higher in 2001 than in 2000. As discussed in more detail in the "Net Interest Margin" section of Management's Discussion and Analysis, growth in the net interest margin over the last 2 years has resulted from increases in volume of earning assets, and from falling interest rates paid on deposits and borrowed funds. For a variety of reasons, including market conditions, the opening of the Muncy, PA, branch in October 2000, and the hiring of additional commercial lending staff, the Corporation has achieved significant growth in loans and deposits in 2002 and 2001. Also, management has identified opportunities to borrow funds and invest the proceeds in securities at positive spreads. Changes in interest rates have also had a dramatic impact on operating results over the last 3 years. As widely publicized, the Federal Reserve Board lowered its targeted federal funds rate 11 times during 2001, from 6.5% to 1.75%. The federal funds target rate remained at 1.75% throughout most of 2002, until the Fed lowered it to its current level of 1.25% in November 2002. The ripple effects of the Fed's actions throughout the national and local economy have substantially lowered the Corporation's cost of funds. In contrast, in 2000, the Fed increased its target rate several times, which resulted in increases in the Corporation's cost of funds.

     - Other (noninterest) income (excluding securities gains) was $6,624,000 in 2002, an increase of $504,000 (8.2%) over 2001. As described in more detail later in Management's Discussion and Analysis, the major sources of increased noninterest revenue in 2002 were from Service Charges on Deposit Accounts and Trust and Financial Management services. Noninterest income increased $1,118,000, or 22.4%, in 2001 over 2000. The major source of this revenue growth in 2001 was from recognition of an increase in cash surrender value of insurance of $905,000. In late December 2000, the Corporation purchased bank-owned life insurance (BOLI) at a cost of $15,000,000. The Corporation purchased BOLI to help fund future anticipated increases in employee benefits. Prior to December 2000, the Corporation had no BOLI holdings.

     - Net realized securities gains amounted to $2,888,000 in 2002, $1,920,000 in 2001 and $1,377,000 in 2000. Most of the gains realized throughout the 3-year period ended December 31, 2002, were from sales of bank stocks. The amounts of such gains realized in any accounting period depend on management's evaluation of the specific stocks owned by the Corporation.

     - Other (noninterest) operating expenses increased $2,178,000, or 11.7%, in 2002 over 2001, and 10.4% in 2001 over 2000. Higher operating expenses reflect increases in payroll costs, professional fees, depreciation and maintenance expense associated with computer hardware and software. These types of costs have increased as a result of the need to add personnel and supplement existing systems to keep up with expansions of services and growth in lending activity over the last few years. Also, in 2001, the Corporation's operating expenses increased due to the opening of the Muncy branch. Noninterest expenses are discussed in more detail later in Management's Discussion and Analysis.

     - The income tax provision increased to $3,734,000 in 2002 from $3,022,000 in 2001 and $1,819,000 in 2000, primarily because pre-tax income was higher. The income tax provision, as a percentage of pre-tax income, was 19.98% in 2002, 20.05% in 2001 and 17.67% in 2000.
          More details related to the Corporation's income taxes are provided in
          Note 13 to the Consolidated Financial Statements (included in Item 8 of this Form 10-K).

OUTLOOK FOR 2003

Looking into the future, management anticipates another year of good financial performance in 2003. However, management believes it will be difficult to continue the pace of earnings growth achieved in 2001 and 2002. With interest rates at historic lows, there is not much farther for them to fall. Most economists are predicting a rising interest rate environment as the U. S. economy recovers from the brief recession and when the uncertainty of war with Iraq is resolved. The Corporation's interest margin will be affected as higher yielding loans mature or are refinanced and as higher yielding investments mature or are called. The Corporation began seeing some reduction in the margin in the last quarter of 2002. If interest rates do begin to rise, the Corporation will experience some additional stress on the interest margin because its interest-bearing liabilities (deposits and borrowings) reprice faster than its earning assets (primarily, loans and investment securities). Management continues to look for opportunities to increase noninterest revenues, in an effort to reduce the Corporation's reliance upon interest rates. The Corporation's interest rate risk is discussed in more detail in Section 7A of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, in 2003, the American Institute of Certified Public Accountants is expected to issue an exposure draft of a statement of position that would establish detailed implementation guidance for calculating the allowance for loan losses. This statement of position is expected to call for implementation of its provisions beginning in 2004. Implementation of that detailed implementation guidance, if it is approved, could result in an adjustment to the Corporation's allowance.

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

NET INTEREST MARGIN
2003/2002/2001

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation's net interest margin in 2002, 2001 and 2000. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. Also, dividends from the Corporation's investment in the Federal Home Loan Bank of Pittsburgh (FHLB - Pittsburgh), which were included in interest and dividend income in prior years, have been excluded from the amounts included in the Tables for 2002, 2001 and 2000 in this year's Annual Report on Form 10-K. Dividends from FHLB - Pittsburgh stock are now included in Other (Noninterest) Income in the consolidated statement of income. The discussion that follows is based on amounts in the Tables.

The net interest margin (also referred to as net interest income), on a taxable-equivalent basis, was $33,963,000 in 2002, an increase of $5,413,000 or 19.0% over 2001. In turn, fully taxable-equivalent net interest income was $5,038,000, or 21.4% higher in 2001 than in 2000. As described in the "Earnings Overview" section of Management's Discussion and Analysis, these increases in net interest margin were caused mainly by increases in volume of earning assets, and from declining interest rates on the Corporation's deposits and borrowed funds. Table III shows the effect of volume and rate changes on the Corporation's major interest earning assets and interest-bearing liabilities. Table III shows that changes in volume of earning assets and interest-bearing liabilities resulted in an increase in net interest income of $4,264,000 in 2002, while changes in rates increased net interest income $1,149,000. In 2001, when (as discussed in the "Earnings Overview" section) short-term interest rates fell dramatically, rate changes had the effect of increasing net interest income $4,472,000, and volume changes increased net interest income $566,000. Table II, which shows average daily balances and rates, shows that the "Interest Rate Spread" (excess of average rate of return on interest-earning assets over average cost of funds on interest-bearing liabilities) widened substantially in 2001 over 2000, and widened a bit more in 2002 over 2001. The Interest Rate Spread was 3.38% in 2002, 3.17% in 2001 and 2.53% in 2000.

INTEREST INCOME AND EARNING ASSETS

The Corporation's major categories of interest-bearing assets are available-for-sale investment securities and loans. Total interest income increased $3,372,000, or 5.9%, in 2002 over 2001. Interest and dividends from available-for-sale securities increased $1,758,000, or 6.5%, and interest and fees from loans increased $1,864,000, or 6.3%. In Table III, the growth in interest income is broken down between the impact of volume changes and the impact of interest rate changes. Higher average balances of available-for-sale securities and loans in 2002 than in 2001 resulted in increases in interest income in 2001, despite lower average rates of return.

Similarly, total interest income increased $3,249,000, or 6.1%, in 2001 over 2000, with the effects of increased average volume of earning assets more than offsetting the impact of lower average rates. Income from available-for-sale securities increased $1,544,000, or 6.1% in 2001 over 2000. Interest and fees from loans increased $1,644,000, or 5.9%, in 2001 over 2000.

As shown in Table II, the average balance of the available-for-sale investment portfolio (at amortized cost) was $465,650,000 in 2002, $395,908,000 in 2001 and
$359,265,000 in 2000. The major components of the portfolio are mortgage-backed securities, obligations of state and political subdivisions (municipal bonds), and U. S. Government Agency securities. Also, the Corporation holds other corporate debt securities and equity securities (primarily stocks of banks and bank holding companies). In total, available-for-sale securities grew because management was able to identify opportunities to borrow funds and invest the proceeds in securities at a positive spread. These opportunities were available because of the "steep yield curve" (longer-term interest rates much higher than shorter-term rates) that existed throughout most of 2002 and 2001. The average rate of return on available-for-sale securities was 6.16% for 2002, considerably lower than the 2001 (6.80%) and 2000 (6.92%). The average return on available-for-sale securities was 5.87% in the 4th quarter 2002.

Table II also shows that the composition of the available-for-sale securities portfolio has changed significantly. The average balance of U.S. Government agency securities fell to 16% of the average balance of the total portfolio in 2002 from 29% in 2001 and 37% in 2000. In contrast, the average balance of mortgage-backed securities increased to 45% of the total portfolio in 2002 from 38% in 2001 and 28% in 2000. In 2002 and in the latter part of 2001, as a result of declining interest rates, substantial amounts of U.S. Government agency securities were called. The Corporation reinvested much of the proceeds in mortgage-backed securities. Also, much of the leveraged security purchases described above consisted of mortgage-backed securities. The portfolio's increased weighting in mortgage-backed securities is designed to provide increased cash flow, in the form of monthly principal and interest payments. This increased level of cash inflows will be available to be reinvested at higher rates when interest rates rise.

Obligations of state and political subdivisions (municipal bonds) also were a larger portion of the portfolio in 2002 than in 2001 and 2000. The average balance of municipal bonds grew to $113,540,000, or 24% of the portfolio, in 2002 from 20% of the portfolio in 2001 and 23% of the portfolio in 2000. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

Other securities consist of corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions. Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years) which bear interest at fixed or variable rates. The average balance of other securities increased to $43,826,000 in 2002 from $29,577,000 in 2001 and $22,572,000, primarily as a result of purchases of Trust Preferred Securities.

The loan portfolio makes up most of the balance of the earning asset base and is the largest contributor to total interest income. The Corporation's market area consists of small rural communities. Consequently, the loan portfolio is retail-oriented, consisting mostly of real estate secured mortgages on one-to-four family dwellings. Total average real estate secured mortgage loans made up approximately 80% of the loan portfolio during 2002, 2001 and 2000. In 2002 and 2001, there has been significant growth in lending activities. Average loans outstanding increased $64,317,000, or 18.6%, in 2002, and $27,971,000, or
8.8%, in 2001. Much of the growth in the loan portfolio in 2002 and 2001 has been in real estate secured loans, including commercial as well as residential real estate loans. Lower market interest rates, which have spurred significant levels of refinancing, and have resulted in many individuals' and businesses' willingness to take on more debt, have contributed to the Corporation's loan growth. Also, the Corporation's loan growth is attributable to the opening of the Muncy office, along with the hiring of several additional lending personnel in 2002 and 2001. The balance of the loan portfolio includes consumer installment loans and commercial loans. The Corporation also has a credit card operation, which is operated for the Corporation's customers and for other banks.

The average return on the total loan portfolio for 2002 was 7.67%, down from 8.56% in 2001 and 8.79% in 2000. The lower return in 2002 was impacted by significant levels of mortgage refinancings, and by lower returns on commercial loans with variable rates. The average return on loans was 7.42% in the 4th quarter 2002.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell to $26,315,000 in 2002 from $28,356,000 in 2001 and $30,145,000 in 2000. As reflected in Table III, lower average interest rates had the effect of lowering expense $7,184,000 in 2002 and $5,994,000 in 2001. The impact of lower rates more than offset the effects on interest expense of higher average balances of interest-bearing liabilities. As shown in Table II. average balances of interest-bearing liabilities increased 18.1%, to $760,738,000 in 2002, and 13.8%, to $643,980,000 in 2001.

As reflected in Table III, lower rates caused interest expense from money market accounts to fall $1,392,000 in 2002, and $2,518,000 in 2001. Money market accounts are repriced weekly, and thus are highly rate sensitive. As shown in Table II, the average cost of money market funds was 2.31% in 2002, 3.49% in 2001 and 5.39% in 2000.

Table III also shows that interest expense from savings accounts declined in 2002 and 2001. Interest expense from savings accounts fell $508,000 in 2002 and $132,000 in 2001. In 2001, the Corporation's savings rate fell 2 times, from 2.5% to 2%, and then to its current level of 1%. As a result, the average interest rate incurred on savings accounts fell to 1.01% in 2002 from 2.16% in 2001 and 2.49% in 2000.

Interest expense from CDs decreased $1,532,000 in 2002 and increased $1,109,000 in 2001. Because CDs have terms that may range from 3 months to 5 years, they do not reprice as quickly as money market accounts or IRAs. The average rate incurred on CDs was 3.97% in 2002, 5.48% in 2001 and 5.64% in 2000.

In contrast to the other major types of deposits, interest expense from Individual Retirement Accounts (IRAs) increased $455,000 in 2002. As shown in Table II, in 2002, the average balance of IRAs increased 14.3%, to $90,856,000. Throughout 2002, the Corporation offered the highest IRA rate in its marketplace, which was instrumental in this growth. For several years, the Corporation's IRA product was adjustable rate, repriced quarterly based on an index, with a floor of 5%. Effective September 1, 2002, the Corporation made changes to its IRA products, including: (1) for new IRAs, reduced the floor to 4%, and removed the tie to an external index, on the quarterly repricing IRA product, and (2) began to offer the Index Powered CD as an additional IRA product. (Index Powered CDs are described in detail in Note 10 to the consolidated financial statements.) In 2001, interest expense from IRAs fell $756,000, as falling interest rates gradually caused the Corporation's IRA rate to fall to the floor of 5%. The average rate incurred on IRAs was 4.98% in 2002, 5.12% in 2001 and 6.32% in 2000.

As you can calculate from Table II, average total deposits (interest-bearing and noninterest-bearing) increased $68,813,000, or 12.6%, in 2002. In 2001, average total deposits increased $40,731,000, or 8.1%. In addition to IRAs, as described above, the other major types of deposits that increased in 2002 and 2001 were CDs, money market accounts and demand (checking) accounts. Management believes that deposit growth has resulted, in part, from declines in the U.S stock market, which has caused some investors to move funds to less volatile investments. Also, deposit growth has been enhanced by the expansion of the branch system in recent years, with relatively new offices opened in Mansfield
(1998) and Muncy (2000).

Interest expense on borrowed funds is presented in Table I in 2 categories - "Overnight borrowings" and "Other borrowed funds." Overnight borrowings include federal funds purchased from other banks and overnight repurchase agreements with FHLB - Pittsburgh. Other borrowed funds include overnight repurchase agreements with customers (the Corporation's "RepoSweep" accounts), borrowings from FHLB - Pittsburgh and other repurchase agreements.

Interest expense on average other borrowed funds increased $1,278,000 in 2002 and $1,125,000 in 2001. Average other borrowed funds balances increased to $211,092,000 in 2002 from $151,615,000 in 2001 and $108,581,000 in 2000. As discussed in the "Interest Income - Earning Assets" section above, the Corporation borrowed funds in 2002 and 2001 to fund purchases of available-for-sale securities. Because of a favorable interest rate environment, the Corporation extended the terms of most of its borrowings from very short term (as of the end of 2000) to a "ladder" of staggered maturities extending out (primarily) over 5 years. Note 9 to the consolidated financial statements provides more details regarding the composition of borrowed funds as of December 31, 2002 and 2001. Average interest rates on other borrowed funds amounted to 4.29% in 2002, 5.13% in 2001 and 6.13% in 2000. Overall, Table III shows that lower rates had the effect of reducing interest expense associated with other borrowed funds in 2002 by $1,421,000, while higher average borrowing balances increased interest expense $2,699,000. In 2001, lower average rates decreased interest expense $1,208,000, while the increase in average borrowings increased interest expense by $2,333,000.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE


                                                                            YEARS ENDED DECEMBER 31,         INCREASE(DECREASE)
(IN THOUSANDS)                                                             2002        2001        2000        02/01       01/00
INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                                              $  75      $  151      $  154     $  (76)      $   (3)
     Securities of other U.S. Government agencies and corporations         4,728       7,718       9,417     (2,990)      (1,699)
     Mortgage-backed securities                                           11,097       9,487       6,874       1,610        2,613
     Obligations of states and political subdivisions                      8,641       6,216       6,342       2,425        (126)
     Equity securities                                                     1,148       1,090         851          58          239
     Other securities                                                      2,975       2,244       1,724         731          520
----------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                             28,664      26,906      25,362       1,758        1,544
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                                 27          40          37        (13)            3
     Securities of other U.S. Government agencies and corporations            20          43          68        (23)         (25)
     Mortgage-backed securities                                                9          16          21         (7)          (5)
----------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                   56          99         126        (43)         (27)
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                               17          82         114        (65)         (32)
Federal funds sold                                                            42         184          64       (142)          120
Loans:
     Real estate loans                                                    25,454      23,431      21,895       2,023        1,536
     Consumer                                                              2,974       3,055       3,056        (81)          (1)
     Agricultural                                                            199         190         191           9          (1)
     Commercial/industrial                                                 1,934       1,831       1,847         103         (16)
     Other                                                                    69          68          71           1          (3)
     Political subdivisions                                                  858       1,043         909       (185)          134
     Leases                                                                   11          17          22         (6)          (5)
----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                                     31,499      29,635      27,991       1,864        1,644
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                     60,278      56,906      53,657       3,372
                                                                                                                            3,249
----------------------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
Interest checking                                                            425         651       1,036       (226)        (385)
Money market                                                               3,970       5,362       7,880     (1,392)      (2,518)
Savings                                                                      504       1,012       1,144       (508)        (132)
Certificates of deposit                                                    7,752       9,284       8,175     (1,532)        1,109
Individual Retirement Accounts                                             4,528       4,073       4,829         455        (756)
Other time deposits                                                           36          35          44           1          (9)
Overnight borrowings                                                          44         161         384       (117)        (223)
Other borrowed funds                                                       9,056       7,778       6,653       1,278        1,125
----------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                    26,315      28,356      30,145     (2,041)      (1,789)
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                      $33,963     $28,550     $23,512     $ 5,413      $ 5,038
==================================================================================================================================



(1) Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Fees on loans are included with interest on loans and amounted to $1,286,000 in 2002, $1,054,000 in 2001 and $761,000 in 2000.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES


                                                                        2002                    2001                   2000
(DOLLARS IN THOUSANDS)                                                   RATE OF                 RATE OF               RATE OF
                                                                          RETURN/                 RETURN/               RETURN/
                                                               AVERAGE    COST OF      AVERAGE    COST OF     AVERAGE   COST OF
                                                               BALANCE     FUNDS       BALANCE     FUNDS      BALANCE    FUNDS
                                                                             %                       %                     %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                                    $  1,241      6.04      $  2,506      6.03     $  2,512    6.13
     Securities of other U.S. Government agencies and
       corporations                                                75,646      6.25       113,186      6.82      133,063    7.08
     Mortgage-backed securities                                   209,539      5.30       150,838      6.29      101,155    6.80
     Obligations of states and political subdivisions             113,540      7.61        78,741      7.89       81,312    7.80
     Equity securities                                             21,858      5.25        21,060      5.18       18,651    4.56
     Other securities                                              43,826      6.79        29,577      7.59       22,572    7.64
---------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                     465,650      6.16       395,908      6.80      359,265    7.06
---------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                         511      5.28           742      5.39          685    5.40
     Securities of other U.S. Government agencies and
       corporations                                                   331      6.04           680      6.32        1,019    6.67
     Mortgage-backed securities                                       131      6.87           205      7.80          283    7.42
---------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                           973      5.76         1,627      6.08        1,987    6.34
---------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                     1,444      1.18         2,659      3.08        1,861    6.13
Federal funds sold                                                  2,698      1.56         5,064      3.63        1,000    6.40
Loans:
     Real estate loans                                            338,133      7.53       279,828      8.37      254,225    8.61
     Consumer                                                      29,720     10.01        28,062     10.89       27,760   11.01
     Agricultural                                                   2,556      7.79         2,070      9.18        1,963    9.73
     Commercial/industrial                                         28,182      6.86        22,212      8.24       21,336    8.66
     Other                                                          1,028      6.71           892      7.62          886    8.01
     Political subdivisions                                        10,929      7.85        13,108      7.96       12,009    7.57
     Leases                                                           122      9.02           181      9.39          203   10.84
---------------------------------------------------------------------------------------------------------------------------------
          Total loans                                             410,670      7.67       346,353      8.56      318,382    8.79
---------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                                    881,435      6.84       751,611      7.57      682,495    7.86
Cash                                                               13,318                  11,871                 10,887
Unrealized gain/loss on securities                                 12,462                   6,639               (12,831)
Allowance for loan losses                                         (5,453)                 (5,370)                (5,233)
Bank premises and equipment                                        10,246                   9,602                  8,712
Other assets                                                       30,993                  30,876                 20,191
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                    $ 943,001               $ 805,229              $ 704,221
=================================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                                $ 37,984      1.12      $ 37,192      1.75     $ 36,086    2.87
Money market                                                      171,767      2.31       153,738      3.49      146,209    5.39
Savings                                                            49,779      1.01        46,750      2.16       45,963    2.49
Certificates of deposit                                           195,099      3.97       169,275      5.48      144,997    5.64
Individual Retirement Accounts                                     90,856      4.98        79,482      5.12       76,439    6.32
Other time deposits                                                 1,814      1.98         1,916      1.83        1,717    2.56
Overnight borrowings                                                2,347      1.87         4,012      4.01        5,721    6.71
Other borrowed funds                                              211,092      4.29       151,615      5.13      108,581    6.13
---------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                      760,738      3.46       643,980      4.40      565,713    5.33
Demand deposits                                                    66,093                  56,226                 52,437
Other liabilities                                                   8,575                   9,002                  7,279
--------------------------------------------------------------------------         ---------------         --------------
Total Liabilities                                                 835,406                 709,208                625,429
--------------------------------------------------------------------------         ---------------         --------------
Stockholders' equity, excluding other comprehensive
  income/loss                                                      99,361                  91,703                 87,258
Other comprehensive income/loss                                     8,234                   4,318                (8,466)
--------------------------------------------------------------------------         ---------------         --------------
Total Stockholders' Equity                                        107,595                  96,021                 78,792
--------------------------------------------------------------------------         ---------------         --------------
Total Liabilities and Stockholders' Equity                      $ 943,001               $ 805,229              $ 704,221
==========================================================================         ===============         ==============
Interest Rate Spread                                                           3.38                    3.17                 2.53
Net Interest Income/Earning Assets                                             3.85                    3.80                 3.45


(1) Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2)  Nonaccrual loans are included in the loan balances above.

TABLE III - THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE


                                                         YEARS ENDED 12/31/02 VS. 01               YEARS ENDED 12/31/01 VS. 00
(IN THOUSANDS)                                         CHANGE IN     CHANGE IN     TOTAL         CHANGE IN     CHANGE IN     TOTAL
                                                         VOLUME        RATE        CHANGE          VOLUME        RATE        CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                             $  (76)       $    -     $  (76)           $    -      $   (3)      $  (3)
     Securities of other U.S. Government agencies
       and corporations                                   (2,389)        (601)     (2,990)          (1,364)        (335)     (1,699)
     Mortgage-backed securities                             3,277      (1,667)       1,610            3,158        (545)       2,613
     Obligations of states and political
       subdivisions                                         2,655        (230)       2,425            (202)           76       (126)
     Equity securities                                         42           16          58              117          122         239
     Other securities                                         987        (256)         731              531         (11)         520
------------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities               4,496      (2,738)       1,758            2,240        (696)       1,544
------------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                (12)          (1)        (13)                3            -           3
     Securities of other U.S. Government agencies
       and corporations                                      (21)          (2)        (23)             (21)          (4)        (25)
     Mortgage-backed securities                               (5)          (2)         (7)              (6)            1         (5)
------------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                  (38)          (5)        (43)             (24)          (3)        (27)
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                              (27)         (38)        (65)               38         (70)        (32)
Federal funds sold                                           (64)         (78)       (142)              159         (39)         120
Loans:
     Real estate loans                                      4,550      (2,527)       2,023            2,157        (621)       1,536
     Consumer                                                 174        (255)        (81)               33         (34)         (1)
     Agricultural                                              41         (32)           9               10         (11)         (1)
     Commercial/industrial                                    442        (339)         103               74         (90)        (16)
     Other                                                      9          (8)           1                -          (3)         (3)
     Political subdivisions                                 (171)         (14)       (185)               86           48         134
     Leases                                                   (5)          (1)         (6)              (2)          (3)         (5)
------------------------------------------------------------------------------------------------------------------------------------
          Total loans                                       5,040      (3,176)       1,864            2,358        (714)       1,644
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                       9,407      (6,035)       3,372            4,771      (1,522)       3,249
------------------------------------------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                              14        (240)       (226)               31        (416)       (385)
Money market                                                  574      (1,966)     (1,392)              388      (2,906)     (2,518)
Savings                                                        62        (570)       (508)               20        (152)       (132)
Certificates of deposit                                     1,277      (2,809)     (1,532)            1,337        (228)       1,109
Individual Retirement Accounts                                570        (115)         455              186        (942)       (756)
Other time deposits                                           (2)            3           1                5         (14)         (9)
Overnight borrowings                                         (51)         (66)       (117)             (95)        (128)       (223)
Other borrowed funds                                        2,699      (1,421)       1,278            2,333      (1,208)       1,125
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                      5,143      (7,184)     (2,041)            4,205      (5,994)     (1,789)
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                       $ 4,264      $ 1,149     $ 5,413           $  566      $ 4,472     $ 5,038
====================================================================================================================================


(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
2002/2001/2000

Total noninterest income increased $1,472,000, or 18.3%, in 2002 compared to 2001. The increase in net realized security gains is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

2002 VS. 2001

- Service charges on deposit accounts increased $349,000, or 25.4%. This increase resulted from growth in deposits, as well as fee increases implemented in the second half of 2001 on certain types of services.

- Trust and financial management revenue increased $179,000, or 11.4%. This increase resulted from fee increases implemented in the latter part of 2001, and from receipt of certain fees for services provided prior to 2002. Trust revenue is recorded on a cash basis, which does not vary materially from the accrual basis.

2001 VS. 2000

Total noninterest income increased $1,661,000, or 26.0%, in 2001 compared to 2000. The most significant changes - the increase in security gains and income from the (BOLI) life insurance contract - are discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

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

- Other operating income increased $146,000. In 2001, C&NFSC began operating a broker dealer division, which offers annuities, mutual funds and other non-bank investment products. The broker dealer division generated revenue of $84,000 in 2001. Another significant change within the items included in other operating income is interchange fees received from the Bank's VISA check card product. This product was introduced in late 1999, and has grown in numbers of accounts and usage. These fees increased to $87,000 in 2001 from $42,000 in 2000. Also within other operating income, gains from sales of other real estate properties increased to $135,000 in 2001 from $104,000 in 2000.


TABLE IV - COMPARISON OF NONINTEREST INCOME

(IN THOUSANDS)                                       2002       % CHANGE        2001        % CHANGE        2000

Service charges on deposit accounts                $ 1,725          25.4       $ 1,376          19.7      $ 1,150
Service charges and fees                               258           4.5           247           6.5          232
Trust and financial management revenue               1,755          11.4         1,576          (2.3)       1,613
Insurance commissions, fees and premiums               577          (0.9)          582          56.5          372
Increase in cash surrender value of life
   insurance                                           853          (5.7)          905           N/A            -
Fees related to credit card operation                  631          14.7           550         (38.7)         897
Other operating income                                 825          (6.7)          884          19.8          738
-----------------------------------------------------------------------------------------------------------------
Total other income before realized gains on
    securities, net                                  6,624           8.2         6,120          22.4        5,002
Realized gains on securities, net                    2,888          50.4         1,920          39.4        1,377
-----------------------------------------------------------------------------------------------------------------
Total Other Income                                 $ 9,512          18.3       $ 8,040          26.0      $ 6,379
=================================================================================================================


OTHER NONINTEREST EXPENSE
2002/2001/2000

Total noninterest expense increased 11.7% in 2002, to $20,849,000. In 2001, total noninterest expense was $18,671,000, a 10.4% increase over 2000.

2002 VS. 2001

Salaries and wages increased $925,000, or 10.9%, in 2002 compared to 2001. The increase is the result of annual merit raises ranging from 2%-5%, an increase in the number of employees and an increase in incentive bonus expense. Increases in staff during the last half of 2001 and throughout 2002 included the addition of new positions in branch and commercial lending, branch administration, compliance and marketing. The incentive bonus plan provides for compensation to be paid to certain key officers based on a combination of corporate and personal performance. Total incentive bonus expense increased $185,000 in 2002.

Pensions and other employee benefits increased $438,000, or 19.8%, in 2002 over 2001. A portion of this increase is directly related to the increase in salaries and wages. Also, pension expense from the Corporation's defined benefit pension plan increased $245,000 in 2002 over 2001. A decline in the market value of plan assets was the main cause of the increase in expense in 2002. Note 12 to the consolidated financial statements provides more information related to the defined benefit pension plan.

Other expense increased $704,000, or 15.9%, in 2002 over 2001. This category includes many different types of expenses. Some of the overall increase in this category was caused by increases in number of transactions processed and number of employees. The most significant changes within this category are as follows:

     - Expenses of Bucktail Life Insurance Company, increased $111,000, to $335,000. This increase resulted mainly from a larger amount of life insurance claims incurred.

     - Professional fees increased $101,000, to $276,000. This increase reflected costs associated with organizational and product profitability consultants, human resources consultants and other consultants related to various aspects of the Corporation's operations.

     - Office and other supplies increased $77,000, to $502,000, as a result of increased volumes of employees and customers.

     - Restricted stock amortization increased $58,000, to $80,000. This category of expense included amortization associated with 2 years of awards to Directors and certain employees in 2002, compared to only 1 year in 2001 (the first year for which there were restricted stock awards). Stock-based compensation plans are described in more detail in Note 12 to the financial statements.

     - In 2002, the Corporation wrote off asset-liability reporting software of $41,000, due to management's decision to change to an outsourcing provider of asset-liability reports.

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

Furniture and equipment expense increased $237,000, or 19.8%, in 2001. The major categories of furniture and equipment expense that increased in 2001 compared to 2000 were maintenance costs associated with computer hardware and software, and depreciation. The increase in computer maintenance costs is mainly attributable to the timing of certain maintenance costs. Increased depreciation expense resulted primarily from the addition of the Muncy branch, which began operations in the 4th quarter 2000, and the opening of the new credit card operations facility in mid-2000.

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


TABLE V - COMPARISON OF NONINTEREST EXPENSE


(IN THOUSANDS)                                     2002         % CHANGE         2001       % CHANGE         2000
Salaries and wages                               $ 9,418           10.9        $ 8,493          11.8       $ 7,597
Pensions and other employee benefits               2,651           19.8          2,213          14.1         1,939
Occupancy expense, net                             1,094            7.5          1,018           9.7           928
Furniture and equipment expense                    1,532            7.1          1,431          19.8         1,194
Expenses related to credit card operation            285           (3.4)           295         (27.5)          407
Pennsylvania shares tax                              734           (7.1)           790           4.5           756
Other operating expense                            5,135           15.9          4,431           8.5         4,085
------------------------------------------------------------------------------------------------------------------
Total Other Expense                             $ 20,849           11.7       $ 18,671          10.4      $ 16,906
==================================================================================================================


FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "NET INTEREST MARGIN" section of Management's Discussion and Analysis. In particular, the discussion of changes in available-for-sale securities, loans, deposits and borrowed funds in 2002 is sufficient to explain the overall change in the year-end balances in 2002 compared to 2001. Other significant balance sheet items - the allowance for loan losses and stockholders' equity - are discussed in separate sections of Management's Discussion and Analysis.

Table VI shows the composition of the investment portfolio at December 31, 2002, 2001 and 2000.

Premises and equipment, net of accumulated depreciation, increased to $10,333,000 at December 31, 2002 from $9,967,000 at December 31, 2001. The total cost of premises and equipment purchases was $1,712,000 in 2002, $1,935,000 in 2001 and $2,426,000 in 2000. In 2002, the most significant capital purchases included renovations of the Tioga and Athens offices, and completion of renovations to the leased facility on Main Street in Wellsboro. Other major categories of capital purchases in 2002 included purchases of computer hardware and software, and purchase and demolition of property adjacent to the Wysox office. In 2001, the most significant capital purchases were for new proof of deposit software, renovations to branches and a new telephone system. The most significant capital investment in 2000 was the addition of the Muncy branch, for which land, building construction and initial furniture and equipment cost slightly more than $1,000,000. Depreciation expense amounted to $1,346,000 in 2002, $1,300,000 in 2001 and $1,086,000 in 2000.

The total cost of capital expenditures for 2003 is expected to be in the range of the amounts spent in 2000-2002. Capital expenditures will not have a detrimental effect on the Corporation's financial condition in 2003.


TABLE VI - INVESTMENT SECURITIES


                                                                  AS OF DECEMBER 31,
                                                                  2002                       2001                    2000
(IN THOUSANDS)
                                                         AMORTIZED       FAIR      AMORTIZED       FAIR     AMORTIZED       FAIR
                                                           COST          VALUE       COST         VALUE       COST          VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                           $    -        $   -      $ 2,503     $ 2,557      $ 2,509      $ 2,533
Obligations of other U.S. Government agencies              71,657       72,348       75,295      75,172      132,713      128,883
Obligations of states and political subdivisions          127,690      130,879       95,835      95,261       68,236       69,065
Other securities                                           62,296       63,592       34,315      34,532       22,111       20,964
Mortgage-backed securities                                207,244      212,276      198,269     198,975       91,708       91,240
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                     468,887      479,095      406,217     406,497      317,277      312,685
Marketable equity securities                               24,886       33,080       19,745      27,472       22,098       26,814
----------------------------------------------------------------------------------------------------------------------------------
Total                                                   $ 493,773     $512,175    $ 425,962    $433,969    $ 339,375     $339,499
==================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                           $  321       $  359       $  726      $  735       $  707       $  708
Obligations of other U.S. Government agencies                 297          322          547         561          946          947
Mortgage-backed securities                                     89           93          175         181          258          259
----------------------------------------------------------------------------------------------------------------------------------
Total                                                      $  707       $  774      $ 1,448     $ 1,477      $ 1,911      $ 1,914
==================================================================================================================================


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

The Bank also engages a consulting firm each year to perform an independent credit review. Their review is performed annually on credit relationships of $250,000 and higher as well as other selected credit relationships. The loan quality committee gives substantial consideration to the classifications and recommendations of the independent credit reviewer in determining the allowance for loan losses.

The allowance for loan losses includes two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual loans and historical loss experience, as modified for identified trends and concerns, for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan, modified for risk adjustment factors identified by management for each type of loan. The charge-off ratio, as modified, is then applied to the current outstanding loan balance for each type of loan (net of Watch List and other loans that are individually evaluated).

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the market area. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank's historical loss factors used to determine the allocated component of the allowance, and it recognizes that management's knowledge of specific losses within the portfolio may be incomplete.

Table IX reflects an allowance of $1,877,000 for losses related to impaired loans as of December 31, 2002. This reflects management's evaluation of impairment associated with several commercial loan relationships. Management believes it has been conservative, but reasonable, in its commercial loan impairment calculations. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2002.

As you can see in Table IX, the allowance for loan losses related to impaired loans was much higher at December 31, 2002 than as of the ends of each of the previous 4 years. In years prior to 2002, amounts disclosed related to impaired loans were limited to commercial loans that had been classified as nonaccrual. Effective in the fourth quarter 2002, management changed its method of identifying impaired loans to include all individual loans for which an allowance was calculated. Management believes this method of determining disclosure information is more consistent with the applicable requirements of FASB Statements No. 114 and 118. This change affects disclosures related to impaired loans, and the allocation of the allowance for loan losses as presented in Table IX, but does not represent a change in management's method for calculating the allowance for loan losses.

As noted in Table IX, the unallocated portion of the allowance for loan losses was $1,759,000 at December 31, 2002 and $2,187,000 at December 31, 2001. The
unallocated balances ranged from $1,759,000 to $2,222,000 in 2002 and $1,983,000 to $2,364,000 during 2001. In evaluating the unallocated portion of the allowance, management considers several trends, including comparisons of loan loss data to other financial institutions and tracking of delinquency and charge-off trends. Loan delinquency data has been fairly consistent over the last 2 years. Total 90 day or more past due loans, plus nonaccrual loans, amounted to $3,570,000 (0.79% of total loans) at December 31, 2002, and $3,117,000 (0.82% of total loans) at December 31, 2001. Total 30-89 day past due loans amounted to $8,853,000 (1.96% of total loans) at December 31, 2002, and $7,066,000 (1.86% of total loans) at December 31, 2001. As reflected in Table VIII, gross and net charge-offs were slightly lower in 2002 than in any of the previous 4 years; however, in light of the increase in allowances on impaired loans, this may not be a sustainable trend.

The provision for loan losses amounted to $940,000 in 2002, $600,000 in 2001 and $676,000 in 2000. The higher provision in 2002 reflects increased estimates of allowances on impaired or Watch List loans, as described above. The amount of the provision in each year is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VII, VIII, IX and X present an analysis of the loan portfolio, the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VII - FIVE-YEAR HISTORY OF LOAN LOSSES (IN THOUSANDS)



                                           2002        2001         2000        1999         1998      AVERAGE
Year-end gross loans, excluding
  unearned discount                      $451,145    $379,228     $328,305    $310,892     $291,003    $352,115
Year-end allowance for loan
  Losses                                    5,789       5,265        5,291       5,131        4,820       5,259
Year-end nonaccrual loans                   1,252       1,050        1,608       1,956        1,135       1,400
Year-end loans 90 days or more
  past due and still accruing               2,318       2,067        1,221       1,797        1,628       1,806
Net charge-offs                               416         626          516         449          856         573
Provision for loan losses                     940         600          676         760          763         748
Earnings coverage of charge-
  Offs                                       36.0        19.3         16.4        25.6         12.9        20.3
Allowance coverage of charge-
  Offs                                       13.9         8.4         10.3        11.4          5.6         9.2
Net charge-offs as a % of
  provision for loan losses                  44.3%      104.3%        76.3%       59.1%       112.2%       76.6%


TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


(IN THOUSANDS)                           YEARS ENDED DECEMBER 31,
                                         2002       2001        2000        1999       1998
Balance, beginning of year              $ 5,265    $ 5,291     $ 5,131     $ 4,820    $ 4,913
---------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                         123        144         272          81        257
  Installment loans                         116        138          77         138        144
  Credit cards and related plans            190        200         214         192        264
  Commercial and other loans                123        231          53         219        301
---------------------------------------------------------------------------------------------
Total charge-offs                           552        713         616         630        966
---------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                          30          6          26          81         12
  Installment loans                          30         27          23          60         43
  Credit cards and related plans             18         20          28          30         40
  Commercial and other loans                 58         34          23          10         15
---------------------------------------------------------------------------------------------
Total recoveries                            136         87         100         181        110
---------------------------------------------------------------------------------------------
Net charge-offs                             416        626         516         449        856
Provision for loan losses                   940        600         676         760        763
---------------------------------------------------------------------------------------------
Balance, end of year                    $ 5,789    $ 5,265     $ 5,291     $ 5,131    $ 4,820
=============================================================================================


TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE


(IN THOUSANDS)

                                 2002       2001        2000        1999       1998
Commercial                     $ 1,315    $ 1,837     $ 1,612     $ 2,081    $   650
Consumer mortgage                  460        674         952         834         97
Impaired loans                   1,877         73         273         609        290
Consumer                           378        494         471         437        702
All other commitments                -          -           -         150        202
Unallocated                      1,759      2,187       1,983       1,020      2,879
-------------------------------------------------------------------------------------
Total Allowance                $ 5,789    $ 5,265     $ 5,291     $ 5,131    $ 4,820
=====================================================================================



The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur. The calculation for 1998 did not include specific amounts for "Watch List" loans. These loans were included in the total population of loans and historical loss ratios applied.

TABLE X - FIVE-YEAR SUMMARY OF LOANS BY TYPE


(IN THOUSANDS)
                                     2002       %         2001      %       2000       %       1999       %      1998        %
Real estate - construction         $   103     0.02    $  1,814    0.48    $   452    0.14    $   649    0.21  $  1,004     0.34
Real estate - mortgage             370,453    82.12     306,264   80.76    263,325   80.21    247,604   79.64   230,815    79.31
Consumer                            31,532     6.99      29,284    7.72     28,141    8.57     29,140    9.37    30,924    10.63
Agricultural                         3,024     0.67       2,344    0.62      1,983    0.60      1,899    0.61     1,930     0.66
Commercial                          30,874     6.84      24,696    6.51     20,776    6.33     18,050    5.81    17,630     6.06
Other                                2,001     0.44       1,195    0.32        948    0.29      1,025    0.33     1,062     0.36
Political subdivisions              13,062     2.90      13,479    3.55     12,462    3.80     12,332    3.97     7,449     2.56
Lease receivables                       96     0.02         152    0.04        218    0.07        222    0.07       218     0.07
---------------------------------------------------------------------------------------------------------------------------------
Total                              451,145   100.00     379,228  100.00    328,305  100.00    310,921  100.00   291,032   100.00
Less: unearned discount                  -                    -                  -               (29)               (29)
---------------------------------------------------------------------------------------------------------------------------------
                                   451,145              379,228            328,305            310,892           291,003
Less: allowance for loan losses     (5,789)              (5,265)            (5,291)            (5,131)           (4,820)
---------------------------------------------------------------------------------------------------------------------------------
Loans, net                       $ 445,356            $ 373,963          $ 323,014          $ 305,761         $ 286,183
=================================================================================================================================


LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by various securities and mortgage loans. At December 31, 2002, the Corporation had unused borrowing availability with correspondent banks and FHLB - Pittsburgh totaling approximately $205,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

On a longer-term basis, one of the tools used to measure liquidity is the loan to deposit ratio. As of December 31, 2002, this ratio was 70%, which (by banking industry standards) is a relatively low ratio (which indicates a relatively high level of liquidity). This low loan to deposit ratio permits the Corporation to utilize "excess" funds to purchase investment securities. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and low loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. Details concerning the Corporation's and the Bank's regulatory capital amounts and ratios are presented in Note 16 to the consolidated financial statements. As reflected in Note 16, at December 31, 2002 and 2001, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of the amounts necessary to be classified as "well-capitalized" by the banking agencies.

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

COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in the equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income". For the Corporation, other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income should not be construed to be a measure of net income. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Total comprehensive income (loss) was $21,821,000 in 2002, $17,254,000 in 2001 and $17,442,000 in 2000. Other comprehensive income amounted to $6,862,000 in 2002, $5,202,000 in 2001 and $8,966,000 in 2000.

INFLATION

Over the last several years, direct inflationary pressures on the Corporation's payroll-related and other noninterest costs have been modest. In fact, some economists have warned of the threat of deflationary pressures, similar to recent experiences in Japan. The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Management monitors the impact of economic trends, including any indicators of inflationary (or deflationary) pressure, in managing interest rate and other financial risks.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, The Financial Accounting Standard Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estopple. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement amends FASB Statement No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies" and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this Statement on January 1, 2003 is not expected to have an impact on the Corporation's earnings, financial condition or equity.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." However, the Statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and recording provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in the distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily-controlled subsidiary. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001. The Adoption of this Statement on January 1, 2002 did not have an impact on the Corporation's earnings, financial condition or equity.

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." "This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt, " and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," along with rescinding FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers and amending FASB Statement No. 13, Accounting for Leases." This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishments of debt, and (3) makes certain other technical corrections. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of the effective portions of this Statement did not have an impact on the Corporation's earnings, financial condition or equity, except that (as described in Note 9 to the consolidated financial statements) the Corporation incurred prepayment penalties from the early retirement of debt of $101,000 in 2002, and included these costs in interest expense (prior to this Statement, the prepayment penalties would have been presented as extraordinary items in the income statement). The adoption of the remaining portions of this Statement is not expected to have an impact on the Corporation's earnings, financial condition or equity.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation does not expect the adoption of this Statement to have an impact on its earnings, financial condition or equity.

On October 1, 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions," effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of Statement No 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor-and-borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The Adoption of this Statement has not had an impact on the Corporation's earnings, financial condition or equity.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of the Indebtedness of Others." This Interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The Interpretation requires a guarantor to recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and initial measurement provisions of the Interpretation are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's accounting for guarantees issued prior to the date of initial application should not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Interpretation's disclosure requirements were implemented during the year ended December 31, 2002 (see Note 15 to the consolidated financial statements for expanded disclosures related to standby letters of credit). The adoption of the recognition and measurement provisions of this statement are not expected to have a significant impact on the Corporation's earnings, financial condition or equity.

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

In the 3rd quarter 2002, the Bank changed to a different simulation (software) model, and also changed some of the key methodologies and assumptions. The new simulation model is run on an outsourcing basis, using data supplied by the Bank. These changes were made in an effort to improve the accuracy and relevance of the Bank's interest rate risk measurements. The more significant changes are as follows:

     - The new model permits more precise measurements, in that the estimated impact of interest rate changes is calculated for each individual investment security and for each individual loan and deposit instrument. In contrast, the old model required management to make assumptions regarding contractual cash flows for fairly broad categories of investment securities, loans and deposits.

     - Using the new model, the average principal repayment term for callable investment securities has been substantially lengthened. This change has increased the calculated impact of interest rate changes on the fair value of investment securities under each interest rate scenario.

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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the baseline one-year scenario. The policy limit for market value variance is minus 30% from the baseline one-year scenario. The most sensitive scenario presented in Table XII below is the "+200 basis points" scenario. As the table below shows, as of December 31, 2002, the result of the Bank's net interest income calculation is well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 34.2%, which exceeds the policy threshold. Over the next several months, management will evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment. The table also shows that, if interest rates were to immediately rise 200 basis points, net interest income over the next 12 months would decline by 1.8%, which is well under the 20% policy mark. This estimated exposure level is also significantly less than the 18.9% decline calculated as of December 31, 2001. Changes in the model, particularly the assumptions referred to above concerning the impact of rate changes on nonmaturity deposits and borrowings, had a substantial impact on these revised results. Also, some of management's actions during 2002, including an increased concentration of the investment securities portfolio in mortgage-backed securities (as discussed in the "Net Interest Margin" section of Management's Discussion and Analysis), have helped to reduce the exposure of net interest income to rising rates in the near term.

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

THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES


                                                               PERIOD ENDING DECEMBER 31, 2003

(IN THOUSANDS)
DECEMBER 31, 2002 DATA

                                                        CURRENT      PLUS 200                  MINUS 200
                                                        INTEREST       BASIS                     BASIS
                                                         RATES        POINTS                    POINTS
                                                        SCENARIO      AMOUNT     % CHANGE       AMOUNT     % CHANGE
Interest income                                       $  54,989     $  59,608                 $  49,607
Interest expense                                         24,132        29,320                    19,083
-------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $  30,857     $  30,288       -1.8%     $  30,524       -1.1%
===================================================================================================================

Market Value of Portfolio Equity at Dec. 31, 2002     $ 108,144     $  71,117      -34.2%     $ 130,764       20.9%
===================================================================================================================


                                                               PERIOD ENDING DECEMBER 31, 2002

(IN THOUSANDS)
DECEMBER 31, 2001 DATA

                                                       CURRENT       PLUS 200                  MINUS 200
                                                       INTEREST        BASIS                     BASIS
                                                        RATES         POINTS                    POINTS
                                                       SCENARIO       AMOUNT     % CHANGE       AMOUNT     % CHANGE

Interest income                                        $ 56,943     $  60,192                 $  52,767
Interest expense                                         26,652        35,633                    17,827
-------------------------------------------------------------------------------------------------------------------
Net Interest Income                                    $ 30,291     $  24,559      -18.9%     $  34,940       15.3%
===================================================================================================================

Market Value of Portfolio Equity at Dec. 31, 2001      $ 97,585     $  69,980      -28.3%     $ 118,667       21.6%
===================================================================================================================



EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. The Corporation also owns some other stocks and mutual funds.

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

Equity securities held as of December 31, 2002 and 2001 are as follows:


(IN THOUSANDS)                                                       HYPOTHETICAL    HYPOTHETICAL
                                                                          10%             20%
                                                                      DECLINE IN      DECLINE IN
                                                            FAIR        MARKET          MARKET
AT DECEMBER 31, 2002                            COST       VALUE         VALUE           VALUE
Banks and bank holding companies              $ 22,936    $ 31,508     $  (3,151)      $  (6,302)
Other equity securities                          1,950       1,572          (157)           (314)
-------------------------------------------------------------------------------------------------
     Total                                    $ 24,886    $ 33,080     $  (3,308)      $  (6,616)
=================================================================================================




(IN THOUSANDS)                                                       HYPOTHETICAL    HYPOTHETICAL
                                                                          10%             20%
                                                                      DECLINE IN      DECLINE IN
                                                            FAIR        MARKET          MARKET
AT DECEMBER 31, 2001                            COST       VALUE         VALUE           VALUE
Banks and bank holding companies              $ 18,922    $ 26,636     $  (2,664)       $  (5,327)
Other equity securities                            823         836           (84)            (167)
-------------------------------------------------------------------------------------------------
     Total                                    $ 19,745    $ 27,472     $  (2,748)       $  (5,494)
=================================================================================================


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET


(IN THOUSANDS EXCEPT SHARE DATA)                                         DECEMBER 31,      DECEMBER 31,
                                                                            2002              2001
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                $   14,185        $   14,055
     Interest-bearing                                                          715             1,981
-----------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                   14,900            16,036
Available-for-sale securities                                              512,175           433,969
Held-to-maturity securities                                                    707             1,448
Loans, net                                                                 445,356           373,963
Bank-owned life insurance                                                   16,758            15,905
Accrued interest receivable                                                  5,960             4,871
Bank premises and equipment, net                                            10,333             9,967
Foreclosed assets held for sale                                                 56               179
Other assets                                                                12,523            10,661
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $ 1,018,768        $  866,999
=====================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                $   70,824        $   63,858
     Interest-bearing                                                      569,480           512,416
-----------------------------------------------------------------------------------------------------
          Total deposits                                                   640,304           576,274
Dividends payable                                                            1,586             1,466
Short-term borrowings                                                       43,635            58,064
Long-term borrowings                                                       208,214           125,584
Accrued interest and other liabilities                                       9,192             5,424
-----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                          902,931           766,812
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 5,431,021 in 2002 and 5,378,212 in 2001                  5,431             5,378
Stock dividend distributable                                                 1,639             1,369
Paid-in capital                                                             21,153            19,758
Retained earnings                                                           77,584            70,352
-----------------------------------------------------------------------------------------------------
     Total                                                                 105,807            96,857
Accumulated other comprehensive income                                      12,146             5,284
Unamortized stock compensation                                                (49)              (17)
Treasury stock, at cost:
     145,415 shares at December 31, 2002                                   (2,067)
     143,412 shares at December 31, 2001                                                     (1,937)
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 115,837           100,187
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 1,018,768        $  866,999
=====================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

                                                                                YEARS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)                                      2002          2001          2000

INTEREST INCOME
Interest and fees on loans                                               $ 30,641      $ 28,592      $ 27,082
Interest on balances with depository institutions                              17            82           114
Interest on loans to political subdivisions                                   587           719           644
Interest on federal funds sold                                                 42           184            64
Income from available-for-sale and held-to-maturity securities:
     Taxable                                                               19,051        19,752        18,296
     Tax-exempt                                                             5,799         4,242         4,483
     Dividends                                                              1,148         1,090           960
---------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                         57,285        54,661        51,643
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                       17,215        20,417        23,108
Interest on short-term borrowings                                             916         3,944         6,102
Interest on long-term borrowings                                            8,184         3,995           935
---------------------------------------------------------------------------------------------------------------
Total interest expense                                                     26,315        28,356        30,145
---------------------------------------------------------------------------------------------------------------
Interest margin                                                            30,970        26,305        21,498

Provision for loan losses                                                     940           600           676
---------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses                            30,030        25,705        20,822
---------------------------------------------------------------------------------------------------------------
OTHER INCOME
Service charges on deposit accounts                                         1,725         1,376         1,150
Service charges and fees                                                      258           247           232
Trust and financial management revenue                                      1,755         1,576         1,613
Insurance commissions, fees and premiums                                      577           582           372
Increase in cash surrender value of life insurance                            853           905             -
Fees related to credit card operation                                         631           550           897
Other operating income                                                        825           884           738
---------------------------------------------------------------------------------------------------------------
Total other income before realized gains on securities, net                 6,624         6,120         5,002
Realized gains on securities, net                                           2,888         1,920         1,377
---------------------------------------------------------------------------------------------------------------
Total other income                                                          9,512         8,040         6,379
---------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and wages                                                          9,418         8,493         7,597
Pensions and other employee benefits                                        2,651         2,213         1,939
Occupancy expense, net                                                      1,094         1,018           928
Furniture and equipment expense                                             1,532         1,431         1,194
Expenses related to credit card operation                                     285           295           407
Pennsylvania shares tax                                                       734           790           756
Other operating expense                                                     5,135         4,431         4,085
---------------------------------------------------------------------------------------------------------------
Total other expenses                                                       20,849        18,671        16,906
---------------------------------------------------------------------------------------------------------------
Income before income tax provision                                         18,693        15,074        10,295
Income tax provision                                                        3,734         3,022         1,819
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $ 14,959      $ 12,052       $ 8,476
===============================================================================================================
NET INCOME PER SHARE - BASIC                                             $  2.80       $  2.25       $  1.58
===============================================================================================================
NET INCOME PER SHARE - DILUTED                                           $  2.79       $  2.25       $  1.58
===============================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                    STOCK
                                        COMMON     DIVIDEND    PAID-IN    RETAINED
                                        STOCK   DISTRIBUTABLE  CAPITAL    EARNINGS
-------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999             $  5,272     $   1,437  $ 17,355    $ 62,886
Comprehensive income:
     Net income                                                               8,476
     Unrealized gain on securities,
      net of reclassification
      adjustment and tax effects
-------------------------------------------------------------------------------------
Total comprehensive income
-------------------------------------------------------------------------------------
Cash dividends declared, $.94 per
 share                                                                       (5,102)
Shares issued from treasury related
to exercise of stock options                                          3
Stock dividend issued                        53       (1,437)     1,384
Stock dividend declared, 1%                             1,054                (1,054)
Restricted stock granted                                             14
-------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000
                                          5,325         1,054    18,756      65,206
Comprehensive income:
     Net income                                                              12,052
     Unrealized gain on securities,
       net of reclassification
       adjustment and tax effects
-------------------------------------------------------------------------------------
Total comprehensive income
-------------------------------------------------------------------------------------
Cash dividends declared, $1.02 per
 share                                                                       (5,554)
Treasury stock purchased
Amortization of restricted stock
Tax benefit from employee benefit
 plan                                                                            17
Stock dividend issued                        53       (1,054)     1,001
Stock dividend declared, 1%                             1,369                (1,369)
Restricted stock granted                                              1
-------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                5,378         1,369    19,758      70,352
Comprehensive income:
     Net income                                                              14,959
     Unrealized gain on securities,
      net of reclassification
      adjustment and tax effects
-------------------------------------------------------------------------------------
Total comprehensive income
-------------------------------------------------------------------------------------
Cash dividends declared, $1.16 per
 share                                                                       (6,158)
Treasury stock purchased
Amortization of restricted stock
Shares issued from treasury related
to exercise of stock options                                         26
Tax benefit from employee benefit
 plan                                                                            70
Stock dividend issued                        53       (1,369)     1,316
Stock dividend declared, 1%                             1,639                (1,639)
Restricted stock granted                                             55
Forfeiture of restricted stock                                      (2)
-------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002              $ 5,431     $   1,639  $ 21,153    $ 77,584
=====================================================================================



                                        ACCUMULATED
                                           OTHER        UNAMORTIZED
                                       COMPREHENSIVE       STOCK      TREASURY
                                          INCOME       COMPENSATION    STOCK      TOTAL
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999              $     (8,884)      $       - $ (1,443)    $ 76,623
Comprehensive income:
     Net income                                                                      8,476
     Unrealized gain on securities,
      net of reclassification
      adjustment and tax effects               8,966                                 8,966
-------------------------------------------------------------------------------------------
Total comprehensive income                                                          17,442
-------------------------------------------------------------------------------------------
Cash dividends declared, $.94 per
 share                                                                              (5,102)
Shares issued from treasury related
to exercise of stock options                                                 3           6
Stock dividend issued                                                                    -
Stock dividend declared, 1%                                                              -
Restricted stock granted                                        (35)        21           -
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000
                                                   82           (35)   (1,419)      88,969
Comprehensive income:
     Net income                                                                     12,052
     Unrealized gain on securities,
       net of reclassification
       adjustment and tax effects               5,202                                5,202
-------------------------------------------------------------------------------------------
Total comprehensive income                                                          17,254
-------------------------------------------------------------------------------------------
Cash dividends declared, $1.02 per
 share                                                                              (5,554)
Treasury stock purchased                                                 (521)        (521)
Amortization of restricted stock                                  22                    22
Tax benefit from employee benefit
 plan                                                                                   17
Stock dividend issued                                                                    -
Stock dividend declared, 1%                                                              -
Restricted stock granted                                         (4)         3           -
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                      5,284           (17)   (1,937)     100,187
Comprehensive income:
     Net income                                                                     14,959
     Unrealized gain on securities,
      net of reclassification
      adjustment and tax effects                6,862                                6,862
-------------------------------------------------------------------------------------------
Total comprehensive income                                                          21,821
-------------------------------------------------------------------------------------------
Cash dividends declared, $1.16 per
 share                                                                              (6,158)
Treasury stock purchased                                                 (239)        (239)
Amortization of restricted stock                                  80                    80
Shares issued from treasury related
to exercise of stock options                                                50          76
Tax benefit from employee benefit
 plan                                                                                   70
Stock dividend issued                                                                    -
Stock dividend declared, 1%                                                              -
Restricted stock granted                                       (116)        61           -
Forfeiture of restricted stock                                     4       (2)           -
-------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002               $     12,146     $     (49) $ (2,067)   $ 115,837
===========================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)                                                                          YEARS ENDED DECEMBER 31,

                                                                                 2002             2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $    14,959      $    12,052      $     8,476
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                      940              600              676
     Realized gains on securities, net                                          (2,888)          (1,920)          (1,377)
     Gain on sale of foreclosed assets, net                                        (39)             (88)             (59)
     Depreciation expense                                                         1,346            1,300            1,086
     Accretion and amortization, net                                              (376)          (1,869)          (2,491)
     Increase in cash surrender value of life insurance                           (853)            (905)                -
     Amortization of restricted stock                                                80               22                -
     Deferred income taxes                                                        (284)            (349)             (63)
     Increase in accrued interest receivable and other assets                     (958)            (126)             (88)
     Increase in accrued interest payable and other liabilities                     669              579            1,247
--------------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                 12,596            9,296            7,407
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                            731            1,083              156
   Purchase of held-to-maturity securities                                            -            (626)            (196)
   Proceeds from sales of available-for-sale securities                          29,345           25,788           32,173
   Proceeds from calls and maturities of available-for-sale
     securities                                                                 155,811          152,568           15,337
   Purchase of available-for-sale securities                                  (249,693)        (261,148)         (17,865)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                       (3,943)          (1,750)                -
   Redemption of Federal Home Loan Bank of Pittsburgh stock                       1,870              869                -
   Net increase in loans                                                       (72,819)         (51,984)         (18,374)
   Purchase of bank-owned life insurance                                              -                -         (15,000)
   Purchase of interest in low-income housing partnerships                            -            (306)            (697)
   Purchase of premises and equipment                                           (1,712)          (1,935)          (2,426)
   Proceeds from sale of foreclosed assets                                          648              660              498
--------------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                 (139,762)        (136,781)          (6,394)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                      64,030           47,307           28,493
   Net (decrease) increase in short-term borrowings                            (14,429)         (36,627)            5,655
   Proceeds from long-term borrowings                                           117,653          125,000                -
   Repayments of long-term borrowings                                          (35,023)             (21)         (34,420)
   Purchase of treasury stock                                                     (239)            (521)                -
   Sale of treasury stock                                                            76                -                6
   Dividends paid                                                               (6,038)          (5,441)          (4,986)
--------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities                     126,030          129,697          (5,252)
--------------------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                (1,136)            2,212          (4,239)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    16,036           13,824           18,063
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $   14,900       $   16,036       $   13,824
==========================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans                 $      486       $      435       $      445
   Interest paid                                                            $   26,424       $   28,665       $   29,446
   Income taxes paid                                                        $    4,509       $    2,961       $    1,801


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

AVAILABLE-FOR-SALE SECURITIES - includes debt securities not classified as held-to-maturity and unrestricted equity securities. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income, net of tax. Amortization of premiums and accretion of discounts on available-for-sale securities are recorded using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments.

Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security.

RESTRICTED EQUITY SECURITIES - Restricted equity securities consist primarily of Federal Home Loan Bank of Pittsburgh stock, and are carried at cost and evaluated for impairment. Holdings of restricted equity securities are included in Other Assets in the Consolidated Balance Sheet, and dividends received on restricted securities are included in Other Income in the Consolidated Statement of Income.

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

The Corporation has also made awards of restricted stock. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," to stock options.


(NET INCOME IN THOUSANDS)


                                                    2002           2001          2000

Net income, as reported                         $   14,959    $   12,052    $    8,476
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects           (191)          (63)          (77)
----------------------------------------------------------------------------------------

Pro forma net income                            $   14,768    $   11,989    $    8,399
========================================================================================

Earnings per share-basic:
  As reported                                        $2.80         $2.25         $1.58
  Pro forma                                          $2.77         $2.24         $1.57

Earnings per share-diluted:
  As reported                                        $2.79         $2.25         $1.58
  Pro forma                                          $2.76         $2.24         $1.57



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

RECLASSIFICATION - Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

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



                                                                               YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                              2002        2001        2000
Unrealized holding gains on available-for-sale securities                $ 13,283    $  9,802    $ 14,963
Less: Reclassification adjustment for gains realized in income             (2,888)     (1,920)     (1,377)
-----------------------------------------------------------------------------------------------------------
Net unrealized gains                                                       10,395       7,882      13,586
Tax effect                                                                 (3,533)     (2,680)     (4,620)
-----------------------------------------------------------------------------------------------------------
Net-of-tax amount                                                        $  6,862    $  5,202    $  8,966
===========================================================================================================


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

                                                       WEIGHTED-
                                                        AVERAGE      EARNINGS
                                           NET          COMMON          PER
                                         INCOME         SHARES         SHARE
2002
Earnings per share - basic            $  14,959,000     5,339,449       $2.80
Dilutive effect of stock options                           14,592
------------------------------------------------------------------------------
Earnings per share - diluted          $  14,959,000     5,354,041       $2.79
==============================================================================

2001
Earnings per share - basic            $  12,052,000     5,348,963       $2.25
Dilutive effect of stock options                            1,489
------------------------------------------------------------------------------
Earnings per share - diluted          $  12,052,000     5,350,452       $2.25
==============================================================================

2000
Earnings per share - basic            $   8,476,000     5,363,232       $1.58
Dilutive effect of stock options                            1,154
------------------------------------------------------------------------------
Earnings per share - diluted          $   8,476,000     5,364,386       $1.58
==============================================================================


4. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2002 ranged from $2,161,000 to $6,458,000. For 2001, these balances ranged from $1,489,000 to $5,923,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Bank ranged from $1,500,000 to $2,500,000 in 2002 and amounted to $1,500,000 throughout 2001. Total balances restricted amounted to $6,332,000 at December 31, 2002 and $4,735,000 at December 31, 2001.

Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

5. SECURITIES

Amortized cost and fair value of securities at December 31, 2002 and 2001 are summarized as follows:


                                                                                 DECEMBER 31, 2002
                                                                               GROSS           GROSS
                                                                             UNREALIZED      UNREALIZED
                                                             AMORTIZED        HOLDING         HOLDING           FAIR
(IN THOUSANDS)                                                 COST            GAINS           LOSSES           VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                             $       -       $       -      $       -         $      -
Obligations of other U.S. Government agencies                   71,657           1,624           (933)           72,348
Obligations of states and political subdivisions               127,690           3,482           (293)          130,879
Other securities                                                62,296           1,398           (102)           63,592
Mortgage-backed securities                                     207,244           5,188           (156)          212,276
------------------------------------------------------------------------------------------------------------------------
Total debt securities                                          468,887          11,692         (1,484)          479,095
Marketable equity securities                                    24,886           8,959           (765)           33,080
------------------------------------------------------------------------------------------------------------------------
Total                                                        $ 493,773       $  20,651      $  (2,249)        $ 512,175
========================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                             $     321       $      38      $        -        $     359
Obligations of other U.S. Government agencies                      297              25               -              322
Mortgage-backed securities                                          89               4               -               93
------------------------------------------------------------------------------------------------------------------------
Total                                                        $     707       $      67      $        -        $     774
========================================================================================================================



                                                                                 DECEMBER 31, 2001
                                                                               GROSS           GROSS
                                                                             UNREALIZED      UNREALIZED
                                                             AMORTIZED        HOLDING         HOLDING           FAIR
(IN THOUSANDS)                                                 COST            GAINS           LOSSES           VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                             $   2,503       $      54      $        -        $   2,557
Obligations of other U.S. Government agencies                   75,295             698           (821)           75,172
Obligations of states and political subdivisions                95,835           1,422         (1,996)           95,261
Other securities                                                34,315             395           (178)           34,532
Mortgage-backed securities                                     198,269           1,045           (339)          198,975
------------------------------------------------------------------------------------------------------------------------
Total debt securities                                          406,217           3,614         (3,334)          406,497
Marketable equity securities                                    19,745           7,993           (266)           27,472
------------------------------------------------------------------------------------------------------------------------
 Total                                                       $ 425,962       $  11,607      $  (3,600)        $ 433,969
========================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                             $    726        $      9       $       -         $    735
Obligations of other U.S. Government agencies                     547              14               -              561
Mortgage-backed securities                                        175               6               -              181
------------------------------------------------------------------------------------------------------------------------
Total                                                        $  1,448        $     29       $       -         $  1,477
========================================================================================================================


The amortized cost and fair value of investment debt securities at December 31, 2002 follow. Maturities of debt securities (including mortgage-backed securities) are presented based on contractual maturities. Expected maturities differ from contractual maturities because monthly principal payments are received from mortgage-backed securities, and because borrowers may have the right to prepay obligations with or without prepayment penalties.


                                                                    DECEMBER 31, 2002

                                                                 AMORTIZED          FAIR
(IN THOUSANDS)                                                     COST            VALUE

AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less                                         $   5,008       $   5,012
Due after one year through five years                              29,314          30,626
Due after five years through ten years                             59,744          60,762
Due after ten years                                               374,821         382,695
------------------------------------------------------------------------------------------
Total                                                           $ 468,887       $ 479,095
==========================================================================================
HELD-TO-MATURITY SECURITIES:
Due in one year or less                                          $    321        $    359
Due after one year through five years                                 122             123
Due after five years through ten years                                234             261
Due after ten years                                                    30              31
------------------------------------------------------------------------------------------
Total                                                            $    707        $    774
==========================================================================================


The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 2002:


(IN THOUSANDS, EXCEPT FOR PERCENTAGES)   WITHIN          ONE - FIVE         FIVE - TEN         AFTER TEN
                                        ONE YEAR  YIELD    YEARS    YIELD      YEARS   YIELD     YEARS    YIELD     TOTAL    YIELD
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government
 agencies                                 $     -      -   $ 26,104  5.05%    $ 22,031  5.74%   $ 23,522   5.66%  $  71,657  5.46%
Obligations of states and political
 subdivisions                                   -      -      2,137  6.69%       4,154  5.81%    121,399   5.14%    127,690  5.19%
Other securities                            5,008  4.39%      1,000  9.25%      11,000  5.74%     45,288   6.24%     62,296  6.05%
Mortgage-backed securities                      -      -         73  7.92%      22,559  4.34%    184,612   5.11%    207,244  5.03%
-----------------------------------------------------------------------------------------------------------------------------------
Total                                     $ 5,008  0.00%   $ 29,314  5.32%    $ 59,744  5.22%  $ 374,821   5.29%  $ 468,887  5.27%
===================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury          $   321  5.30%   $      -  0.00%    $      -      -  $       -       -  $     321  5.30%
Obligations of other U.S. Government
 agencies                                       -      -        100  5.63%         197  6.76%          -       -        297  6.38%
Mortgage-backed securities                      -      -         22  8.22%          37  5.73%         30   3.48%         89  5.59%
-----------------------------------------------------------------------------------------------------------------------------------
Total                                     $   321  5.30%   $    122  6.10%    $    234  6.60%  $      30   3.48%  $     707  5.79%
===================================================================================================================================



Investment securities carried at $90,655,000 at December 31, 2002 and $69,962,000 at December 31, 2001, were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. Also, see Note 9 for information concerning securities pledged to secure borrowing arrangements.

Gross realized gains and losses from the sales of available-for-sale securities, and the income tax provision related to net realized gains, for 2002, 2001 and 2000 were as follows:



(IN THOUSANDS)
                                                               2002             2001            2000
Gross realized gains                                        $   2,926       $   2,408       $   2,163
Gross realized losses                                            (38)           (488)           (786)
------------------------------------------------------------------------------------------------------
Net realized gains                                          $   2,888       $   1,920       $   1,377
======================================================================================================
Income tax provision related to net realized gains          $     982       $     653       $     468
======================================================================================================


6. LOANS

Major categories of loans and leases included in the loan portfolio are as follows:


(IN THOUSANDS)                      DECEMBER 31,         % OF        DECEMBER 31,        % OF
                                        2002            TOTAL            2001            TOTAL

Real estate - construction            $     103           0.02%       $   1,814            0.48%
Real estate - mortgage                  370,453          82.12%         306,264           80.76%
Consumer                                 31,532           6.99%          29,284            7.72%
Agricultural                              3,024           0.67%           2,344            0.62%
Commercial                               30,874           6.84%          24,696            6.51%
Other                                     2,001           0.44%           1,195            0.32%
Political subdivisions                   13,062           2.90%          13,479            3.55%
Lease receivables                            96           0.02%             152            0.04%
-------------------------------------------------------------------------------------------------
Total                                   451,145         100.00%         379,228          100.00%
Less: allowance for loan losses         (5,789)                         (5,265)
------------------------------------------------               -----------------
Loans, net                            $ 445,356                       $ 373,963
================================================               =================



Net unamortized loan fees and costs of $1,564,000 at December 31, 2002 and $1,512,000 at December 31, 2001 have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2002.

The Corporation grants commercial, residential and personal loans to customers primarily in Tioga, Bradford, Sullivan and Lycoming Counties. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent on the local economic conditions within the region.

LOAN MATURITY DISTRIBUTION


(IN THOUSANDS)

                           FIXED RATE LOANS:                                VARIABLE OR ADJUSTABLE
                                                                            RATE LOANS:
                                                     GREATER THAN                                         GREATER THAN
                            1 YEAR OR    1-5 YEARS     5 YEARS      TOTAL       1 YEAR OR     1-5 YEARS      5 YEARS      TOTAL
                               LESS                                                LESS
Real estate - construction     $   103     $     -   $       -    $     103       $     -      $     -      $     -     $       -
Real estate - mortgage          22,281      64,577     135,153      222,011        19,323       27,579      101,540       148,442
Consumer                         7,189      12,609       2,277       22,075         9,014          244          199         9,457
Agricultural                       779       1,021          55        1,855           436          646           87         1,169
Commercial                       3,767       8,383       3,746       15,896        11,066        2,849        1,063        14,978
Other                            1,066         375         362        1,803           198            -            -           198
Political subdivisions             798       3,253       9,010       13,061             -            -            1             1
Lease receivables                   31          65           -           96             -            -            -             -
----------------------------------------------------------------------------------------------------------------------------------
Total                          $36,014     $90,283   $ 150,603    $ 276,900       $40,037      $31,318    $ 102,890     $ 174,245
==================================================================================================================================



Loans in the preceding table that are due on demand are shown as one year or less.

Loans on which the accrual of interest has been discontinued or reduced amounted to $1,252,000 at December 31, 2002 and $1,050,000 at December 31, 2001. Interest
income on such loans is recorded only as received.

Loans on which the original terms have been restructured totaled $66,000 at December 31, 2002 and $75,000 at December 31, 2001. None of the loans on which the original terms were changed were past due at December 31, 2002 and 2001.

Loans which were more than 90 days past due and still accruing interest totaled $2,318,000 at December 31, 2002 and $2,067,000 at December 31, 2001.

Transactions in the allowance for loan losses were as follows:

(IN THOUSANDS)

                                          2002        2001        2000
Balance at beginning of year             $ 5,265     $ 5,291     $ 5,131
  Provision charged to operations            940         600         676
  Loans charged off                        (552)       (713)       (616)
  Recoveries                                 136          87         100
-------------------------------------------------------------------------
Balance at end of year                   $ 5,789     $ 5,265     $ 5,291
=========================================================================


Information related to impaired loans as of December 31, 2002 and 2001 is as follows:

(IN THOUSANDS)

                                                        2002       2001

Balance of impaired loans                             $ 3,714      $ 582
Specific allowance related to impaired loans          $ 1,877      $  73


The average balance of impaired loans amounted to $3,838,000 in 2002, $781,000 in 2001 and $1,079,000 in 2000.

The following is a summary of cash receipts on impaired loans and how they were applied.

(IN THOUSANDS)
                                                2002       2001        2000
Cash receipts applied to principal             $ 497      $  35       $ 503
Cash receipts recognized as interest income      247         14          87
----------------------------------------------------------------------------
Total cash receipts                            $ 744      $  49       $ 590
============================================================================


7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(IN THOUSANDS)
                                                       DECEMBER 31,
                                                    2002          2001

Land                                               $ 1,275      $ 1,126
Buildings and improvements                          12,295       11,313
Furniture and equipment                              9,022        8,565
------------------------------------------------------------------------
Total                                               22,592       21,004
Less: accumulated depreciation                    (12,259)     (11,037)
------------------------------------------------------------------------
Net                                               $ 10,333      $ 9,967
========================================================================

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(IN THOUSANDS)

                                              2002         2001        2000

Occupancy expense                           $   432      $   401    $   370

Furniture and equipment expense                 914          899        716
----------------------------------------------------------------------------
Total                                       $ 1,346      $ 1,300    $ 1,086
============================================================================

8. DEPOSITS

Balances and maturities of time deposits are as follows:


(IN THOUSANDS)

                                                              DECEMBER 31, 2002

                                            2003        2004         2005        2006         2007     THEREAFTER      TOTAL
Certificates of Deposit                  $127,796      $20,369     $14,648      $10,878     $19,743      $  251      $ 193,685
     Yield                                  3.18%        3.75%       4.38%        4.84%       4.83%       4.47%          3.59%
Individual Retirement Accounts             76,875       22,690           -            -         169           -         99,734
     Yield                                  5.00%        5.00%           -            -       4.62%           -          5.00%
-------------------------------------------------------------------------------------------------------------------------------
         Total Time Deposits             $204,671      $43,059     $14,648      $10,878     $19,912      $  251      $ 293,419
-------------------------------------------------------------------------------------------------------------------------------
                Yield                       3.86%        4.41%       4.38%        4.84%       4.83%       4.47%          4.07%
===============================================================================================================================


                                                             DECEMBER 31, 2001

                                            2002        2003         2004        2005         2006     THEREAFTER      TOTAL
Certificates of Deposit                  $136,845      $25,406     $ 7,004      $ 3,808     $ 6,289      $  169      $ 179,521
     Yield                                  4.59%        4.53%       4.99%        5.32%       5.01%       5.00%          4.63%
Individual Retirement Accounts             54,607       29,533           -            -           -           -         84,140
     Yield                                  5.00%        5.00%           -            -           -           -          5.00%
-------------------------------------------------------------------------------------------------------------------------------
         Total Time Deposits             $191,452      $54,939     $ 7,004      $ 3,808     $ 6,289      $  169      $ 263,661
-------------------------------------------------------------------------------------------------------------------------------
                Yield                       4.71%        4.78%       4.99%        5.32%       5.01%       5.00%          4.75%
===============================================================================================================================


Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2002, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(IN THOUSANDS)

Three months or less                       $28,973
Over 3 months through 12 months             33,212
Over 1year through 3 years                   4,919
Over 3 years                                 5,859
---------------------------------------------------
Total                                      $72,963
===================================================

Interest expense from deposits of $100,000 or more amounted to $3,238,000 in 2002, $3,220,000 in 2001 and $1,925,000 in 2000.

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(IN THOUSANDS)                                               AT DECEMBER 31,
                                                           2002           2001
Overnight borrowings (a)                                 $ 14,350       $  6,300
Federal Home Loan Bank of Pittsburgh borrowings (b)         2,500         22,000
Customer repurchase agreements (c)                         20,218         19,764
Other repurchase agreements (d)                             6,567         10,000
--------------------------------------------------------------------------------
                      Total short-term borrowings        $ 43,635       $ 58,064
================================================================================


The weighted average interest rate on total short-term borrowings outstanding was 1.77% at December 31, 2002 and 3.44% at December 31, 2001. The maximum amount of total short-term borrowings outstanding at any month-end was $43,635,000 in 2002 and $96,167,000 in 2001.

(a) Overnight borrowings include federal funds purchased overnight from correspondent banks and overnight borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) on the "Open Repo Plus" facility. The maximum month-end amount of such borrowings was $14,350,000 in 2002, $20,000,000 in 2001 and $16,500,000 in 2000. The average amount of such borrowings was $2,347,000 in 2002, $4,012,000 in 2001 and $5,721,000 in 2000. Weighted average interest rates were 1.86% in 2002, 4.58% in 2001 and 6.70% in 2000.

(b) Short-term FHLB - Pittsburgh loans are as follows:


                                                             AT DECEMBER 31,
(IN THOUSANDS)                                             2002          2001

Fixed Rate 5.25% matured January 24, 2002                $     -       $  5,000
Fixed Rate 5.20% matured February 19, 2002                     -          7,000
Fixed Rate 2.38% matured October 30, 2002                      -         10,000
Fixed Rate 1.51% maturing February 19, 2003                1,000              -
Fixed Rate 1.68% maturing November 19, 2003                1,500              -
--------------------------------------------------------------------------------
       Total short-term FHLB - Pittsburgh borrowings     $ 2,500       $ 22,000
================================================================================


Collateral for FHLB - Pittsburgh loans is described under the "Long-term Borrowings" section of this note.

(c) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $23,305,000 at December 31, 2002 and $32,431,000 at December 31, 2001.

(d) Other repurchase agreements included in short-term borrowings are as follows:

                                                             AT DECEMBER 31,
(IN THOUSANDS)                                             2002          2001

Fixed Rate 5.72% matured January 3, 2002                 $     -       $ 10,000
Fixed Rate 2.91% maturing March 25, 2003                   6,567              -
--------------------------------------------------------------------------------
       Total short-term other repurchase agreements      $ 6,567       $ 10,000
================================================================================

The terms and collateral related to repurchase agreements are described under the "Long-term Borrowings" section of this note.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:



(IN THOUSANDS)                                                         AT DECEMBER 31,
                                                                    2002          2001
Federal Home Loan Bank of Pittsburgh borrowings (e)               $ 170,061      $ 125,584
Repurchase agreements (f)                                            38,153              -
-------------------------------------------------------------------------------------------
                       Total long-term borrowings                 $ 208,214      $ 125,584
===========================================================================================


(e) Long-term borrowings from FHLB - Pittsburgh are as follows:


(IN THOUSANDS)                                                         AT DECEMBER 31,
                                                                    2002          2001
Fixed rate at 5.095%, matured May 1, 2002                         $      -       $ 15,000
Fixed rate at 5.38%, matured July 24, 2002                               -          5,000
Fixed rate at 5.37%, maturing January 12, 2003 (*)                       -         10,000
Fixed rate at 5.48%, maturing January 24, 2003 (*)                       -          5,000
Fixed rate at 4.79%, maturing April 26, 2003                        10,000         10,000
Fixed rate at 4.82%, maturing May 14, 2003                          10,000         10,000
Fixed rate at 4.63%, maturing July 11, 2003                         10,000         10,000
Fixed rate at 4.65%, maturing August 30, 2004                       10,000         10,000
Fixed rate at 3.84%, maturing October 22, 2004                      10,000         10,000
Fixed rate at 2.34%, maturing November 19, 2004                      3,000              -
Fixed rate at 2.16%, maturing December 20, 2004                      5,000              -
Fixed rate at 4.19%, maturing January 24, 2005                       5,000              -
Fixed rate at 4.04%, maturing February 22, 2005                      7,000              -
Fixed rate at 5.05%, maturing August 29, 2005                        5,000          5,000
Fixed rate at 4.145%, maturing October 31, 2005                      5,000          5,000
Fixed rate at 2.84%, maturing November 21, 2005                      2,500              -
Fixed rate at 2.68%, maturing December 20, 2005                      5,000              -
Fixed rate at 4.83%, maturing February 21, 2006                     20,000         20,000
Fixed rate at 4.455%, maturing October 30, 2006                      5,000          5,000
Fixed rate at 3.28%, maturing November 20, 2006                      2,000              -
Fixed rate at 3.09%, maturing December 20, 2006                      5,000              -
Fixed rate at 4.58%, maturing May 1, 2007                           15,000              -
Fixed rate at 3.66%, maturing October 15, 2007                      10,000              -
Fixed rate at 3.45%, maturing December 24, 2007                     10,000              -
Fixed rate at 4.98%, maturing March 23, 2011                         5,000          5,000
Fixed rate at 4.54%, maturing January 4, 2012                       10,000              -
Fixed rate at 6.86%, maturing December 30, 2016                        498            518
Fixed rate at 6.83%, maturing June 5, 2017                              63             66
------------------------------------------------------------------------------------------
              Total long-term FHLB - Pittsburgh borrowings       $ 170,061      $ 125,584
==========================================================================================



(*) In November 2002, the Corporation paid off these loans, and incurred prepayment penalties totaling $101,000. The prepayment penalties are included in interest expense in the Consolidated Statement of Income.

The FHLB - Pittsburgh loan facilities are collateralized by qualifying securities and mortgage loans with a book value totaling $387,091,000 at December 31, 2002. Also, the FHLB - Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB - Pittsburgh stock. The carrying values of the Corporation's holdings of FHLB - Pittsburgh stock were $10,202,000 at December 31, 2002 and $8,129,000 at December 31, 2001.

(f) Repurchase agreements included in long-term borrowings are as follows:

                                                             AT DECEMBER 31,
(IN THOUSANDS)                                              2002       2001

Fixed Rate 2.53% maturing February 25, 2003              $  7,500     $    -
Fixed Rate 3.45% maturing February 25, 2004                 7,500          -
Fixed Rate 3.96% maturing March 25, 2004                    6,567          -
Fixed Rate 4.15% maturing February 25, 2005                 5,000          -
Fixed Rate 4.63% maturing March 25, 2005                    6,766          -
Fixed Rate 4.63% maturing February 25, 2006                 4,820          -
-----------------------------------------------------------------------------
             Total long-term repurchase agreements       $ 38,153     $    -
=============================================================================


Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $54,763,000 at December 31, 2002 and $9,975,000 at December 31, 2001. Average daily repurchase agreement borrowings amounted to $36,482,000 in 2002, $14,217,000 in 2001 and $14,372,000 in 2000. During 2002,
2001 and 2000, the maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $44,720,000, $19,450,000 and $35,731,000.
The weighted average interest rate on repurchase agreements was 3.72%, 6.20% in 2001 and 5.68% in 2000.

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

In connection with IPCD transactions, the Corporation has entered into Equity Indexed Call Option (Swap) contracts with FHLB-Pittsburgh. Under the terms of the Swap contracts, the Corporation must pay FHLB-Pittsburgh quarterly amounts calculated based on the contractual amount of IPCDs issued times a negotiated rate. In return, FHLB-Pittsburgh is obligated to pay the Corporation, at the time of maturity of the IPCDs, an amount equal to 90% of the appreciation (as defined) in the S&P 500 index. If the S&P 500 index does not appreciate over the term of the related IPCDs, the FHLB-Pittsburgh would make no payment to the Corporation. The effect of the Swap contracts is to limit the Corporation's cost of IPCD funds to the market rate of interest paid to FHLB-Pittsburgh. (In addition, the Corporation pays a fee of 0.75% to a consulting firm at inception of each deposit. This fee is amortized to interest expense over the term of the IPCDs.) Swap liabilities are carried at fair value, and included in other liabilities in the consolidated balance sheet. Changes in fair value of swap liabilities are included in other expense in the consolidated income statement.

Amounts recorded as of and for the years ended December 31, 2002 and 2001 related to IPCDs are as follows (in thousands):


                                                           AT DECEMBER 31,
                                                        2002             2001
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)              $   3,028       $   1,410
Carrying value of IPCDs                                  2,572           1,154
Carrying value of embedded derivative liabilities          156             233
Carrying value of Swap contract liabilities                309              31


                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        2002             2001
Interest expense                                            88              17
Other expense                                                8               7


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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2002 and 2001. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:



(IN THOUSANDS)                                           AT DECEMBER 31,
                                                 2002                         2001
                                         CARRYING      FAIR       CARRYING       FAIR
                                          AMOUNT       VALUE       AMOUNT       VALUE
Financial assets:
  Cash and cash equivalents                $ 14,900    $14,900      $ 16,036    $ 16,036
  Available-for-sale securities             512,175    512,175       433,969     433,969
  Held-to-maturity securities                   707        774         1,448       1,477
  Restricted equity securities               10,202     10,202         8,129       8,129
  Loans, net                                445,356    447,382       373,963     377,124
  Accrued interest receivable                 5,960      5,960         4,871       4,871

Financial liabilities:
  Deposits                                  640,304    643,305       576,274     578,319
  Short-term borrowings                      43,635     43,662        58,064      58,148
  Long-term borrowings                      208,214    215,875       125,584     128,977
  Accrued interest payable                    1,307      1,307         1,420       1,420
  Embedded derivative liabilities -
    IPCDs                                       156        156           233         233
  Equity option Swap contracts -
    IPCDs                                       309        309            31          31


12. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2002 and 2001, and will not affect the Corporation's future expenses.

The following tables show the funded status and components of net periodic benefit cost from these defined benefit plans:



(IN THOUSANDS)
                                                        PENSION             POSTRETIREMENT
                                                        BENEFITS               BENEFITS
                                                   2002        2001        2002        2001
CHANGE IN BENEFIT
OBLIGATION:
Benefit obligation at beginning of year           $ 7,679     $ 7,646       $ 888       $ 790
Service cost                                          349         271          24          19
Interest cost                                         553         497          57          58
Plan participants' contributions                        -           -         115          80
Actuarial loss (gain)                                 617       (338)        (25)          79
Benefits paid                                       (429)       (397)       (173)       (138)
----------------------------------------------------------------------------------------------
Benefit obligation at end of year                 $ 8,769     $ 7,679       $ 886       $ 888
==============================================================================================




                                                   2002        2001        2002        2001
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   beginning of year                             $  8,423     $ 9,317     $     -     $     -
Actual return on plan assets                        (326)       (497)           -           -
Employer contribution                                   -           -          58          58
Plan participants' contributions                        -           -         115          80
Benefits paid                                       (429)       (397)       (173)       (138)
----------------------------------------------------------------------------------------------
Fair value of plan assets at end of year         $  7,668     $ 8,423     $     -     $     -
==============================================================================================

Funded status                                    $(1,101)     $   744     $ (886)     $ (888)
Unrecognized net actuarial loss (gain)              1,726          90        (43)        (17)
Unrecognized transition obligation                  (182)       (205)         365         401
----------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                   $    443     $   629     $ (564)     $ (504)
==============================================================================================




                                                   2002        2001        2002        2001
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate                                       6.75%       7.00%       6.75%       7.00%
Expected return on plan assets                      8.50%       8.50%         N/A         N/A
Rate of compensation increase                       4.75%       5.00%         N/A         N/A



                                                  PENSION BENEFITS               POSTRETIREMENT BENEFITS
COMPONENTS OF NET
PERIODIC BENEFIT COST:                     2002        2001        2000       2002        2001        2000
Service  cost                              $ 349       $ 271       $ 308      $  24       $  19       $  27
Interest cost                                553         497         491         57          58          52
Expected return on plan assets             (702)       (787)       (815)          -           -           -
Amortization of transition obligation       (23)        (23)        (23)         36          37          37
Recognized net actuarial loss (gain)           8        (30)        (64)          1           1         (2)
------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (benefit)        $ 185     $  (72)     $ (103)      $ 118       $ 115       $ 114
============================================================================================================



PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation's matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation's total basic and matching contributions were $667,000 in 2002, $588,000 in 2001 and $511,000 in 2000.

Effective December 31, 2001, the Corporation amended the 401(k) Plan to convert the "Basic Stock Fund" component of the Plan to an Employee Stock Ownership Plan
(ESOP). A portion of the Corporation's basic contributions to the Plan are made to the ESOP, and the Plan uses these funds to purchase Corporation stock for the accounts of Plan participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the Plan. The Plan includes a diversification feature which permits Plan participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the Plan over a period of 6 years. This diversification feature will become effective in 2003, and accordingly, as of December 31, 2002, there were no shares allocated for repurchase by the Plan.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. As of December 31, 2002, the ESOP held 189,263 shares of Corporation stock, all of which had been allocated to Plan participants. The Corporation's contributions to the ESOP portion of the Plan for 2002 (included in total contributions reported above) totaled $343,000.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers' supplemental deferred compensation were $44,000 in 2002, $38,000 in 2001 and $70,000 in 2000.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 180,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options ("Incentive Stock Options," as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000 and 2002, there were awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000 and 2002 have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years.

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

Effective January 2, 2003, the Corporation granted options to purchase a total of 30,942 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $31.10 per share, which was the market price at the date of grant. Also, effective January 2, 2003, the Corporation awarded a total of 3,444 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. The stock options and restricted stock awards that were awarded in January 2003 are not included in the tables that follow.

As described in Note 1, the Corporation applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the stock options. Had compensation cost for the stock options been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table.

(NET INCOME IN THOUSANDS)

                                      2002            2001             2000
Net income
  As reported                       $14,959         $12,052           $8,476
  Pro forma                         $14,768         $11,989           $8,399

Earnings per share-basic
  As reported                         $2.80           $2.25            $1.58
  Pro forma                           $2.77           $2.24            $1.57

Earnings per share-diluted
  As reported                         $2.79           $2.25            $1.58
  Pro forma                           $2.76           $2.24            $1.57


For purposes of the calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      2002            2001             2000
Volatility                              17%             17%              18%
Expected option lives              6 Years         6 Years          6 Years
Risk-free interest rate               5.00%           5.08%            5.00%
Dividend yield                        4.16%           3.57%            3.96%


A summary of the status of the Corporation's stock option plans is presented below:

                                          2002                          2001                         2000
-----------------------------------------------------------------------------------------------------------------------------
                                                       WEIGHTED                      WEIGHTED                   WEIGHTED
                                                        AVERAGE                      AVERAGE                     AVERAGE
                                                       EXERCISE                      EXERCISE                   EXERCISE
                                         SHARES          PRICE         SHARES         PRICE         SHARES        PRICE

Outstanding, beginning of year          83,236       $  27.73        100,810       $  28.04         82,420     $  29.63
Granted                                 40,815       $  25.50          1,976       $  21.25         18,615     $  20.91
Exercised                               (3,562)      $  20.97              -       $      -           (225)    $  20.00
Forfeited                                    -       $      -        (19,550)      $  28.72              -            -
-----------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year               120,489       $  27.17         83,236       $  27.73        100,810     $  28.04
=============================================================================================================================
Options exercisable at year-end        110,549       $  26.95         64,906       $  26.94         48,215     $  28.69
Fair value of options granted                        $   3.67                      $   3.48                    $   3.14


The following table summarizes information about stock options outstanding as of December 31, 2002:

                                OUTSTANDING                    EXERCISABLE
                                    AT          REMAINING           AT
                                DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
EXERCISE PRICES                    2002       LIFE IN YEARS        2002
$20.00                             2,995            3              2,995
$25.50 - $27.84                    9,700            4              9,700
$33.25-$36.50                     12,850            5             12,850
$33.13-$36.38                     16,500            6             13,760
$25.00-$27.00                     20,400            7             13,200
$20.25-$21.25                     17,587            8             17,587
$25.50                            40,457            9             40,457
-------------------------------------------------------------------------------
                                 120,489                         110,549
===============================================================================

The following table summarizes restricted stock awards through December 31, 2002:

                                                 2002        2001        2000
Number of shares awarded                        4,431         221       1,752

Market price of stock at date of grant       $  25.50    $  21.25    $  20.25


Compensation expense related to restricted stock was $80,000 in 2002 and $22,000 in 2001. There was no compensation expense related to restricted stock awards in 2000.

13. INCOME TAXES
The following temporary differences gave rise to the net deferred tax liability at December 31, 2002 and 2001:

(IN THOUSANDS)

                                                     2002       2001
Deferred tax liabilities:
  Depreciation                                      $ 275      $ 240
  Prepaid pension                                     155        220
  Accretion on securities                               6          2
  Investments in limited partnerships                  21         24
  Unrealized holding gains on securities            6,257      2,722
---------------------------------------------------------------------
Total                                               6,714      3,208
---------------------------------------------------------------------
Deferred tax assets:
  Allowance for loan losses                        (2,026)    (1,843)
  Postretirement and sick benefits                   (216)      (194)
  Loan fees and costs                                 (76)       (60)
  Supplemental executive retirement plan             (175)      (168)
  Restricted stock compensation                       (27)         -
---------------------------------------------------------------------
Total                                              (2,520)    (2,265)
---------------------------------------------------------------------
Deferred tax liability, net                       $ 4,194      $ 943
=====================================================================

Tax provision:
                                                  2002       2001        2000
Currently payable                              $ 4,018    $ 3,371     $ 1,882
Deferred                                          (284)      (349)        (63)
--------------------------------------------------------------------------------
Total provision                                $ 3,734    $ 3,022     $ 1,819
================================================================================

Reconciliation of tax provision:

                                                    2002                   2001                    2000
                                                   AMOUNT        %        AMOUNT         %        AMOUNT        %

Expected provision                                $ 6,543      35.00%     $ 5,276       35.00%    $ 3,603      35.00%
Tax-exempt interest income                         (2,223)    (11.89)      (1,730)     (11.48)     (1,738)    (16.88)
Nondeductible interest expense                        239       1.28          226        1.50         280       2.72
Dividends received deduction                         (280)     (1.50)        (267)      (1.77)       (235)     (2.28)
Increase in cash surrender value of
  life insurance                                     (299)     (1.60)        (317)      (2.10)          -          -
Surtax exemption                                     (176)     (0.94)        (151)      (1.00)       (103)     (1.00)
Other, net                                            (70)     (0.37)         (15)      (0.10)         12       0.11
---------------------------------------------------------------------------------------------------------------------
Effective income tax provision                    $ 3,734      19.98%     $ 3,022       20.05%    $ 1,819      17.67%
=====================================================================================================================


14. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(IN THOUSANDS)

                                                  BEGINNING        NEW                         OTHER        ENDING
                                                   BALANCE        LOANS       REPAYMENTS      CHANGES       BALANCE
14 directors, 6 executive officers 2002          $   6,535     $   2,464     $  (2,722)     $    346      $  6,623
14 directors, 6 executive officers 2001              5,730           658        (1,833)        1,980         6,535
14 directors, 6 executive officers 2000              6,640           724        (1,450)         (184)        5,730


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

15. OFF-BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and financial standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments express the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and financial standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk at December 31, 2002 and 2001 are as follows:


(IN THOUSANDS)                                      2002           2001

Commitments to extend credit                     $ 103,138     $ 86,498
Financial standby letters of credit                 10,753        5,508

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

Financial standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the financial standby letters of credit are collateralized by real estate or other assets, while others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to financial standby letters of credit is not estimable. The Corporation has recorded no liability associated with financial standby letters of credit as of December 31, 2002 and 2001.

Financial standby letters of credit as of December 31, 2002 expire as follows:

(IN THOUSANDS)

   YEAR OF EXPIRATION          AMOUNT
----------------------------------------
          2003                 $  5,462
          2004                    2,605
          2005                    1,165
          2006                      593
          2007                      928
----------------------------------------
         Total                 $ 10,753
========================================

16. CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management's opinion, the Corporation's financial position and results of operations would not be materially affected by the outcome of such legal proceedings.

17. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation's and the Bank's actual capital amounts and ratios are also presented in the following table.


(DOLLARS IN THOUSANDS)                                                                  MINIMUM
                                                                                       TO BE WELL
                                                           MINIMUM                  CAPITALIZED UNDER
                                                           CAPITAL                  PROMPT CORRECTIVE
                                    ACTUAL               REQUIREMENT                ACTION PROVISIONS
                              AMOUNT       RATIO      AMOUNT      RATIO            AMOUNT        RATIO
                           -------------------------------------------------------------------------------
DECEMBER 31, 2002:
Total capital to risk-
  weighted assets:
     Consolidated             $113,168       20.09%   $ 45,055   greater than      $ 56,319   greater than
                                                                 or equal to 8%               or equal to 10%
     Bank                       94,044       17.17%     43,825   greater than        54,782   greater than
                                                                 or equal to 8%               or equal to 10%

Tier 1 capital to risk-
  weighted assets:
     Consolidated              103,691       18.41%     22,528   greater than        33,792   greater than
                                                                 or equal to 4%               or equal to 6%
     Bank                       86,140       15.72%     21,913   greater than        32,869   greater than
                                                                 or equal to 4%               or equal to 6%

Tier 1 capital to
  average assets:
     Consolidated              103,691       10.53%     39,372   greater than        49,215   greater than
                                                                 or equal to 4%               or equal to 5%
     Bank                       86,140        8.94%     38,520   greater than        48,150   greater than
                                                                 or equal to 4%               or equal to 5%

DECEMBER 31, 2001:
Total capital to risk-
  weighted assets:
     Consolidated             $103,645       22.94%   $ 36,144   greater than      $ 45,180   greater than
                                                                 or equal to 8%               or equal to 10%
     Bank                       87,070       19.69%     35,372   greater than        44,215   greater than
                                                                 or equal to 8%               or equal to 10%

Tier 1 capital to risk-
  weighted assets:
     Consolidated               94,903       21.01%     18,072   greater than        27,108   greater than
                                                                 or equal to 4%               or equal to 6%
     Bank                       79,855       18.06%     17,686   greater than        26,529   greater than
                                                                 or equal to 4%               or equal to 6%

Tier 1 capital to
  average assets:
     Consolidated               94,903       11.18%     33,960   greater than        42,450   greater than
                                                                 or equal to 4%               or equal to 5%
     Bank                       79,855        9.63%     33,164   greater than        41,455   greater than
                                                                 or equal to 4%               or equal to 5%



Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year's net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation's dividends in 2003 may not exceed $15,299,000, plus consolidated net income for 2003. Additionally, banking regulators limit the amount of dividends that may be paid by the Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $76,113,000 at December 31, 2002, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Bank's stockholder's equity (excluding accumulated other comprehensive income) or $8,614,000 at December 31, 2002.

18. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET

                                                         DECEMBER 31,
(IN THOUSANDS)                                         2002        2001

ASSETS
Cash                                                 $    592     $    333
Investment in subsidiaries:
     Citizens & Northern Bank                          95,879       82,914
     Citizens & Northern Investment Corporation        18,929       16,383
     Bucktail Life Insurance company                    2,006        2,010
Other assets                                               45           13
---------------------------------------------------------------------------
TOTAL ASSETS                                         $117,451     $101,653
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                    $  1,586     $  1,466
Other liabilities                                          28            -
Stockholders' equity                                  115,837      100,187
---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $117,451     $101,653
===========================================================================



CONDENSED INCOME STATEMENT

                                                         YEARS ENDED DECEMBER 31,

(IN THOUSANDS)                                       2002         2001        2000
Dividends from Citizens & Northern Bank            $ 7,063      $ 6,286     $ 4,077
Other dividend income                                  174          250           -
Securities gains                                         -            -           -
Expenses                                             (140)         (74)       (179)
------------------------------------------------------------------------------------
Income before equity in undistributed income
  of subsidiaries                                    7,097        6,462       3,898
Equity in undistributed income of subsidiaries       7,862        5,590       4,578
------------------------------------------------------------------------------------
NET INCOME                                         $14,959      $12,052     $ 8,476
====================================================================================


CONDENSED STATEMENT OF CASH FLOWS


                                                                  YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                 2002         2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  14,959    $  12,052    $  8,476
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income of
       subsidiaries                                             (7,862)      (5,590)     (4,578)
     Amortization of restricted stock                               80           22           -
     (Increase) decrease in other assets                           (32)          14         (28)
     Increase in other liabilities                                  98            -          17
------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                   7,243        6,498       3,887
------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES,

  Investment in subsidiary                                        (783)        (266)       (225)
------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of treasury stock                              76            -           6
  Purchase of treasury stock                                      (239)        (521)          -
  Dividends paid                                                (6,038)      (5,441)     (4,986)
------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                      (6,201)      (5,962)     (4,980)
------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      259          270      (1,318)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                          333           63       1,381
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $     592    $     333    $     63
================================================================================================


19. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2002 and 2001:



(IN THOUSANDS, EXCEPT PER SHARE DATA)                                     2002 QUARTER ENDED
                                                          Mar. 31,     June 30,       Sept. 30,       Dec. 31,

Interest income                                        $  13,642      $  14,523       $  14,675       $  14,445
Interest expense                                           6,316          6,745           6,675           6,579
-----------------------------------------------------------------------------------------------------------------
Interest margin                                            7,326          7,778           8,000           7,866
Provision for loan losses                                    180            180             280             300
-----------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses            7,146          7,598           7,720           7,566
Other income                                               1,687          1,681           1,642           1,614
Securities gains                                           1,226            781             489             392
Other expenses                                             5,106          5,248           5,310           5,185
-----------------------------------------------------------------------------------------------------------------
Income before income tax provision                         4,953          4,812           4,541           4,387
Income tax provision                                       1,115            992             831             796
-----------------------------------------------------------------------------------------------------------------
Net income                                             $   3,838      $   3,820       $   3,710      $    3,591
=================================================================================================================
Net income per share - basic                           $    0.72      $    0.72       $    0.70      $     0.67
=================================================================================================================
Net income per share - diluted                         $    0.72      $    0.71       $    0.69      $     0.67
=================================================================================================================



(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    2001 QUARTER ENDED
                                                         Mar. 31,     June 30,       Sept. 30,       Dec. 31,

Interest income                                        $  13,093      $  13,830       $  13,962      $  13,776
Interest expense                                           7,492          7,278           7,037          6,549
----------------------------------------------------------------------------------------------------------------
Interest margin                                            5,601          6,552           6,925          7,227
Provision for loan losses                                    150            150             150            150
----------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses            5,451          6,402           6,775          7,077
Other income                                               1,434          1,516           1,600          1,570
Securities gains                                             455            742             520            203
Other expenses                                             4,598          4,580           4,575          4,918
----------------------------------------------------------------------------------------------------------------
Income before income tax provision                         2,742          4,080           4,320          3,932
Income tax provision                                         477            891             914            740
----------------------------------------------------------------------------------------------------------------
Net income                                             $   2,265      $   3,189       $   3,406      $   3,192
================================================================================================================
Net income per share - basic                           $    0.42      $    0.60       $    0.64      $    0.60
================================================================================================================
Net income per share - diluted                         $    0.42      $    0.60       $    0.64      $    0.60
================================================================================================================


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                            Parente Randolph, PC /s/

Williamsport, Pennsylvania
February 7, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions "Proposal 1 - Election of Directors," "Corporation's and Bank's Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Corporation's proxy statement dated March 18, 2003 for the annual meeting of stockholders to be held on April 15, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation information is incorporated herein by reference to disclosure under the caption "Executive Compensation" of the Corporation's proxy statement dated March 18, 2003 for the annual meeting of stockholders to be held on April 15, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption "Security Ownership of Management" of the Corporation's proxy statement dated March 18, 2003 for the annual meeting of stockholders to be held on April 15, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning loans to Directors and Executive Officers is provided in
Note 14 to the Consolidated Financial Statements, which is included in Part II,
Item 8 of this Annual Report on Form 10-K. Additional information is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions" of the Corporation's proxy statement dated March 18, 2003 for the annual meeting of stockholders to be held on April 15, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Corporation's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's most recent evaluation. There were no significant deficiencies or material weaknesses noted in the evaluation, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:


                                                                                    Page
                                                                                    ----
        Independent Auditors' Report                                                 55

        Financial Statements:
             Consolidated Balance Sheet - December 31, 2002 and 2001                 27
             Consolidated Statement of Income - Years Ended
                 December 31, 2002, 2001 and 2000                                    28
             Consolidated Statement of Changes in Stockholders' Equity -
                  Years Ended December 31, 2002, 2001 and 2000                       29
             Consolidated Statement of Cash Flows - Years Ended
                  December 31, 2002, 2001 and 2000                                   30
             Notes to Consolidated Financial Statements                          31- 54


(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.



(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):
2. Plan of acquisition, reorganization, arrangement,
 liquidation or
succession                                                            Not applicable


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

4. Instruments defining the rights of security holders,
 including indentures                                                 Not applicable

9. Voting trust agreement                                             Not applicable

10. Material contracts:
        Citizens & Northern Corporation Independent Directors         Incorporated by reference to the exhibits
          Stock Incentive Plan                                        filed with the Corporation's proxy statement
                                                                      dated March 19, 2001 for the annual
                                                                      meeting of stockholders held on
                                                                      April 17, 2001.

         First Amendment to Citizens & Northern Corporation           Incorporated by reference to the exhibits
          Stock Incentive Plan                                        filed with the Corporation's proxy statement
                                                                      dated March 22, 1999 for the annual
                                                                      meeting of stockholders held on
                                                                      April 20, 1999.




        Citizens & Northern Corporation Stock Incentive plan          Incorporated by reference to the exhibits
                                                                      filed with the Corporation's proxy statement
                                                                      dated March 20, 1995 for the annual
                                                                      meeting of stockholders held on
                                                                      April 18, 1995.

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

18. Letter re: change in accounting principles                        Not applicable

21. Subsidiaries of the registrant                                    Filed herewith

22. Published report regarding matters submitted to
  vote of security holders                                            Not applicable

23. Consents of experts and counsel                                   Not applicable

24. Power of attorney                                                 Not applicable

99. Additional exhibits:

       99.1 Certifications pursuant to 18 U.S.C. Section 1350 as
         adopted pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002                                            Filed herewith

       99.2 Additional information mailed to stockholders
          with proxy statement and Form 10-K on March 19, 2002        Filed herewith




(b) On October 11, 2002, a Current Report on Form 8-K was filed to report the Corporation's consolidated earnings results for the three-month and nine-month periods ended September 30, 2002.

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



CITIZENS & NORTHERN CORPORATION

By: Craig G. Litchfield /s/
---------------------------
Craig G. Litchfield
Chairman, President and Chief Executive Officer


Date: March 18, 2003

By: Mark A. Hughes /s/
---------------------------
Treasurer and Principal Accounting Officer

Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BOARD OF DIRECTORS

  /s/   Dennis F. Beardslee                    /s/   Edward L. Learn
             Dennis F. Beardslee                         Edward L. Learn
       Date: March 18, 2003                         Date: March 18, 2003

  /s/   R. Robert DeCamp                       /s/   Craig G. Litchfield
             R. Robert DeCamp                            Craig G. Litchfield
       Date: March 18, 2003                         Date: March 18, 2003

  /s/   Jan E. Fisher                          /s/   Lawrence F. Mase
             Jan E. Fisher                               Lawrence F. Mase
       Date: March 18, 2003                         Date: March 18, 2003

  /s/   R. Bruce Haner                         /s/   Leonard Simpson
            R. Bruce Haner                               Leonard Simpson
       Date: March 18, 2003                         Date: March 18, 2003

  /s/   Susan E. Hartley                       /s/  James E. Towner
            Susan E. Hartley                             James E. Towner
       Date: March 18, 2003                         Date: March 18, 2003

  /s/   Karl W. Kroeck                         /s/   Ann M. Tyler
            Karl W. Kroeck                               Ann M. Tyler
       Date: March 18, 2003                         Date: March 18, 2003

  /s/  Leo F. Lambert
            Leo F. Lambert
       Date: March 18, 2003

                                 CERTIFICATIONS

I, Craig G. Litchfield, Chairman, Chief Executive Officer and President of Citizens & Northern Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Citizens & Northern Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003                   By: Craig G. Litchfield /s/
--------------                       -----------------------
Date                             Chairman, President and Chief Executive Officer

I, Mark A. Hughes, Treasurer and Chief Financial Officer of Citizens & Northern Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Citizens & Northern Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003                   By: Mark A. Hughes /s/
--------------                       -----------------------
Date                             Treasurer and Chief Financial Officer