Form 10-Q
period 2003-03-31
CITIZENS & NORTHERN CORP
filed 2003-05-15
CIK 810958

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X]   No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                  Outstanding
Common Stock ($1.00 par value)         8,007,504 Shares Outstanding May 13, 2003

                  CITIZENS & NORTHERN CORPORATION
                               Index



Part I.  Financial Information

Item 1.  Financial Statements



Consolidated Balance Sheet - March 31, 2003 and
December 31, 2002......................................      Page    3

Consolidated Statement of Income - Three Months Ended
March 31, 2003 and 2002................................      Page    4

Consolidated Statement of Cash Flows - Three Months
Ended March 31, 2003 and 2002..........................      Page    5

Notes to Consolidated Financial Statements.............      Pages 6 through 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results
         of Operations.................................      Pages 8 through 22

Item 3.  Information About Market Risk.................      Pages 22 through 24

Item 4.  Controls and Procedures.......................      Page 25

Part II.  Other Information............................      Page 25

Signatures.............................................      Page 26

Certifications.........................................      Pages 27 and 28

Exhibit 99.1 Certifications Pursuant to 18 U.S.C.
  Section 1350 as Adopted Pursuant to Section 906
  of the Sarbanes-Oxley Act of 2002....................      Page 29



CITIZENS & NORTHERN CORPORATION - FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                                            MARCH 31,      DECEMBER 31,
(In Thousands Except Share Data)                                                         2003           2002
                                                                                     ----------      ------------
                                                                                     (UNAUDITED)       (NOTE)


ASSETS
Cash and due from banks:
     Noninterest-bearing .......................................................    $    16,726      $    14,185
     Interest-bearing ..........................................................          4,847              715
----------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents ......................................         21,573           14,900
Available-for-sale securities ..................................................        495,028          512,175
Held-to-maturity securities ....................................................            595              707
Loans, net .....................................................................        460,425          445,356
Bank-owned life insurance ......................................................         16,952           16,758
Accrued interest receivable ....................................................          5,966            5,960
Bank premises and equipment, net ...............................................         10,414           10,333
Foreclosed assets held for sale ................................................             52               56
Other assets ...................................................................         13,682           12,523
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS ...................................................................    $ 1,024,687      $ 1,018,768
================================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing .......................................................    $    70,670      $    70,824
     Interest-bearing ..........................................................        577,687          569,480
----------------------------------------------------------------------------------------------------------------
          Total deposits .......................................................        648,357          640,304
Dividends payable ..............................................................          1,681            1,586
Short-term borrowings ..........................................................         22,613           43,635
Long-term borrowings ...........................................................        221,208          208,214
Accrued interest and other liabilities .........................................         11,783            9,192
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES ..............................................................        905,642          902,931
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 8,226,608 in 2003 and 8,146,532 in 2002 ....................          5,484            5,431
Stock dividend distributable ...................................................             --            1,639
Paid-in capital ................................................................         22,773           21,153
Retained earnings ..............................................................         79,994           77,584
----------------------------------------------------------------------------------------------------------------
     Total .....................................................................        108,251          105,807
Accumulated other comprehensive income .........................................         13,103           12,146
Unamortized stock compensation .................................................           (130)             (49)
Treasury stock, at cost:
     222,122 shares at March 31, 2003 ..........................................         (2,179)
     218,123 shares at December 31, 2002 .......................................                          (2,067)
----------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY .....................................................        119,045          115,837
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................    $ 1,024,687      $ 1,018,768
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)                      3 MONTHS ENDED
                                                                   ------------------------
                                                                   MARCH 31,      MARCH 31,
                                                                    2003            2002
                                                                   ---------      ---------
INTEREST INCOME
Interest and fees on loans ................................         $7,862         $7,257
Interest on balances with depository institutions .........              2              8
Interest on loans to political subdivisions ...............            167            150
Interest on federal funds sold ............................              3              4
Income from available-for-sale and held-to-maturity
  securities:
  Taxable .................................................          3,946          4,664
  Tax-exempt ..............................................          1,742          1,311
  Dividends ...............................................            208            248
-----------------------------------------------------------------------------------------
Total interest and dividend income ........................         13,930         13,642
-----------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits ......................................          3,916          4,257
Interest on short-term borrowings .........................            142            272
Interest on long-term borrowings ..........................          2,185          1,787
-----------------------------------------------------------------------------------------
Total interest expense ....................................          6,243          6,316
-----------------------------------------------------------------------------------------
Interest margin ...........................................          7,687          7,326
Provision for loan losses .................................            350            180
-----------------------------------------------------------------------------------------
Interest margin after provision for loan losses ...........          7,337          7,146
-----------------------------------------------------------------------------------------

OTHER INCOME
Service charges on deposit accounts .......................            409            384
Service charges and fees ..................................             69             65
Trust and financial management revenue ....................            378            439
Insurance commissions, fees and premiums ..................             80            215
Increase in cash surrender value of life insurance ........            194            224
Fees related to credit card operation .....................            162            130
Other operating income ....................................            248            230
-----------------------------------------------------------------------------------------
Total other income before realized gains on securities, net          1,540          1,687
Realized gains on securities, net .........................          1,721          1,226
-----------------------------------------------------------------------------------------
Total other income ........................................          3,261          2,913
-----------------------------------------------------------------------------------------
OTHER EXPENSES
Salaries and wages ........................................          2,448          2,238
Pensions and other employee benefits ......................            864            615
Occupancy expense, net ....................................            340            278
Furniture and equipment expense ...........................            332            447
Pennsylvania shares tax ...................................            196            183
Other operating expense ...................................          1,352          1,345
-----------------------------------------------------------------------------------------
Total other expenses ......................................          5,532          5,106
-----------------------------------------------------------------------------------------
Income before income tax provision ........................          5,066          4,953
Income tax provision ......................................            994          1,115
-----------------------------------------------------------------------------------------
NET INCOME ................................................         $4,072         $3,838
=========================================================================================
PER SHARE DATA:
Net income - basic ........................................          $0.51          $0.48
Net income - diluted ......................................          $0.51          $0.48
-----------------------------------------------------------------------------------------
Dividend per share ........................................          $0.21        $0.1867
-----------------------------------------------------------------------------------------
Number of shares used in computation - basic ..............      8,007,627      8,015,238
Number of shares used in computation - diluted ............      8,036,342      8,028,722


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       3 MONTHS ENDED
(IN THOUSANDS) (UNAUDITED)                                                         ------------------------
                                                                                   MARCH 31,      MARCH 31,
                                                                                     2003           2002
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................            $  4,072      $  3,838
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .........................................                 350           180
     Realized gains on securities, net .................................              (1,721)       (1,226)
     Gain on sale of foreclosed assets, net ............................                 (28)           (8)
     Depreciation expense ..............................................                 295           367
     Accretion and amortization, net ...................................                 313          (101)
     Increase in cash surrender value of life insurance ................                (194)         (224)
     Amortization of restricted stock ..................................                  26            21
     Increase in accrued interest receivable and other assets ..........                (962)       (1,334)
     Increase in accrued interest payable and other liabilities ........               2,137         1,167
-----------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities ......................               4,288         2,680
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities ...............                 112           268
   Proceeds from sales of available-for-sale securities ................              26,566         4,393
   Proceeds from calls and maturities of available-for-sale securities..              45,219        26,408
   Purchase of available-for-sale securities ...........................             (51,780)      (77,838)
   Purchase of Federal Home Loan Bank of Pittsburgh stock ..............                (225)         (710)
   Net increase in loans ...............................................             (15,458)      (11,829)
   Purchase of premises and equipment ..................................                (376)         (620)
   Proceeds from sale of foreclosed assets .............................                  71            59
-----------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Investing Activities ............               4,129       (59,869)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ............................................               8,053        15,699
   Net decrease in short-term borrowings ...............................             (21,022)      (20,179)
   Proceeds from long-term borrowings ..................................              14,800        60,153
   Repayments of long-term borrowings ..................................              (1,806)           (6)
   Purchase of treasury stock ..........................................                (174)          (32)
   Sale of treasury stock ..............................................                  19            13
   Dividends paid ......................................................              (1,614)       (1,492)
-----------------------------------------------------------------------------------------------------------
        Net Cash (Used in) Provided by Financing Activities ............              (1,744)       54,156
-----------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS ......................               6,673        (3,033)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................              14,900        16,036
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................            $ 21,573      $ 13,003
===========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans ............            $     39      $    191
   Interest paid .......................................................            $  4,960      $  5,212
   Income taxes paid ...................................................            $    960      $    520


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF INTERIM PRESENTATION

The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2002, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

All data regarding number of shares of common stock and per share information have been restated to reflect the 3-for-2 split issued April 21, 2003.

Results reported for the three months ended March 31, 2003 might not be indicative of the results for the year ending December 31, 2003.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2. PER SHARE DATA

Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflect the retroactive effect of stock splits and dividends for all periods presented. The following data show the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options. As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.


                                                                                                       WEIGHTED-
                                                                                                        AVERAGE      EARNINGS
                                                                                         NET            COMMON         PER
                                                                                       INCOME           SHARES        SHARE
                                                                                    -----------       ----------    ---------
QUARTER ENDED MARCH 31, 2003

Earnings per share - basic ....................................................     $ 4,072,000        8,007,627     $   0.51
Dilutive effect of potential common stock arising from stock options:
  Exercise of outstanding stock options .......................................                          182,635
  Hypothetical share repurchase at $20.81 .....................................                         (153,920)
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted ..................................................     $ 4,072,000        8,036,342     $   0.51
=============================================================================================================================

QUARTER ENDED MARCH 31, 2002
Earnings per share - basic ....................................................     $ 3,838,000        8,015,238     $   0.48
Dilutive effect of potential common stock arising from stock options:
  Exercise of outstanding stock options .......................................                          141,152
  Hypothetical share repurchase at $18.09 .....................................                         (127,668)
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted ..................................................     $ 3,838,000        8,028,722     $   0.48
=============================================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM  10-Q

3. STOCK COMPENSATION PLANS

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


(NET INCOME IN THOUSANDS)
                                                      3 MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                   2003           2002
                                                 --------      ---------
Net income, as reported ...................     $   4,072      $   3,838
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects           (59)           (89)
-------------------------------------------------------------------------

Pro forma net income ......................     $   4,013      $   3,749
=========================================================================

Earnings per share-basic:
  As reported .............................     $    0.51      $    0.48
  Pro forma ...............................     $    0.50      $    0.47

Earnings per share-diluted:
  As reported .............................     $    0.51      $    0.48
  Pro forma ...............................     $    0.50      $    0.47



4. COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

Comprehensive income is calculated as follows:

                                                                          QUARTERS ENDED
                                                                             MARCH 31,
                                                                       --------------------
(IN THOUSANDS)                                                            2003       2002
                                                                       -------      -------

Net income .......................................................     $ 4,072      $ 3,838

Unrealized holding gains (losses) on available-for-sale securities       3,171       (2,257)
Less: Reclassification adjustment for gains realized in income ...      (1,721)      (1,226)
--------------------------------------------------------------------------------------------
Other comprehensive income (loss) before income tax ..............       1,450       (3,483)
Income tax related to other comprehensive income/loss ............        (493)       1,184
--------------------------------------------------------------------------------------------
Other comprehensive income (loss) ................................         957       (2,299)
--------------------------------------------------------------------------------------------

Comprehensive income .............................................     $ 5,029      $ 1,539
============================================================================================



5.  CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management's opinion, the Corporation's financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.


CITIZENS & NORTHERN CORPORATION - FORM 10-Q

PART I - FINANCIAL INFORMATION  (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and expectations, and are generally not historical facts, are identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management's control and could cause results to differ materially from those currently anticipated. Factors which could have a material adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

o changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates

o    changes in general economic conditions

o    legislative or regulatory changes

o downturn in demand for loan, deposit and other financial services in the Corporation's market area

o increased competition from other banks and non-bank providers of financial services

o    technological changes and increased technology-related costs

o changes in accounting principles, or the application of generally accepted accounting principles.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
REFERENCES TO 2003 AND 2002

Unless otherwise noted, all references to "2003" in the following discussion of operating results are intended to mean the three months ended March 31, 2003, and similarly, references to "2002" are intended to mean the three months ended March 31, 2002.

EARNINGS OVERVIEW

Net income for the first quarter of 2003 was $4,072,000, or $.51 per share - basic and diluted. This represents an increase of 6.25% in net income per share over 2002. Return on average assets was 1.62% in 2003, down from 1.74% in 2002. Return on average equity decreased 8.35%, to 13.83% in 2003 from 15.09% in 2002.

The most significant income statement changes between 2003 and 2002 were as follows:

     o Net realized gains on securities were $1,721,000 in the first quarter of 2003, compared to $1,226,000 in the first quarter of 2002. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks. Total gains from sales of bank stocks amounted to $1,286,000 in the first quarter of 2003 and $1,107,000 in the first quarter of 2002.

     o The interest margin increased ($361,000, or 4.9%), to $7,687,000 in the first quarter of 2003 from $7,326,000 in the first quarter of 2002. The Corporation has experienced significant growth in loans, and has identified opportunities to borrow funds and invest the proceeds in securities at positive spreads. Also, average interest rates on deposits and borrowed funds have been substantially lower in the first quarter of 2003. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

     o Other (noninterest) expenses increased $426,000, or 8.3%, in the first quarter of 2003 compared to 2002. The increase reflects increases in payroll costs and employee benefits. As described in more detail in the "Noninterest Expense" section of Management's Discussion and Analysis, these cost increases reflect a higher number of employees, as well as increases in costs related to employee health insurance and the defined benefit pension plan.

     o The income tax provision decreased to $994,000 in the first quarter of 2003 from $1,115,000 in the first quarter of 2002. While pre-tax income has increased, the Corporation's effective tax rate fell to 19.6% in 2003 from 22.5% in 2002. This lower effective tax rate resulted mainly from management's decision to increase the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA

                                                    MAR. 31,    DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,
(IN THOUSANDS)                                       2003        2002       2002        2002        2002
                                                    --------    --------   ---------   --------    --------
Interest income ...............................     $13,930     $14,445     $14,675     $14,523     $13,642
Interest expense ..............................       6,243       6,579       6,675       6,745       6,316
-----------------------------------------------------------------------------------------------------------
Interest margin ...............................       7,687       7,866       8,000       7,778       7,326
Provision for loan losses .....................         350         300         280         180         180
-----------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses       7,337       7,566       7,720       7,598       7,146
Other income ..................................       1,540       1,614       1,642       1,681       1,687
Securities gains ..............................       1,721         392         489         781       1,226
Other expenses ................................       5,532       5,185       5,310       5,248       5,106
-----------------------------------------------------------------------------------------------------------
Income before income tax provision ............       5,066       4,387       4,541       4,812       4,953
Income tax provision ..........................         994         796         831         992       1,115
-----------------------------------------------------------------------------------------------------------
Net income ....................................     $ 4,072     $ 3,591     $ 3,710     $ 3,820     $ 3,838
===========================================================================================================
Net income per share - basic ..................     $  0.51     $  0.45     $  0.46     $  0.48     $  0.48
===========================================================================================================
Net income per share - diluted ................     $  0.51     $  0.45     $  0.46     $  0.48     $  0.48
===========================================================================================================


The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.

PROSPECTS FOR THE REMAINDER OF 2003

Management believes earnings prospects for the remainder of 2003 continue to be very good. Net loans are up 19.5% as of March 31, 2003 compared to one year earlier. The Corporation's major concentration continues to be real estate secured loans, with significant growth over the last 12 months in both residential and commercial loans outstanding.

Deposits have also grown substantially (up 9.5% as of March 31, 2003 compared to one year earlier), and there continues to be significant customer demand in recent months. Although the Corporation's rates paid on deposits have fallen over the last several months, rates have remained relatively high compared with rates paid by many bank and non-bank competitors.

A key element of the Corporation's earnings over the last 3 quarters of 2003 is the interest margin. As you can see in Table I, the interest margin has shrunk slightly in each of the last 2 quarters, to $7,687,000 in the first quarter of 2003 from $7,866,000 in the 4th quarter 2002 and $8,000,000 in the third quarter of 2002. With interest rates at or near forty-year lows, interest-earning assets have been repricing faster than interest-bearing liabilities. In the current interest rate environment, it is a challenge to maintain or grow the interest margin while limiting interest rate risk to a prudent level. The Corporation's interest rate risk is discussed in more detail in Item 3 of Form 10-Q.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The other major variable that could affect 2003 earnings is securities gains and losses. The Corporation's management makes decisions regarding the sales of securities based on a variety of factors, with an overall goal of maximizing portfolio return over a long-term horizon. Therefore, it is impossible to predict, with any degree of precision, the amounts of securities gains and losses that may be realized over the remainder of 2003.

CRITICAL ACCOUNTING ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, in 2003, the American Institute of Certified Public Accountants is expected to issue an exposure draft of a statement of position that would establish detailed implementation guidance for calculating the allowance for loan losses. This statement of position, if it is approved, is expected to call for implementation of its provisions in 2004.

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

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin for the first quarter of 2003 and 2002. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $8,575,000 in the first quarter 2003, an increase of $577,000, or 7.2%, over the first quarter 2002. As reflected in Table IV, the increase in net interest margin was caused by the growth in volume. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $1,199,000 in the first quarter 2003 compared to the first quarter 2002. Table IV also shows that interest rate changes had the effect of decreasing net interest income $622,000 in the first quarter of 2003 over the first quarter 2002. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) shrunk to 3.30% for the first quarter 2003, from 3.38% for the year ended December 31, 2002 and 3.46% for the first quarter 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

INTEREST INCOME AND EARNING ASSETS

Interest income increased 3.5% to $14,818,000 in the first quarter 2003 from $14,314,000 in the first quarter 2002. Income from available-for-sale securities decreased $108,000, or 1.6% while interest from loans increased $630,000 or 8.4%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in the first quarter 2003 amounted to $477,721,000, an increase of 8.9% over the first quarter 2002. In total, available-for-sale securities grew because management was able to identify opportunities to borrow funds and invest the proceeds in securities at a positive spread in 2002. These opportunities were available because of the "steep yield curve" (longer-term interest rates much higher than shorter-term rates) that existed throughout most of 2002 and the first 3 months of 2003. The average rate of return on available-for-sale securities was 5.69% for first quarter 2003, considerably lower than the 6.29% level in the first quarter 2002.

Table III also shows changes in the composition of the available-for-sale securities portfolio. The average balance of U.S. Government agency securities fell to 13% of the average balance of the total portfolio in the first quarter of 2003 from 18% in the first 3 months of 2002. The average balance of mortgage-backed securities has also fallen to 41% of the total portfolio in the first quarter of 2003 from 47% in the first 3 months of 2002. In 2002 and the first quarter 2003, as a result of declining interest rates, substantial amounts of U.S. Government agency securities were called. This rate environment also led to increased prepayments on mortgage-backed securities. The Corporation reinvested much of these proceeds in obligations of state and political subdivisions (municipal bonds). Municipal bonds were a larger portion of the portfolio in the first quarter 2003 than in the first quarter 2002. The average balance of municipal bonds grew to $133,468,000, or 28% of the portfolio, in the first quarter 2003 from $98,853,000, or 23% of the portfolio, in the first 3 months of 2002. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

Other securities consist of corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions. Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years) which bear interest at fixed or variable rates. The average balance of other securities increased to $60,702,000 in the first quarter 2003 from $33,435,000 for the first 3 months of 2002, primarily as a result of purchases of Trust Preferred Securities.

The average balance of gross loans increased 20.3% in the first quarter 2003 over the first 3 months of 2002, to $458,392,000 from $380,925,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. The average rate of return on loans fell to 7.17% in the first quarter 2003 from 7.96% in the first 3 months of 2002, due to lower market rates. The Corporation experienced a great deal of refinancing and rate modification activity in 2002 and early 2003, which has negatively impacted loan yields, and probably will continue to impact them for the next few years.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $73,000, or 1.1%, to $6,243,000 in the first quarter of 2003 from $6,316,000 in the first quarter of 2002. Overall, the impact of lower interest rates was slightly more than the impact of higher volumes of interest-bearing liabilities in the first quarter 2003 compared to the first quarter 2002. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs and money market accounts. Table IV also shows that interest expense from other borrowed funds increased in the first quarter 2003 by $267,000 over the first quarter 2002. This increase was attributable to higher average balances, related to borrowings in 2002, used to purchase available-for-sale securities, as discussed earlier.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $640,500,000 in the first three months of 2003 from $581,290,000 in the first three months of 2002. This represents an increase of 10.2%. Of the increase in average deposits, the largest growth categories were IRA's (growth in average balance of $15,893,000, or 18.5%), money market accounts ($24,501,000, or 15.0%), demand deposits ($5,572,000, or 9.3%) and CD's ($12,135,000, or 6.6%). Table III also reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 3.10% for the first quarter 2003, from 3.46% for the year ended December 31, 2002 and 3.59% for the first quarter 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE



                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                ------------------    INCREASE/
(IN THOUSANDS)                                                                                   2003        2002     (DECREASE)
                                                                                                ------     -------    ----------
INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities ............................................................      $    -     $    37     $   (37)
     Securities of other U.S. Government agencies and corporations .......................         796       1,270        (474)
     Mortgage-backed securities ..........................................................       2,272       2,747        (475)
     Obligations of states and political subdivisions ....................................       2,553       1,914         639
     Equity securities ...................................................................         208         248         (40)
     Other securities ....................................................................         868         589         279
-------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities ............................................       6,697       6,805        (108)
-------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities ............................................................           4          11          (7)
     Securities of other U.S. Government agencies and corporations .......................           5           7          (2)
     Mortgage-backed securities ..........................................................           1           3          (2)
-------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities ..............................................          10          21         (11)
-------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks ..........................................................           2           7          (5)
Federal funds sold .......................................................................           3           5          (2)
Loans:
     Real estate loans ...................................................................       6,555       5,995         560
     Consumer ............................................................................         737         736           1
     Agricultural ........................................................................          49          47           2
     Commercial/industrial ...............................................................         502         462          40
     Other ...............................................................................          17          14           3
     Political subdivisions ..............................................................         244         219          25
     Leases ..............................................................................           2           3          (1)
-------------------------------------------------------------------------------------------------------------------------------
          Total loans ....................................................................       8,106       7,476         630
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Income ....................................................................      14,818      14,314         504
-------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest checking ........................................................................          75         106         (31)
Money market .............................................................................         799         958        (159)
Savings ..................................................................................         127         130          (3)
Certificates of deposit ..................................................................       1,668       1,998        (330)
Individual Retirement Accounts ...........................................................       1,245       1,057         188
Other time deposits ......................................................................           2           8          (6)
Federal funds purchased ..................................................................          15          14           1
Other borrowed funds .....................................................................       2,312       2,045         267
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense ...................................................................       6,243       6,316         (73)
-------------------------------------------------------------------------------------------------------------------------------

Net Interest Income ......................................................................     $ 8,575     $ 7,998     $   577
===============================================================================================================================


Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(DOLLARS IN THOUSANDS)                                      3 MONTHS                  YEAR                   3 MONTHS
                                                             ENDED        RATE OF     ENDED      RATE OF       ENDED       RATE OF
                                                           3/31/2003      RETURN/   12/31/2002   RETURN/     3/31/2002     RETURN/
                                                            AVERAGE       COST OF    AVERAGE     COST OF      AVERAGE      COST OF
                                                            BALANCE       FUNDS %    BALANCE      FUNDS %     BALANCE      FUNDS %
                                                          -----------     -------  -----------    -------   -----------    -------
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities .......................     $        --      0.00%   $     1,241     6.04%    $     2,502      6.00%
     Securities of other U.S. Government agencies and
       corporations .................................          63,936      5.05%        75,646     6.25%         78,239      6.58%
     Mortgage-backed securities .....................         194,678      4.73%       209,539     5.30%        205,440      5.42%
     Obligations of states and political subdivisions         133,468      7.76%       113,540     7.61%         98,853      7.85%
     Equity securities ..............................          24,937      3.38%        21,858     5.25%         20,182      4.98%
     Other securities ...............................          60,702      5.80%        43,826     6.79%         33,435      7.14%
----------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities .......         477,721      5.69%       465,650     6.16%        438,651      6.29%
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities .......................             321      5.05%           511     5.28%            730      6.11%
     Securities of other U.S. Government agencies and
       corporations .................................             272      7.46%           331     6.04%            434      6.54%
     Mortgage-backed securities .....................              82      4.95%           131     6.87%            163      7.46%
----------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities .........             675      6.01%           973     5.76%          1,327      6.42%
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks .....................           1,849      0.44%         1,444     1.18%          1,901      1.49%
Federal funds sold ..................................             982      1.24%         2,698     1.56%          1,069      1.90%
Loans:
     Real estate loans ..............................         375,802      7.07%       338,133     7.53%        311,233      7.81%
     Consumer .......................................          32,471      9.20%        29,720    10.01%         28,974     10.30%
     Agricultural ...................................           2,782      7.14%         2,556     7.79%          2,356      8.09%
     Commercial/industrial ..........................          32,030      6.36%        28,182     6.86%         26,188      7.15%
     Other ..........................................           1,056      6.53%         1,028     6.71%            864      6.57%
     Political subdivisions .........................          14,159      6.99%        10,929     7.85%         11,169      7.95%
     Leases .........................................              92      8.82%           122     9.02%            141      8.63%
----------------------------------------------------------------------------------------------------------------------------------
          Total loans ...............................         458,392      7.17%       410,670     7.67%        380,925      7.96%
----------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets ......................         939,619      6.40%       881,435     6.84%        823,873      7.05%
Cash ................................................          12,398                   13,318                   12,769
Unrealized gain/loss on securities ..................          19,271                   12,462                    9,290
Allowance for loan losses ...........................          (5,864)                  (5,453)                  (5,326)
Bank premises and equipment .........................          10,444                   10,246                   10,162
Other assets ........................................          31,541                   30,993                   31,082
-----------------------------------------------------------------------------------------------------------------------
Total Assets ........................................     $ 1,007,409              $   943,001              $   881,850
=======================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking ...................................     $    35,707      0.85%   $    37,984     1.12%    $    37,112      1.16%
Money market ........................................         187,697      1.73%       171,767     2.31%        163,196      2.38%
Savings .............................................          51,633      1.00%        49,779     1.01%         49,064      1.07%
Certificates of deposit .............................         196,532      3.44%       195,099     3.97%        184,397      4.39%
Individual Retirement Accounts ......................         101,954      4.95%        90,856     4.98%         86,061      4.98%
Other time deposits .................................           1,479      0.55%         1,814     1.98%          1,534      2.12%
Federal funds purchased .............................           4,229      1.44%         2,347     1.87%          2,746      2.07%
Other borrowed funds ................................         237,913      3.94%       211,092     4.29%        188,669      4.40%
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities ........         817,144      3.10%       760,738     3.46%        712,779      3.59%
Demand deposits .....................................          65,498                   66,093                   59,926
Other liabilities ...................................           6,965                    8,575                    7,399
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities ...................................         889,607                  835,406                  780,104
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other comprehensive
  income/loss .......................................         105,055                   99,361                   95,617
Other comprehensive income/loss .....................          12,747                    8,234                    6,129
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity ..........................         117,802                  107,595                  101,746
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity ..........     $ 1,007,409              $   943,001              $   881,850
==================================================================================================================================
Interest Rate Spread ................................                      3.30%                   3.38%                     3.46%
Net Interest Income/Earning Assets ..................                      3.70%                   3.85%                     3.94%


(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES

(IN THOUSANDS)                                               3 MONTHS ENDED 3/31/03 VS. 3/31/02
                                                          ---------------------------------------
                                                          CHANGE IN     CHANGE IN         TOTAL
                                                           VOLUME          RATE           CHANGE
                                                          ---------     ---------        --------
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities .......................     $   (19)       $   (18)        $   (37)
     Securities of other U.S. Government agencies
       and corporations .............................        (208)          (266)           (474)
     Mortgage-backed securities .....................        (139)          (336)           (475)
     Obligations of states and political subdivisions         662            (23)            639
     Equity securities ..............................          50            (90)            (40)
     Other securities ...............................         407           (128)            279
-------------------------------------------------------------------------------------------------
          Total available-for-sale securities .......         753           (861)           (108)
-------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities .......................          (5)            (2)             (7)
     Securities of other U.S. Government agencies
       and corporations .............................          (3)             1              (2)
     Mortgage-backed securities .....................          (1)            (1)             (2)
-------------------------------------------------------------------------------------------------
          Total held-to-maturity securities .........          (9)            (2)            (11)
-------------------------------------------------------------------------------------------------
Interest-bearing due from banks .....................          --             (5)             (5)
Federal funds sold ..................................          --             (2)             (2)
Loans:
     Real estate loans ..............................       1,163           (603)            560
     Consumer .......................................          84            (83)              1
     Agricultural ...................................           8             (6)              2
     Commercial/industrial ..........................          96            (56)             40
     Other ..........................................           3             --               3
     Political subdivisions .........................          54            (29)             25
     Leases .........................................          (1)            --              (1)
-------------------------------------------------------------------------------------------------
          Total loans ...............................       1,407           (777)            630
Total Interest Income ...............................       2,151         (1,647)            504
------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking ...................................          (4)           (27)            (31)
Money market ........................................         130           (289)           (159)
Savings .............................................           7            (10)             (3)
Certificates of deposit .............................         124           (454)           (330)
Individual Retirement Accounts ......................         194             (6)            188
Other time deposits .................................          --             (6)            (6)
Federal funds purchased .............................           6             (5)              1
Other borrowed funds ................................         495           (228)            267
-------------------------------------------------------------------------------------------------
Total Interest Expense ..............................         952         (1,025)            (73)
-------------------------------------------------------------------------------------------------

Net Interest Income .................................     $ 1,199        $  (622)        $   577
=================================================================================================


(1) Changes in income on tax-exempt securities and loans is presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

 (IN THOUSANDS)                                                             3 MONTHS ENDED
                                                                       -----------------------
                                                                       MARCH 31,     MARCH 31,
                                                                         2003          2002
                                                                       ---------     ---------
Service charges on deposit accounts ................................     $  409        $  384
Service charges and fees ...........................................         69            65
Trust and financial management revenue .............................        378           439
Insurance commissions, fees and premiums ...........................         80           215
Increase in cash surrender value of life insurance..................        194           224
Fees related to credit card operation ..............................        162           130
Other operating income .............................................        248           230
---------------------------------------------------------------------------------------------
Total other operating income, before realized gains on
  securities, net ..................................................      1,540         1,687
Realized gains on securities, net ..................................      1,721         1,226
---------------------------------------------------------------------------------------------
Total Other Income .................................................     $3,261        $2,913
=============================================================================================

Total noninterest income increased $348,000, or 11.95%, in the first quarter 2003 compared to the first quarter 2002. The most significant change -- the increase in net realized security gains -- is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

o Insurance commissions and fees dropped $135,000, or 62.8%, for the first quarter 2003 compared to the first quarter 2002. The decrease in insurance-related revenues had 2 components: (1) a decrease in the revenues of $86,000 from Bucktail Life Insurance Company ("Bucktail"), a subsidiary of the Corporation that reinsures credit and mortgage life and accident and health insurance, and (2) a decrease in revenues of $49,000 from the insurance division of C&N Financial Services Corporation ("C&NFSC"). The decrease in Bucktail revenues is mainly attributable to timing items which are not expected to be indicative of a long-term decline. C&NFSC, a subsidiary or Citizens & Northern Bank, began its insurance agency operations in 2002, with limited activity to date. C&NFSC insurance revenues amounted to $30,000 in the first quarter 2003 and $79,000 in the first quarter 2002. Management continues to explore opportunities to expand insurance related revenues.

o Trust and financial management revenue decreased $61,000, or 13.9%, for the first quarter 2003 versus the first quarter 2002. Trust and financial management revenue is affected significantly by the market value of assets under management. As of March 31, 2003, the value of trust assets under management amounted to $278,548,000, a decrease of $27,664,000 or 9.03% from $306,212,000 as of March 31, 2002. Trust and financial management revenue is recorded on a cash basis, which does not vary materially from the accrual basis.


TABLE VI - COMPARISON OF NONINTEREST EXPENSE

 (IN THOUSANDS)                                                             MONTHS ENDED
                                                                       ----------------------
                                                                       MARCH 31,    MARCH 31,
                                                                         2003          2002
                                                                       ---------    ---------
Salaries and wages ................................................     $2,448        $2,238
Pensions and other employee benefits...............................        864           615
Occupancy expense, net ............................................        340           278
Furniture and equipment expense ...................................        332           447
Pennsylvania shares tax ...........................................        196           183
Other operating expense ...........................................      1,352         1,345
--------------------------------------------------------------------------------------------
Total Other Expense ...............................................     $5,532        $5,106
============================================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10-Q

Salaries and wages increased $210,000, or 9.38%, for the first quarter 2003 compared to the first quarter 2002. The increase is the result of annual merit raises generally ranging from 2%-5%, an increase in the number of employees and an increase in incentive bonus expense. The number of full-time equivalent employees increased to 265 as of March 31, 2003 from 257 as of March 31, 2002. The incentive bonus plan provides for compensation to be paid to certain key officers, with the payment amounts based on a combination of personal and corporate performance. The estimate of such expense for the first quarter of 2003 increased $69,000 over the accrual recorded for the first quarter of 2002.

Pensions and other employee benefits increased $249,000, or 40.5%, in the first quarter 2003 over the first quarter 2002. A portion of this increase is directly related to the increase in salaries and wages. Also, pension expense from the Corporation's defined benefit pension plan increased $114,000 in the first quarter 2003 over the first quarter 2002. Although the defined benefit pension plan remains adequately funded, a decline in the market value of plan assets, along with an increased number of employees, contributed to the increase in expense in 2003.

Furniture and equipment expense decreased $115,000, or 25.7%, in the first quarter 2003 compared to the first quarter 2002. The largest decrease within this category was in depreciation expense, which decreased $85,000 or 32.3%. There were several substantial capital expenditures which became fully depreciated in 2002, reducing the expense for the first three months of 2003. Repairs and maintenance expense also decreased $18,000, or 12.1% for the first three months of 2003 compared to the first three months of 2002.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. Table VII provides a summary of investment securities held at March 31, 2003 and December 31, 2002. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis. The following are significant changes in the Corporation's consolidated balance sheet as of March 31, 2003 compared to December 31, 2002, other than the items addressed in those discussions:

o As reflected in Table VII, the carrying value (fair value) of available-for-sale securities fell to $495,028,000 at March 31, 2003 from $512,175,000 at December 31, 2002. Much of the reduction was caused by rapid principal payments on mortgage-backed securities, due to declining interest rates.

o As shown in the consolidated balance sheet, loans (net of the allowance for loan losses) increased $15,069,000 to $460,425,000 as of March 31, 2003 from $445,356,000 at December 31, 2002. On an annualized basis, net loans increased 13.5% during the first quarter 2003, with substantial growth continuing in both residential and commercial activity.

o Total deposits increased by just over 5% on an annualized basis, to $648,357,000 as of March 31, 2003 compared to $640,304,000 as of December 31, 2002.

o Total short-term and long-term borrowed funds decreased $8,028,000 to $243,821,000 at March 31, 2003 from $251,849,000 at December 31, 2002. This decrease includes a reduction in borrowings outstanding on customer repurchase agreements of $4,105,000, and a reduction in the Corporation's overnight borrowing position of $9,350,000. Also, the mix between short-term and long-term borrowings is weighted more to long-term borrowings at March 31, 2003, as management has entered into fixed rate borrowings with terms of 4 to 5 years for most of the first quarter 2003 originations.

CITIZENS & NORTHERN CORPORATION - FORM  10-Q
TABLE VII - INVESTMENT SECURITIES

(In Thousands)

                                                        MARCH 31, 2003          DECEMBER 31, 2002
                                                     --------------------     ---------------------
                                                     AMORTIZED     FAIR       AMORTIZED      FAIR
                                                        COST       VALUE        COST         VALUE
                                                     ---------    -------     ---------    ---------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury ..................  $     --     $     --     $     --     $     --
Obligations of other U.S. Government agencies .....    67,442       68,591       71,657       72,348
Obligations of states and political subdivisions...   140,929      144,650      127,690      130,879
Other securities ..................................    57,800       59,415       62,296       63,592
Mortgage-backed securities ........................   183,757      188,530      207,244      212,276
----------------------------------------------------------------------------------------------------
Total debt securities .............................   449,928      461,186      468,887      479,095
Marketable equity securities ......................    25,246       33,842       24,886       33,080
----------------------------------------------------------------------------------------------------
Total .............................................  $475,174     $495,028     $493,773     $512,175
====================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury ..................  $    321     $    358     $    321     $    359
Obligations of other U.S. Government agencies .....       197          221          297          322
Mortgage-backed securities ........................        77           81           89           93
----------------------------------------------------------------------------------------------------
Total .............................................  $    595     $    660     $    707     $    774
====================================================================================================




PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects probable losses resulting from the analysis of individual loans and historical loss experience, as modified for identified trends and concerns, for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan, modified for risk adjustment factors identified by management for each type of loan. The charge-off ratio is then applied to the current outstanding loan balance for each type of loan (net of other loans that are individually evaluated).

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

The allowance for loan losses was $5,693,000 at March 31, 2003, a decrease of $96,000 from the balance at December 31, 2002. As you can see in Table VIII, net charge-offs were high during the first quarter 2003, totaling $446,000. Most of the charge-off amounts for the first quarter 2003 were from loans that had been identified as impaired in 2002, and for which an appropriate allowance had been provided in 2002.

Table IX presents a summary of the allocated allowance by loan type, as well as the unallocated portion of the allowance. The allowance for impaired loans decreased $621,000, to $1,256,000 at March 31, 2003 from $1,877,000 at December
31, 2002. The decrease in allowance for impaired loans reflects the charge-offs, as described above, as well as pay-offs received in April 2003 on loans that had been a concern, and improved prospects related to another commercial loan relationship. Table IX also shows an increase in the unallocated portion of the allowance, to $2,212,000 at March 31, 2003 from $1,759,000 at December 31, 2002.
Management believes a higher unallocated allowance is appropriate at March 31, 2003, because of concerns related to the high level of charge-offs in the first quarter 2003 (although management has not identified a significant amount of new impaired loans during the first quarter 2003). Further, although loans 90 days or more past due and nonaccrual loans have improved to $3,068,000 at March 31, 2003 from $3,570,000 at December 31, 2002, total loans 30-89 days past due increased to $9,937,000 at March 31, 2003 from $8,853,000 at December 31, 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The provision for loan losses increased to $350,000 in the first quarter 2003 from $180,000 in the first quarter 2002. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above. In 2003, the higher provision for loan losses resulted, in part, from the increase in the unallocated portion of the allowance.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.


TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                             QUARTER       QUARTER
                                            ENDED         ENDED               YEARS ENDED DECEMBER 31,
                                           MARCH 31,     MARCH 31,   ------------------------------------------------
                                             2003          2002      2002       2001        2000      1999       1998
                                           ---------    ----------  ------     ------     ------     ------     ------
Balance, beginning of year ...              $5,789       $5,265     $5,265     $5,291     $5,131     $4,820     $4,913
-----------------------------------------------------------------------------------------------------------------------
Charge-offs:
Real estate loans ............                  57           13        123        144        272         81        257
Installment loans ............                 187           42        116        138         77        138        144
Credit cards and related plans                  48           63        190        200        214        192        264
Commercial and other loans ...                 183           --        123        231         53        219        301
-----------------------------------------------------------------------------------------------------------------------
Total charge-offs ............                 475          118        552        713        616        630        966
-----------------------------------------------------------------------------------------------------------------------
Recoveries:
Real estate loans ............                  15           --         30          6         26         81         12
Installment loans ............                   4            7         30         27         23         60         43
Credit cards and related plans                   7            2         18         20         28         30         40
Commercial and other loans ...                   3            1         58         34         23         10         15
-----------------------------------------------------------------------------------------------------------------------
Total recoveries .............                  29           10        136         87        100        181        110
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs ..............                 446          108        416        626        516        449        856
Provision for loan losses ....                 350          180        940        600        676        760        763
-----------------------------------------------------------------------------------------------------------------------
Balance, end of year .........              $5,693       $5,337     $5,789     $5,265     $5,291     $5,131     $4,820
=======================================================================================================================





TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                                    AS OF
(In Thousands)                    MARCH 31,                   AS OF DECEMBER 31,
                             -----------------     ---------------------------------------
                              2003       2002       2001       2000       1999       1998
                             ------     ------     ------     ------    -------     ------
Commercial .............     $1,398     $1,315     $1,837     $1,612     $2,081     $  650
Consumer mortgage ......        467        460        674        952        834         97
Impaired loans .........      1,256      1,877         73        273        609        290
Consumer ...............        360        378        494        471        437        702
All other commitments...         --         --         --         --        150        202
Unallocated ............      2,212      1,759      2,187      1,983      1,020      2,879
------------------------------------------------------------------------------------------
Total Allowance ........     $5,693     $5,789     $5,265     $5,291     $5,131     $4,820
==========================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

(IN THOUSANDS)
                                  AS OF                              AS OF DECEMBER 31,
                                MARCH 31,     ---------------------------------------------------------------------
                                  2003           2002           2001          2000           1999           1998
                               ---------      ---------      ---------      ---------      ---------     ----------
Real estate - construction     $     131      $     103      $   1,814      $     452      $     649      $   1,004
Real estate - mortgage ...       379,547        370,453        306,264        263,325        247,604        230,815
Consumer .................        32,465         31,532         29,284         28,141         29,140         30,924
Agricultural .............         2,813          3,024          2,344          1,983          1,899          1,930
Commercial ...............        32,812         30,874         24,696         20,776         18,050         17,630
Other ....................         1,725          2,001          1,195            948          1,025          1,062
Political subdivisions ...        16,540         13,062         13,479         12,462         12,332          7,449
Lease receivables ........            85             96            152            218            222            218
--------------------------------------------------------------------------------------------------------------------
Total ....................       466,118        451,145        379,228        328,305        310,921        291,032
Less: unearned discount ..            --             --             --             --            (29)           (29)
--------------------------------------------------------------------------------------------------------------------
                                 466,118        451,145        379,228        328,305        310,892        291,003
Less: allowance for loan
  losses .................        (5,693)        (5,789)        (5,265)        (5,291)        (5,131)        (4,820)
--------------------------------------------------------------------------------------------------------------------
Loans, net ...............     $ 460,425      $ 445,356      $ 373,963      $ 323,014      $ 305,761      $ 286,183
====================================================================================================================



DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation utilizes derivative financial instruments related to a certificate of deposit product called the "Index Powered Certificate of Deposit"
(IPCD). IPCDs have a term of 5 years, with interest paid at maturity based on 90% of the appreciation (as defined) in the S&P 500 index. There is no guaranteed interest payable to a depositor of an IPCD - however, assuming an IPCD is held to maturity, a depositor is guaranteed the return of his or her principal, at a minimum.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Amounts recorded as of March 31, 2003 and December 31, 2002, and for the first quarters of 2003 and 2002, related to IPCDs are as follows (in thousands):

                                                                                   MARCH 31,   DEC. 31,
                                                                                      2003       2002
                                                                                   ---------  ---------
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts) .......................................     $3,295     $3,028

Carrying value of IPCDs .......................................................      2,821      2,572

Carrying value of embedded derivative liabilities .............................        149        156

Carrying value of Swap contract liabilities ...................................        328        309





                                                                                 3 MONTHS ENDED    3 MONTHS ENDED
                                                                                     MARCH 31          MARCH 31,
                                                                                       2003               2002
                                                                                 ---------------   ---------------
Interest expense ............................................................     $      29               $16
Other expense ...............................................................            --                 4


LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At March 31, 2003, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $203,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

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

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at March 31, 2003:

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE XI - CAPITAL RATIOS


                                                                      3/31/2003
                                                                     CITIZENS &       REGULATORY STANDARDS:
                                                                      NORTHERN       ------------------------
                                                                     CORPORATION        WELL         MINIMUM
                                                                      (ACTUAL)       CAPITALIZED     STANDARD
                                                                     -----------     -----------     --------
Total capital to risk-weighted assets ...........................       20.25%           10%           8%
Tier 1 capital to risk-weighted assets ..........................       18.58%            6%           4%
Tier 1 capital to average total assets ..........................       10.52%            5%           4%


Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures during the next 12 months are not expected to have a detrimental effect on capital ratios or results of operations.

INFLATION

Over the last several years, direct inflationary pressures on the Corporation's payroll-related and other noninterest costs have been modest. In fact, some economists (and indirectly, the Federal Reserve Board in its commentary related to its May 6, 2003 meeting) have warned of the risk of deflationary pressures. The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Management monitors the impact of economic trends, including any indicators of inflationary or deflationary pressure, in managing interest rate and other financial risks.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of the Bank are included in management's monthly simulation model calculations. Since the Bank makes up more than 90% of the Corporation's total assets and liabilities, and because the Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the baseline one-year scenario. The policy limit for market value variance is minus 30% from the baseline one-year scenario. The most sensitive scenario presented in Table XII below is the "+200 basis points" scenario. As Table XII shows, as of March 31, 2003, the result of the Bank's net interest income calculation is well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 31.0%, which exceeds the policy threshold. Management continually evaluates whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment.

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

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

(IN THOUSANDS)                                                                 PERIOD ENDING MARCH 31, 2004
MARCH 31, 2003 DATA                                             ---------------------------------------------------------
                                                                CURRENT      PLUS 200                MINUS 200
                                                                INTEREST      BASIS                    BASIS
                                                                 RATES        POINTS                   POINTS
                                                                SCENARIO      AMOUNT    % CHANGE       AMOUNT    % CHANGE
                                                                ---------   ---------   ---------   ----------   --------
Interest income ............................................     $ 53,022    $57,631                $ 47,310
Interest expense ...........................................       23,645     28,545                  18,934
------------------------------------------------------------------------------------                --------
Net Interest Income ........................................     $ 29,377    $29,086       -1.0%    $ 28,376        -3.4%
=========================================================================================================================
Market Value of Portfolio Equity at Mar. 31, 2003 ..........     $103,613    $71,460      -31.0%    $128,702        24.2%
=========================================================================================================================

Market Value of Portfolio Equity at Dec. 31, 2002 ..........     $108,144    $71,117      -34.2%    $130,764        20.9%
=========================================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM 10-Q

(IN THOUSANDS)                                                               PERIOD ENDING DECEMBER 31, 2003
DECEMBER 31, 2002 DATA                                       -----------------------------------------------------------
                                                             CURRENT        PLUS 200                MINUS 200
                                                             INTEREST         BASIS                   BASIS
                                                              RATES          POINTS                  POINTS
                                                             SCENARIO        AMOUNT     % CHANGE     AMOUNT    % CHANGE
                                                             --------      ---------    ---------   ---------  --------
Interest income .........................................     $ 54,989       $59,608                $ 49,607
Interest expense ........................................       24,132        29,320                  19,083
------------------------------------------------------------------------------------                --------
Net Interest Income .....................................     $ 30,857       $30,288       -1.8%    $ 30,524      -1.1%
=======================================================================================================================
Market Value of Portfolio Equity at Dec. 31, 2002 .......     $108,144       $71,117      -34.2%    $130,764      20.9%
=======================================================================================================================


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

Equity securities held as of March 31, 2003 and December 31, 2002 are presented in Table XIII.


TABLE XIII - EQUITY SECURITIES

(IN THOUSANDS)                                                               HYPOTHETICAL  HYPOTHETICAL
                                                                                 10%           20%
                                                                              DECLINE IN    DECLINE IN
                                                                     FAIR       MARKET        MARKET
AT MARCH 31, 2003                                      COST          VALUE      VALUE         VALUE
                                                      -------      -------   ------------  ------------
Banks and bank holding companies ................     $23,241      $32,310     $(3,231)      $(6,462)
Other equity securities .........................       2,005        1,532        (153)         (306)
-----------------------------------------------------------------------------------------------------
     Total ......................................     $25,246      $33,842     $(3,384)      $(6,768)
=====================================================================================================

                                                                             HYPOTHETICAL  HYPOTHETICAL
                                                                                 10%           20%
                                                                              DECLINE IN    DECLINE IN
                                                                    FAIR        MARKET        MARKET
AT DECEMBER 31, 2002                                    COST        VALUE       VALUE         VALUE
                                                      -------      -------   ------------  ------------
Banks and bank holding companies ................     $22,936      $31,508     $(3,151)      $(6,302)
Other equity securities .........................       1,950        1,572        (157)         (314)
-----------------------------------------------------------------------------------------------------
     Total ......................................     $24,886      $33,080     $(3,308)      $(6,616)
=====================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM 10-Q


PART I - FINANCIAL INFORMATION  (CONTINUED)
ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Corporation's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures pursuant to Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer's and Chief Financial Officer's most recent evaluation, and therefore, there were no corrective actions taken.


PART  II -  OTHER INFORMATION

Item   1.   Legal Proceedings

            The Corporation and the Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation's financial condition or results of operations.

Item   2.   Not Applicable

Item   3.   Not Applicable

Item   4.   Not Applicable

Item   5.   Other Information

            a.  None

Item   6.   Exhibits and Reports on Form 8-K

            a.  Exhibits:

                                                                                                           Page
                                                                                                           ----
                  99.1 Certifications Pursuant to U.S.C. Section 1350 as Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002                                                         29


          b. On January 10, 2003, a Current Report on Form 8-K was filed to report the Corporation's consolidated earnings results for the fourth quarter 2002.

          c. On February 28, 2003, a Current Report on Form 8-K was filed to report the resignation of director F. David Pennypacker for medical reasons.

          d. On March 28, 2003, a Current Report on Form 8-K was filed to report the Corporation's first quarter cash dividend declaration and announce the 3-for-2 stock split of April 21, 2003.

CITIZENS AND NORTHERN CORPORATION  -  FORM 10-Q

Signature Page








                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS & NORTHERN CORPORATION


May 14, 2003                 By: /s/ Craig G. Litchfield
------------                     -----------------------------------------------
Date                             Chairman, President and Chief Executive Officer



May 14, 2003                 By: /s/ Mark A. Hughes
------------                     -------------------------------------
Date                             Treasurer and Chief Financial Officer

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





May 14, 2003                By:  /s/ Craig G. Litchfield
------------                     -----------------------------------------------
Date                             Chairman, President and Chief Executive Officer

CITIZENS & NORTHERN CORPORATION - FORM 10-Q


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





May 14, 2003                           By: /s/  Mark A. Hughes
------------                               -------------------------------------
Date                                       Treasurer and Chief Financial Officer