Form 10-Q
period 2003-06-30
CITIZENS & NORTHERN CORP
filed 2003-08-12
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _X_ No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                Outstanding
Common Stock ($1.00 par value)       8,010,532 Shares Outstanding August 8, 2003

                  CITIZENS & NORTHERN CORPORATION
                               Index



Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - June 30, 2003 and
December 31, 2002                                                     Page  3

Consolidated Statement of Income - Three Months and Six
Months Ended June 30, 2003 and 2002                                   Page  4

Consolidated Statement of Cash Flows - Six Months
Ended June 30, 2003 and 2002                                          Page  5

Notes to Consolidated Financial Statements                            Pages 6 through 8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operation                                    Pages 9 through 22

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                           Pages 22 through 24

Item 4.  Controls and Procedures                                      Page 24

Part II.  Other Information                                           Pages 24 through 26

Signatures                                                            Page 27

Exhibit 31.1. Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Executive Officer                  Page 28

Exhibit 31.2. Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Financial Officer                  Page 29

Exhibit 32. Certifications Pursuant to 18 U.S.C. Section 1350
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002                                                           Page 30



CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET                                                 JUNE 30,      DECEMBER 31,
(In Thousands Except Share Data)                                             2003            2002
                                                                         (UNAUDITED)        (NOTE)

ASSETS
Cash and due from banks:
     Noninterest-bearing                                                  $    20,839      $    14,185
     Interest-bearing                                                             594              715
-------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                      21,433           14,900

Available-for-sale securities                                                 508,312          512,175
Held-to-maturity securities                                                       585              707
Loans, net                                                                    476,640          445,356
Bank-owned life insurance                                                      17,135           16,758
Accrued interest receivable                                                     5,832            5,960
Bank premises and equipment, net                                               10,532           10,333
Foreclosed assets held for sale                                                    79               56
Other assets                                                                   18,787           12,523
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $ 1,059,335      $ 1,018,768
=======================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                  $    77,695      $    70,824
     Interest-bearing                                                         579,381          569,480
-------------------------------------------------------------------------------------------------------
          Total deposits                                                      657,076          640,304
Dividends payable                                                               1,682            1,586
Short-term borrowings                                                          40,757           43,635
Long-term borrowings                                                          215,202          208,214
Accrued interest and other liabilities                                         21,631            9,192
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             936,348          902,931
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     Shares; issued 8,226,033 in 2003 and 8,146,532 in 2002                     8,226            5,431
Stock dividend distributable                                                        -            1,639
Paid-in capital                                                                20,072           21,153
Retained earnings                                                              82,219           77,584
-------------------------------------------------------------------------------------------------------
     Total                                                                    110,517          105,807
Accumulated other comprehensive income                                         14,695           12,146
Unamortized stock compensation                                                   (105)             (49)
Treasury stock, at cost:
     216,101 shares at June 30, 2003                                           (2,120)
     218,123 shares at December 31, 2002                                                        (2,067)
-------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    122,987          115,837
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 1,059,335      $ 1,018,768
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                    3 MONTHS ENDED                 FISCAL YEAR TO DATE
                                                               JUNE 30,         JUNE 30,         6 MONTHS ENDED JUNE 30,
                                                                 2003             2002           2003             2002
INTEREST INCOME                                               (CURRENT)       (PRIOR YEAR)     (CURRENT)      (PRIOR YEAR)
   Interest and fees on loans                                   $8,023           $7,542       $15,885          $14,799
   Interest on balances with depository institutions                 5                5             7               13
   Interest on loans to political subdivisions                     199              142           366              292
   Interest on federal funds sold                                    5               10             8               14
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                    3,598            5,124         7,544            9,788
      Tax-exempt                                                 1,820            1,457         3,562            2,768
      Dividends                                                    293              243           501              491
-----------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                           13,943           14,523        27,873           28,165
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                          3,815            4,368         7,731            8,625
   Interest on short-term borrowings                                99              242           241              514
   Interest on long-term borrowings                              2,175            2,135         4,360            3,922
-----------------------------------------------------------------------------------------------------------------------
   Total interest expense                                        6,089            6,745        12,332           13,061
-----------------------------------------------------------------------------------------------------------------------
   Interest margin                                               7,854            7,778        15,541           15,104
   Provision for loan losses                                       250              180           600              360
-----------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for loan losses               7,604            7,598        14,941           14,744
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts                             446              423           855              807
   Service charges and fees                                         50               68           119              133
   Trust and financial management income                           467              506           845              945
   Insurance commissions, fees and premiums                         77              125           157              340
   Increase in cash surrender value of life insurance              183              211           377              435
   Fees related to credit card operation                           195              152           357              282
   Other operating income                                          210              196           458              426
-----------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net   1,628            1,681         3,168            3,368
    Realized gains on securities, net                              908              781         2,629            2,007
-----------------------------------------------------------------------------------------------------------------------
   Total other income                                            2,536            2,462         5,797            5,375
-----------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                            2,325            2,351         4,773            4,589
   Pensions and other employee benefits                            796              644         1,660            1,259
   Occupancy expense, net                                          317              308           657              586
   Furniture and equipment expense                                 352              394           684              841
   Pennsylvania shares tax                                         196              183           392              366
   Other operating expense                                       1,370            1,368         2,722            2,713
-----------------------------------------------------------------------------------------------------------------------
   Total other expenses                                          5,356            5,248        10,888           10,354
-----------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                            4,784            4,812         9,850            9,765
   Income tax provision                                            864              992         1,858            2,107
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $3,920           $3,820        $7,992           $7,658
=======================================================================================================================

PER SHARE DATA:
Net income - basic                                               $0.49            $0.48         $1.00            $0.96
Net income - diluted                                             $0.49            $0.48         $0.99            $0.95
-----------------------------------------------------------------------------------------------------------------------
Dividends per share                                              $0.21          $0.1867         $0.42          $0.3733
-----------------------------------------------------------------------------------------------------------------------
Number of shares used in computation - basic                 8,007,797        8,008,290     8,007,428        8,011,743
Number of shares used in computation - diluted               8,057,376        8,029,761     8,047,436        8,029,617



The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                          6 MONTHS ENDED JUNE 30,
                                                                                           2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $     7,992        $     7,658
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                                 600                360
     Realized gains on securities, net                                                      (2,629)            (2,007)
     Gain on sale of foreclosed assets, net                                                    (45)               (10)
     Depreciation expense                                                                      590                725
     Accretion and amortization, net                                                           643               (358)
     Increase in cash surrender value of life insurance                                       (377)              (435)
     Amortization of restricted stock                                                           51                 42
     Increase in accrued interest receivable and other assets                               (5,172)            (1,082)
     Increase in accrued interest payable and other liabilities                              1,186              1,484
----------------------------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                             2,839              6,377
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                                       120                586
   Proceeds from sales of available-for-sale securities                                     38,881             11,481
   Proceeds from calls and maturities of available-for-sale securities                     101,624             51,928
   Purchase of available-for-sale securities                                              (120,791)          (101,293)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                                   (1,176)              (680)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                                    168                  -
   Net increase in loans                                                                   (32,005)           (33,192)
   Purchase of premises and equipment                                                         (789)              (976)
   Proceeds from sale of foreclosed assets                                                     143                147
----------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                              (13,825)           (71,999)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                                 16,772             35,572
   Net decrease in short-term borrowings                                                    (2,878)           (22,322)
   Proceeds from long-term borrowings                                                       34,500             75,153
   Repayments of long-term borrowings                                                      (27,512)           (20,011)
   Purchase of treasury stock                                                                 (174)              (238)
   Sale of treasury stock                                                                      119                 42
   Dividends paid                                                                           (3,308)            (2,973)
----------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                                           17,519             65,223
----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                                            6,533               (399)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                14,900             16,036
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $      21,433        $    15,637
======================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Accrued purchase of available-for-sale securities                                 $      10,000        $         -
   Assets acquired through foreclosure of real estate loans                          $         121        $       365
   Interest paid                                                                     $       9,895        $    10,914
   Income taxes paid                                                                 $       1,920        $     2,750



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

Results reported for the three-month and six-month periods ended June 30, 2003 might not be indicative of the results for the year ending December 31, 2003.

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

                                                                      WEIGHTED-
                                                                       AVERAGE        EARNINGS
                                                       NET              COMMON           PER
                                                      INCOME            SHARES          SHARE

SIX MONTHS ENDED JUNE 30, 2003
Earnings per share - basic                             $  7,992,000       8,007,428          $1.00
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                     199,628
  Hypothetical share repurchase at $22.52                                  (159,620)
---------------------------------------------------------------------------------------------------
Earnings per share - diluted                           $  7,992,000       8,047,436          $0.99
===================================================================================================

SIX MONTHS ENDED JUNE 30, 2002
Earnings per share - basic                             $  7,658,000       8,011,743          $0.96
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                     138,314
  Hypothetical share repurchase at $18.84                                  (120,440)
---------------------------------------------------------------------------------------------------
Earnings per share - diluted                           $  7,658,000       8,029,617          $0.95
===================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

                                                                      WEIGHTED-
                                                                       AVERAGE        EARNINGS
                                                       NET              COMMON           PER
                                                      INCOME            SHARES          SHARE

QUARTER ENDED JUNE 30, 2003
Earnings per share - basic                             $  3,920,000       8,007,797          $0.49
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                     197,145
  Hypothetical share repurchase at $24.09                                  (147,566)
---------------------------------------------------------------------------------------------------
Earnings per share - diluted                           $  3,920,000       8,057,376          $0.49
===================================================================================================

QUARTER ENDED JUNE 30, 2002
Earnings per share - basic                             $  3,820,000       8,008,290          $0.48
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                     138,314
  Hypothetical share repurchase at $19.42                                  (116,843)
---------------------------------------------------------------------------------------------------
Earnings per share - diluted                           $  3,820,000       8,029,761          $0.48
===================================================================================================


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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

(NET INCOME IN THOUSANDS)

                                                        3 MONTHS ENDED                 FISCAL YEAR-TO-DATE
                                                           JUNE 30,                  6 MONTHS ENDED JUNE 30,
                                                     2003            2002             2003            2002
Net income, as reported                            $ 3,920        $ 3,820          $ 7,992         $ 7,658
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects            (47)           (78)            (106)           (167)
-----------------------------------------------------------------------------------------------------------

Pro forma net income                               $ 3,873        $ 3,742          $ 7,886         $ 7,491
===========================================================================================================

Earnings per share-basic:
  As reported                                        $0.49          $0.48            $1.00           $0.96
  Pro forma                                          $0.48          $0.47            $0.98           $0.94

Earnings per share-diluted:
  As reported                                        $0.49          $0.48            $0.99           $0.95
  Pro forma                                          $0.48          $0.47            $0.98           $0.93



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

Comprehensive income is calculated as follows:

                                                                 3 MONTHS ENDED          6 MONTHS ENDED
                                                                JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
(IN THOUSANDS)                                                     2003        2002        2003        2002

Net income                                                         $ 3,920    $  3,820    $  7,992   $  7,658
Other comprehensive income:
  Unrealized holding gains on available-for-sale
    securities:
    Gains arising during the period                                  3,322      10,333       6,491      8,074
    Reclassification adjustment for realized gains                    (908)       (781)     (2,629)    (2,007)
--------------------------------------------------------------------------------------------------------------
Other comprehensive income before income tax                         2,414       9,552       3,862      6,067
Income tax related to other comprehensive income                      (822)     (3,249)     (1,313)    (2,063)
--------------------------------------------------------------------------------------------------------------
Other comprehensive income                                           1,592       6,303       2,549      4,004
--------------------------------------------------------------------------------------------------------------

Comprehensive income                                               $ 5,512    $ 10,123    $ 10,541   $ 11,662
==============================================================================================================



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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and expectations, and are generally not historical facts, are identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management's control and could cause results to differ materially from those currently anticipated. Factors which could have a material adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

- changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates
-    changes in general economic conditions
-    legislative or regulatory changes
- downturn in demand for loan, deposit and other financial services in the Corporation's market area
- increased competition from other banks and non-bank providers of financial services
-    technological changes and increased technology-related costs
- changes in accounting principles, or the application of generally accepted accounting principles.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

REFERENCES TO 2003 AND 2002

Unless otherwise noted, all references to "2003" in the following discussion of operating results are intended to mean the six months ended June 30, 2003, and similarly, references to "2002" are intended to mean the six months ended June 30, 2002.

EARNINGS OVERVIEW

Net income for 2003 was $7,992,000, or $1.00 per share - basic and $.99 per share - diluted. This represents an increase of 4.2% in net income per share - basic and diluted over 2002. Return on average assets was 1.56% in 2003, down from 1.68% in 2002. Return on average equity decreased to 13.25% in 2003 from 14.93% in 2002.

The most significant income statement changes between 2003 and 2002 were as follows:

     - Net realized gains on securities were $2,629,000 in 2003, compared to $2,007,000 in 2002. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks. Total gains from sales of bank stocks amounted to $1,572,000 in 2003 and $1,699,000 in 2002. Other security gains from debt securities amounted to $1,057,000 in 2003 and $308,000 in 2002, and consisted mainly of sales and calls of Municipal and U.S. Agency bonds.

     - The interest margin increased ($437,000, or 2.9%), to $15,541,000 in 2003 from $15,104,000 in 2002. Average interest rates on deposits and borrowed funds have been substantially lower in 2003 than in 2002. Also, the Corporation has experienced significant growth in loans, which has more than offset the effects of lower yields in 2003. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

     - Other (noninterest) expenses increased $534,000, or 5.2%, in 2003 compared to 2002. The increase reflects increases in payroll costs and employee benefits. As described in more detail in the "Noninterest Expense" section of Management's Discussion and Analysis, these cost increases reflect a higher number of

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

          employees, as well as increases in costs related to employee health insurance and the defined benefit pension plan.

     - The income tax provision decreased to $1,858,000 in 2003 from $2,107,000 in 2002. While pre-tax income has increased, the Corporation's effective tax rate fell to 18.9% in 2003 from 21.6% in 2002. This lower effective tax rate resulted mainly from management's decision to increase the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets.

SECOND QUARTER 2003

Net income for the second quarter 2003 was $3,920,000, an increase of $100,000 (2.6%) over the second quarter 2002. Net income per share was $0.49 (Basic and Diluted) for the second quarter 2003, as compared to $0.48 (Basic and Diluted) for the second quarter 2002.

Net Income for the second quarter 2003 was down $152,000 (3.7%) from the first quarter 2003. Net realized security gains amounted to $908,000 in the second quarter 2003, down from $1,721,000 in the first quarter 2003.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                  JUNE 30,     MAR. 31,      DEC. 31,     SEPT. 30,     JUNE 30,      MAR. 31,
                                                    2003         2003          2002          2002         2002          2002
Interest income                                   $ 13,943      $ 13,930      $ 14,445     $ 14,675      $ 14,523      $ 13,642
Interest expense                                     6,089         6,243         6,579        6,675         6,745         6,316
--------------------------------------------------------------------------------------------------------------------------------
Interest margin                                      7,854         7,687         7,866        8,000         7,778         7,326
Provision for loan losses                              250           350           300          280           180           180
--------------------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses      7,604         7,337         7,566        7,720         7,598         7,146
Other income                                         1,628         1,540         1,614        1,642         1,681         1,687
Securities gains                                       908         1,721           392          489           781         1,226
Other expenses                                       5,356         5,532         5,185        5,310         5,248         5,106
--------------------------------------------------------------------------------------------------------------------------------
Income before income tax provision                   4,784         5,066         4,387        4,541         4,812         4,953
Income tax provision                                   864           994           796          831           992         1,115
--------------------------------------------------------------------------------------------------------------------------------
Net income                                        $  3,920      $  4,072      $  3,591     $  3,710       $ 3,820      $  3,838
================================================================================================================================
Net income per share - basic                      $   0.49      $   0.51      $   0.45     $   0.46       $  0.48      $   0.48
================================================================================================================================
Net income per share - diluted                    $   0.49      $   0.51      $   0.45     $   0.46       $  0.48      $   0.48
================================================================================================================================



The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.

PROSPECTS FOR THE REMAINDER OF 2003

Management believes earnings prospects for the remainder of 2003 continue to be good. Net loans are up 17.3% as of June 30, 2003 compared to June 30, 2002. The Corporation's major concentration continues to be real estate secured loans, with significant growth over the last 12 months in both residential and commercial loans outstanding.

Deposits and customer repurchase agreements have also grown substantially (up 7.1% as of June 30, 2003 compared to June 30, 2002), and there continues to be significant customer demand in recent months. Although the Corporation's rates paid on deposits and customer repurchase agreements have fallen over the last several months, rates have remained relatively high compared with rates paid by many bank and non-bank competitors. Customer repurchase agreements are classified as short-term borrowings in the consolidated balance sheet, but are considered by management to be a source of funds similar to deposits of commercial entities.

A key element of the Corporation's earnings over the last half of 2003 is the interest margin. As you can see in Table I, the interest margin has grown slightly in the last quarter, to $7,854,000 in the 2nd quarter 2003 from $7,687,000 in the 1st

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

quarter 2003. The interest margin shrunk slightly during the two prior quarters. With interest rates at or near forty-year lows, interest-earning assets have been repricing faster than interest-bearing liabilities. In the current interest rate environment, it is a challenge to maintain or grow the interest margin while limiting interest rate risk to a prudent level. The Corporation's interest rate risk is discussed in more detail in Item 3 of Form 10-Q.

The other major variable that could affect 2003 earnings is securities gains and losses. The Corporation's management makes decisions regarding sales of securities based on a variety of factors, with an overall goal of maximizing portfolio return over a long-term horizon. Therefore, it is impossible to predict, with any degree of precision, the amounts of securities gains and losses that may be realized over the remainder of 2003.

CRITICAL ACCOUNTING ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, in June 2003, the American Institute of Certified Public Accountants issued an exposure draft of a statement of position that would establish detailed implementation guidance for calculating the allowance for loan losses. The exposure draft of this statement of position calls for implementation of its provisions in 2004. Implementation of this detailed guidance, if it is approved, could result in an adjustment to the Corporation's allowance.

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

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin for 2003 and 2002. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $17,367,000 in 2003, an increase of $860,000, or 5.2%, over 2002. As reflected in Table IV, the increase in net interest margin was caused by the growth in volume. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $2,265,000 in 2003 compared to 2002. Table IV also shows that interest rate changes had the effect of decreasing net interest income $1,405,000 in 2003 compared to 2002. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) shrunk to 3.30% for 2003, from 3.38% for the year ended December 31, 2002 and 3.43% for the 1st six months of 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

INTEREST INCOME AND EARNING ASSETS

Interest income increased slightly to $29,699,000 in 2003 from $29,568,000 in 2002. Income from available-for-sale securities decreased $1,038,000, or 7.3% while interest from loans increased $1,194,000 or 7.8%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in 2003 amounted to $477,706,000, an increase of 4.5% over 2002. In total, available-for-sale securities grew because management was able to identify opportunities to borrow funds and invest the proceeds in securities at a positive spread in 2002. These opportunities were available because of the "steep yield curve" (longer-term interest rates much higher than shorter-term rates) that existed throughout most of 2002 and the first 6 months of 2003. The average rate of return on available-for-sale securities was 5.59% for 2003, considerably lower than the 6.31% level in 2002.

Table III also shows changes in the composition of the available-for-sale securities portfolio. The average balance of U.S. Government agency securities fell to 14% of the average balance of the total portfolio in 2003 from 17% in the first 6 months of 2002. The average balance of mortgage-backed securities has also fallen to 39% of the total portfolio in 2003 from 47% in the first 6 months of 2002. In 2002 and 2003, as a result of declining interest rates, substantial amounts of U.S. Government agency securities were called. This rate environment also led to increased prepayments on mortgage-backed securities. The Corporation reinvested much of the proceeds in obligations of state and political subdivisions (municipal bonds). Municipal bonds were a larger portion of the portfolio in 2003 than in 2002. The average balance of municipal bonds grew to $138,811,000, or 29% of the portfolio, in 2003 from $106,094,000, or 23%
of the portfolio, in the first 6 months of 2002. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

Other securities consist of corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions. Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years), which bear interest at fixed or variable rates. The average balance of other securities increased to $58,022,000 in 2003 from $33,680,000 for the first 6 months of 2002, primarily as a result of purchases of Trust Preferred Securities.

The average balance of gross loans increased 19.4% in 2003 over the first 6 months of 2002, to $466,686,000 from $391,012,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. The average rate of return on loans fell to 7.10% in 2003 from 7.85% in the first 6 months of 2002, due to lower market rates. The Corporation experienced a great deal of refinancing and rate modification activity in 2002 and early 2003, which has negatively impacted loan yields, and probably will continue to impact them for the next few years.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $729,000, or 5.6%, to $12,332,000 in 2003 from $13,061,000 in 2002. Overall, the impact of lower interest rates was more than the impact of higher volumes of interest-bearing liabilities in 2003 compared to 2002. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs and money market accounts. In contrast, interest expense on IRAs increased $376,000 in 2003, to $2,543,000. In late 2002, the Corporation lowered the minimum interest rate on IRAs from 5% to 3%; however, this change will not affect most accounts until the second quarter 2004. Table IV also shows that interest expense from other borrowed funds increased in 2003 by $154,000 over 2002. This increase was attributable to higher average balances, related to borrowings in 2002, used to purchase available-for-sale securities, as discussed earlier.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $647,580,000 in the first six months of 2003 from $593,387,000 in the first six months of 2002. This represents an increase of 9.1%. Of the increase in average deposits, the largest growth categories were money market accounts (growth in average balance of $24,356,000, or 14.7%) and IRA's ($16,090,000, or 18.3%). Table III also reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 3.02% for 2003, from 3.46% for the year ended December 31, 2002 and 3.56% for 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,          INCREASE/
(IN THOUSANDS)                                                        2003         2002     (DECREASE)

INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                                           $     -     $    75       $    (75)
     Securities of other U.S. Government agencies
       and corporations                                                   1,651       2,567           (916)
     Mortgage-backed securities                                           4,194       5,885         (1,691)
     Obligations of states and political subdivisions                     5,219       4,036          1,183
     Equity securities                                                      501         491             10
     Other securities                                                     1,680       1,229            451
-----------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                            13,245      14,283         (1,038)
-----------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                                 9          17             (8)
     Securities of other U.S. Government agencies
       and corporations                                                       8          11             (3)
     Mortgage-backed securities                                               2           4             (2)
-----------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                  19          32            (13)
-----------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                               7          13             (6)
Federal funds sold                                                            8          14             (6)
Loans:
     Real estate loans                                                   13,278      12,270          1,008
     Consumer                                                             1,445       1,449             (4)
     Agricultural                                                            98          96              2
     Commercial/industrial                                                1,028         947             81
     Other                                                                   33          31              2
     Political subdivisions                                                 535         427            108
     Leases                                                                   3           6             (3)
-----------------------------------------------------------------------------------------------------------
          Total loans                                                    16,420      15,226          1,194
-----------------------------------------------------------------------------------------------------------
Total Interest Income                                                    29,699      29,568            131
-----------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest checking                                                           146         222            (76)
Money market                                                              1,527       1,986           (459)
Savings                                                                     264         256              8
Certificates of deposit                                                   3,244       3,979           (735)
Individual Retirement Accounts                                            2,543       2,167            376
Other time deposits                                                           7          15            (8)
Federal funds purchased                                                      31          20             11
Other borrowed funds                                                      4,570       4,416            154
-----------------------------------------------------------------------------------------------------------
Total Interest Expense                                                   12,332      13,061           (729)
-----------------------------------------------------------------------------------------------------------

Net Interest Income                                                     $17,367     $16,507       $    860
===========================================================================================================




Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(DOLLARS IN THOUSANDS)


                                                               6 MONTHS                  YEAR                6 MONTHS
                                                                 ENDED      RATE OF     ENDED      RATE OF     ENDED     RATE OF
                                                               6/30/2003    RETURN/   12/31/2002   RETURN/   6/30/2002   RETURN/
                                                                AVERAGE     COST OF    AVERAGE     COST OF    AVERAGE    COST OF
                                                                BALANCE     FUNDS %    BALANCE     FUNDS %    BALANCE    FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                              $       -         0.00% $   1,241      6.04%  $   2,502      6.04%
     Securities of other U.S. Government agencies and          67,609        4.92%    75,646      6.25%     79,268      6.53%
     Mortgage-backed securities                               187,774        4.50%   209,539      5.30%    214,415      5.53%
     Obligations of states and political subdivisions         138,811        7.58%   113,540      7.61%    106,094      7.67%
     Equity securities                                         25,490        3.96%    21,858      5.25%     20,827      4.75%
     Other securities                                          58,022        5.84%    43,826      6.79%     33,680      7.36%
------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                 477,706        5.59%   465,650      6.16%    456,786      6.31%
------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                     321        5.65%       511      5.28%        639      5.36%
     Securities of other U.S. Government agencies and             240        6.72%       331      6.04%        365      6.08%
     Mortgage-backed securities                                    77        5.24%       131      6.87%        155      5.20%
------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                       638        6.01%       973      5.76%      1,159      5.57%
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                 1,626        0.87%     1,444      1.18%      1,702      1.54%
Federal funds sold                                              1,296        1.24%     2,698      1.56%      1,767      1.60%
Loans:
     Real estate loans                                        383,049        6.99%   338,133      7.53%    320,649      7.72%
     Consumer                                                  32,166        9.06%    29,720     10.01%     28,842     10.13%
     Agricultural                                               2,796        7.07%     2,556      7.79%      2,441      7.93%
     Commercial/industrial                                     31,994        6.48%    28,182      6.86%     27,176      7.03%
     Other                                                        990        6.72%     1,028      6.71%        938      6.66%
     Political subdivisions                                    15,605        6.91%    10,929      7.85%     10,831      7.95%
     Leases                                                        86        7.03%       122      9.02%        135      8.96%
------------------------------------------------------------------------------------------------------------------------------
          Total loans                                         466,686        7.10%   410,670      7.67%    391,012      7.85%
------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                                947,952        6.32%   881,435      6.84%    852,426      6.99%
Cash                                                           12,886                 13,318                13,294
Unrealized gain/loss on securities                             21,606                 12,462                 8,573
Allowance for loan losses                                      (5,839)                (5,453)               (5,361)
Bank premises and equipment                                    10,471                 10,246                10,211
Other assets                                                   35,449                 30,993                32,428
-------------------------------------------------------------------------------------------------------------------
Total Assets                                               $1,022,525              $ 943,001             $ 911,571
===================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                          $   36,814        0.80% $  37,984      1.12%  $  37,834      1.18%
Money market                                                  189,570        1.62%   171,767      2.31%    165,214      2.42%
Savings                                                        53,439        1.00%    49,779      1.01%     49,869      1.04%
Certificates of deposit                                       195,256        3.35%   195,099      3.97%    189,267      4.24%
Individual Retirement Accounts                                103,798        4.94%    90,856      4.98%     87,708      4.98%
Other time deposits                                             1,661        0.85%     1,814      1.98%      1,771      1.71%
Federal funds purchased                                         4,212        1.48%     2,347      1.87%      2,052      1.97%
Other borrowed funds                                          238,799        3.86%   211,092      4.29%    205,789      4.33%
------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                  823,549        3.02%   760,738      3.46%    739,504      3.56%
Demand deposits                                                67,042                 66,093                61,724
Other liabilities                                              11,293                  8,575                 7,731
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                             901,884                835,406               808,959
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other comprehensive           106,382                 99,361                96,955
Other comprehensive income/loss                                14,259                  8,234                 5,657
------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                    120,641                107,595               102,612
------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $1,022,525              $ 943,001             $ 911,571
==============================================================================================================================
Interest Rate Spread                                                         3.30%                3.38%                 3.43%
Net Interest Income/Earning Assets                                           3.69%                3.85%                 3.91%


(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES
(IN THOUSANDS)


                                                                6 MONTHS ENDED 6/30/03 VS. 6/30/02
                                                             CHANGE IN        CHANGE IN        TOTAL
                                                              VOLUME           RATE           CHANGE

EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                                $    (38)       $    (37)       $   (75)
     Securities of other U.S. Government agencies
       and corporations                                          (343)           (573)          (916)
     Mortgage-backed securities                                  (677)         (1,014)        (1,691)
     Obligations of states and political subdivisions           1,231             (48)         1,183
     Equity securities                                            100             (90)            10
     Other securities                                             746            (295)           451
-----------------------------------------------------------------------------------------------------
          Total available-for-sale securities                   1,019          (2,057)        (1,038)
-----------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                      (9)              1             (8)
     Securities of other U.S. Government agencies
       and corporations                                            (4)              1             (3)
     Mortgage-backed securities                                    (2)              -             (2)
-----------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                       (15)              2            (13)
-----------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                    (1)             (5)            (6)
Federal funds sold                                                 (3)             (3)            (6)
Loans:
     Real estate loans                                          2,236          (1,228)         1,008
     Consumer                                                     158            (162)            (4)
     Agricultural                                                  13             (11)             2
     Commercial/industrial                                        159             (78)            81
     Other                                                          2               -              2
     Political subdivisions                                       170             (62)           108
     Leases                                                        (2)             (1)            (3)
-----------------------------------------------------------------------------------------------------
          Total loans                                           2,736          (1,542)         1,194
-----------------------------------------------------------------------------------------------------
Total Interest Income                                           3,736          (3,605)           131
-----------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                                  (6)            (70)           (76)
Money market                                                      263            (722)          (459)
Savings                                                            18             (10)             8
Certificates of deposit                                           123            (858)          (735)
Individual Retirement Accounts                                    394             (18)           376
Other time deposits                                                (1)             (7)            (8)
Federal funds purchased                                            17              (6)            11
Other borrowed funds                                              663            (509)           154
-----------------------------------------------------------------------------------------------------
Total Interest Expense                                          1,471          (2,200)          (729)
-----------------------------------------------------------------------------------------------------

Net Interest Income                                          $  2,265        $ (1,405)       $   860
=====================================================================================================


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(IN THOUSANDS)                                                     6 MONTHS ENDED
                                                              JUNE 30,         JUNE, 30
                                                                2003            2002

 Service charges on deposit accounts                         $  855          $  807
 Service charges and fees                                       119             133
 Trust and financial management revenue                         845             945
 Insurance commissions, fees and premiums                       157             340
 Increase in cash surrender value of life insurance             377             435
 Fees related to credit card operation                          357             282
 Other operating income                                         458             426
------------------------------------------------------------------------------------
 Total other operating income, before realized
  gains on securities, net                                    3,168           3,368
 Realized gains on securities, net                            2,629           2,007
------------------------------------------------------------------------------------
 Total Other Income                                          $5,797          $5,375
====================================================================================



Total noninterest income increased $422,000, or 7.9%, in 2003 compared to 2002. The most significant change - the increase in net realized security gains - is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:


o Insurance commissions and fees dropped $183,000, or 53.8%, for 2003 compared to 2002. The decrease in insurance-related revenues had 2 components: (1) a decrease in revenues of $129,000 from Bucktail Life Insurance Company ("Bucktail"), a subsidiary of the Corporation that reinsures credit and mortgage life and accident and health insurance, and
     (2) a decrease in revenues of $54,000 from the insurance division of C & N Financial Services Corporation ("C&NFSC"). The decrease in Bucktail revenues is mainly attributed to timing items which are not expected to be indicative of a long-term decline. The chief reason for the decline in Bucktail revenues is the implementation of credit insurance changes to comply with the Home Owners Equity Protection Act (HOEPA) that became effective October 1, 2002. Under HOEPA, it is necessary to provide insurance protection on an outstanding daily balance method, rather than on a single premium basis. C&NFSC, a subsidiary of Citizens & Northern Bank, began its insurance agency operations in 2000, with limited activity to date. C&NFSC insurance revenues amounted to $58,000 in 2003 and $112,000 in 2002. Management continues to explore opportunities to expand insurance related revenues.

o Trust and financial management revenue decreased $100,000, or 10.6%, for 2003 versus 2002. Trust and financial management revenue is affected significantly by the market value of assets under management. Throughout most of 2003, depressed equity market values reduced the market value of assets under management. However, in the second quarter 2003, equity market prices rallied and as of June 30, 2003, the value of trust assets under management increased to $304,223,000, or 3.6% higher than June 30, 2002.


TABLE VI- COMPARISON OF NONINTEREST EXPENSE
 (IN THOUSANDS)                                         6 MONTHS ENDED
                                                   JUNE 30,        JUNE 30,
                                                     2003           2002

 Salaries and wages                               $   4,773       $   4,589
 Pensions and other employee benefits                 1,660           1,259
 Occupancy expense, net                                 657             586
 Furniture and equipment expense                        684             841
 Pennsylvania shares tax                                392             366
 Other operating expense                              2,722           2,713
----------------------------------------------------------------------------
 Total Other Expense                              $  10,888       $  10,354
============================================================================

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Salaries and wages increased $184,000, or 4.0%, for 2003 compared to 2002. The increase is mainly the result of annual merit raises, generally ranging from 2%-5%, and an increase in number of employees. Included in salaries and wages expense is an estimate of incentive bonuses. The incentive bonus plan provides for compensation to be paid to certain key officers, with the payment amounts based on a combination of personal and corporate performance. The estimate of such expense for 2003 decreased $112,000 from the accrual recorded for 2002. Excluding incentive bonus expense, salaries and wages increased 7.6% in 2003 over 2002.

Pensions and other employee benefits increased $401,000, or 31.9%, in 2003 over 2002. A portion of this increase is directly related to the increase in salaries and wages. Also, pension expense from the Corporation's defined benefit pension plan increased $153,000 in 2003 over 2002. Although the defined benefit pension plan remains adequately funded, a decline in the market value of plan assets, along with an increased number of covered employees, contributed to the increase in expense in 2003. Group health insurance expense increased $80,000 in 2003, mainly due to increases in rates.

Furniture and equipment expense decreased $157,000, or 18.7%, in 2003 compared to 2002. The largest decrease within this category was in depreciation expense, which decreased $162,000 or 31.6%. There were several substantial capital expenditures, which became fully depreciated in 2002, reducing the expense for the first six months of 2003.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. Table VII provides a summary of investment securities held at June 30, 2003 and December 31, 2002. As reflected in Table VII, the carrying value (fair value) of available-for-sale securities fell to $508,312,000 at June 30, 2003 from $512,175,000 at December 31, 2002.
Much of the reduction was caused by rapid principal payments on mortgage-backed securities, due to declining interest rates. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

CASH FLOWS

The consolidated statement of cash flows depicts the Corporation's sources and uses of cash. In 2003, net cash provided by operating activities totaled $2,839,000, down from $6,377,000 in 2002. As of June 30, 2003, the Corporation
had an unusually large receivable for principal and interest on available-for-sale securities of approximately $4.1 million. The impact of this receivable is reflected in the consolidated statement of cash flows in the "Increase in accrued interest receivable and other assets," which was $5,172,000 in 2003 and $1,082,000 in 2002. This receivable was collected in early July 2003. Excluding the effect of this receivable, net cash flow from operating activities was comparable in 2003 and 2002.

Other major sources or uses of cash are changes in available-for-sale securities, loans, deposits and borrowings. In 2003, a significant source of cash was from available-for-sale securities, for which sales, calls and maturities exceeded purchases by $19,714,000. Also in 2003, deposits increased $16,772,000 and short-term and long-term borrowings increased (net) $4,110,000. These sources of cash helped fund loan growth, as the net increase in loans, as presented in the consolidated statement of cash flows, was $32,005,000. In 2002, the net increases in deposits of $35,572,000 and short-term and long-term borrowings of $32,820,000 helped fund growth in available-for-sale securities (excess of purchases over proceeds from sales, calls or maturities) of $37,884,000 and loans of $33,192,000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE VII - INVESTMENT SECURITIES
(In Thousands)


                                                          JUNE 30, 2003          DECEMBER 31, 2002
                                                       AMORTIZED      FAIR     AMORTIZED        FAIR
                                                         COST         VALUE       COST         VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies            $77,242      $78,273     $71,657      $72,348
Obligations of states and political subdivisions         147,004      152,333     127,690      130,879
Other securities                                          52,602       54,627      62,296       63,592
Mortgage-backed securities                               178,231      181,843     207,244      212,276
-------------------------------------------------------------------------------------------------------
Total debt securities                                    455,079      467,076     468,887      479,095
Marketable equity securities                              30,968       41,236      24,886       33,080
-------------------------------------------------------------------------------------------------------
Total                                                   $486,047     $508,312    $493,773     $512,175
=======================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                        $    320     $    364    $    321     $    359
Obligations of other U.S. Government agencies                197          223         297          322
Mortgage-backed securities                                    68           72          89           93
-------------------------------------------------------------------------------------------------------
Total                                                   $    585     $    659    $    707     $    774
=======================================================================================================



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

The allowance for loan losses was $5,860,000 at June 30, 2003, an increase of $71,000 from the balance at December 31, 2002. As you can see in Table VIII, net charge-offs totaled $529,000 in the first six months of 2003, which is relatively high compared to the amounts of net charge-offs in each of the prior 5 years. Net charge-offs for 2003 included $83,000 in the second quarter 2003 and $446,000 in the first quarter 2003. Most of the charge-off amounts for the first quarter 2003 were from loans that had been identified as impaired in 2002, and for which an appropriate allowance had been provided in 2002.

Table IX presents a summary of the allocated allowance by loan type, as well as the unallocated portion of the allowance. The allowance for impaired loans decreased to $1,362,000 at June 30, 2003 from $1,877,000 at December 31, 2002.
The decrease in allowance for impaired loans reflects the charge-offs, as described above, as well as pay-offs received in April 2003 on loans that had been a concern, and improved prospects related to another commercial loan relationship. Table IX also shows an increase in the unallocated portion of the allowance, to $2,219,000 at June 30, 2003 from $1,759,000 at December 31, 2002.
Management believes a higher unallocated allowance is appropriate at June 30, 2003, because of concerns related to the high level of charge-offs in the first quarter 2003 (although management has not identified a significant amount of new impaired loans during the first 6 months of 2003). Most of the increase in the unallocated

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

component of the allowance occurred in the first quarter 2003, as the unallocated component of the allowance as of March 31, 2003 was $2,212,000 (not shown in Table IX).

The provision for loan losses increased to $600,000 in the six months ended June 30, 2003 from $360,000 in 2002. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above. In 2003, the higher provision for loan losses resulted, in part, from the increase in the unallocated portion of the allowance.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VIII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


(IN THOUSANDS)                          SIX MONTHS     SIX MONTHS  YEARS ENDED DECEMBER 31,
                                          ENDED          ENDED
                                         JUNE 30,       JUNE 30,
                                           2003           2002        2002       2001       2000       1999       1998
Balance, beginning of year                $  5,789      $  5,265    $ 5,265    $ 5,291    $ 5,131    $ 4,820    $ 4,913
------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                             61            87        123        144        272         81        257
  Installment loans                            211            85        116        138         77        138        144
  Credit cards and related plans               100           114        190        200        214        192        264
  Commercial and other loans                   254            12        123        231         53        219        301
------------------------------------------------------------------------------------------------------------------------
Total charge-offs                              626           298        552        713        616        630        966
------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                             38             3         30          6         26         81         12
  Installment loans                             33            14         30         27         23         60         43
  Credit cards and related plans                 9             8         18         20         28         30         40
  Commercial and other loans                    17             2         58         34         23         10         15
------------------------------------------------------------------------------------------------------------------------
Total recoveries                                97            27        136         87        100        181        110
------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                529           271        416        626        516        449        856
Provision for loan losses                      600           360        940        600        676        760        763
------------------------------------------------------------------------------------------------------------------------
Balance, end of year                      $  5,860      $  5,354    $ 5,789    $ 5,265    $ 5,291    $ 5,131    $ 4,820
========================================================================================================================



TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(IN THOUSANDS)

                                        AS OF        AS OF DECEMBER 31,
                                       JUNE 30,
                                         2003          2002        2001       2000       1999       1998
Commercial                                 $ 1,434       $ 1,315    $ 1,837    $ 1,612    $ 2,081    $   650
Consumer mortgage                              488           460        674        952        834         97
Impaired loans                               1,362         1,877         73        273        609        290
Consumer                                       357           378        494        471        437        702
All other commitments                            -             -          -          -        150        202
Unallocated                                  2,219         1,759      2,187      1,983      1,020      2,879
-------------------------------------------------------------------------------------------------------------
Total Allowance                            $ 5,860       $ 5,789    $ 5,265    $ 5,291    $ 5,131    $ 4,820
=============================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                          AS OF
                                         JUNE 30,    AS OF DECEMBER 31,
                                           2003           2002         2001        2000         1999        1998
Real estate - construction                $    299    $    103     $  1,814    $    452     $    649    $  1,004
Real estate - mortgage                     397,269     370,453      306,264     263,325      247,604     230,815
Consumer                                    30,787      31,532       29,284      28,141       29,140      30,924
Agricultural                                 2,832       3,024        2,344       1,983        1,899       1,930
Commercial                                  32,466      30,874       24,696      20,776       18,050      17,630
Other                                        1,376       2,001        1,195         948        1,025       1,062
Political subdivisions                      17,398      13,062       13,479      12,462       12,332       7,449
Lease receivables                               73          96          152         218          222         218
-----------------------------------------------------------------------------------------------------------------
Total                                      482,500     451,145      379,228     328,305      310,921     291,032
Less: unearned discount                          -           -            -           -          (29)        (29)
-----------------------------------------------------------------------------------------------------------------
                                           482,500     451,145      379,228     328,305      310,892     291,003
Less: allowance for loan
  losses                                    (5,860)     (5,789)      (5,265)     (5,291)      (5,131)     (4,820)
-----------------------------------------------------------------------------------------------------------------
Loans, net                                $476,640    $445,356     $373,963    $323,014     $305,761    $286,183
=================================================================================================================



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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded as of June 30, 2003 and December 31, 2002, and for 2003 and 2002, related to IPCDs are as follows (in thousands):

                                                               JUNE 30,             DEC. 31,
                                                                 2003                 2002
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                        $ 3,348              $ 3,028

Carrying value of IPCDs                                          2,904                2,572

Carrying value of embedded derivative liabilities                  149                  156

Carrying value of Swap contract liabilities                        296                  309




                                                            6 MONTHS ENDED       6 MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                                 2003                 2002

Interest expense                                               $    58              $    37

Other expense                                                        -                    5



LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At June 30, 2003, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $195,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

On a longer-term basis, one of the tools used to measure liquidity is the loan to deposit ratio. As of June 30, 2003, this ratio was 73%, which (by banking industry standards) is a relatively low ratio (which indicates a relatively high level of liquidity). This low loan to deposit ratio permits the Corporation to utilize "excess" funds to purchase investment securities. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and low loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at June 30, 2003:

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XI - CAPITAL RATIOS                                 6/30/2003
                                                      CITIZENS &   REGULATORY STANDARDS:
                                                       NORTHERN
                                                      CORPORATION       WELL        MINIMUM
                                                       (ACTUAL)     CAPITALIZED    STANDARD
--------------------------------------------------------------------------------------------
Total capital to risk-weighted assets                     20.02%           10%           8%
Tier 1 capital to risk-weighted assets                    18.26%            6%           4%
Tier 1 capital to average total assets                    10.59%            5%           4%



Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures during the next 12 months are not expected to have a detrimental effect on capital ratios or results of operations.

INFLATION

Over the last several years, direct inflationary pressures on the Corporation's payroll-related and other noninterest costs have been modest. In fact, some economists have warned of the risk of deflationary pressures. The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Management monitors the impact of economic trends, including any indicators of inflationary or deflationary pressure, in managing interest rate and other financial risks.

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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the baseline one-year scenario. The policy limit for market value variance is minus 30% from the baseline one-year scenario. As Table XII shows, as of June 30, 2003, the Bank's net interest income calculations show an increase of 1.2% in the +200 basis point scenario and a decrease of 3.4% in the -200 basis point scenario. Both of these levels are well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 26.8%, which is within the policy threshold, but indicative of a long-term sensitivity to rising rates. Management continually evaluates whether to

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment.

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

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES


                                                               PERIOD ENDING JUNE 30, 2004
(IN THOUSANDS)
JUNE 30, 2003 DATA
                                                       CURRENT      PLUS 200                 MINUS 200
                                                      INTEREST       BASIS                     BASIS
                                                        RATES        POINTS                    POINTS
                                                      SCENARIO       AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                       $  52,765     $  57,992                 $  47,381
Interest expense                                         21,899        26,741                    17,574
--------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $  30,866     $  31,251        1.2%     $  29,807       -3.4%
====================================================================================================================

Market Value of Portfolio Equity at June 30, 2003     $ 121,494     $  88,966      -26.8%     $ 150,960       24.3%
====================================================================================================================




                                                               PERIOD ENDING DECEMBER 31, 2003

(IN THOUSANDS)
DECEMBER 31, 2002 DATA

                                                      CURRENT      PLUS 200                 MINUS 200
                                                     INTEREST       BASIS                     BASIS
                                                       RATES        POINTS                    POINTS
                                                     SCENARIO       AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                       $  54,989     $  59,608                 $  49,607

Interest expense                                         24,132        29,320                    19,083
--------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   $  30,857     $  30,288       -1.8%     $  30,524       -1.1%
====================================================================================================================

Market Value of Portfolio Equity at Dec. 31, 2002     $ 108,144     $  71,117      -34.2%     $ 130,764       20.9%
====================================================================================================================



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

Equity securities held as of June 30, 2003 and December 31, 2002 are presented in Table XIII.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XIII - EQUITY SECURITIES

(IN THOUSANDS)                                                        HYPOTHETICAL    HYPOTHETICAL
                                                                          10%              20%
                                                                       DECLINE IN      DECLINE IN
                                                           FAIR          MARKET          MARKET
AT JUNE 30, 2003                               COST        VALUE         VALUE            VALUE
Banks and bank holding companies              $ 28,958     $ 39,431      $  (3,943)      $   (7,886)
Other equity securities                          2,010        1,805           (181)            (361)
-----------------------------------------------------------------------------------------------------
     Total                                    $ 30,968     $ 41,236      $  (4,124)      $   (8,247)
=====================================================================================================



                                                                      HYPOTHETICAL    HYPOTHETICAL
                                                                          10%              20%
                                                                       DECLINE IN      DECLINE IN
                                                           FAIR          MARKET          MARKET
AT DECEMBER 31, 2002                           COST        VALUE         VALUE            VALUE
Banks and bank holding companies              $ 22,936     $ 31,508      $  (3,151)      $   (6,302)
Other equity securities                          1,950        1,572           (157)            (314)
-----------------------------------------------------------------------------------------------------
     Total                                    $ 24,886     $ 33,080      $  (3,308)      $   (6,616)
=====================================================================================================



PART I - FINANCIAL INFORMATION  (CONTINUED)
ITEM 4. CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1. Legal Proceedings

        The Corporation and the Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation's financial condition or results of operations.

Item 2. Not Applicable

Item 3. Not Applicable

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 15, 2003. The Board of Directors fixed the close of business on February 28, 2003 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 5,335,574 shares of Common Stock.

The total number of votes cast was 3,487,250. All were voted by proxy for the following purposes and with the following results.

     1. The election of the following as Class I Directors to serve for a term of three years:

               R. Robert DeCamp

                           Total Votes in Favor        3,388,836
                           Total Votes Against            98,414

               Edward H. Owlett, III

                           Total Votes in Favor        3,422,780
                           Total Votes Against            64,470

               James E. Towner

                           Total Votes in Favor        3,416,546
                           Total Votes Against            70,704


     2. The approval and adoption of the Second Amendment to the Citizens & Northern Corporation 1995 Stock Incentive Plan.

          Total Votes in Favor            2,915,529
          Total Votes Against               470,592
          Total Votes Abstained             101,129


     3. The ratification of the action of the Board of Directors in the appointment of the firm of Parente Randolph, PC as independent auditors of the Corporation.

          Total Votes in Favor            3,237,389
          Total Votes Against               212,173
          Total Votes Abstained              37,688



Item 5. Other Information

      a.   None

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item   6.    Exhibits and Reports on Form 8 - K


     a.   Exhibits:                                                                             PAGE

          Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002 - Chief Executive Officer                                                         28

          Exhibit 31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002 - Chief Financial Officer                                                         29

          Exhibit 32     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002                                       30

     b. A Current Report on Form 8-K under Item 12, dated April 10, 2003, was furnished to report the Corporation's consolidated earnings results for the first quarter 2003.


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Signature Page


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CITIZENS & NORTHERN CORPORATION


August 11, 2003             By: /s/ Craig G. Litchfield
---------------                 -----------------------
Date                            Chairman, President and Chief Executive Officer


August 11, 2003             By: /s/ Mark A. Hughes
---------------                 ------------------
Date                            Treasurer and Chief Financial Officer