Form 10-Q
period 2003-09-30
CITIZENS & NORTHERN CORP
filed 2003-11-13
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003
                                       OR

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes  X   No
    ---     ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                        Outstanding
Common Stock ($1.00 par value)               8,013,110 Shares Outstanding November 12, 2003

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - September 30, 2003 and
December 31, 2002                                                              Page    3

Consolidated Statement of Income - Three Months and Nine
Months Ended September 30, 2003 and 2002                                       Page    4

Consolidated Statement of Cash Flows - Nine Months
Ended September 30, 2003 and 2002                                              Page    5

Notes to Consolidated Financial Statements                                     Pages 6 through 8

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            Pages 9 through 22

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                                    Pages 22 through 24

Item 4.  Controls and Procedures                                               Page 24

Part II.  Other Information                                                    Page 25

Signatures                                                                     Page 26

Exhibit 31.1.  Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Executive Officer                           Page 27

Exhibit 31.2.  Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Financial Officer                           Page 28

Exhibit 32.  Certifications Pursuant to 18 U.S.C. Section 1350
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002                                                                    Page 29

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                            SEPTEMBER 30,        DECEMBER 31,
(In Thousands Except Share Data)                                          2003                2002
                                                                       (UNAUDITED)           (NOTE)

ASSETS
Cash and due from banks:
     Noninterest-bearing                                              $    17,224         $    14,185
     Interest-bearing                                                       1,234                 715
                                                                      -----------         -----------
          Total cash and cash equivalents                                  18,458              14,900

Available-for-sale securities                                             482,064             512,175
Held-to-maturity securities                                                   565                 707
Loans, net                                                                500,005             445,356
Bank-owned life insurance                                                  17,310              16,758
Accrued interest receivable                                                 5,888               5,960
Bank premises and equipment, net                                           12,023              10,333
Foreclosed assets held for sale                                                78                  56
Other assets                                                               13,619              12,523
                                                                      -----------         -----------
TOTAL ASSETS                                                          $ 1,050,010         $ 1,018,768
                                                                      ===========         ===========

LIABILITIES
Deposits:
     Noninterest-bearing                                              $    72,391         $    70,824
     Interest-bearing                                                     580,337             569,480
                                                                      -----------         -----------
          Total deposits                                                  652,728             640,304
Dividends payable                                                           1,682               1,586
Short-term borrowings                                                      45,167              43,635
Long-term borrowings                                                      216,696             208,214
Accrued interest and other liabilities                                     11,631               9,192
                                                                      -----------         -----------
TOTAL LIABILITIES                                                         927,904             902,931
                                                                      -----------         -----------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 8,226,033 in 2003 and 5,431,021 in 2002                 8,226               5,431
Stock dividend distributable                                                   --               1,639
Paid-in capital                                                            20,081              21,153
Retained earnings                                                          84,498              77,584
                                                                      -----------         -----------
     Total                                                                112,805             105,807
Accumulated other comprehensive income                                     11,487              12,146
Unamortized stock compensation                                                (79)                (49)
Treasury stock, at cost:
     214,751 shares at September 30, 2003                                  (2,107)
     145,415 shares at December 31, 2002                                                       (2,067)
                                                                      -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                122,106             115,837
                                                                      -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,050,010         $ 1,018,768
                                                                      ===========         ===========


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)



(In thousands, except per share data)                                 3 MONTHS ENDED                 FISCAL YEAR TO DATE
(Unaudited)                                                   SEPT. 30,        SEPT. 30,           9 MONTHS ENDED SEPT. 30,
                                                                2003              2002              2003              2002
                                                              (CURRENT)       (PRIOR YEAR)        (CURRENT)       (PRIOR YEAR)

 INTEREST INCOME
   Interest and fees on loans                                $    8,164        $    7,864        $   24,049        $   22,663
   Interest on balances with depository institutions                  1                 5                 8                18
   Interest on loans to political subdivisions                      206               143               572               435
   Interest on federal funds sold                                    --                16                 8                30
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                     3,027             4,810            10,571            14,598
      Tax-exempt                                                  1,859             1,523             5,421             4,291
      Dividends                                                     296               314               797               805
                                                             ----------        ----------        ----------        ----------
   Total interest and dividend income                            13,553            14,675            41,426            42,840
                                                             ----------        ----------        ----------        ----------
 INTEREST EXPENSE
   Interest on deposits                                           3,470             4,383            11,201            13,008
   Interest on short-term borrowings                                121               221               362               735
   Interest on long-term borrowings                               2,064             2,071             6,424             5,993
                                                             ----------        ----------        ----------        ----------
   Total interest expense                                         5,655             6,675            17,987            19,736
                                                             ----------        ----------        ----------        ----------
   Interest margin                                                7,898             8,000            23,439            23,104
   Provision for loan losses                                        250               280               850               640
                                                             ----------        ----------        ----------        ----------
   Interest margin after provision for loan losses                7,648             7,720            22,589            22,464
                                                             ----------        ----------        ----------        ----------

 OTHER INCOME
   Service charges on deposit accounts                              452               453             1,307             1,260
   Service charges and fees                                          91                61               210               194
   Trust and financial management income                            413               413             1,258             1,358
   Insurance commissions, fees and premiums                          63               108               220               448
   Increase in cash surrender value of life insurance               175               213               552               648
   Fees related to credit card operation                            207               168               564               450
   Other operating income                                           304               226               762               652
                                                             ----------        ----------        ----------        ----------
   Total other income before realized gains on
      securities, net                                             1,705             1,642             4,873             5,010
    Realized gains on securities, net                               660               489             3,289             2,496
                                                             ----------        ----------        ----------        ----------
   Total other income                                             2,365             2,131             8,162             7,506
                                                             ----------        ----------        ----------        ----------
OTHER EXPENSES
   Salaries and wages                                             2,356             2,467             7,129             7,056
   Pensions and other employee benefits                             777               716             2,437             1,975
   Occupancy expense, net                                           310               229               967               815
   Furniture and equipment expense                                  345               358             1,029             1,199
   Pennsylvania shares tax                                          196               184               588               550
   Other operating expense                                        1,352             1,356             4,074             4,069
                                                             ----------        ----------        ----------        ----------
   Total other expenses                                           5,336             5,310            16,224            15,664
                                                             ----------        ----------        ----------        ----------
   Income before income tax provision                             4,677             4,541            14,527            14,306
   Income tax provision                                             759               831             2,617             2,938
                                                             ----------        ----------        ----------        ----------
NET INCOME                                                   $    3,918        $    3,710        $   11,910        $   11,368
                                                             ==========        ==========        ==========        ==========

PER SHARE DATA:
Net income - basic                                           $     0.49        $     0.46        $     1.49        $     1.42
Net income - diluted                                         $     0.49        $     0.46        $     1.48        $     1.42
                                                             ----------        ----------        ----------        ----------
Dividend per share                                           $     0.21        $     0.20        $     0.63        $   0.5733
                                                             ----------        ----------        ----------        ----------
Number shares used in computation - basic                     8,010,753         8,006,142         8,008,547         8,009,856
Number shares used in computation - diluted                   8,071,173         8,031,880         8,055,627         8,030,398



The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                                               2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                $  11,910         $  11,368
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                     850               640
     Realized gains on securities, net                                          (3,289)           (2,496)
     Gain on sale of foreclosed assets, net                                        (83)              (26)
     Depreciation expense                                                          815             1,054
     Accretion and amortization, net                                             1,124              (508)
     Increase in cash surrender value of life insurance                           (552)             (648)
     Amortization of restricted stock                                               77                62
     Increase in accrued interest receivable and other assets                      (79)             (956)
     Increase in accrued interest payable and other liabilities                  2,903             3,148
                                                                             ---------         ---------
       Net Cash Provided by Operating Activities                                13,676            11,638
                                                                             ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                           140               616
   Proceeds from sales of available-for-sale securities                         46,876            25,650
   Proceeds from calls and maturities of available-for-sale securities         153,160           110,099
   Purchase of available-for-sale securities                                  (168,755)         (183,963)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                       (1,178)             (125)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                        168                --
   Net increase in loans                                                       (55,671)          (52,428)
   Purchase of premises and equipment                                           (2,505)           (1,341)
   Proceeds from sale of foreclosed assets                                         233               477
                                                                             ---------         ---------
        Net Cash Used in Investing Activities                                  (27,532)         (101,015)
                                                                             ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                     12,424            60,205
   Net increase (decrease) in short-term borrowings                              1,532           (19,381)
   Proceeds from long-term borrowings                                           46,000            75,153
   Repayments of long-term borrowings                                          (37,518)          (20,017)
   Purchase of treasury stock                                                     (174)             (238)
   Sale of treasury stock                                                          141                60
   Dividends paid                                                               (4,991)           (4,452)
                                                                             ---------         ---------
        Net Cash Provided by Financing Activities                               17,414            91,330
                                                                             ---------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                            3,558             1,953
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    14,900            16,036
                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  18,458         $  17,989
                                                                             =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans                  $     172         $     436
   Interest paid                                                             $  14,352         $  16,422
   Income taxes paid                                                         $   2,570         $   3,599


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

Results reported for the three-month and nine-month periods ended September 30, 2003 might not be indicative of the results for the year ending December 31, 2003.

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


                                                                        WEIGHTED-
                                                                         AVERAGE          EARNINGS
                                                     NET                 COMMON             PER
                                                    INCOME               SHARES            SHARE

NINE MONTHS ENDED SEPTEMBER 30, 2003
Earnings per share - basic                       $ 11,910,000            8,008,547        $   1.49
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                    197,322
  Hypothetical share repurchase at $23.68                                 (150,242)
                                                 ------------            ---------        --------
Earnings per share - diluted                     $ 11,910,000            8,055,627        $   1.48
                                                 ============            =========        ========

NINE MONTHS ENDED SEPTEMBER 30, 2002
Earnings per share - basic                       $ 11,368,000            8,009,856        $   1.42
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                    137,249
  Hypothetical share repurchase at $19.29                                 (116,707)
                                                 ------------            ---------        --------
Earnings per share - diluted                     $ 11,368,000            8,030,398        $   1.42
                                                 ============            =========        ========

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

                                                                        WEIGHTED-
                                                                         AVERAGE        EARNINGS
                                                     NET                 COMMON           PER
                                                    INCOME               SHARES          SHARE

QUARTER ENDED SEPTEMBER 30, 2003
Earnings per share - basic                       $ 3,918,000           8,010,753        $   0.49
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                  216,930
  Hypothetical share repurchase at $26.01                               (156,510)
                                                 -----------           ---------        --------
Earnings per share - diluted                     $ 3,918,000           8,071,173        $   0.49
                                                 ===========           =========        ========

QUARTER ENDED SEPTEMBER 30, 2002
Earnings per share - basic                       $ 3,710,000           8,006,142        $   0.46
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                  137,249
  Hypothetical share repurchase at $20.19                               (111,511)
                                                 -----------           ---------        --------
Earnings per share - diluted                     $ 3,710,000           8,031,880        $   0.46
                                                 ===========           =========        ========


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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

(IN THOUSANDS)

                                                          3 MONTHS ENDED                   FISCAL YEAR-TO-DATE
                                                             SEPT. 30,                   9 MONTHS ENDED SEPT. 30,
                                                      2003              2002               2003               2002
Net income, as reported                            $   3,918         $   3,710         $   11,910         $   11,368
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects               (9)              (11)              (115)              (178)
                                                   ---------         ---------         ----------         ----------
Pro forma net income                               $   3,909         $   3,699         $   11,795         $   11,190
                                                   =========         =========         ==========         ==========
Earnings per share-basic:
  As reported                                      $    0.49         $    0.46         $     1.49         $     1.42
  Pro forma                                        $    0.49         $    0.46         $     1.47         $     1.40

Earnings per share-diluted:
  As reported                                      $    0.49         $    0.46         $     1.48         $     1.42
  Pro forma                                        $    0.48         $    0.46         $     1.46         $     1.39



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

Comprehensive income is calculated as follows:

                                                                         3 MONTHS ENDED                  9 MONTHS ENDED
                                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
(IN THOUSANDS)                                                      2003             2002             2003             2002

Net income                                                       $  3,918         $  3,710         $ 11,910         $ 11,368
Other comprehensive (loss)/income:
  Unrealized holding (losses)/gains on available-for-sale
  securities:
    (Losses)/Gains arising during the period                       (4,199)           6,387            2,291           14,461
    Reclassification adjustment for realized gains                   (660)            (489)          (3,289)          (2,496)
                                                                 --------         --------         --------         --------
Other comprehensive (loss)/income before income tax                (4,859)           5,898             (998)          11,965
Income tax related to other comprehensive (loss)/income             1,651           (2,005)             339           (4,068)
                                                                 --------         --------         --------         --------
Other comprehensive (loss)/income                                  (3,208)           3,893             (659)           7,897
                                                                 --------         --------         --------         --------
Comprehensive income                                             $    710         $  7,603         $ 11,251         $ 19,265
                                                                 ========         ========         ========         ========



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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and expectations, and are generally not historical facts, are identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management's control and could cause results to differ materially from those currently anticipated. Factors which could have a material adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

-   changes in monetary and fiscal policies of the Federal Reserve Board and the
    U. S. Government, particularly related to changes in interest rates
-   decline in market value of available-for-sale securities
-   changes in general economic conditions
-   legislative or regulatory changes
- downturn in demand for loan, deposit and other financial services in the Corporation's market area
- increased competition from other banks and non-bank providers of financial services
-   technological changes and increased technology-related costs
- changes in accounting principles, or the application of generally accepted accounting principles.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

REFERENCES TO 2003 AND 2002

Unless otherwise noted, all references to "2003" in the following discussion of operating results are intended to mean the nine months ended September 30, 2003, and similarly, references to "2002" are intended to mean the nine months ended September 30, 2002.

EARNINGS OVERVIEW

Net income for 2003 was $11,910,000, or $1.49 per share - basic and $1.48 per share - diluted. This represents an increase of 4.9% in net income per share - basic and an increase of 4.2% in net income per share - diluted over 2002. Return on average assets was 1.54% in 2003, down from 1.63% in 2002. Return on average equity decreased to 13.10% in 2003 from 14.39% in 2002.

The most significant income statement changes between 2003 and 2002 were as follows:

- Net realized gains on securities were $3,289,000 in 2003, compared to $2,496,000 in 2002. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks. Total gains from sales of bank stocks amounted to $1,972,000 in 2003 and $1,789,000 in 2002. Other security gains (net) from debt securities amounted to $1,317,000 in 2003 and $710,000 in 2002, and consisted mainly of sales and calls of municipal and U.S. Agency bonds.

- The interest margin increased by $335,000, or 1.5%, to $23,439,000 in 2003 from $23,104,000 in 2002. Average interest rates on deposits and borrowed funds have been substantially lower in 2003 than in 2002. However, the Corporation has experienced significant growth in loans, which has more than offset the effects of lower yields in 2003. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis under "Net Interest Margin".

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

- Other (noninterest) expenses increased $560,000, or 3.6%, in 2003 compared to 2002. The increase reflects increases in payroll costs and employee benefits. As described in more detail in the "Noninterest Expense" section of Management's Discussion and Analysis, these cost increases reflect a higher number of employees, as well as increases in costs related to employee health insurance and the defined benefit pension plan.

- The income tax provision decreased to $2,617,000 in 2003 from $2,938,000 in 2002. While pre-tax income has increased, the Corporation's effective tax rate fell to 18.0% in 2003 from 20.5% in 2002. This lower effective tax rate resulted mainly from management's decision to increase the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets.

THIRD QUARTER 2003
------------------

Net income for the third quarter 2003 was $3,918,000, an increase of $208,000 (5.6%) over the third quarter 2002. Net income per share was $0.49 (Basic and Diluted) for the third quarter 2003, as compared to $0.46 (Basic and Diluted) for the third quarter 2002.

Net Income for the third quarter 2003 is slightly less than the $3,920,000 reported in the second quarter and $4,072,000 reported in the first quarter 2003. As you can see in Table I, the interest margin increased $44,000 in the third quarter over the second quarter, and $167,000 in the second quarter over the first quarter. However, net realized security gains were $248,000 lower in the third quarter than the second quarter, and $813,000 lower in the second quarter than in the first quarter.

TABLE I - QUARTERLY FINANCIAL DATA

(IN THOUSANDS)

                                               SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,      MAR. 31,
                                                  2003       2003       2003       2002       2002        2002          2002

Interest income                            $13,553     $13,943     $13,930     $14,445     $14,675      $14,523       $13,642
Interest expense                             5,655       6,089       6,243       6,579       6,675        6,745         6,316
                                           -------     -------     -------     -------     -------      -------       -------
Interest margin                              7,898       7,854       7,687       7,866       8,000        7,778         7,326

Provision for loan losses                      250         250         350         300         280          180           180
                                           -------     -------     -------     -------     -------      -------       -------
Interest margin after provision for loan
losses                                       7,648       7,604       7,337       7,566       7,720        7,598         7,146
Other income                                 1,705       1,628       1,540       1,614       1,642        1,681         1,687
Securities gains                               660         908       1,721         392         489          781         1,226
Other expenses                               5,336       5,356       5,532       5,185       5,310        5,248         5,106
                                           -------     -------     -------     -------     -------      -------       -------
Income before income tax provision           4,677       4,784       5,066       4,387       4,541        4,812         4,953
Income tax provision                           759         864         994         796         831          992         1,115
                                           -------     -------     -------     -------     -------      -------       -------
Net income                                 $ 3,918     $ 3,920     $ 4,072     $ 3,591     $ 3,710      $ 3,820       $ 3,838
                                           =======     =======     =======     =======     =======      =======       =======
Net income per share - basic               $  0.49     $  0.49     $  0.51     $  0.45     $  0.46      $  0.48       $  0.48
                                           =======     =======     =======     =======     =======      =======       =======
Net income per share - diluted             $  0.49     $  0.49     $  0.51     $  0.45     $  0.46      $  0.48       $  0.48
                                           =======     =======     =======     =======     =======      =======       =======


The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.

PROSPECTS FOR THE REMAINDER OF 2003
-----------------------------------

Management believes earnings prospects for the fourth quarter 2003 are good. Net loans are up 17.6% as of September 30, 2003 compared to September 30, 2002. The Corporation's major concentration continues to be real estate secured loans, with significant growth over the last 12 months in both residential and commercial loans outstanding.

With interest rates at or near forty-year lows throughout most of 2003, interest-earning assets have been repricing faster than interest-bearing liabilities. In that interest rate environment, it is a challenge to maintain or grow the interest margin while limiting interest rate risk to a prudent level. While short-term interest rates remain at or near historically low levels,

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

longer-term rates (such as the 10-year U.S. Treasury bond yield) have risen during the third quarter 2003 from their position in June 2003. Higher long-term rates, along with several positive economic reports in recent weeks, could be an indicator that short-term interest rates will rise over the next year or so. Although rising short-term rates would probably not have a significant effect on fourth quarter 2003 earnings, the Corporation's results for 2004 may be affected by the expected slowdowns in prepayments on loans and mortgage-backed securities and by higher interest costs on deposits and borrowed funds. The Corporation's interest rate risk is discussed in more detail in Item 3 of Form 10-Q.

The other major variable that could affect fourth quarter 2003 earnings is securities gains and losses. The Corporation's management makes decisions regarding sales of securities based on a variety of factors, with an overall goal of maximizing portfolio return over a long-term horizon. It is possible that management may sell some investment securities in the fourth quarter 2003 in an effort to address the possible further effects of rising interest rates. It is difficult to predict, with any degree of precision, the amounts of securities gains and losses that may be realized during the fourth quarter 2003.

CRITICAL ACCOUNTING ESTIMATES

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation's methodology for determining the allowance for loan losses is described in a separate section later in Management's Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future reporting periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. Further, in June 2003, the American Institute of Certified Public Accountants issued an exposure draft of a statement of position that would establish detailed implementation guidance for calculating the allowance for loan losses. The exposure draft of this statement of position calls for implementation of its provisions in 2004. Implementation of this detailed guidance, if it is approved, could result in an adjustment to the Corporation's allowance.

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

The net interest margin, on a tax-equivalent basis, was $26,238,000 in 2003, an increase of $958,000, or 3.8%, over 2002. As reflected in Table IV, the increase in net interest margin was caused by the growth in volume. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $3,306,000 in 2003 compared to 2002. Table IV also shows that interest rate changes had the effect of decreasing net interest income $2,348,000 in 2003 compared to 2002. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

liabilities) shrunk to 3.29% for the first 9 months of 2003, from 3.38% for the year ended December 31, 2002 and 3.43% for the first 9 months of 2002.

INTEREST INCOME AND EARNING ASSETS

As indicated in Table II, interest income decreased slightly to $44,225,000 in 2003 from $45,016,000 in 2002. Income from available-for-sale securities decreased $2,331,000, or 10.8% while interest from loans increased $1,590,000 or 6.8%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in 2003 amounted to $476,096,000, an increase of 3.0% over 2002. In total, available-for-sale securities grew because management was able to identify opportunities to borrow funds and invest the proceeds in securities at a positive spread in 2002. These opportunities were available because of the "steep yield curve" (longer-term interest rates much higher than shorter-term rates) that existed throughout most of 2002 and the first 9 months of 2003. The average rate of return on available-for-sale securities was 5.42% for 2003, considerably lower than the 6.26% level in 2002.

Table III also shows changes in the composition of the available-for-sale securities portfolio. The average balance of U.S. Government agency securities fell to 14% of the average balance of the total portfolio in 2003 from 17% in the first 9 months of 2002. The average balance of mortgage-backed securities has also fallen to 38% of the total portfolio in 2003 from 46% in the first 9 months of 2002. In 2002 and 2003, as a result of declining interest rates, substantial amounts of U.S. Government agency securities were called. This rate environment also led to increased prepayments on mortgage-backed securities. The Corporation reinvested much of the proceeds in obligations of state and political subdivisions (municipal bonds). Municipal bonds were a larger portion of the portfolio in 2003 than in 2002. The average balance of municipal bonds grew to $142,813,000, or 30% of the portfolio, in 2003 from $109,556,000, or 24%
of the portfolio, in the first 9 months of 2002. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

Other securities consist of corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions. Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years), which bear interest at fixed or variable rates. The average balance of other securities increased to $55,284,000 in 2003 from $33,481,000 for the first 9 months of 2002, primarily as a result of purchases of Trust Preferred Securities.

The average balance of gross loans increased 18.6% in 2003 over the first 9 months of 2002, to $475,830,000 from $401,302,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. The average rate of return on loans fell to 6.99% in 2003 from 7.76% in the first 9 months of 2002, due to lower market rates. The Corporation experienced a great deal of refinancing and rate modification activity in 2002 and early 2003, which has negatively impacted loan yields, and probably will result in loan yields that are low by historical standards for the next few years.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,749,000, or 8.9%, to $17,987,000 in 2003 from
$19,736,000 in 2002. Overall, the impact of lower interest rates was more than the impact of higher volumes of interest-bearing liabilities in 2003 compared to 2002. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs and money market accounts. In contrast, interest expense on IRAs increased $527,000 in 2003, to $3,858,000. In late 2002, the Corporation lowered the minimum interest rate on IRAs from 5% to 3%; however, this change will not affect most accounts until the second quarter 2004.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $650,396,000 in the first 9 months of 2003 from $604,677,000 in the first 9 months of 2002. This represents an increase of 7.6%. Of the increase in average deposits, the largest growth categories were money market accounts (growth in average balance of $20,136,000, or 11.9%) and IRA's ($15,854,000, or 17.7%). Table III also reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 2.90% for 2003, from 3.46% for the year ended December 31, 2002 and 3.50% for 2002.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          INCREASE/
(IN THOUSANDS)                                                 2003          2002        (DECREASE)

INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                                $    --        $    75        $   (75)
     Securities of other U.S. Government agencies
       and corporations                                        2,461          3,696         (1,235)
     Mortgage-backed securities                                5,717          8,768         (3,051)
     Obligations of states and political subdivisions          7,952          6,266          1,686
     Equity securities                                           797            805             (8)
     Other securities                                          2,366          2,014            352
                                                             -------        -------        -------
          Total available-for-sale securities                 19,293         21,624         (2,331)
                                                             -------        -------        -------
Held-to-maturity securities:
     U.S. Treasury securities                                     13             23            (10)
     Securities of other U.S. Government agencies
       and corporations                                           11             16             (5)
     Mortgage-backed securities                                    3              6             (3)
                                                             -------        -------        -------
          Total held-to-maturity securities                       27             45            (18)
                                                             -------        -------        -------
Interest-bearing due from banks                                    8             18            (10)
Federal funds sold                                                 8             30            (22)
Loans:
     Real estate loans                                        20,212         18,830          1,382
     Consumer                                                  2,177          2,186             (9)
     Agricultural                                                148            148             --
     Commercial/industrial                                     1,463          1,440             23
     Other                                                        45             50             (5)
     Political subdivisions                                      839            636            203
     Leases                                                        5              9             (4)
                                                             -------        -------        -------
          Total loans                                         24,889         23,299          1,590
                                                             -------        -------        -------
Total Interest Income                                         44,225         45,016           (791)
                                                             -------        -------        -------

INTEREST EXPENSE
Interest checking                                                207            330           (123)
Money market                                                   2,113          3,008           (895)
Savings                                                          355            380            (25)
Certificates of deposit                                        4,653          5,933         (1,280)
Individual Retirement Accounts                                 3,858          3,331            527
Other time deposits                                               15             26            (11)
Federal funds purchased                                           67             33             34
Other borrowed funds                                           6,719          6,695             24
                                                             -------        -------        -------
Total Interest Expense                                        17,987         19,736         (1,749)
                                                             -------        -------        -------

Net Interest Income                                          $26,238        $25,280        $   958
                                                             =======        =======        =======

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE IIL - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(DOLLARS IN THOUSANDS)


                                                             9 MONTHS                     YEAR                 9 MONTHS
                                                               ENDED        RATE OF       ENDED      RATE OF     ENDED     RATE OF
                                                             9/30/2003      RETURN/     12/31/2002   RETURN/   9/30/2002   RETURN/
                                                              AVERAGE       COST OF      AVERAGE     COST OF    AVERAGE    COST OF
                                                              BALANCE       FUNDS %      BALANCE     FUNDS %    BALANCE    FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                               $        -        0.00%    $   1,241        6.04%   $   1,659    6.04%
     Securities of other U.S. Government agencies and
        corporations                                            68,743        4.79%       75,646        6.25%      77,348    6.39%
     Mortgage-backed securities                                181,935        4.20%      209,539        5.30%     213,752    5.48%
     Obligations of states and political subdivisions          142,813        7.44%      113,540        7.61%     109,556    7.65%
     Equity securities                                          27,321        3.90%       21,858        5.25%      21,307    5.05%
     Other securities                                           55,284        5.72%       43,826        6.79%      38,481    7.00%
                                                            ----------        ----     ---------        ----    ---------    ----
          Total available-for-sale securities                  476,096        5.42%      465,650        6.16%     462,103    6.26%
                                                            ----------        ----     ---------        ----    ---------    ----
Held-to-maturity securities:
     U.S. Treasury securities                                      320        5.43%          511        5.28%         566    5.43%
     Securities of other U.S. Government agencies and
        corporations                                               226        6.51%          331        6.04%         342    6.25%
     Mortgage-backed securities                                     71        5.65%          131        6.87%         142    5.65%
                                                            ----------        ----     ---------       ----     ---------    ----
          Total held-to-maturity securities                        617        5.85%          973        5.76%       1,050    5.73%
                                                            ----------        ----     ---------       ----     ---------    ----
Interest-bearing due from banks                                  1,463        0.73%        1,444        1.18%       1,513    1.59%
Federal funds sold                                                 890        1.20%        2,698        1.56%       2,455    1.63%
Loans:
     Real estate loans                                         390,911        6.91%      338,133        7.53%     329,870    7.63%
     Consumer                                                   32,090        9.07%       29,720       10.01%      29,286    9.98%
     Agricultural                                                2,859        6.92%        2,556        7.79%       2,520    7.85%
     Commercial/industrial                                      32,720        5.98%       28,182        6.86%      27,765    6.93%
     Other                                                         904        6.66%        1,028        6.71%         982    6.81%
     Political subdivisions                                     16,265        6.90%       10,929        7.85%      10,751    7.91%
     Leases                                                         81        8.25%          122        9.02%         128    9.40%
                                                            ----------        ----     ---------       ----     ---------    ----
          Total loans                                          475,830        6.99%      410,670        7.67%     401,302    7.76%
                                                            ----------        ----     ---------       ----     ---------    ----
          Total Earning Assets                                 954,896        6.19%      881,435        6.84%     868,423    6.93%
Cash                                                            13,345                    13,318                   13,531
Unrealized gain/loss on securities                              20,666                    12,462                   10,703
Allowance for loan losses                                       (5,877)                   (5,453)                  (5,386)
Bank premises and equipment                                     10,696                    10,246                   10,218
Other assets                                                    35,912                    30,993                   31,591
                                                            ----------        ----     ---------       ----     ---------
Total Assets                                                $1,029,638                 $ 943,001                $ 929,080
                                                            ==========        ====     =========       ====     =========

INTEREST-BEARING LIABILITIES
Interest checking                                           $   37,675        0.73%    $  37,984        1.12%   $  37,934    1.16%
Money market                                                   189,751        1.49%      171,767        2.31%     169,615    2.37%
Savings                                                         54,523        0.87%       49,779        1.01%      49,735    1.02%
Certificates of deposit                                        192,405        3.23%      195,099        3.97%     193,322    4.10%
Individual Retirement Accounts                                 105,198        4.90%       90,856        4.96%      89,344    4.98%
Other time deposits                                              1,941        1.03%        1,814        1.98%       2,112    1.65%
Federal funds purchased                                          6,778        1.32%        2,347        1.87%       2,255    1.96%
Other borrowed funds                                           239,758        3.75%      211,092        4.29%     208,785    4.29%
                                                            ----------        ----     ---------       ----     ---------    ----
          Total Interest-bearing Liabilities                   828,029        2.90%      760,738        3.46%     753,102    3.50%
Demand deposits                                                 68,903                    66,093                   62,615
Other liabilities                                               11,506                     8,575                    8,055
                                                            ----------        ----     ---------       ----     ---------    ----
Total Liabilities                                              908,438                   835,406                  823,772
                                                            ----------        ----     ---------       ----     ---------    ----
Stockholders' equity, excluding other comprehensive
income/loss                                                    107,561                    99,361                   98,239
Other comprehensive income/loss                                 13,639                     8,234                    7,069
                                                            ----------        ----     ---------       ----     ---------    ----
Total Stockholders' Equity                                     121,200                   107,595                  105,308
                                                            ----------        ----     ---------       ----     ---------    ----
Total Liabilities and Stockholders' Equity                  $1,029,638                 $ 943,001                $ 929,080
                                                            ==========        ====     =========       ====     =========    ====
Interest Rate Spread                                                          3.29%                     3.38%                3.43%
Net Interest Income/Earning Assets                                            3.67%                     3.85%                3.91%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis. (2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES

(IN THOUSANDS)                                                  9 MONTHS ENDED 9/30/03 VS. 9/30/02
                                                             CHANGE IN       CHANGE IN         TOTAL
                                                              VOLUME            RATE          CHANGE

EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                                $   (38)        $   (37)        $   (75)
     Securities of other U.S. Government agencies
       and corporations                                         (379)           (856)         (1,235)
     Mortgage-backed securities                               (1,186)         (1,865)         (3,051)
     Obligations of states and political subdivisions          1,856            (170)          1,686
     Equity securities                                           198            (206)             (8)
     Other securities                                            766            (414)            352
                                                             -------         -------         -------
          Total available-for-sale securities                  1,217          (3,548)         (2,331)
                                                             -------         -------         -------
Held-to-maturity securities:
     U.S. Treasury securities                                    (10)             --             (10)
     Securities of other U.S. Government agencies
       and corporations                                           (6)              1              (5)
     Mortgage-backed securities                                   (3)             --              (3)
                                                             -------         -------         -------
          Total held-to-maturity securities                      (19)              1             (18)
                                                             -------         -------         -------
Interest-bearing due from banks                                   (1)             (9)            (10)
Federal funds sold                                               (15)             (7)            (22)
Loans:
     Real estate loans                                         3,267          (1,885)          1,382
     Consumer                                                    199            (208)             (9)
     Agricultural                                                 19             (19)             --
     Commercial/industrial                                       237            (214)             23
     Other                                                        (4)             (1)             (5)
     Political subdivisions                                      292             (89)            203
     Leases                                                       (3)             (1)             (4)
                                                             -------         -------         -------
          Total loans                                          4,007          (2,417)          1,590
                                                             -------         -------         -------
Total Interest Income                                          5,189          (5,980)           (791)
                                                             -------         -------         -------

INTEREST-BEARING LIABILITIES
Interest checking                                                 (2)           (121)           (123)
Money market                                                     325          (1,220)           (895)
Savings                                                           35             (60)            (25)
Certificates of deposit                                          (28)         (1,252)         (1,280)
Individual Retirement Accounts                                   582             (55)            527
Other time deposits                                               (2)             (9)            (11)
Federal funds purchased                                           48             (14)             34
Other borrowed funds                                             925            (901)             24
                                                             -------         -------         -------
Total Interest Expense                                         1,883          (3,632)         (1,749)
                                                             -------         -------         -------
Net Interest Income                                          $ 3,306         $(2,348)        $   958
                                                             =======         =======         =======


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE V - COMPARISON OF NONINTEREST INCOME

 (IN THOUSANDS)                                                9 MONTHS ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                           2003             2002

 Service charges on deposit accounts                      $1,307           $1,260
 Service charges and fees                                    210              194
 Trust and financial management revenue                    1,258            1,358
 Insurance commissions, fees and premiums                    220              448
 Increase in cash surrender value of life insurance          552              648
 Fees related to credit card operation                       564              450
 Other operating income                                      762              652
                                                          ------           ------
 Total other operating income, before realized
  gains on securities, net                                 4,873            5,010
 Realized gains on securities, net                         3,289            2,496
                                                          ------           ------
 Total Other Income                                       $8,162           $7,506
                                                          ======           ======


Total noninterest income increased $656,000, or 8.7%, in 2003 compared to 2002. The most significant change - the increase in net realized security gains - is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Trust and financial management revenue decreased $100,000, or 7.4%, for 2003 versus 2002. Trust and financial management revenue is affected significantly by the market value of assets under management. Throughout approximately the first 5 months of 2003, depressed equity market values reduced the market value of assets under management. However, in the second quarter and during the third quarter 2003, equity market prices rallied and as of September 30, 2003, the value of trust assets under management increased to $307,623,000, or 13.8% higher than September 30, 2002.

- Insurance commissions and fees dropped $228,000, or 50.9%, for 2003 compared to 2002. The decrease in insurance-related revenues had 2 components: (1) a decrease in revenues of $173,000 from Bucktail Life Insurance Company ("Bucktail"), a subsidiary of the Corporation that reinsures credit and mortgage life and accident and health insurance, and (2) a decrease in revenues of $55,000 from the insurance division of C & N Financial Services Corporation ("C&NFSC"). The decrease in Bucktail revenues is mainly attributed to timing items which are not expected to be indicative of a long-term decline. The chief reason for the decline in Bucktail revenues is the implementation of credit insurance changes to comply with the Home Owners Equity Protection Act (HOEPA) that became effective October 1, 2002. Under HOEPA, it is necessary to provide insurance protection on an outstanding daily balance method, rather than on a single premium basis. C&NFSC, a subsidiary of Citizens & Northern Bank, began its insurance agency operations in 2000, with limited activity to date. C&NFSC insurance revenues amounted to $85,000 in 2003 and $140,000 in 2002. Management continues to explore opportunities to expand insurance related revenues.

- The increase in cash surrender value of life insurance fell $96,000 to $552,000 in 2003 from $648,000 in 2002. The Corporation's policy return is determined, in part, by the amount of earnings generated from a pooled separate investment trust held by the life insurance company. In 2003, earnings on that pooled separate trust fund have been lower than in 2002, which is reflective of lower market yields on debt securities.

- Credit card fee income has increased mainly due to the formation of a "Reward Card Program" which pays users a rebate for using their credit card. This program was started in April of 2003 and has had the desired effect of raising card usage. This, along with an increased rate on interchange fees, has raised overall credit card fees 25.3% in 2003.

- Other operating income has increased 16.9% due mainly to an increase of $38,000 in gains from the sales of other real estate and from the receipt of a grant of $33,000 for staff training.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q
TABLE VI- COMPARISON OF NONINTEREST EXPENSE

 (IN THOUSANDS)                                   9 MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                             2003                2002

Salaries and wages                          $ 7,129             $ 7,056
Pensions and other employee benefits          2,437               1,975
Occupancy expense, net                          967                 815
Furniture and equipment expense               1,029               1,199
Pennsylvania shares tax                         588                 550
Other operating expense                       4,074               4,069
                                            -------             -------
Total Other Expense                         $16,224             $15,664
                                            =======             =======

Salaries and wages increased $73,000, or 1.0%, for 2003 compared to 2002. The increase is mainly the result of annual merit raises, generally ranging from 2%-5%, and an increase in number of employees. Included in salaries and wages expense is an estimate of incentive bonuses. The incentive bonus plan provides for compensation to be paid to certain key officers, with the payment amounts based on a combination of personal and corporate performance. The estimate of such expense for 2003 decreased $349,000 from the accrual recorded for 2002. Excluding incentive bonus expense, salaries and wages increased 6.3% in 2003 over 2002.

Pensions and other employee benefits increased $462,000, or 23.4%, in 2003 over 2002. A portion of this increase is directly related to the increase in salaries and wages. Also, pension expense from the Corporation's defined benefit pension plan increased $190,000 in 2003 over 2002. Although the defined benefit pension plan remains adequately funded, a decline in the market value of plan assets, along with an increased number of covered employees, contributed to the increase in expense in 2003. Group health insurance expense increased $80,000 in 2003, mainly due to increases in rates.

Occupancy expense increased $152,000, or 18.7%, in 2003 over 2002. The greatest portion of the increase in occupancy expense is attributable to increased costs of $43,000 for building maintenance and repairs. Depreciation expense also rose $33,000 from last year's level, insurance premiums increased over $25,000 and total energy costs increased nearly $24,000.

Furniture and equipment expense decreased $170,000, or 14.2%, in 2003 compared to 2002. The largest decrease within this category was in depreciation expense, which decreased $188,000 or 25.9%. There were several substantial capital expenditures, which became fully depreciated in 2002, reducing the expense for the first 9 months of 2003.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. Table VII provides a summary of investment securities held at September 30, 2003 and December 31, 2002. As reflected in Table VII, the carrying value (fair value) of available-for-sale securities fell to $482,064,000 at September 30, 2003 from $512,175,000 at December 31, 2002. Much of the reduction was caused by rapid principal payments on mortgage-backed securities, due to declining interest rates. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE VII - INVESTMENT SECURITIES
(In Thousands)

                                                          SEPTEMBER 30, 2003             DECEMBER 31, 2002
                                                        AMORTIZED        FAIR          AMORTIZED         FAIR
                                                          COST           VALUE            COST           VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies           $ 63,331        $ 63,399        $ 71,657        $ 72,348
Obligations of states and political subdivisions         156,399         158,189         127,690         130,879
Other securities                                          47,784          49,833          62,296          63,592
Mortgage-backed securities                               166,559         168,529         207,244         212,276
                                                        --------        --------        --------        --------
Total debt securities                                    434,073         439,950         468,887         479,095
Marketable equity securities                              30,584          42,114          24,886          33,080
                                                        --------        --------        --------        --------
Total                                                   $464,657        $482,064        $493,773        $512,175
                                                        ========        ========        ========        ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                        $    320        $    356        $    321        $    359
Obligations of other U.S. Government agencies                197             218             297             322
Mortgage-backed securities                                    48              50              89              93
                                                        --------        --------        --------        --------
Total                                                   $    565        $    624        $    707        $    774
                                                        ========        ========        ========        ========


CASH FLOWS

The consolidated statement of cash flows depicts the Corporation's sources and uses of cash. In 2003, net cash provided by operating activities totaled $13,676,000, up from $11,638,000 in 2002.

Other major sources or uses of cash are changes in available-for-sale securities, loans, deposits and borrowings. In 2003, a significant source of cash was from available-for-sale securities, for which sales, calls and maturities exceeded purchases by $31,281,000. Also in 2003, deposits increased $12,424,000 and short-term and long-term borrowings increased (net) $10,014,000. These sources of cash helped fund loan growth, as the net increase in loans, as presented in the consolidated statement of cash flows, was $55,671,000. In 2002, the net increases in deposits of $60,205,000 and short-term and long-term borrowings of $35,755,000 helped fund growth in available-for-sale securities (excess of purchases over proceeds from sales, calls or maturities) of $48,214,000 and loans of $52,428,000.

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

The allowance for loan losses was $5,898,000 at September 30, 2003, an increase of $109,000 from the balance at December 31, 2002. As you can see in Table VIII, net charge-offs totaled $741,000 in the first nine months of 2003, which is relatively high compared to the amounts of net charge-offs in each of the prior 5 years. Net charge-offs for 2003 included $212,000 in the third quarter, $83,000 in the second quarter and $446,000 in the first quarter. Most of the

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

charge-off amounts for the first quarter 2003 were from loans that had been identified as impaired in 2002, and for which an appropriate allowance had been provided in 2002.

Table IX presents a summary of the allocated allowance by loan type, as well as the unallocated portion of the allowance. The allowance for impaired loans was $1,526,000 at September 30, 2003, as compared to $1,362,000 at June 30, 2003 and
$1,877,000 at December 31, 2002. The allowance for impaired loans is adjusted based on management's assessment of individual loans. Table IX also shows that the unallocated portion of the allowance was $1,998,000 at September 30, 2003, down from the unallocated allowance balance of $2,219,000 at June 30, 2003, but still higher than the unallocated allowance of $1,759,000 at December 31, 2002. Management has maintained a higher unallocated allowance throughout most of 2003, as compared to the end of 2002, because of concerns related to the high level of charge-offs in 2003.

The provision for loan losses increased to $850,000 in the nine months ended September 30, 2003 from $640,000 in 2002. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above. In 2003, the higher provision for loan losses resulted, in part, from the increase in the unallocated portion of the allowance.

Tables VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VIII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)

                                       9 MONTHS      9 MONTHS
                                         ENDED         ENDED
                                       SEPT. 30,     SEPT. 30,                     YEARS ENDED DECEMBER 31,
                                         2003          2002          2002          2001          2000         1999          1998
Balance, beginning of year              $5,789        $5,265        $5,265        $5,291        $5,131        $4,820        $4,913
                                        ------        ------        ------        ------        ------        ------        ------
Charge-offs:
  Real estate loans                        162           102           123           144           272            81           257
  Installment loans                        299           100           116           138            77           138           144
  Credit cards and related plans           137           156           190           200           214           192           264
  Commercial and other loans               303           123           123           231            53           219           301
                                        ------        ------        ------        ------        ------        ------        ------
Total charge-offs                          901           481           552           713           616           630           966
                                        ------        ------        ------        ------        ------        ------        ------
Recoveries:
  Real estate loans                         69            17            30             6            26            81            12
  Installment loans                         46            26            30            27            23            60            43
  Credit cards and related plans            14            14            18            20            28            30            40
  Commercial and other loans                31            14            58            34            23            10            15
                                        ------        ------        ------        ------        ------        ------        ------
Total recoveries                           160            71           136            87           100           181           110
                                        ------        ------        ------        ------        ------        ------        ------
Net charge-offs                            741           410           416           626           516           449           856
Provision for loan losses                  850           640           940           600           676           760           763
                                        ------        ------        ------        ------        ------        ------        ------
Balance, end of period                  $5,898        $5,495        $5,789        $5,265        $5,291        $5,131        $4,820
                                        ======        ======        ======        ======        ======        ======        ======

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                              AS OF        AS OF
                            SEPT. 30,    JUNE 30,                          AS OF DECEMBER 31:
                               2003        2003           2002          2001          2000         1999          1998
Commercial                   $1,495        $1,434        $1,315        $1,837        $1,612        $2,081        $  650
Consumer mortgage               512           488           460           674           952           834            97
Impaired loans                1,526         1,362         1,877            83           273           609           290
Consumer                        367           357           378           494           471           437           702
All other commitments            --            --            --            --            --           150           202
Unallocated                   1,998         2,219         1,759         2,187         1,983         1,020         2,879
                             ------        ------        ------        ------        ------        ------        ------
Total Allowance              $5,898        $5,860        $5,789        $5,265        $5,291        $5,131        $4,820
                             ======        ======        ======        ======        ======        ======        ======


TABLE X - SUMMARY OF LOANS BY TYPE

(IN THOUSANDS)

                                     AS OF
                                  SEPT. 30,                             AS OF DECEMBER 31,
                                     2003           2002              2001             2000              1999              1998
Real estate - construction        $   1,159      $     103         $   1,814         $     452         $     649         $   1,004
Real estate - mortgage              414,592        370,453           306,264           263,325           247,604           230,815
Consumer                             32,824         31,532            29,284            28,141            29,140            30,924
Agricultural                          3,167          3,024             2,344             1,983             1,899             1,930
Commercial                           34,722         30,874            24,696            20,776            18,050            17,630
Other                                 1,290          2,001             1,195               948             1,025             1,062
Political subdivisions               18,076         13,062            13,479            12,462            12,332             7,449
Lease receivables                        73             96               152               218               222               218
                                  ---------       --------         ---------         ---------         ---------         ---------
Total                               505,903        451,145           379,228           328,305           310,921           291,032
Less: unearned discount                  --             --                --                --               (29)              (29)
                                  ---------       --------         ---------         ---------         ---------         ---------
                                    505,903        451,145           379,228           328,305           310,892           291,003
Less: allowance for loan
  losses                             (5,898)        (5,789)           (5,265)           (5,291)           (5,131)           (4,820)
                                  ---------       --------         ---------         ---------         ---------         ---------
Loans, net                        $ 500,005      $ 445,356         $ 373,963         $ 323,014         $ 305,761         $ 286,183
                                  =========      =========         =========         =========         =========         =========



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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

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

Amounts recorded as of September 30, 2003 and December 31, 2002, and for 2003 and 2002, related to IPCDs are as follows (in thousands):

                                                             SEPT. 30,          DEC. 31,
                                                                2003              2002
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                     $ 3,408           $ 3,028
Carrying value of IPCDs                                       2,977             2,572
Carrying value of embedded derivative liabilities               214               156
Carrying value of Swap contract liabilities                     222               309



                                                          9 MONTHS ENDED   9 MONTHS ENDED
                                                             SEPT. 30,        SEPT. 30,
                                                               2003             2002

Interest expense                                            $  89               $  61

Other expense                                                  8                    1


LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At September 30, 2003, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $174,095,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

On a longer-term basis, one of the tools used to measure liquidity is the loan to deposit ratio. As of September 30, 2003, this ratio was 74%, which (by banking industry standards) is a relatively low ratio (which indicates a relatively high level of liquidity). This low loan to deposit ratio permits the Corporation to utilize "excess" funds to purchase investment securities. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and low loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at September 30, 2003:


TABLE X - CAPITAL RATIOS

                                         9/30/2003

                                         CITIZENS &      REGULATORY STANDARDS:
                                          NORTHERN
                                         CORPORATION       WELL          MINIMUM
                                          (ACTUAL)      CAPITALIZED     STANDARD
--------------------------------------------------------------------------------
Total capital to risk-weighted assets       20.55%           10%           8%
Tier 1 capital to risk-weighted assets      18.68%            6%           4%
Tier 1 capital to average total assets      10.74%            5%           4%


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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the baseline one-year scenario. The policy limit for market value variance is minus 30% from the baseline one-year scenario. As Table XII shows, as of September 30, 2003, the Bank's net interest income calculations show a decrease of 1.4% in the +200 basis point scenario and a decrease of 4.2% in the -200 basis point scenario. Both of these levels are well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 38.2%, which exceeds the policy threshold and is indicative of a long-term sensitivity to rising rates. In the fourth quarter 2003, management will evaluate whether to restructure the securities portfolio or make other changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment.

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

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

                                                               PERIOD ENDING SEPTEMBER 30, 2004
(IN THOUSANDS)
SEPTEMBER 30, 2003 DATA
                                                       CURRENT      PLUS 200                 MINUS 200
                                                      INTEREST       BASIS                     BASIS
                                                       RATES        POINTS                    POINTS
                                                      SCENARIO       AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                        $ 53,215     $  57,589                 $  47,767

Interest expense                                         20,716        25,556                    16,619
-------------------------------------------------------------------------------           ---------------
Net Interest Income                                    $ 32,499     $  32,033       -1.4%     $  31,148       -4.2%
====================================================================================================================

Market Value of Portfolio Equity at Sept. 30, 2003     $111,598     $  68,949      -38.2%     $ 141,401       26.7%
====================================================================================================================

                                                               PERIOD ENDING DECEMBER 31, 2003
(IN THOUSANDS)
DECEMBER 31, 2002 DATA
                                                        CURRENT      PLUS 200                 MINUS 200
                                                       INTEREST       BASIS                     BASIS
                                                        RATES        POINTS                     POINTS
                                                       SCENARIO       AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                        $ 54,989     $  59,608                 $  49,607

Interest expense                                         24,132        29,320                    19,083
------------------------------------------------------------------------------           ---------------
Net Interest Income                                    $ 30,857     $  30,288       -1.8%     $  30,524       -1.1%
====================================================================================================================

Market Value of Portfolio Equity at Dec. 31, 2002      $108,144     $  71,117      -34.2%     $ 130,764       20.9%
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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of bank and bank holding companies located in Pennsylvania, these investments could decline in market value if there is a downturn in the state's economy.

Equity securities held as of September 30, 2003 and December 31, 2002 are presented in Table XIII.

TABLE XIII - EQUITY SECURITIES
(IN THOUSANDS)                                                         HYPOTHETICAL    HYPOTHETICAL
                                                                           10%              20%
                                                                        DECLINE IN      DECLINE IN
                                                            FAIR          MARKET          MARKET
AT SEPTEMBER 30, 2003                           COST        VALUE         VALUE            VALUE
Banks and bank holding companies              $ 16,975     $ 28,805      $  (2,881)      $   (5,761)

Other equity securities                         13,609       13,308         (1,331)          (2,662)
-----------------------------------------------------------------------------------------------------
     Total                                    $ 30,584     $ 42,113      $  (4,212)      $   (8,423)
=====================================================================================================

                                                                       HYPOTHETICAL    HYPOTHETICAL
                                                                           10%              20%
                                                                        DECLINE IN      DECLINE IN
                                                            FAIR          MARKET          MARKET
AT DECEMBER 31, 2002                            COST        VALUE         VALUE            VALUE
Banks and bank holding companies              $ 16,336     $ 24,511      $  (2,451)      $   (4,902)

Other equity securities                          8,550        8,569           (857)          (1,714)
-----------------------------------------------------------------------------------------------------
     Total                                    $ 24,886     $ 33,080      $  (3,308)      $   (6,616)
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

Item   2.  Not Applicable

Item   3.  Not Applicable

Item   4.  Not Applicable

Item   5.  Other Information

       a.  None

Item   6.  Exhibits and Reports on Form 8 - K

       a.  Exhibits:
                                                                           Page
                                                                           ----
          Exhibit 31.1 Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 - Chief Executive Officer               27

          Exhibit 31.2 Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 - Chief Financial Officer               28

          Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 29

       b. A Current Report on Form 8-K under Item 12, dated July 10, 2003, was furnished to report the Corporation's consolidated earnings results for the second quarter 2003.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Signature Page









                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CITIZENS & NORTHERN CORPORATION

November 13, 2003                    By: Craig G. Litchfield /s/
-----------------                        -----------------------
Date                                     Chairman, President and Chief
                                         Executive Officer



November 13, 2003                    By: Mark A. Hughes /s/
-----------------                        ------------------
Date                                     Treasurer and Chief Financial Officer