Form 10-K
period 2003-12-31
CITIZENS & NORTHERN CORP
filed 2004-03-10
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2003      Commission file number: 0-16084

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the registrant's common stock held by non-affiliates at March 1, 2004 was $212,705,460.

The number of shares of common stock outstanding at March 1, 2004 was 8,118,529.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of its shareholders to be held April 20, 2004 are incorporated by reference into Parts III and IV of this report.

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

All phases of the Bank's business are competitive. The Bank primarily competes in Tioga, Bradford, Sullivan and Lycoming counties. The Bank competes with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in the Bank's market area are larger in overall size than the Bank. With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Bank competes with mutual funds for deposits. The Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, broker dealer and insurance services. The Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Bank serves a diverse customer base, and is not economically dependent on any small group of customers or on any individual industry.

Although there have been no mergers or acquisitions within the last 5 years, the Bank has engaged in several ventures designed to improve customer service and generate financial growth. These ventures included the following major initiatives:

- expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

-    established internet banking services in 1999;

-    constructed and opened a branch in Muncy, PA in 2000; and

- purchased a former bank operations center in Williamsport, PA, in 2003, and began renovations with the intention of offering trust and financial management, commercial lending, branch banking and other services, starting in 2004.

Another significant initiative that began in 2003 is evaluation of software systems to replace the core banking software system. For many years, the Bank has utilized a system that was written and updated on an ongoing basis by "in house" programmers. The company that provided the hardware platform that supports the in house software program announced that it would no longer support that platform, effective at the end of 2006. After considering various alternatives, management determined the most appropriate solution was to evaluate programs available from third party companies. Management's goal in this process is for the Bank's employees and customers to reap the benefits of new features and enhancements that will be available on a newer system, while retaining sufficient flexibility and control over programming changes that may be required or desired. Management expects to make a decision on a new core system, and for the conversion to occur, in 2004; however, no contractual commitment to purchase software has been made.

At December 31, 2003, the Bank had total assets of $1,038,575,000, total deposits of $658,589,000 and net loans outstanding of $518,800,000. At December 31, 2003, the Bank had a total of 293 full-time equivalent employees.

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

- The Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

- C&NFSC is a Pennsylvania corporation. The Pennsylvania Department of Insurance regulates C&NFSC's insurance activities. Brokerage products are offered through a third party networking agreement between the Bank and UVEST Financial Services, Inc.

- Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

A copy of the Corporation's annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, will be furnished without charge upon written request to the Corporation's Treasurer at P.O. Box 58, Wellsboro, PA 16901. Copies of these reports will be furnished as soon as reasonably possible, after they are filed electronically with the Securities and Exchange Commission. The information is also available through the Corporation's web site at www.cnbankpa.com.

ITEM 2. PROPERTIES

The Bank owns each of its properties, except for the facility located at 68 Main Street, Wellsboro, which is leased. All of the properties are in good condition. In 2001, the Bank entered into a lease of the property at 68 Main Street, Wellsboro. This facility is used for C&NFSC's operations and for training. As described in Item 1, the Williamsport location is expected to open in 2004. None of the owned properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative office:
 90-92 Main Street
 Wellsboro, PA  16901

Branch offices:
 428 S. Main Street           Main Street                41 Main Street
 Athens, PA  18810            Liberty, PA  16930         Tioga, PA  16946

 111 Main Street              1085 S. Main Street        428 Main Street
 Dushore, PA  18614           Mansfield, PA  16933       Towanda, PA  18848

 Main Street                  Route 220                  Courthouse Square
 East Smithfield, PA  18817   Monroeton, PA  18832       Troy, PA  16947

 104 Main Street              3461 Route 405 Highway     90-92 Main Street
 Elkland, PA  16920           Muncy, PA  17756           Wellsboro, PA  16901

 102 E. Main Street           Thompson Street            130 Court Street
 Knoxville, PA  16928         Ralston, PA  17763         Williamsport, PA  17701

 Main Street                  503 N. Elmira Street       Route 6
 Laporte, PA  18626           Sayre, PA  18840           Wysox, PA  18854

Other offices:
 Bankcard Services                 Facilities Management
 RR7 Box 503                       One Brewery Lane
 Wellsboro, PA  16901              Wellsboro, PA  16901

 C&N Financial Services Corp.      Audit and Compliance
 68 Main Street                    Water Street
 Wellsboro, PA  16901              Wellsboro, PA  16901

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY SHARE DATA

Trades of the Corporation's stock are executed through various brokers who maintain a market in the Corporation's stock. Information regarding sales prices of the Corporation's stock is available through the OTC Bulletin Board (www.otcbb.com). The Corporation's stock is not listed or traded on Nasdaq or a national securities exchange. As of March 1, 2004, there were 2,432 shareholders of record of the Corporation's common stock.

The following table sets forth the approximate high and low sales prices of the common stock during 2003 and 2002. Amounts for 2002 and the first quarter 2003 have been retroactively adjusted for the effects of a 3-for-2 stock split issued in April 2003.

                             2003                                   2002
                                     Dividend                               Dividend
                                     Declared                               Declared
                                        per                                   per
                  High        Low     Quarter             High       Low    Quarter
------------------------------------------------------------------------------------
First quarter   $   21.63  $  20.37   $ 0.21            $  19.00  $  16.33  $ 0.1867
Second quarter      26.95     21.00     0.21               20.00     18.43    0.1867
Third quarter       26.95     25.80     0.21               21.67     19.53    0.2000
Fourth quarter      27.00     25.80     0.22               22.00     20.10    0.2000
                                        plus 1%                                 plus 1%
                                        stock dividend                          stock dividend

Known "market makers" who handle Citizens & Northern Corporation stock transactions are:

Boenning & Scattergood, Inc.     Monroe Securities, Inc.       RBC Dain Rauscher
4 Tower Bridge, Suite 300        343 West Erie                 1211 Avenue of the Americas
200 Barr Harbor Drive            Suite 410                     New York, NY  10036
West Conshohocken, PA  19428     Chicago, IL  60610

Ferris, Baker, Watts, Inc.       Knight Equity Markets, LP     Ryan Beck & Co.
250 West Pratt Street            525 Washington Blvd           Livingston, NJ  07039
Baltimore, MD  21201             29th Floor                    220 South Orange Avenue
                                 Jersey City, NJ  07310

Hill Thompson Magid & Co., Inc.  Pershing Trading Company, LP  Sandler, O'Neill & Partners, LP
15 Exchange Place                1 Pershing Plaza              919 Third Avenue
Eighth Floor                     Jersey City, NJ  07399        Sixth Floor
Jersey City, NJ  07302                                         New York, NY  10022

Janney Montgomery Scott, LLC     EE Powell & Company, Inc.     Schwab Capital Markets, LP
1801 Market Street               1100 Gulf Tower               111 Pavonia Avenue
Philadelphia, PA  19103          Pittsburgh, PA  15219         Jersey City, NJ  07310

INVESTOR INFORMATION

ANNUAL MEETING OF SHAREHOLDERS           STOCK TRANSFER AGENT         INDEPENDENT AUDITORS

The Annual Meeting of Shareholders       AMERICAN STOCK TRANSFER &
will be held at the Arcadia Theatre in     TRUST CO.                  PARENTE RANDOLPH, PC
Wellsboro, PA, at 2:00 p.m. on Tuesday,  59 Maiden Lane, Plaza Level  400 Market Street
April 20, 2004.                          New York, NY  10038          Williamsport, PA 17701
                                         (800) 278-4353

GENERAL SHAREHOLDER INQUIRIES
SHOULD BE SENT TO:

CITIZENS & NORTHERN
CORPORATION
90-92 Main Street, P.O. Box 58
Wellsboro, PA 16901

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation's shareholders. The figures shown in the table below are as of December 31, 2003.

                                                                 NUMBER OF
                                    NUMBER OF      WEIGHTED-    SECURITIES
                                SECURITIES TO BE    AVERAGE      REMAINING
                                  ISSUED UPON       EXERCISE     FOR FUTURE
                                  EXERCISE OF       PRICE OF   ISSUANCE UNDER
                                  OUTSTANDING     OUTSTANDING  EQUITY COMPEN-
                                    OPTIONS         OPTIONS     SATION PLANS
                                ----------------  -----------  --------------
EQUITY COMPENSATION PLANS
  APPROVED BY SHAREHOLDERS          213,058         $ 18.81       229,026

EQUITY COMPENSATION PLANS
  NOT APPROVED BY SHAREHOLDERS            0           N/A               0

Effective January 2, 2004, the Corporation granted options to purchase a total of 33,249 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $26.59 per share, which was the market price at the date of grant. Also, effective January 2, 2004, the Corporation awarded a total of 3,714 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. The stock options and restricted stock awards that were awarded in January 2004 are not included in the tables above. More details related to the Corporation's equity compensation plans are provided in Notes 1 and 12 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

          INCOME STATEMENT (IN THOUSANDS)                2003         2002           2001          2000         1999
Interest income                                      $    55,223   $    57,285   $    54,661   $    51,643   $    48,036
Interest expense                                          23,537        26,315        28,356        30,145        24,571
                                                     -----------   -----------   -----------   -----------   -----------
Interest margin                                           31,686        30,970        26,305        21,498        23,465
Provision for loan losses                                  1,100           940           600           676           760
                                                     -----------   -----------   -----------   -----------   -----------
Interest margin after provision for loan losses           30,586        30,030        25,705        20,822        22,705
Other income                                               6,595         6,624         6,120         5,002         6,823
Securities gains                                           4,799         2,888         1,920         1,377         3,043
Other expenses                                            22,114        20,849        18,671        16,906        17,732
                                                     -----------   -----------   -----------   -----------   -----------
Income before income tax provision                        19,866        18,693        15,074        10,295        14,839
Income tax provision                                       3,609         3,734         3,022         1,819         3,354
                                                     -----------   -----------   -----------   -----------   -----------
Net income                                           $    16,257   $    14,959   $    12,052   $     8,476   $    11,485
                                                     ===========   ===========   ===========   ===========   ===========

BALANCE SHEET AT YEAR END (IN THOUSANDS)
Total securities  (1)                                $   484,825   $   513,597   $   437,398   $   343,596   $   356,287
Gross loans, excluding unearned discount                 524,897       451,145       379,228       328,305       310,892
Total assets                                           1,066,901     1,018,768       866,999       719,335       705,898
Total deposits                                           658,065       640,304       576,274       528,967       500,474
Stockholders' equity, excluding accumulated
  other comprehensive income                             113,306       103,691        94,903        88,887        85,507
Total stockholders' equity                               125,343       115,837       100,187        88,969        76,623

AVERAGE BALANCE SHEET (IN THOUSANDS)
Total securities, at amortized cost (1)                  474,406       470,764       412,654       371,360       349,133
Gross loans, excluding unearned discount                 485,150       410,670       346,353       318,382       301,584
Earning assets                                           959,556       881,434       759,007       689,743       650,717
Total assets                                           1,034,720       943,001       805,229       704,221       680,864
Total assets, excluding unrealized gains/
  losses (4)                                           1,014,424       930,539       798,590       717,052       672,999
Total deposits                                           651,026       613,392       544,579       503,848       483,858
Stockholders' equity, excluding accumulated
  other comprehensive income (4)                         108,876        99,361        91,703        87,258        81,767
Stockholders' equity                                     122,271       107,595        96,021        78,792        87,143

COMMON STOCK AND PER SHARE DATA
Net income per share - basic                         $      2.01   $      1.85   $      1.49   $      1.04   $      1.41
Net income per share - diluted                              2.00          1.84          1.49          1.04          1.41
Cash dividends declared per share (2)                       0.85          0.77          0.71          0.65          0.60
Stock dividend                                                 1%            1%            1%            1%            1%
Stockholders' equity per share (2)                         15.48         14.32         12.38         10.95          9.43
Stockholders' equity per share, excluding
  accumulated other comprehensive income (loss) (2)        14.00         12.82         11.73         10.94         10.52
Weighted average shares outstanding - basic            8,089,753     8,089,266     8,103,679     8,125,296     8,124,734
Weighted average shares outstanding - diluted          8,138,468     8,111,154     8,105,935     8,127,044     8,133,012
Number of shares outstanding at year-end               8,014,625     5,285,606     5,234,800     5,207,244     5,153,729
Number of shares authorized                           10,000,000    10,000,000    10,000,000    10,000,000    10,000,000

              FINANCIAL RATIOS                          2003         2002           2001          2000         1999
Return on stockholders' equity, excluding
  accumulated other comprehensive income (3), (4)      14.93%        15.06%        13.14%         9.71%        14.05%
Return on stockholders' equity (3)                     13.30%        13.90%        12.55%        10.76%        13.18%
Return on assets (3)                                    1.57%         1.59%         1.50%         1.20%         1.69%
Stockholders' equity to assets, excluding
  accumulated other comprehensive income (3), (4)      10.73%        10.68%        11.48%        12.17%        12.15%
Stockholders' equity to assets (3)                     11.82%        11.41%        11.92%        11.19%        12.80%
Stockholders' equity to loans (3)                      25.20%        26.20%        27.72%        24.75%        28.90%
Net income to:
      Total interest income                            29.44%        26.11%        22.05%        16.41%        23.91%
      Interest margin                                  51.31%        48.30%        45.82%        39.43%        48.95%
Dividends as a % of net income                         41.96%        41.17%        46.08%        60.19%        40.39%

     (1) Includes available-for-sale and held-to-maturity securities, and interest-bearing cash and due from banks.

     (2) For purposes of this computation, the number of outstanding shares has been increased for the effects of a 3-for-2 stock split issued in April 2003 and for 1% stock dividends issued in January following each year-end.

     (3)  Ratios calculated using average balance sheet data.

     (4) Generally accepted accounting principles ("GAAP") require that available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through stockholders' equity, net of tax. Management believes there is an inherent mismatch between the income statement and balance sheet related to unrealized gains/losses that may create a material inconsistency in earnings-based ratios. Further, the amount of unrealized gains/losses may vary widely from period-to-period, depending on the financial markets as a whole and interest rate movements. Therefore, management has provided these "non-GAAP" amounts and ratios because we believe they provide meaningful information for evaluating the Corporation's financial position and results of operations.

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

EARNINGS OVERVIEW

The Corporation posted its third consecutive year of record-high net income in 2003, at $16,257,000, or $2.01 per share - basic and $2.00 per share - diluted. Net income for 2003 was $1,298,000, or 8.7%, higher than the $14,959,000 ($1.85 per share - basic and $1.84 per share - diluted) recorded in 2002. In comparing earnings for 2003 with 2002's results, it is important to note the higher level of realized securities gains generated in 2003, as described below. Assuming an income tax rate of 34%, the higher securities gains in 2003 increased net income for 2003 by $1,261,000 over 2002. Excluding the effects of higher securities gains, net income for 2003 was approximately even with the amount recorded in 2002. In 2001, net income totaled $12,052,000 ($1.49 per share - basic and diluted).

The most significant income statement changes are as follows:

2003 VS. 2002

     - The interest margin increased $716,000, or 2.3%, to $31,686,000 in 2003 from $30,970,000 in 2002. In 2003, interest rates were at very low levels by historical standards. In that rate environment, on average, interest earning assets repriced faster than interest-bearing liabilities, which had the effect of driving down the Corporation's net interest margin. However, substantial growth in loans generated higher interest income, which more than offset the effects of lower rates on the net interest margin. As you can calculate from the table of "Selected Financial Data " (Item 6), gross loans increased 16.3% as of December 31, 2003, as compared to the balance one year earlier. In fact, 2003 was the Corporation's third consecutive year with an increase in gross loans of more than 15%, when comparing the amount outstanding at year-end to the corresponding balance as of the prior year-end. The "Net Interest Margin" section of Management's Discussion and Analysis provides a more detailed discussion of factors that affected interest income and interest expense.

     - Realized securities gains, net of realized losses, increased $1,911,000, to $4,799,000 in 2003 from $2,888,000 in 2002. In both
          2003 and 2002, the Corporation sold selected bank stocks that management believed to be fully valued, generating substantial realized gains. Net gains from sales of equity securities, which consisted primarily of bank stocks, amounted to $3,384,000 in 2003 and $2,090,000 in 2002. Net gains from sales and calls of debt securities amounted to $1,415,000 in 2003 and $798,000 in 2002.

     - Other (noninterest) operating expenses increased $1,265,000, or 6.1%, in 2003 over 2002. This increase includes higher employee benefits and payroll costs. As described in more detail in the "Noninterest expense" section of Management's Discussion and Analysis, these cost increases reflect a higher number of employees, as well as increases in expense related to the defined benefit pension and employee health insurance plans.

     - Although pre-tax income was higher in 2003 than in 2002, the income tax provision decreased to $3,609,000 in 2003 from $3,734,000 in 2002. The income tax provision, as a percentage of pre-tax income, was 18.17% in 2003, down from 19.98% in 2002. This lower effective tax rate reflects management's decision to increase the weighting of tax-exempt investment securities as a percentage of total assets. Note 13 to the Consolidated Financial Statements presents more detail concerning the Corporation's accounting for income taxes.

2002 VS. 2001

     - The interest margin increased to $30,970,000 in 2002 from $26,305,000 in 2001, an increase of $4,665,000 or 17.7%. As discussed in more detail in the "Net Interest Margin" section of Management's Discussion and Analysis, the Corporation achieved significant growth in loans and deposits in 2002. Also, management identified opportunities to borrow funds and invest the proceeds in securities at positive spreads. Changes in interest rates also had a significant, positive impact on operating results in 2002, as interest rates continued their fall to levels at or near historical record lows, resulting in a lower cost of funds for the Corporation.

     - Other (noninterest) income (excluding securities gains) was $6,624,000 in 2002, an increase of $504,000 (8.2%) over 2001. As described in more detail later in Management's Discussion and Analysis, the major sources of increased noninterest revenue in 2002 were from Service Charges on Deposit Accounts and Trust and Financial Management services.

     - Net realized securities gains amounted to $2,888,000 in 2002, up from $1,920,000 in 2001. As in 2003, most of the gains realized in 2002 were from sales of bank stocks.

     - Other (noninterest) operating expenses increased $2,178,000, or 11.7%, in 2002 over 2001. Higher operating expenses resulted from increases in payroll costs, professional fees, depreciation and maintenance expense associated with computer hardware and software. These types of costs have increased as a result of the need to add personnel and supplement existing systems to keep up with expansions of services and growth in lending activity over the last few years.

     - The income tax provision increased to $3,734,000 in 2002 from $3,022,000 in 2001, primarily because pre-tax income was higher. The income tax provision, as a percentage of pre-tax income, was 19.98% in 2002 and 20.05% in 2001.

OUTLOOK FOR 2004

Overall, management expects financial results for 2004 to be relatively comparable to 2003. Continued growth in loans is expected, although perhaps at a slightly slower pace than the 15% or greater growth levels of the past three years. The ongoing national economic recovery may be an indicator that interest rates will increase in 2004. Historically, interest rates have usually not risen in presidential election years; however, it remains to be seen whether that will hold true in 2004. Overall, in planning the budget for 2004, management assumed a slightly rising rate environment, beginning mid-year. The impact of such a rising rate scenario would be a slight "squeeze" on the net interest margin, as (on average) deposits and borrowings would be expected to reprice slightly faster than loans and debt securities. Another major variable that affects the Corporation's earnings is securities gains and losses. Management's decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. Management may sell some bank stocks in 2004, as many of the Corporation's holdings are priced fairly high in comparison to historical "P/E" standards. However, it is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized in 2004.

Total capital purchases for 2004 are estimated to range from $5 million to $8 million. In addition to several other substantial projects, this amount includes estimated costs related to two very significant initiatives that are currently underway: (1) renovation of the Corporation's eighteenth branch, on Market Street in downtown Williamsport, and (2) evaluation of alternatives to replace the core banking software system. The Williamsport office is expected to open in 2004, with Trust and Financial Management, Commercial Lending, Branch Banking and other services to be provided from that location. At this time, management is evaluating alternatives for replacement of the core banking system, with a decision and conversion expected to occur in 2004; however, no contractual commitment to purchase software has been made. Although the amount of capital spending expected for 2004 is high by the Corporation's normal standards, it is not expected to have a material, adverse impact on the Corporation's financial position or results of operations in 2004.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

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

In 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a statement of position that provided detailed implementation guidance for calculating the allowance for loan losses. Implementation of that detailed implementation guidance, if it had been approved, could have resulted in an adjustment to the Corporation's allowance in 2004. However, in January 2004, the AICPA decided to abandon issuance of the statement of position in that form, and decided to move forward with development of a statement of position that would require only additional disclosures about the allowance. The AICPA has not yet issued public comment about a time frame for issuing a new statement of position related to allowance for loan losses disclosures.

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

NET INTEREST MARGIN

2003/2002/2001

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation's net interest margin in 2003, 2002 and 2001. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The 2001-2003 time period was one of declining interest rates (dramatically in 2001, then more slowly in 2002 and 2003). Over the course of this time period, the Corporation's cost of funds has declined to a historically low level. Another product of this low rate environment has been the "refinancing boom," with consumers and businesses refinancing their mortgages and other loans to lower rates, and in many instances, borrowing more money than ever before. Lower interest rates had the effect of driving down the Corporation's rate of return on earning assets over the course of this time period, particularly from mid-2002 through the end of the third quarter 2003. In 2001 and 2002, the overall impact of lower rates was a benefit to the Corporation's "Interest Rate Spread" (excess of average rate of return on interest-earning assets over average cost of funds on interest-bearing liabilities). By 2003, interest rates on deposits had fallen to such a low level that there was little room for further decline, and the overall result of lower market rates was a slight decrease in the Corporation's Interest Rate Spread. As shown in Table II, the Interest Rate Spread was 3.31% in 2003, 3.38% in 2002 and 3.17% in 2001. Though not shown in the Tables, the Interest Rate Spread was 2.53% in 2000.

The net interest margin, on a taxable-equivalent basis, was $35,482,000 in 2003, an increase of $1,519,000 or 4.5% over 2002. As reflected in Table III, the increase in net interest margin was caused by the growth in volume. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $4,129,000 in 2003 compared to 2002. Table III also shows that interest rate changes had the effect of decreasing net interest income $2,610,000 in 2003 compared to 2002.

In 2002, the net interest margin of $33,963,000 was $5,413,000, or 19.0%, higher than the net interest margin in 2001. In 2002, the increase in net interest margin resulted mainly from increases in volume of earning assets, and from declining interest rates on the Corporation's deposits and borrowed funds. Table III shows that changes in volume of earning assets and interest-bearing liabilities resulted in an increase in net interest income of $4,264,000 in 2002, while changes in rates increased net interest income $1,149,000.

Interest rate risk is always present in the banking industry. At this time of very low interest rates, the risk exists that, should rates rise significantly and rapidly, the Corporation would experience an increase in cost of funds, while long-term earning assets, such as fixed rate loans and investment securities, would continue to generate income at their current (low) rates. Management has taken actions to try to mitigate some of the risk associated with rising interest rates, without unduly sacrificing current earnings. Among the actions taken, management has attempted to "shorten" the average term to repricing of the mortgage-backed securities portion of the securities portfolio, and has attempted to "lengthen" the average term to repricing of borrowed funds. More information concerning the Corporation's interest rate risk position and monitoring procedures is provided in the "Interest Rate Risk" portion of Item 7A.

INTEREST INCOME AND EARNING ASSETS

The Corporation's major categories of interest-bearing assets are available-for-sale investment securities and loans. As shown in Table I, total interest income decreased to $59,019,000 in 2003 from $60,278,000 in 2002, a decline of 2.1%. Declining interest rates caused a decrease in interest and dividends from available-for-sale securities of $3,073,000, or 10.7%, despite a small increase in average balance for the year. Interest and fees on loans, on the other hand, increased $1,880,000, or 6.0%, in 2003 over 2002, as the positive earnings effect of higher average balances more than offset the dampening effect of a lower average rate of return.

Total interest income increased $3,372,000, or 5.9%, in 2002 over 2001. Interest and dividends from available-for-sale securities increased $1,758,000, or 6.5%, and interest and fees from loans increased $1,864,000, or 6.3%. Higher average balances of available-for-sale securities and loans in 2002 than in 2001 resulted in increases in interest income in 2002, despite lower average rates of return.

Throughout virtually all of 2001-2003, there was a "steep yield curve" (longer-term interest rates much higher than shorter-term rates). Several times in 2001 and 2002, management took advantage of the steep yield curve by borrowing funds and investing the proceeds in securities at a positive spread. This is reflected in Table II, which shows an increase in the average balance of the available-for-sale investment portfolio (at amortized cost) to $465,650,000 in 2002 from $395,908,000 in 2001. Although the steep yield curve was still present in 2003, management elected not to pursue opportunities for leveraged securities purchases to as great an extent as in the previous 2 years. In fact, the available-for-sale securities portfolio gradually shrunk over the course of 2003, with the proceeds used to help fund the very substantial growth in loans. Overall, the average balance of available-for-sale securities increased slightly in 2003, to $471,453,000. As can be expected in a declining rate environment, the average rate of return on available-for-sale securities portfolio declined, to 5.43% in 2003 from 6.16% in 2002 and 6.80% in 2001.

Table II also shows the composition of the available-for-sale securities portfolio, based on average balances. The most striking change over the 2001-2003 time period is the increased weighting in municipal bonds. In 2003, the average balance of municipal bonds was $146,371,000, or 31% of the total portfolio, up from 24% in 2002 and 20% in 2001. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

The Corporation's other major categories of available-for-sale securities are mortgage-backed securities, U.S. Government agency bonds, equity securities and other securities. Throughout much of 2001-2003, the Corporation experienced very rapid repayment of mortgage-backed securities. New mortgage-backed purchases in 2002 and 2003 consisted almost exclusively of "Hybrid ARMs," which are mortgage-backed securities issued by U.S. Government agencies. Hybrid ARMs have a fixed rate for some period of time (fixed rates on the Corporation's holdings range from 3-10 years), then reprice once a year thereafter, based on changes in a market rate (index), subject to annual and lifetime caps. Looking ahead to the possibility of a rising interest rate environment, Hybrid ARMs would typically provide a shorter average life, and faster principal repayments, than longer-term, fixed rate mortgage-backed securities. Equity securities consist mainly of bank stocks, and are discussed in more detail in the "Equity Securities" section of Item 7A. Other securities consist of corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions. Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years) that bear interest at fixed or variable rates.

In 2003, the average balance of loans outstanding "passed" the average balance of available-for-sale securities, and became the largest component of the earning asset base. Average loans outstanding increased $74,480,000, or 18.1%, in 2003, and $64,317,000, or 18.6%, in 2002. Much of the growth in the loan portfolio in 2003 and 2002 has been in real estate secured loans, including commercial as well as residential real estate loans. Lower market interest rates, which have spurred significant levels of refinancing, have resulted in many individuals' and businesses' willingness to take on more debt. Also, the Corporation's loan growth is attributable to the opening of the Muncy office in October 2000, along with the hiring of several additional lending personnel. Traditionally, because the Corporation's market area consists mainly of small rural communities, one-to-four family mortgage loans and other consumer loans have made up most of the loan portfolio. The mix between consumer and commercial loans has changed just slightly in recent years to a larger concentration in commercial loans. Based on an internal report from the Bank's loan system, total commercial loans outstanding, plus commitments, made up 43% of total loans and commitments as of December 31, 2003, up from 41% as of December 31, 2002 and 39% as of the end of 2001. In addition to its other consumer and commercial loan portfolios, the Corporation has a credit card operation, which is operated for the Corporation's customers and for other banks.

The average return on the total loan portfolio for 2003 was 6.88%, down from 7.67% in 2002 and 8.56% in 2001. The lower returns in 2003 and 2002 resulted mainly from significant levels of mortgage refinancings, and by lower returns on commercial loans with variable or adjustable rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell to $23,537,000 in 2003 from $26,315,000 in 2002 and $28,356,000 in 2001. As reflected in Table III, lower average rates had the effect of lowering interest expense $5,069,000 in 2003 and $7,184,000 in 2002. The impact of lower rates more than offset the effects on interest expense of higher average balances of interest-bearing liabilities. As shown in Table II, the average balance of total interest-bearing liabilities increased 9.1%, to $829,889,000 in 2003, and 18.1%, to $760,738,000 in 2002.

As reflected in Table III, interest expense from certificates of deposit (CDs) decreased $1,793,000 in 2003 and $1,532,000 in 2002. Most of the lower interest expense from CDs in 2003 was rate-related. However, the average balance also fell slightly, to $190,019,000 in 2003 from $195,099,000 in 2002. The lower average balance of CDs in 2003 was impacted by a few large withdrawals by not-for-profit and governmental entities for building projects. Although less quantifiable, management believes the lower average balance of CDs in 2003 may have resulted, in part, from individuals' willingness to invest funds in the improving U.S. stock market. The trend of decreasing CD balances may continue in 2004, depending on investors' perceptions of the attractiveness of alternative investment options. In 2002, the decrease in interest expense on CDs was rate-related, as the average balance of CDs increased 15.3%. The average rate incurred on CDs was 3.14% in 2003, 3.97% in 2002 and 5.48% in 2001.

Table III shows that interest expense from money market accounts decreased $1,258,000 in 2003, and $1,392,000 in 2002. Money market accounts are repriced weekly, and thus are highly rate sensitive. As shown in Table II, the average cost of money market funds was 1.43% in 2003, 2.31% in 2002 and 3.49% in 2001. Table II shows that the average balance of money market deposits increased 10.7%, to $190,161,000 in 2003, and 11.7%, to $171,767,000, in 2002.

In contrast to the other major types of deposits, interest expense from Individual Retirement Accounts (IRAs) increased $654,000 in 2003 and $455,000 in 2002. As shown in Table II, the average balance of IRAs increased 16.9%, to $106,216,000 in 2003, and 14.3%, to $90,856,000 in 2002. Throughout 2003 and
2002, the Corporation offered the highest IRA rate in its marketplace, which was instrumental in this growth. For several years, the Corporation's IRA product was adjustable rate, repriced quarterly based on an index, with a floor of 5%. Effective September 1, 2002, the Corporation made changes to its IRA products, including: (1) for new IRAs, reduced the floor to 3%, and removed the tie to an external index, on the quarterly repricing IRA product, and (2) began to offer the Index Powered CD as an additional IRA product. (Index Powered CDs are described in detail in Note 10 to the consolidated financial statements.) Many of the 5% IRAs will reprice in April 2004. Management will consider the current state of markets rates, as well as competitors' pricing, in determining the new IRA rate at that time. The average rate incurred on IRAs was 4.88% in 2003, 4.98% in 2002 and 5.12% in 2001.

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

Interest expense on average other borrowed funds decreased $171,000 in 2003, after increasing $1,278,000 in 2002. Average other borrowed funds balances increased to $242,358,000 in 2003 from $211,092,000 in 2002 and $151,615,000 in
2001. In 2003, new borrowings were required to help fund growth in loans and to sustain management's desired level of available-for-sale securities. As discussed in the "Interest Income - Earning Assets" section above, the Corporation borrowed funds in 2002, mainly to fund purchases of available-for-sale securities. Because of a favorable interest rate environment, throughout 2003 and 2002 the Corporation extended the terms of many its borrowings to establish a "ladder" of staggered maturities extending out (primarily) over 5 years. Note 9 to the consolidated financial statements presents more details regarding the composition of borrowed funds as of December 31, 2003 and 2002. Average interest rates on other borrowed funds fell to 3.67% in 2003, from 4.29% in 2002 and 5.13% in 2001.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                                   YEARS ENDED DECEMBER 31,    INCREASE(DECREASE)
                       (IN THOUSANDS)                             2003       2002      2001     03/02      02/01
INTEREST INCOME
Available-for-sale securities:
  U.S. Treasury securities                                       $     -   $    75   $   151   $   (75)   $   (76)
  Securities of other U.S. Government agencies and corporations    3,174     4,728     7,718    (1,554)    (2,990)
  Mortgage-backed securities                                       7,427    11,097     9,487    (3,670)     1,610
  Obligations of states and political subdivisions                10,768     8,641     6,216     2,127      2,425
  Equity securities                                                1,168     1,148     1,090        20         58
  Other securities                                                 3,054     2,975     2,244        79        731
                                                                 -------   -------   -------   -------    -------
    Total available-for-sale securities                           25,591    28,664    26,906    (3,073)     1,758
                                                                 -------   -------   -------   -------    -------
Held-to-maturity securities:
  U.S. Treasury securities                                            17        27        40       (10)       (13)
  Securities of other U.S. Government agencies and corporations       11        20        43        (9)       (23)
  Mortgage-backed securities                                           3         9        16        (6)        (7)
                                                                 -------   -------   -------   -------    -------
    Total held-to-maturity securities                                 31        56        99       (25)       (43)
                                                                 -------   -------   -------   -------    -------
Interest-bearing due from banks                                       10        17        82        (7)       (65)
Federal funds sold                                                     8        42       184       (34)      (142)
Loans:
  Real estate loans                                               27,116    25,454    23,431     1,662      2,023
  Consumer                                                         2,834     2,974     3,055      (140)       (81)
  Agricultural                                                       199       199       190         -          9
  Commercial/industrial                                            2,025     1,934     1,831        91        103
  Other                                                               56        69        68       (13)         1
  Political subdivisions                                           1,144       858     1,043       286       (185)
  Leases                                                               5        11        17        (6)        (6)
                                                                 -------   -------   -------   -------    -------
    Total loans                                                   33,379    31,499    29,635     1,880      1,864
                                                                 -------   -------   -------   -------    -------
Total Interest Income                                             59,019    60,278    56,906    (1,259)     3,372
                                                                 -------   -------   -------   -------    -------

INTEREST-BEARING LIABILITIES
Interest checking                                                    266       425       651      (159)      (226)
Money market                                                       2,712     3,970     5,362    (1,258)    (1,392)
Savings                                                              425       504     1,012       (79)      (508)
Certificates of deposit                                            5,959     7,752     9,284    (1,793)    (1,532)
Individual Retirement Accounts                                     5,182     4,528     4,073       654        455
Other time deposits                                                   17        36        35       (19)         1
Overnight borrowings                                                  91        44       161        47       (117)
Other borrowed funds                                               8,885     9,056     7,778      (171)     1,278
                                                                 -------   -------   -------   -------    -------
Total Interest Expense                                            23,537    26,315    28,356    (2,778)    (2,041)
                                                                 -------   -------   -------   -------    -------
Net Interest Income                                              $35,482   $33,963   $28,550   $ 1,519    $ 5,413
                                                                 =======   =======   =======   =======    =======

(1) Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Fees on loans are included with interest on loans and amounted to $1,323,000 in 2003, $1,268,000 in 2002 and $1,054,000 in 2001.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                                   2003                 2002                2001
                                                                             RATE OF             RATE OF             RATE OF
                                                                             RETURN/             RETURN/             RETURN/
                                                                             COST OF             COST OF             COST OF
                                                                 AVERAGE      FUNDS   AVERAGE     FUNDS    AVERAGE    FUNDS
                  (DOLLARS IN THOUSANDS)                         BALANCE        %     BALANCE       %      BALANCE      %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
 U.S. Treasury securities                                       $        -    0.00    $  1,241     6.04   $  2,506     6.03
 Securities of other U.S. Government agencies and corporations      67,218    4.72      75,646     6.25    113,186     6.82
 Mortgage-backed securities                                        176,800    4.20     209,539     5.30    150,838     6.29
 Obligations of states and political subdivisions                  146,371    7.36     113,540     7.61     78,741     7.89
 Equity securities                                                  28,084    4.16      21,858     5.25     21,060     5.18
 Other securities                                                   52,980    5.76      43,826     6.79     29,577     7.59
                                                                ----------    ----    --------    -----   --------    -----
  Total available-for-sale securities                              471,453    5.43     465,650     6.16    395,908     6.80
                                                                ----------    ----    --------    -----   --------    -----
Held-to-maturity securities:
 U.S. Treasury securities                                              320    5.31         511     5.28        742     5.39
 Securities of other U.S. Government agencies and corporations         220    5.00         331     6.04        680     6.32
 Mortgage-backed securities                                             64    4.69         131     6.87        205     7.80
                                                                ----------    ----    --------    -----   --------    -----
  Total held-to-maturity securities                                    604    5.13         973     5.76      1,627     6.08
                                                                ----------    ----    --------    -----   --------    -----
Interest-bearing due from banks                                      1,669    0.60       1,444     1.18      2,659     3.08
Federal funds sold                                                     680    1.18       2,698     1.56      5,064     3.63
Loans:
 Real estate loans                                                 399,353    6.79     338,133     7.53    279,828     8.37
 Consumer                                                           32,386    8.75      29,720    10.01     28,062    10.89
 Agricultural                                                        2,924    6.81       2,556     7.79      2,070     9.18
 Commercial/industrial                                              32,909    6.15      28,182     6.86     22,212     8.24
 Other                                                                 851    6.58       1,028     6.71        892     7.62
 Political subdivisions                                             16,649    6.87      10,929     7.85     13,108     7.96
 Leases                                                                 78    6.41         122     9.02        181     9.39
                                                                ----------    ----    --------    -----   --------    -----
  Total loans                                                      485,150    6.88     410,670     7.67    346,353     8.56
                                                                ----------    ----    --------    -----   --------    -----
  Total Earning Assets                                             959,556    6.15     881,435     6.84    751,611     7.57
Cash                                                                13,583              13,318              11,871
Unrealized gain/loss on securities                                  20,296              12,462               6,639
Allowance for loan losses                                           (5,908)             (5,453)             (5,370)
Bank premises and equipment                                         11,090              10,246               9,602
Other assets                                                        36,103              30,993              30,876
                                                                ----------            --------            --------
Total Assets                                                    $1,034,720            $943,001            $805,229
                                                                ==========            ========            ========
INTEREST-BEARING LIABILITIES
Interest checking                                               $   37,647    0.71    $ 37,984     1.12   $ 37,192     1.75
Money market                                                       190,161    1.43     171,767     2.31    153,738     3.49
Savings                                                             54,789    0.78      49,779     1.01     46,750     2.16
Certificates of deposit                                            190,019    3.14     195,099     3.97    169,275     5.48
Individual Retirement Accounts                                     106,216    4.88      90,856     4.98     79,482     5.12
Other time deposits                                                  1,666    1.02       1,814     1.98      1,916     1.83
Overnight borrowings                                                 7,033    1.29       2,347     1.87      4,012     4.01
Other borrowed funds                                               242,358    3.67     211,092     4.29    151,615     5.13
                                                                ----------    ----    --------    -----   --------    -----
          Total Interest-bearing Liabilities                       829,889    2.84     760,738     3.46    643,980     4.40
Demand deposits                                                     70,528              66,093              56,226
Other liabilities                                                   12,032               8,575               9,002
                                                                ----------            --------            --------
Total Liabilities                                                  912,449             835,406             709,208
                                                                ----------            --------            --------
Stockholders' equity, excluding other comprehensive income/loss    108,876              99,361              91,703
Other comprehensive income/loss                                     13,395               8,234               4,318
                                                                ----------            --------            --------
Total Stockholders' Equity                                         122,271             107,595              96,021
                                                                ----------            --------            --------
Total Liabilities and Stockholders' Equity                      $1,034,720            $943,001            $805,229
                                                                ==========            ========            ========
Interest Rate Spread                                                          3.31                 3.38                3.17
Net Interest Income/Earning Assets                                            3.70                 3.85                3.80

(1) Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2)  Nonaccrual loans are included in the loan balances above.

TABLE III - THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

                                                    YEARS ENDED 12/31/03 VS. 02     YEARS ENDED 12/31/02 VS. 01
                                                   CHANGE IN  CHANGE IN   TOTAL    CHANGE IN  CHANGE IN   TOTAL
               (IN THOUSANDS)                        VOLUME     RATE      CHANGE    VOLUME      RATE     CHANGE
EARNING ASSETS
Available-for-sale securities:
 U.S. Treasury securities                          $    (38)  $    (37)  $   (75)  $    (76)  $      -   $   (76)
 Securities of other U.S. Government agencies
  and corporations                                     (487)    (1,067)   (1,554)    (2,389)      (601)   (2,990)
 Mortgage-backed securities                          (1,579)    (2,091)   (3,670)     3,277     (1,667)    1,610
 Obligations of states and political
  subdivisions                                        2,424       (297)    2,127      2,655       (230)    2,425
 Equity securities                                      288       (268)       20         42         16        58
 Other securities                                       567       (488)       79        987       (256)      731
                                                   --------   --------   -------   --------   --------   -------
   Total available-for-sale securities                1,175     (4,248)   (3,073)     4,496     (2,738)    1,758
                                                   --------   --------   -------   --------   --------   -------
Held-to-maturity securities:
 U.S. Treasury securities                               (10)         -       (10)       (12)        (1)      (13)
 Securities of other U.S. Government agencies
  and corporations                                       (6)        (3)       (9)       (21)        (2)      (23)
 Mortgage-backed securities                              (4)        (2)       (6)        (5)        (2)       (7)
                                                   --------   --------   -------   --------   --------   -------
   Total held-to-maturity securities                    (20)        (5)      (25)       (38)        (5)      (43)
                                                   --------   --------   -------   --------   --------   -------
Interest-bearing due from banks                           2         (9)       (7)       (27)       (38)      (65)
Federal funds sold                                      (26)        (8)      (34)       (64)       (78)     (142)
Loans:
 Real estate loans                                    4,316     (2,654)    1,662      4,550     (2,527)    2,023
 Consumer                                               253       (393)     (140)       174       (255)      (81)
 Agricultural                                            27        (27)        -         41        (32)        9
 Commercial/industrial                                  304       (213)       91        442       (339)      103
 Other                                                  (12)        (1)      (13)         9         (8)        1
 Political subdivisions                                 404       (118)      286       (171)       (14)     (185)
 Leases                                                  (3)        (3)       (6)        (5)        (1)       (6)
                                                   --------   --------   -------   --------   --------   -------
   Total loans                                        5,289     (3,409)    1,880      5,040     (3,176)    1,864
                                                   --------   --------   -------   --------   --------   -------
Total Interest Income                                 6,420     (7,679)   (1,259)     9,407     (6,035)    3,372
                                                   --------   --------   -------   --------   --------   -------

INTEREST-BEARING LIABILITIES
Interest checking                                        (4)      (155)     (159)        14       (240)     (226)
Money market                                            389     (1,647)   (1,258)       574     (1,966)   (1,392)
Savings                                                  47       (126)      (79)        62       (570)     (508)
Certificates of deposit                                (197)    (1,596)   (1,793)     1,277     (2,809)   (1,532)
Individual Retirement Accounts                          751        (97)      654        570       (115)      455
Other time deposits                                      (3)       (16)      (19)        (2)         3         1
Overnight borrowings                                     65        (18)       47        (51)       (66)     (117)
Other borrowed funds                                  1,243     (1,414)     (171)     2,699     (1,421)    1,278
                                                   --------   --------   -------   --------   --------   -------
Total Interest Expense                                2,291     (5,069)   (2,778)     5,143     (7,184)   (2,041)
                                                   --------   --------   -------   --------   --------   -------

Net Interest Income                                $  4,129   $ (2,610)  $ 1,519   $  4,264   $  1,149   $ 5,413
                                                   ========   ========   =======   ========   ========   =======

(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

2003/2002/2001

Total noninterest income increased $1,882,000, or 19.8%, in 2003 over 2002. In 2002, total noninterest income increased $1,472,000, or 18.3%, compared to 2001. The increases in net realized security gains in 2003 and 2002 are discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

2003 VS. 2002

- Insurance commissions and fees dropped $186,000, or 32.2%, for 2003 compared to 2002. The decrease in insurance-related revenues had 2 components: (1) a decrease in revenues of $135,000 from Bucktail Life Insurance Company ("Bucktail"), a subsidiary of the Corporation that reinsures credit and mortgage life and accident and health insurance, and
     (2) a decrease in revenues of $51,000 from the insurance division of C & N Financial Services Corporation ("C&NFSC"). The decrease in Bucktail revenues is mainly attributed to timing items which are not expected to be indicative of a long-term decline. The chief reason for the decline in Bucktail revenues is the implementation of credit insurance changes to comply with the Home Owners Equity Protection Act (HOEPA) that became effective October 1, 2002. Under HOEPA, it is necessary to provide insurance protection on an outstanding daily balance method, rather than on a single premium basis. C&NFSC, a subsidiary of Citizens & Northern Bank, began its insurance agency operations in 2000, with limited activity to date. C&NFSC insurance revenues amounted to $110,000 in 2003 and $161,000 in 2002. Management continues to explore opportunities to expand insurance related revenues.

- The increase in cash surrender value of life insurance fell $138,000 to $715,000 in 2003 from $853,000 in 2002. The Corporation's policy return is determined, in part, by the amount of earnings generated from a pooled separate investment trust held by the life insurance company. In 2003, earnings on that pooled separate trust fund have been lower than in 2002, which is reflective of lower market yields on debt securities.

- Credit card fee income has increased mainly due to the formation of a "Reward Card Program" which pays users a rebate for using their credit card. This program was started in April 2003 and has had the desired effect of raising card usage. This, along with an increased rate on interchange fees, has raised overall credit card fees 24.2% in 2003.

- Other operating income increased 13.8% due mainly to an increase in gains from the sales of other real estate of $51,000 and from the receipt of a grant of $33,000 for staff training.

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

TABLE IV - COMPARISON OF NONINTEREST INCOME

           (IN THOUSANDS)                      2003     % CHANGE    2002   % CHANGE    2001
Service charges on deposit accounts           $ 1,746      1.2    $ 1,725    25.4    $ 1,376
Service charges and fees                          287     11.2        258     4.5        247
Trust and financial management revenue          1,733     (1.3)     1,755    11.4      1,576
Insurance commissions, fees and premiums          391    (32.2)       577    (0.9)       582
Increase in cash surrender value of life
 insurance                                        715    (16.2)       853    (5.7)       905
Fees related to credit card operation             784     24.2        631    14.7        550
Other operating income                            939     13.8        825    (6.7)       884
                                              -------    -----    -------    ----    -------
Total other income before realized gains on
 securities, net                                6,595     (0.4)     6,624     8.2      6,120
Realized gains on securities, net               4,799     66.2      2,888    50.4      1,920
                                              -------    -----    -------    ----    -------
Total Other Income                            $11,394     19.8    $ 9,512    18.3    $ 8,040
                                              =======    =====    =======    ====    =======

OTHER NONINTEREST EXPENSE

2003/2002/2001

Total noninterest expense increased 6.1% in 2003, to $22,114,000. In 2002, total noninterest expense was $20,849,000, or 11.7% higher than in 2001.

2003 VS. 2002

Salaries and wages increased $278,000, or 3.0%, for 2003 compared to 2002. The increase is mainly the result of annual merit raises, generally ranging from 2%-5%, and an increase in number of employees. Included in salaries and wages expense is incentive bonus expense. The incentive bonus plan provides for compensation to be paid to certain key officers, with the payment amounts based on a combination of personal and corporate performance. Incentive bonus expense for 2003 decreased $423,000 from the 2002 amount, as a lower amount of growth in noninterest revenue (as defined) limited the amount of bonuses attributable to overall corporate performance. Excluding incentive bonus expense, salaries and wages increased 8.4% in 2003 over 2002.

Pensions and other employee benefits increased $666,000, or 25.1%, in 2003 over 2002. Pension expense from the Corporation's defined benefit pension plan increased $232,000 in 2003 over 2002. Although the defined benefit pension plan remains adequately funded, a decline in the market value of plan assets, along with an increased number of covered employees, contributed to the increase in expense in 2003. Note 12 to the consolidated financial statements provides more information related to the defined benefit pension plan. Group health insurance expense increased $112,000 in 2003, mainly due to increases in rates. Included in this category is professional fees related to employee benefit plan matters. In 2003, these professional fees increased $113,000.

Occupancy expense increased $201,000, or 18.4%, in 2003 over 2002. The greatest portion of the increase in occupancy expense is attributable to increased costs of $57,000 for building maintenance and repairs. Depreciation expense also rose $47,000 from 2002's level, as the Corporation recorded depreciation on building renovation costs that have taken place in several locations. Total energy costs increased $44,000, primarily due to higher utility rates in several locations, as well as the initial expenses associated with the Williamsport facility during the latter portion of 2003.

Furniture and equipment expense decreased $160,000, or 10.4%, in 2003 compared to 2002. The largest decrease within this category was in depreciation expense, which decreased $182,000 or 19.9%. There were several substantial capital expenditures, which became fully depreciated in 2002, reducing the expense for 2003.

In total, other expense increased $122,000, or 2.4%, in 2003 over 2002. This category includes many different types of expenses. The most significant changes within this category are as follows:

     - Bank professional fees increased $94,000, to $371,000. Included in this category was approximately $80,000 in expenses for a consulting firm that has assisted with the core banking software evaluation and search.

     - Telephone - data line expenses increased $68,000, to $325,000. These expenses increased due to upgrades of several lines.

     - Marketing research expenses increased $54,000, to $68,000. In 2003, increased expenses were incurred for demographic and other marketing-related data.

     - Expenses of Bucktail Life Insurance Company decreased $230,000, to $105,000. In 2003, a lower amount of life insurance claims were incurred than in 2002. In addition to the direct effect of lower claims, the lower amount of claims also had the effect of lowering reserves for future claims.

     - Expenses related to maintaining other real estate properties decreased $50,000, to $33,000.

2002 VS. 2001

Salaries and wages increased $925,000, or 10.9%, in 2002 compared to 2001. The increase is the result of annual merit raises ranging from 2%-5%, an increase in the number of employees and an increase in incentive bonus expense. Total incentive bonus expense increased $185,000 in 2002. Excluding incentive bonus expense, salaries and wages expense increased 9.7% in 2002 over 2001.

Pensions and other employee benefits increased $438,000, or 19.8%, in 2002 over 2001. A portion of this increase is directly related to the increase in salaries and wages. Also, pension expense from the Corporation's defined benefit pension plan increased $245,000 in 2002 over 2001. A decline in the market value of plan assets was the main cause of the increase in expense in 2002.

Other expense increased $704,000, or 15.9%, in 2002 over 2001. The most significant changes within this category are as follows:

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

TABLE V - COMPARISON OF NONINTEREST EXPENSE

           (IN THOUSANDS)                      2003     % CHANGE    2002   % CHANGE    2001
Salaries and wages                           $  9,696      3.0    $ 9,418    10.9    $ 8,493
Pensions and other employee benefits            3,317     25.1      2,651    19.8      2,213
Occupancy expense, net                          1,295     18.4      1,094     7.5      1,018
Furniture and equipment expense                 1,372    (10.4)     1,532     7.1      1,431
Expenses related to credit card operation         385     35.1        285    (3.4)       295
Pennsylvania shares tax                           792      7.9        734    (7.1)       790
Other operating expense                         5,257      2.4      5,135    15.9      4,431
                                             --------    -----    -------    ----    -------
Total Other Expense                          $ 22,114      6.1    $20,849    11.7    $18,671
                                             ========    =====    =======    ====    =======

INCOME TAXES

The "Earnings Overview" section of Management's Discussion and Analysis includes a discussion of the Corporation's income tax provision in 2003, 2002 and 2001.

A more complete analysis of income taxes is presented in Note 13 to the consolidated financial statements.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "NET INTEREST MARGIN" section of Management's Discussion and Analysis. In particular, the discussion of changes in available-for-sale securities, loans, deposits and borrowed funds in 2003 is sufficient to explain the overall change in the year-end balances in 2003 compared to 2002. Other significant balance sheet items - the allowance for loan losses and stockholders' equity - are discussed in separate sections of Management's Discussion and Analysis.

Table VI shows the composition of the investment portfolio at December 31, 2003, 2002 and 2001.

Premises and equipment, net of accumulated depreciation, increased to $12,482,000 at December 31, 2003 from $10,333,000 at December 31, 2002. The total cost of premises and equipment purchases was $3,360,000 in 2003, $1,712,000 in 2002 and $1,935,000 in 2001. In 2003, the Corporation purchased the land and building, and began renovations, for the Williamsport facility that is expected to open in 2004. Through December 31, 2003, the total cost of the Williamsport project was approximately $1.8 million. Other significant capital projects in 2003 included remodeling and addition to the Sayre facility, remodeling of the Elkland facility, and purchases of an additional 80 thin client computer stations for teller lines throughout the branch network. In 2002, the most significant capital projects included renovations to the Tioga and Athens offices, and completion of renovations to a leased facility in Wellsboro. Other major categories of capital purchases in 2002 included purchases of computer hardware and software, and purchase and demolition of property adjacent to the Wysox office. In 2001, the most significant capital purchases were for new proof of deposit software, renovations to branches and a new telephone system. Depreciation expense amounted to $1,211,000 in 2003, $1,346,000 in 2002 and $1,300,000 in 2001.

Management expects the total cost of capital expenditures for 2004 to be quite high in comparison to the Corporation's historical standards, in the range of $5 million to $8 million. More information concerning possible capital projects in 2004 is provided in the "Outlook for 2004" section of Management's Discussion and Analysis. As stated in the "Outlook for 2004" section, management does not expect capital expenditures, though high, to have a material, detrimental effect on the Corporation's financial condition or results of operations in 2004.

TABLE VI - INVESTMENT SECURITIES

                                                                        AS OF DECEMBER 31,
                                                          2003                 2002                  2001
                                                  AMORTIZED    FAIR    AMORTIZED      FAIR   AMORTIZED   FAIR
                                                    COST      VALUE      COST         VALUE    COST      VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                  $       -  $      -  $       -  $       -  $   2,503  $  2,557
Obligations of other U.S. Government agencies        61,437    61,070     71,657     72,348     75,295    75,172
Obligations of states and political subdivisions    159,128   162,418    127,690    130,879     95,835    95,261
Other securities                                     45,992    47,648     62,296     63,592     34,315    34,532
Mortgage-backed securities                          168,285   169,208    207,244    212,276    198,269   198,975
                                                  ---------  --------  ---------  ---------  ---------  --------
Total debt securities                               434,842   440,344    468,887    479,095    406,217   406,497
Marketable equity securities                         29,951    42,688     24,886     33,080     19,745    27,472
                                                  ---------  --------  ---------  ---------  ---------  --------
Total                                             $ 464,793  $483,032  $ 493,773  $ 512,175  $ 425,962  $433,969
                                                  =========  ========  =========  =========  =========  ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                  $     319  $    349  $     321  $     359  $     726  $    735
Obligations of other U.S. Government agencies           199       216        297        322        547       561
Mortgage-backed securities                               42        44         89         93        175       181
                                                  ---------  --------  ---------  ---------  ---------  --------
Total                                             $     560  $    609  $     707  $     774  $   1,448  $  1,477
                                                  =========  ========  =========  =========  =========  ========

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

Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. This assessment is conducted under the direction of the Bank's Chief Financial Officer and Executive Vice President in charge of Commercial Lending, with input from the Bank's President and other Branch and Lending Staff. The assessment process includes review of identified risk elements in the loan portfolio, including the "Watch List", past due reports and other information. The "Watch List" is a collection of loans that have a history of delinquency, collateral deficiency, cash flow problems, or other factors that have come to management's attention to create the need for special monitoring. One of the key aspects of the quarterly assessment is a meeting including the Chief Financial Officer, Executive Vice President in charge of Commercial Lending and the applicable Loan Officer responsible for each Watch List relationship with an outstanding balance of $200,000 or more. This meeting includes an updated assessment of collection activities and planning for each such relationship, as well as evaluation of the Bank's probable loss (if any).

The Bank also engages a consulting firm each year to perform an independent credit review. Their review is performed annually on credit relationships of $250,000 and higher as well as other selected credit relationships. Management gives substantial consideration to the classifications and recommendations of the independent credit reviewer in determining the allowance for loan losses.

The allowance for loan losses includes two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects expected losses resulting from the analysis of individual (Watch List) loans and historical loss experience, as modified for identified trends and concerns, for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan, modified for risk adjustment factors identified by management for each type of loan. The charge-off ratio, as modified, is then applied to the current outstanding loan balance for each type of loan (net of Watch List loans that are individually evaluated).

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

Table IX reflects an allowance for losses related to impaired loans of $1,542,000 at December 31, 2003. This amount reflects management's evaluations of impairment associated with specific loan relationships. Management believes it has been conservative, but reasonable, in its loan impairment calculations. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2003.

As noted in Table IX, the unallocated portion of the allowance for loan losses was $2,117,000 at December 31, 2003 and $1,759,000 at December 31, 2002. The
unallocated balances ranged from $1,759,000 to $2,219,000 in 2003 and $1,759,000 to $2,222,000 in 2002. In evaluating the unallocated portion of the allowance, management considers several trends, including comparisons of loan loss data to other financial institutions and tracking of delinquency and charge-off trends. Total 90 day or more past due loans, plus nonaccrual loans, amounted to $3,691,000 (0.70% of total loans) at December 31, 2003, which is fairly consistent with the corresponding amount at December 31, 2002 of $3,570,000 (0.79% of total loans). Total 30-89 day past due loans amounted to $12,208,000 (2.33% of total loans) at December 31, 2003, up from $8,853,000 (1.96% of total loans) at December 31, 2002. Management is monitoring the increase in 30-89 day past due loans to determine whether it is a sustainable trend, and will increase the allowance in 2004 if appropriate. As reflected in Table VIII, gross and net charge-offs were higher in 2003 than in any of the previous 4 years. Gross charge-offs of $968,000 included approximately $300,000 from charge-offs related to 2 commercial loan relationships during the 1st quarter 2003. These 2 relationships had been identified as impaired, with allowances fully provided, at December 31, 2002.

The allocation of the allowance for loan losses at December 31, 2001 and 2000, as presented in Table IX, reflects reclassifications of amounts among categories compared to amounts presented in prior years. These reclassifications reflect an increase in the amount of allowance presented for impaired loans, and decreases in the allowance amounts for other categories.

The provision for loan losses amounted to $1,100,000 in 2003, $940,000 in 2002 and $600,000 in 2001. The amount of the provision in each year is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VII, VIII, IX and X present an analysis of the loan portfolio, the allowance for loan losses, the allocation of the allowance and a five-year summary of loans by type.

TABLE VII - FIVE-YEAR HISTORY OF LOAN LOSSES (IN THOUSANDS)

                                    2003        2002         2001        2000        1999       AVERAGE
Year-end gross loans, excluding
  unearned discount               $524,897    $451,145     $379,228    $328,305     $310,892    $398,893
Year-end allowance for loan
  Losses                             6,097       5,789        5,265       5,291        5,131       5,515
Year-end nonaccrual loans            1,145       1,252        1,050       1,608        1,956       1,402
Year-end loans 90 days or more
  past due and still accruing        2,546       2,318        2,067       1,221        1,797       1,990
Net charge-offs                        792         416          626         516          449         560
Provision for loan losses            1,100         940          600         676          760         815
Earnings coverage of charge-
  Offs                                20.5        36.0         19.3        16.4         25.6        22.6
Allowance coverage of charge-
  Offs                                 7.7        13.9          8.4        10.3         11.4         9.8
Net charge-offs as a % of
  provision for loan losses           72.0%       44.3%       104.3%       76.3%        59.1%       68.7%

TABLE VIII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                     2003        2002         2001        2000         1999
Balance, beginning of year         $  5,789    $  5,265     $  5,291    $  5,131     $  4,820
                                   --------    --------     --------    --------     --------
Charge-offs:
  Real estate loans                     168         123          144         272           81
  Installment loans                     326         116          138          77          138
  Credit cards and related plans        171         190          200         214          192
  Commercial and other loans            303         123          231          53          219
                                   --------    --------     --------    --------     --------
Total charge-offs                       968         552          713         616          630
                                   --------    --------     --------    --------     --------
Recoveries:
  Real estate loans                      75          30            6          26           81
  Installment loans                      52          30           27          23           60
  Credit cards and related plans         17          18           20          28           30
  Commercial and other loans             32          58           34          23           10
                                   --------    --------     --------    --------     --------
Total recoveries                        176         136           87         100          181
                                   --------    --------     --------    --------     --------
Net charge-offs                         792         416          626         516          449
Provision for loan losses             1,100         940          600         676          760
                                   --------    --------     --------    --------     --------
Balance, end of year               $  6,097    $  5,789     $  5,265    $  5,291     $  5,131
                                   ========    ========     ========    ========     ========

TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                          2003        2002        2001        2000        1999
Commercial               $ 1,578     $ 1,315     $   852     $   441    $ 2,081
Consumer mortgage            456         460         188         187        834
Impaired loans             1,542       1,877       1,736       2,393        609
Consumer                     404         378         302         287        437
All other commitments          -           -           -           -        150
Unallocated                2,117       1,759       2,187       1,983      1,020
                         -------     -------     -------     -------    -------
Total Allowance          $ 6,097     $ 5,789     $ 5,265     $ 5,291    $ 5,131
                         =======     =======     =======     =======    =======

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE X - FIVE-YEAR SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                    2003       %       2002      %       2001      %       2000      %       1999       %
Real estate - construction        $   2,856    0.54  $    103    0.02  $  1,814    0.48  $    452    0.14  $    649     0.21
Real estate - mortgage              431,047   82.13   370,453   82.12   306,264   80.76   263,325   80.21   247,604    79.64
Consumer                             33,977    6.47    31,532    6.99    29,284    7.72    28,141    8.57    29,140     9.37
Agricultural                          2,948    0.56     3,024    0.67     2,344    0.62     1,983    0.60     1,899     0.61
Commercial                           34,967    6.66    30,874    6.84    24,696    6.51    20,776    6.33    18,050     5.81
Other                                 1,183    0.23     2,001    0.44     1,195    0.32       948    0.29     1,025     0.33
Political subdivisions               17,854    3.40    13,062    2.90    13,479    3.55    12,462    3.80    12,332     3.97
Lease receivables                        65    0.01        96    0.02       152    0.04       218    0.07       222     0.07
                                  ---------  ------  --------  ------  --------  ------  --------  ------  --------   ------
Total                               524,897  100.00   451,145  100.00   379,228  100.00   328,305  100.00   310,921   100.00
Less: unearned discount                   -                 -                 -                 -               (29)
                                  ---------          --------          --------          --------          --------
                                    524,897           451,145           379,228           328,305           310,892
Less: allowance for loan losses      (6,097)           (5,789)           (5,265)           (5,291)           (5,131)
                                  ---------          --------          --------          --------          --------
Loans, net                        $ 518,800          $445,356          $373,963          $323,014          $305,761
                                  =========          ========          ========          ========          ========

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XI presents the Corporation's significant fixed and determinable contractual obligations as of December 31, 2003, by payment date. The payment amounts represent those amounts due to the recipients, including interest, and are not discounted to present value.

TABLE XI - CONTRACTUAL OBLIGATIONS
(IN THOUSANDS)

                                   1 YEAR       1-3        3-5        OVER 5
    CONTRACTUAL OBLIGATIONS       OR LESS      YEARS      YEARS       YEARS       TOTAL
    -----------------------       --------   ---------   --------    --------    --------
Time deposits                     $185,736   $  88,083   $ 36,312    $    168    $310,299
Short-term borrowings - Federal
  Home Loan Bank of Pittsburgh       7,558           -          -           -       7,558
Long-term borrowings:
  Federal Home Loan Bank of
    Pittsburgh                      34,883      94,536     57,933      19,821     207,173
  Repurchase agreements             21,199      27,107      4,725           -      53,031
                                  --------   ---------   --------    --------    --------
Total                             $249,376   $ 209,726   $ 98,970    $ 19,989    $578,061
                                  ========   =========   ========    ========    ========

In addition to the amounts described in Table XI, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $362,242,000 at December 31, 2003. The Corporation also has obligations related to overnight borrowings with the Federal Home Loan Bank of Pittsburgh and overnight customer repurchase agreements with principal balances totaling $30,263,000 at December 31, 2003.

The Corporation has no capital leases as of December 31, 2003, and commitments related to operating leases and other purchase commitments are not significant.

The Corporation's significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 15 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by various securities and mortgage loans. At December 31, 2003, the Corporation had unused borrowing availability with correspondent banks and FHLB - Pittsburgh totaling approximately $218,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

Historically, one of the tools used to monitor a bank's longer-term liquidity situation has been the loan-to-deposit ratio. As of December 31, 2003, this ratio was 79%, which is a moderate-to-low ratio by banking industry standards, but much higher than the Corporation's position has been in many years. The higher than historical level of loans-to-deposits reflects the Corporation's very strong loan growth over the past few years. The loan-to-deposit ratio was 70% at December 31, 2002, 65% at December 31, 2001 and 61% at December 31, 2000. Management believes the current, higher loan-to-deposit ratio is an indicator that some of the Corporation's historical liquidity "cushion" has been reduced; however, the current position continues to provide sufficient funds for maintenance of a substantial investment securities portfolio. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and moderate - to-low loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained extremely strong capital positions. Details concerning the Corporation's and the Bank's regulatory capital amounts and ratios are presented in Note 17 to the consolidated financial statements. As reflected in Note 17, at December 31, 2003 and 2002, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

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

COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in the equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income". For the Corporation, other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income should not be construed to be a measure of net income. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Total comprehensive income was $16,148,000 in 2003, $21,821,000 in 2002 and $17,254,000 in 2001. Other comprehensive income (loss) amounted to ($109,000) in 2003, $6,862,000 in 2002 and $5,202,000 in 2001.

INFLATION

Over the last several years, direct inflationary pressures on the Corporation's payroll-related and other noninterest costs have been modest. The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require additional, prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement announces, "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation." The Corporation first adopted the disclosure requirements of SFAS No. 148 in the 2002 annual financial statements, and in interim financial statements issued in 2003. However, as permitted by SFAS No. 148, the Corporation continues to use the intrinsic value method of accounting for stock options (rather than the fair value method). Notes 1 and 12 to the consolidated financial statements present more details concerning the Corporation's stock-based compensation plans.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No.
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of this statement did not have an effect on the Corporation's earnings, financial condition or equity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously, these financial instruments would have been classified entirely as equity, or between the liabilities and equity section of the balance sheet. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement were effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have an effect on the Corporation's earnings, financial condition or equity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The FASB then revised Interpretation No. 46 in December 2003. Interpretation No. 46, as revised, is intended to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to this interpretation, as revised, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation, as revised, changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Certain of the requirements of this interpretation, as revised, were effective in 2003, while other requirements will become effective in 2004. The adoption of the interpretation, as revised, did not have an effect on the Corporation's earnings, financial condition or equity in 2003, and management does not expect any impact in 2004.

In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revision retains the requirements of the original version of SFAS No. 132, and adds additional disclosure requirements, such as descriptions of types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. Adoption of the revision to SFAS No. 132 did not have an effect on the Corporation's earnings, financial condition or equity. Most of the additional disclosure requirements became effective for the Corporation's December 31, 2003, financial statements, and are included in the description of defined benefit plans in Note 12 to the consolidated financial statements.

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

The Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of the Bank are included in management's monthly simulation model calculations. Since the Bank makes up more than 90% of the Corporation's total assets and liabilities, and because the Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of other assets and liabilities, such as premises and equipment and accrued interest. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the baseline one-year scenario. The policy limit for market value variance is minus 30% from the baseline one-year scenario. As reflected in the table that follows, as of December 31, 2003, the Bank's net interest income calculations show a decrease of 3.5% in the +200 basis point scenario and a decrease of 4.2% in the - 200 basis point scenario. Both of these levels are well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 35.5%, which exceeds the policy threshold and is indicative of a long-term sensitivity to rising rates. At this time, in light of the small amount of exposure to decline in net interest income over the next 12 months, as well as the strong capital and liquidity positions of the Bank and the Corporation, management does not intend to restructure the financial assets and liabilities to reduce the market value of portfolio equity exposure to fall within the Board policy mark. However, management will continue to monitor the market value of portfolio equity position on a monthly basis, and will continue to consider options for reducing exposure to rising rates.

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

THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

                                                              PERIOD ENDING DECEMBER 31, 2004

                                                    CURRENT    PLUS 200            MINUS 200
                  (IN THOUSANDS)                    INTEREST    BASIS                BASIS
              DECEMBER 31, 2003 DATA                 RATES      POINTS              POINTS
                                                    SCENARIO    AMOUNT   % CHANGE   AMOUNT     % CHANGE
Interest income                                     $ 54,126   $ 58,319            $  48,386
Interest expense                                      20,676     26,047               16,343
                                                    --------   --------            ---------
Net Interest Income                                 $ 33,450   $ 32,272    -3.5%   $  32,043     -4.2%
                                                    ========   ========    ====    =========     ====

Market Value of Portfolio Equity at Dec. 31, 2003   $123,499   $ 79,649   -35.5%   $ 152,462     23.5%
                                                    ========   ========    ====    =========     ====

                                                              PERIOD ENDING DECEMBER 31, 2004

                                                    CURRENT    PLUS 200            MINUS 200
                  (IN THOUSANDS)                    INTEREST    BASIS                BASIS
              DECEMBER 31, 2002 DATA                 RATES      POINTS              POINTS
                                                    SCENARIO    AMOUNT   % CHANGE   AMOUNT     % CHANGE
Interest income                                     $ 54,989   $ 59,608            $  49,607
Interest expense                                      24,132     29,320               19,083
                                                    --------   --------   -----    ---------
Net Interest Income                                 $ 30,857   $ 30,288    -1.8%   $  30,524     -1.1%
                                                    ========   ========   =====    =========     ====
Market Value of Portfolio Equity at Dec. 31, 2002   $108,144   $ 71,117   -34.2%   $ 130,764     20.9%
                                                    ========   ========   =====    =========     ====

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other equity securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $11,347,000 at December 31, 2003 and $6,997,000 at December 31, 2002.

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

Equity securities held as of December 31, 2003 and 2002 are as follows:

(IN THOUSANDS)

                                                        HYPOTHETICAL  HYPOTHETICAL
                                                            10%           20%
                                                        DECLINE IN     DECLINE IN
                                                FAIR       MARKET        MARKET
      AT DECEMBER 31, 2003           COST      VALUE       VALUE         VALUE
Banks and bank holding companies   $ 16,375   $ 29,288    $ (2,929)    $  (5,858)
Other equity securities              13,576     13,400      (1,340)       (2,680)
                                   --------   --------    --------     ---------
     Total                         $ 29,951   $ 42,688    $ (4,269)    $  (8,538)
                                   ========   ========    ========     =========

                                                        HYPOTHETICAL  HYPOTHETICAL
                                                            10%           20%
                                                        DECLINE IN     DECLINE IN
                                                FAIR       MARKET        MARKET
      AT DECEMBER 31, 2002           COST      VALUE       VALUE         VALUE
Banks and bank holding companies   $ 16,336   $ 24,511   $  (2,451)    $  (4,902)
Other equity securities               8,550      8,569        (857)       (1,714)
                                   --------   --------    --------     ---------
     Total                         $ 24,886   $ 33,080   $  (3,308)    $  (6,616)
                                   ========   ========   =========     =========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET

                                                                     DECEMBER 31,  DECEMBER 31,
(In Thousands Except Share Data)                                         2003          2002
ASSETS
Cash and due from banks:
     Noninterest-bearing                                              $   13,938    $   14,185
     Interest-bearing                                                      1,233           715
                                                                      ----------    ----------
          Total cash and cash equivalents                                 15,171        14,900

Available-for-sale securities                                            483,032       512,175
Held-to-maturity securities                                                  560           707
Loans, net                                                               518,800       445,356
Bank-owned life insurance                                                 17,473        16,758
Accrued interest receivable                                                5,632         5,960
Bank premises and equipment, net                                          12,482        10,333
Foreclosed assets held for sale                                              101            56
Other assets                                                              13,650        12,523
                                                                      ----------    ----------

TOTAL ASSETS                                                          $1,066,901    $1,018,768
                                                                      ==========    ==========

LIABILITIES
Deposits:
     Noninterest-bearing                                              $   75,616    $   70,824
     Interest-bearing                                                    582,449       569,480
                                                                      ----------    ----------
          Total deposits                                                 658,065       640,304

Dividends payable                                                          1,763         1,586
Short-term borrowings                                                     37,763        43,635
Long-term borrowings                                                     235,190       208,214
Accrued interest and other liabilities                                     8,777         9,192
                                                                      ----------    ----------

TOTAL LIABILITIES                                                        941,558       902,931
                                                                      ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
   shares; issued 8,226,033 in 2003 and 5,431,021 in 2002                  8,226         5,431
Stock dividend distributable                                               2,164         1,639
Paid-in capital                                                           20,104        21,153
Retained earnings                                                         84,940        77,584
                                                                      ----------    ----------
     Total                                                               115,434       105,807
Accumulated other comprehensive income                                    12,037        12,146
Unamortized stock compensation                                               (54)          (49)
Treasury stock, at cost:
     211,408 shares at December 31, 2003                                  (2,074)
     145,415 shares at December 31, 2002                                                (2,067)
                                                                      ----------    ----------

TOTAL STOCKHOLDERS' EQUITY                                               125,343       115,837
                                                                      ----------    ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $1,066,901    $1,018,768
                                                                      ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        YEARS ENDED DECEMBER 31,
                                                                      2003       2002       2001
INTEREST INCOME
Interest and fees on loans                                          $ 32,235   $ 30,641   $ 28,592
Interest on balances with depository institutions                         10         17         82
Interest on loans to political subdivisions                              781        587        719
Interest on federal funds sold                                             8         42        184
Income from available-for-sale and held-to-maturity securities:
     Taxable                                                          13,686     19,051     19,752
     Tax-exempt                                                        7,335      5,799      4,242
     Dividends                                                         1,168      1,148      1,090
                                                                    --------   --------   --------
Total interest and dividend income                                    55,223     57,285     54,661
                                                                    --------   --------   --------
INTEREST EXPENSE
Interest on deposits                                                  14,561     17,215     20,417
Interest on short-term borrowings                                        487        916      3,944
Interest on long-term borrowings                                       8,489      8,184      3,995
                                                                    --------   --------   --------
Total interest expense                                                23,537     26,315     28,356
                                                                    --------   --------   --------
Interest margin                                                       31,686     30,970     26,305

Provision for loan losses                                              1,100        940        600
                                                                    --------   --------   --------
Interest margin after provision for loan losses                       30,586     30,030     25,705
                                                                    --------   --------   --------
OTHER INCOME
Service charges on deposit accounts                                    1,746      1,725      1,376
Service charges and fees                                                 287        258        247
Trust and financial management revenue                                 1,733      1,755      1,576
Insurance commissions, fees and premiums                                 391        577        582
Increase in cash surrender value of life insurance                       715        853        905
Fees related to credit card operation                                    784        631        550
Other operating income                                                   939        825        884
                                                                    --------   --------   --------
Total other income before realized gains on securities, net            6,595      6,624      6,120
Realized gains on securities, net                                      4,799      2,888      1,920
                                                                    --------   --------   --------
Total other income                                                    11,394      9,512      8,040
                                                                    --------   --------   --------
OTHER EXPENSES
Salaries and wages                                                     9,696      9,418      8,493
Pensions and other employee benefits                                   3,317      2,651      2,213
Occupancy expense, net                                                 1,295      1,094      1,018
Furniture and equipment expense                                        1,372      1,532      1,431
Expenses related to credit card operation                                385        285        295
Pennsylvania shares tax                                                  792        734        790
Other operating expense                                                5,257      5,135      4,431
                                                                    --------   --------   --------
Total other expenses                                                  22,114     20,849     18,671
                                                                    --------   --------   --------
Income before income tax provision                                    19,866     18,693     15,074
Income tax provision                                                   3,609      3,734      3,022
                                                                    --------   --------   --------
NET INCOME                                                          $ 16,257   $ 14,959   $ 12,052
                                                                    ========   ========   ========
NET INCOME PER SHARE - BASIC                                        $   2.01   $   1.85   $   1.49
                                                                    ========   ========   ========
NET INCOME PER SHARE - DILUTED                                      $   2.00   $   1.84   $   1.49
                                                                    ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                    ACCUMULATED
                                                      STOCK                            OTHER     UNAMORTIZED
                                            COMMON   DIVIDEND    PAID-IN  RETAINED COMPREHENSIVE    STOCK     TREASURY
                                            STOCK  DISTRIBUTABLE CAPITAL  EARNINGS    INCOME     COMPENSATION  STOCK      TOTAL
                                            ------ ------------- -------  -------- ------------- ------------ --------   --------
BALANCE, DECEMBER 31, 2000                  $5,325   $   1,054   $18,756  $65,206    $     82      $   (35)   $ (1,419)  $ 88,969
Comprehensive income:
     Net income                                                            12,052                                          12,052
     Unrealized gain on securities,
       net of reclassification
       adjustment and tax effects                                                       5,202                               5,202
                                                                                     --------                            --------
Total comprehensive income                                                                                                 17,254
                                                                                                                         --------
Cash dividends declared, $0.7067 per share                                 (5,554)                                         (5,554)
Treasury stock purchased                                                                                          (521)      (521)
Amortization of restricted stock                                                                        22                     22
Tax benefit from employee benefit plan                                         17                                              17
Stock dividend issued                           53      (1,054)    1,001                                                        -
Stock dividend declared, 1%                              1,369             (1,369)                                              -
Restricted stock granted                                               1                                (4)          3          -
                                                                 -------                           -------    --------   --------
BALANCE, DECEMBER 31, 2001                   5,378       1,369    19,758   70,352       5,284          (17)     (1,937)   100,187
Comprehensive income:
     Net income                                                            14,959                                          14,959
     Unrealized gain on securities,
       net of reclassification adjustment
       and tax effects                                                                  6,862                               6,862
                                                                                     --------                            --------
Total comprehensive income                                                                                                 21,821
                                                                                                                         --------
Cash dividends declared, $0.7733 per share                                 (6,158)                                         (6,158)
Treasury stock purchased                                                                                          (239)      (239)
Amortization of restricted stock                                                                        80                     80
Shares issued from treasury related to
     exercise of stock options                                        26                                            50         76
Tax benefit from employee benefit plan                                         70                                              70
Stock dividend issued                           53      (1,369)    1,316                                                        -
Stock dividend declared, 1%                              1,639             (1,639)                                              -
Restricted stock granted                                              55                              (116)         61          -
Forfeiture of restricted stock                                        (2)                                4          (2)         -
                                                                 -------                           -------    --------   --------
BALANCE, DECEMBER 31, 2002                   5,431       1,639    21,153   77,584      12,146          (49)     (2,067)   115,837
Comprehensive income:
     Net income                                                            16,257                                          16,257
     Unrealized loss on securities,
       net of reclassification adjustment
       and tax effects                                                                   (109)                               (109)
                                                                                     --------                            --------
Total comprehensive income                                                                                                 16,148
                                                                                                                         --------
Cash dividends declared, $.85 per share                                    (6,821)                                         (6,821)
Treasury stock purchased                                                                                          (174)      (174)
Shares issued from treasury related to
     exercise of stock options                                        78                                           119        197
Amortization of restricted stock                                                                       102                    102
Tax benefit from employee benefit plan                                         84                                              84
Stock dividend issued                           53      (1,639)    1,556                                                      (30)
3-for-2 stock split, April 2003              2,742                (2,742)                                                       -
Stock dividend declared, 1%                              2,164             (2,164)                                              -
Restricted stock granted                                              59                              (107)         48          -
                                                                 -------                           -------    --------   --------
BALANCE, DECEMBER 31, 2003                  $8,226   $   2,164   $20,104  $84,940    $ 12,037      $   (54)   $ (2,074)  $125,343
                                            ======   =========   =======  =======    ========      =======    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 2003         2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  16,257    $  14,959    $  12,052
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                    1,100          940          600
     Realized gains on securities, net                                           (4,799)      (2,888)      (1,920)
     Gain on sale of foreclosed assets, net                                        (105)         (39)         (88)
     Depreciation expense                                                         1,211        1,346        1,300
     Accretion and amortization, net                                              1,241         (376)      (1,869)
     Increase in cash surrender value of life insurance                            (715)        (853)        (905)
     Amortization of restricted stock                                               102           80           22
     Deferred income taxes                                                          (25)        (284)        (349)
     Decrease (Increase) in accrued interest receivable and other assets            487         (958)        (126)
     (Decrease) Increase in accrued interest payable and other liabilities         (164)         669          579
                                                                              ---------    ---------    ---------
        Net Cash Provided by Operating Activities                                14,590       12,596        9,296
                                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                            145          731        1,083
   Purchase of held-to-maturity securities                                            -            -         (626)
   Proceeds from sales of available-for-sale securities                          53,562       29,345       25,788
   Proceeds from calls and maturities of available-for-sale securities          178,682      155,811      152,568
   Purchase of available-for-sale securities                                   (199,705)    (249,693)    (261,148)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                        (1,855)      (3,943)      (1,750)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                         482        1,870          869
   Net increase in loans                                                        (74,824)     (72,819)     (51,984)
   Purchase of low-income housing partnerships                                        -            -         (306)
   Purchase of premises and equipment                                            (3,360)      (1,712)      (1,935)
   Proceeds from sale of foreclosed assets                                          340          648          660
                                                                              ---------    ---------    ---------
        Net Cash Used in Investing Activities                                   (46,533)    (139,762)    (136,781)
                                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                      17,761       64,030       47,307
   Net decrease in short-term borrowings                                         (5,872)     (14,429)     (36,627)
   Proceeds from long-term borrowings                                            64,500      117,653      125,000
   Repayments of long-term borrowings                                           (37,524)     (35,023)         (21)
   Purchase of treasury stock                                                      (174)        (239)        (521)
   Sale of treasury stock                                                           197           76            -
   Dividends paid                                                                (6,674)      (6,038)      (5,441)
                                                                              ---------    ---------    ---------
        Net Cash Provided by Financing Activities                                32,214      126,030      129,697
                                                                              ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    271       (1,136)       2,212
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     14,900       16,036       13,824
                                                                              ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $  15,171    $  14,900    $  16,036
                                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans                   $     280    $     486    $     435
   Interest paid                                                              $  23,736    $  26,424    $  28,665
   Income taxes paid                                                          $   3,195    $   4,509    $   2,961

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens & Northern Corporation ("Corporation"), and its subsidiaries, Citizens & Northern Bank ("Bank"), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation. The consolidated financial statements also include the accounts of the Bank's wholly-owned subsidiary, C&N Financial Services Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

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

The Corporation provides Trust and Financial Management services, including administration of trusts and estates, retirement plans, and other employee benefit plans, and investment management services. The Corporation offers a variety of personal and commercial insurance products through C&N Financial Services Corporation. C&N Financial Services Corporation also has a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents.

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

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, based on factors such as credit concentrations, past due or delinquency status, trends in historical loss experience, specific impaired loans, and economic conditions. Past due or delinquency status of loans is computed based on the contractual terms of the loans. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Loan balances are charged off when it becomes evident that such balances are not fully collectible.

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

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," to stock options. The number of shares used in each computation of earnings per share has been restated for the effects of 1% stock dividends issued in January of each year, and for the effects of a 3-for-2 stock split issued in April 2003.

(NET INCOME IN THOUSANDS)

                                                2003      2002      2001
Net income, as reported                       $16,257   $14,959   $12,052
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects      (124)     (191)      (63)
                                              -------   -------   -------
Pro forma net income                          $16,133   $14,768   $11,989
                                              =======   =======   =======
Earnings per share-basic
  As reported                                 $  2.01   $  1.85   $  1.49
  Pro forma                                   $  1.99   $  1.83   $  1.48

Earnings per share-diluted
  As reported                                 $  2.00   $  1.84   $  1.49
  Pro forma                                   $  1.98   $  1.82   $  1.48

PENSIONS AND OTHER POSTRETIREMENT BENEFIT PLANS - Effective December 31, 2003, the Corporation adopted Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("Revised SFAS No. 132"). Revised SFAS No. 132 requires additional disclosures about defined benefit plans and other postretirement plans. It does not change the measurement or recognition of those plans. Applicable prior year disclosures have been restated to conform to Revised SFAS No. 132 requirements.

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

                                                                   YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                     2003      2002       2001
Unrealized holding gains on available-for-sale securities        $ 4,636   $ 13,283   $ 9,802
Less: Reclassification adjustment for gains realized in income    (4,799)    (2,888)   (1,920)
                                                                 -------   --------   -------
Net unrealized (losses) gains                                       (163)    10,395     7,882
Tax effect                                                            54     (3,533)   (2,680)
                                                                 -------   --------   -------
Net-of-tax amount                                                $  (109)  $  6,862   $ 5,202
                                                                 =======   ========   =======

3. PER SHARE DATA

Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflect the retroactive effect of a 3-for-2 stock split issued in April 2003, as well as 1% stock dividends declared in the fourth quarter of each year presented, payable in the first quarter of the following year. The following data show the amounts used in computing basic and diluted net income per share. The dilutive effect of stock options is computed as the weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.

                                                                           WEIGHTED-
                                                                            AVERAGE          EARNINGS
                                                            NET             COMMON             PER
                                                          INCOME            SHARES            SHARE
2003
Earnings per share - basic                             $  16,257,000        8,089,753         $2.01
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       195,624
  Hypothetical share repurchase at $24.27                                    (146,909)
---------------------------------------------------------------------------------------------------
Earnings per share - diluted                           $  16,257,000        8,138,468         $2.00
===================================================================================================

2002
Earnings per share - basic                             $  14,959,000        8,089,266         $1.85
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       139,374
  Hypothetical share repurchase at $19.45                                    (117,486)
---------------------------------------------------------------------------------------------------
Earnings per share - diluted                           $  14,959,000        8,111,154         $1.84
===================================================================================================

2001
Earnings per share - basic                             $  12,052,000        8,103,679         $1.49
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                        35,733
  Hypothetical share repurchase at $14.43                                     (33,477)
---------------------------------------------------------------------------------------------------
Earnings per share - diluted                           $  12,052,000        8,105,935         $1.49
===================================================================================================

4. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2003 ranged from $2,402,000 to $4,434,000. For 2002, theses balances ranged from $2,161,000 to $6,458,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Bank were $2,500,000 in 2003 and 2002. Total balances restricted amounted to $6,324,000 at December 31, 2003 and $6,332,000 at December 31, 2002.

Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

5. SECURITIES

Amortized cost and fair value of securities at December 31, 2003 and 2002 are summarized as follows:

                                                                                         DECEMBER 31, 2003
                                                                                       GROSS           GROSS
                                                                                     UNREALIZED      UNREALIZED
                                                                     AMORTIZED        HOLDING         HOLDING        FAIR
(IN THOUSANDS)                                                         COST            GAINS           LOSSES        VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                                    $       -       $       -        $     -      $        -
Obligations of other U.S. Government agencies                          61,437             562           (929)         61,070
Obligations of states and political subdivisions                      159,128           4,791         (1,501)        162,418
Other securities                                                       45,992           1,764           (108)         47,648
Mortgage-backed securities                                            168,285           1,933         (1,010)        169,208
----------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                 434,842           9,050         (3,548)        440,344
Marketable equity securities                                           29,951          13,609           (872)         42,688
----------------------------------------------------------------------------------------------------------------------------
Total                                                               $ 464,793       $  22,659        $(4,420)     $  483,032
============================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                                    $     319       $      30        $     -      $      349
Obligations of other U.S. Government agencies                             199              17              -             216
Mortgage-backed securities                                                 42               2              -              44
----------------------------------------------------------------------------------------------------------------------------
Total                                                               $     560       $      49        $     -      $      609
============================================================================================================================

                                                                                    DECEMBER 31, 2002
                                                                                  GROSS           GROSS
                                                                                UNREALIZED      UNREALIZED
                                                                  AMORTIZED      HOLDING          HOLDING        FAIR
(IN THOUSANDS)                                                      COST          GAINS           LOSSES         VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                                $       -       $       -        $     -       $      -
Obligations of other U.S. Government agencies                      71,657           1,624           (933)         72,348
Obligations of states and political subdivisions                  127,690           3,482           (293)        130,879
Other securities                                                   62,296           1,398           (102)         63,592
Mortgage-backed securities                                        207,244           5,188           (156)        212,276
------------------------------------------------------------------------------------------------------------------------
Total debt securities                                             468,887          11,692         (1,484)        479,095
Marketable equity securities                                       24,886           8,959           (765)         33,080
------------------------------------------------------------------------------------------------------------------------
Total                                                           $ 493,773       $  20,651        $(2,249)      $ 512,175
========================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                                $     321       $      38        $     -       $     359
Obligations of other U.S. Government agencies                         297              25              -             322
Mortgage-backed securities                                             89               4              -              93
------------------------------------------------------------------------------------------------------------------------
Total                                                           $     707       $      67        $     -       $     774
========================================================================================================================

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

                                                        LESS THAN 12 MONTHS         12 MONTHS OR MORE            TOTAL
                                                       FAIR      UNREALIZED       FAIR       UNREALIZED     FAIR      UNREALIZED
(IN THOUSANDS)                                         VALUE       LOSSES         VALUE        LOSSES       VALUE       LOSSES
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                     $      -    $       -       $     -     $       -    $       -    $       -
Obligations of other U.S. Government agencies          17,059         (929)            -             -       17,059         (929)
Obligations of states and political subdivisions       41,764       (1,478)        2,451           (23)      44,215       (1,501)
Other securities                                        3,190          (33)        5,025           (75)       8,215         (108)
Mortgage-backed securities                             89,256       (1,010)            -             -       89,256       (1,010)
--------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                 151,269       (3,450)        7,476           (98)     158,745       (3,548)
Marketable equity securities                            4,979         (751)        1,208          (121)       6,187         (872)
--------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired available-for-sale
  securities                                         $156,248    $  (4,201)      $ 8,684     $    (219)   $ 164,932    $  (4,420)
================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                     $      -    $       -       $     -     $       -    $       -    $       -
Obligations of other U.S. Government agencies               -            -             -             -            -            -
Mortgage-backed securities                                  -            -             -             -            -            -
--------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired held-to-maturity
  securities                                         $      -    $       -       $     -     $       -    $       -    $       -
================================================================================================================================

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities at December 31, 2003 were not other-than-temporarily impaired.

Of the total $872,000 unrealized losses on equity securities at December 31, 2003, $655,000 was from a preferred stock issued by an U.S. Government agency. Management believes this security's fair value is affected primarily by volatility in interest rates, and that there is very little credit risk associated with this security. For the remaining equity securities for which fair value was less than cost at December 31, 2003, management believes the financial condition and near-term prospects of those issuers indicate those securities were not other-than-temporarily impaired.

The amortized cost and fair value of investment debt securities at December 31, 2003 follow. Maturities of debt securities (including mortgage-backed securities) are presented based on contractual maturities. Expected maturities differ from contractual maturities because monthly principal payments are received from mortgage-backed securities, and because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                           DECEMBER 31, 2003
                                         AMORTIZED     FAIR
            (IN THOUSANDS)                 COST        VALUE
AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less                  $   1,166   $   1,169
Due after one year through five years        4,389       4,635
Due after five years through ten years      69,051      69,088
Due after ten years                        360,236     365,452
                                         ---------   ---------
Total                                    $ 434,842   $ 440,344
                                         =========   =========
HELD-TO-MATURITY SECURITIES:
Due in one year or less                  $       -   $       -
Due after one year through five years            -           -
Due after five years through ten years         547         596
Due after ten years                             13          13
                                         ---------   ---------
Total                                    $     560   $     609
                                         =========   =========

The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 2003:

                                        WITHIN          ONE -            FIVE -            AFTER
                                         ONE            FIVE              TEN               TEN
(IN THOUSANDS, EXCEPT FOR PERCENTAGES)  YEAR     YIELD  YEARS    YIELD   YEARS    YIELD     YEARS   YIELD     TOTAL   YIELD
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury        $     -      -  $     -      -  $      -      -  $       -      -  $       -      -
Obligations of other U.S. Government
agencies                                      -      -    2,500   4.25%   35,139   4.52%    23,798   5.00%    61,437   4.69%
Obligations of states and political
subdivisions                                166   7.09%   1,866   6.57%    3,153   5.82%   153,943   4.80%   159,128   4.84%
Other securities                          1,000   9.25%       -      -    11,000   5.15%    33,992   6.42%    45,992   6.18%
Mortgage-backed securities                                   23   8.11%   19,759   4.24%   148,503   4.59%   168,285   4.55%
                                        -------  -----  -------  -----  --------  -----  ---------  -----  ---------  -----
Total                                   $ 1,166   8.94% $ 4,389   5.26% $ 69,051   4.60% $ 360,236   4.88% $ 434,842   4.85%
                                        =======  =====  =======  =====  ========  =====  =========  =====  =========  =====
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury        $     -      -  $     -      -  $    319   5.30% $       -      -  $     319   5.30%
Obligations of other U.S. Government
agencies                                      -      -               -       199   6.76%         -      -        199   6.76%
Mortgage-backed securities                    -      -               -        29   6.18%        13   3.33%        42   5.30%
                                        -------  -----  -------  -----  --------  -----  ---------  -----  ---------  -----
Total                                   $     -      -  $     -      -  $    547   5.88% $      13   3.33% $     560   5.82%
                                        =======  =====  =======  =====  ========  =====  =========  =====  =========  =====

Investment securities carried at $80,308,000 at December 31, 2003 and $90,655,000 at December 31, 2002, were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. Also, see Note 9 for information concerning securities pledged to secure borrowing arrangements.

Gross realized gains and losses from the sales of available-for-sale securities, and the income tax provision related to net realized gains, for 2003, 2002 and 2001 were as follows:

                  (IN THOUSANDS)                      2003       2002       2001
Gross realized gains                                $   4,860  $   2,926  $   2,408
Gross realized losses                                     (61)       (38)      (488)
                                                    ---------  ---------  ---------
Net realized gains                                  $   4,799  $   2,888  $   1,920
                                                    =========  =========  =========
Income tax provision related to net realized gains  $   1,632  $     982  $     653
                                                    =========  =========  =========

6. LOANS

Major categories of loans and leases included in the loan portfolio are as follows:

        (IN THOUSANDS)            DECEMBER 31,    % OF    DECEMBER 31,   % OF
                                      2003       TOTAL        2002       TOTAL
Real estate - construction        $      2,856     0.54%  $        103     0.02%
Real estate - mortgage                 431,047    82.13%       370,453    82.11%
Consumer                                33,977     6.47%        31,532     6.99%
Agricultural                             2,948     0.56%         3,024     0.67%
Commercial                              34,967     6.66%        30,874     6.84%
Other                                    1,183     0.23%         2,001     0.44%
Political subdivisions                  17,854     3.40%        13,062     2.90%
Lease receivables                           65     0.01%            96     0.02%
                                  ------------   ------   ------------   ------
Total                                  524,897   100.00%       451,145   100.00%
Less: allowance for loan losses         (6,097)                 (5,789)
                                  ------------            ------------
Loans, net                        $    518,800            $    445,356
                                  ============            ============

Net unamortized loan fees and costs of $1,629,000 at December 31, 2003 and $1,564,000 at December 31, 2002 have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2003.

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

LOAN MATURITY DISTRIBUTION

(IN THOUSANDS)

                                          FIXED RATE LOANS:                            VARIABLE OR ADJUSTABLE
                                                                                            RATE LOANS:

                             1 YEAR OR                                      1 YEAR OR
                               LESS      1-5 YEARS   > 5 YEARS    TOTAL       LESS      1-5 YEARS   > 5 YEARS    TOTAL
Real estate - construction   $   2,856   $       -   $       -   $  2,856   $       -   $       -   $       -   $      -
Real estate - mortgage          56,314     127,437     109,572    293,323      25,507      20,049      92,168    137,724
Consumer                         8,430      13,173       2,346     23,949       9,443         274         311     10,028
Agricultural                       615       1,087          62      1,764         404         572         208      1,184
Commercial                       3,846       6,668       2,129     12,643      14,008       4,033       4,283     22,324
Other                              328         341         416      1,085          98           -           -         98
Political subdivisions           1,619       5,088      11,147     17,854           -           -           -          -
Lease receivables                   16          49           -         65           -           -           -          -
                             ---------   ---------   ---------   --------   ---------   ---------   ---------   --------
Total                        $  74,024   $ 153,843   $ 125,672   $353,539   $  49,460   $  24,928   $  96,970   $171,358
                             =========   =========   =========   ========   =========   =========   =========   ========

Loans in the preceding table that are due on demand are shown as one year or less.

Transactions in the allowance for loan losses were as follows:

(IN THOUSANDS)

                                     2003      2002      2001
Balance at beginning of year        $ 5,789   $ 5,265   $ 5,291
  Provision charged to operations     1,100       940       600
  Loans charged off                    (968)     (552)     (713)
  Recoveries                            176       136        87
                                    -------   -------   -------
Balance at end of year              $ 6,097   $ 5,789   $ 5,265
                                    =======   =======   =======

Information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2003 and 2002 is as follows:

(IN THOUSANDS)

                                                 2003      2002
Impaired loans without a valuation allowance    $   114   $   675
Impaired loans with a valuation allowance         4,507     3,039
                                                -------   -------
Total impaired loans                            $ 4,621   $ 3,714
                                                =======   =======

Valuation allowance related to impaired loans   $ 1,542   $ 1,877

Total nonaccrual loans                          $ 1,145   $ 1,252
Total loans past due 90 days or more and
  still accruing                                $ 2,546   $ 2,318

The following is a summary of information related to impaired loans for 2003, 2002 and 2001:

(IN THOUSANDS)

                                                2003     2002    2001
Average investment in impaired loans           $3,425   $3,838   $781
                                               ======   ======   ====

Interest income recognized on impaired loans   $  313   $  247   $ 14
                                               ======   ======   ====

Interest income recognized on a cash basis
  on impaired loans                            $  313   $  247   $ 14
                                               ======   ======   ====

No additional funds are committed to be advanced in connection with impaired loans.

7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(IN THOUSANDS)



                                                   DECEMBER 31,
                                                 2003      2002
Land                                           $  1,275   $  1,275
Buildings and improvements                       13,125     12,295
Furniture and equipment                           9,663      9,022
Construction in progress                          1,807          -
                                               --------   --------
Total                                            25,870     22,592
Less: accumulated depreciation                  (13,388)   (12,259)
                                               --------   --------
Net                                            $ 12,482   $ 10,333
                                               ========   ========

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(IN THOUSANDS)

                                   2003      2002      2001
Occupancy expense                  $  479    $  432   $   401
Furniture and equipment expense       732       914       899
                                  -------   -------   -------
Total                             $ 1,211   $ 1,346   $ 1,300
                                  =======   =======   =======

8. DEPOSITS

Balances and maturities of time deposits are as follows:

(IN THOUSANDS)

                                                                 DECEMBER 31, 2003
                                   2004       2005        2006       2007        2008     THEREAFTER      TOTAL
Certificates of Deposit          $103,044   $  26,914   $ 17,094   $  21,678   $ 13,137   $      162   $   182,029
     Yield                           2.07%       3.27%      4.05%       4.65%      3.64%        3.73%         2.86%

Individual Retirement Accounts     74,881      38,657          -         199         57            -       113,794

     Yield                           4.82%       4.82%         -        4.59%      4.18%           -          4.82%
                                 --------   ---------   --------   ---------   --------   ----------   -----------
         Total Time Deposits     $177,925   $  65,571   $ 17,094   $  21,877   $ 13,194   $      162   $   295,823
                                 --------   ---------   --------   ---------   --------   ----------   -----------
                Yield                3.23%       4.18%      4.05%       4.65%      3.64%        3.73%         3.61%
                                 ========   =========   ========   =========   ========   ==========   ===========

                                                                 DECEMBER 31, 2002
                                   2003       2004        2005       2006        2007     THEREAFTER      TOTAL
Certificates of Deposit          $127,796   $  20,369   $ 14,648   $  10,878   $ 19,743   $      251   $   193,685
     Yield                           3.18%       3.75%      4.38%       4.84%      4.83%        4.47%         3.59%

Individual Retirement Accounts     76,875      22,690          -           -        169            -        99,734

     Yield                           5.00%       5.00%         -           -       4.62%           -          5.00%
                                 --------   ---------   --------   ---------   --------   ----------   -----------
         Total Time Deposits     $204,671   $  43,059   $ 14,648   $  10,878   $ 19,912   $      251   $   293,419
                                 --------   ---------   --------   ---------   --------   ----------   -----------
                Yield                3.86%       4.41%      4.38%       4.84%      4.83%        4.47%         4.07%
                                 ========   =========   ========   =========   ========   ==========   ===========

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2003, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(IN THOUSANDS)

Three months or less              $37,136
Over 3 months through 12 months    16,276
Over 1 year through 3 years         5,468
Over 3 years                       10,356
                                   ------
Total                             $69,236
                                  =======

Interest expense from deposits of $100,000 or more amounted to $2,693,000 in 2003, $3,238,000 in 2002 and $3,220,000 in 2001.

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(IN THOUSANDS)

                                                         AT DECEMBER 31,
                                                         2003       2002
Overnight borrowings (a)                               $  6,900   $ 14,350
Federal Home Loan Bank of Pittsburgh borrowings (b)       7,500      2,500
Customer repurchase agreements (c)                       23,363     20,218
Other repurchase agreements (d)                               -      6,567
                                                       --------   --------
                         Total short-term borrowings   $ 37,763   $ 43,635
                                                       ========   ========

The weighted average interest rate on total short-term borrowings outstanding was 1.21% at December 31, 2003 and 1.77% at December 31, 2002. The maximum amount of total short-term borrowings outstanding at any month-end was $45,166,000 in 2003 and $43,635,000 in 2002.

(a) Overnight borrowings include federal funds purchased overnight from correspondent banks and overnight borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) on the "Open Repo Plus" facility. The maximum month-end amount of such borrowings was $16,950,000 in 2003, $14,350,000 in 2002 and $20,000,000 in 2001. The average amount of such borrowings was $6,044,000 in 2003, $2,347,000 in 2002 and $4,012,000 in 2001. Weighted average interest rates were 1.50% in 2003, 1.86% in 2002 and 4.58% in 2001.

(b) Short-term FHLB - Pittsburgh loans are as follows:

(IN THOUSANDS)

                                                                  AT DECEMBER 31,
                                                                  2003      2002
Fixed Rate 1.51% matured February 19, 2003                      $      -   $  1,000
Fixed Rate 1.68% matured November 19, 2003                             -      1,500
Fixed Rate 1.33% maturing April 28, 2004                           2,000          -
Fixed Rate 1.28% maturing May 13, 2004                             2,500          -
Fixed Rate 1.25% maturing June 29, 2004                            1,500          -
Fixed Rate 1.26% maturing July 28, 2004                            1,500          -
                                                                --------   --------
                Total short-term FHLB - Pittsburgh borrowings   $  7,500   $  2,500
                                                                ========   ========

Collateral for FHLB - Pittsburgh loans is described under the "Long-term Borrowings" section of this note.

(c) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $35,680,000 at December 31, 2003 and $23,305,000 at December 31, 2002.

(d) Other repurchase agreements included in short-term borrowings are as follows:

(IN THOUSANDS)

                                                         AT DECEMBER 31,
                                                         2003      2002
Fixed Rate 2.91% matured March 25, 2003                 $    -   $  6,567
                                                        ------   --------
                    Total other repurchase agreements   $    -   $  6,567
                                                        ======   ========

The terms and collateral related to repurchase agreements are described under the "Long-term Borrowings" section of this note.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(IN THOUSANDS)

                                                    AT DECEMBER 31,
                                                   2003        2002
FHLB - Pittsburgh borrowings (e)                 $ 185,037   $ 170,061
Repurchase agreements (f)                           50,153      38,153
                                                 ---------   ---------
                    Total long-term borrowings   $ 235,190   $ 208,214
                                                 =========   =========

(e) Long-term borrowings from FHLB - Pittsburgh are as follows:

(IN THOUSANDS)

                                                                     AT DECEMBER 31,
                                                                  2003        2002
Loans matured in 2003 with rates ranging from 4.63% to 4.82%    $       -   $  30,000
Loans maturing in 2004 with rates ranging from 2.16% to 4.65%      28,000      28,000
Loans maturing in 2005 with rates ranging from 1.64% to 5.05%      40,000      29,500
Loans maturing in 2006 with rates ranging from 2.07% to 4.83%      45,000      32,000
Loans maturing in 2007 with rates ranging from 2.93% to 4.58%      45,000      35,000
Loans maturing in 2008 with rates ranging from 2.97% to 3.67%       9,500           -
Loan maturing in 2009 with a rate of 3.62%                          2,000           -
Loan maturing in 2011 with a rate of 4.98%                          5,000       5,000
Loan maturing in 2012 with a rate of 4.54%                         10,000      10,000
Loan maturing in 2016 with a rate of 6.86%                            476         498
Loan maturing in 2017 with a rate of 6.83%                             61          63
                                                                ---------   ---------
                 Total long-term FHLB - Pittsburgh borrowings   $ 185,037   $ 170,061
                                                                =========   =========

The FHLB - Pittsburgh loan facilities are collateralized by qualifying securities and mortgage loans with a book value totaling $398,584,000 at December 31, 2003. Also, the FHLB - Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB - Pittsburgh stock. The carrying values of the Corporation's holdings of FHLB - Pittsburgh stock were $11,575,000 at December 31, 2003 and $10,202,000 at December 31, 2002.

(f) Repurchase agreements included in long-term borrowings are as follows:

(IN THOUSANDS)

                                                                       AT DECEMBER 31,
                                                                       2003       2002
Agreement matured in 2003 with a rate of 2.53%                       $      -   $  7,500
Agreements maturing in 2004 with rates ranging from 1.62% to 3.96%     19,767     14,067
Agreements maturing in 2005 with rates ranging from 2.01% to 4.63%     15,666     11,766
Agreements maturing in 2006 with rates ranging from 2.79% to 4.63%     10,220      4,820
Agreement maturing in 2007 with a rate of 3.23%                         2,500          -
Agreement maturing in 2008 with a rate of 3.60%                         2,000          -
                                                                     --------   --------
                    Total long-term repurchase agreements            $ 50,153   $ 38,153
                                                                     ========   ========

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $58,086,000 at December 31, 2003 and $54,763,000 at December 31, 2002. Average daily repurchase agreement borrowings amounted to $40,333,000 in 2003, $36,482,000 in 2002 and $14,217,000 in 2001. During 2003,
2002 and 2001, the maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $50,153,000, $44,720,000 and $19,450,000.
The weighted average interest rate on repurchase agreements was 3.68% in 2003, 3.72% in 2002 and 6.20% in 2001.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

Amounts recorded related to IPCDs are as follows (in thousands):

                                                      AT DECEMBER 31,
                                                      2003      2002
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)             $  3,593   $ 3,028
Carrying value of IPCDs                                3,160     2,572
Carrying value of embedded derivative liabilities        298       156
Carrying value of Swap contract liabilities              130       309

                   FOR THE YEARS ENDED DECEMBER 31,
                     2003        2002       2001
Interest expense   $     112   $     88   $      17
Other expense             10          8           7

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented may not represent the underlying fair value of the Corporation.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2003 and 2002. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

(IN THOUSANDS)

                                         DECEMBER 31, 2003      DECEMBER 31, 2002
                                        CARRYING     FAIR      CARRYING     FAIR
                                         AMOUNT     VALUE       AMOUNT     VALUE
FINANCIAL ASSETS:
  Cash and cash equivalents             $ 15,171   $ 15,171    $ 14,900   $ 14,900
  Available-for-sale securities          483,032    483,032     512,175    512,175
  Held-to-maturity securities                560        609         707        774
  Restricted equity securities            11,575     11,575      10,202     10,202
  Loans, net                             518,800    524,407     445,356    447,382
  Accrued interest receivable              5,632      5,632       5,960      5,960
FINANCIAL LIABILITIES:
  Deposits                               658,065    661,141     640,304    643,305
  Short-term borrowings                   37,763     37,762      43,635     43,662
  Long-term borrowings                   235,190    240,527     208,214    215,875
  Accrued interest payable                 1,105      1,105       1,307      1,307
  Embedded derivative liabilities -
    IPCDs                                    298        298         156        156
  Equity option Swap contracts -
    IPCDs                                    130        130         309        309

12. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2003 and 2002, and will not affect the Corporation's future expenses.

The Corporation uses a December 31 measurement date for its plans.

The following tables show the funded status and amounts recognized in the consolidated balance sheet from these defined benefit plans:

(IN THOUSANDS)

                                                   PENSION          POSTRETIREMENT
                                                   BENEFITS            BENEFITS
                                               2003       2002       2003     2002
CHANGE IN BENEFIT
OBLIGATION:
Benefit obligation at beginning of year      $  8,769    $ 7,679   $   886   $  888
Service cost                                      394        349        32       24
Interest cost                                     590        553        60       57
Plan participants' contributions                    -          -       147      115
Actuarial loss (gain)                             755        617       105      (25)
Benefits paid                                    (422)      (429)     (201)    (173)
                                             --------   --------   -------   ------
Benefit obligation at end of year            $ 10,086    $ 8,769   $ 1,029   $  886
                                             ========   ========   =======   ======

                                                2003      2002      2003     2002
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   beginning of year                         $  7,668   $  8,423   $     -   $    -
Actual return on plan assets                    1,013       (326)        -        -
Employer contribution                             395          -        54       58
Plan participants' contributions                    -          -       147      115
Benefits paid                                    (422)      (429)     (201)    (173)
                                             --------   --------   -------   ------
Fair value of plan assets at end of year     $  8,654   $  7,668   $     -   $    -
                                             ========   ========   =======   ======

Funded status                                $ (1,432)  $ (1,101)  $(1,029)  $ (886)
Unrecognized net actuarial loss (gain)          1,997      1,726        61      (43)
Unrecognized transition (asset) obligation       (160)      (182)      328      365
                                             --------   --------   -------   ------
Prepaid (accrued) benefit cost               $    405   $    443   $  (640)  $ (564)
                                             ========   ========   =======   ======

The accumulated benefit obligation for the defined benefit pension plan was $7,595,000 at December 31, 2003 and $6,695,000 at December 31, 2002.

The components of net periodic benefit costs from these defined benefit plans are as follows:

(IN THOUSANDS)

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                 2003     2002     2001     2003     2002     2001
Service  cost                                   $  394   $  349   $  271   $   32   $   24   $   19
Interest cost                                      590      553      497       60       57       58
Expected return on plan assets                    (615)    (702)    (787)       -        -        -
Amortization of transition (asset) obligation      (22)     (23)     (23)      37       36       37
Recognized net actuarial loss (gain)                86        8      (30)       1        1        1
                                                ------   ------   ------   ------   ------   ------
Net periodic benefit cost (benefit)             $  433   $  185   $  (72)  $  130   $  118   $  115
                                                ======   ======   ======   ======   ======   ======

The weighted-average assumptions used to determine benefit obligations as of December 31, 2003 and 2002 are as follows:

                                    PENSION        POSTRETIREMENT
                                    BENEFITS          BENEFITS
                                  2003     2002     2003     2002
Discount rate                      6.25%    6.75%    6.25%    6.75%
Expected return on plan assets     8.50%    8.50%    N/A      N/A
Rate of compensation increase      4.50%    4.75%    N/A      N/A

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected future assets in the plan. Management believes the assumed 8.50% return on plan assets, which was used for net periodic benefit cost calculations in 2001, 2002 and 2003, is reasonable. Management has calculated the average annual return on pension plan assets over the period 1991-2003 to be 9.50%, with annual returns ranging from a low of -7.23% to a high of +19.87% over that period.

The Corporation's pension plan weighted-average asset allocations at December 31, 2003 and 2002 are as follows:

                            2003   2002
Cash and cash equivalents      3%     1%
Debt securities               40%    42%
Equity securities             57%    57%
                            ----   ----
Total                        100%   100%
                            ====   ====

The Bank's Trust and Financial Management Department manages the investment of pension plan assets. The targeted asset allocation for the pension plan is 60% equity securities, 35% debt securities and 5% cash. This targeted asset allocation reflects a balanced approach, considering the need for growth of plan assets to meet future demand, as well as the need for ongoing liquidity to fund benefit payments. Specifically, the Trust Department attempts to match the maturities of zero-coupon bonds with the estimated amounts of benefit payments over the ensuing 10-year period. Within the equity portion of pension plan investments, the Trust Department employs a strategy of diversification. Holdings include large capitalization stocks from many different industries, as well as mid-cap and foreign mutual funds. The pension plan's assets do not include any shares of the Corporation's common stock.

At this time, management cannot provide a reasonable estimate of the amount, if any, of the Corporation's 2004 pension contribution. The estimated amount of 2004 postretirement contribution is $60,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D.

As permitted by FASB Staff Position No. 106-1, the Corporation has elected to defer accounting for the effects of the Act. Accordingly, the financial statement amounts and disclosures related to the postretirement benefits plan do not reflect the effects of the Act on the plan. At this time, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency would be determined. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Corporation to change previously reported information.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation's matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation's total basic and matching contributions were $728,000 in 2003, $667,000 in 2002 and $588,000 in 2001.

Effective December 31, 2001, the Corporation amended the 401(k) Plan to convert the "Basic Stock Fund" component of the Plan to an Employee Stock Ownership Plan
(ESOP). A portion of the Corporation's basic contributions to the Plan are made to the ESOP, and the Plan uses these funds to purchase Corporation stock for the accounts of Plan participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the Plan. The Plan includes a diversification feature which permits Plan participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the Plan over a period of 6 years. As of December 31, 2003, there were no shares allocated for repurchase by the Plan.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. As of December 31, 2003, the ESOP held 301,243 shares of Corporation stock, all of which had been allocated to Plan participants. The Corporation's contributions to the ESOP portion of the Plan (included in total contributions reported above) totaled $377,000 in 2003 and $343,000 in 2002.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers' supplemental deferred compensation were $45,000 in 2003, $44,000 in 2002 and $38,000 in 2001.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 400,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options ("Incentive Stock Options," as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000, 2002 and 2003, there were awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000, 2002 and 2003 have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. As adjusted for the 3-for-2 stock split in April 2003, a total of 75,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients' rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards vest ratably over 3 years.

Effective January 2, 2004, the Corporation granted options to purchase a total of 33,249 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $26.59 per share, which was the market price at the date of grant. Also, effective January 2, 2004, the Corporation awarded a total of 3,714 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. The stock options and restricted stock awards that were awarded in January 2004 are not included in the tables that follow.

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

(NET INCOME IN THOUSANDS)

                              2003      2002      2001
Net income
  As reported                $16,257   $14,959   $12,052
  Pro forma                  $16,133   $14,768   $11,989

Earnings per share-basic
  As reported                $  2.01   $  1.85   $  1.49
  Pro forma                  $  1.99   $  1.83   $  1.48

Earnings per share-diluted
  As reported                $  2.00   $  1.84   $  1.49
  Pro forma                  $  1.98   $  1.82   $  1.48

For purposes of the calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                              2003      2002      2001
Volatility                        15%       17%       17%
Expected option lives         6 Years   6 Years   6 Years
Risk-free interest rate         3.55%     5.00%     5.08%
Dividend yield                  4.30%     4.16%     3.57%

A summary of the status of the Corporation's stock option plans is presented below:

                                         2003                 2002                  2001
                                  ------------------   -------------------   -------------------
                                            WEIGHTED              WEIGHTED              WEIGHTED
                                            AVERAGE               AVERAGE                AVERAGE
                                            EXERCISE              EXERCISE              EXERCISE
                                   SHARES    PRICE      SHARES     PRICE      SHARES     PRICE
Outstanding, beginning of year    180,722   $  18.11    124,842   $  18.49    151,203   $  18.69
Granted                            46,411   $  20.73     61,223   $  17.00      2,964   $  14.17
Exercised                         (12,066)  $  16.28     (5,343)  $  13.98          -   $      -
Forfeited                          (2,009)  $  16.19          -   $      -    (29,325)  $  19.15
                                  -------   --------   --------   --------   --------   --------
Outstanding, end of year          213,058   $  18.81    180,722   $  18.11    124,842   $  18.49
                                  =======   ========   ========   ========   ========   ========
Options exercisable at year-end   207,898   $  18.82    165,824   $  17.97     97,359   $  17.96
Fair value of options granted               $   2.11              $   2.45              $   2.32


The following table summarizes information about stock options outstanding as of December 31, 2003:

                  OUTSTANDING                     EXERCISABLE
                       AT          REMAINING          AT
                  DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
EXERCISE PRICES       2003       LIFE IN YEARS       2003
$13.33                   3,068               2          3,068
$17.00                   8,600               3          8,600
$18.03-$22.17           18,668               4         18,668
$24.25-$24.33           24,150               5         24,150
$18.00-$22.08           28,680               6         23,520
$13.50-$16.67           25,247               7         25,247
$17.00                  58,234               8         58,234
$20.73                  46,411               9         46,411
                  ------------   -------------   ------------
                       213,058                        207,898
                  ============   =============   ============

The following table summarizes restricted stock awards through December 31, 2003:

                                          2003     2002      2001
Number of shares awarded                  5,166    6,647      332

Market price of stock at date of grant   $20.73   $17.00   $14.17

Compensation expense related to restricted stock was $102,000 in 2003, $80,000 in 2002 and $22,000 in 2001.

13.  INCOME TAXES

The following temporary differences gave rise to the net deferred tax liability at December 31, 2003 and 2002:

(IN THOUSANDS)

                                           2003       2002
Deferred tax liabilities:
  Depreciation                             $   340   $   275
  Prepaid pension                              142       155
  Accretion on securities                        9         6
  Investments in limited partnerships           13        21
  Realized gains on securities                  62         -
  Unrealized holding gains on securities     6,201     6,257
                                           -------   -------
Total                                        6,767     6,714
                                           -------   -------
Deferred tax assets:
  Allowance for loan losses                 (2,134)   (2,026)
  Postretirement and sick benefits            (243)     (216)
  Loan fees and costs                          (63)      (76)
  Supplemental executive retirement plan      (182)     (175)
  Restricted stock compensation                (32)      (27)
                                           -------   -------
Total                                       (2,654)   (2,520)
                                           -------   -------
Deferred tax liability, net                $ 4,113   $ 4,194
                                           =======   =======

Tax provision:

                     2003      2002      2001
Currently payable   $ 3,634   $ 4,018   $ 3,371
Deferred                (25)     (284)     (349)
                    -------   -------   -------
Total provision     $ 3,609   $ 3,734   $ 3,022
                    =======   =======   =======

Reconciliation of tax provision:

                                        2003                2002               2001
                                       AMOUNT       %      AMOUNT      %      AMOUNT      %
Expected provision                      $ 6,953    35.00%  $ 6,543    35.00%  $ 5,276    35.00%
Tax-exempt interest income               (2,766)  (13.92)   (2,223)  (11.89)   (1,730)  (11.48)
Nondeductible interest expense              242     1.22       239     1.28       226     1.50
Dividends received deduction               (284)   (1.43)     (280)   (1.50)     (267)   (1.77)
Increase in cash surrender value of
  life insurance                           (250)   (1.26)     (299)   (1.60)     (317)   (2.10)
Surtax exemption                           (185)   (0.93)     (176)   (0.94)     (151)   (1.00)

Other, net                                 (101)   (0.51)      (70)   (0.37)      (15)   (0.10)
                                      ---------   ------   -------   ------   -------   ------
Effective income tax provision          $ 3,609    18.17%  $ 3,734    19.98%  $ 3,022    20.05%
                                      =========   ======   =======   ======   =======   ======

14.  RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(IN THOUSANDS)

                                          BEGINNING    NEW                  OTHER    ENDING
                                           BALANCE    LOANS   REPAYMENTS   CHANGES   BALANCE
13 directors, 5 executive officers 2003   $   6,623   $ 612         (956)  $   914   $ 7,193
14 directors, 6 executive officers 2002       6,535   2,464       (2,722)      346     6,623
14 directors, 6 executive officers 2001       5,730     658       (1,833)    1,980     6,535

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

Deposits from related parties held by the Corporation amounted to $3,078,000 at December 31, 2003.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2003 and 2002 are as follows:

(IN THOUSANDS)

                                 2003       2002
Commitments to extend credit   $111,843   $ 103,138
Standby letters of credit        14,064      10,753

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

Financial standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the financial standby letters of credit are collateralized by real estate or other assets, while others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to financial standby letters of credit is not estimable. The Corporation has recorded no liability associated with financial standby letters of credit as of December 31, 2003 and 2002.

Financial standby letters of credit as of December 31, 2003 expire as follows:

(IN THOUSANDS)

Year of Expiration    Amount
------------------   --------
       2004          $  7,998
       2005             1,481
       2006             4,532
       2007                53
------------------   --------
      Total          $ 14,064
==================   ========

16.  CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management's opinion, the Corporation's financial position and results of operations would not be materially affected by the outcome of such legal proceedings.

17.  REGULATORY MATTERS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation's and the Bank's actual capital amounts and ratios are also presented in the following table.

                             (DOLLARS IN THOUSANDS)

                                                                                  MINIMUM
                                                                                TO BE WELL
                                                        MINIMUM              CAPITALIZED UNDER
                                                        CAPITAL              PROMPT CORRECTIVE
                                 ACTUAL               REQUIREMENT            ACTION PROVISIONS
                            AMOUNT      RATIO      AMOUNT       RATIO        AMOUNT       RATIO
                          ----------   -------   ----------   --------     ----------   ---------
DECEMBER 31, 2003:
Total capital to risk-
  weighted assets:
     Consolidated         $  125,136    20.61%   $ 48,564     > or = 8%         n/a          n/a
     Bank                    102,050    17.31%     47,160     > or = 8%     $58,950     > or = 10%

Tier 1 capital to risk-
  weighted assets:
     Consolidated            113,307    18.67%     24,282     > or = 4%         n/a          n/a
     Bank                    103,691    17.59%     23,580     > or = 4%      35,370      > or = 6%

Tier 1 capital to
  average assets:
     Consolidated            113,307    10.80%     41,968     > or = 4%         n/a          n/a
     Bank                    103,691    10.15%     40,854     > or = 4%      51,068      > or = 5%

DECEMBER 31, 2002:
Total capital to risk-
  weighted assets:
     Consolidated         $  113,168    20.09%   $ 45,055     > or = 8%         n/a          n/a
     Bank                     94,044    17.17%     43,825     > or = 8%     $54,782     > or = 10%

Tier 1 capital to risk-
  weighted assets:
     Consolidated            103,691    18.41%     22,528     > or = 4%         n/a          n/a
     Bank                     86,140    15.72%     21,913     > or = 4%      32,869      > or = 6%

Tier 1 capital to
  average assets:
     Consolidated            103,691    10.53%     39,372     > or = 4%         n/a          n/a
     Bank                     86,140     8.94%     38,520     > or = 4%      48,150      > or = 5%

Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year's net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation's dividends in 2004 may not exceed $18,237,000, plus consolidated net income for 2004. Additionally, banking regulators limit the amount of dividends that may be paid by the Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $83,262,000 at December 31, 2003, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Bank's stockholder's equity (excluding accumulated other comprehensive income) or $9,329,000 at December 31, 2003.

18. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET

(IN THOUSANDS)

                                                      DECEMBER 31,
                                                    2003       2002
ASSETS
Cash                                              $    329   $    592
Investment in subsidiaries:
     Citizens & Northern Bank                      100,754     95,879
     Citizens & Northern Investment Corporation     23,758     18,929
     Bucktail Life Insurance Company                 2,223      2,006
Other assets                                            54         45
                                                  --------   --------
TOTAL ASSETS                                      $127,118   $117,451
                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                 $  1,763   $  1,586
Other liabilities                                       12         28
Stockholders' equity                               125,343    115,837
                                                  --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $127,118   $117,451
                                                  ========   ========

CONDENSED INCOME STATEMENT

(IN THOUSANDS)

                                                     YEARS ENDED DECEMBER 31,
                                                    2003       2002      2001
Dividends from Citizens & Northern Bank           $  6,870   $  7,063   $ 6,286
Other dividend income                                    -        174       250
Expenses                                              (183)      (140)      (74)
                                                  --------   --------   -------
Income before equity in undistributed income
  of subsidiaries                                    6,687      7,097     6,462
Equity in undistributed income of subsidiaries       9,570      7,862     5,590
                                                  --------   --------   -------
NET INCOME                                        $ 16,257   $ 14,959   $12,052
                                                  ========   ========   =======

CONDENSED STATEMENT OF CASH FLOWS

(IN THOUSANDS)

                                                     YEARS ENDED DECEMBER 31,
                                                    2003       2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 16,257   $ 14,959   $12,052
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income of
       subsidiaries                                 (9,570)    (7,862)   (5,590)
     Amortization of restricted stock                  102         80        22
     (Increase) decrease in other assets                (9)       (32)       14

     Increase in other liabilities                      68         98         -
                                                  --------   --------   -------
     Net Cash Provided by Operating Activities       6,848      7,243     6,498
                                                  --------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES,
  Investment in subsidiary                            (460)      (783)     (266)
                                                  --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of treasury stock                 197         76         -
  Purchase of treasury stock                          (174)      (239)     (521)
  Dividends paid                                    (6,674)    (6,038)   (5,441)
                                                  --------   --------   -------
     Net Cash Used in Financing Activities          (6,651)    (6,201)   (5,962)
                                                  --------   --------   -------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                         (263)       259       270

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                              592        333        63
                                                  --------   --------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR            $    329   $    592   $   333
                                                  ========   ========   =======

19. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2003 and 2002:

                                                              2003 QUARTER ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)             Mar. 31,   June 30,   Sept. 30,   Dec. 31,
Interest income                                   $ 13,930   $ 13,943   $  13,553   $ 13,797
Interest expense                                     6,243      6,089       5,655      5,550
                                                  --------   --------   ---------   --------
Interest margin                                      7,687      7,854       7,898      8,247
Provision for loan losses                              350        250         250        250
                                                  --------   --------   ---------   --------
Interest margin after provision for loan losses      7,337      7,604       7,648      7,997
Other income                                         1,540      1,628       1,705      1,722
Securities gains                                     1,721        908         660      1,510
Other expenses                                       5,532      5,356       5,336      5,890
                                                  --------   --------   ---------   --------
Income before income tax provision                   5,066      4,784       4,677      5,339

Income tax provision                                   994        864         759        992
                                                  --------   --------   ---------   --------
Net income                                        $  4,072   $  3,920   $   3,918   $  4,347
                                                  ========   ========   =========   ========
Net income per share - basic                      $   0.50   $   0.48   $    0.48   $   0.54
                                                  ========   ========   =========   ========
Net income per share - diluted                    $   0.50   $   0.48   $    0.48   $   0.53
                                                  ========   ========   =========   ========

                                                              2002 QUARTER ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)             Mar. 31,   June 30,   Sept. 30,   Dec. 31,
Interest income                                   $ 13,642   $ 14,523   $  14,675   $ 14,445
Interest expense                                     6,316      6,745       6,675      6,579
                                                  --------   --------   ---------   --------
Interest margin                                      7,326      7,778       8,000      7,866
Provision for loan losses                              180        180         280        300
                                                  --------   --------   ---------   --------
Interest margin after provision for loan losses      7,146      7,598       7,720      7,566
Other income                                         1,687      1,681       1,642      1,614
Securities gains                                     1,226        781         489        392

Other expenses                                       5,106      5,248       5,310      5,185
                                                  --------   --------   ---------   --------
Income before income tax provision                   4,953      4,812       4,541      4,387
Income tax provision                                 1,115        992         831        796
                                                  --------   --------   ---------   --------
Net income                                        $  3,838   $  3,820   $   3,710   $  3,591
                                                  ========   ========   =========   ========
Net income per share - basic                      $   0.47   $   0.47   $    0.46   $   0.44
                                                  ========   ========   =========   ========
Net income per share - diluted                    $   0.47   $   0.47   $    0.46   $   0.44
                                                  ========   ========   =========   ========

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                            Parente Randolph, PC /s/

Williamsport, Pennsylvania
February 13, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions "Proposal 1 - Election of Directors," "Corporation's and Bank's Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Director Committees, Attendance at Meetings and Compensation of Directors" and "Stockholder Proposals" of the Corporation's proxy statement dated March 23, 2004 for the annual meeting of stockholders to be held on April 20, 2004.

The Corporation's Board of Directors has adopted a Code of Ethics, available on the Corporation's web site at www.cnbankpa.com for the Corporation's employees, officers and directors. (The provisions of the Code of Ethics will be included in the Corporation's employee handbook, which is issued to all new employees and officers at the time of employment and reissued to existing employees and officers from time to time.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the caption "Executive Compensation" of the Corporation's proxy statement dated March 23, 2004 for the annual meeting of stockholders to be held on April 20, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption "Security Ownership of Management" of the Corporation's proxy statement dated March 23, 2004 for the annual meeting of stockholders to be held on April 20, 2004.

"Equity Compensation Plan Information" as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 14 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions" of the Corporation's proxy statement dated March 23, 2004 for the annual meeting of stockholders to be held on April 20, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation's independent auditors, Parente Randolph, PC, the audit committee's pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption "Audit Committee" of the Corporation's proxy statement dated March 23, 2004 for the annual meeting of stockholders to be held on April 20, 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

                                                                    Page
                                                                   ------
Independent Auditors' Report                                           57

Financial Statements:
     Consolidated Balance Sheet - December 31, 2003 and 2002           28
     Consolidated Statement of Income - Years Ended
         December 31, 2003, 2002 and 2001                              29
     Consolidated Statement of Changes in Stockholders' Equity -
          Years Ended December 31, 2003, 2002 and 2001                 30
     Consolidated Statement of Cash Flows - Years Ended
          December 31, 2003, 2002 and 2001                             31
     Notes to Consolidated Financial Statements                    32- 56

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

4. Instruments defining the rights
of security holders, including
indentures                                   Not applicable

9. Voting trust agreement                    Not applicable

10. Material contracts:

    10.1 Change in Control Agreement
    dated December 31, 2003 between the
    Corporation and Craig G. Litchfield      Filed herewith


    10.2 Change in Control Agreement
    dated December 31, 2003 between the
    Corporation and Mark A. Hughes           Filed herewith

    10.3 Change in Control Agreement
    dated December 31, 2003 between the
    Corporation and Matthew P. Prosseda      Filed herewith

    10.4 Change in Control Agreement
    dated December 31, 2003 between the
    Corporation and Deborah E. Scott         Filed herewith

    10.5 Second Amendment to Citizens &
    Northern Corporation Stock
    Incentive Plan                           Filed herewith

    10.6 First Amendment to Citizens &
    Northern Corporation Stock
    Incentive Plan                           Filed herewith

    10.7 Citizens & Northern
    Corporation Stock Incentive Plan         Filed herewith

    Citizens & Northern Corporation          Incorporated by reference to the
     Independent Directors Stock             exhibits filed with the
     Incentive Plan                          Corporation's proxy statement dated
                                             March 19, 2001 for the annual
                                             meeting of stockholders held on
                                             April 17, 2001.

11. Statement re: computation of             Information concerning the
per share earnings                           computation of earnings per share
                                             is provided in Note 3 to the
                                             Consolidated Financial Statements,
                                             which is included in Part II, Item
                                             8 of Form 10-K.

12. Statements re: computation of
  ratios                                       Not applicable

13. Annual report to security
  holders, Form 10-Q or quarterly
  report to security holders                 Not applicable

14. Code of ethics                           The Code of Ethics is available
                                             through the Corporation's website
                                             at www.cnbankpa.com. To access the
                                             Code of Ethics, click on
                                             "Shareholder News & Info.,"
                                             followed by "Corporate Governance"
                                             and "Code of Ethics."

16. Letter re: change in certifying
  accountant                                 Not applicable

18. Letter re: change in accounting
  principles                                 Not applicable

21. Subsidiaries of the registrant           Filed herewith

22. Published report regarding
  matters submitted to vote of
  security holders                           Not applicable

23. Consents of experts and counsel          Not applicable

24. Power of attorney                        Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:

    31.1 Certification of Chief
      Executive Officer                      Filed herewith

    31.2 Certification of Chief
      Financial Officer                      Filed herewith

32. Section 1350 certifications              Filed herewith

99. Additional exhibits:

    99.1 Additional information mailed
      to stockholders with proxy
      statement and Form 10-K on March
      23, 2004                               Filed herewith

(b) On October 9, 2003, a Current Report on Form 8-K, reported under Items 7 and 12, was filed to report the Corporation's consolidated earnings results for the three-month and nine-month periods ended September 30, 2003.

(c) Exhibits - The required exhibits are listed under Part IV, Item 15(a)(3) of Form 10-K.

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

Date: March 10, 2004

By: Mark A. Hughes /s/
----------------------
Treasurer and Principal Accounting Officer

Date: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/ Dennis F. Beardslee                /s/ Edward L. Learn
     Dennis F. Beardslee                    Edward L. Learn
    Date: March 10, 2004                   Date: March 10, 2004

/s/ R. Robert DeCamp                   /s/ Craig G. Litchfield
     R. Robert DeCamp                       Craig G. Litchfield
    Date: March 10, 2004                   Date: March 10, 2004

/s/ Jan E. Fisher                      /s/ Edward H. Owlett, III
     Jan E. Fisher                          Edward H. Owlett, III
    Date: March 10, 2004                   Date: March 10, 2004

/s/ R. Bruce Haner                     /s/ Leonard Simpson
     R. Bruce Haner                         Leonard Simpson
    Date: March 10, 2004                   Date: March 10, 2004

/s/ Susan E. Hartley                   /s/ James E. Towner
     Susan E. Hartley                       James E. Towner
    Date: March 10, 2004                   Date: March 10, 2004

/s/ Karl W. Kroeck                     /s/ Ann M. Tyler
     Karl W. Kroeck                         Ann M. Tyler
    Date: March 10, 2004                   Date: March 10, 2004

/s/ Leo F. Lambert
     Leo F. Lambert
    Date: March 10, 2004