Form 10-Q
period 2004-03-31
CITIZENS & NORTHERN CORP
filed 2004-05-06
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended March 31, 2004
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes _X_ No___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                Outstanding
Common Stock ($1.00 par value)       8,100,267 Shares Outstanding May 5, 2004

                  CITIZENS & NORTHERN CORPORATION
                               Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - March 31, 2004 and
December 31, 2003                                                              Page 3

Consolidated Statement of Income - Three Months Ended
March 31, 2004 and 2003                                                        Page 4

Consolidated Statement of Cash Flows - Three Months
Ended March 31, 2004 and 2003                                                  Page 5

Notes to Consolidated Financial Statements                                     Pages 6 through 10

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            Pages 10 through 24

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                                    Pages 24 through 26

Item 4.  Controls and Procedures                                               Page 26

Part II.  Other Information                                                    Page 27

Signatures                                                                     Page 28

Exhibit 31.1.  Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Executive Officer                           Page 29

Exhibit 31.2.  Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 - Chief Financial Officer                           Page 30

Exhibit 32.  Certifications Pursuant to 18 U.S.C. Section 1350
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002                                                                    Page 31

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                                                       MARCH 31,       DECEMBER 31,
(In Thousands Except Share Data)                                                                   2004              2003
                                                                                                (UNAUDITED)         (NOTE)
ASSETS
     Cash and due from banks:
     Noninterest-bearing                                                                           $  13,077          $  13,938
     Interest-bearing                                                                                  1,072              1,233
--------------------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                                             14,149             15,171
Available-for-sale securities                                                                        526,985            483,032

Held-to-maturity securities                                                                              448                560
Loans, net                                                                                           525,561            518,800
Bank-owned life insurance                                                                             17,632             17,473

Accrued interest receivable                                                                            6,167              5,632
Bank premises and equipment, net                                                                      14,397             12,482

Foreclosed assets held for sale                                                                           53                101
Other assets                                                                                          15,735             13,650
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $ 1,121,127        $ 1,066,901
================================================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                                           $  75,898          $  75,616
     Interest-bearing                                                                                575,022            582,449
--------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                             650,920            658,065

Dividends payable                                                                                      1,786              1,763
Short-term borrowings                                                                                 47,882             37,763
Long-term borrowings                                                                                 257,184            235,190
Accrued interest and other liabilities                                                                33,113              8,777
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                    990,885            941,558
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000
     shares; issued 8,307,305 in 2004 and 8,226,033 in 2003                                            8,307              8,226
Stock dividend distributable                                                                               -              2,164
Paid-in capital                                                                                       22,422             20,104
Retained earnings                                                                                     86,860             84,940
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                                                           117,589            115,434
Accumulated other comprehensive income                                                                14,612             12,037

Unamortized stock compensation                                                                         (121)               (54)
Treasury stock, at cost:
     188,127 shares at March 31, 2004                                                                (1,838)
     211,408 shares at December 31, 2003                                                                                (2,074)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                           130,242            125,343
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 1,121,127        $ 1,066,901
================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)  (UNAUDITED)

                                                                                                3 MONTHS ENDED
                                                                                           MARCH 31,         MARCH 31,
                                                                                             2004               2003
  INTEREST INCOME
   Interest and fees on loans                                                           $    8,235           $    7,862
   Interest on balances with depository institutions                                             3                    2
   Interest on loans to political subdivisions                                                 214                  167
   Interest on federal funds sold                                                                1                    3
   Income from available-for-sale and
     held-to-maturity securities:
       Taxable                                                                               3,264                3,946
       Tax-exempt                                                                            1,935                1,742
       Dividends                                                                               363                  208
------------------------------------------------------------------------------------------------------------------------
    Total interest and dividend income                                                      14,015               13,930
------------------------------------------------------------------------------------------------------------------------
  INTEREST EXPENSE
   Interest on deposits                                                                      3,343                3,916
   Interest on short-term borrowings                                                           123                  142
   Interest on long-term borrowings                                                          2,237                2,185
------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                    5,703                6,243
------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                                           8,312                7,687
   Provision for loan losses                                                                   350                  350
------------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for loan losses                                           7,962                7,337
------------------------------------------------------------------------------------------------------------------------

  OTHER INCOME
   Service charges on deposit accounts                                                         421                  409
   Service charges and fees                                                                     76                   69
   Trust and financial management revenue                                                      457                  378
   Insurance commissions, fees and premiums                                                    109                   80
   Increase in cash surrender value of life insurance                                          159                  193
   Fees related to credit card operation                                                       184                  162
   Other operating income                                                                      219                  249
------------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net                               1,625                1,540
   Realized gains on securities, net                                                           964                1,721
------------------------------------------------------------------------------------------------------------------------
   Total other income                                                                        2,589                3,261
------------------------------------------------------------------------------------------------------------------------
 OTHER EXPENSES
   Salaries and wages                                                                        2,671                2,448
   Pensions and other employee benefits                                                        984                  864
   Occupancy expense, net                                                                      377                  340
   Furniture and equipment expense                                                             336                  332
   Pennsylvania shares tax                                                                     212                  196
   Other operating expense                                                                   1,648                1,352
------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                                      6,228                5,532
------------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                                                        4,323                5,066
   Income tax provision                                                                        617                  994
------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                             $    3,706           $    4,072
========================================================================================================================
  PER SHARE DATA:
  Net income - basic                                                                    $     0.46           $     0.50
  Net income - diluted                                                                  $     0.45           $     0.50
------------------------------------------------------------------------------------------------------------------------
  Dividend per share                                                                    $     0.22           $     0.21
------------------------------------------------------------------------------------------------------------------------
  Number of shares used in computation - basic                                           8,112,061            8,087,124
  Number of shares used in computation - diluted                                         8,168,162            8,115,839


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE DATA)  (UNAUDITED)

                                                                                 3 MONTHS ENDED
                                                                              MARCH 31,   MARCH 31,
                                                                               2004           2003
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  3,706      $  4,072
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                    350           350
     Realized gains on securities, net                                          (964)       (1,721)
     Loss (gain) on sale of foreclosed assets, net                                  6          (28)
     Depreciation expense                                                         322           295
     Accretion and amortization, net                                              127           313
     Increase in cash surrender value of life insurance                         (159)         (194)
     Amortization of restricted stock                                              24            26
     Increase in accrued interest receivable and other assets                 (1,270)         (962)
     Increase in accrued interest payable and other liabilities                   936         2,137
----------------------------------------------------------------------------------------------------
       Net Cash Provided by Operating Activities                                3,078         4,288
----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                          110           112
   Proceeds from sales of available-for-sale securities                        11,526        26,566
   Proceeds from calls and maturities of available-for-sale securities         36,802        45,219
   Purchase of available-for-sale securities                                 (65,445)      (51,780)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                     (2,463)         (225)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                     1,090             -
   Net increase in loans                                                      (7,111)      (15,458)
   Purchase of premises and equipment                                         (2,237)         (376)
   Proceeds from sale of foreclosed assets                                         42            71
----------------------------------------------------------------------------------------------------
        Net Cash (Used in) Provided by Investing Activities                  (27,686)         4,129
----------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                        (7,145)         8,053
   Net increase (decrease) in short-term borrowings                            10,119      (21,022)
   Proceeds from long-term borrowings                                          41,767        14,800
   Repayments of long-term borrowings                                        (19,773)       (1,806)
   Purchase of treasury stock                                                       -         (174)
   Sale of treasury stock                                                         407            19
   Dividends paid                                                             (1,789)       (1,614)
----------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities                    23,586       (1,744)
----------------------------------------------------------------------------------------------------
  (DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS                            (1,022)        6,673
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  15,171        14,900
----------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 14,149      $ 21,573
====================================================================================================
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Accrued purchase of available-for-sale securities                         $ 22,096      $      -
   Assets acquired through foreclosure of real estate loans                  $      -      $     39
   Interest paid                                                             $  4,274      $  4,960
   Income taxes paid                                                         $    150      $    960


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF INTERIM PRESENTATION

The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2003, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

Results reported for the three months ended March 31, 2004 might not be indicative of the results for the year ending December 31, 2004.

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

                                                                           WEIGHTED-
                                                                            AVERAGE        EARNINGS
                                                             NET             COMMON           PER
                                                           INCOME            SHARES          SHARE
QUARTER ENDED MARCH 31, 2004
Earnings per share - basic                              $  3,706,000        8,112,061         $0.46
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       198,006
  Hypothetical share repurchase at $26.24                                   (141,905)
----------------------------------------------------------------------------------------------------
Earnings per share - diluted                            $  3,706,000        8,168,162         $0.45
====================================================================================================

QUARTER ENDED MARCH 31, 2003
Earnings per share - basic                              $  4,072,000        8,087,124         $0.50
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       182,635
  Hypothetical share repurchase at $20.60                                   (153,920)
----------------------------------------------------------------------------------------------------
Earnings per share - diluted                            $  4,072,000        8,115,839         $0.50
====================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

(NET INCOME IN THOUSANDS)

                                                           3 MONTHS ENDED
                                                               MARCH 31,

                                                        2004            2003
Net income, as reported                                 $3,706           $4,072
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects               (49)             (59)
--------------------------------------------------------------------------------

Pro forma net income                                    $3,657           $4,013
================================================================================

Earnings per share-basic
  As reported                                            $0.46            $0.50
  Pro forma                                              $0.45            $0.49

Earnings per share-diluted
  As reported                                            $0.45            $0.50
  Pro forma                                              $0.45            $0.49


4. COMPREHENSIVE INCOME

U.S. generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The components of comprehensive income, and the related tax effects, are as follows:


                                                                            QUARTERS ENDED
                                                                                 MARCH 31,

(IN THOUSANDS)                                                               2004        2003
Net income                                                                 $ 3,706     $ 4,072

Unrealized holding gains on available-for-sale securities                    4,865       3,171
Less: Reclassification adjustment for gains realized in income               (964)     (1,721)
-----------------------------------------------------------------------------------------------
Other comprehensive income before income tax                                 3,901       1,450
Income tax related to other comprehensive income                           (1,326)       (493)
-----------------------------------------------------------------------------------------------
Other comprehensive income                                                   2,575         957
-----------------------------------------------------------------------------------------------

Comprehensive income                                                       $ 6,281     $ 5,029
===============================================================================================



5. SECURITIES

Amortized cost and fair value of securities at March 31, 2004 are summarized as follows:

                                                                                    MARCH 31, 2004
                                                                                   GROSS            GROSS
                                                                                 UNREALIZED       UNREALIZED
                                                                AMORTIZED         HOLDING          HOLDING           FAIR
(IN THOUSANDS)                                                    COST             GAINS            LOSSES           VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                                 $       -         $       -      $       -        $       -
Obligations of other U.S. Government agencies                       57,184               892           (332)           57,744
Obligations of states and political subdivisions                   163,071             5,672         (1,202)          167,541
Other securities                                                    55,508             2,672           (377)           57,803
Mortgage-backed securities                                         199,091             2,678           (285)          201,484
------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                              474,854            11,914         (2,196)          484,572
Marketable equity securities                                        29,992            12,857           (436)           42,413
------------------------------------------------------------------------------------------------------------------------------
Total                                                            $ 504,846         $  24,771      $  (2,632)        $ 526,985
==============================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                                 $     318         $      38      $        -        $     356
Obligations of other U.S. Government agencies                           98                19               -              117
Mortgage-backed securities                                              32                 2               -               34
------------------------------------------------------------------------------------------------------------------------------
Total                                                            $     448         $      59      $        -        $     507
==============================================================================================================================


CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2004.



(IN THOUSANDS)                                        LESS THAN 12 MONTHS         12 MONTHS OR MORE                     TOTAL
                                                      FAIR       UNREALIZED      FAIR      UNREALIZED      FAIR       UNREALIZED
                                                      VALUE        LOSSES        VALUE       LOSSES        VALUE        LOSSES

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                     $      -      $      -      $     -     $      -     $      -     $       -
Obligations of other U.S. Government agencies           9,656         (332)            -            -        9,656         (332)
Obligations of states and political subdivisions       40,354       (1,175)        1,822         (27)       42,176       (1,202)
Other securities                                        7,207         (302)        5,025         (75)       12,232         (377)
Mortgage-backed securities                             47,983         (285)            -            -       47,983         (285)
---------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                 105,200       (2,094)        6,847        (102)      112,047       (2,196)
Marketable equity securities                            5,454         (369)          876         (67)        6,330         (436)
---------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired available-for-sale
  Securities                                         $110,654     $ (2,463)      $ 7,723     $  (169)     $118,377     $ (2,632)
=================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                     $      -     $       -      $     -     $      -     $      -     $       -
Obligations of other U.S. Government agencies               -             -            -            -            -             -
Mortgage-backed securities                                  -             -            -            -            -             -
---------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired held-to-maturity
  Securities                                         $      -     $       -      $     -     $      -     $      -     $       -
=================================================================================================================================


The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities at March 31, 2004 were not other-than-temporarily impaired.

Of the total $436,000 unrealized losses on equity securities at March 31, 2004, $285,000 was from a preferred stock issued by an U.S. Government agency. Management believes this security's fair value is affected primarily by volatility in interest rates, and that there is very little credit risk associated with this security. For the remaining equity securities for which fair value was less than cost at March 31, 2004, management believes the financial condition and near-term prospects of those issuers indicate those securities were not other-than-temporarily impaired.

6. DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance and will not affect the Corporation's future expenses.

The Corporation uses a December 31 measurement date for its plans.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

The components of net periodic benefit costs from these defined benefit plans are as follows:
(IN THOUSANDS)


                                                           PENSION              POSTRETIREMENT
                                                           BENEFITS                BENEFITS
                                                        3 MONTHS ENDED          3 MONTHS ENDED
                                                            MARCH 31,              MARCH 31,
                                                        2004        2003        2004       2003
Service cost                                           $  119      $   99       $  11      $   8
Interest cost                                             155         148          16         15
Expected return on plan assets                          (187)       (154)           -          -
Amortization of transition (asset) obligation             (6)         (6)           9          9
Recognized net actuarial loss                              16          22           1          -
-------------------------------------------------------------------------------------------------
Net periodic benefit cost                              $   97      $  109       $  37      $  32
=================================================================================================


The Corporation funded its total defined benefit pension contribution for 2004 of $328,000 in April 2004. In the first quarter 2004, the Corporation funded postretirement contributions totaling $13,000. The estimated total (annual) amount of 2004 postretirement contributions is $60,000.

7. CONTINGENCIES

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

REFERENCES TO 2004 AND 2003

Unless otherwise noted, all references to "2004" in the following discussion of operating results are intended to mean the three months ended March 31, 2004, and similarly, references to "2003" are intended to mean the three months ended March 31, 2003.

EARNINGS OVERVIEW

Net income in 2004 was $3,706,000, or $.46 per share - basic and $.45 per share
- diluted. This represents a decrease of 9.0% in net income compared to 2003. Return on average assets was 1.38% in 2004, down from 1.62% in 2003. Return on average equity decreased to 11.45% in 2004 from 13.83% in 2003.

The most significant income statement changes between 2004 and 2003 were as follows:

- Net realized gains on securities were $964,000 in 2004, compared to $1,721,000 in 2003. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks. Total gains from sales of bank stocks amounted to $926,000 in 2004 and $1,286,000 in 2003.

- Other (noninterest) expenses increased $696,000, or 12.6%, in 2004 compared to 2003. The increase reflects increases in payroll costs and employee benefits, and other expenses. Increases in other expenses are described in more detail in the "Noninterest Expense" section of Management's Discussion and Analysis.

- The interest margin increased $625,000, or 8.1%, to $8,312,000 in 2004 from $7,687,000 in 2003. The Corporation has experienced significant growth in loans, and has identified opportunities to borrow funds and invest the proceeds in securities at positive spreads. Also, average interest rates on deposits and borrowed funds have been lower in 2004. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

- The income tax provision decreased to $617,000 in the first quarter of 2004 from $994,000 in the first quarter of 2003. The Corporation's effective tax rate fell to 14.3% in 2004 from 19.6% in 2003. This lower effective tax rate resulted mainly from lower pre-tax income and management's decision to increase the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)


                                                       MAR. 31,    DEC. 31,    SEPT. 30,    JUNE 30,     MAR. 31,
                                                        2004        2003         2003        2003         2003
Interest income                                        $14,015      $13,797     $13,553      $13,943     $13,930
Interest expense                                         5,703        5,550       5,655        6,089       6,243
-----------------------------------------------------------------------------------------------------------------
Interest margin                                          8,312        8,247       7,898        7,854       7,687
Provision for loan losses                                  350          250         250          250         350
-----------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses          7,962        7,997       7,648        7,604       7,337
Other income                                             1,625        1,722       1,705        1,628       1,540
Securities gains                                           964        1,510         660          908       1,721
Other expenses                                           6,228        5,890       5,336        5,356       5,532
-----------------------------------------------------------------------------------------------------------------
Income before income tax provision                       4,323        5,339       4,677        4,784       5,066
Income tax provision                                       617          992         759          864         994
-----------------------------------------------------------------------------------------------------------------
Net income                                             $ 3,706      $ 4,347     $ 3,918      $ 3,920     $ 4,072
=================================================================================================================
Net income per share - basic                           $  0.46      $  0.54     $  0.48      $  0.48     $  0.50
=================================================================================================================
Net income per share - diluted                         $  0.45      $  0.53     $  0.48      $  0.48     $  0.50
=================================================================================================================



The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.

PROSPECTS FOR THE REMAINDER OF 2004

Overall, management expects financial results for the remainder of 2004 to be relatively comparable to 2003. Loan growth is expected to continue, although perhaps not at the +15% pace enjoyed for the last three years. As you can see in Table I, the interest margin has grown slightly in each of the last 5 quarters, to $8,312,000 in the first quarter of 2004 from $7,687,000 in the 1st quarter 2003. Recently, interest rates have risen quite rapidly. As of April 27, 2004, for example, closing yields on U.S. Treasury Bonds with terms of 2, 3, 5, and 10 years had all risen 50 basis points or more from their levels one month earlier. Management anticipates continued rising rates over much of 2004, including increases in short-term rates in the last half of the year. The impact of rising rates would likely be a slight "squeeze" on the net interest margin, as (on average) deposits and borrowings would be expected to reprice slightly faster than loans and debt securities. The Corporation's interest rate risk is discussed in more detail in Item 3 of Form 10-Q.

The other major variable that could affect 2004 earnings is securities gains and losses. The Corporation's management makes decisions regarding the sales of securities based on a variety of factors, with an overall goal of maximizing portfolio return over a long-term horizon. Therefore, it is difficult to predict, with any degree of precision, the amounts of securities gains and losses that may be realized over the remainder of 2004.

Total capital purchases for 2004 are estimated to range from $5 million to $8 million. Included in this amount are estimated costs related to two significant projects that are currently in progress: (1) renovation of the facility on Market Street in Williamsport, and (2) implementation of a new core banking computer system.

Trust and Financial Management, Commercial Lending and a few other personnel moved into the Williamsport facility in February 2004, and the branch is expected to open before the end of the second quarter 2004. Total capitalized costs incurred related to the Williamsport renovation through March 31, 2004 amounted to $2,238,000 with estimated additional cost to be incurred on the project of $300,000.

In March 2004, management selected a new core processing system from Open Solutions, Inc., and made a substantial initial payment of almost $1.5 million. Management expects the core system to be completed by year-end 2004 at a total capitalized cost of approximately $2.5 million.

Although the amount of capital spending expected for 2004 is high by the Corporation's normal historical standards, it is not expected to have a material, adverse impact on the Corporation's financial position or results of operations in 2004.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin for 2004 and 2003. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $9,321,000 in 2004, an increase of $746,000, or 8.7%, over 2003. As reflected in Table IV, the increase in net interest margin was caused by the growth in volume. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $837,000 in the first quarter 2004 compared to the first quarter 2003. Table IV also shows that interest rate changes had the effect of decreasing net interest income $91,000 in 2004 as compared to 2003. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.39% for the first quarter 2004, compared to 3.31% for the year ended December 31, 2003 and 3.30% for the first quarter 2003.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 1.3% to $15,024,000 in 2004 from $14,818,000 in 2003.
Income from available-for-sale securities decreased $233,000, or 3.5%, while interest from loans increased $443,000 or 5.5%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in the first quarter 2004 amounted to $467,945,000, a decrease of 2.0% from the first quarter 2003. The average rate of return on available-for-sale securities was 5.56% for first quarter 2004, lower than the 5.69% level in the first quarter 2003, but higher than the rate of return for the year ended December 31, 2003 of 5.43%.

Table III also shows changes in the composition of the available-for-sale securities portfolio. The average balance of mortgage-backed securities dropped to $171,334,000 in the first quarter 2004 from $194,678,000 in the first quarter 2003. The rapidly falling interest rate environment during most of the second and third quarters of 2003 led to very high amounts of prepayments on mortgage-backed securities.

Municipal bonds were a larger portion of the portfolio in the first quarter 2004 than in the first quarter 2003. The average balance of municipal bonds grew to $160,624,000, or 34% of the portfolio, in the first quarter 2004 from $133,468,000, or 28% of the portfolio, in the first 3 months of 2003. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

Other securities consist of corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions, and Collateralized Mortgage Obligations (CMOs). Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years) which bear interest at fixed or variable rates. The average balance of other securities decreased to $47,265,000 in the first quarter 2004 from $60,702,000 for the first 3 months of 2003, primarily as a result of principal payments received on CMOs.

The average balance of gross loans increased 15.4% in the first quarter 2004 over the first 3 months of 2003, to $529,155,000 from $458,392,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. The average rate of return on loans fell to 6.50% in the first quarter 2004 from 7.17% in the first 3 months of 2003, due to lower market rates.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $540,000, or 8.6%, to $5,703,000 in 2004 from $6,243,000 in 2003. Overall, the impact to interest expense of lower interest rates was more than twice the impact of higher volumes of interest-bearing liabilities. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs and money market accounts. In contrast, interest expense on Individual Retirement Accounts
(IRAs) increased $126,000. The Corporation's 18-month "Passbook" IRA rate (which pays interest at a variable rate, re-set at the beginning of each calendar quarter) changed from 5% to 3.5% on the majority of IRA s, effective for the second quarter 2004. The change in IRA rate will reduce interest expense approximately $350,000 in the second quarter 2004 as compared to the first quarter 2004.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $652,398,000 in the first three months of 2004 from $640,500,000 in the first three months of 2003. This represents an increase of 1.9%. Of the increase in average deposits, the largest growth categories were demand deposits of $9,116,000, or 13.9% and IRA's of $12,732,000, or 12.5%. Average Certificates of Deposit fell 7.0% to $182,735,000 in 2004 from $196,532,000 in 2003. Overall, deposit growth has been very low in recent months. Management believes the return to positive U.S. stock market performance in 2003 has motivated some customers to move funds out of the Bank to mutual funds and other equity securities. Also, deposits from a few of the Corporation's Municipal and not-for-profit customers have fallen over the last several months due to the customers' use of the funds for building projects. Table III reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 2.66% for the first quarter 2004, from 2.84% for the year ended December 31, 2003 and 3.10% for the first quarter 2003.

Average total short-term and long-term borrowed funds increased $42,985,000 to $285,127,000 in the first quarter 2004 from $242,142,000 in the first quarter 2003. The Corporation has utilized borrowings to fund security purchases and to help fund loan growth during this period of low deposit growth.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,          INCREASE/
(IN THOUSANDS)                                                            2004        2003       (DECREASE)
INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                                             $   -       $   -         $    -
     Securities of other U.S. Government agencies
       and corporations                                                     675         796          (121)
     Mortgage-backed securities                                           1,863       2,272          (409)
     Obligations of states and political subdivisions                     2,844       2,553            291
     Equity securities                                                      363         208            155
     Other securities                                                       719         868          (149)
-----------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                             6,464       6,697          (233)
-----------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                                 4           4             -
     Securities of other U.S. Government agencies
       and corporations                                                       2           5            (3)
     Mortgage-backed securities                                               1           1             -
-----------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                                   7          10            (3)
-----------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                               3
                                                                                          2             1
Federal funds sold                                                            1           3            (2)
Loans:
     Real estate loans                                                    7,053       6,555           498
     Consumer                                                               614         737          (123)
     Agricultural                                                            47          49            (2)
     Commercial/industrial                                                  511         502             9
     Other                                                                    9          17            (8)
     Political subdivisions                                                 314         244            70
     Leases                                                                   1           2            (1)
-----------------------------------------------------------------------------------------------------------
          Total loans                                                     8,549       8,106            443
-----------------------------------------------------------------------------------------------------------
Total Interest Income                                                    15,024      14,818            206
-----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest checking                                                            57          75           (18)
Money market                                                                575         799          (224)
Savings                                                                      68         127           (59)
Certificates of deposit                                                   1,270       1,668          (398)
Individual Retirement Accounts                                            1,371       1,245            126
Other time deposits                                                           2           2              -
Federal funds purchased                                                      29          15             14
Other borrowed funds                                                      2,331       2,312             19
-----------------------------------------------------------------------------------------------------------
Total Interest Expense                                                    5,703       6,243           (540)
-----------------------------------------------------------------------------------------------------------
Net Interest Income                                                     $ 9,321     $ 8,575        $   746
===========================================================================================================



Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(DOLLARS IN THOUSANDS)                                     3 MONTHS                      YEAR                 3 MONTHS
                                                            ENDED       RATE OF          ENDED     RATE OF      ENDED      RATE OF
                                                          3/31/2004     RETURN/       12/31/2003   RETURN/    3/31/2003    RETURN/
                                                           AVERAGE      COST OF         AVERAGE    COST OF     AVERAGE     COST OF
                                                           BALANCE      FUNDS%         BALANCE     FUNDS%      BALANCE      FUNDS%
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                           $        -       0.00%      $        -      0.00%   $        -      0.00%
     Securities of other U.S. Government
      agencies and corporations                             58,733       4.62%          67,218      4.72%       63,936      5.05%
     Mortgage-backed securities                            171,334       4.37%         176,800      4.20%      194,678      4.73%
     Obligations of states and political subdivisions      160,624       7.12%         146,371      7.36%      133,468      7.76%
     Equity securities                                      29,989       4.87%          28,084      4.16%       24,937      3.38%
     Other securities                                       47,265       6.12%          52,980      5.76%       60,702      5.80%
----------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities              467,945       5.56%         471,453      5.43%      477,721      5.69%
----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                  318       5.06%             320      5.31%          321      5.05%
     Securities of other U.S. Government
      agencies and corporations                                148       5.44%             220      5.00%          272      7.46%
     Mortgage-backed securities                                 38      10.58%              64      4.69%           82      4.95%
----------------------------------------------------------------------------------------------------------------------------------
          Total held-to-maturity securities                    504       5.59%             604      5.13%          675      6.01%
----------------------------------------------------------------------------------------------------------------------------------
Interest-bearing due from banks                                965       1.25%           1,669      0.60%        1,849      0.44%
Federal funds sold                                             357       1.13%             680      1.18%          982      1.24%
Loans:
     Real estate loans                                     438,034       6.48%         399,353      6.79%      375,802      7.07%
     Consumer                                               33,436       7.39%          32,386      8.75%       32,471      9.20%
     Agricultural                                            2,933       6.45%           2,924      6.81%        2,782      7.14%
     Commercial/industrial                                  35,405       5.80%          32,909      6.15%       32,030      6.36%
     Other                                                     608       5.95%             851      6.58%        1,056      6.53%
     Political subdivisions                                 18,674       6.76%          16,649      6.87%       14,159      6.99%
     Leases                                                     65       6.19%              78      6.41%           92      8.82%
----------------------------------------------------------------------------------------------------------------------------------
          Total loans                                      529,155       6.50%         485,150      6.88%      458,392      7.17%
----------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                             998,926       6.05%         959,556      6.15%      939,619      6.40%
Cash                                                        13,268                      13,583                  12,398
Unrealized gain/loss on securities                          21,693                      20,296                  19,271
Allowance for loan losses                                  (6,166)                     (5,908)                 (5,864)
Bank premises and equipment                                 12,805                      11,090                  10,444
Other assets                                                36,835                      36,103                  31,541
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                            $1,077,361                  $1,034,720              $1,007,409
=======================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                          $37,934       0.60%         $37,647      0.71%      $35,707      0.85%
Money market                                               186,375       1.24%         190,161      1.43%      187,697      1.73%
Savings                                                     54,997       0.50%          54,789      0.78%       51,633      1.00%
Certificates of deposit                                    182,735       2.80%         190,019      3.14%      196,532      3.44%
Individual Retirement Accounts                             114,686       4.81%         106,216      4.88%      101,954      4.95%
Other time deposits                                          1,057       0.76%           1,666      1.02%        1,479      0.55%
Federal funds purchased                                      9,614       1.21%           7,033      1.29%        4,229      1.44%
Other borrowed funds                                       275,513       3.40%         242,358      3.67%      237,913      3.94%
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities               862,911       2.66%         829,889      2.84%      817,144      3.10%
Demand deposits                                             74,614                      70,528                  65,498
Other liabilities                                           10,396                      12,032                   6,965
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                          947,921                     912,449                 889,607
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding
 other comprehensive income/loss                           115,123                     108,876                 105,055
Other comprehensive income/loss                             14,317                      13,395                  12,747
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                 129,440                     122,271                 117,802
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity              $1,077,361                  $1,034,720              $1,007,409
==================================================================================================================================
Interest Rate Spread                                                     3.39%                      3.31%                   3.30%
Net Interest Income/Earning Assets                                       3.75%                      3.70%                   3.70%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES

(IN THOUSANDS)                                             YTD ENDED 3/31/04 VS. 3/31/03
                                                         CHANGE IN    CHANGE IN       TOTAL
                                                          VOLUME        RATE          CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                              $    --       $    --         $  --
     Securities of other U.S. Government agencies
       and corporations                                        (59)          (62)         (121)
     Mortgage-backed securities                               (251)         (158)         (409)
     Obligations of states and political subdivisions          508          (217)          291
     Equity securities                                          49           106           155
     Other securities                                         (196)           47          (149)
----------------------------------------------------------------------------------------------
          Total available-for-sale securities                   51          (284)         (233)
----------------------------------------------------------------------------------------------
Held-to-maturity securities:
     U.S. Treasury securities                                   --            --            --
     Securities of other U.S. Government agencies
       and corporations                                         (2)           (1)           (3)
     Mortgage-backed securities                                 (1)            1          --
----------------------------------------------------------------------------------------------
          Total held-to-maturity securities                     (3)         --              (3)
----------------------------------------------------------------------------------------------
Interest-bearing due from banks
                                                                (1)            2             1
Federal funds sold                                              (2)         --              (2)
Loans:
     Real estate loans                                       1,070          (572)          498
     Consumer                                                   22          (145)         (123)
     Agricultural                                                3            (5)           (2)
     Commercial/industrial                                      53           (44)            9
     Other                                                      (6)           (2)           (8)
     Political subdivisions                                     78            (8)           70
     Leases                                                     (1)           --            (1)
----------------------------------------------------------------------------------------------
          Total loans                                        1,219          (776)          443
----------------------------------------------------------------------------------------------
Total Interest Income                                        1,264        (1,058)          206
----------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
Interest checking                                                5           (23)          (18)
Money market                                                    (6)         (218)         (224)
Savings                                                          8           (67)          (59)
Certificates of deposit                                       (108)         (290)         (398)
Individual Retirement Accounts                                 162           (36)          126
Other time deposits                                             (1)            1            --
Federal funds purchased                                         16            (2)           14
Other borrowed funds                                           351          (332)           19
----------------------------------------------------------------------------------------------
Total Interest Expense                                         427          (967)         (540)
----------------------------------------------------------------------------------------------
Net Interest Income                                        $   837       $   (91)      $   746
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME

 (IN THOUSANDS)                                           3 MONTHS ENDED
                                                       MARCH 31,   MARCH 31,
                                                          2004        2003
 Service charges on deposit accounts                    $  421      $  409
 Service charges and fees                                   76          69
 Trust and financial management revenue                    457         378
 Insurance commissions, fees and premiums                  109          80
 Increase in cash surrender value of life insurance        159         193
 Fees related to credit card operation                     184         162
 Other operating income                                    219         249
--------------------------------------------------------------------------
 Total other operating income, before realized
  gains on securities, net                               1,625       1,540
 Realized gains on securities, net                         964       1,721
--------------------------------------------------------------------------
 Total Other Income                                     $2,589      $3,261
==========================================================================


Total noninterest income decreased $672,000, or 20.6%, in 2004 compared to 2003. The most significant change - the decrease in net realized security gains - is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Trust and financial management revenue increased $79,000, or 20.9%, for 2004 versus 2003. Trust and financial management revenue is affected significantly by the market value of assets under management. As of March 31, 2004, the value of trust assets under management amounted to $353,762,000, an increase of $75,214,000 or 27.0% from $278,548,000 as of
     March 31, 2003.

- Insurance commissions and fees rose $29,000, or 36.3%, for 2004 compared to 2003. The increase in insurance-related revenues had 2 components: (1) an increase in the revenues of $20,000 from Bucktail Life Insurance Company ("Bucktail"), a subsidiary of the Corporation that reinsures credit and mortgage life and accident and health insurance, and (2) an increase in revenues of $9,000 from the insurance division of C & N Financial Services Corporation ("C&NFSC"). C&NFSC, a subsidiary or Citizens & Northern Bank, began its insurance agency operations in 2002, with limited activity to date. C&NFSC insurance revenues amounted to $39,000 in 2004 and $30,000 in 2003. Management continues to explore opportunities to expand insurance related revenues.

- Credit card fee income has increased mainly due to the formation of a "Reward Card Program" which pays users a rebate for using their credit card. This program was started in April 2003 and has had the desired effect of raising card usage. This, along with an increased rate on interchange fees, has raised overall credit card fees 13.6%.

- The increase in cash surrender value of life insurance fell $34,000 to $159,000 in 2004 from $193,000 for 2003. The Corporation's policy return is determined, in part, by the earnings generated from a pooled separate investment trust held by the life insurance company. In 2004, the earnings on that pooled separate trust fund have been lower than in 2003, which is reflective of lower market yields on debt securities.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
 (IN THOUSANDS)

                                                                               3 MONTHS ENDED
                                                                         MARCH 31,       MARCH 31,
                                                                            2004            2003
 Salaries and wages                                                      $   2,671       $   2,448
 Pensions and other employee benefits                                          984             864
 Occupancy expense, net                                                        377             340
 Furniture and equipment expense                                               336             332
 Pennsylvania shares tax                                                       212             196
 Other operating expense                                                     1,648           1,352
---------------------------------------------------------------------------------------------------
 Total Other Expense                                                     $   6,228       $   5,532
===================================================================================================


Salaries and wages increased $223,000, or 9.1%, for 2004 compared to 2003. The increase is the result of annual merit raises generally ranging from 2%-5% and an increase in the number of employees. The number of full-time equivalent employees increased 10.6% to 293 as of March 31, 2004 from 265 as of March 31, 2003.

Pensions and other employee benefits increased $120,000, or 13.9%, in 2004 over 2003. The largest expense increases within this category were increases of $32,000 in Savings & Retirement (401(k)) expense, $27,000 in health insurance expense and $18,000 in unemployment compensation expense. In addition to the impact of more employees and a higher salary base, health care and unemployment rates were higher in 2004 than in 2003.

Occupancy Expense rose $37,000, or 10.9%, in 2004 compared to 2003. The majority of this increase is directly related to the general overall increase in utility rates, coupled with the addition of the Williamsport facility. Light, fuel and water rose $24,000, or 33.7%, in 2004 over 2003.

Other Operating Expense increased $296,000 or 21.9% in 2004 compared to 2003. Overall, the increase in Other Operating Expense resulted from higher volumes of loans and other transactions, start-up of the Williamsport facility and other activities that have resulted in more expenses incidental to personnel and technology. The largest increases in expenses within this category were as follows:

     -    Expenses related to Bucktail, $45,000
     -    Telephone services, $42,000
     -    Office supplies, $31,000
     -    Postage, $21,000
     -    PC software, $17,000
     -    Employee tuition and education, $16,000.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis. The following are significant changes in the Corporation's consolidated balance sheet as of March 31, 2004 compared to December 31, 2003, other than the items addressed in those discussions:

- As reflected in the consolidated balance sheet, the carrying value of available-for-sale securities rose to $526,985,000 at March 31, 2004 from $483,032,000 at December 31, 2003. Much of the increase is in mortgage-backed securities. Management has identified investment opportunities and entered into long-term repurchase agreements to fund them.

- Also reflected in the consolidated balance sheet, accrued interest and other liabilities rose to $33,113,000 at March 31, 2004 from $8,777,000 at December 31, 2003, an increase of $24,336,000. A major portion of this increase, $22,096,000, is attributable to an accrued purchase of mortgage-backed securities, which settled early in the second quarter.

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

The allowance for loan losses was $6,370,000 at March 31, 2004, an increase of $273,000 from the balance at December 31, 2003. As you can see in Table VII, net charge-offs were relatively low by historical standards during the first quarter 2004, totaling $77,000. The provision for loan losses was $350,000 in the first quarters of 2004 and 2003. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Table VIII presents a summary of the allocated allowance by loan type, as well as the unallocated portion of the allowance. The allowance for impaired loans increased $125,000, to $1,667,000 at March 31, 2004 from $1,542,000 at December
31, 2003. Table VIII also shows an increase in the unallocated portion of the allowance of $121,000, to $2,238,000 at March 31, 2004 from $2,117,000 at
December 31, 2003.

Table IX presents information concerning past due and impaired loans. Total impaired loans increased substantially, to $8,722,000 as of March 31, 2004 from $4,621,000 at December 31, 2003. Table IX also shows that total loans past due more than 90 days and still accruing interest increased to $5,591,000 at March 31, 2004 from $2,546,000 at December 31, 2003. These increases resulted mainly from one commercial loan relationship, with total outstanding loan balances of approximately $3.8 million as of March 31, 2004. Currently, management estimates that payment in full will be received on these loans, including principal and all interest that has been accrued. Accordingly, the Corporation's allowance calculations reflect no estimated loss as of March 31, 2004, and the relationship has not been moved into nonaccrual status. Management continues to closely monitor this situation, and will adjust its estimates of loss and decision concerning nonaccrual status, if appropriate.

Tables VII, VII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                          QUARTER      QUARTER                    YEARS ENDED DECEMBER 31,
                                         ENDED        ENDED
                                        MARCH 31,   MARCH 31,
                                          2004        2003         2003        2002       2001        2000        1999
Balance, beginning of year              $ 6,097      $ 5,789     $ 5,789    $ 5,265     $ 5,291     $ 5,131     $ 4,820
------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                          20           57         168        123         144         272          81
  Installment loans                          27          187         326        116         138          77         138
  Credit cards and related plans             50           48         171        190         200         214         192
  Commercial and other loans                  -          183         303        123         231          53         219
------------------------------------------------------------------------------------------------------------------------
Total charge-offs                            97          475         968        552         713         616         630
------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                           2           15          75         30           6          26          81
  Installment loans                           7            4          52         30          27          23          60
  Credit cards and related plans              7            7          17         18          20          28          30
  Commercial and other loans                  4            3          32         58          34          23          10
------------------------------------------------------------------------------------------------------------------------
Total recoveries                             20           29         176        136          87         100         181
------------------------------------------------------------------------------------------------------------------------
Net charge-offs                              77          446         792        416         626         516         449
Provision for loan losses                   350          350       1,100        940         600         676         760
------------------------------------------------------------------------------------------------------------------------
Balance, end of year                    $ 6,370      $ 5,693     $ 6,097    $ 5,789     $ 5,265     $ 5,291     $ 5,131
========================================================================================================================

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                                           AS OF
                                        MARCH 31, AS                    OF DECEMBER 31,
                                           2004        2003       2002        2001        2000        1999
Commercial                                $  1,606     $ 1,578    $ 1,315       $ 852       $ 441     $ 2,081
Consumer mortgage                              460         456        460         188         187         834
Impaired loans                               1,667       1,542      1,877       1,736       2,393         609
Consumer                                       399         404        378         302         287         437
All other commitments                            -           -          -           -           -         150
Unallocated                                  2,238       2,117      1,759       2,187       1,983       1,020
--------------------------------------------------------------------------------------------------------------
Total Allowance                           $  6,370     $ 6,097    $ 5,789     $ 5,265     $ 5,291     $ 5,131
==============================================================================================================


TABLE IX - PAST DUE AND IMPAIRED LOANS
(IN THOUSANDS)

                                                          MARCH 31,       DEC. 31,
                                                             2004           2003
Impaired loans without a valuation allowance               $   3,861        $    114
Impaired loans with a valuation allowance                      4,861           4,507
-------------------------------------------------------------------------------------
Total impaired loans                                       $   8,722       $   4,621
=====================================================================================
Valuation allowance related to impaired loans              $   1,667       $   1,542
Total nonaccrual loans                                     $   1,359       $   1,145
Total loans past due 90 days or more and
  still accruing                                           $   5,591       $   2,546

TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                  AS OF
                                MARCH 31,                               AS OF DECEMBER 31,
                                  2004           2003           2002           2001           2000           1999

Real estate - construction     $   4,061      $   2,856      $     103      $   1,814      $     452      $     649
Real estate - mortgage           437,494        431,047        370,453        306,264        263,325        247,604
Consumer                          33,647         33,977         31,532         29,284         28,141         29,140
Agricultural                       2,832          2,948          3,024          2,344          1,983          1,899
Commercial                        34,145         34,967         30,874         24,696         20,776         18,050
Other                              1,914          1,183          2,001          1,195            948          1,025
Political subdivisions            17,773         17,854         13,062         13,479         12,462         12,332
Lease receivables                     65             65             96            152            218            222
-------------------------------------------------------------------------------------------------------------------
Total                            531,931        524,897        451,145        379,228        328,305        310,921
Less: unearned discount             --             --             --             --             --              (29)
-------------------------------------------------------------------------------------------------------------------
                                 531,931        524,897        451,145        379,228        328,305        310,892
Less: allowance for loan
  Losses                          (6,370)        (6,097)        (5,789)        (5,265)        (5,291)        (5,131)
-------------------------------------------------------------------------------------------------------------------
Loans, net                     $ 525,561      $ 518,800      $ 445,356      $ 373,963      $ 323,014      $ 305,761
===================================================================================================================



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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded as of March 31, 2004 and December 31, 2003, and for the first quarters of 2004 and 2003, related to IPCDs are as follows (in thousands):

                                                           MARCH 31,    DEC. 31,
                                                             2004         2003
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                     $3,903        $3,593

Carrying value of IPCDs                                      3,490         3,160

Carrying value of embedded derivative liabilities              360           298

Carrying value of Swap contract liabilities                     35           130

                                                       3 MONTHS ENDED 3 MONTHS ENDED
                                                           MARCH 31,     MARCH 31,
                                                             2004          2003

Interest expense                                            $   34        $   29

Other expense                                                    1             -


LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At March 31, 2004, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $118,073,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

Historically, one of the tools used to monitor a bank's longer-term liquidity situation has been the loan-to-deposit ratio. As of March 31, 2004, this ratio was 81%, which is a moderate-to-low ratio by banking industry standards, but much higher than the Corporation's position has been in many years. The higher than historical level of loans-to-deposits reflects the Corporation's very strong loan growth over the past few years. The loan-to-deposit ratio was 79% at December 31, 2003, 70% at December 31, 2002 and 65% at December 31, 2001. Management believes the current, higher loan-to-deposit ratio is an indicator that some of the Corporation's historical liquidity "cushion" has been reduced; however, the current position continues to provide sufficient funds for maintenance of a substantial investment securities portfolio. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2004, the carrying value of non-pledged securities was $344,084,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and low loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The Corporation's consolidated capital ratios at March 31, 2004 are as follows:

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Total capital to risk-weighted assets                         20.00%
Tier 1 capital to risk-weighted assets                        18.12%
Tier 1 capital to average total assets                        10.73%


Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures (discussed in the "Earnings Overview" section of Management's Discussion and Analysis) during the next 12 months are not expected to have a detrimental effect on capital ratios or results of operations.

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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the baseline one-year scenario. The policy limit for market value variance is minus 30% from the baseline one-year scenario. The most sensitive scenario presented in Table XI below is the "+200 basis points" scenario. As Table XI shows, as of March 31, 2004, the result of the Bank's net interest income calculation is well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 38.0%, which exceeds the policy threshold. Management continues to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES


                                                               PERIOD ENDING MARCH 31, 2005
(IN THOUSANDS)
MARCH 31, 2004 DATA
                                                        CURRENT      PLUS 200                 MINUS 200
                                                       INTEREST       BASIS                     BASIS
                                                        RATES         POINTS                    POINTS
                                                       SCENARIO       AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                        $ 55,251     $  58,802                 $  50,352

Interest expense                                         20,902        25,663                    16,733
---------------------------------------------------------------------------------            ----------
Net Interest Income                                    $ 34,349     $  33,139       -3.5%     $  33,619       -2.1%
====================================================================================================================

Market Value of Portfolio Equity at Mar. 31, 2004     $ 127,722     $  79,200      -38.0%     $ 158,129       23.8%
====================================================================================================================

                                                               PERIOD ENDING DECEMBER 31, 2004
(IN THOUSANDS)
DECEMBER 31, 2003 DATA
                                                        CURRENT      PLUS 200                 MINUS 200
                                                       INTEREST       BASIS                     BASIS
                                                         RATES        POINTS                    POINTS
                                                       SCENARIO       AMOUNT      % CHANGE      AMOUNT      % CHANGE
Interest income                                        $ 54,126     $  58,319                 $  48,386

Interest expense                                         20,676        26,047                    16,343
-------------------------------------------------------------------------------              ------------
Net Interest Income                                    $ 33,450     $  32,272       -3.5%     $  32,043       -4.2%
====================================================================================================================

Market Value of Portfolio Equity at Dec. 31, 2003     $ 123,499     $  79,649      -35.5%     $ 152,462       23.5%
====================================================================================================================


EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $9,919,000 at March 31, 2004 and $11,347,000 at December 31, 2003.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Equity securities held as of March 31, 2004 and December 31, 2003 are presented in Table XII.

TABLE XII - EQUITY SECURITIES
(IN THOUSANDS)                                                              HYPOTHETICAL           HYPOTHETICAL
                                                                                 10%                    20%
                                                                              DECLINE IN            DECLINE IN
                                                                  FAIR          MARKET                MARKET
AT MARCH 31, 2004                                     COST        VALUE          VALUE                 VALUE
Banks and bank holding companies                    $ 16,470    $ 28,610        $  (2,861)         $   (5,722)
Other equity securities                               13,522      13,803           (1,380)             (2,761)
---------------------------------------------------------------------------------------------------------------
     Total                                          $ 29,992    $ 42,413        $  (4,241)         $   (8,483)
===============================================================================================================

                                                                             HYPOTHETICAL           HYPOTHETICAL
                                                                                 10%                    20%
                                                                              DECLINE IN             DECLINE IN
                                                                  FAIR          MARKET                 MARKET
AT DECEMBER 31, 2003                                   COST       VALUE          VALUE                 VALUE
Banks and bank holding companies                    $ 16,375    $ 29,288        $  (2,929)         $   (5,858)
Other equity securities                               13,576      13,400           (1,340)             (2,680)
---------------------------------------------------------------------------------------------------------------
     Total                                          $ 29,951    $ 42,688        $  (4,269)         $   (8,538)
===============================================================================================================




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

There were no changes in the Corporation's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8 - K


      a. Exhibits:

                                                                                                           Page
                                                                                                           ----

            Exhibit 31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 - Chief Executive Officer                                                                  29

            Exhibit 31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 - Chief Financial Officer                                                                  30

            Exhibit 32         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant
            to Section 906 of the Sarbanes-Oxley Act of 2002                                                31

      b. A Current Report on Form 8-K under Items 7 and 12, dated January 9, 2004, was furnished to report the Corporation's consolidated earnings results for the three-month and annual periods ended December 31, 2003.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Signature Page









                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CITIZENS & NORTHERN CORPORATION

May 6, 2004                By: Craig G. Litchfield /s/
-----------                    -----------------------
Date                           Chairman, President and Chief Executive Officer



May 6, 2004                By: Mark A. Hughes /s/
-----------                    ------------------
Date                           Treasurer and Chief Financial Officer