Form 10-Q
period 2004-06-30
CITIZENS & NORTHERN CORP
filed 2004-08-05
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Title                                Outstanding
Common Stock ($1.00 par value)       8,101,507 Shares Outstanding August 3, 2004

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - June 30, 2004 and December 31, 2003                                       Page 3

Consolidated Statement of Income - Three Months and Six Months Ended June 30, 2004 and 2003            Page 4

Consolidated Statement of Cash Flows - Six Months Ended June 30, 2004 and 2003                         Page 5

Notes to Consolidated Financial Statements                                                             Pages 6 through 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations          Pages 11 through 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     Pages 25 through 27

Item 4. Controls and Procedures                                                                        Page 27

Part II. Other Information                                                                             Pages 27 through 29

Signatures                                                                                             Page 30

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer                         Page 31

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer                         Page 32

Exhibit 32. Section 1350 Certifications                                                                Page 33

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             2004                2003
                                                                                         (UNAUDITED)            (NOTE)
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                                  $    14,569         $    13,938
     Interest-bearing                                                                             765               1,233
                                                                                          -----------         -----------
          Total cash and cash equivalents                                                      15,334              15,171
Available-for-sale securities                                                                 503,700             483,032
Held-to-maturity securities                                                                       445                 560
Loans, net                                                                                    545,360             518,800
Bank-owned life insurance                                                                      17,785              17,473
Accrued interest receivable                                                                     6,035               5,632
Bank premises and equipment, net                                                               14,909              12,482
Foreclosed assets held for sale                                                                    53                 101
Other assets                                                                                   15,518              13,650
                                                                                          -----------         -----------
TOTAL ASSETS                                                                              $ 1,119,139         $ 1,066,901
                                                                                          ===========         ===========

LIABILITIES
Deposits:
     Noninterest-bearing                                                                  $    79,860         $    75,616
     Interest-bearing                                                                         590,238             582,449
                                                                                          -----------         -----------
          Total deposits                                                                      670,098             658,065
Dividends payable                                                                               1,782               1,763
Short-term borrowings                                                                          40,753              37,763
Long-term borrowings                                                                          279,353             235,190
Accrued interest and other liabilities                                                          5,996               8,777
                                                                                          -----------         -----------
TOTAL LIABILITIES                                                                             997,982             941,558
                                                                                          -----------         -----------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2004
     and 10,000,000 shares in 2003; issued 8,307,305 in 2004 and 8,226,033 in 2003              8,307               8,226
Stock dividend distributable                                                                        -               2,164
Paid-in capital                                                                                22,431              20,104
Retained earnings                                                                              88,789              84,940
                                                                                          -----------         -----------
     Total                                                                                    119,527             115,434
Accumulated other comprehensive income                                                          4,097              12,037
Unamortized stock compensation                                                                    (90)                (54)
Treasury stock, at cost:
     207,965 shares at June 30, 2004                                                           (2,377)
     211,408 shares at December 31, 2003                                                                           (2,074)
                                                                                          -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                                                                    121,157             125,343
                                                                                          -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 1,119,139         $ 1,066,901
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                   3 MONTHS ENDED                      FISCAL YEAR TO DATE
                                                               JUNE 30,         JUNE 30,              6 MONTHS ENDED JUNE 30,
                                                                2004              2003              2004               2003
                                                              (CURRENT)       (PRIOR YEAR)        (CURRENT)        (PRIOR YEAR)
INTEREST INCOME
   Interest and fees on loans                                $    8,326        $    8,023        $   16,561        $   15,885
   Interest on balances with depository institutions                  1                 5                 4                 7
   Interest on loans to political subdivisions                      239               199               453               366
   Interest on federal funds sold                                     3                 5                 4                 8
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                     3,493             3,598             6,757             7,544
      Tax-exempt                                                  1,938             1,820             3,873             3,562
      Dividends                                                     343               293               706               501
                                                             ----------        ----------        ----------        ----------
   Total interest and dividend income                            14,343            13,943            28,358            27,873
                                                             ----------        ----------        ----------        ----------
INTEREST EXPENSE

   Interest on deposits                                           2,965             3,815             6,308             7,731
   Interest on short-term borrowings                                126                99               249               241
   Interest on long-term borrowings                               2,402             2,175             4,639             4,360
                                                             ----------        ----------        ----------        ----------
   Total interest expense                                         5,493             6,089            11,196            12,332
                                                             ----------        ----------        ----------        ----------
   Interest margin                                                8,850             7,854            17,162            15,541
   Provision for loan losses                                        350               250               700               600
                                                             ----------        ----------        ----------        ----------
   Interest margin after provision for loan losses                8,500             7,604            16,462            14,941
                                                             ----------        ----------        ----------        ----------
OTHER INCOME

   Service charges on deposit accounts                              453               446               874               855
   Service charges and fees                                          55                50               131               119
   Trust and financial management income                            573               467             1,030               845
   Insurance commissions, fees and premiums                         110                77               219               157
   Increase in cash surrender value of life insurance               153               183               312               377
   Fees related to credit card operation                            225               195               409               357
   Other operating income                                           286               210               505               458
                                                             ----------        ----------        ----------        ----------
   Total other income before realized gains on
     securities, net                                              1,855             1,628             3,480             3,168
    Realized gains on securities, net                               321               908             1,285             2,629
                                                             ----------        ----------        ----------        ----------
   Total other income                                             2,176             2,536             4,765             5,797
                                                             ----------        ----------        ----------        ----------
OTHER EXPENSES
   Salaries and wages                                             2,729             2,325             5,400             4,773
   Pensions and other employee benefits                             828               796             1,812             1,660
   Occupancy expense, net                                           360               317               737               657
   Furniture and equipment expense                                  388               352               724               684
   Pennsylvania shares tax                                          211               196               423               392
   Other operating expense                                        1,773             1,370             3,421             2,722
                                                             ----------        ----------        ----------        ----------
   Total other expenses                                           6,289             5,356            12,517            10,888
                                                             ----------        ----------        ----------        ----------
   Income before income tax provision                             4,387             4,784             8,710             9,850
   Income tax provision                                             698               864             1,315             1,858
                                                             ----------        ----------        ----------        ----------
NET INCOME                                                   $    3,689        $    3,920        $    7,395        $    7,992
                                                             ==========        ==========        ==========        ==========

PER SHARE DATA:
Net income - basic                                           $     0.46        $     0.48        $     0.91        $     0.99
Net income - diluted                                         $     0.45        $     0.48        $     0.91        $     0.98
                                                             ----------        ----------        ----------        ----------
Dividend per share                                           $     0.22        $     0.21        $     0.44        $     0.42
                                                             ----------        ----------        ----------        ----------
Number of shares used in computation - basic                  8,101,024         8,087,875         8,106,541         8,087,502
Number of shares used in computation - diluted                8,148,139         8,137,454         8,158,157         8,127,510

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                6 MONTHS ENDED JUNE 30,
                                                                                 2004              2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   7,395         $   7,992
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                      700               600
     Realized gains on securities, net                                           (1,285)           (2,629)
     Gain on sale of foreclosed assets, net                                         (36)              (45)
     Depreciation expense                                                           669               590
     Accretion and amortization, net                                                383               643
     Increase in cash surrender value of life insurance                            (312)             (377)
     Amortization of restricted stock                                                44                51
     Increase in accrued interest receivable and other assets                    (1,283)           (5,172)
     Increase in accrued interest payable and other liabilities                   1,378             1,186
                                                                              ---------         ---------
        Net Cash Provided by Operating Activities                                 7,653             2,839
                                                                              ---------         ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                            113               120
   Proceeds from sales of available-for-sale securities                          27,902            38,881
   Proceeds from calls and maturities of available-for-sale securities           54,967           101,624
   Purchase of available-for-sale securities                                   (114,664)         (120,791)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                        (2,813)           (1,176)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                       1,779               168
   Net increase in loans                                                        (27,260)          (32,005)
   Purchase of premises and equipment                                            (3,096)             (789)
   Proceeds from sale of foreclosed assets                                           84               143
                                                                              ---------         ---------
        Net Cash Used in Investing Activities                                   (62,988)          (13,825)
                                                                              ---------         ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                      12,033            16,772
   Net increase (decrease) in short-term borrowings                               2,990            (2,878)
   Proceeds from long-term borrowings                                            63,943            34,500
   Repayments of long-term borrowings                                           (19,780)          (27,512)
   Purchase of treasury stock                                                      (575)             (174)
   Sale of treasury stock                                                           462               119
   Dividends paid                                                                (3,575)           (3,308)
                                                                              ---------         ---------
        Net Cash Provided by Financing Activities                                55,498            17,519
                                                                              ---------         ---------
 INCREASE IN CASH  AND CASH EQUIVALENTS                                             163             6,533
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    15,171            14,900
                                                                              ---------         ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  15,334         $  21,433
                                                                              =========         =========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Accrued purchase of available-for-sale securities                          $       -         $  10,000
   Assets acquired through foreclosure of real estate loans                   $       -         $     121
   Interest paid                                                              $   8,643         $   9,895
   Income taxes paid                                                          $   1,773         $   1,920

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

Results reported for the three-month and six-month periods ended June 30, 2004 might not be indicative of the results for the year ending December 31, 2004.

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

                                                                           WEIGHTED-
                                                                            AVERAGE          EARNINGS
                                                            NET             COMMON             PER
                                                           INCOME           SHARES            SHARE
SIX MONTHS ENDED JUNE 30, 2004
Earnings per share - basic                               $  7,395,000      8,106,541           $0.91
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                      227,141
  Hypothetical share repurchase at $25.65                                   (175,525)
                                                         ------------      ---------           -----
Earnings per share - diluted                             $  7,395,000      8,158,157           $0.91
                                                         ============      =========           =====

SIX MONTHS ENDED JUNE 30, 2003
Earnings per share - basic                               $  7,992,000      8,087,502           $0.99
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                      199,628
  Hypothetical share repurchase at $22.52                                   (159,620)
                                                         ------------      ---------           -----
Earnings per share - diluted                             $  7,992,000      8,127,510           $0.98
                                                         ============      =========           =====

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

                                                                            WEIGHTED-
                                                                             AVERAGE         EARNINGS
                                                             NET             COMMON            PER
                                                            INCOME           SHARES           SHARE
QUARTER ENDED JUNE 30, 2004
Earnings per share - basic                               $  3,689,000        8,101,024         $0.46
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                        223,023
  Hypothetical share repurchase at $25.06                                     (175,908)
                                                         ------------        ---------         -----
Earnings per share - diluted                             $  3,689,000        8,148,139         $0.45
                                                         ============        =========         =====

QUARTER ENDED JUNE 30, 2003
Earnings per share - basic                               $  3,920,000        8,087,875         $0.48
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                        197,145
  Hypothetical share repurchase at $24.09                                     (147,566)
                                                         ------------        ---------         -----
Earnings per share - diluted                             $  3,920,000        8,137,454         $0.48
                                                         ============        =========         =====

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

(NET INCOME IN THOUSANDS)

                                                         3 MONTHS ENDED                   FISCAL YEAR-TO-DATE
                                                            JUNE 30,                     6 MONTHS ENDED JUNE 30,
                                                     2004              2003              2004              2003
Net income, as reported                            $   3,689         $   3,920         $   7,395         $   7,992
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects              (42)              (47)              (91)             (106)
                                                   ---------         ---------         ---------         ---------

Pro forma net income                               $   3,647         $   3,873         $   7,304         $   7,886
                                                   =========         =========         =========         =========
Earnings per share-basic:

  As reported                                      $    0.46         $    0.48         $    0.91         $    0.99
  Pro forma                                        $    0.45         $    0.48         $    0.90         $    0.98

Earnings per share-diluted:
  As reported                                      $    0.45         $    0.48         $    0.91         $    0.98
  Pro forma                                        $    0.45         $    0.48         $    0.90         $    0.97

4. COMPREHENSIVE INCOME

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

Comprehensive income (loss) is calculated as follows:

                                                                      3 MONTHS ENDED                    6 MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,         JUNE 30,        JUNE 30,
(IN THOUSANDS)                                                     2004             2003             2004             2003
Net income                                                       $  3,689         $  3,920         $  7,395         $  7,992
Other comprehensive income:
  Unrealized holding (losses) gains on available-for-sale
   securities:
    (Losses) gains arising during the period                      (15,613)           3,322          (10,748)           6,491
    Reclassification adjustment for realized gains                   (321)            (908)          (1,285)          (2,629)
                                                                 --------         --------         --------         --------
Other comprehensive (loss) income before income tax               (15,934)           2,414          (12,033)           3,862
Income tax related to other comprehensive income                    5,419             (822)           4,093           (1,313)
                                                                 --------         --------         --------         --------
Other comprehensive (loss) income                                 (10,515)           1,592           (7,940)           2,549
                                                                 --------         --------         --------         --------
Comprehensive (loss) income                                      $ (6,826)        $  5,512         $   (545)        $ 10,541
                                                                 ========         ========         ========         ========

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

5. SECURITIES

Amortized cost and fair value of securities at June 30, 2004 are summarized as follows:

                                                                             JUNE 30, 2004
                                                                          GROSS           GROSS
                                                                       UNREALIZED       UNREALIZED
                                                        AMORTIZED        HOLDING         HOLDING           FAIR
(IN THOUSANDS)                                            COST            GAINS           LOSSES           VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                        $      -        $      -        $      -         $      -
Obligations of other U.S. Government agencies             62,258             140          (1,372)          61,026
Obligations of states and political subdivisions         157,500           1,828          (3,558)         155,770
Other securities                                          63,444           1,779            (703)          64,520
Mortgage-backed securities                               183,992           1,311          (3,580)         181,723
                                                        --------        --------        --------         --------
Total debt securities                                    467,194           5,058          (9,213)         463,039
Marketable equity securities                              30,300          11,498          (1,137)          40,661
                                                        --------        --------        --------         --------
Total                                                   $497,494        $ 16,556        $(10,350)        $503,700
                                                        ========        ========        ========         ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                        $    318        $     20        $      -         $    338
Obligations of other U.S. Government agencies                 98              13               -              111
Mortgage-backed securities                                    29               1               -               30
                                                        --------        --------        --------         --------
Total                                                   $    445        $     34        $      -         $    479
                                                        ========        ========        ========         ========

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004.

                                                     LESS THAN 12 MONTHS        12 MONTHS OR MORE            TOTAL
                                                     FAIR      UNREALIZED     FAIR      UNREALIZED     FAIR       UNREALIZED
(IN THOUSANDS)                                       VALUE       LOSSES       VALUE       LOSSES       VALUE        LOSSES
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $       -   $       -    $       -    $       -    $       -    $       -
Obligations of other U.S. Government agencies         37,082        (511)       9,128         (861)      46,210       (1,372)
Obligations of states and political subdivisions      70,497      (2,866)       8,928         (692)      79,425       (3,558)
Other securities                                      16,525        (641)       5,045          (62)      21,570         (703)
Mortgage-backed securities                           134,835      (3,580)           -            -      134,835       (3,580)
                                                   ---------   ---------    ---------    ---------    ---------    ---------
Total debt securities                                258,939      (7,598)      23,101       (1,615)     282,040       (9,213)
Marketable equity securities                             740         (64)       4,937       (1,073)       5,677       (1,137)
                                                   ---------   ---------    ---------    ---------    ---------    ---------
Total temporarily impaired available-for-sale
  securities                                       $ 259,679   $  (7,662)   $  28,038    $  (2,688)   $ 287,717    $ (10,350)
                                                   =========   =========    =========    =========    =========    =========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                   $       -   $       -    $       -    $       -    $       -    $       -
Obligations of other U.S. Government agencies              -           -            -            -            -            -
Mortgage-backed securities                                 -           -            -            -            -            -
                                                   ---------   ---------    ---------    ---------    ---------    ---------
Total temporarily impaired held-to-maturity
  securities                                       $       -   $       -    $       -    $       -    $       -    $       -
                                                   =========   =========    =========    =========    =========    =========

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities at June 30, 2004 were not other-than-temporarily impaired.

Of the total $1,137,000 unrealized losses on equity securities at June 30, 2004, $949,000 was from a preferred stock issued by an U.S. Government agency. Management believes this security's fair value is affected primarily by volatility in interest rates, and that there is very little credit risk associated with this security. For the remaining equity securities for which fair value was less than cost at June 30, 2004, management believes the financial condition and near-term prospects of those issuers indicate those securities were not other-than-temporarily impaired.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

                                                        PENSION          POSTRETIREMENT
                                                    6 MONTHS ENDED       6 MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
(IN THOUSANDS)                                     2004       2003       2004      2003
Service  cost                                     $ 238      $ 198      $  22     $  16
Interest cost                                       310        296         32        30
Expected return on plan assets                     (374)      (308)         -         -
Amortization of transition (asset) obligation       (12)       (12)        18        18
Recognized net actuarial loss                        32         44          2         -
                                                  -----      -----      -----     -----
Net periodic benefit cost                         $ 194      $ 218      $  74     $  64
                                                  =====      =====      =====     =====

                                                        PENSION         POSTRETIREMENT
                                                    3 MONTHS ENDED      3 MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
(IN THOUSANDS)                                     2004       2003      2004       2003
Service  cost                                     $ 119      $  99      $  11     $   8
Interest cost                                       155        148         16        15
Expected return on plan assets                     (187)      (154)         -         -
Amortization of transition (asset) obligation        (6)        (6)         9         9
Recognized net actuarial loss                        16         22          1         -
                                                  -----      -----      -----     -----
Net periodic benefit cost                         $  97      $ 109      $  37     $  32
                                                  =====      =====      =====     =====

The Corporation funded its total defined benefit pension contribution for 2004 of $328,000 in April 2004. In the first six months of 2004, the Corporation funded postretirement contributions totaling $26,000. The estimated total (annual) amount of 2004 postretirement contributions is $60,000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

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

FORWARD-LOOKING STATEMENTS

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

REFERENCES TO 2004 AND 2003

Unless otherwise noted, all references to "2004" in the following discussion of operating results are intended to mean the six months ended June 30, 2004, and similarly, references to "2003" are intended to mean the six months ended June 30, 2003.

EARNINGS OVERVIEW

Net income for 2004 was $7,395,000, or $.91 per share - basic and diluted. This represents a decrease of 8.1% in net income per share - basic and 7.1% in net income per share - diluted as compared to 2003. Return on average assets was 1.35% in 2004, down from 1.57% in 2003. Return on average equity decreased to 11.52% in 2004 from 13.33% in 2003.

The most significant income statement changes between 2004 and 2003 were as follows:

      - Net realized gains on securities were $1,285,000 in 2004, compared to $2,629,000 in 2003. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks. Total gains from sales of bank stocks amounted to $1,086,000 in 2004 and $1,572,000 in 2003. Other security gains from debt securities amounted to $199,000 in 2004 and $1,057,000 in 2003, and consisted mainly of sales and calls of Municipal and U.S. Agency bonds.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

      - Other (noninterest) expenses increased $1,629,000, or 15.0%, in 2004 compared to 2003. The increase reflects increases in payroll costs, employee benefits and other expenses. In addition to increases in expenses related to additional employees and other items, the Corporation incurred noninterest expenses totaling approximately $500,000 related to two significant initiatives in the first six months of 2004: (1) start-up expenses associated with the Williamsport branch, which opened in May, and (2) non-payroll expenses related to conversion to new core computer software (expected to be completed in the 4th quarter 2004). Increases in other expenses are described in the "Noninterest Expense" section of Management's Discussion and Analysis.

      - The interest margin increased $1,621,000, or 10.4%, to $17,162,000 in 2004 from $15,541,000 in 2003. The Corporation has experienced significant growth in loans, which has more than offset the effects of lower yields in 2004. Also, average interest rates on deposits and borrowed funds have been substantially lower in 2004 than in 2003. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

      - The income tax provision decreased to $1,315,000 in 2004 from $1,858,000 in 2003. While pre-tax income has decreased, the Corporation's effective tax rate has also fallen to 15.1% in 2004 from 18.9% in 2003. This lower effective tax rate resulted mainly from management's decision to increase the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets.

SECOND QUARTER 2004

Net income for the second quarter 2004 was $3,689,000, a decrease of $231,000 (5.9%) from the second quarter 2003. Net income per share was $0.46 - Basic and $0.45 - Diluted for the second quarter 2004, as compared to $0.48 (Basic and Diluted) for the second quarter 2003.

Net Income for the second quarter 2004 was down $17,000 (0.5%) from the first quarter 2004. As shown in Table I, net realized security gains amounted to $321,000 in the second quarter 2004, down from $964,000 in the first quarter 2004. The interest margin increased $538,000 in the second quarter 2004 as compared to the first quarter 2004, primarily due to higher average balances of loans and available-for-sale securities.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                    JUNE 30,    MAR. 31,    DEC. 31,    SEPT. 30,   JUNE 30,    MAR. 31,
                                                      2004        2004        2003        2003        2003       2003
Interest income                                     $14,343     $14,015     $13,797     $13,553     $13,943     $13,930
Interest expense                                      5,493       5,703       5,550       5,655       6,089       6,243
                                                    -------     -------     -------     -------     -------     -------
Interest margin                                       8,850       8,312       8,247       7,898       7,854       7,687
Provision for loan losses                               350         350         250         250         250         350
                                                    -------     -------     -------     -------     -------     -------
Interest margin after provision for loan losses       8,500       7,962       7,997       7,648       7,604       7,337
Other income                                          1,855       1,625       1,722       1,705       1,628       1,540
Securities gains                                        321         964       1,510         660         908       1,721
Other expenses                                        6,289       6,228       5,890       5,336       5,356       5,532
                                                    -------     -------     -------     -------     -------     -------
Income before income tax provision                    4,387       4,323       5,339       4,677       4,784       5,066
Income tax provision                                    698         617         992         759         864         994
                                                    -------     -------     -------     -------     -------     -------
Net income                                          $ 3,689     $ 3,706     $ 4,347     $ 3,918     $ 3,920     $ 4,072
                                                    =======     =======     =======     =======     =======     =======
Net income per share - basic                        $  0.46     $  0.46     $  0.54     $  0.48     $  0.48     $  0.50
                                                    =======     =======     =======     =======     =======     =======
Net income per share - diluted                      $  0.45     $  0.45     $  0.53     $  0.48     $  0.48     $  0.50
                                                    =======     =======     =======     =======     =======     =======

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

PROSPECTS FOR THE REMAINDER OF 2004

Overall, management believes earnings prospects for the remainder of 2004 to be relatively comparable to results for the first half of the year. Loan growth is expected to continue, with a great deal of commercial loan activity currently ongoing. Net loans are up 14.4% as of June 30, 2004 compared to June 30, 2003. As you can see in Table I, the interest margin has grown slightly in each of the last 5 quarters, to $8,850,000 in the 2nd quarter 2004 from $7,687,000 in the 1st quarter of 2003. Interest rates have been rising recently and management anticipates continued rising rates over the remainder of 2004, including increases in short-term rates. The Federal Reserve raised the Federal Funds target rate, a key economic indicator, .25% to 1.25% on June 29, 2004. The impact of rising rates would likely be a slight "squeeze" on the net interest margin, as (on average) deposits and borrowings would be expected to reprice faster than loans and debt securities. The Corporation's interest rate risk is discussed in more detail in Item 3 of Form 10-Q.

Another major variable that could affect 2004 earnings is securities gains and losses. The Corporation's management makes decisions regarding sales of securities based on a variety of factors, with an overall goal of maximizing portfolio return over a long-term horizon. Therefore, it is difficult to predict, with much precision, the amounts of securities gains and losses that may be realized over the remainder of 2004.

Total capital purchases for 2004 are estimated to range from $5 million to $7 million, depending on the timing of possible building projects and equipment purchases. As indicated in the consolidated statement of cash flows, total purchases of premises and equipment for the first 6 months of 2004 amounted to more than $3 million. In 2004, the Corporation paid more than $1 million for equipment and to complete the renovation of the facility on Market Street in Williamsport, and also paid more than $1 million for software licenses and equipment related to the new core computer software. Trust and Financial Management, Commercial Lending and a few other personnel moved into the Williamsport facility in February 2004, and the branch operations opened June 4, 2004. Total capitalized costs incurred in 2003 and 2004 to purchase, renovate and equip the start-up of operations in Williamsport amounted to $2,972,000. In March 2004, management selected a new core processing system from Open Solutions, Inc. Management expects the core system implementation to be completed by year-end 2004 at a total capitalized cost of approximately $2.5 million.

In June 2004, the Corporation entered into a 5-year lease agreement, with opportunities to renew, to add an additional branch office located in South Williamsport. Rent expense for the first year of the lease will amount to $18,000, and renovation costs are estimated at approximately $140,000. Management expects this office to open for business later this year.

Although the amount of capitalized spending expected for 2004 is high by the Corporation's normal historic standards, it is not expected to have a material, adverse impact on the Corporation's financial position or results of operations in 2004.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

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

The net interest margin, on a tax-equivalent basis, was $19,222,000 in 2004, an increase of $1,855,000, or 10.7%, over 2003. As reflected in Table IV, the increase in net interest margin was caused primarily by the growth in volume. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $1,597,000 in 2004 compared to 2003. Table IV also shows that interest rate changes had the effect of increasing net interest income $258,000 in 2004 compared to 2003. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.45% for the 1st six months of 2004, compared to 3.31% for the year ended December 31, 2003 and 3.30% for the 1st six months of 2003.

INTEREST INCOME AND EARNING ASSETS

Interest income increased slightly to $30,418,000 in 2004 from $29,699,000 in 2003. Income from available-for-sale securities decreased $75,000, or 0.6%, while interest from loans increased $807,000 or 4.9%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in 2004 amounted to $481,226,000, an increase of 0.7% over 2003. The average rate of return on available-for-sale securities was 5.50% for the 1st six months of 2004, slightly lower than the 5.59% level in the 1st six months of 2003, but higher than the rate of return for the year ended December 31, 2003 of 5.43%.

Table III also shows changes in the composition of the available-for-sale securities portfolio. Municipal bonds were a larger portion of the portfolio in the 1st six months of 2004 than in the 1st six months of 2003. The average balance of municipal bonds grew to $161,064,000 or 33.5% of the portfolio, in the 1st six months of 2004 from $138,811,000, or 29.1% of the portfolio, in the 1st six months of 2003. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

The average balance of gross loans increased 14.7% in 2004 over the 1st six months of 2003, to $535,160,000 from $466,686,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. The average rate of return on loans fell to 6.47% in 2004 from 7.10% in the 1st six months of 2003, due to lower market rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,136,000, or 9.2%, to $11,196,000 in 2004 from
$12,332,000 in 2003. Overall, the impact of lower interest rates was more than twice the impact of higher volumes of interest-bearing liabilities in 2004 compared to 2003. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs, money market accounts and IRA's. At the beginning of the second quarter of 2004, the Corporation lowered the interest rate on most of the 18-month IRAs from 5% to 3.5%, reducing interest expense approximately $388,000 for the quarter ended June 30, 2004.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $660,129,000 in the 1st six months of 2004 from $647,580,000 in the 1st six months of 2003. This represents an increase of 1.9%. The largest growth categories were demand deposits, which increased $10,249,000, or 15.3%, and IRAs, which increased $11,908,000, or 11.5%. Average
Certificates of Deposit fell 5.7% to $184,181,000 in the 1st six months of 2004 from $195,256,000 in the 1st six months of 2003. Overall, average deposit growth has been slow in recent months. Management believes the return to positive U.S. stock market performance has motivated some customers to move funds out of the Bank to mutual funds and other equity securities. Also, deposits from a few of the Corporation's Municipal and not-for-profit customers have fallen over the last several months due to the customers' use of the funds for building projects and other purposes. Table III reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 2.55% for the 1st six months of 2004, from 2.84% for the year ended December 31, 2003 and 3.02% for the 1st six months of 2003.

Average total short-term and long-term borrowed funds increased $55,633,000 to $298,644,000 in the 1st six months of 2004 from $243,011,000 in the 1st six months of 2003. The Corporation has utilized borrowings to fund security purchases and to help fund loan growth during these periods of low deposit growth.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                           SIX MONTHS ENDED
                                                                JUNE 30,          INCREASE/
(IN THOUSANDS)                                              2004       2003      (DECREASE)
INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                             $     -     $     -     $     -
     Securities of other U.S. Government agencies
       and corporations                                     1,335       1,651        (316)
     Mortgage-backed securities                             3,804       4,194        (390)
     Obligations of states and political subdivisions       5,720       5,219         501
     Equity securities                                        706         501         205
     Other securities                                       1,605       1,680         (75)
                                                          -------     -------     -------
          Total available-for-sale securities              13,170      13,245         (75)
                                                          -------     -------     -------
Held-to-maturity securities:
     U.S. Treasury securities                                   8           9          (1)
     Securities of other U.S. Government agencies
       and corporations                                         4           8          (4)
     Mortgage-backed securities                                 1           2          (1)
                                                          -------     -------     -------
          Total held-to-maturity securities                    13          19          (6)
                                                          -------     -------     -------
Interest-bearing due from banks                                 4           7          (3)
Federal funds sold                                              4           8          (4)
Loans:
     Real estate loans                                     14,123      13,278         845
     Consumer                                               1,314       1,445        (131)
     Agricultural                                              92          98          (6)
     Commercial/industrial                                  1,012       1,028         (16)
     Other                                                     18          33         (15)
     Political subdivisions                                   666         535         131
     Leases                                                     2           3          (1)
                                                          -------     -------     -------
          Total loans                                      17,227      16,420         807
                                                          -------     -------     -------
Total Interest Income                                      30,418      29,699         719
                                                          -------     -------     -------

INTEREST EXPENSE
Interest checking                                             114         146         (32)
Money market                                                1,110       1,527        (417)
Savings                                                       139         264        (125)
Certificates of deposit                                     2,558       3,244        (686)
Individual Retirement Accounts                              2,384       2,543        (159)
Other time deposits                                             3           7          (4)
Federal funds purchased                                        50          31          19
Other borrowed funds                                        4,838       4,570         268
                                                          -------     -------     -------
Total Interest Expense                                     11,196      12,332      (1,136)
                                                          -------     -------     -------

Net Interest Income                                       $19,222     $17,367     $ 1,855
                                                          =======     =======     =======

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IIL - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(DOLLARS IN THOUSANDS)

                                                                     6 MONTHS                YEAR               6 MONTHS
                                                                       ENDED     RATE OF    ENDED     RATE OF     ENDED     RATE OF
                                                                     6/30/2004   RETURN/  12/31/2003  RETURN/   6/30/2003   RETURN/
                                                                      AVERAGE    COST OF    AVERAGE   COST OF    AVERAGE    COST OF
                                                                      BALANCE    FUNDS %    BALANCE   FUNDS %    BALANCE    FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                                       $         -   0.00%   $        -   0.00%   $        -    0.00%
     Securities of other U.S. Government agencies and corporations       58,370   4.60%       67,218   4.72%       67,609    4.92%
     Mortgage-backed securities                                         179,091   4.27%      176,800   4.20%      187,774    4.50%
     Obligations of states and political subdivisions                   161,064   7.14%      146,371   7.36%      138,811    7.58%
     Equity securities                                                   29,998   4.73%       28,084   4.16%       25,490    3.96%
     Other securities                                                    52,703   6.12%       52,980   5.76%       58,022    5.84%
                                                                    -----------   ----    ----------   ----    ----------    ----
          Total available-for-sale securities                           481,226   5.50%      471,453   5.43%      477,706    5.59%
                                                                    -----------   ----    ----------   ----    ----------    ----
Held-to-maturity securities:
     U.S. Treasury securities                                               318   5.06%          320   5.31%          321    5.65%
     Securities of other U.S. Government agencies and corporations          126   6.38%          220   5.00%          240    6.72%
     Mortgage-backed securities                                              35   5.75%           64   4.69%           77    5.24%
                                                                    -----------   ----    ----------   ----    ----------    ----
          Total held-to-maturity securities                                 479   5.46%          604   5.13%          638    6.01%
                                                                    -----------   ----    ----------   ----    ----------    ----
Interest-bearing due from banks                                           1,147   0.70%        1,669   0.60%        1,626    0.87%
Federal funds sold                                                          798   1.01%          680   1.18%        1,296    1.24%
Loans:
     Real estate loans                                                  443,325   6.41%      399,353   6.79%      383,049    6.99%
     Consumer                                                            33,029   8.00%       32,386   8.75%       32,166    9.06%
     Agricultural                                                         2,859   6.47%        2,924   6.81%        2,796    7.07%
     Commercial/industrial                                               35,176   5.79%       32,909   6.15%       31,994    6.48%
     Other                                                                  594   6.09%          851   6.58%          990    6.72%
     Political subdivisions                                              20,113   6.66%       16,649   6.87%       15,605    6.91%
     Leases                                                                  64   6.28%           78   6.41%           86    7.03%
                                                                    -----------   ----    ----------   ----    ----------    ----
          Total loans                                                   535,160   6.47%      485,150   6.88%      466,686    7.10%
                                                                    -----------   ----    ----------   ----    ----------    ----
          Total Earning Assets                                        1,018,810   6.00%      959,556   6.15%      947,952    6.32%
Cash                                                                     14,325               13,583               12,886
Unrealized gain/loss on securities                                       18,619               20,296               21,606
Allowance for loan losses                                                (6,336)              (5,908)              (5,839)
Bank premises and equipment                                              13,741               11,090               10,471
Other assets                                                             37,810               36,103               35,449
                                                                    -----------           ----------           ----------
Total Assets                                                        $ 1,096,969           $1,034,720           $1,022,525
                                                                    ===========           ==========           ==========

INTEREST-BEARING LIABILITIES
Interest checking                                                   $    39,500   0.58%   $   37,647   0.71%   $   36,814    0.80%
Money market                                                            186,101   1.20%      190,161   1.43%      189,570    1.62%
Savings                                                                  56,118   0.50%       54,789   0.78%       53,439    1.00%
Certificates of deposit                                                 184,181   2.79%      190,019   3.14%      195,256    3.35%
Individual Retirement Accounts                                          115,706   4.14%      106,216   4.88%      103,798    4.94%
Other time deposits                                                       1,232   0.49%        1,666   1.02%        1,661    0.85%
Federal funds purchased                                                   8,298   1.21%        7,033   1.29%        4,212    1.48%
Other borrowed funds                                                    290,346   3.35%      242,358   3.67%      238,799    3.86%
                                                                    -----------   ----    ----------   ----    ----------    ----
          Total Interest-bearing Liabilities                            881,482   2.55%      829,889   2.84%      823,549    3.02%
Demand deposits                                                          77,291               70,528               67,042
Other liabilities                                                         9,856               12,032               11,293
                                                                    -----------           ----------           ----------
Total Liabilities                                                       968,629              912,449              901,884
                                                                    -----------           ----------           ----------
Stockholders' equity, excluding other comprehensive income/loss         116,052              108,876              106,382
Other comprehensive income/loss                                          12,288               13,395               14,259
                                                                    -----------           ----------           ----------
Total Stockholders' Equity                                              128,340              122,271              120,641
                                                                    -----------           ----------           ----------
Total Liabilities and Stockholders' Equity                          $ 1,096,969           $1,034,720           $1,022,525
                                                                    ===========           ==========           ==========
Interest Rate Spread                                                              3.45%                3.31%                 3.30%
Net Interest Income/Earning Assets                                                3.79%                3.70%                 3.69%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES
(IN THOUSANDS)

                                                           YTD ENDED 6/30/04 VS. 6/30/03
                                                         CHANGE IN    CHANGE IN      TOTAL
                                                          VOLUME        RATE         CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                             $     -      $     -       $    -
     Securities of other U.S. Government agencies
       and corporations                                      (213)        (103)        (316)
     Mortgage-backed securities                              (184)        (206)        (390)
     Obligations of states and political subdivisions         814         (313)         501
     Equity securities                                         98          107          205
     Other securities                                        (156)          81          (75)
                                                          -------      -------      -------
          Total available-for-sale securities                 359         (434)         (75)
                                                          -------      -------      -------
Held-to-maturity securities:
     U.S. Treasury securities                                   -           (1)          (1)
     Securities of other U.S. Government agencies
       and corporations                                        (4)           -           (4)
     Mortgage-backed securities                                (1)           -           (1)
                                                          -------      -------      -------
          Total held-to-maturity securities                    (5)          (1)          (6)
                                                          -------      -------      -------
Interest-bearing due from banks                                (2)          (1)          (3)
Federal funds sold                                             (2)          (2)          (4)
Loans:
     Real estate loans                                      2,005       (1,160)         845
     Consumer                                                  39         (170)        (131)
     Agricultural                                               2           (8)          (6)
     Commercial/industrial                                     99         (115)         (16)
     Other                                                    (12)          (3)         (15)
     Political subdivisions                                   151          (20)         131
     Leases                                                    (1)           -           (1)
                                                          -------      -------      -------
          Total loans                                       2,283       (1,476)         807
                                                          -------      -------      -------
Total Interest Income                                       2,633       (1,914)         719
                                                          -------      -------      -------

INTEREST-BEARING LIABILITIES
Interest checking                                              10          (42)         (32)
Money market                                                  (27)        (390)        (417)
Savings                                                        12         (137)        (125)
Certificates of deposit                                      (175)        (511)        (686)
Individual Retirement Accounts                                276         (435)        (159)
Other time deposits                                            (2)          (2)          (4)
Federal funds purchased                                        26           (7)          19
Other borrowed funds                                          916         (648)         268
                                                          -------      -------      -------
Total Interest Expense                                      1,036       (2,172)      (1,136)
                                                          -------      -------      -------

Net Interest Income                                       $ 1,597      $   258      $ 1,855
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME
(IN THOUSANDS)

                                                       6 MONTHS ENDED
                                                      JUNE 30,   JUNE 30,
                                                        2004       2003
Service charges on deposit accounts                    $  874     $  855
Service charges and fees                                  131        119
Trust and financial management revenue                  1,030        845
Insurance commissions, fees and premiums                  219        157
Increase in cash surrender value of life insurance        312        377
Fees related to credit card operation                     409        357
Other operating income                                    505        458
                                                       ------     ------
Total other operating income, before realized
 gains on securities, net                               3,480      3,168
Realized gains on securities, net                       1,285      2,629
                                                       ------     ------
Total Other Income                                     $4,765     $5,797
                                                       ======     ======

Total noninterest income decreased $1,032,000, or 17.8%, in 2004 compared to 2003. The most significant change - the decrease in net realized security gains
- is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

- Trust and financial management revenue increased $185,000, or 21.9%, for 2004 versus 2003. Trust and financial management revenue is affected significantly by the market value of assets under management. As of June 30, 2004, the value of trust assets under management amounted to $359,230,000, an increase of $55,007,000 or 18.1% from $304,223,000, as of
      June 30, 2003.

- Insurance commissions and fees rose $62,000, or 39.5%, for 2004 compared to 2003. The increase in insurance-related revenues had 2 components: (1) an increase in revenues of $45,000 from Bucktail Life Insurance Company ("Bucktail"), a subsidiary of the Corporation that reinsures credit and mortgage life and accident and health insurance, and (2) an increase in revenues of $17,000 from the insurance division of C & N Financial Services Corporation ("C&NFSC"). C&NFSC insurance revenues amounted to $75,000 in 2004 and $58,000 in 2003.

- Credit card fee income has increased mainly due to the formation of a "Reward Card Program" which pays users a rebate for using their credit card. This program was started in April 2003 and has had the desired effect of raising card usage. This, along with an increased rate on interchange fees, has raised overall credit card fees $52,000 or 14.6% to $409,000 in 2004 compared to $357,000 in 2003.

- Other operating income rose $47,000 or 10.3% in 2004 compared to 2003. The largest contributors to this increase were an increase in revenues from C&NFSC's brokerage services to $109,000 in 2004, an increase of $64,000 over 2003.

- The increase in cash surrender value of life insurance fell $65,000, or 17.2%, to $312,000 in 2004 from $377,000 in 2003. The Corporation's policy return is determined, in part, by the earnings generated from a pooled separate investment trust held by the life insurance company. In 2004, the earnings on that pooled separate trust fund have been lower than in 2003, which is reflective of lower market yields on debt securities.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)

                                            6 MONTHS ENDED
                                        JUNE 30,     JUNE 30,
                                          2004        2003
Salaries and wages                       $ 5,400     $ 4,773
Pensions and other employee benefits       1,812       1,660
Occupancy expense, net                       737         657
Furniture and equipment expense              724         684
Pennsylvania shares tax                      423         392
Other operating expense                    3,421       2,722
                                         -------     -------
Total Other Expense                      $12,517     $10,888
                                         =======     =======

Salaries and wages increased $627,000, or 13.1%, for 2004 compared to 2003. The increase is mainly the result of annual merit raises, generally ranging from 2%-5%, and an increase in number of employees. The number of full-time equivalent employees increased 10.8% to 298 as of June 30, 2004 from 269 as of June 30, 2003.

Pensions and other employee benefits increased $152,000 or 9.2% in 2004 over 2003. The largest expense increases within this category were increases of $62,000 in health insurance expense, $32,000 in payroll taxes, $28,000 in Savings & Retirement (401(k)) expense, and $22,000 in unemployment compensation expense. In addition to the impact of more employees and a higher salary base, health care and unemployment rates were higher in 2004 than in 2003.

Occupancy Expense rose $80,000, or 12.2% in 2004 compared to 2003. The majority of this increase is directly related to the general overall increase in utility rates, coupled with the addition of the Williamsport facility. Light, fuel and water expense rose $47,000, or 38.6%, in 2004 over 2003. Depreciation expense rose $30,000, or 12.8%, due to higher depreciation from branch remodeling projects that were completed in 2003.

Other Operating Expense increased $699,000 or 25.7% in 2004 compared to 2003. Overall, the increase in Other Operating Expense resulted from higher volumes of loans and other transactions, start-up of the Williamsport facility, the implementation of the core computer system conversion and other activities that have resulted in more expenses incidental to personnel and technology. The largest increases in expenses within this category were as follows:

      - Professional fees, $153,000, $114,000 of which is directly related to the core computer system conversion.

      -     Expenses related to Bucktail Insurance Company, $88,000

      -     Employee tuition and education, $86,000

      -     Office supplies, $73,000

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis. The following are significant changes in the Corporation's consolidated balance sheet as of June 30, 2004 compared to December 31, 2003, other than the items addressed in those discussions:

- As reflected in the consolidated balance sheet, the carrying value of available-for-sale securities rose to $503,700,000 at June 30, 2004 from $483,032,000 at December 31, 2003. The largest increase in available-for-sale securities has been in Other Securities, which increased to a carrying value of $64,520,000 at June 30, 2004 from $47,648,000 at December 31, 2003. The Corporation purchased approximately $21,000,000 of Trust Preferred securities in 2004. Also mortgage-backed securities increased to $181,723,000 at June 30, 2004 from $169,208,000 at December 31, 2003. Management identified opportunities to purchase mortgage-backed securities in 2004 and entered into long-term repurchase agreements to fund them.

- Accumulated other comprehensive income fell to $4,097,000 at June 30, 2004 from $12,037,000 at December 31, 2003. The balance in accumulated other comprehensive income is equal to the amount of unrealized gains or losses on available-for-sale securities, net of deferred income tax. Higher interest rates caused the fair value of the Corporation's debt securities (within the available-for-sale securities portfolio) to decline in the 2nd quarter of 2004.

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

As indicated in Table IX, total impaired loans increased substantially in the first quarter 2004, to $8,722,000 at March 31, 2004 from $4,621,000 at December 31, 2003. Total impaired loans decreased slightly from the March 31, 2004 amount, to $8,322,000 at June 30, 2004. Table IX also shows that total loans past due more than 90 days and still accruing interest increased to $5,591,000 at March 31, 2004 from $2,546,000 at December 31, 2003, then decreased to $2,135,000 at June 30, 2004. These fluctuations resulted from management's analysis of certain large commercial loan relationships, including one commercial loan relationship, with total outstanding loan balances of approximately $3.7 million as of June 30, 2004. Currently, management estimates that payment of virtually all outstanding principal on this large relationship will be received. Accordingly, the Corporation's allowance calculations reflect no estimated loss as of June 30, 2004. During the second quarter 2004, management moved the loans outstanding related to this large relationship, as well as certain other commercial loans, into nonaccrual status. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

The allowance for loan losses was $6,609,000 at June 30, 2004, an increase of $512,000 from the balance at December 31, 2003. As reflected in Table VIII, the increase in the allowance resulted mainly from an increase in the unallocated portion to $2,701,000 at June 30, 2004 from $2,117,000 at December 31, 2003.
Management's decision to increase the unallocated allowance resulted primarily from the increase in impaired loans, as discussed above.

The provision for loan losses increased to $700,000 in 2004 from $600,000 in 2003. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above. In 2004, the higher provision for loan losses resulted mainly from the increase in the unallocated portion of the allowance.

As you can see in Table VII, net charge-offs totaled $188,000 in the first six months of 2004, which is relatively low by the Corporation's recent historical standards.

Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)

                                   SIX MONTHS SIX MONTHS   YEARS ENDED DECEMBER 31,
                                     ENDED      ENDED
                                    JUNE 30,   JUNE 30,
                                      2004       2003       2003       2002       2001       2000       1999
Balance, beginning of year           $6,097     $5,789     $5,789     $5,265     $5,291     $5,131     $4,820
                                     ------     ------     ------     ------     ------     ------     ------
Charge-offs:
  Real estate loans                      51         61        168        123        144        272         81
  Installment loans                      90        211        326        116        138         77        138
  Credit cards and related plans         91        100        171        190        200        214        192
  Commercial and other loans              -        254        303        123        231         53        219
                                     ------     ------     ------     ------     ------     ------     ------
Total charge-offs                       232        626        968        552        713        616        630
                                     ------     ------     ------     ------     ------     ------     ------
Recoveries:
  Real estate loans                       3         38         75         30          6         26         81
  Installment loans                      18         33         52         30         27         23         60
  Credit cards and related plans         14          9         17         18         20         28         30
  Commercial and other loans              9         17         32         58         34         23         10
                                     ------     ------     ------     ------     ------     ------     ------
Total recoveries                         44         97        176        136         87        100        181
                                     ------     ------     ------     ------     ------     ------     ------
Net charge-offs                         188        529        792        416        626        516        449
Provision for loan losses               700        600      1,100        940        600        676        760
                                     ------     ------     ------     ------     ------     ------     ------
Balance, end of year                 $6,609     $5,860     $6,097     $5,789     $5,265     $5,291     $5,131
                                     ======     ======     ======     ======     ======     ======     ======

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                           AS OF      AS OF     AS OF DECEMBER 31,
                         JUNE 30,   MARCH 31,
                           2004       2004       2003       2002       2001       2000       1999
Commercial                $1,700     $1,606     $1,578     $1,315     $1,837     $1,612     $2,081
Consumer mortgage            472        460        456        460        674        952        834
Impaired loans             1,340      1,667      1,542      1,877         73        273        609
Consumer                     396        399        404        378        494        471        437
All other commitments          -          -          -          -          -          -        150
Unallocated                2,701      2,238      2,117      1,759      2,187      1,983      1,020
                          ------     ------     ------     ------     ------     ------     ------
Total Allowance           $6,609     $6,370     $6,097     $5,789     $5,265     $5,291     $5,131
                          ======     ======     ======     ======     ======     ======     ======

TABLE IX - PAST DUE AND IMPAIRED LOANS
(IN THOUSANDS)

                                                 JUNE 30,   MARCH 31, DECEMBER 31,
                                                   2004       2004       2003
Impaired loans without a valuation allowance      $4,056     $3,861     $  114
Impaired loans with a valuation allowance          4,266      4,861      4,507
                                                  ------     ------     ------
Total impaired loans                              $8,322     $8,722     $4,621
                                                  ======     ======     ======
Valuation allowance related to impaired loans     $1,340     $1,667     $1,542

Total nonaccrual loans                            $8,365     $1,359     $1,145

Total loans past due 90 days or more and
  still accruing                                  $2,135     $5,591     $2,546

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                AS OF
                               JUNE 30,        AS OF DECEMBER 31,
                                 2004            2003          2002            2001          2000            1999
Real estate - construction     $   4,095      $   2,856      $     103      $   1,814      $     452      $     649
Real estate - mortgage           453,540        431,047        370,453        306,264        263,325        247,604
Consumer                          32,212         33,977         31,532         29,284         28,141         29,140
Agricultural                       2,803          2,948          3,024          2,344          1,983          1,899
Commercial                        34,717         34,967         30,874         24,696         20,776         18,050
Other                              1,981          1,183          2,001          1,195            948          1,025
Political subdivisions            22,562         17,854         13,062         13,479         12,462         12,332
Lease receivables                     59             65             96            152            218            222
                               ---------      ---------      ---------      ---------      ---------      ---------
Total                            551,969        524,897        451,145        379,228        328,305        310,921
Less: unearned discount                -              -              -              -              -            (29)
                               ---------      ---------      ---------      ---------      ---------      ---------
                                 551,969        524,897        451,145        379,228        328,305        310,892
Less: allowance for loan
  losses                          (6,609)        (6,097)        (5,789)        (5,265)        (5,291)        (5,131)
                               ---------      ---------      ---------      ---------      ---------      ---------
Loans, net                     $ 545,360      $ 518,800      $ 445,356      $ 373,963      $ 323,014      $ 305,761
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded for IPCDs are as follows (in thousands):

                                                     JUNE 30,   DEC. 31,
                                                       2004       2003
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)               $4,035     $3,593

Carrying value of IPCDs                                3,621      3,160

Carrying value of embedded derivative liabilities        379        298

Carrying value of Swap contract liabilities               23        130

                  6 MONTHS    6 MONTHS
                    ENDED       ENDED
                   JUNE 30,   JUNE 30,
                    2004        2003
Interest expense   $   69      $  58

Other expense           1          -

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At June 30, 2004, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $142,116,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

Historically, one of the tools used to monitor a bank's longer-term liquidity situation has been the loan-to-deposit ratio. As of June 30, 2004, this ratio was 81%, which is a moderate-to-low ratio by banking industry standards, but higher than the Corporation's historical position in recent decades. The higher than historical level of loans-to-deposits reflects the Corporation's very strong loan growth over the past few years. The loan-to-deposit ratio was 79% at December 31, 2003, 70% at December 31, 2002 and 65% at December 31, 2001. Management believes the current, higher loan-to-deposit ratio is an indicator that some of the Corporation's historical liquidity "cushion" has been reduced; however, the current position continues to provide sufficient funds for maintenance of a substantial investment securities portfolio. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At June 30, 2004, the carrying value of non-pledged securities was $331,491,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and moderate loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at June 30, 2004:

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Total capital to risk-weighted assets                  19.40%
Tier 1 capital to risk-weighted assets                 17.69%
Tier 1 capital to average total assets                 10.67%

Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures (as discussed in the "Earnings Overview" section of Management's Discussion and Analysis) during the next 12 months are not expected to have a detrimental effect on capital ratios or results of operations.

INFLATION

Over the last several years, direct inflationary pressures on the Corporation's payroll-related and other noninterest costs have been modest. The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Management monitors the impact of economic trends, including indicators of inflationary pressure, in managing interest rate and other financial risks.

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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates of 200 basis points. The policy limit for fluctuation in net interest income is minus 20% from the baseline one-year scenario. The policy limit for market value variance is minus 30% from the baseline one-year scenario. The most sensitive scenario presented in Table XI below is the "+200 basis points" scenario. As Table XI shows, as of June 30, 2004, the Bank's net interest income calculation is well within the policy threshold. However, if interest rates were to immediately increase 200 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 37.7%, which exceeds the policy threshold. Management continually evaluates whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment.

The table that follows was prepared using the simulation model described above. The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

                           PERIOD ENDING JUNE 30, 2005

(IN THOUSANDS)
JUNE 30, 2004 DATA

                                                        CURRENT      PLUS 200                  MINUS 200
                                                       INTEREST        BASIS                     BASIS
                                                        RATES         POINTS                    POINTS
                                                       SCENARIO       AMOUNT     % CHANGE        AMOUNT     % CHANGE
Interest income                                        $  56,563     $  59,912                 $  51,543
Interest expense                                          22,237        27,964                    17,690
                                                       ---------     ---------                 ---------
Net Interest Income                                    $  34,326     $  31,948      -6.9%      $  33,853      -1.4%
                                                       =========     =========      ====       =========      ====

Market Value of Portfolio Equity at June 30, 2004      $ 124,604     $  77,670     -37.7%      $ 154,390      23.9%
                                                       =========     =========      ====       =========      ====

                         PERIOD ENDING DECEMBER 31, 2004

(IN THOUSANDS)
DECEMBER 31, 2003 DATA

                                                         CURRENT      PLUS 200                 MINUS 200
                                                        INTEREST       BASIS                     BASIS
                                                          RATES        POINTS                    POINTS
                                                        SCENARIO       AMOUNT    % CHANGE        AMOUNT    % CHANGE
Interest income                                        $  54,126     $  58,319                 $  48,386
Interest expense                                          20,676        26,047                    16,343
                                                       ---------     ---------                 ---------
Net Interest Income                                    $  33,450     $  32,272      -3.5%      $  32,043      -4.2%
                                                       =========     =========     =====       =========      ====

Market Value of Portfolio Equity at Dec. 31, 2003      $ 123,499     $  79,649     -35.5%      $ 152,462      23.5%
                                                       =========     =========     =====       =========      ====

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $11,026,000 at June 30, 2004 and $11,347,000 at December 31, 2003.

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

Equity securities held as of June 30, 2004 and December 31, 2003 are presented in Table XII.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XII - EQUITY SECURITIES
(IN THOUSANDS)

                                                                       HYPOTHETICAL     HYPOTHETICAL
                                                                           10%              20%
                                                                        DECLINE IN       DECLINE IN
                                                             FAIR         MARKET           MARKET
AT JUNE 30, 2004                                 COST        VALUE        VALUE             VALUE
Banks and bank holding companies               $ 16,741    $ 27,482     $  (2,748)      $   (5,496)
Other equity securities                          13,559      13,179        (1,318)          (2,636)
                                               --------    --------     ---------       ----------
     Total                                     $ 30,300    $ 40,661     $  (4,066)      $   (8,132)
                                               ========    ========     =========       ==========

                                                                      HYPOTHETICAL     HYPOTHETICAL
                                                                           10%              20%
                                                                       DECLINE IN       DECLINE IN
                                                             FAIR        MARKET           MARKET
AT DECEMBER 31, 2003                             COST        VALUE        VALUE            VALUE
Banks and bank holding companies               $ 16,375    $ 29,288     $  (2,929)      $   (5,858)
Other equity securities                          13,576      13,400        (1,340)          (2,680)
                                               --------    --------     ---------       ----------
     Total                                     $ 29,951    $ 42,688     $  (4,269)      $   (8,538)
                                               ========    ========     =========       ==========

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      e. Issuer Purchases of Equity Securities

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

      The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the first 6 months of 2004.

                                                                           TOTAL
                                                                         NUMBER OF                MAXIMUM
                                                                           SHARES                NUMBER OF
                                                                         PURCHASED                SHARES
                                                                         AS PART OF            THAT MAY YET
                               TOTAL               AVERAGE                PUBLICLY             BE PURCHASED
                             NUMBER OF              PRICE                ANNOUNCED               UNDER THE
                               SHARES             PAID PER                PLANS OR               PLANS OR
         PERIOD              PURCHASED              SHARE                 PROGRAMS               PROGRAMS
-------------------          ---------         --------------          --------------         --------------
January 1-31, 2004                  -          Not applicable          Not applicable         Not applicable
February 1-29, 2004                 -          Not applicable          Not applicable         Not applicable
March 1-31, 2004                    -          Not applicable          Not applicable         Not applicable
April 1-30, 2004               18,900                  $25.12                       -         Not applicable
May 1-31, 2004                      -          Not applicable          Not applicable         Not applicable
June 1-30, 2004                 4,000                  $25.06                       -         Not applicable
                             --------          --------------          --------------         --------------

Total                          22,900                  $25.11                       -         Not applicable
                             ========          ==============          ==============         ==============

      There have been no publicly announced plans or programs for repurchase of the Corporation's stock.

Item 3. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 20, 2004. The Board of Directors fixed the close of business on March 8, 2004 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 8,118,529 shares of Common Stock.

The total number of votes cast was 6,089,869. 436,979 were voted in person by owners or representatives and 5,652,890 were voted by proxy for the following purposes and with the following results.

      1. The election of the following as Class II Directors to serve for a term of three years:

R. Bruce Haner

                  Total Votes in Favor      6,050,382
                  Total Votes Against          39,487

Susan E. Hartley

                  Total Votes in Favor      5,922,881
                  Total Votes Against         166,988

Leo F. Lambert

                  Total Votes in Favor      5,990,757
                  Total Votes Against          99,112

Edward L. Learn

                  Total Votes in Favor      6,061,965
                  Total Votes Against          27,904

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Leonard Simpson

                  Total Votes in Favor        6,008,388
                  Total Votes Against            81,481

      2. The ratification and approval of the Director and Executive Officer Indemnification Program:

Total Votes in Favor            5,572,155
Total Votes Against               365,569
Total Votes Abstained             152,145

      3. The approval of the increase in the aggregate number of authorized shares of the Corporation's common stock from 10,000,000 to 20,000,000:

Total Votes in Favor          5,803,301
Total Votes Against             168,969
Total Votes Abstained           117,599

      4. The ratification of the action of the Board of Directors in the appointment of the firm of Parente Randolph, PC as independent auditors of the Corporation:

Total Votes in Favor            6,011,429
Total Votes Against                46,825
Total Votes Abstained              31,615

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8 - K

      a. Exhibits:

                                                                                               Page
Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification  - Chief Executive Officer                   31

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification  - Chief Financial Officer                   32

Exhibit 32   Section 1350 Certifications                                                         33

      b. A Current Report on Form 8-K under Items 7 and 12, dated April 9, 2004, was furnished to report the Corporation's consolidated earnings results for the quarterly period ended March 31, 2004.

CITIZENS AND NORTHERN CORPORATION - FORM 10 - Q

Signature Page

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CITIZENS & NORTHERN CORPORATION

August 5, 2004               By: Craig G. Litchfield /s/
Date                             -----------------------
                                 Chairman, President and Chief Executive Officer

August 5, 2004               By: Mark A. Hughes /s/
Date                             ------------------
                                 Treasurer and Chief Financial Officer