Form 10-Q
period 2004-09-30
CITIZENS & NORTHERN CORP
filed 2004-11-05
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---


     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X   No
                                                                  ---     ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                              Outstanding
-----                              -----------
Common Stock ($1.00 par value)     8,102,757 Shares Outstanding November 3, 2004

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - September 30, 2004 and
December 31, 2003                                            Page 3

Consolidated Statement of Income - Three Months and
Nine Months Ended September 30, 2004 and 2003                Page 4

Consolidated Statement of Cash Flows - Nine Months
Ended September 30, 2004 and 2003                            Page 5

Notes to Consolidated Financial Statements                   Pages 6 through 11

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                Pages 11 through 25

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk                                                  Pages 25 through 28

Item 4.  Controls and Procedures                             Page 28

Part II.  Other Information                                  Pages 28 through 29

Signatures                                                   Page 30

Exhibit 31.1.  Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer                                      Page 31

Exhibit 31.2.  Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer                                      Page 32

Exhibit 32.  Section 1350 Certifications                     Page 33

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                            2004              2003
                                                                                        (UNAUDITED)         (NOTE)
                                                                                       -------------      ------------
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                                $    13,200       $    13,938
     Interest-bearing                                                                         1,082             1,233
                                                                                        -----------       -----------
         Total cash and cash equivalents                                                     14,282            15,171
Available-for-sale securities                                                               499,572           483,032
Held-to-maturity securities                                                                     437               560
Loans, net                                                                                  564,867           518,800
Bank-owned life insurance                                                                    17,936            17,473
Accrued interest receivable                                                                   5,817             5,632
Bank premises and equipment, net                                                             15,985            12,482
Foreclosed assets held for sale                                                                 552               101
Other assets                                                                                 15,985            13,650
                                                                                        -----------       -----------
TOTAL ASSETS                                                                            $ 1,135,433       $ 1,066,901
                                                                                        ===========       ===========

LIABILITIES
Deposits:
     Noninterest-bearing                                                                $    79,348       $    75,616
     Interest-bearing                                                                       593,527           582,449
                                                                                        -----------       -----------
          Total deposits                                                                    672,875           658,065
Dividends payable                                                                             1,783             1,763
Short-term borrowings                                                                        42,061            37,763
Long-term borrowings                                                                        279,091           235,190
Accrued interest and other liabilities                                                       10,619             8,777
                                                                                        -----------       -----------
TOTAL LIABILITIES                                                                         1,006,429           941,558
                                                                                        -----------       -----------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2004
     and 10,000,000 shares in 2003; issued 8,307,305 in 2004 and 8,226,033 in 2003            8,307             8,226
Stock dividend distributable                                                                     --             2,164
Paid-in capital                                                                              22,457            20,104
Retained earnings                                                                            90,411            84,940
                                                                                        -----------       -----------
     Total                                                                                  121,175           115,434
Accumulated other comprehensive income                                                       10,235            12,037
Unamortized stock compensation                                                                  (68)              (54)
Treasury stock, at cost:
     204,548 shares at September 30, 2004                                                    (2,338)
     211,408 shares at December 31, 2003                                                                       (2,074)
                                                                                        -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                                  129,004           125,343
                                                                                        -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 1,135,433       $ 1,066,901
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                         3 MONTHS ENDED             FISCAL YEAR TO DATE
                                                                   --------------------------    --------------------------
                                                                    SEPT. 30,      SEPT. 30,      9 MONTHS ENDED SEPT. 30,
                                                                      2004           2003           2004          2003
                                                                    (CURRENT)    (PRIOR YEAR)     (CURRENT)    (PRIOR YEAR)
                                                                   ----------    ------------    ----------    ------------
INTEREST INCOME
   Interest and fees on loans                                      $    8,620     $    8,164     $   25,181     $   24,049
   Interest on balances with depository institutions                        3              1              7              8
   Interest on loans to political subdivisions                            260            206            713            572

   Interest on federal funds sold                                           4             --              8              8
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                           3,499          3,027         10,256         10,571
      Tax-exempt                                                        1,844          1,859          5,717          5,421
      Dividends                                                           343            296          1,049            797
                                                                   ----------     ----------     ----------     ----------
   Total interest and dividend income                                  14,573         13,553         42,931         41,426
                                                                   ----------     ----------     ----------     ----------
INTEREST EXPENSE
   Interest on deposits                                                 3,086          3,470          9,394         11,201
   Interest on short-term borrowings                                      122            121            371            362
   Interest on long-term borrowings                                     2,457          2,064          7,096          6,424
                                                                   ----------     ----------     ----------     ----------
   Total interest expense                                               5,665          5,655         16,861         17,987
                                                                   ----------     ----------     ----------     ----------
   Interest margin                                                      8,908          7,898         26,070         23,439
   Provision for loan losses                                              350            250          1,050            850
                                                                   ----------     ----------     ----------     ----------
   Interest margin after provision for loan losses                      8,558          7,648         25,020         22,589
                                                                   ----------     ----------     ----------     ----------

OTHER INCOME
   Service charges on deposit accounts                                    463            452          1,337          1,307
   Service charges and fees                                                78             91            209            210
   Trust and financial management income                                  453            413          1,483          1,258
   Insurance commissions, fees and premiums                               108             63            327            220
   Increase in cash surrender value of life insurance                     151            175            463            552
   Fees related to credit card operation                                  159            207            568            564
   Other operating income                                                 215            304            720            762
                                                                   ----------     ----------     ----------     ----------
   Total other income before realized gains on securities, net          1,627          1,705          5,107          4,873
   Realized gains on securities, net                                      459            660          1,744          3,289
                                                                   ----------     ----------     ----------     ----------
   Total other income                                                   2,086          2,365          6,851          8,162
                                                                   ----------     ----------     ----------     ----------
OTHER EXPENSES
   Salaries and wages                                                   2,906          2,356          8,306          7,129
   Pensions and other employee benefits                                   866            777          2,678          2,437
   Occupancy expense, net                                                 450            310          1,187            967
   Furniture and equipment expense                                        437            345          1,161          1,029
   Pennsylvania shares tax                                                212            196            635            588
   Other operating expense                                              1,867          1,352          5,288          4,074
                                                                   ----------     ----------     ----------     ----------
   Total other expenses                                                 6,738          5,336         19,255         16,224
                                                                   ----------     ----------     ----------     ----------
   Income before income tax provision                                   3,906          4,677         12,616         14,527
   Income tax provision                                                   501            759          1,816          2,617
                                                                   ----------     ----------     ----------     ----------
NET INCOME                                                         $    3,405     $    3,918     $   10,800     $   11,910
                                                                   ==========     ==========     ==========     ==========

PER SHARE DATA:
Net income - basic                                                 $     0.42     $     0.48     $     1.33     $     1.47
Net income - diluted                                               $     0.42     $     0.48     $     1.32     $     1.46
                                                                   ----------     ----------     ----------     ----------
Dividend per share                                                 $     0.22     $     0.21     $     0.66     $     0.63
                                                                   ----------     ----------     ----------     ----------
Number of shares used in computation - basic                        8,101,833      8,090,861      8,104,964      8,088,632
Number of shares used in computation - diluted                      8,145,950      8,151,281      8,154,129      8,135,712


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                9 MONTHS ENDED
                                                                            -------------------------
                                                                            SEPT. 30,       SEPT. 30,
                                                                               2004             2003
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  10,800       $  11,910
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                  1,050             850
     Realized gains on securities, net                                         (1,744)         (3,289)
     Gain on sale of foreclosed assets, net                                       (34)            (83)
     Depreciation expense                                                       1,077             815
     Accretion and amortization, net                                              575           1,124
     Increase in cash surrender value of life insurance                          (463)           (552)
     Amortization of restricted stock                                              66              77
     Increase in accrued interest receivable and other assets                  (1,535)            (79)
     Increase in accrued interest payable and other liabilities                 2,841           2,903
                                                                            ---------       ---------
       Net Cash Provided by Operating Activities                               12,633          13,676
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                          120             140
   Proceeds from sales of available-for-sale securities                        67,809          46,876
   Proceeds from calls and maturities of available-for-sale securities         72,022         153,160
   Purchase of available-for-sale securities                                 (157,929)       (168,755)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                      (2,813)         (1,178)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                     1,779             168
   Net increase in loans                                                      (47,627)        (55,671)
   Purchase of premises and equipment                                          (4,580)         (2,505)
   Proceeds from sale of foreclosed assets                                         93             233
                                                                            ---------       ---------
        Net Cash Used in Investing Activities                                 (71,126)        (27,532)
                                                                            ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                    14,810          12,424
   Net increase in short-term borrowings                                        4,298           1,532
   Proceeds from long-term borrowings                                          73,943          46,000
   Repayments of long-term borrowings                                         (30,042)        (37,518)
   Purchase of treasury stock                                                    (575)           (174)
   Sale of treasury stock                                                         527             141
   Dividends paid                                                              (5,357)         (4,991)
                                                                            ---------       ---------
        Net Cash Provided by Financing Activities                              57,604          17,414
                                                                            ---------       ---------
(DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS                                (889)          3,558
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   15,171          14,900
                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  14,282       $  18,458
                                                                            =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans                 $     510       $     172
   Interest paid                                                            $  13,300       $  14,352
   Income taxes paid                                                        $   2,438       $   2,570

The accompanying notes are an integral part of these consolidated financial statements
                                       5

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

Results reported for the three-month and nine-month periods ended September 30, 2004 might not be indicative of the results for the year ending December 31, 2004.

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


                                                                           WEIGHTED-
                                                                           AVERAGE         EARNINGS
                                                            NET             COMMON           PER
                                                          INCOME            SHARES          SHARE
                                                       -------------      -----------      --------
NINE MONTHS ENDED SEPT. 30, 2004
Earnings per share - basic                             $  10,800,000        8,104,964         $1.33
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       190,915
  Hypothetical share repurchase at $25.38                                    (141,750)
                                                       -------------        ---------         -----
Earnings per share - diluted                           $  10,800,000        8,154,129         $1.32
                                                       =============        =========         =====

NINE MONTHS ENDED SEPT. 30, 2003
Earnings per share - basic                             $  11,910,000        8,088,632         $1.47
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       197,322
  Hypothetical share repurchase at $23.68                                    (150,242)
                                                       -------------        ---------         -----
Earnings per share - diluted                           $  11,910,000        8,135,712         $1.46
                                                       =============        =========         =====

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

                                                                            WEIGHTED-
                                                                             AVERAGE        EARNINGS
                                                             NET             COMMON           PER
                                                           INCOME            SHARES          SHARE
                                                        -------------      ----------       --------
QUARTER ENDED SEPT. 30, 2004
Earnings per share - basic                              $  3,405,000        8,101,833         $0.42
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       184,187
  Hypothetical share repurchase at $24.83                                    (140,070)
                                                        ------------        ---------         -----
Earnings per share - diluted                            $  3,405,000        8,145,950         $0.42
                                                        ============        =========         =====


QUARTER ENDED SEPT. 30, 2003
Earnings per share - basic                              $  3,918,000        8,090,861         $0.48
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       216,930
  Hypothetical share repurchase at $26.01                                    (156,510)
                                                        ------------        ---------         -----
Earnings per share - diluted                            $  3,918,000        8,151,281         $0.48
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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

(NET INCOME IN THOUSANDS)


                                                                                     FISCAL YEAR-TO-DATE
                                                        3 MONTHS ENDED                 9 MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                       ---------------------         ---------------------
                                                        2004           2003           2004           2003
                                                       ------         ------         -------        ------
Net income, as reported                                $3,405         $3,918         $10,800       $11,910

Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects                (5)            (9)            (96)         (115)
                                                       ------         ------         -------       -------

Pro forma net income                                   $3,400         $3,909         $10,704       $11,795
                                                       ======         ======         =======       =======

Earnings per share-basic
  As reported                                          $ 0.42         $ 0.48         $  1.33       $  1.47
  Pro forma                                            $ 0.42         $ 0.48         $  1.32       $  1.46

Earnings per share-diluted
  As reported                                          $ 0.42         $ 0.48         $  1.32       $  1.46
  Pro forma                                            $ 0.42         $ 0.48         $  1.31       $  1.45


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

Comprehensive income (loss) is calculated as follows:

(IN THOUSANDS)

                                                                       3 MONTHS ENDED                        9 MONTHS ENDED
                                                                -------------------------------    --------------------------------
                                                                 SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2004             2003               2004            2003
                                                                 ------------    -------------      -------------    ------------
Net income                                                        $    3,405      $    3,918         $   10,800       $   11,910
Other comprehensive income (loss):
  Unrealized holding gains (losses) on  available-for-sale
  securities:
    Gains (losses) arising during the period                           9,760          (4,199)              (988)           2,291
    Reclassification adjustment for realized gains                      (459)           (660)            (1,744)          (3,289)
                                                                  ----------      ----------         ----------       ----------
Other comprehensive income (loss) before income tax
                                                                       9,301          (4,859)            (2,732)            (998)
Income tax related to other comprehensive income (loss)               (3,163)          1,651                929              339
                                                                  ----------      ----------         ----------       ----------
Other comprehensive income (loss)                                      6,138          (3,208)            (1,802)            (659)
                                                                  ----------      ----------         ----------       ----------
Comprehensive income                                              $    9,543      $      710         $    8,998       $   11,251
                                                                  ==========      ==========         ==========       ==========

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

5.  SECURITIES

Amortized cost and fair value of securities at September 30, 2004 are summarized as follows:

(IN THOUSANDS)


                                                                                 SEPTEMBER 30, 2004
                                                          ------------------------------------------------------------
                                                                               GROSS            GROSS
                                                                            UNREALIZED        UNREALIZED
                                                           AMORTIZED          HOLDING          HOLDING          FAIR
                                                             COST              GAINS            LOSSES          VALUE
                                                          -----------      ------------      ------------      -------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                           $       -        $       -         $      -         $       -
Obligations of other U.S. Government agencies                 50,337              268             (499)           50,106
Obligations of states and political subdivisions             134,792            4,597             (678)          138,711
Other securities                                              76,890            2,793             (805)           78,878
Mortgage-backed securities                                   191,246            1,488           (2,060)          190,674
                                                           ---------        ---------         --------         ---------
Total debt securities                                        453,265            9,146           (4,042)          458,369
Marketable equity securities                                  30,800           11,589           (1,186)           41,203
                                                           ---------        ---------         --------         ---------
Total                                                      $ 484,065        $  20,735         $ (5,228)        $ 499,572
                                                           =========        =========         ========         =========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                           $     317        $      20         $      -         $     337
Obligations of other U.S. Government agencies                     98               13                -               111
Mortgage-backed securities                                        22                1                -                23
                                                           ---------        ---------         --------         ---------
Total                                                      $     437        $      34         $      -         $     471
                                                           =========        =========         ========         =========


The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004.

(IN THOUSANDS)



                                                       LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                                     -----------------------    ----------------------     ----------------------
                                                      FAIR       UNREALIZED      FAIR       UNREALIZED      FAIR       UNREALIZED
                                                      VALUE        LOSSES        VALUE        LOSSES        VALUE        LOSSES
                                                     -------     ----------     ------      ----------     -------     ----------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $      -      $     -      $      -      $     -      $      -      $     -
Obligations of other U.S. Government agencies          5,020          (26)        9,516         (473)       14,536         (499)
Obligations of states and political subdivisions      16,248         (405)        9,799         (273)       26,047         (678)
Other securities                                      13,558         (556)        4,850         (249)       18,408         (805)
Mortgage-backed securities                           112,934       (1,698)       16,355         (362)      129,289       (2,060)
                                                    --------      -------      --------      -------      --------      -------
Total debt securities                                147,760       (2,685)       40,520       (1,357)      188,280       (4,042)
Marketable equity securities                           3,616         (111)        5,032       (1,075)        8,648       (1,186)
                                                    --------      -------      --------      -------      --------      -------
Total temporarily impaired available-for-sale
  securities                                        $151,376      $(2,796)     $ 45,552      $(2,432)     $196,928      $(5,228)
                                                    ========      =======      ========      =======      ========      =======
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $      -      $     -      $      -      $     -      $      -      $     -
Obligations of other U.S. Government agencies              -            -             -            -             -            -
Mortgage-backed securities                                 -            -             -            -             -            -
                                                    --------      -------      --------      -------      --------      -------
Total temporarily impaired held-to-maturity
  securities                                        $      -      $     -      $      -      $     -      $      -      $     -
                                                    ========      =======      ========      =======      ========      =======

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q


The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities with unrealized losses at September 30, 2004 were not other-than-temporarily impaired.

Of the total $1,186,000 unrealized losses on equity securities at September 30, 2004, $885,000 was from a preferred stock issued by an U.S. Government agency. Management believes this security's fair value is affected primarily by volatility in interest rates, and that there is very little credit risk associated with this security. Accordingly, management believes this preferred stock was not other-than-temporarily impaired at September 30, 2004. Also, for the remaining equity securities for which fair value was less than cost at September 30, 2004, management believes the financial condition and near-term prospects of those issuers indicate those securities were not other-than-temporarily impaired.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

(IN THOUSANDS)

                                                          PENSION                POSTRETIREMENT
                                                        9 MONTHS ENDED           9 MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      -------------------      -------------------
                                                        2004        2003         2004        2003

Service  cost                                         $  357      $  297        $  33       $  24
Interest cost                                            465         444           48          45
Expected return on plan assets                          (561)       (462)           -           -
Amortization of transition (asset) obligation            (18)        (18)          27          27
Recognized net actuarial loss                             48          66            3           -
                                                      ------      ------        -----       -----
Net periodic benefit cost                             $  291      $  327        $ 111       $  96
                                                      ======      ======        =====       =====



(IN THOUSANDS)

                                                          PENSION                POSTRETIREMENT
                                                        3 MONTHS ENDED           3 MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      -------------------      -------------------
                                                        2004        2003         2004        2003

Service  cost                                          $ 119       $  99        $  11       $   8
Interest cost                                            155         148           16          15
Expected return on plan assets                          (187)       (154)           -           -
Amortization of transition (asset) obligation             (6)         (6)           9           9
Recognized net actuarial loss                             16          22            1           -
                                                       -----       -----        -----       -----
Net periodic benefit cost                              $  97       $ 109        $  37       $  32
                                                       =====       =====        =====       =====


The Corporation funded its total defined benefit pension contribution for 2004 of $328,000 in April 2004. In the first nine months of 2004, the Corporation funded postretirement contributions totaling $36,000. The estimated total (annual) amount of 2004 postretirement contributions is $60,000.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART I - FINANCIAL INFORMATION  (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this section and elsewhere in the Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are based on certain assumptions and describe future plans, business objectives and expectations, and are generally not historical facts, are identifiable by the use of words such as, "believe", "expect", "intend", "anticipate", "estimate", "project", and similar expressions. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management's control and could cause results to differ materially from those currently anticipated. Factors which could have a material adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

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

REFERENCES TO 2004 AND 2003

Unless otherwise noted, all references to "2004" in the following discussion of operating results are intended to mean the nine months ended September 30, 2004, and similarly, references to "2003" are intended to mean the nine months ended September 30, 2003.

EARNINGS OVERVIEW

Net income for 2004 was $10,800,000, or $1.33 per share - basic and $1.32 per share diluted. This represents a decrease in net income of 9.3% from 2003. Return on average assets was 1.30% in 2004, down from 1.54% in 2003. Return on average equity decreased to 11.28% in 2004 from 13.10% in 2003.

The most significant income statement changes between 2004 and 2003 were as follows:

     o In 2004, two significant initiatives affected profitability: (1) pre-tax losses of $539,000 from start-up expenses and operations of two new branches - the Williamsport branch, which opened June 4, and the South Williamsport branch, which opened in September, and (2) non-payroll expenses of $512,000 related to conversion to new core banking software (implemented in October 2004).

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

     o Other (noninterest) expenses increased $3,031,000, or 18.7%, in 2004 compared to 2003. In addition to the effects of the new branches and computer system, payroll costs increased substantially, primarily from the addition of several new employees for Lending, Trust and Financial Management, Employee Training and other duties. Also, building-related expenses and other computer-related expenses were up in the first nine months of 2004 compared to the same period in 2003. Increases in other expenses are described in the "Noninterest Expense" section of Management's Discussion and Analysis.

     o Net realized gains on securities were $1,744,000 in 2004, compared to $3,289,000 in 2003. In both years, the gains were mainly from sales of bank stocks. These sales resulted from circumstances specific to each underlying company, and the proceeds have been reinvested in other bank stocks. Total gains from sales of bank stocks amounted to $1,259,000 in 2004 and $1,972,000 in 2003. Net security gains from debt securities amounted to $485,000 in 2004 and $1,317,000 in 2003, and consisted mainly of sales and calls of Municipal and U.S. Agency bonds.

     o The interest margin increased $2,631,000, or 11.2%, to $26,070,000 in 2004 from $23,439,000 in 2003. The Corporation has experienced significant growth in loans, which has more than offset the effects of lower yields in 2004. Also, average interest rates on deposits and borrowed funds have been substantially lower in 2004 than in 2003. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

     o The income tax provision decreased to $1,816,000 in 2004 from $2,617,000 in 2003. While pre-tax income has decreased, the Corporation's effective tax rate has also fallen to 14.4% in 2004 from 18.0% in 2003. This lower effective tax rate was affected by higher tax-exempt interest from obligations of states and political subdivisions, as a percentage of total revenue.

THIRD QUARTER 2004

Net income for the third quarter 2004 was $3,405,000, a decrease of $513,000 (13.1%) from the third quarter 2003. Net income per share was $0.42 (Basic and Diluted) for the third quarter 2004, as compared to $0.48 (Basic and Diluted) for the third quarter 2003.

Net Income for the third quarter 2004 was down $284,000 (7.7%) from the second quarter 2004. As shown in Table I, other expenses increased $449,000 in the third quarter 2004, as compared to the second quarter. Non-payroll related core banking system expenses amounted to $329,000 in the third quarter 2004. Also, other income fell $228,000 in the third quarter from the previous quarter. Trust and Financial Management revenue was $120,000 lower in the third quarter than in the second quarter, primarily because of timing issues (June 30 and December 31 are the most common billing dates for Trust services). Credit card fees and other operating income were also lower in the third quarter 2004 than in the previous quarter.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                  SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,  JUNE 30,   MAR. 31,
                                                     2004       2004       2004       2003       2003       2003       2003
                                                  ---------   --------   --------   --------  ---------   --------   --------
Interest income                                    $14,573    $14,343    $14,015    $13,797    $13,553    $13,943    $13,930
Interest expense                                     5,665      5,493      5,703      5,550      5,655      6,089      6,243
                                                   -------    -------    -------    -------    -------    -------    -------
Interest margin                                      8,908      8,850      8,312      8,247      7,898      7,854      7,687
Provision for loan losses                              350        350        350        250        250        250        350
                                                   -------    -------    -------    -------    -------    -------    -------
Interest margin after provision for loan losses      8,558      8,500      7,962      7,997      7,648      7,604      7,337
Other income                                         1,627      1,855      1,625      1,722      1,705      1,628      1,540
Securities gains                                       459        321        964      1,510        660        908      1,721
Other expenses                                       6,738      6,289      6,228      5,890      5,336      5,356      5,532
                                                   -------    -------    -------    -------    -------    -------    -------
Income before income tax provision                   3,906      4,387      4,323      5,339      4,677      4,784      5,066
Income tax provision                                   501        698        617        992        759        864        994
                                                   -------    -------    -------    -------    -------    -------    -------
Net income                                         $ 3,405    $ 3,689    $ 3,706    $ 4,347    $ 3,918    $ 3,920    $ 4,072
                                                   =======    =======    =======    =======    =======    =======    =======
Net income per share - basic                       $  0.42    $  0.46    $  0.46    $  0.54    $  0.48    $  0.48    $  0.50
                                                   =======    =======    =======    =======    =======    =======    =======
Net income per share - diluted                     $  0.42    $  0.45    $  0.45    $  0.53    $  0.48    $  0.48    $  0.50
                                                   =======    =======    =======    =======    =======    =======    =======

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.


PROSPECTS FOR THE REMAINDER OF 2004

Management believes earnings prospects for the remainder of 2004 to be relatively comparable to results for the first three quarters of the year. Loan growth is expected to continue, with a great deal of commercial loan origination activity currently ongoing. Net loans are up 13.0% as of September 30, 2004 compared to September 30, 2003. As you can see in Table I, the interest margin has grown slightly in each of the last 6 quarters, to $8,908,000 in the 3rd quarter 2004 from $7,687,000 in the 1st quarter of 2003. Interest rates have been rising recently and management anticipates continued rising rates over the remainder of 2004, including increases in short-term rates. The Federal Reserve raised the Federal Funds Target Rate by .25% in June, August and September, to its current level of 1.75%. The impact of rising rates would likely cause (on average) deposits and borrowings to reprice faster than loans and debt securities. The Corporation's interest rate risk is discussed in more detail in
Item 3 of Form 10-Q.

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

Total capital purchases for 2004 are estimated to exceed $5 million. As indicated in the consolidated statement of cash flows, total purchases of premises and equipment for the first 9 months of 2004 amounted to more than $4.5 million. In 2004, the Corporation paid more than $1 million for equipment and to complete the renovation of the facility on Market Street in Williamsport, and paid approximately $2 million for software licenses and equipment related to the new core computer software. Trust and Financial Management, Commercial Lending and a few other personnel moved into the Williamsport facility in February 2004, and the branch operations opened June 4, 2004. Total capitalized costs incurred in 2003 and 2004 to purchase, renovate and equip the start-up of operations in Williamsport amounted to approximately $3 million. The new core computer system, which was implemented in mid-October 2004, is expected to result in a total capitalized cost of approximately $2.5 million. In the fourth quarter 2004, depreciation expense will increase by approximately $100,000 as a result of the new computer system.

In June 2004, the Corporation entered into a 5-year lease agreement, with opportunities to renew, to add an additional branch office located in South Williamsport. Rent expense for the first year of the lease will amount to $18,000, and renovation costs through September 30, 2004 amounted to approximately $92,000. This office opened for business late in the third quarter.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

In October 2004, the Corporation acquired real estate in Wellsboro for the purpose of building an administrative facility. The purchase price included the exchange of a building (that had been used by the Facilities Management staff) with a book value of $105,000 at September 30, 2004 and cash of approximately $284,000. The total project cost, including acquisition of the real estate and the construction of the building, is estimated at between $1.3 to $2 million and expected to be completed in 2005.

The amount of capitalized spending for 2004 is high by the Corporation's normal historical standards. For example, average annual capital purchases from 2001-2003 amounted to $2,335,000. Management believes the expansion in Lycoming County (Williamsport and South Williamsport) will result in future opportunities for growth and positive contributions to net income. Further, management believes the investments in the new computer system, and in the new administrative facility in Wellsboro, are necessary for support of an overall growth strategy. On a net basis, these investments may reduce earnings in 2005; however, the effect on earnings is not expected to be material.

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

The net interest margin, on a tax-equivalent basis, was $29,131,000 in 2004, an increase of $2,893,000, or 11.0%, over 2003. As reflected in Table IV, the increase in net interest margin was caused primarily by the growth in volume. Increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $2,287,000 in 2004 compared to 2003. Table IV also shows that interest rate changes had the effect of increasing net interest income $606,000 in 2004 compared to 2003. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.44% for the 1st nine months of 2004, compared to 3.31% for the year ended December 31, 2003 and 3.29% for the 1st nine months of 2003.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

INTEREST INCOME AND EARNING ASSETS

Interest income increased slightly to $45,992,000 in 2004 from $44,225,000 in 2003. Income from available-for-sale securities increased $434,000, or 2.2%, and interest from loans increased $1,341,000 or 5.4%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of lower interest rates.

As indicated in Table III, average available-for-sale securities in 2004 amounted to $484,300,000, an increase of 1.7% over 2003. The average rate of return on available-for-sale securities was 5.44% for the 1st nine months of 2004, just slightly higher than the 5.42% level in the 1st nine months of 2003, and the rate of return for the year ended December 31, 2003 of 5.43%.

Table III also shows changes in the composition of the available-for-sale securities portfolio. Municipal bonds were a larger portion of the portfolio in the 1st nine months of 2004 than in the 1st nine months of 2003. The average balance of municipal bonds grew to $158,842,000 or 32.8% of the portfolio, in the 1st nine months of 2004 from $142,813,000, or 30.0% of the portfolio, in the 1st nine months of 2003. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

The average balance of gross loans increased 14.3% in 2004 over the 1st nine months of 2003, to $543,700,000 from $475,830,000. The largest area of growth was real estate secured loans, with substantial increases in both residential and commercial mortgages. The average rate of return on loans fell to 6.44% in 2004 from 6.99% in the 1st nine months of 2003, due to lower market rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,126,000, or 6.3%, to $16,861,000 in 2004 from
$17,987,000 in 2003. Overall, the impact of lower interest rates was significantly larger than the impact of higher volumes of interest-bearing liabilities in 2004 compared to 2003. In Table IV, you can see the impact of lower interest rates on the Corporation's major categories of interest-bearing deposits - principally, CDs, money market accounts and IRA's.

Total average deposits (interest-bearing and noninterest-bearing) increased to $665,713,000 in the 1st nine months of 2004 from $650,396,000 in the 1st nine months of 2003. This represents an increase of 2.4%. The largest growth categories were demand deposits, which increased $9,249,000, or 13.4%, and IRAs, which increased $11,117,000, or 10.6%. Average Certificates of Deposit fell 5.3% to $182,151,000 in the 1st nine months of 2004 from $192,405,000 in the 1st nine months of 2003, as deposits from a few of the Corporation's Municipal and not-for-profit customers have fallen over the last several months due to the customers' use of the funds for building projects and other purposes. Table III reflects the downward trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities fell to 2.52% for the 1st nine months of 2004, from 2.84% for the year ended December 31, 2003 and 2.90% for the 1st nine months of 2003.

Average total short-term and long-term borrowed funds increased $58,025,000 to $304,561,000 in the 1st nine months of 2004 from $246,536,000 in the 1st nine months of 2003. The Corporation has utilized borrowings to fund security purchases and to help fund loan growth during this period of relatively low deposit growth.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE
(IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------    INCREASE/
                                                            2004        2003     (DECREASE)
                                                          -------     -------    ----------
INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                             $    --     $    --     $    --
     Securities of other U.S. Government agencies
       and corporations                                     1,977       2,461        (484)

     Mortgage-backed securities                             5,676       5,717         (41)

     Obligations of states and political subdivisions       8,441       7,952         489

     Equity securities                                      1,049         797         252

     Other securities                                       2,584       2,366         218
                                                          -------     -------     -------
          Total available-for-sale securities              19,727      19,293         434
                                                          -------     -------     -------
Held-to-maturity securities:
     U.S. Treasury securities                                  13          13          --
     Securities of other U.S. Government agencies
       and corporations                                         6          11          (5)
     Mortgage-backed securities                                 1           3          (2)
                                                          -------     -------     -------
          Total held-to-maturity securities                    20          27          (7)
                                                          -------     -------     -------
Interest-bearing due from banks                                 7           8          (1)
Federal funds sold                                              8           8          --
Loans:
     Real estate loans                                     21,502      20,212       1,290
     Consumer                                               1,943       2,177        (234)
     Agricultural                                             138         148         (10)
     Commercial/industrial                                  1,566       1,463         103
     Other                                                     28          45         (17)
     Political subdivisions                                 1,050         839         211
     Leases                                                     3           5          (2)
                                                          -------     -------     -------
          Total loans                                      26,230      24,889       1,341
                                                          -------     -------     -------
Total Interest Income                                      45,992      44,225       1,767
                                                          -------     -------     -------
INTEREST EXPENSE

Interest checking                                             173         207         (34)
Money market                                                1,748       2,113        (365)
Savings                                                       211         355        (144)
Certificates of deposit                                     3,839       4,653        (814)
Individual Retirement Accounts                              3,418       3,858        (440)
Other time deposits                                             5          15         (10)
Federal funds purchased                                        70          67           3
Other borrowed funds                                        7,397       6,719         678
                                                          -------     -------     -------
Total Interest Expense                                     16,861      17,987      (1,126)
                                                          -------     -------     -------
Net Interest Income                                       $29,131     $26,238     $ 2,893
                                                          =======     =======     =======


Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(DOLLARS IN THOUSANDS)

                                                           9 MONTHS                   YEAR                   9 MONTHS
                                                             ENDED       RATE OF      ENDED       RATE OF      ENDED       RATE OF
                                                           9/30/2004     RETURN/   12/31/2003     RETURN/    9/30/2003     RETURN/
                                                            AVERAGE      COST OF     AVERAGE      COST OF     AVERAGE      COST OF
                                                            BALANCE      FUNDS %     BALANCE      FUNDS %     BALANCE      FUNDS %
                                                          ----------     -------   ----------     -------   ----------     -------
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                             $       --      0.00%     $      --      0.00%     $      --      0.00%
     Securities of other U.S. Government agencies
       and corporations                                       58,022      4.55%        67,218      4.72%        68,743      4.79%
     Mortgage-backed securities                              179,015      4.24%       176,800      4.20%       181,935      4.20%
     Obligations of states and political subdivisions        158,842      7.10%       146,371      7.36%       142,813      7.44%
     Equity securities                                        30,200      4.64%        28,084      4.16%        27,321      3.90%
     Other securities                                         58,221      5.93%        52,980      5.76%        55,284      5.72%
                                                          ----------      -----    ----------      -----    ----------      -----
          Total available-for-sale securities                484,300      5.44%       471,453      5.43%       476,096      5.42%
                                                          ----------      -----    ----------      -----    ----------      -----
Held-to-maturity securities:
     U.S. Treasury securities                                    317      5.48%           320      5.31%           320      5.43%
     Securities of other U.S. Government agencies
       and corporations                                          117      6.85%           220      5.00%           226      6.51%
     Mortgage-backed securities                                   32      4.17%            64      4.69%            71      5.65%
                                                          ----------      -----    ----------      -----    ----------      -----
          Total held-to-maturity securities                      466      5.73%           604      5.13%           617      5.85%
                                                          ----------      -----    ----------      -----    ----------      -----
Interest-bearing due from banks                                1,249      0.75%         1,669      0.60%         1,463      0.73%
Federal funds sold                                               894      1.20%           680      1.18%           890      1.20%
Loans:
     Real estate loans                                       450,870      6.37%       399,353      6.79%       390,911      6.91%
     Consumer                                                 32,835      7.90%        32,386      8.75%        32,090      9.07%
     Agricultural                                              2,838      6.50%         2,924      6.81%         2,859      6.92%
     Commercial/industrial                                    35,267      5.93%        32,909      6.15%        32,720      5.98%
     Other                                                       608      6.15%           851      6.58%           904      6.66%
     Political subdivisions                                   21,221      6.61%        16,649      6.87%        16,265      6.90%
     Leases                                                       61      6.57%            78      6.41%            81      8.25%
                                                          ----------      -----    ----------      -----    ----------      -----
          Total loans                                        543,700      6.44%       485,150      6.88%       475,830      6.99%
                                                          ----------      -----    ----------      -----    ----------      -----
          Total Earning Assets                             1,030,609      5.96%       959,556      6.15%       954,896      6.19%
Cash                                                          14,722                   13,583                   13,345
Unrealized gain/loss on securities                            16,454                   20,296                   20,666
Allowance for loan losses                                     (6,466)                  (5,908)                  (5,877)
Bank premises and equipment                                   14,428                   11,090                   10,696
Other assets                                                  38,006                   36,103                   35,912
                                                          ----------               ----------               ----------
Total Assets                                              $1,107,753               $1,034,720               $1,029,638
                                                          ==========               ==========               ==========

INTEREST-BEARING LIABILITIES
Interest checking                                         $   39,594      0.58%      $ 37,647      0.71%      $ 37,675      0.73%
Money market                                                 191,363      1.22%       190,161      1.43%       189,751      1.49%
Savings                                                       56,685      0.50%        54,789      0.78%        54,523      0.87%
Certificates of deposit                                      182,151      2.82%       190,019      3.14%       192,405      3.23%
Individual Retirement Accounts                               116,315      3.93%       106,216      4.88%       105,198      4.90%
Other time deposits                                            1,453      0.46%         1,666      1.02%         1,941      1.03%
Federal funds purchased                                        6,978      1.34%         7,033      1.29%         6,778      1.32%
Other borrowed funds                                         297,583      3.32%       242,358      3.67%       239,758      3.75%
                                                          ----------      -----    ----------      -----    ----------      -----
          Total Interest-bearing Liabilities                 892,122      2.52%       829,889      2.84%       828,029      2.90%
Demand deposits                                               78,152                   70,528                   68,903
Other liabilities                                              9,792                   12,032                   11,506
                                                          ----------               ----------               ----------
Total Liabilities                                            980,066                  912,449                  908,438
                                                          ----------               ----------               ----------
Stockholders' equity, excluding other comprehensive
income/loss                                                  116,828                  108,876                  107,561
Other comprehensive income/loss                               10,859                   13,395                   13,639
                                                          ----------               ----------               ----------
Total Stockholders' Equity                                   127,687                  122,271                  121,200
                                                          ----------               ----------               ----------
Total Liabilities and Stockholders' Equity                $1,107,753               $1,034,720               $1,029,638
                                                          ==========               ==========               ==========
Interest Rate Spread                                                      3.44%                    3.31%                    3.29%
Net Interest Income/Earning Assets                                        3.78%                    3.70%                    3.67%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES
(IN THOUSANDS)

                                                             YTD ENDED 9/30/04 VS. 9/30/03
                                                          ------------------------------------
                                                          CHANGE IN     CHANGE IN       TOTAL
                                                            VOLUME         RATE         CHANGE
                                                          ---------     ---------      -------
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                              $    --       $    --       $    --
     Securities of other U.S. Government agencies
       and corporations                                       (368)         (116)         (484)
     Mortgage-backed securities                                (89)           48           (41)
     Obligations of states and political subdivisions          869          (380)          489
     Equity securities                                          90           162           252
     Other securities                                          130            88           218
                                                           -------       -------       -------
          Total available-for-sale securities                  632          (198)          434
                                                           -------       -------       -------
Held-to-maturity securities:
     U.S. Treasury securities                                   --            --            --
     Securities of other U.S. Government agencies
       and corporations                                         (6)            1            (5)
     Mortgage-backed securities                                 (1)           (1)           (2)
                                                           -------       -------       -------
          Total held-to-maturity securities                     (7)           --            (7)
                                                           -------       -------       -------
Interest-bearing due from banks                                 (1)           --            (1)
Federal funds sold                                              --            --            --
Loans:
     Real estate loans                                       2,954        (1,664)        1,290
     Consumer                                                   50          (284)         (234)
     Agricultural                                               (1)           (9)          (10)
     Commercial/industrial                                     114           (11)          103
     Other                                                     (14)           (3)          (17)
     Political subdivisions                                    247           (36)          211
     Leases                                                     (1)           (1)           (2)
                                                           -------       -------       -------
          Total loans                                        3,349        (2,008)        1,341
                                                           -------       -------       -------
Total Interest Income                                        3,973        (2,206)        1,767
                                                           -------       -------       -------

INTEREST-BEARING LIABILITIES
Interest checking                                               11           (45)          (34)
Money market                                                    18          (383)         (365)
Savings                                                         13          (157)         (144)
Certificates of deposit                                       (237)         (577)         (814)
Individual Retirement Accounts                                 381          (821)         (440)
Other time deposits                                             (3)           (7)          (10)
Federal funds purchased                                          2             1             3
Other borrowed funds                                         1,501          (823)          678
                                                           -------       -------       -------
Total Interest Expense                                       1,686        (2,812)       (1,126)
                                                           -------       -------       -------
Net Interest Income                                        $ 2,287       $   606       $ 2,893
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE V - COMPARISON OF NONINTEREST INCOME
(IN THOUSANDS)

                                                            9 MONTHS ENDED
                                                     ----------------------------
                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                         2004           2003
                                                     ------------   -------------
Service charges on deposit accounts                     $1,337         $1,307
Service charges and fees                                   209            210
Trust and financial management revenue                   1,483          1,258
Insurance commissions, fees and premiums                   327            220
Increase in cash surrender value of life insurance         463            552
Fees related to credit card operation                      568            564
Other operating income                                     720            762
                                                        ------         ------
Total other operating income, before realized
  gains on securities, net                               5,107          4,873
Realized gains on securities, net                        1,744          3,289
                                                        ------         ------
Total Other Income                                      $6,851         $8,162
                                                        ======         ======


Total noninterest income decreased $1,311,000, or 16.1%, in 2004 compared to 2003. The most significant change - the decrease in net realized security gains
- is discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

o Trust and financial management revenue increased $225,000, or 17.9%, for 2004 versus 2003. Trust and financial management revenue is affected significantly by the market value of assets under management. As of September 30, 2004, the value of trust assets under management amounted to $358,349,000, an increase of $50,726,000 or 16.5% from $307,623,000, as of
     September 30, 2003.

o Insurance commissions and fees rose $107,000, or 48.6%, for 2004 compared to 2003. The increase in insurance-related revenues had 2 components: (1) an increase in revenues of $79,000 from Bucktail Life Insurance Company ("Bucktail"), a subsidiary of the Corporation that reinsures credit and mortgage life and accident and health insurance, and (2) an increase in revenues of $28,000 from the insurance division of C & N Financial Services Corporation ("C&NFSC"). C&NFSC insurance revenues amounted to $113,000 in 2004 and $85,000 in 2003.

o The increase in cash surrender value of life insurance fell $89,000, or 16.1%, to $463,000 in 2004 from $552,000 in 2003. The Corporation's policy return is determined, in part, by the earnings generated from a pooled separate investment trust held by the life insurance company. In 2004, the earnings on that pooled separate trust fund have been lower than in 2003, which reflects lower market yields on debt securities held in that trust fund.

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)

                                             9 MONTHS ENDED
                                        -----------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,
                                            2004            2003
                                        ------------    -------------
Salaries and wages                        $ 8,306         $ 7,129
Pensions and other employee benefits        2,678           2,437
Occupancy expense, net                      1,187             967
Furniture and equipment expense             1,161           1,029
Pennsylvania shares tax                       635             588
Other operating expense                     5,288           4,074
                                          -------         -------
Total Other Expense                       $19,255         $16,224
                                          =======         =======



Salaries and wages increased $1,177,000, or 16.5%, for 2004 compared to 2003. The increase is mainly the result of annual merit raises, generally ranging from 2%-5%, and an increase in number of employees. The number of full-time equivalent employees increased 12.5% to 316 as of September 30, 2004 from 281 as of September 30, 2003.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

Pensions and other employee benefits increased $241,000 or 9.9% in 2004 over 2003. The largest expense increases within this category were increases of $96,000 in Savings & Retirement (401(k)) expense, $89,000 in health insurance expense, $67,000 in payroll taxes, and $26,000 in unemployment compensation expense. In addition to the impact of more employees and a higher salary base, health care and unemployment rates were higher in 2004 than in 2003.

Occupancy Expense rose $220,000, or 22.8% in 2004 compared to 2003. The majority of this increase is directly related to the general overall increase in utility rates, coupled with the addition of the Williamsport and South Williamsport facilities. Building maintenance and repairs increased $75,000, or 45%, in 2004 over 2003. Light, fuel and water expense rose $63,000, or 37.8%, in 2004 over 2003. Depreciation expense rose $59,000, or 16.5%, due to higher depreciation from branch remodeling projects that were completed in 2003.

Other Operating Expense increased $1,214,000 or 29.8% in 2004 compared to 2003. Overall, the increase in Other Operating Expense resulted from higher volumes of loans and other transactions, start-up of the Williamsport and South Williamsport facilities, the implementation of the core computer system conversion and other activities that have resulted in more expenses incidental to personnel and technology. The largest increases in expenses within this category were as follows:

     o Professional fees, $331,000, $289,000 of which is directly related to the core computer system conversion.

     o    Employee tuition and education, $169,000

     o    Office supplies, $163,000

     o    Expenses related to Bucktail Life Insurance Company, $148,000

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis. The only significant change in the Corporation's consolidated balance sheet as of September 30, 2004 compared to December 31, 2003, other than the items addressed in those discussions, relates to available-for-sale securities which rose to $499,572,000 at September 30, 2004 from $483,032,000 at December 31, 2003. The largest increase in available-for-sale securities has been in Other Securities, which increased to a carrying value of $78,878,000 at September 30, 2004 from $47,648,000 at December 31, 2003. The Corporation purchased approximately $34,000,000 of Trust Preferred and CMO securities in 2004. Also mortgage-backed securities increased to $190,674,000 at September 30, 2004 from $169,208,000 at December 31, 2003.
Obligations of state and political subdivisions (municipal bonds) fell to $138,711,000 at September 30, 2004 from $162,418,000 at December 31, 2003.
Management sold Municipal Bonds with a carrying value of approximately $20,000,000 in September 2004, and reinvested the proceeds in mortgage-backed securities.

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

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

As indicated in Table IX, total impaired loans amounted to $7,560,000 at September 30, 2004. This amount of impaired loans is down from $8,322,000 at June 30, 2004 and $8,722,000 at March 31, 2004, but still much higher than the December 31, 2003 amount of $4,621,000. The decrease in impaired loans in the third quarter 2004 resulted mainly from acquisition of real estate related to a commercial loan, with a charge-off of $153,000 and transfer to foreclosed assets of the estimated net realizable value of the real estate of $400,000, and from principal payments totaling $514,000 from the work-out of another commercial loan. Table IX also shows that total loans past due more than 90 days and still accruing interest decreased to $1,589,000 at September 30, 2004, from $2,135,000 at June 30, 2004 and $5,591,000 at March 31, 2004. These fluctuations resulted mainly from certain large commercial loan relationships, including one commercial loan relationship with total outstanding loan balances of approximately $3.7 million as of September 30, 2004. In the first quarter 2004, loans to this commercial customer hit the 90-day past due category, contributing significantly to the increase in total loans past due 90 days or more reflected in Table IX. During the second quarter 2004, management moved the loans outstanding related to this large relationship, as well as certain other commercial loans, into nonaccrual status. Currently, management estimates that payment of virtually all outstanding principal on this large relationship will be received. Accordingly, the Corporation's allowance calculations reflect no estimated loss as of September 30, 2004. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

The allowance for loan losses was $6,570,000 at September 30, 2004, an increase of $473,000 from the balance at December 31, 2003. As reflected in Table VIII, the increase in the allowance resulted mainly from an increase in the unallocated portion to $2,653,000 at September 30, 2004 from $2,117,000 at December 31, 2003. The September 30, 2004 unallocated allowance was very consistent with the June 30, 2004 unallocated balance of $2,701,000. Management's decision to increase the unallocated allowance in 2004 resulted primarily from the increase in impaired loans earlier in 2004, as discussed above.

The provision for loan losses increased to $1,050,000 in 2004 from $850,000 in 2003. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above. In 2004, the higher provision for loan losses resulted mainly from the increase in the unallocated portion of the allowance.

As you can see in Table VII, net charge-offs totaled $577,000 in the first nine months of 2004, which is relatively comparable to the Corporation's recent historical standards.

Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)

                                     9 MONTHS    9 MONTHS
                                       ENDED      ENDED                      YEARS ENDED DECEMBER 31,
                                     SEPT. 30,   SEPT. 30,    ------------------------------------------------------
                                       2004        2003        2003        2002        2001        2000        1999
                                     --------    --------     ------      ------      ------      ------      ------
Balance, beginning of year            $6,097      $5,789      $5,789      $5,265      $5,291      $5,131      $4,820
                                      ------      ------      ------      ------      ------      ------      ------
Charge-offs:
  Real estate loans                      337         162         168         123         144         272          81
  Installment loans                      156         299         326         116         138          77         138
  Credit cards and related plans         132         137         171         190         200         214         192
  Commercial and other loans              11         303         303         123         231          53         219
                                      ------      ------      ------      ------      ------      ------      ------
Total charge-offs                        636         901         968         552         713         616         630
                                      ------      ------      ------      ------      ------      ------      ------
Recoveries:
  Real estate loans                        3          69          75          30           6          26          81
  Installment loans                       23          46          52          30          27          23          60
  Credit cards and related plans          18          14          17          18          20          28          30
  Commercial and other loans              15          31          32          58          34          23          10
                                      ------      ------      ------      ------      ------      ------      ------
Total recoveries                          59         160         176         136          87         100         181
                                      ------      ------      ------      ------      ------      ------      ------
Net charge-offs                          577         741         792         416         626         516         449
Provision for loan losses              1,050         850       1,100         940         600         676         760
                                      ------      ------      ------      ------      ------      ------      ------
Balance, end of period                $6,570      $5,898      $6,097      $5,789      $5,265      $5,291      $5,131
                                      ======      ======      ======      ======      ======      ======      ======


TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                            AS OF       AS OF                        AS OF DECEMBER 31,
                          SEPT. 30,    JUNE 30,    ------------------------------------------------------
                            2004        2004        2003        2002        2001        2000        1999
                          ---------    -------     ------      ------      ------      ------      ------
Commercial                 $1,838      $1,700      $1,578      $1,315      $1,837      $1,612      $2,081
Consumer mortgage             481         472         456         460         674         952         834
Impaired loans              1,198       1,340       1,542       1,877          73         273         609
Consumer                      400         396         404         378         494         471         437
All other commitments          --          --          --          --          --          --         150
Unallocated                 2,653       2,701       2,117       1,759       2,187       1,983       1,020
                           ------      ------      ------      ------      ------      ------      ------
Total Allowance            $6,570      $6,609      $6,097      $5,789      $5,265      $5,291      $5,131
                           ======      ======      ======      ======      ======      ======      ======


TABLE IX - PAST DUE AND IMPAIRED LOANS
(IN THOUSANDS)

                                                  SEPT. 30,   JUNE 30,    MARCH 31,   DEC. 31,
                                                    2004        2004        2004        2003
                                                  --------    --------    ---------   --------
Impaired loans without a valuation allowance       $3,685      $4,056      $3,861      $  114
Impaired loans with a valuation allowance           3,875       4,266       4,861       4,507
                                                   ------      ------      ------      ------
Total impaired loans                               $7,560      $8,322      $8,722      $4,621
                                                   ======      ======      ======      ======
Valuation allowance related to impaired loans      $1,198      $1,340      $1,667      $1,542
Total nonaccrual loans                             $7,655      $8,365      $1,359      $1,145
Total loans past due 90 days or more and
  still accruing                                   $1,589      $2,135      $5,591      $2,546

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)


                                           AS OF                                  AS OF DECEMBER 31,
                                          SEPT. 30,     -------------------------------------------------------------------------
                                            2004           2003            2002            2001            2000           1999
                                          ---------     ----------       ---------      -----------      ---------      ---------
Real estate - construction                $  4,085       $  2,856        $    103        $  1,814        $    452        $    649
Real estate - mortgage                     470,578        431,047         370,453         306,264         263,325         247,604
Consumer                                    32,884         33,977          31,532          29,284          28,141          29,140
Agricultural                                 2,886          2,948           3,024           2,344           1,983           1,899
Commercial                                  36,654         34,967          30,874          24,696          20,776          18,050
Other                                        1,893          1,183           2,001           1,195             948           1,025
Political subdivisions                      22,407         17,854          13,062          13,479          12,462          12,332
Lease receivables                               50             65              96             152             218             222
                                          --------       --------        --------        --------        --------        --------
Total                                      571,437        524,897         451,145         379,228         328,305         310,921

Less: unearned discount                          -              -               -               -               -             (29)
                                          --------       --------        --------        --------        --------        --------
                                           571,437        524,897         451,145         379,228         328,305         310,892
Less: allowance for loan
  losses                                    (6,570)        (6,097)         (5,789)         (5,265)         (5,291)         (5,131)
                                          --------       --------        --------        --------        --------        --------
Loans, net                                $564,867       $518,800        $445,356        $373,963        $323,014        $305,761
                                          ========       ========        ========        ========        ========        ========


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Amounts recorded for IPCDs are as follows (in thousands):

                                                                     SEPT. 30,           DEC. 31,
                                                                       2004               2003
                                                                     ---------          ---------
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                              $ 4,035            $ 3,593

Carrying value of IPCDs                                                3,657              3,160


Carrying value of embedded derivative liabilities                        305                298


Carrying value of Swap contract liabilities                               62                130


                                                                   9 MONTHS           9 MONTHS
                                                                     ENDED              ENDED
                                                                   SEPT. 30,          SEPT. 30,
                                                                     2004               2003
                                                                   ---------          ---------
Interest expense                                                    $  105             $   89

Other expense                                                            5                  8



LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At September 30, 2004, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $136,887,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

Historically, one of the tools used to monitor a bank's longer-term liquidity situation has been the loan-to-deposit ratio. As of September 30, 2004, this ratio was 84%, which is a moderate level by banking industry standards, but higher than the Corporation's historical position in recent decades. The higher than historical level of loans-to-deposits reflects the Corporation's very strong loan growth over the past few years. The loan-to-deposit ratio was 79% at December 31, 2003, 70% at December 31, 2002 and 65% at December 31, 2001. Management believes the current, higher loan-to-deposit ratio is an indicator that some of the Corporation's historical liquidity "cushion" has been reduced; however, the current position continues to provide sufficient funds for maintenance of a substantial investment securities portfolio. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At September 30, 2004, the carrying value of non-pledged securities was $308,481,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and moderate loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at September 30, 2004:

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Total capital to risk-weighted assets                     18.92%
Tier 1 capital to risk-weighted assets                    17.28%
Tier 1 capital to average total assets                    10.72%


Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures (as discussed in the "Earnings Overview" section of Management's Discussion and Analysis) during the next 12 months are not expected to have a significantly detrimental effect on capital ratios or results of operations.

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

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. In September 2004, the Bank's policy was expanded to provide policy limits at +/- 100, 200 and 300 basis points from current rates (the prior policy included limits based on +/- 200 basis points change from current rates). The new policy limits for fluctuations in net interest income are tiered from the baseline one-year scenario. The new policy limits for market value variances are also tiered from the baseline values based on current rates. The most sensitive scenario presented in Table XI below is the "+300 basis points" scenario. As Table XI shows, as of September 30, 2004, the Bank's net interest income calculations are well within the policy threshold. However, if interest rates were to immediately increase 300 basis points, the Bank's calculations based on the model show that the market value of portfolio equity would decrease 47.3%, which slightly exceeds the policy threshold. Management continually evaluates whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value in a rising interest rate environment.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q


The December 31, 2003 data included in Table XI has been presented in comparison to the new risk limits.

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

SEPTEMBER 30, 2004 DATA
(IN THOUSANDS)


                                                            PERIOD ENDING SEPTEMBER 30, 2005
                                      -----------------------------------------------------------------------------
                                       INTEREST        INTEREST       NET INTEREST        NII              NII
BASIS POINT CHANGE IN RATES             INCOME          EXPENSE       INCOME (NII)      % CHANGE       RISK LIMIT
---------------------------           ----------      ----------     --------------    ----------     ------------
         +300                           62,954          33,489           29,465          -15.7%           20.0%

         +200                           61,210          29,659           31,551           -9.7%           15.0%

         +100                           59,416          25,830           33,586           -3.9%           10.0%

           0                            57,477          22,544           34,933            0.0%            0.0%

         -100                           54,580          19,592           34,988            0.2%           10.0%

         -200                           51,973          17,230           34,743           -0.5%           15.0%

         -300                           49,505          16,499           33,006           -5.5%           20.0%


                                                  MARKET VALUE OF PORTFOLIO EQUITY
                                                      AT SEPTEMBER 30, 2004
                                           ---------------------------------------------
                                            PRESENT          PRESENT          PRESENT
                                             VALUE            VALUE            VALUE
BASIS POINT CHANGE IN RATES                 EQUITY          % CHANGE         RISK LIMIT
---------------------------                --------        ----------       ------------
       +300                                  74,160          -47.3%            45.0%
       +200                                  96,252          -31.5%            35.0%
       +100                                 119,233          -15.2%            25.0%
         0                                  140,609            0.0%             0.0%
       -100                                 151,990            8.1%            25.0%
       -200                                 160,305           14.0%            35.0%
       -300                                 171,393           21.9%            45.0%

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

DECEMBER 31, 2003 DATA
(IN THOUSANDS)


                                                            PERIOD ENDING DECEMBER 31, 2004
                                      -----------------------------------------------------------------------------
                                       INTEREST        INTEREST       NET INTEREST        NII              NII
BASIS POINT CHANGE IN RATES             INCOME          EXPENSE       INCOME (NII)      % CHANGE       RISK LIMIT
---------------------------           ----------      ----------     --------------    ----------     ------------
        +300                            60,287          29,227          31,060           -7.1%            20.0%

        +200                            58,319          26,047          32,272           -3.5%            15.0%

        +100                            56,293          23,003          33,290           -0.5%            10.0%

          0                             54,126          20,676          33,450            0.0%             0.0%

        -100                            50,844          18,349          32,495           -2.9%            10.0%

        -200                            48,386          16,343          32,043           -4.2%            15.0%

        -300                            46,232          15,645          30,587           -8.6%            20.0%


                                                  MARKET VALUE OF PORTFOLIO EQUITY
                                                      AT DECEMBER 31, 2003
                                           ---------------------------------------------
                                            PRESENT          PRESENT          PRESENT
                                             VALUE            VALUE            VALUE
BASIS POINT CHANGE IN RATES                 EQUITY          % CHANGE         RISK LIMIT
---------------------------                --------        ----------       ------------
        +300                                59,637           -51.7%            45.0%

        +200                                79,649           -35.5%            35.0%
        +100                               101,318           -18.0%            25.0%
          0                                123,499             0.0%             0.0%
        -100                               138,591            12.2%            25.0%
        -200                               152,462            23.5%            35.0%
        -300                               171,534            38.9%            45.0%


EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $10,805,000 at September 30, 2004 and $11,347,000 at December 31, 2003.

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


Equity securities held as of September 30, 2004 and December 31, 2003 are presented in Table XII.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


TABLE XII - EQUITY SECURITIES
(IN THOUSANDS)

                                                                        HYPOTHETICAL    HYPOTHETICAL
                                                                            10%              20%
                                                                         DECLINE IN      DECLINE IN
                                                            FAIR           MARKET          MARKET
AT SEPTEMBER 30, 2004                           COST       VALUE           VALUE            VALUE
---------------------                         --------    --------      ------------    ------------
Banks and bank holding companies              $ 17,229    $ 28,294      $  (2,829)      $   (5,659)
Other equity securities                         13,571      12,909         (1,291)          (2,582)
                                              --------    --------      ---------       ----------
     Total                                    $ 30,800    $ 41,203      $  (4,120)      $   (8,241)
                                              ========    ========      =========       ==========

                                                                        HYPOTHETICAL    HYPOTHETICAL
                                                                            10%              20%
                                                                         DECLINE IN      DECLINE IN
                                                            FAIR           MARKET          MARKET
AT DECEMBER 31, 2003                            COST       VALUE           VALUE            VALUE
---------------------                         --------    --------      ------------    ------------
Banks and bank holding companies              $ 16,375    $ 29,288      $  (2,929)      $   (5,858)
Other equity securities                         13,576      13,400         (1,340)          (2,680)
                                              --------    --------      ---------       ----------
     Total                                    $ 29,951    $ 42,688      $  (4,269)      $   (8,538)
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

Item   2.  Unregistered Sales of Equity Securities and Use of Proceeds

           None

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q


Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6.   Exhibits

                                                                                                                   Page
                                                                                                                   ----
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

                         CITIZENS & NORTHERN CORPORATION

November 4, 2004             By: /s/ Craig G. Litchfield
----------------                 -----------------------
Date                             Chairman, President and Chief Executive Officer



November 4, 2004             By: /s/ Mark A. Hughes
----------------                 -----------------------
Date                             Treasurer and Chief Financial Officer