Form 10-K
period 2004-12-31
CITIZENS & NORTHERN CORP
filed 2005-03-14
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004      Commission file number: 0-16084

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

                          COMMON STOCK Par Value $1.00
                          ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2004 was $204,103,368.

The number of shares of common stock outstanding at March 9, 2005 was 8,190,990.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the registrant's proxy statement for the annual meeting of its shareholders to be held April 19, 2005 are incorporated by reference into Parts III and IV of this report.

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

Although there have been no completed mergers or acquisitions within the last 5 years, the Bank has engaged in several ventures designed to improve customer service and generate financial growth. These ventures included the following major initiatives:

- expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

-     constructed and opened a branch in Muncy, PA in 2000;

- purchased and remodeled a former bank operations center in Williamsport, PA, and began offering trust and financial management, commercial lending, branch banking and other services, in 2004;

- opened a branch office at a leased facility in South Williamsport, PA in 2004; and

-     replaced the core banking computer system in 2004.

In November 2004, the Corporation, along with Canisteo Valley Corporation ("Canisteo"), announced the signing of a definitive agreement and plan of merger. Canisteo is the parent company of First State Bank; a New York State chartered commercial bank with two offices in Steuben County, NY, and assets of $42.5 million as of September 30, 2004.

Under the agreement, the Corporation will acquire Canisteo in an all-cash merger transaction. The transaction, which has been approved by the Boards of Directors of both companies, is expected to be completed during the third quarter 2005, pending Canisteo stockholder approval, regulatory approval, and other customary conditions of closing.

At December 31, 2004, the Bank had total assets of $1,093,273,000, total deposits of $677,537,000 and net loans outstanding of $572,826,000. At December 31, 2004, the Bank had a total of 324 full-time equivalent employees.

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

ITEM 2. PROPERTIES

The Bank owns each of its properties, except for the facilities located at 68 Main Street, Wellsboro, and 2 East Mountain Avenue, South Williamsport, which are leased. All of the properties are in good condition. None of the owned properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative office:
  90-92 Main Street
  Wellsboro, PA 16901

Branch offices:
  428 S. Main Street         1085 S. Main Street         428 Main Street
  Athens, PA 18810           Mansfield, PA 16933         Towanda, PA 18848

  111 Main Street            Route 220                   Courthouse Square
  Dushore, PA 18614          Monroeton, PA 18832         Troy, PA 16947

  Main Street                3461 Route 405 Highway      90-92 Main Street
  East Smithfield, PA 18817  Muncy, PA 17756             Wellsboro, PA 16901

  104 Main Street            Thompson Street             130 Court Street
  Elkland, PA 16920          Ralston, PA 17763           Williamsport, PA 17701

  102 E. Main Street         503 N. Elmira Street        Route 6
  Knoxville, PA 16928        Sayre, PA 18840             Wysox, PA 18854

  Main Street                2 East Mountain Avenue
  Laporte, PA 18626          South Williamsport, PA 17702

  Main Street                41 Main Street
  Liberty, PA 16930          Tioga, PA 16946

Other offices:

Bankcard Services       C&N Financial Services Corp.  Internal Audit
RR 7 Box 503            68 Main Street                Water Street
Wellsboro, PA 16901     Wellsboro, PA 16901           Wellsboro, PA 16901

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

QUARTERLY SHARE DATA

Trades of the Corporation's stock are executed through various brokers who maintain a market in the Corporation's stock. Effective January 13, 2005, the Corporation's stock began to be listed on the NASDAQ SmallCap Market with the trading symbol CZNC. Previously, the Corporation's stock was available through the Over-The-Counter Bulletin Board. As of March 1, 2005, there were 2,444 shareholders of record of the Corporation's common stock.

The following table sets forth the approximate high and low sales prices of the common stock during 2004 and 2003.

                                    2004                                     2003

                                               Dividend                                Dividend
                                               Declared                                Declared
                                                per                                       Per
                      High          Low        Quarter             High       Low       Quarter
                    -------       -------     ---------           -------   -------    ---------
First quarter       $ 27.00       $ 25.00     $   0.22            $ 21.63   $ 20.37    $    0.21
Second quarter        25.50         24.45         0.22              26.95     21.00         0.21
Third quarter         25.90         24.20         0.22              26.95     25.80         0.21
Fourth quarter        27.00         24.80         0.23              27.00     25.80         0.22
                                                plus 1%                                   plus 1%
                                                stock dividend                            stock dividend

While the Corporation expects to continue its policy of regular quarterly dividend payments, future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and the Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

Known "market makers" who handle Citizens & Northern Corporation stock transactions are:

Boenning & Scattergood, Inc.     Monroe Securities, Inc.          RBC Capital Markets Corp.
4 Tower Bridge, Suite 300        343 West Erie                    60 South 6th St.
200 Barr Harbor Drive            Suite 410                        P.O. Box 1160
West Conshohocken, PA 19428      Chicago, IL 60610                Minneapolis, MN 55402

Ferris, Baker, Watts, Inc.       Knight Equity Markets, LP        Ryan Beck & Co.
100 Light Street - Eighth Floor  Newport Tower                    18 Columbia Turnpike
Baltimore, MD 21201              525 Washington Blvd              Florham Park, NJ 07932
                                 Jersey City, NJ 07310

Hill Thompson Magid, L.P.        Pershing Trading Company, LP     Sandler, O'Neill & Partners, LP
15 Exchange Place                1 Pershing Plaza                 919 Third Avenue
Suite 800                        Jersey City, NJ 07399            Sixth Floor
Jersey City, NJ 07302                                             New York, NY 10022

Janney Montgomery Scott, LLC     Schwab Capital Markets, LP
1801 Market Street               111 Pavonia Avenue
Philadelphia, PA 19103           East Jersey City, NJ 07310

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation's shareholders. The figures shown in the table below are as of December 31, 2004.

                                                                                    NUMBER OF
                                       NUMBER OF             WEIGHTED-              SECURITIES
                                    SECURITIES TO BE          AVERAGE               REMAINING
                                      ISSUED UPON             EXERCISE              FOR FUTURE
                                      EXERCISE OF             PRICE OF            ISSUANCE UNDER
                                      OUTSTANDING           OUTSTANDING           EQUITY COMPEN-
                                        OPTIONS               OPTIONS              SATION PLANS
                                    ----------------        -----------           --------------
EQUITY COMPENSATION PLANS
  APPROVED BY SHAREHOLDERS             212,463              $    20.03                195,823

EQUITY COMPENSATION PLANS
  NOT APPROVED BY SHAREHOLDERS               0                    N/A                       0

Effective January 3, 2005, the Corporation granted options to purchase a total of 37,176 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $27.00 per share, which was the market price at the date of grant. Also, effective January 3, 2005, the Corporation awarded a total of 4,128 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. The stock options and restricted stock awards that were awarded in January 2005 are not included in the tables above. More details related to the Corporation's equity compensation plans are provided in Notes 1 and 12 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

INCOME STATEMENT (IN THOUSANDS)                         2004            2003            2002           2001            2000
Interest income                                    $     57,922    $     55,223     $    57,285    $    54,661     $    51,643
Interest expense                                         22,606          23,537          26,315         28,356          30,145
                                                   ------------    ------------     -----------    -----------     -----------
Interest margin                                          35,316          31,686          30,970         26,305          21,498
Provision for loan losses                                 1,400           1,100             940            600             676
                                                   ------------    ------------     -----------    -----------     -----------
Interest margin after provision for loan losses          33,916          30,586          30,030         25,705          20,822
Other income                                              6,922           6,595           6,624          6,120           5,002
Securities gains                                          2,877           4,799           2,888          1,920           1,377
Other expenses                                           26,001          22,114          20,849         18,671          16,906
                                                   ------------    ------------     -----------    -----------     -----------
Income before income tax provision                       17,714          19,866          18,693         15,074          10,295
Income tax provision                                      2,851           3,609           3,734          3,022           1,819
                                                   ------------    ------------     -----------    -----------     -----------
Net income                                         $     14,863    $     16,257     $    14,959    $    12,052     $     8,476
                                                   ============    ============     ===========    ===========     ===========

BALANCE SHEET AT YEAR END (IN THOUSANDS)
Total securities  (1)                              $    479,626    $    484,825     $   513,597    $   437,398     $   343,596
Gross loans, excluding unearned discount                579,613         524,897         451,145        379,228         328,305
Total assets                                          1,123,002       1,066,901       1,018,768        866,999         719,335
Total deposits                                          676,545         658,065         640,304        576,274         528,967
Stockholders' equity, excluding accumulated
  other comprehensive income (4)                        121,050         113,306         103,691         94,903          88,887
Total stockholders' equity                              131,585         125,343         115,837        100,187          88,969

AVERAGE BALANCE SHEET (IN THOUSANDS)
Total securities, at amortized cost (1)                 485,182         474,406         470,764        412,654         371,360
Gross loans, excluding unearned discount                551,352         485,150         410,670        346,353         318,382
Earning assets                                        1,036,534         959,556         881,434        759,007         689,743
Total assets                                          1,114,040       1,034,720         943,001        805,229         704,221
Total assets, excluding unrealized gains/
  losses (4)                                          1,097,858       1,014,424         930,539        798,590         717,052
Total deposits                                          669,307         651,026         613,392        544,579         503,848
Stockholders' equity, excluding accumulated
  other comprehensive income (4)                        117,695         108,876          99,361         91,703          87,258
Stockholders' equity                                    128,374         122,271         107,595         96,021          78,792

COMMON STOCK AND PER SHARE DATA
Net income per share - basic                       $       1.82    $       1.99     $      1.83    $      1.47     $      1.03
Net income per share - diluted                             1.81            1.98            1.83           1.47            1.03
Cash dividends declared per share                          0.89            0.85            0.77           0.71            0.65
Stock dividend                                                1%              1%              1%             1%              1%
Stockholders' equity per share (2)                        16.08           15.33           14.18          12.26           10.84
Stockholders' equity per share, excluding
  accumulated other comprehensive
  income (loss) (2), (4)                                  14.79           13.86           12.69          11.61           10.83
Weighted average shares outstanding - basic           8,185,466       8,170,651       8,170,159      8,184,716       8,206,549
Weighted average shares outstanding - diluted         8,233,992       8,219,366       8,192,047      8,206,604       8,208,297
Number of shares outstanding at year-end              8,102,646       8,014,625       5,285,606      5,234,800       5,207,244
Number of shares authorized                          20,000,000      10,000,000      10,000,000     10,000,000      10,000,000

FINANCIAL RATIOS                                           2004            2003            2002           2001            2000
Return on stockholders' equity, excluding
  accumulated other comprehensive income (3), (4)         12.63%          14.93%          15.06%         13.14%           9.71%
Return on stockholders' equity (3)                        11.58%          13.30%          13.90%         12.55%          10.76%
Return on assets (3)                                       1.33%           1.57%           1.59%          1.50%           1.20%
Stockholders' equity to assets, excluding
  accumulated other comprehensive income (3), (4)         10.72%          10.73%          10.68%         11.48%          12.17%
Stockholders' equity to assets (3)                        11.52%          11.82%          11.41%         11.92%          11.19%
Stockholders' equity to loans (3)                         23.28%          25.20%          26.20%         27.72%          24.75%
Net income to:
      Total interest income                               25.66%          29.44%          26.11%         22.05%          16.41%
      Interest margin                                     42.09%          51.31%          48.30%         45.82%          39.43%
Dividends as a % of net income                            48.54%          41.96%          41.17%         46.08%          60.19%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this Annual Report on Form 10-K are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", "likely", "expect", "plan", "anticipate", "target", "forecast", and "goal". These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management's control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

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

EARNINGS OVERVIEW

Net income in 2004 was $14,863,000, or $1.82 per share - - basic and $1.81 per share - - diluted. Net income for 2004 was $1,394,000, or 8.6%, lower than the $16,257,000 ($1.99 per share - - basic and $1.98 per share - - diluted) recorded in 2003. In comparing earnings for 2004 with 2003's results, it is important to note the lower level of realized securities gains generated in 2004, as described below. Assuming an income tax rate of 34%, the lower securities gains in 2004 reduced net income for 2004 by $1,269,000 from 2003. Excluding the effects of lower securities gains, net income for 2004 was approximately 1% lower than the amount recorded in 2003. In 2002, net income totaled $14,959,000 ($1.83 per share - basic and diluted).

The most significant income statement changes are as follows:

2004 VS. 2003

      - The interest margin increased $3,630,000, or 11.5% in 2004 from $31,686,000 in 2003. Higher interest income, primarily from growth in loans, combined with lower interest expense, combined to drive the increase in the interest margin. The "Net Interest Margin" section of Management's Discussion and Analysis provides a more detailed discussion of factors that affected interest income and interest expense.

      - Realized securities gains, net of realized losses, decreased $1,922,000 to $2,877,000 in 2004 from $4,799,000 in 2003. In both
            2004 and 2003. the Corporation sold selected bank stocks that management believed to be fully valued, generating substantial realized gains. Net gains from sales of equity securities, which consisted primarily of bank stocks, amounted to $2,011,000 in 2004 and $3,384,000 in 2003. Net gains from sales and calls of debt securities amounted to $866,000 in 2004, and $1,415,000 in 2003.

      - Other (noninterest) operating expenses increased $1,363,000, or 25.9%, in 2004 over 2003. Overall, this increase is the result of higher volumes of loans and other transactions, start-up of the Williamsport and South Williamsport facilities, the implementation of the core computer system conversion and other activities have resulted in more expense incidental to additional personnel and technology. A further explanation of these costs is provided in the "Noninterest Expense" section of Management's Discussion and Analysis.

      - Pre-tax income was lower in 2004 than in 2003 and the income tax provision decreased to $2,851,000 in 2004 from $3,609,000 in 2003.
            The income tax provision, as a percentage of pre-tax income, was 16.09% in 2004, down from 18.17% in 2003. Note 13 to the
            Consolidated Financial Statements presents more detail concerning the Corporation's accounting for income taxes.

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

OUTLOOK FOR 2005

The Corporation is in a growth mode. In addition to the pending acquisition of Canisteo Valley Corporation (see Note 21 to the consolidated financial statements), management has several projects planned for 2005. The growth in administrative, trust and commercial lending staff has resulted in the need for more room. In order to meet that need, a new administrative building will be erected within 2 blocks of the Wellsboro main office. The facility will provide about 17,000 square feet of room. In Lycoming County, the Corporation has signed agreements for the acquisition of 2 sites for future full-service offices. Management hopes to begin construction in Jersey Shore by the second quarter 2005. Construction of the second building will most likely begin by the end of 2005. Total capital purchases for 2005 are estimated to range from $6 million to $8.5 million.

Management expects the expansion and investments in new markets to provide future, continuing opportunities for earnings growth. It may be difficult in 2005, however, to achieve a level of earnings comparable to 2004's results. Management expects the Lycoming County expansion to help achieve significant loan growth in 2005, which would provide a boost to earnings. Over the last 6 months of 2004 and first 2 months of 2005, however, the Federal Reserve has raised the Fed Funds Target rate 6 times, from 1% to its current level of 2.5%. Further increases are expected, as various economic pundits speculate the Fed's "equilibrium" rate to range anywhere from 3% to 5%. Meanwhile, long-term rates have not changed much over the last year, and many economists believe they will not move much during 2005. Rising short-term rates, combined with flat long-term rates, would be expected to have a negative effect on the Corporation's net interest margin in 2005. Further, noninterest expense in 2005 will include payroll and other start-up costs related to the new branches, as well as costs from the planned administrative facility and a full year of depreciation and maintenance from the core computer system that was placed in service in October 2004.

Another major variable that affects the Corporation's earnings is securities gains and losses. Management's decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized in 2005.

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

Another material estimate is the calculation of fair values of the Corporation's debt securities. The Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing these fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Accordingly, when selling debt securities, management typically obtains price quotes from more than one source. As described in Note 1 to the consolidated financial statements, the large majority of the Corporation's securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (included in stockholders' equity).

NET INTEREST MARGIN
2004/2003/2002

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation's net interest margin in 2004, 2003 and 2002. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a taxable-equivalent basis, was $39,218,000 in 2004, an increase of $3,736,000 or 10.5%, over 2003. As reflected in Table III, increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $2,830,000 in 2004 compared to 2003. Table III also shows that interest rate changes had the effect of increasing net interest income $906,000 in 2004 compared to 2003. As shown in Table II, the Interest Rate Spread was 3.43% in 2004, up from 3.31% in 2003.

In 2003, the net interest margin of $35,482,000 was $1,519,000, or 4.5%, higher than the net interest margin in 2002. In 2003, the increase in net interest margin resulted mainly from increases in volume of earning assets, and from declining interest rates on the Corporation's deposits and borrowed funds. Table III shows that changes in volume of earning assets and interest-bearing liabilities resulted in an increase in net interest income of $4,129,000 in 2003, while changes in rates reduced net interest income $2,610,000.

INTEREST INCOME AND EARNING ASSETS

The Corporation's major categories of earning assets are loans and available-for-sale investment securities. As shown in Table I, total interest income increased to $61,824,000 in 2004 from $59,019,000 in 2003, an increase of 4.8%. Interest and fees on loans increased $2,274,000, or 6.8%. Interest and dividends from available-for-sale securities rose $532,000, or 2.1%. In 2004, the positive effect on earnings of higher average balances of loans and available-for-sale securities outstanding more than offset the dampening effect of lower average rates of return.

Total interest income decreased $1,259,000, or 2.1%, in 2003 as compared to 2002. Interest and fees on loans increased $1,880,000, or 6.0% while interest and dividends from available-for-sale securities decreased $3,073,000, or 10.7%. In 2003, interest rates continued a fall to 40-year low levels. In 2003, the Corporation's lending growth produced an increase in interest income, despite significantly declining rates. Over the course of 2003, as falling rates caused principal repayments on mortgage-backed securities and calls of U.S. Government agency securities to accelerate, the Corporation was forced to reinvest at lower yields on available-for-sale securities or use the proceeds to help fund loan growth.

Table II shows the composition of the available-for-sale securities portfolio, based on average balances. In 2004, the average balance of municipal bonds was $151,049,000, or 31% of the total portfolio. Municipals bonds were also 31% of the total portfolio in 2003 and 24% in 2002. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. The Corporation determines the levels of its municipal bond holdings based on income tax planning and other considerations.

The Corporation's other major categories of available-for-sale securities are mortgage-backed securities, U.S. Government agency bonds, equity securities and other securities. Most of the Corporation's mortgage-backed securities are "Hybrid ARMs," issued by U.S. Government agencies. Hybrid ARMs have a fixed rate for some period of time (fixed rates on the Corporation's holdings range from 3-10 years), then reprice once a year thereafter, based on changes in a market rate (index), subject to annual and lifetime caps. Looking ahead to the possibility of a rising long-term interest rate environment, Hybrid ARMs would typically provide a shorter average life, and faster principal repayments, than longer-term, fixed rate mortgage-backed securities. Equity securities consist mainly of bank stocks, and are discussed in more detail in the "Equity Securities" section of Item 7A. Other securities include corporate obligations, mainly "Trust Preferred Securities" issued by financial institutions, and whole loan collateralized mortgage obligations. Trust Preferred Securities are long-term obligations (usually 20-40 year maturities, often callable at the issuer's option after 5-10 years) that bear interest at fixed or variable rates.

Average loans outstanding increased $66,202,000, or 13.6%, in 2004, and $74,480,000, or 18.1%, in 2003. Much of the growth in the loan portfolio in 2004 and 2003 has been in real estate secured loans, including commercial as well as residential real estate loans. Historically low market interest rates, which spurred significant levels of refinancing throughout 2001-2003, have resulted in many individuals' and businesses' willingness to take on more debt. Also, the Corporation's loan growth is attributable to the opening of the Muncy office in 2000 and the Williamsport and South Williamsport offices in 2004, along with the hiring of several additional lending personnel. Excluding credit card loans, the mix between residential mortgage and other consumer loans outstanding, and commercial loans outstanding, was 58% mortgage and consumer, 42% commercial, as of December 31, 2004.

The average return on the total loan portfolio for 2004 was 6.47%, down from 6.88% in 2003 and 7.67% in 2002. The lower returns in 2004 and 2003 resulted mainly from significant levels of mortgage refinancings, and by lower average returns on commercial loans with variable or adjustable rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell to $22,606,000 in 2004 from $23,537,000 in 2003 and $26,315,000 in 2002. As reflected in Table III, lower average rates had the effect of lowering interest expense $3,161,000 in 2004 and $5,069,000 in 2003. The impact of lower rates more than offset the effects on interest expense of higher average balances of interest-bearing liabilities. As shown in Table II, the average balance of total interest-bearing liabilities increased 7.8%, to $894,975,000 in 2004, and 9.1%, to $829,889,000 in 2003.

As reflected in Table III, interest expense from certificates of deposit (CDs) decreased $824,000 in 2004 and $1,793,000 in 2003. Much of the lower interest expense from CDs in 2004 and 2003 was rate-related. However, the average balance also fell in both years, to $180,332,000 in 2004 from $190,019,000 in 2003 and
$195,099,000 in 2002. The lower average balance of CDs in 2004 and 2003 was impacted by a reduction in average balances maintained by a few governmental and not-for-profit customers. The average rate incurred on CDs was 2.85% in 2004, 3.14% in 2003 and 3.97% in 2002.

Table III shows that interest expense from money market accounts decreased $198,000 in 2004, and $1,258,000 in 2003. Money market accounts are repriced weekly, and thus are highly rate sensitive. As shown in Table II, the average cost of money market funds was 1.31% in 2004, 1.43% in 2003 and 2.31% in 2002. Table II shows that the average balance of money market deposits increased 1.2%, to $192,450,000 in 2004, and 10.7%, to $190,161,000, in 2003.

Interest expense from Individual Retirement Accounts (IRAs) decreased $806,000 in 2004 and increased $654,000 in 2003. As shown in Table II, the average balance of IRAs increased 9.8%, to $116,622,000 in 2004, and 16.9%, to $106,216,000 in 2003. Throughout 2004 and 2003, the Corporation offered one of the highest IRA rates in its marketplace, which was instrumental in this growth. For several years, the Corporation's IRA product was adjustable rate, repriced quarterly based on an index, with a floor of 5%. Effective September 1, 2002, the Corporation made changes to its IRA products, including: (1) for new IRAs, reduced the floor to 3%, and removed the tie to an external index, on the quarterly repricing IRA product, and (2) began to offer the Index Powered CD as an additional IRA product. (Index Powered CDs are described in detail in Note 10 to the consolidated financial statements.) Many of the 5% IRAs repriced in April 2004, resulting in the reduction in average rate incurred on IRAs to 3.75% in 2004, from 4.88% in 2003 and 4.98% in 2002.

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

Interest expense on average other borrowed funds increased $1,076,000 in 2004, after decreasing $171,000 in 2003. Average other borrowed funds balances increased to $300,585,000 in 2004 from $242,358,000 in 2003 and $211,092,000 in
2002. In 2004, new borrowings were required to help fund growth in loans and to sustain management's desired level of available-for-sale securities. Average interest rates on other borrowed funds fell to 3.31% in 2004, from 3.67% in 2003 and 4.29% in 2002.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                                           YEARS ENDED DECEMBER 31,          INCREASE(DECREASE)
(IN THOUSANDS)                                                          2004         2003         2002       04/03       03/02
INTEREST INCOME
Available-for-sale securities:
     U.S. Treasury securities                                        $        -    $      -     $     75    $     -     $    (75)
     Securities of other U.S. Government agencies and corporations        2,521       3,174        4,728       (653)      (1,554)
     Mortgage-backed securities                                           7,654       7,427       11,097        227       (3,670)
     Obligations of states and political subdivisions                    10,708      10,768        8,641        (60)       2,127
     Equity securities                                                    1,443       1,168        1,148        275           20
     Other securities                                                     3,797       3,054        2,975        743           79
                                                                     ----------    --------     --------    -------     --------
          Total available-for-sale securities                            26,123      25,591       28,664        532       (3,073)
                                                                     ----------    --------     --------    -------     --------
Held-to-maturity securities:
     U.S. Treasury securities                                                17          17           27          -          (10)
     Securities of other U.S. Government agencies and corporations            8          11           20         (3)          (9)
     Mortgage-backed securities                                               2           3            9         (1)          (6)
                                                                     ----------    --------     --------    -------     --------
          Total held-to-maturity securities                                  27          31           56         (4)         (25)
                                                                     ----------    --------     --------    -------     --------
Interest-bearing due from banks                                              11          10           17          1           (7)
Federal funds sold                                                           10           8           42          2          (34)
Loans:
     Real estate loans                                                   28,603      27,116       25,454      1,487        1,662
     Consumer                                                             2,659       2,834        2,974       (175)        (140)
     Agricultural                                                           146         199          199        (53)           -
     Commercial/industrial                                                2,810       2,025        1,934        785           91
     Other                                                                   30          56           69        (26)         (13)
     Political subdivisions                                               1,402       1,144          858        258          286
     Leases                                                                   3           5           11         (2)          (6)
                                                                     ----------    --------     --------    -------     --------
          Total loans                                                    35,653      33,379       31,499      2,274        1,880
                                                                     ----------    --------     --------    -------     --------
Total Interest Income                                                    61,824      59,019       60,278      2,805       (1,259)
                                                                     ----------    --------     --------    -------     --------

INTEREST-BEARING LIABILITIES
Interest checking                                                           232         266          425        (34)        (159)
Money market                                                              2,514       2,712        3,970       (198)      (1,258)
Savings                                                                     283         425          504       (142)         (79)
Certificates of deposit                                                   5,135       5,959        7,752       (824)      (1,793)
Individual Retirement Accounts                                            4,376       5,182        4,528       (806)         654
Other time deposits                                                           5          17           36        (12)         (19)
Overnight borrowings                                                        100          91           44          9           47
Other borrowed funds                                                      9,961       8,885        9,056      1,076         (171)
                                                                     ----------    --------     --------    -------     --------
Total Interest Expense                                                   22,606      23,537       26,315       (931)      (2,778)
                                                                     ----------    --------     --------    -------     --------
Net Interest Income                                                  $   39,218    $ 35,482     $ 33,963    $ 3,736     $  1,519
                                                                     ==========    ========     ========    =======     ========

(1) Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Fees on loans are included with interest on loans and amounted to $987,000 in 2004, $1,323,000 in 2003 and $1,268,000 in 2002.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                                                RATE OF              RATE OF            RATE OF
                                                                                RETURN/              RETURN/            RETURN/
                                                                     2004       COST OF    2003      COST OF   2002     COST OF
                                                                    AVERAGE      FUNDS    AVERAGE     FUNDS   AVERAGE    FUNDS
(DOLLARS IN THOUSANDS)                                              BALANCE        %      BALANCE       %     BALANCE      %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     U.S. Treasury securities                                      $        -     0.00   $        -   0.00   $   1,241    6.04
     Securities of other U.S. Government agencies and corporations     55,443     4.55       67,218   4.72      75,646    6.25
     Mortgage-backed securities                                       181,012     4.23      176,800   4.20     209,539    5.30
     Obligations of states and political subdivisions                 151,049     7.09      146,371   7.36     113,540    7.61
     Equity securities                                                 29,346     4.92       28,084   4.16      21,858    5.25
     Other securities                                                  65,646     5.78       52,980   5.76      43,826    6.79
                                                                   ----------     ----   ----------   ----   ---------   -----
          Total available-for-sale securities                         482,496     5.41      471,453   5.43     465,650    6.16
                                                                   ----------     ----   ----------   ----   ---------   -----
Held-to-maturity securities:
     U.S. Treasury securities                                             318     5.35          320   5.31         511    5.28
     Securities of other U.S. Government agencies and corporations        113     7.08          220   5.00         331    6.04
     Mortgage-backed securities                                            29     6.90           64   4.69         131    6.87
                                                                   ----------     ----   ----------   ----   ---------   -----
          Total held-to-maturity securities                               460     5.87          604   5.13         973    5.76
                                                                   ----------     ----   ----------   ----   ---------   -----
Interest-bearing due from banks                                         1,449     0.76        1,669   0.60       1,444    1.18
Federal funds sold                                                        778     1.29          680   1.18       2,698    1.56
Loans:
     Real estate loans                                                446,004     6.41      399,353   6.79     338,133    7.53
     Consumer                                                          34,637     7.68       32,386   8.75      29,720   10.01
     Agricultural                                                       2,243     6.51        2,924   6.81       2,556    7.79
     Commercial/industrial                                             46,635     6.03       32,909   6.15      28,182    6.86
     Other                                                                478     6.28          851   6.58       1,028    6.71
     Political subdivisions                                            21,307     6.58       16,649   6.87      10,929    7.85
     Leases                                                                48     6.25           78   6.41         122    9.02
                                                                   ----------     ----   ----------   ----   ---------   -----
          Total loans                                                 551,352     6.47      485,150   6.88     410,670    7.67
                                                                   ----------     ----   ----------   ----   ---------   -----
          Total Earning Assets                                      1,036,535     5.96      959,556   6.15     881,435    6.84
Cash                                                                   14,273                13,583             13,318
Unrealized gain/loss on securities                                     16,182                20,296             12,462
Allowance for loan losses                                              (6,523)               (5,908)            (5,453)
Bank premises and equipment                                            14,953                11,090             10,246
Other assets                                                           38,621                36,103             30,993
                                                                   ----------            ----------          ---------
Total Assets                                                       $1,114,041            $1,034,720          $ 943,001
                                                                   ==========            ==========          =========

INTEREST-BEARING LIABILITIES
Interest checking                                                  $   39,188     0.59   $   37,647   0.71   $  37,984    1.12
Money market                                                          192,450     1.31      190,161   1.43     171,767    2.31
Savings                                                                57,439     0.49       54,789   0.78      49,779    1.01
Certificates of deposit                                               180,332     2.85      190,019   3.14     195,099    3.97
Individual Retirement Accounts                                        116,622     3.75      106,216   4.88      90,856    4.98
Other time deposits                                                     1,275     0.39        1,666   1.02       1,814    1.98
Overnight borrowings                                                    7,084     1.41        7,033   1.29       2,347    1.87
Other borrowed funds                                                  300,585     3.31      242,358   3.67     211,092    4.29
                                                                   ----------     ----   ----------   ----   ---------   -----
          Total Interest-bearing Liabilities                          894,975     2.53      829,889   2.84     760,738    3.46
Demand deposits                                                        82,001                70,528             66,093
Other liabilities                                                       8,691                12,032              8,575
                                                                   ----------            ----------          ---------
Total Liabilities                                                     985,667               912,449            835,406
                                                                   ----------            ----------          ---------
Stockholders' equity, excluding other comprehensive income/loss       117,695               108,876             99,361
Other comprehensive income/loss                                        10,679                13,395              8,234
                                                                   ----------            ----------          ---------
Total Stockholders' Equity                                            128,374               122,271            107,595
                                                                   ----------            ----------          ---------
Total Liabilities and Stockholders' Equity                         $1,114,041            $1,034,720          $ 943,001
                                                                   ==========            ==========          =========
Interest Rate Spread                                                              3.43                3.31                3.38
Net Interest Income/Earning Assets                                                3.78                3.70                3.85

(1) Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2)   Nonaccrual loans are included in the loan balances above.

TABLE III - THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

                                                             YEARS ENDED 12/31/04 VS. 03             YEARS ENDED 12/31/03 VS. 02
                                                         CHANGE IN     CHANGE IN       TOTAL      CHANGE IN   CHANGE IN      TOTAL
(IN THOUSANDS)                                             VOLUME         RATE        CHANGE        VOLUME      RATE        CHANGE
EARNING ASSETS
Available-for-sale securities:
     U.S. Treasury securities                             $     -       $     -       $     -      $   (38)   $    (37)     $   (75)
     Securities of other U.S. Government agencies
       and corporations                                      (539)         (114)         (653)        (487)     (1,067)      (1,554)
     Mortgage-backed securities                               178            49           227       (1,579)     (2,091)      (3,670)
     Obligations of states and political
     sub-divisions                                            338          (398)          (60)       2,424        (297)       2,127
     Equity securities                                         54           221           275          288        (268)          20
     Other securities                                         733            10           743          567        (488)          79
                                                          -------       -------       -------      -------    --------      -------
          Total available-for-sale securities                 764          (232)          532        1,175      (4,248)      (3,073)
                                                          -------       -------       -------      -------    --------      -------
Held-to-maturity securities:
     U.S. Treasury securities                                   -             -             -          (10)          -          (10)
     Securities of other U.S. Government agencies
       and corporations                                        (6)            3            (3)          (6)         (3)          (9)
     Mortgage-backed securities                                (2)            1            (1)          (4)         (2)          (6)
                                                          -------       -------       -------      -------    --------      -------
          Total held-to-maturity securities                    (8)            4            (4)         (20)         (5)         (25)
                                                          -------       -------       -------      -------    --------      -------
Interest-bearing due from banks                                (1)            2             1            2          (9)          (7)
Federal funds sold                                              1             1             2          (26)         (8)         (34)
Loans:
     Real estate loans                                      3,049        (1,562)        1,487        4,316      (2,654)       1,662
     Consumer                                                 188          (363)         (175)         253        (393)        (140)
     Agricultural                                             (44)           (9)          (53)          27         (27)           -
     Commercial/industrial                                    828           (43)          785          304        (213)          91
     Other                                                    (23)           (3)          (26)         (12)         (1)         (13)
     Political subdivisions                                   308           (50)          258          404        (118)         286
     Leases                                                    (2)            -            (2)          (3)         (3)          (6)
                                                          -------       -------       -------      -------    --------      -------
          Total loans                                       4,304        (2,030)        2,274        5,289      (3,409)       1,880
                                                          -------       -------       -------      -------    --------      -------
Total Interest Income                                       5,060        (2,255)        2,805        6,420      (7,679)      (1,259)
                                                          -------       -------       -------      -------    --------      -------

INTEREST-BEARING LIABILITIES
Interest checking                                              11           (45)          (34)          (4)       (155)        (159)
Money market                                                   33          (231)         (198)         389      (1,647)      (1,258)
Savings                                                        20          (162)         (142)          47        (126)         (79)
Certificates of deposit                                      (294)         (530)         (824)        (197)     (1,596)      (1,793)
Individual Retirement Accounts                                473        (1,279)         (806)         751         (97)         654
Other time deposits                                            (3)           (9)          (12)          (3)        (16)         (19)
Overnight borrowings                                            1             8             9           65         (18)          47
Other borrowed funds                                        1,989          (913)        1,076        1,243      (1,414)        (171)
                                                          -------       -------       -------      -------    --------      -------
Total Interest Expense                                      2,230        (3,161)         (931)       2,291      (5,069)      (2,778)
                                                          -------       -------       -------      -------    --------      -------

Net Interest Income                                       $ 2,830       $   906       $ 3,736      $ 4,129    $ (2,610)     $ 1,519
                                                          =======       =======       =======      =======    ========      =======

(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
2004/2003/2002

Total noninterest income decreased $1,595,000, or 14.0%, in 2004 as compared to 2003. In 2003, total noninterest income increased $1,882,000, or 19.8%, compared to 2002. The decreases and increases in net realized security gains in 2004 and 2003 are discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Other items of significance are as follows:

2004 VS. 2003

- Trust and financial management revenue rose $372,000, or 21.5% for 2004 compared to 2003. Trust and financial management revenue is affected significantly by the market value of assets under management. As of December 31, 2004, the value of trust assets under management amounted to $383,062,000, an increase of $53,447,000 or 16.2% from $329,615,000 as of
      December 31, 2003.

- The increase in cash surrender value of life insurance fell $105,000 to $610,000 in 2004 from $715,000 in 2003. The Corporation's policy return is determined, in part, by the amount of earnings generated from a pooled separate investment trust held by the life insurance company. In 2004, earnings on that pooled separate trust fund were lower than in 2003, which is reflective of lower market yields on debt securities.

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

- The increase in cash surrender value of life insurance fell $138,000 to $715,000 in 2003 from $853,000 in 2002. The Corporation's policy return is determined, in part, by the amount of earnings generated from a pooled separate investment trust held by the life insurance company. In 2003, earnings on that pooled separate trust fund were lower than in 2002, which is reflective of lower market yields on debt securities.

- Credit card fee income increased mainly due to the formation of a "Reward Card Program" which pays users a rebate for using their credit card. This program was started in April 2003 and had the desired effect of raising card usage. This, along with an increased rate on interchange fees, has raised overall credit card fees 24.2% in 2003.

- Other operating income increased 13.8% due mainly to an increase in gains from the sales of other real estate of $51,000 and from the receipt of a grant of $33,000 for staff training.

TABLE IV - COMPARISON OF NONINTEREST INCOME

(IN THOUSANDS)                                        2004       % CHANGE        2003        % CHANGE        2002
Service charges on deposit accounts                  $ 1,717         (1.7)      $ 1,746           1.2      $ 1,725
Service charges and fees                                 308          7.3           287          11.2          258
Trust and financial management revenue                 2,105         21.5         1,733          (1.3)       1,755
Insurance commissions, fees and premiums                 439         12.3           391         (32.2)         577
Increase in cash surrender value of life
   insurance                                             610        (14.7)          715         (16.2)         853
Fees related to credit card operation                    773         (1.4)          784          24.2          631
Other operating income                                   970          3.3           939          13.8          825
                                                     -------         ----       -------          ----      -------
Total other income before realized gains on
   securities, net                                     6,922          5.0         6,595          (0.4)       6,624
Realized gains on securities, net                      2,877        (40.1)        4,799          66.2        2,888
                                                     -------         ----       -------          ----      -------
Total Other Income                                   $ 9,799        (14.0)      $11,394          19.8      $ 9,512
                                                     =======        =====       =======          ====      =======

OTHER NONINTEREST EXPENSE
2004/2003/2002

Total noninterest expense increased 17.6% in 2004, to $26,001,000. In 2003, total noninterest expense was $22,114,000,000, or 6.1% higher than in 2002.

2004 VS. 2003

Salaries and wages increased $1,552,000, or 16.0%, for 2004 compared to 2003. The number of full-time equivalent employees (FTEs) increased 10.6%, to 324 at December 31, 2004 from 293 at December 31, 2003. The increased number of employees includes 10 FTEs for the new Willamsport and South Williamsport branches opened in 2004. Other positions added in 2004 include staff for Trust, Commercial Lending, Loan Administration, Accounting and Employee Training functions, as well as 5 Management Trainees who worked primarily on the core computer system conversion in 2004 and are now being groomed to assume new roles. In addition, paid overtime increased approximately $90,000 in 2004 over 2003, mainly due to core system conversion efforts.

Pensions and other employee benefits increased $87,000, or 2.6%, in 2004 over 2003. As a percentage of salaries and wages, pensions and other employee benefits fell to 30.3% in 2004 from 34.2% in 2003. In 2004, employer contributions to the 401(k) profit sharing plan totaled 6.7% of salaries and wages, down from 7.8% in 2003. The lower percentage of profit sharing contributions in 2004 reflects a higher proportion of new employees hired in 2004, as the new hires will begin to qualify for contributions in 2005. Other expense reductions in 2004 included professional fees related to employee benefit matters, which decreased $89,000 to $167,000, defined benefit pension plan expense, which decreased $45,000 to $388,000 and supplemental executive retirement plan expense, which fell $41,000 to $4,000.

Occupancy expense increased $369,000, or 28.5%, in 2004 over 2003. The greatest portion of the increase in occupancy expense is attributable to increased costs of $112,000 for building maintenance and repairs. Depreciation expense also rose $93,000 from 2003's level, as the Corporation recorded depreciation on the new Williamsport facility and on building renovation costs that have taken place in several locations. Total energy costs increased $68,000, primarily due to higher utility rates in several locations, as well as the initial expenses associated with the Williamsport and South Williamsport facilities during 2004.

Furniture and equipment expense increased $433,000, or 31.6%, in 2004 compared to 2003. The largest increase within this category was in depreciation expense, which increased $283,000. The depreciation expense related to the Corporation's Management Information Systems function increased $180,000 in 2004, including $143,000 related to software and hardware for the new core system that was placed in service in October 2004. Depreciation expense also increased due to the addition of computer equipment and furniture for the Williamsport and South Williamsport locations.

In addition to the increase in depreciation, maintenance and repairs expense increased $121,000 in 2004, mainly due to maintenance contracts associated with the new software and hardware.

In total, other operating expense increased $1,363,000, or 25.9%, in 2004 over 2003. This category includes many different types of expenses. The most significant changes within this category are as follows:

      - Bank professional fees increased $374,000, to $745,000. Included in this category was approximately $347,000 in expenses for training and other professional services related to the core banking software implementation.

      - Supplies expense increased $204,000, to $645,000 in 2004. This increase included costs associated with new locations and an increased number of employees as well as supplies used in the new core system training.

      - Travel, lodging and meal expenses increased $171,000 to $284,000 mainly from costs related to teams of employees who traveled to the vendor's headquarters for training on the new core system.

      - Fees paid to Corporation, Bank and Advisory Board Directors increased $106,000 in 2004, to $406,000. This reflected increases in rates paid for meeting fees, and retainers, based on recommendations from a competitive survey completed by a consultant early in 2004. Prior to 2004, no Director fee rates had increased since 1999.

      - Software-related expense increased $101,000 in 2004, to $250,000. This increase was mainly attributable to costs associated with a new Human Resources Information System that was installed in 2004.

      - Advertising expense increased $90,000 in 2004, to $464,000, mainly due to advertising programs in the Williamsport marketplace.

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

Pensions and other employee benefits increased $666,000, or 25.1%, in 2003 over 2002. Pension expense from the Corporation's defined benefit pension plan increased $248,000 in 2003 over 2002. Although the defined benefit pension plan remained adequately funded, a decline in the market value of plan assets, along with an increased number of covered employees, contributed to the increase in expense in 2003. Group health insurance expense increased $112,000 in 2003, mainly due to increases in rates. Professional fees related to employee benefit plan matters increased $113,000 in 2003 over 2002.

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

      - Expenses related to maintaining other real estate properties decreased $50,000, to $33,000.

TABLE V - COMPARISON OF NONINTEREST EXPENSE

(IN THOUSANDS)                                         2004        % CHANGE        2003       % CHANGE      2002
Salaries and wages                                   $ 11,248          16.0     $  9,696           3.0    $  9,418
Pensions and other employee benefits                    3,404           2.6        3,317          25.1       2,651
Occupancy expense, net                                  1,664          28.5        1,295          18.4       1,094
Furniture and equipment expense                         1,805          31.6        1,372         (10.4)      1,532
Expenses related to credit card operation                 414           7.5          385          35.1         285
Pennsylvania shares tax                                   846           6.8          792           7.9         734
Other operating expense                                 6,620          25.9        5,257           2.4       5,135
                                                     --------          ----     --------      --------    --------
Total Other Expense                                  $ 26,001          17.6     $ 22,114           6.1    $ 20,849
                                                     ========          ====     ========      ========    ========

INCOME TAXES

The "Earnings Overview" section of Management's Discussion and Analysis includes a discussion of the Corporation's income tax provision in 2004, 2003 and 2002.

A more complete analysis of income taxes is presented in Note 13 to the consolidated financial statements.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the Net Interest Margin section of Management's Discussion and Analysis. That discussion provides useful information regarding changes in the Corporation's balance sheet over the 2-year period ended December 31, 2004, and is sufficient to explain the overall change in the year-end balances of deposits and borrowed funds in 2004 compared to 2003. Other significant balance sheet items - the allowance for loan losses and stockholders' equity - are discussed in separate sections of Management's Discussion and Analysis.

Table VI shows the composition of the investment portfolio at December 31, 2004, 2003 and 2002. While the average balance of available-for-sale securities (at amortized cost, as shown in Table II) was slightly higher in 2004 than in 2003, the year-end balance (at fair value) fell to $475,085,000 at December 31, 2004 from $483,032,000 at December 31, 2003. Overall, management's decision to maintain a securities portfolio that was approximately flat in size was attributable to 2 primary factors: (1) substantial loan growth, and (2) the need to manage interest rate risk within acceptable parameters. The overall lack of growth in the securities portfolio continued a trend begun in 2003, as the available-for-sale securities balance fell to $483,032,000 at December 31, 2003 from $512,175,000 at December 31, 2002. The Corporation's liquidity position is discussed in a separate section of Management's Discussion and Analysis, and interest rate risk is discussed in more detail in Section 7A.

As described in the Net Interest Margin section of Management's Discussion and Analysis, loans outstanding grew substantially in both 2004 and 2003. In fact, as reflected in Table VII, the year-end balance of loans, net of the allowance for loan losses, has grown more than 10% compared to the previous year-end, for each of the last 4 years. Table VIII presents a table of loan maturities. Fixed rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate. Table VIII shows that the majority ($396,299,000 or 68%) of the loan portfolio is fixed rate, including $225,575,000 or 39% fixed rate beyond 5 years. This substantial investment in long-term, fixed rate loans is one of the major concerns management attempts to address through interest rate risk management practices. See Section 7A for a more detailed discussion of the Corporation's interest rate risk.

Premises and equipment, net of accumulated depreciation, increased to $16,725,000 at December 31, 2004 from $12,482,000 at December 31, 2003. The total cost of premises and equipment purchases was $5,830,000 in 2004, $3,360,000 in 2003 and $1,712,000 in 2002. In 2004, capital purchases for
Management Information System purposes totaled $2,624,000, including the new core banking software, as well as related software, network servers and other equipment. Also in 2004, the Corporation completed the renovation of the Williamsport facility, and opened the branch in early June (Trust and Commercial Lending staff moved in a few months prior to the opening of the branch). Total cost allocated to the Williamsport land and building amounted to $2,428,000, of which approximately $1,800,000 was incurred in 2003 with the remainder in 2004. Capital purchases for furniture and equipment for operations in the Williamsport facility amounted to $461,000 in 2004. Other significant capital purchases in 2004 included land and excavation costs related to a planned new administrative building in Wellsboro, several new and replacement ATMs and related equipment, remodeling and equipment for the new South Williamsport location and renovations in the Athens branch. In 2003, the most significant projects included remodeling and addition to the Sayre facility, remodeling of the Elkland facility, and purchases of an additional 80 thin client computer stations for teller lines throughout the branch network. In 2002, the most significant capital projects included renovations to the Tioga and Athens offices, and completion of renovations to a leased facility in Wellsboro. Other major categories of capital purchases in 2002 included purchases of computer hardware and software, and purchase and demolition of property adjacent to the Wysox office. Depreciation expense increased to $1,587,000 in 2004, from $1,211,000 in 2003 and $1,346,000 in 2002.

Total capital purchases for 2005 are estimated to range from $6 million to $8.5 million. More information concerning anticipated capital projects in 2005 is provided in the "Outlook for 2005" section of Management's Discussion and Analysis. In light of the Corporation's strong capital position and ample sources of liquidity, management does not expect capital expenditures to have a material, detrimental effect on the Corporation's financial condition or results of operations in 2005.

TABLE VI - INVESTMENT SECURITIES

                                                                                     AS OF DECEMBER 31,
                                                              2004                       2003                        2002
                                                     AMORTIZED        FAIR      AMORTIZED        FAIR       AMORTIZED        FAIR
                                                       COST          VALUE        COST           VALUE        COST          VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                     $       -    $        -    $       -    $        -   $         -    $        -
Obligations of other U.S. Government agencies           37,009        36,312       61,437        61,070        71,657        72,348
Obligations of states and political subdivisions       125,809       129,370      159,128       162,418       127,690       130,879
Other securities                                       100,871       103,107       45,992        47,648        62,296        63,592
Mortgage-backed securities                             169,046       168,033      168,285       169,208       207,244       212,276
                                                     ---------    ----------    ---------    ----------   -----------    ----------
Total debt securities                                  432,735       436,822      434,842       440,344       468,887       479,095
Marketable equity securities                            26,388        38,263       29,951        42,688        24,886        33,080
                                                     ---------    ----------    ---------    ----------   -----------    ----------
Total                                                $ 459,123    $  475,085    $ 464,793    $  483,032   $   493,773    $  512,175
                                                     =========    ==========    =========    ==========   ===========    ==========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                     $     316    $      339    $     319    $      349   $       321    $      359
Obligations of other U.S. Government agencies               98           112          199           216           297           322
Mortgage-backed securities                                  19            20           42            44            89            93
                                                     ---------    ----------    ---------    ----------   -----------    ----------
Total                                                $     433    $      471    $     560    $      609   $       707    $      774
                                                     =========    ==========    =========    ==========   ===========    ==========

TABLE VII - FIVE-YEAR SUMMARY OF LOANS BY TYPE

(IN THOUSANDS)                         2004      %        2003      %       2002       %       2001        %         2000      %
Real estate - construction           $  4,178    0.72   $  2,856    0.54  $    103     0.02  $   1,814     0.48   $     452    0.14

Real estate - residential mortgage    347,705   59.98    330,807   63.03   292,136    64.76    245,997    64.87     207,100   63.08

Real estate - commercial mortgage     128,073   22.10    100,240   19.10    78,317    17.36     60,267    15.89      56,225   17.13

Consumer                               31,702    5.47     33,977    6.47    31,532     6.99     29,284     7.72      28,141    8.57

Agricultural                            2,872    0.50      2,948    0.56     3,024     0.67      2,344     0.62       1,983    0.60

Commercial                             43,566    7.52     34,967    6.66    30,874     6.84     24,696     6.51      20,776    6.33

Other                                   1,804    0.31      1,183    0.23     2,001     0.44      1,195     0.32         948    0.29

Political subdivisions                 19,713    3.40     17,854    3.40    13,062     2.90     13,479     3.55      12,462    3.80

Lease receivables                           -    0.00         65    0.01        96     0.02        152     0.04         218    0.07
                                     --------  ------   --------  ------  --------   ------  ---------   ------   ---------  ------
Total                                 579,613  100.00    524,897  100.00   451,145   100.00    379,228   100.00     328,305  100.00

Less: unearned discount                     -                  -                 -                   -                    -
                                     --------           --------          --------           ---------            ---------
                                      579,613            524,897           451,145             379,228              328,305
Less: allowance for loan losses        (6,787)            (6,097)           (5,789)             (5,265)              (5,291)
                                     --------           --------          --------           ---------            ---------
Loans, net                           $572,826           $518,800          $445,356           $ 373,963            $ 323,014
                                     ========           ========          ========           =========            =========

TABLE VIII - LOAN MATURITY DISTRIBUTION

                                              AS OF DECEMBER 31, 2004
                                                                     VARIABLE OR ADJUSTABLE
                 FIXED RATE LOANS:                                       RATE LOANS:
                   1 YEAR OR                                             1 YEAR OR
(IN THOUSANDS)        LESS       1-5 YEARS    > 5 YEARS    TOTAL           LESS         1-5 YEARS     > 5 YEARS       TOTAL
Real estate         $ 25,132     $  73,322    $ 180,983   $ 279,437      $  29,210       $ 62,595      $ 10,887     $ 102,692
Commercial            13,384        34,650       39,454      87,488         69,178            605           386        70,169
Consumer               9,947        14,289        5,138      29,374         10,453              -             -        10,453
                    --------     ---------    ---------   ---------      ---------       --------      --------     ---------
Total               $ 48,463     $ 122,261    $ 225,575   $ 396,299      $ 108,841       $ 63,200      $ 11,273     $ 183,314
                    ========     =========    =========   =========      =========       ========      ========     =========

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

Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. This assessment is conducted under the direction of the Bank's Chief Financial Officer and Executive Vice President in charge of Commercial Lending, with input from the Bank's Credit Administration Department, other Branch and Lending Staff, and the President. The assessment process includes review of identified risk elements in the loan portfolio, including the "Watch List", past due reports and other information. The "Watch List" is a collection of loans that have a history of delinquency, collateral deficiency, cash flow problems, or other factors that have come to management's attention to create the need for special monitoring. One of the key aspects of the quarterly assessment is the evaluation of each Watch List relationship with an outstanding balance of $200,000 or more. This evaluation includes an updated assessment of collection activities and planning for each such relationship, as well as evaluation of the Bank's probable loss (if any).

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

As indicated in Table XI, total impaired loans amounted to $8,261,000 at December 31 2004. This amount of impaired loans is higher than the December 31, 2003 amount of $4,621,000. Table XI also shows that the amount of loans classified as nonaccrual increased to $7,796,000 at December 31, 2004 from $1,145,000 at December 31, 2003. These fluctuations resulted mainly from certain large commercial loan relationships, including one commercial loan relationship with total outstanding loan balances of approximately $3.7 million as of December 31, 2004. In 2004, management moved most of the loans outstanding related to this large relationship, as well as certain other commercial loans, into nonaccrual status. As of December 31, 2004, management has established a valuation allowance of $173,000 related to this large relationship. In total, the valuation allowance related to impaired loans decreased to $1,378,000 at December 31, 2004, from $1,542,000 at December 31, 2003. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2004. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

The allowance for loan losses was $6,787,000 at December 31, 2004, an increase of $690,000 from the balance at December 31, 2003. As reflected in Table X, the increase in the allowance included an increase in the unallocated portion to $2,578,000 at December 31, 2004 from $2,117,000 at December 31, 2003.
Management's decision to increase the unallocated allowance in 2004 resulted primarily from concerns stemming from the increase in impaired loans in 2004, as discussed above.

Table IX shows that gross charge-offs totaled $786,000, and net charge-offs totaled $710,000, in 2004. These amounts were lower than the corresponding totals for 2003 of $968,000 (gross charge-offs) and $792,000 (net charge-offs).

The provision for loan losses amounted to $1,400,000 in 2004, $1,100,000 in 2003 and $940,000 in 2002. The amount of the provision in each year is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                        YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                            2004        2003         2002        2001        2000
                                        --------    --------     --------    --------     --------
Balance, beginning of year              $  6,097    $  5,789     $  5,265    $  5,291     $  5,131
                                        --------    --------     --------    --------     --------
Charge-offs:
  Real estate loans                          375         168          123         144          272
  Installment loans                          217         326          116         138           77
  Credit cards and related plans             178         171          190         200          214
  Commercial and other loans                  16         303          123         231           53
                                        --------    --------     --------    --------     --------
Total charge-offs                            786         968          552         713          616
                                        --------    --------     --------    --------     --------
Recoveries:
  Real estate loans                            3          75           30           6           26
  Installment loans                           32          52           30          27           23
  Credit cards and related plans              23          17           18          20           28
  Commercial and other loans                  18          32           58          34           23
                                        --------    --------     --------    --------     --------
Total recoveries                              76         176          136          87          100
                                        --------    --------     --------    --------     --------
Net charge-offs                              710         792          416         626          516
Provision for loan losses                  1,400       1,100          940         600          676
                                        --------    --------     --------    --------     --------
Balance, end of year                    $  6,787    $  6,097     $  5,789    $  5,265     $  5,291
                                        ========    ========     ========    ========     ========

TABLE X - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(IN THOUSANDS)                                2004        2003        2002        2001       2000
Commercial                                  $ 1,909     $ 1,578     $ 1,315     $ 1,837    $ 1,612
Consumer                                                    404         378         494
                                                409                                            471
Consumer mortgage                                           456         460         674
                                                513                                            952
Impaired loans                                1,378       1,542       1,877
                                                                                     73        273
Unallocated                                   2,578       2,117       1,759       2,187      1,983
                                            -------     -------     -------     -------    -------
Total Allowance                             $ 6,787     $ 6,097     $ 5,789     $ 5,265    $ 5,291
                                            =======     =======     =======     =======    =======

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS

(IN THOUSANDS)                                            2004       2003        2002
Impaired loans without a valuation allowance            $ 3,552    $   114     $   675
Impaired loans with a valuation allowance                 4,709      4,507       3,039
                                                        -------    -------     -------
Total impaired loans                                    $ 8,261    $ 4,621     $ 3,714
                                                        =======    =======     =======

Valuation allowance related to impaired loans           $ 1,378    $ 1,542     $ 1,877

Total nonaccrual loans                                  $ 7,796    $ 1,145     $ 1,252
Total loans past due 90 days or more and
  still accruing                                        $ 1,307    $ 2,546     $ 2,318

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES (IN THOUSANDS)

                                             2004         2003        2002         2001        2000       AVERAGE
Average gross loans                       $ 551,352    $ 485,150   $ 410,670    $ 346,353   $ 318,382    $ 422,381
Year-end gross loans                        579,613      524,897     451,145      379,228     328,305      452,638
Year-end allowance for loan losses            6,787        6,097       5,789        5,265       5,291        5,846
Year-end nonaccrual loans                     7,796        1,145       1,252        1,050       1,608        2,570
Year-end loans 90 days or more
  past due and still accruing                 1,307        2,546       2,318        2,067       1,221        1,892
Net charge-offs                                 710          792         416          626         516          612
Provision for loan losses                     1,400        1,100         940          600         676          943
Earnings coverage of charge-offs               20.9         20.5        36.0         19.3        16.4         21.8
Allowance coverage of charge-offs               9.6          7.7        13.9          8.4        10.3          9.6
Net charge-offs as a % of
  provision for loan losses                   50.71%       72.00%      44.26%      104.33%      76.33%       64.90%
Net charge-offs as a % of
  average gross loans                          0.13%        0.16%       0.10%        0.18%       0.16%        0.14%

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation's significant fixed and determinable contractual obligations as of December 31, 2004, by payment date. The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest. Operating leases and software maintenance commitments are presented at the amounts due to the recipients, and are not discounted to present value.

TABLE XIII - CONTRACTUAL OBLIGATIONS

(IN THOUSANDS)                             1 YEAR         1-3         3-5        OVER 5
CONTRACTUAL OBLIGATIONS                   OR LESS         YEARS      YEARS        YEARS      TOTAL
---------------------------               ---------     ---------   --------    ---------   --------
Time deposits                             $ 168,450     $ 104,024   $ 26,404    $      1    $298,879
Short-term borrowings:
  Federal Home Loan Bank of
    Pittsburgh                                8,000             -          -           -       8,000
  Repurchase agreements                       5,000             -          -           -       5,000
Long-term borrowings:
  Federal Home Loan Bank of
    Pittsburgh                               40,000       124,767     25,884      17,790     208,441
  Repurchase agreements                      15,666        34,720     12,000           -      62,386
Operating leases                                 94           106         33           -         233
Software maintenance                            360           720        660           -       1,740
                                          ---------     ---------   --------    --------    --------
Total                                     $ 237,570     $ 264,337   $ 64,981    $ 17,791    $584,679
                                          =========     =========   ========    ========    ========

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $377,666,000 at December 31, 2004. The Corporation also has obligations related to overnight customer repurchase agreements with principal balances totaling $21,178,000 at December 31, 2004.

As described more fully in Note 16 to the consolidated financial statements, the Corporation has a contingent obligation to pay additional licensing fees, based on the Bank's asset size, through October 2009.

The Corporation's significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 15 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by various securities and mortgage loans. At December 31, 2004, the Corporation had unused borrowing availability with correspondent banks and FHLB - Pittsburgh totaling approximately $154,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow short-term funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

Historically, one of the tools used to monitor a bank's longer-term liquidity situation has been the loan-to-deposit ratio. As of December 31, 2004, this ratio was 85%, which is an average ratio by banking industry standards, but much higher than the Corporation's position has been in many years. The higher than historical level of loans-to-deposits reflects the Corporation's very strong loan growth over the past few years. The loan-to-deposit ratio was 79% at December 31, 2003, 70% at December 31, 2002 and 65% at December 31, 2001. Management believes the current, higher loan-to-deposit ratio is an indicator that some of the Corporation's historical liquidity "cushion" has been reduced; however, the current position continues to provide sufficient funds for maintenance of a substantial investment securities portfolio. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At December 31, 2004, the carrying value of non-pledged securities was $289,063,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and moderate-to-low loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained extremely strong capital positions. Details concerning the Corporation's and the Bank's regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2004 and 2003, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

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

COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in the equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income". For the Corporation, other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income should not be construed to be a measure of net income. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Total comprehensive income was $13,361,000 in 2004, $16,148,000 in 2003 and $21,821,000 in 2002. Other comprehensive income (loss) amounted to ($1,502,000) in 2004, ($109,000) in 2003 and $6,862,000 in 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of this statement did not have an effect on the Corporation's earnings, financial condition or equity.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes how an issuer classifies financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify these financial instruments as a liability (or, in certain circumstances, an asset). Previously, these financial instruments would have been classified entirely as equity, or between the liabilities and equity section of the balance sheet. This statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. The provisions of this statement were effective for interim periods beginning after June 15, 2003. The adoption of this statement did not have an effect on the Corporation's earnings, financial condition or equity.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities." The FASB then revised Interpretation 46 in December 2003. Interpretation 46, as revised, is intended to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to this interpretation, as revised, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation, as revised, changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Certain of the requirements of this interpretation, as revised, were effective in 2003, while other requirements became effective in 2004. The adoption of the interpretation, as revised, did not have an effect on the Corporation's earnings, financial condition or equity.

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This statement provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for the other-than-temporary impairment evaluations made in the reporting periods beginning after June 15, 2004. The FASB staff has issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. In September 2004, based on comment letters received by constituents, the Board decided to further consider whether application guidance is necessary for all securities analyzed for impairment under paragraphs 10-20 of Issue 03-1. The delay did not include the disclosure provisions, which will remain in effect until the full reconsideration of Issue 03-01 guidance is completed. The Corporation will delay the effective application until the implementation guidance is finalized.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R will require the Corporation to record stock option expense based on estimated fair value determined using an option valuation model. SFAS 123R applies to new awards granted, and to modifications of existing awards, on or after July 1, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Corporation's two major categories of market risk, interest rate risk and equity securities risk, are discussed in the following sections.

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

The Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of the Bank are included in management's monthly simulation model calculations. Since the Bank makes up more than 90% of the Corporation's total assets and liabilities, and because the Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of other assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. In September 2004, the Bank's policy was expanded to provide policy limits at +/- 100, 200 and 300 basis points from current rates (the prior policy included limits based on +/- 200 basis points change from current rates). The new policy limits for fluctuations in net interest income are tiered from the baseline one-year scenario. The new policy limits for market value variances are also tiered from the baseline values based on current rates. The most sensitive scenario presented in Table XIV presented below is the "+300 basis points" scenario. As the table shows, as of December 31, 2004, if interest rates were to immediately rise 300 basis points, the Bank's calculations based on the model show that although the change in net interest income is within the policy threshold, the market value of portfolio equity would decrease 49.2%, which exceeds the policy limit of 45%. Management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value or net interest income in a rising interest rate environment.

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

TABLE XIV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

DECEMBER 31, 2004 DATA
(IN THOUSANDS)

                                                               PERIOD ENDING DECEMBER 31, 2005
                                          INTEREST        INTEREST      NET INTEREST         NII             NII
BASIS POINT CHANGE IN RATES                INCOME         EXPENSE       INCOME (NII)      % CHANGE       RISK LIMIT
              +300                         62,724          34,583           28,141         -16.8%            20.0%
              +200                         61,066          30,840           30,226         -10.7%            15.0%
              +100                         59,327          27,098           32,229          -4.7%            10.0%
                 0                         57,343          23,510           33,833           0.0%             0.0%
              -100                         54,581          20,676           33,905           0.2%            10.0%
              -200                         51,800          17,924           33,876           0.1%            15.0%
              -300                         49,090          16,850           32,240          -4.7%            20.0%

                        MARKET VALUE OF PORTFOLIO EQUITY
                                 AT DECEMBER 31, 2004

                                         PRESENT          PRESENT          PRESENT
                                          VALUE            VALUE            VALUE
BASIS POINT CHANGE IN RATES               EQUITY        % CHANGE         RISK LIMIT
            +300                          71,244           -49.2%           45.0%
            +200                          94,088           -32.9%           35.0%
            +100                         117,491           -16.2%           25.0%
               0                         140,168             0.0%            0.0%
            -100                         153,026             9.2%           25.0%
            -200                         162,400            15.9%           35.0%
            -300                         171,463            22.3%           45.0%

                         PERIOD ENDING DECEMBER 31, 2004

DECEMBER 31, 2003 DATA
(IN THOUSANDS)

                               INTEREST    INTEREST    NET INTEREST       NII           NII
BASIS POINT CHANGE IN RATES     INCOME     EXPENSE     INCOME (NII)     % CHANGE    RISK LIMIT
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


                        MARKET VALUE OF PORTFOLIO EQUITY
                               AT DECEMBER 31,2003

                                          PRESENT         PRESENT        PRESENT
                                           VALUE           VALUE          VALUE
BASIS POINT CHANGE IN RATES               EQUITY         % CHANGE       RISK LIMIT
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

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other equity securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $6,130,000 at December 31, 2004 and $11,347,000 at December 31, 2003.

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

Equity securities held as of December 31, 2004 and 2003 are as follows:

                                                                    HYPOTHETICAL        HYPOTHETICAL
                                                                        10%                 20%
                                                                     DECLINE IN          DECLINE IN
(IN THOUSANDS)                                              FAIR       MARKET              MARKET
AT DECEMBER 31, 2004                            COST       VALUE       VALUE               VALUE
Banks and bank holding companies              $ 17,426    $ 29,880  $    (2,988)        $     (5,976)
Other equity securities                          8,962       8,383         (838)              (1,677)
                                              --------    --------  -----------         ------------
     Total                                    $ 26,388    $ 38,263  $    (3,826)        $     (7,653)
                                              ========    ========  ===========         ============

                                                                    HYPOTHETICAL        HYPOTHETICAL
                                                                        10%                 20%
                                                                     DECLINE IN          DECLINE IN
(IN THOUSANDS)                                              FAIR       MARKET              MARKET
AT DECEMBER 31, 2003                            COST       VALUE       VALUE               VALUE
Banks and bank holding companies              $ 16,375    $ 29,288  $    (2,929)        $     (5,858)
Other equity securities                         13,576      13,400       (1,340)              (2,680)
                                              --------    --------  -----------         ------------
     Total                                    $ 29,951    $ 42,688  $    (4,269)        $     (8,538)
                                              ========    ========  ===========         ============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET                                                                      DECEMBER 31,      DECEMBER 31,
(In Thousands Except Share Data)                                                                   2004              2003
ASSETS
     Cash and due from banks:
     Noninterest-bearing                                                                        $     14,845      $     13,938
     Interest-bearing                                                                                  4,108             1,233
                                                                                                ------------      ------------
          Total cash and cash equivalents                                                             18,953            15,171

Available-for-sale securities                                                                        475,085           483,032
Held-to-maturity securities                                                                              433               560
Loans, net                                                                                           572,826           518,800
Bank-owned life insurance                                                                             18,083            17,473
Accrued interest receivable                                                                            5,094             5,632
Bank premises and equipment, net                                                                      16,725            12,482
Foreclosed assets held for sale                                                                          497               101
Other assets                                                                                          15,306            13,650
                                                                                                ------------      ------------
TOTAL ASSETS                                                                                    $  1,123,002      $  1,066,901
                                                                                                ============      ============

LIABILITIES
Deposits:
     Noninterest-bearing                                                                        $     80,378      $     75,616
     Interest-bearing                                                                                596,167           582,449
                                                                                                ------------      ------------
          Total deposits                                                                             676,545           658,065

Dividends payable                                                                                      1,864             1,763
Short-term borrowings                                                                                 34,178            37,763
Long-term borrowings                                                                                 270,827           235,190
Accrued interest and other liabilities                                                                 8,003             8,777
                                                                                                ------------      ------------
TOTAL LIABILITIES                                                                                    991,417           941,558
                                                                                                ------------      ------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2004 and
     10,000,000 shares in 2003; issued 8,307,305 in 2004 and 8,226,033 in 2003                         8,307             8,226
Stock dividend distributable                                                                           2,188             2,164
Paid-in capital                                                                                       22,456            20,104
Retained earnings                                                                                     90,484            84,940
                                                                                                ------------      ------------
     Total                                                                                           123,435           115,434
Accumulated other comprehensive income                                                                10,535            12,037
Unamortized stock compensation                                                                           (46)              (54)
Treasury stock, at cost:
     204,659 shares at December 31, 2004                                                              (2,339)
     211,408 shares at December 31, 2003                                                                                (2,074)
                                                                                                ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                                           131,585           125,343
                                                                                                ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                        $  1,123,002       $ 1,066,901
                                                                                                ============       ===========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED DECEMBER 31,
                                                                           2004          2003         2002
INTEREST INCOME
Interest and fees on loans                                               $ 34,251      $ 32,235     $ 30,641
Interest on balances with depository institutions                              11            10           17
Interest on loans to political subdivisions                                   952           781          587
Interest on federal funds sold                                                 10             8           42
Income from available-for-sale and held-to-maturity securities:
     Taxable                                                               13,999        13,686       19,051
     Tax-exempt                                                             7,256         7,335        5,799
     Dividends                                                              1,443         1,168        1,148
                                                                         --------      --------     --------
Total interest and dividend income                                         57,922        55,223       57,285
                                                                         --------      --------     --------
INTEREST EXPENSE
Interest on deposits                                                       12,545        14,561       17,215
Interest on short-term borrowings                                             542           487          916
Interest on long-term borrowings                                            9,519         8,489        8,184
                                                                         --------      --------     --------
Total interest expense                                                     22,606        23,537       26,315
                                                                         --------      --------     --------
Interest margin                                                            35,316        31,686       30,970

Provision for loan losses                                                   1,400         1,100          940
                                                                         --------      --------     --------
Interest margin after provision for loan losses                            33,916        30,586       30,030
                                                                         --------      --------     --------
OTHER INCOME
Service charges on deposit accounts                                         1,717         1,746        1,725
Service charges and fees                                                      308           287          258
Trust and financial management revenue                                      2,105         1,733        1,755
Insurance commissions, fees and premiums                                      439           391          577
Increase in cash surrender value of life insurance                            610           715          853
Fees related to credit card operation                                         773           784          631
Other operating income                                                        970           939          825
                                                                         --------      --------     --------
Total other income before realized gains on securities, net                 6,922         6,595        6,624
Realized gains on securities, net                                           2,877         4,799        2,888
                                                                         --------      --------     --------
Total other income                                                          9,799        11,394        9,512
                                                                         --------      --------     --------
OTHER EXPENSES
Salaries and wages                                                         11,248         9,696        9,418
Pensions and other employee benefits                                        3,404         3,317        2,651
Occupancy expense, net                                                      1,664         1,295        1,094
Furniture and equipment expense                                             1,805         1,372        1,532
Expenses related to credit card operation                                     414           385          285
Pennsylvania shares tax                                                       846           792          734
Other operating expense                                                     6,620         5,257        5,135
                                                                         --------      --------     --------
Total other expenses                                                       26,001        22,114       20,849
                                                                         --------      --------     --------
Income before income tax provision                                         17,714        19,866       18,693
Income tax provision                                                        2,851         3,609        3,734
                                                                         --------      --------     --------
NET INCOME                                                               $ 14,863      $ 16,257     $ 14,959
                                                                         ========      ========     ========
NET INCOME PER SHARE - BASIC                                             $   1.82      $   1.99     $   1.83
                                                                         ========      ========     ========
NET INCOME PER SHARE - DILUTED                                           $   1.81      $   1.98     $   1.83
                                                                         ========      ========     ========

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    STOCK                          ACCUM. OTHER   UNAMORTIZED
                                        COMMON    DIVIDEND     PAID-IN   RETAINED  COMPREHENSIVE     STOCK      TREASURY
                                        STOCK   DISTRIBUTABLE  CAPITAL   EARNINGS     INCOME      COMPENSATION    STOCK     TOTAL
                                        ------- -------------  --------  --------  -------------  ------------  --------  ---------
BALANCE, DECEMBER 31, 2001              $ 5,378 $       1,369  $ 19,758  $ 70,352  $       5,284  $        (17) $ (1,937) $ 100,187
Comprehensive income:
   Net income                                                              14,959                                            14,959
   Unrealized gain on securities,
   net of reclassification adjustment
   and tax effects                                                                         6,862                              6,862
                                                                                   -------------                          ---------
Total comprehensive income                                                                                                   21,821
                                                                                                                          ---------
Cash dividends declared, $0.7733 per
    share                                                                  (6,158)                                           (6,158)
Treasury stock purchased                                                                                            (239)      (239)
Amortization of restricted stock                                                                            80                   80
Shares issued from treasury related to
   exercise of stock options                                         26                                               50         76
Tax benefit from employee benefit plan                                         70                                                70
Stock dividend issued                        53        (1,369)    1,316                                                           -
Stock dividend declared, 1%                             1,639              (1,639)                                                -
Restricted stock granted                                             55                                   (116)       61          -
Forfeiture of restricted stock                                       (2)                                     4        (2)         -
                                                               --------                           ------------  --------  ---------
BALANCE, DECEMBER 31, 2002                5,431         1,639    21,153    77,584         12,146           (49)   (2,067)   115,837
Comprehensive income:
   Net income                                                              16,257                                            16,257
   Unrealized loss on securities,
   net of reclassification adjustment
   and tax effects                                                                          (109)                              (109)
                                                                                   -------------                          ---------
Total comprehensive income                                                                                                   16,148
                                                                                                                          ---------
Cash dividends declared, $0.85 per
    share                                                                  (6,821)                                           (6,821)
Treasury stock purchased                                                                                            (174)      (174)
Amortization of restricted stock                                                                           102                  102
Shares issued from treasury related to
   exercise of stock options                                         78                                              119        197
Tax benefit from employee benefit plan                                         84                                                84
Stock dividend issued                        53        (1,639)    1,556                                                         (30)
3-for-2 stock split, April 2003           2,742                  (2,742)                                                          -
Stock dividend declared, 1%                             2,164              (2,164)                                                -
Restricted stock granted                                             59                                   (107)       48          -
                                                               --------                           ------------  --------  ---------
BALANCE, DECEMBER 31, 2003                8,226         2,164    20,104    84,940         12,037           (54)   (2,074)   125,343
Comprehensive income:
   Net income                                                              14,863                                            14,863
   Unrealized loss on securities,
   net of reclassification adjustment
   and tax effects                                                                        (1,502)                            (1,502)
                                                                                   -------------                          ---------
Total comprehensive income                                                                                                   13,361
                                                                                                                          ---------
Cash dividends declared, $.89 per share                                    (7,214)                                           (7,214)
Treasury stock purchased                                                                                            (575)      (575)
Shares issued from treasury related to
   exercise of stock options                                        245                                              283        528
Amortization of restricted stock                                                                            85                   85
Tax benefit from employee benefit plan                                         83                                                83
Stock dividend issued                        81        (2,164)    2,057                                                         (26)
Stock dividend declared, 1%                             2,188              (2,188)                                                -
Restricted stock granted                                             62                                    (99)       37          -
Forfeiture of restricted stock                                      (12)                                    22       (10)         -
                                                               --------                           ------------  --------  ---------
BALANCE, DECEMBER 31, 2004              $ 8,307 $       2,188  $ 22,456  $ 90,484  $      10,535  $        (46) $ (2,339) $ 131,585
                                        ======= =============  ========  ========  =============  ============  ========  =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               2004         2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $  14,863    $  16,257    $  14,959
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                   1,400        1,100          940
    Realized gains on securities, net                                          (2,877)      (4,799)      (2,888)
    Gain on sale of foreclosed assets, net                                         (9)        (105)         (39)
    Depreciation expense                                                        1,587        1,211        1,346
    Accretion and amortization, net                                               718        1,241         (376)
    Increase in cash surrender value of life insurance                           (610)        (715)        (853)
    Amortization of restricted stock                                               85          102           80
    Deferred income taxes                                                          96          (25)        (284)
    (Increase) Decrease in accrued interest receivable and other assets          (424)         487         (958)
    Increase (Decrease) in accrued interest payable and other liabilities          78         (164)         669
                                                                            ---------    ---------    ---------
      Net Cash Provided by Operating Activities                                14,907       14,590       12,596
                                                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities                           122          145          731
  Proceeds from sales of available-for-sale securities                        111,585       53,562       29,345
  Proceeds from calls and maturities of available-for-sale securities          96,265      178,682      155,811
  Purchase of available-for-sale securities                                  (200,015)    (199,705)    (249,693)
  Purchase of Federal Home Loan Bank of Pittsburgh stock                       (3,299)      (1,855)      (3,943)
  Redemption of Federal Home Loan Bank of Pittsburgh stock                      2,514          482        1,870
  Net increase in loans                                                       (56,015)     (74,824)     (72,819)
  Purchase of premises and equipment                                           (5,830)      (3,360)      (1,712)
  Proceeds from sale of foreclosed assets                                         202          340          648
                                                                            ---------    ---------    ---------
       Net Cash Used in Investing Activities                                  (54,471)     (46,533)    (139,762)
                                                                            ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                     18,480       17,761       64,030
  Net decrease in short-term borrowings                                        (3,585)      (5,872)     (14,429)
  Proceeds from long-term borrowings                                           84,112       64,500      117,653
  Repayments of long-term borrowings                                          (48,475)     (37,524)     (35,023)
  Purchase of treasury stock                                                     (575)        (174)        (239)
  Sale of treasury stock                                                          528          197           76
  Dividends paid                                                               (7,139)      (6,674)      (6,038)
                                                                            ---------    ---------    ---------
       Net Cash Provided by Financing Activities                               43,346       32,214      126,030
                                                                            ---------    ---------    ---------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                               3,782          271       (1,136)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   15,171       14,900       16,036
                                                                            ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  18,953    $  15,171    $  14,900
                                                                            =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans                  $     589    $     280    $     486
  Interest paid                                                             $  22,070    $  23,736    $  26,424
  Income taxes paid                                                         $   2,999    $   3,195    $   4,509

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

USE OF ESTIMATES - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates.

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

INTEREST COSTS - The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. In 2004, total interest incurred was $22,649,000, of which $22,606,000 was charged to expense and $43,000 was capitalized. Total interest incurred amounted to $23,537,000 in 2003 and $26,315,000 in 2002, all of which was charged to expense.

FORECLOSED ASSETS HELD FOR SALE - Foreclosed assets held for sale consist of real estate acquired by foreclosure and are carried at estimated fair value, less selling cost.

INCOME TAXES - Provisions for deferred income taxes are made as a result of temporary differences in financial and income tax methods of accounting. These differences relate principally to loan losses, securities gains or losses, depreciation, pension and other postretirement benefits, alternate minimum tax, investments in limited partnerships and amortization of loan origination fees and costs.

STOCK COMPENSATION PLANS - As permitted by Accounting Principles Board (APB) Opinion 25, the Corporation uses the intrinsic value method of accounting for stock compensation plans. Utilizing the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value, and accordingly, no compensation cost is recorded for them.

The Corporation has also made awards of restricted stock. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-based Compensation," to stock options.

(NET INCOME IN THOUSANDS)                               2004           2003          2002
Net income, as reported                             $  14,863       $ 16,257       $ 14,959
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects               (90)          (124)          (191)
                                                    ---------       --------       --------
Pro forma net income                                $  14,773       $ 16,133       $ 14,768
                                                    =========       ========       ========

Earnings per share-basic
  As reported                                       $    1.82       $   1.99       $   1.83
  Pro forma                                         $    1.80       $   1.97       $   1.81

Earnings per share-diluted
  As reported                                       $    1.81       $   1.98       $   1.83
  Pro forma                                         $    1.79       $   1.96       $   1.80

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which replaces SFAS 123 and supersedes APB Opinion 25. SFAS 123R will require the Corporation to record stock option expense based on estimated fair value determined using an option valuation model. SFAS 123R applies to new awards granted, and to modifications of existing awards, on or after July 1, 2005.

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

                                                                       YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                     2004         2003        2002
Unrealized holding gains on available-for-sale securities        $    600    $  4,636    $ 13,283
Less: Reclassification adjustment for gains realized in income     (2,877)     (4,799)     (2,888)
                                                                 --------    --------    --------
Net unrealized (losses) gains                                      (2,277)       (163)     10,395
Tax effect                                                            775          54      (3,533)
                                                                 --------    --------    --------
Net-of-tax amount                                                $ (1,502)   $   (109)   $  6,862
                                                                 ========    ========    ========

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

                                                                    WEIGHTED-
                                                                     AVERAGE         EARNINGS
                                                    NET              COMMON            PER
                                                   INCOME            SHARES           SHARE
                                                   ------            ------           -----
2004
Earnings per share - basic                      $ 14,863,000        8,185,466       $      1.82
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                               188,514
  Hypothetical share repurchase at $25.39                            (139,988)
                                                ------------        ---------       -----------
Earnings per share - diluted                    $ 14,863,000        8,233,992       $      1.81
                                                ============        =========       ===========

2003
Earnings per share - basic                      $ 16,257,000        8,170,651       $      1.99
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                               195,624
  Hypothetical share repurchase at $24.27                            (146,909)
                                                ------------        ---------       -----------
Earnings per share - diluted                    $ 16,257,000        8,219,366       $      1.98
                                                ============        =========       ===========

2002
Earnings per share - basic                      $ 14,959,000        8,170,159       $      1.83
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                               139,374
  Hypothetical share repurchase at $19.45                            (117,486)
                                                ------------        ---------       -----------
Earnings per share - diluted                    $ 14,959,000        8,192,047       $      1.83
                                                ============        =========       ===========

4. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2004 ranged from $2,984,000 to $4,541,000. For 2003, theses balances ranged from $2,402,000 to $4,434,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Bank were $2,500,000 in 2004 and 2003. Total balances restricted amounted to $6,248,000 at December 31, 2004 and $6,324,000 at December 31, 2003.

Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

5. SECURITIES

Amortized cost and fair value of securities at December 31, 2004 and 2003 are summarized as follows:

                                                                         DECEMBER 31, 2004
                                                                       GROSS          GROSS
                                                                     UNREALIZED    UNREALIZED
                                                       AMORTIZED      HOLDING        HOLDING         FAIR
(IN THOUSANDS)                                           COST          GAINS         LOSSES          VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                       $      -       $     -       $     -        $      -
Obligations of other U.S. Government agencies            37,009            67          (764)         36,312
Obligations of states and political subdivisions        125,809         4,147          (586)        129,370
Other securities                                        100,871         2,675          (439)        103,107
Mortgage-backed securities                              169,046         1,002        (2,015)        168,033
                                                       --------       -------       -------        --------
Total debt securities                                   432,735         7,891        (3,804)        436,822
Marketable equity securities                             26,388        12,874          (999)         38,263
                                                       --------       -------       -------        --------
Total                                                  $459,123       $20,765       $(4,803)       $475,085
                                                       ========       =======       =======        ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                       $    316       $    23       $     -        $    339
Obligations of other U.S. Government agencies                98            14             -             112
Mortgage-backed securities                                   19             1             -              20
                                                       --------       -------       -------        --------
Total                                                  $    433       $    38       $     -        $    471
                                                       ========       =======       =======        ========

                                                                        DECEMBER 31, 2004
                                                                       GROSS          GROSS
                                                                     UNREALIZED     UNREALIZED
                                                       AMORTIZED      HOLDING        HOLDING         FAIR
(IN THOUSANDS)                                           COST          GAINS          LOSSES         VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                       $      -       $     -        $     -       $      -
Obligations of other U.S. Government agencies            61,437           562           (929)        61,070
Obligations of states and political subdivisions        159,128         4,791         (1,501)       162,418
Other securities                                         45,992         1,764           (108)        47,648
Mortgage-backed securities                              168,285         1,933         (1,010)       169,208
                                                       --------       -------        -------       --------
Total debt securities                                   434,842         9,050         (3,548)       440,344
Marketable equity securities                             29,951        13,609           (872)        42,688
                                                       --------       -------        -------       --------
Total                                                  $464,793       $22,659        $(4,420)      $483,032
                                                       ========       =======        =======       ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                       $    319       $    30        $     -       $    349
Obligations of other U.S. Government agencies               199            17              -            216
Mortgage-backed securities                                   42             2              -             44
                                                       --------       -------        -------       --------
Total                                                  $    560       $    49        $     -       $    609
                                                       ========       =======        =======       ========

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

(IN THOUSANDS)                                         LESS THAN 12 MONTHS       12 MONTHS OR MORE              TOTAL
                                                       FAIR      UNREALIZED     FAIR      UNREALIZED      FAIR      UNREALIZED
                                                      VALUE       LOSSES        VALUE       LOSSES       VALUE        LOSSES
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                     $      -     $     -      $     -     $     -      $      -     $     -
Obligations of other U.S. Government agencies          19,675        (325)       9,550        (439)       29,225        (764)
Obligations of states and political subdivisions       15,497        (260)      12,265        (326)       27,762        (586)
Other securities                                       41,837        (316)       4,975        (123)       46,812        (439)
Mortgage-backed securities                             94,435      (1,440)      25,646        (575)      120,081      (2,015)
                                                     --------     -------      -------     -------      --------     -------
Total debt securities                                 171,444      (2,341)      52,436      (1,463)      223,880      (3,804)
Marketable equity securities                            1,366         (52)       4,958        (947)        6,324        (999)
                                                     --------     -------      -------     -------      --------     -------
Total temporarily impaired available-for-sale
  securities                                         $172,810     $(2,393)     $57,394     $(2,410)     $230,204     $(4,803)
                                                     ========     =======      =======     =======      ========     =======
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                     $      -     $     -      $     -     $     -      $      -     $     -
Obligations of other U.S. Government agencies               -           -            -           -             -           -
Mortgage-backed securities                                  -           -            -           -             -           -
                                                     --------     -------      -------     -------      --------     -------
Total temporarily impaired held-to-maturity
  securities                                         $      -     $     -      $     -     $     -      $      -     $     -
                                                     ========     =======      =======     =======      ========     =======

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government-sponsored agencies or state and political subdivisions, management believes the Corporation's debt securities at December 31, 2004 were not other-than-temporarily impaired.

Of the total $999,000 unrealized losses on equity securities at December 31, 2004, $870,000 was from a preferred stock issued by an U.S. Government-sponsored agency. Management believes this security's fair value is affected primarily by volatility in interest rates, and although not guaranteed by the U.S. Government, that there is very little credit risk associated with this security. For the remaining equity securities for which fair value was less than cost at December 31, 2004, management believes the financial condition and near-term prospects of those issuers indicate those securities were not other-than-temporarily impaired.

The amortized cost and fair value of investment debt securities at December 31, 2004 follow. Maturities of debt securities (including mortgage-backed securities) are presented based on contractual maturities. Expected maturities differ from contractual maturities because monthly principal payments are received from mortgage-backed securities, and because borrowers may have the right to prepay obligations with or without prepayment penalties.

(IN THOUSANDS)

                                               DECEMBER 31, 2004
                                             -----------------------
                                             AMORTIZED        FAIR
                                               COST          VALUE
AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less                      $    342       $    348
Due after one year through five years           2,052          2,084
Due after five years through ten years         46,110         45,753
Due after ten years                           384,231        388,637
                                             --------       --------
Total                                        $432,735       $436,822
                                             ========       ========
HELD-TO-MATURITY SECURITIES:
Due in one year or less                      $      -       $      -
Due after one year through five years              11             11
Due after five years through ten years            414            452
Due after ten years                                 8              8
                                             --------       --------
Total                                        $    433       $    471
                                             ========       ========

The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 2004:

(IN THOUSANDS, EXCEPT FOR PERCENTAGES)

                                        WITHIN             ONE -             FIVE -             AFTER
                                         ONE               FIVE              TEN                 TEN
                                         YEAR     YIELD   YEARS   YIELD     YEARS     YIELD     YEARS     YIELD    TOTAL     YIELD
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury        $   -        -   $     -     -    $       -       -   $        -     -   $      -       -
Obligations of other U.S. Government
   agencies                                 -        -         -     -       22,018    3.99%      14,991  5.19%    37,009    4.48%
Obligations of states and political
   subdivisions                           335     6.55%    2,040  5.15%       2,609    5.79%     120,825  4.76%   125,809    4.79%
Other securities                            -        -         -     -       13,177    4.99%      87,694  5.63%   100,871    5.55%
Mortgage-backed securities                  7     8.41%       12  8.50%       8,306    3.26%     160,721  4.54%   169,046    4.48%
                                        -----     ----   -------  ----    ---------    ----   ----------  ----   --------    ----
Total                                   $ 342     6.59%  $ 2,052  5.17%   $  46,110    4.25%  $  384,231  4.88%  $432,735    4.82%
                                        =====     ====   =======  ====    =========    ====   ==========  ====   ========    ====
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury        $   -        -   $     -     -    $     316    5.30%  $        -     -   $    316    5.30%
Obligations of other U.S. Government
   agencies                                 -        -               -           98    7.16%           -     -         98    7.16%
Mortgage-backed securities                  -        -        11  6.38%           -       -            8  5.12%        19    5.89%
                                        -----     ----   -------  ----    ---------    ----   ----------  ----   --------    ----
Total                                   $   -        -   $    11  6.38%   $     414    5.74%  $        8  5.12%  $    433    5.75%
                                        =====     ====   =======  ====    =========    ====   ==========  ====   ========    ====

Investment securities carried at $89,158,000 at December 31, 2004 and $80,308,000 at December 31, 2003, were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. Also, see Note 9 for information concerning securities pledged to secure borrowing arrangements.

Gross realized gains and losses from the sales of available-for-sale securities, and the income tax provision related to net realized gains, for 2004, 2003 and 2002 were as follows:

(IN THOUSANDS)

                                                           2004          2003            2002
Gross realized gains                                     $ 3,880        $ 4,860        $ 2,926
Gross realized losses                                     (1,003)           (61)           (38)
                                                         -------        -------        -------
Net realized gains                                       $ 2,877        $ 4,799        $ 2,888
                                                         =======        =======        =======
Income tax provision related to net realized gains       $   978        $ 1,632        $   982
                                                         =======        =======        =======

6. LOANS

Major categories of loans and leases included in the loan portfolio are as follows:

                                                 DECEMBER 31,        % OF         DECEMBER 31,         % OF
(IN THOUSANDS)                                      2004             TOTAL            2003             TOTAL
Real estate - construction                        $   4,178           0.72%       $   2,856            0.54%
Real estate - residential mortgage                  347,705          59.99%         330,807           63.02%
Real estate - commercial mortgage                   128,073          22.09%         100,240           19.10%
Consumer                                             31,702           5.47%          33,977            6.47%
Agricultural                                          2,872           0.50%           2,948            0.56%
Commercial                                           43,566           7.52%          34,967            6.66%
Other                                                 1,804           0.31%           1,183            0.23%
Political subdivisions                               19,713           3.40%          17,854            3.40%
Lease receivables                                         -           0.00%              65            0.01%
                                                  ---------         ------        ---------          ------
Total                                               579,613         100.00%         524,897          100.00%
Less: allowance for loan losses                      (6,787)                         (6,097)
                                                  ---------                       ---------
Loans, net                                        $ 572,826                       $ 518,800
                                                  =========                       =========

Net unamortized loan fees and costs of $1,704,000 at December 31, 2004 and $1,629,000 at December 31, 2003 have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2004.

The Corporation grants commercial, residential and personal loans to customers primarily in Tioga, Bradford, Sullivan and Lycoming Counties. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent on the local economic conditions within the region.

Transactions in the allowance for loan losses were as follows:

(IN THOUSANDS)                                           2004        2003        2002
Balance at beginning of year                           $ 6,097     $ 5,789     $ 5,265
  Provision charged to operations                        1,400       1,100         940
  Loans charged off                                       (786)       (968)       (552)
  Recoveries                                                76         176         136
                                                       -------     -------     -------
Balance at end of year                                 $ 6,787     $ 6,097     $ 5,789
                                                       =======     =======     =======

Information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2004 and 2003 is as follows:

(IN THOUSANDS)                                          2004        2003
Impaired loans without a valuation allowance           $ 3,552     $   114
Impaired loans with a valuation allowance                4,709       4,507
                                                       -------     -------
Total impaired loans                                   $ 8,261     $ 4,621
                                                       =======     =======

Valuation allowance related to impaired loans          $ 1,378     $ 1,542

Total nonaccrual loans                                 $ 7,796     $ 1,145
Total loans past due 90 days or more and
  still accruing                                       $ 1,307     $ 2,546

The following is a summary of information related to impaired loans for 2004, 2003 and 2002:

(IN THOUSANDS)                                    2004       2003       2002
Average investment in impaired loans             $7,458     $3,425     $3,838
                                                 ======     ======     ======

Interest income recognized on impaired loans     $  352     $  313     $  247
                                                 ======     ======     ======

Interest income recognized on a cash basis
  on impaired loans                              $  352     $  313     $  247
                                                 ======     ======     ======

No additional funds are committed to be advanced in connection with impaired loans.

7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

                                        DECEMBER 31,
(IN THOUSANDS)                       2004          2003
Land                               $  1,449      $  1,275
Buildings and improvements           15,734        13,125
Furniture and equipment              13,539         9,663
Construction in progress                874         1,807
                                   --------      --------
Total                                31,596        25,870
Less: accumulated depreciation      (14,871)      (13,388)
                                   --------      --------
Net                                $ 16,725      $ 12,482
                                   ========      ========

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(IN THOUSANDS)                         2004         2003       2002
Occupancy expense                     $   572      $   479    $   432
Furniture and equipment expense         1,015          732        914
                                      -------      -------    -------
Total                                 $ 1,587      $ 1,211    $ 1,346
                                      =======      =======    =======

8. DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits are as follows:

(IN THOUSANDS)
   2005      $168,450
   2006        75,742
   2007        28,282
   2008        15,024
   2009        11,380
THEREAFTER          1
             --------
             $298,879
             ========

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2004, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(IN THOUSANDS)
Three months or less                       $39,959
Over 3 months through 12 months             12,020
Over 1 year through 3 years                 13,128
Over 3 years                                 7,546
                                           -------
Total                                      $72,653
                                           =======

Interest expense from deposits of $100,000 or more amounted to $2,214,000 in 2004, $2,693,000 in 2003 and $3,238,000 in 2002.

9. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

                                                           AT DECEMBER 31,
(IN THOUSANDS)                                            2004         2003
Overnight borrowings (a)                                 $     -     $ 6,900
Federal Home Loan Bank of Pittsburgh borrowings (b)        8,000       7,500
Customer repurchase agreements (c)                        21,178      23,363
Other repurchase agreements (d)                            5,000           -
                                                         -------     -------
                         Total short-term borrowings     $34,178     $37,763
                                                         =======     =======

The weighted average interest rate on total short-term borrowings outstanding was 1.72% at December 31, 2004 and 1.21% at December 31, 2003. The maximum amount of total short-term borrowings outstanding at any month-end was $55,278,000 in 2004 and $45,166,000 in 2003.

(a) Overnight borrowings include federal funds purchased overnight from correspondent banks and overnight borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) on the "Open Repo Plus" facility. The maximum month-end amount of such borrowings was $17,100,000 in 2004, $16,950,000 in 2003 and $14,350,000 in 2002. The average amount of such borrowings was $6,258,000 in 2004, $6,044,000 in 2003 and $2,347,000 in 2002. Weighted average interest rates were 1.59% in 2004, 1.50% in 2003 and 1.86% in 2002.

(b) Short-term FHLB - Pittsburgh loans are as follows:

                                                                    AT DECEMBER 31,
(IN THOUSANDS)                                                     2004       2003
Fixed Rate 1.47% maturing February 23, 2005                       $3,000
Fixed Rate 2.67% maturing March 17, 2005                           5,000
Fixed Rate 1.33% maturing April 28, 2004                               -     $2,000
Fixed Rate 1.28% maturing May 13, 2004                                 -      2,500
Fixed Rate 1.25% maturing June 29, 2004                                -      1,500
Fixed Rate 1.26% maturing July 28, 2004                                -      1,500
                                                                  ------     ------
                Total short-term FHLB - Pittsburgh borrowings     $8,000     $7,500
                                                                  ======     ======

Collateral for FHLB - Pittsburgh loans is described under the "Long-term Borrowings" section of this note.

(c) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $26,336,000 at December 31, 2004 and $35,680,000 at December 31, 2003.

(d) Other repurchase agreements included in short-term borrowings are as follows:

                                                                   AT DECEMBER 31,
(IN THOUSANDS)                                                      2004       2003
Fixed Rate 1.45% matures April 26, 2005                           $  5,000     $ -
                                                                  --------     ---
                      Total other repurchase agreements           $  5,000     $ -
                                                                  ========     ===

The terms and collateral related to repurchase agreements are described under the "Long-term Borrowings" section of this note.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

                                                                          AT DECEMBER 31,
(IN THOUSANDS)                                                           2004           2003
FHLB - Pittsburgh borrowings (e)                                      $ 208,441      $ 185,037
Repurchase agreements (f)                                                62,386         50,153
                                                                      ---------      ---------
                          Total long-term borrowings                  $ 270,827      $ 235,190
                                                                      =========      =========

 (e) Long-term borrowings from FHLB - Pittsburgh are as follows:

                                                                                       AT DECEMBER 31,
(IN THOUSANDS)                                                                       2004           2003
Loans matured in 2004 with rates ranging from 2.16% to 4.65%                       $       -      $  28,000
Loans maturing in 2005 with rates ranging from 1.64% to 5.05%                         40,000         40,000
Loans maturing in 2006 with rates ranging from 2.07% to 4.83%                         50,700         40,000
Loans maturing in 2007 with rates ranging from 2.68% to 4.58%                         74,067         45,000
Loans maturing in 2008 with rates ranging from 2.07% to 3.67%                         19,500         14,500
Loans maturing in 2009 with rates ranging from 3.60% to 3.62%                          6,384          2,000
Loan maturing in 2011 with a rate of 4.98%                                             5,000          5,000
Loan maturing in 2012 with a rate of 4.54%                                            10,000         10,000
Loan maturing in 2016 with a rate of 6.86%                                               453            476
Loan maturing in 2017 with a rate of 6.83%                                                58             61
Loan maturing in 2020 with a rate of 4.79%                                             2,279              -
                                                                                   ---------      ---------
                 Total long-term FHLB - Pittsburgh borrowings                      $ 208,441      $ 185,037
                                                                                   =========      =========

The FHLB - Pittsburgh loan facilities are collateralized by qualifying securities and mortgage loans with a book value totaling $350,935,000 at December 31, 2004. Also, the FHLB - Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB - Pittsburgh stock. The carrying values of the Corporation's holdings of FHLB - Pittsburgh stock were $12,360,000 at December 31, 2004 and $11,575,000 at December 31, 2003.

(f) Repurchase agreements included in long-term borrowings are as follows:

                                                                         AT DECEMBER 31,
(IN THOUSANDS)                                                          2004         2003
Agreements matured in 2004 with rates ranging from 1.62% to 3.96%      $     -     $19,767
Agreements maturing in 2005 with rates ranging from 2.01% to 4.63%      15,666      15,666
Agreements maturing in 2006 with rates ranging from 2.02% to 4.63%      20,220      10,220
Agreements maturing in 2007 with rates ranging from 2.53% to 3.23%      14,500       2,500
Agreements maturing in 2008 with rates ranging from 3.00% to 3.60%      12,000       2,000
                                                                       -------     -------
                    Total long-term repurchase agreements              $62,386     $50,153
                                                                       =======     =======

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $70,528,000 at December 31, 2004 and $58,086,000 at December 31, 2003. Average daily repurchase agreement borrowings amounted to $58,663,000 in 2004, $40,333,000 in 2003 and $36,482,000 in 2002. During 2004,
2003 and 2002, the maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $67,386,000, $50,153,000 and $44,720,000.
The weighted average interest rate on repurchase agreements was 3.20% in 2004, 3.68% in 2003 and 3.72% in 2002.

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

Amounts recorded related to IPCDs are as follows (in thousands):

                                                       AT DECEMBER 31,
                                                       2004       2003
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)               $4,045     $3,593

Carrying value of IPCDs                                3,695      3,160

Carrying value of embedded derivative liabilities        297        298

Carrying value of Swap contract liabilities               42        130

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                       2004       2003         2002
Interest expense                                     $ 143       $  112       $  88

Other expense                                             9          10           8

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2004 and 2003. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

(IN THOUSANDS)

                                           DECEMBER 31, 2004           DECEMBER 31, 2003
                                        CARRYING       FAIR         CARRYING        FAIR
                                         AMOUNT        VALUE         AMOUNT         VALUE
Financial assets:
  Cash and cash equivalents            $   18,953    $   18,953    $   15,171    $   15,171
  Available-for-sale securities           475,085       475,085       483,032       483,032
  Held-to-maturity securities                 433           471           560           609
  Restricted equity securities             12,360        12,360        11,575        11,575
  Loans, net                              572,826       578,720       518,800       524,407
  Accrued interest receivable               5,094         5,094         5,632         5,632

Financial liabilities:
  Deposits                                676,545       677,182       658,065       661,141
  Short-term borrowings                    34,178        34,133        37,763        37,762
  Long-term borrowings                    270,827       270,015       235,190       240,527
  Accrued interest payable                  1,639         1,639         1,105         1,105
  Embedded derivative liabilities -
    IPCDs                                     297           297           298           298
  Equity option Swap contracts -
    IPCDs                                      42            42           130           130

12. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2004 and 2003, and will not affect the Corporation's future expenses.

The Corporation uses a December 31 measurement date for its plans.

The following tables show the funded status and amounts recognized in the consolidated balance sheet from these defined benefit plans:

(IN THOUSANDS)

                                                      PENSION                      POSTRETIREMENT
                                                      BENEFITS                         BENEFITS
                                                  2004           2003           2004           2003
CHANGE IN BENEFIT
OBLIGATION:
Benefit obligation at beginning of year        $   10,086     $    8,769     $    1,029     $      886
Service cost                                          474            394             43             32
Interest cost                                         620            590             63             60
Plan participants' contributions                        -              -            164            147
Actuarial loss (gain)                                 478            755             46            105
Benefits paid                                        (463)          (422)          (216)          (201)
                                               ----------     ----------     ----------     ----------
Benefit obligation at end of year              $   11,195     $   10,086     $    1,129     $    1,029
                                               ==========     ==========     ==========     ==========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   beginning of year                           $    8,654     $    7,668     $        -     $        -
Actual return on plan assets                          794          1,013              -              -
Employer contribution                                 328            395             52             54
Plan participants' contributions                        -              -            164            147
Benefits paid                                        (463)          (422)          (216)          (201)
                                               ----------     ----------     ----------     ----------
Fair value of plan assets at end of year       $    9,313     $    8,654     $        -     $        -
                                               ==========     ==========     ==========     ==========

Funded status                                  $   (1,882)    $   (1,432)    $   (1,129)    $   (1,029)
Unrecognized net actuarial loss (gain)              2,364          1,997            105             61
Unrecognized transition (asset) obligation           (137)          (160)           292            328
                                               ----------     ----------     ----------     ----------
Prepaid (accrued) benefit cost                 $      345     $      405     $     (732)    $     (640)
                                               ==========     ==========     ==========     ==========

The accumulated benefit obligation for the defined benefit pension plan was $8,380,000 at December 31, 2004 and $7,595,000 at December 31, 2003.

The components of net periodic benefit costs from these defined benefit plans are as follows:

(IN THOUSANDS)

                                                         PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                   2004        2003        2002        2004       2003       2002
Service  cost                                    $   474     $   394     $   349     $    43    $    32    $    24
Interest cost                                        620         590         553          63         60         57
Expected return on plan assets                      (748)       (615)       (702)          -          -          -
Amortization of transition (asset) obligation        (23)        (22)        (23)         36         37         36
Recognized net actuarial loss (gain)                  65          86           8           2          1          1
                                                 -------     -------     -------     -------    -------    -------
Net periodic benefit cost (benefit)              $   388     $   433     $   185     $   144    $   130    $   118
                                                 =======     =======     =======     =======    =======    =======

The weighted-average assumptions used to determine benefit obligations as of December 31, 2004 and 2003 are as follows:

                                        PENSION        POSTRETIREMENT
                                        BENEFITS           BENEFITS
                                     2004     2003     2004       2003
Discount rate                        6.00%    6.25%    6.00%      6.25%
Expected return on plan assets       8.50%    8.50%    N/A        N/A
Rate of compensation increase        4.50%    4.50%    N/A        N/A

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected future assets in the plan. Management believes the assumed 8.50% return on plan assets, which was used for net periodic benefit cost calculations in 2002, 2003 and 2004, is reasonable. Management has calculated the average annual return on pension plan assets over the period 1991-2004 to be 9.45%, with annual returns ranging from a low of -7.23% to a high of +19.87% over that period.

The Corporation's pension plan weighted-average asset allocations at December 31, 2004 and 2003 are as follows:

                             2004     2003
Cash and cash equivalents       5%       3%
Debt securities                34%      40%
Equity securities              61%      57%
                              ---      ---
Total                         100%     100%
                              ===      ===

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

The Corporation expects to contribute $365,000 to the defined benefit pension plan, and $61,000 to the postretirement benefit plan, in 2005.

Estimated future benefit payments (including, for the postretirement plan, only the estimated employer contributions), which reflect expected future service, are as follows:

(IN THOUSANDS)

                 PENSION  POSTRETIREMENT
                BENEFITS     BENEFITS
      2005       $   419     $    61
      2006           412          61
      2007           420          61
      2008           439          67
      2009           492          69
 2010-2014         2,970         407

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D.

The Corporation has not yet determined whether benefits provided under the postretirement plan are actuarially equivalent to benefits that will be available under Medicare Part D. Accordingly, the financial statement amounts and disclosures related to the postretirement benefits plan do not reflect the effects of the Act.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation's matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation's total basic and matching contributions were $727,000 in 2004, $728,000 in 2003 and $667,000 in 2002.

The profit sharing/401(k) Plan includes an Employee Stock Ownership Plan (ESOP). A portion of the Corporation's basic contributions to the Plan are made to the ESOP, and the Plan uses these funds to purchase Corporation stock for the accounts of Plan participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the Plan. The Plan includes a diversification feature which permits Plan participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the Plan over a period of 6 years. As of December 31, 2004, there were no shares allocated for repurchase by the Plan.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. As of December 31, 2004, the ESOP held 292,614 shares of Corporation stock, all of which had been allocated to Plan participants. The Corporation's contributions to the ESOP portion of the Plan (included in total contributions reported above) totaled $385,000 in 2004, $377,000 in 2003 and $343,000 in 2002.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers' supplemental deferred compensation were $4,000 in 2004, $45,000 in 2003 and $44,000 in 2002.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 400,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options ("Incentive Stock Options," as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000, 2002, 2003 and 2004, there were awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000, 2002, 2003 and 2004 have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years.

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

Effective January 3, 2005, the Corporation granted options to purchase a total of 37,176 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $27.00 per share, which was the market price at the date of grant. Also, effective January 3, 2005, the Corporation awarded a total of 4,128 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. The stock options and restricted stock awards that were awarded in January 2005 are not included in the tables that follow.

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

(NET INCOME IN THOUSANDS)

                                          2004          2003          2002
Net income
  As reported                          $   14,863    $   16,257    $   14,959
  Pro forma                            $   14,773    $   16,133    $   14,768

Earnings per share-basic
  As reported                          $     1.82    $     1.99    $     1.83
  Pro forma                            $     1.80    $     1.97    $     1.81

Earnings per share-diluted
  As reported                          $     1.81    $     1.98    $     1.83
  Pro forma                            $     1.79    $     1.96    $     1.80

For purposes of the calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                            2004        2003        2002
Volatility                      15%         15%         17%
Expected option lives      6 Years     6 Years     6 Years
Risk-free interest rate       3.87%       3.55%       5.00%
Dividend yield                4.46%       4.30%       4.16%

A summary of the status of the Corporation's stock option plans is presented below:

                                             2004                       2003                      2002
                                             ----                       ----                      ----
                                                 WEIGHTED                   WEIGHTED                   WEIGHTED
                                                  AVERAGE                    AVERAGE                    AVERAGE
                                                 EXERCISE                   EXERCISE                   EXERCISE
                                    SHARES         PRICE       SHARES         PRICE       SHARES        PRICE
Outstanding, beginning of year       213,058     $   18.81      180,722     $   18.11      124,842     $   18.49
Granted                               33,249     $   26.59       46,411     $   20.73       61,223     $   17.00
Exercised                            (29,795)    $   18.32      (12,066)    $   16.28       (5,343)    $   13.98
Forfeited                             (4,049)    $   21.80       (2,009)    $   16.19            -     $       -
                                   ---------     ---------    ---------     ---------    ---------     ---------
Outstanding, end of year             212,463     $   20.03      213,058     $   18.81      180,722     $   18.11
                                   =========     =========    =========     =========    =========     =========
Options exercisable at year-end      212,463     $   20.03      207,898     $   18.82      165,824     $   17.97
Fair value of options granted                    $    2.57                  $    2.11                  $    2.45

The following table summarizes information about stock options outstanding as of December 31, 2004:

                 OUTSTANDING                      EXERCISABLE
                      AT           REMAINING          AT
                 DECEMBER 31,     CONTRACTUAL     DECEMBER 31,
EXERCISE PRICES      2004        LIFE IN YEARS       2004
$         13.33       1,818            1              1,818
$         17.00       5,850            2              5,850
$ 18.03-$ 22.17      16,119            3             16,119
$ 24.25-$ 24.33      21,900            4             21,900
$ 18.00-$ 22.08      25,440            5             25,440
$ 13.50-$ 16.67      21,108            6             21,108
$         17.00      49,732            7             49,732
$         20.73      39,117            8             39,117
$         26.59      31,379            9             31,379
                    -------           --            -------
                    212,463                         212,463
                    =======                         =======

The following table summarizes restricted stock awards in 2004, 2003 and 2002:

                                            2004      2003        2002
Number of shares awarded                    3,714      5,166      6,647

Market price of stock at date of grant    $ 26.59    $ 20.73    $ 17.00

Compensation expense related to restricted stock was $85,000 in 2004, $102,000 in 2003 and $80,000 in 2002.

13. INCOME TAXES

The following temporary differences gave rise to the net deferred tax liability at December 31, 2004 and 2003:

(IN THOUSANDS)

                                               2004         2003
Deferred tax liabilities:
  Depreciation                               $  1,151     $    340
  Prepaid pension                                 120          142
  Accretion on securities                           8            9
  Investments in limited partnerships               -           13
  Realized gains on securities                     75           62
  Interest expense - Index Powered CDs             16            -
  Unrealized holding gains on securities        5,427        6,201
                                             --------     --------
Total                                           6,797        6,767
                                             --------     --------
Deferred tax assets:
  Allowance for loan losses                    (2,375)      (2,134)
  Credit for alternative minimum tax paid        (300)           -
  Postretirement and sick benefits               (276)        (243)
  Investments in limited partnerships            (125)           -
  Loan fees and costs                             (60)         (63)
  Supplemental executive retirement plan         (178)        (182)
  Restricted stock compensation                   (48)         (32)
                                             --------     --------
Total                                          (3,362)      (2,654)
                                             --------     --------
Deferred tax liability, net                  $  3,435     $  4,113
                                             ========     ========

Tax provision:

                       2004        2003       2002
Currently payable    $ 2,755     $ 3,634    $ 4,018
Deferred                  96         (25)      (284)
                     -------     -------    -------
Total provision      $ 2,851     $ 3,609    $ 3,734
                     =======     =======    =======

Reconciliation of tax provision:

                                         2004                       2003                       2002
                                        AMOUNT         %           AMOUNT          %          AMOUNT          %
Expected provision                     $  6,200        35.00%     $  6,953        35.00%     $  6,543        35.00%
Tax-exempt interest income               (2,790)      (15.75)       (2,766)      (13.92)       (2,223)      (11.89)
Nondeductible interest expense              238         1.34           242         1.22           239         1.28
Dividends received deduction               (347)       (1.96)         (284)       (1.43)         (280)       (1.50)
Increase in cash surrender value of
  life insurance                           (214)       (1.21)         (250)       (1.26)         (299)       (1.60)
Surtax exemption                            (84)       (0.47)         (185)       (0.93)         (176)       (0.94)
Other, net                                 (152)       (0.86)         (101)       (0.51)          (70)       (0.37)
                                       --------     --------      --------     --------      --------     --------
Effective income tax provision         $  2,851        16.09%     $  3,609        18.17%     $  3,734        19.98%
                                       ========     ========      ========     ========      ========     ========

14.  RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(IN THOUSAND

                                           BEGINNING        NEW                         OTHER         ENDING
                                            BALANCE        LOANS       REPAYMENTS      CHANGES       BALANCE
13 directors, 5 executive officers 2004    $    7,193    $    1,501    $   (2,054)    $    1,055    $    7,695
13 directors, 5 executive officers 2003         6,623           612          (956)           914         7,193
14 directors, 6 executive officers 2002         6,535         2,464        (2,722)           346         6,623

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

Deposits from related parties held by the Corporation amounted to $1,887,000 at December 31, 2004 and $3,078,000 at December 31, 2003.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2004 and 2003 are as follows:

(IN THOUSANDS)                                  2004           2003
Commitments to extend credit                 $ 226,121       $ 111,843
Standby letters of credit                       17,049          14,064

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

Financial standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the financial standby letters of credit are collateralized by real estate or other assets, while others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to financial standby letters of credit is not estimable. The Corporation has recorded no liability associated with financial standby letters of credit as of December 31, 2004 and 2003.

Financial standby letters of credit as of December 31, 2004 expire as follows:

(IN THOUSANDS)

Year of Expiration                    Amount
------------------                   -------
       2005                          $11,568
       2006                            5,051
       2007                              430
                                     -------
       Total                         $17,049
                                     =======

16. OPERATING LEASES AND OTHER PURCHASE COMMITMENTS

The Corporation leases facilities and office equipment under operating leases expiring through 2009. Rental expense under these operating leases totaled approximately $89,000 in 2004. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2004 are as follows:

(IN THOUSANDS)

       2005       $  94
       2006          75
       2007          31
       2008          22
       2009          11
  THEREAFTER          -

The facility leases contain renewal options for an additional 5-15 years at rental amounts established in the leases.

In 2004, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual maintenance fees associated with the software. Maintenance expense amounted to $60,000 in 2004, and maintenance fees payable will be approximately $360,000 per year through 2008 and $300,000 in 2009. Through October 2009, the Corporation would also be required to pay additional software license fees, based on the Bank's asset size, determined based on the following schedule (additional licensing fees in thousands):

          ASSET SIZE                          ADDITIONAL  LICENSING FEE
-----------------------------      -----------------------------------------------
$1.75 BILLION TO $2 BILLION        $    250
$2 BILLION TO $2.25 BILLION             150 in addition to the $250 noted above
$2.25 BILLION TO $2.5 BILLION           250 in addition to the $400 noted above
ABOVE $2.5 BILLION                 Based on the vendor's then-current fee schedule

Effective in October 2007, the Corporation has the right to terminate its contractual commitment to the software vendor, subject to payment of 25% of any remaining annual maintenance fees.

The agreement between the software vendor and the Corporation contains options for an unlimited number of additional 5-year renewals. The agreement includes formulas to determine the amounts of maintenance fees and additional licensing fees, if the Corporation exercises the renewal options.

17. CONTINGENCIES

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management's opinion, the Corporation's financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

18. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation's and the Bank's actual capital amounts and ratios are also presented in the following table.

(DOLLARS IN THOUSANDS)
                                                                                MINIMUM
                                                                              TO BE WELL
                                                         MINIMUM          CAPITALIZED UNDER
                                                         CAPITAL          PROMPT CORRECTIVE
                                   ACTUAL             REQUIREMENT        ACTION PROVISIONS
                             AMOUNT    RATIO       AMOUNT     RATIO        AMOUNT     RATIO
                            --------   ------     --------    -----       --------    ------
DECEMBER 31, 2004:
Total capital to
risk-weighted assets:
     Consolidated           $133,181    18.89%    $ 56,399    >or=8%        $  n/a       n/a
     Bank                    107,974    15.66%      55,172    >or=8%        68,965    >or=10%

Tier 1 capital to
risk-weighted assets:
     Consolidated            121,050    17.17%      28,200    >or=4%           n/a       n/a
     Bank                     98,637    14.30%      27,586    >or=4%        41,379     >or=6%

Tier 1 capital to
 average assets:
     Consolidated            121,050    10.69%      45,276    >or=4%           n/a       n/a
     Bank                     98,637     8.95%      44,103    >or=4%        55,129     >or=5%

DECEMBER 31, 2003:
Total capital to
risk-weighted assets:
     Consolidated           $125,136    20.61%    $ 48,564    >or=8%        $  n/a       n/a
     Bank                    102,050    17.31%      47,160    >or=8%        58,950    >or=10%

Tier 1 capital to
risk-weighted assets:
     Consolidated            113,307    18.67%      24,282    >or=4%           n/a       n/a
     Bank                     93,289    15.83%      23,580    >or=4%        35,370     >or=6%

Tier 1 capital to
average assets:
     Consolidated            113,307    10.80%      41,968    >or=4%           n/a       n/a
     Bank                     93,289     9.13%      40,854    >or=4%        51,068     >or=5%

Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year's net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation's dividends in 2005 may not exceed $17,085,000, plus consolidated net income for 2005. Additionally, banking regulators limit the amount of dividends that may be paid by the Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $88,610,000 at December 31, 2004, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Bank's stockholder's equity (excluding accumulated other comprehensive income) or $9,864,000 at December 31, 2004.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET

                                                                     DECEMBER 31,
(IN THOUSANDS)                                                    2004       2003
ASSETS
Cash                                                            $    725    $    329
Investment in subsidiaries:
     Citizens & Northern Bank                                    104,989     100,754
     Citizens & Northern Investment Corporation                   25,270      23,758
     Bucktail Life Insurance company                               2,373       2,223
Other assets                                                          99          54
                                                                --------    --------
TOTAL ASSETS                                                    $133,456    $127,118
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                                               $  1,864    $  1,763
Other liabilities                                                      7          12
Stockholders' equity                                             131,585     125,343
                                                                --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $133,456    $127,118
                                                                ========    ========

CONDENSED INCOME STATEMENT

                                                                   YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                   2004        2003        2002
Dividends from Citizens & Northern Bank                        $ 7,582      $ 6,870     $ 7,063
Other dividend income and security gains                             5            -         174
Expenses                                                          (123)        (183)       (140)
                                                               -------      -------     -------
Income before equity in undistributed income
  of subsidiaries                                                7,464        6,687       7,097
Equity in undistributed income of subsidiaries                   7,399        9,570       7,862
                                                               -------      -------     -------
NET INCOME                                                     $14,863      $16,257     $14,959
                                                               =======      =======     =======

CONDENSED STATEMENT OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
(IN THOUSANDS)                                                   2004        2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $14,863     $16,257     $14,959
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in undistributed net income of
       subsidiaries                                              (7,399)     (9,570)     (7,862)
     Amortization of restricted stock                                85         102          80
     (Increase) decrease in other assets                            (45)         (9)        (32)
     Increase in other liabilities                                   78          68          98
                                                                -------     -------     -------
     Net Cash Provided by Operating Activities                    7,582       6,848       7,243
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES,
  Investment in subsidiary                                            -        (460)       (783)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of treasury stock                              528         197          76
  Purchase of treasury stock                                       (575)       (174)       (239)
  Dividends paid                                                 (7,139)     (6,674)     (6,038)
                                                                -------     -------     -------
     Net Cash Used in Financing Activities                       (7,186)     (6,651)     (6,201)
                                                                -------     -------     -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       396        (263)        259
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                           329         592         333
                                                                -------     -------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $   725     $   329     $   592
                                                                =======     =======     =======

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2003 and 2002:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                              2004 QUARTER ENDED
                                                        MAR. 31,   JUNE 30,      SEPT. 30,    DEC. 31,
Interest income                                        $  14,015  $  14,343      $   14,573  $  14,991
Interest expense                                           5,703      5,493           5,665      5,745
                                                       ---------  ---------      ----------  ---------
Interest margin                                            8,312      8,850           8,908      9,246
Provision for loan losses                                    350        350             350        350
                                                       ---------  ---------      ----------  ---------
Interest margin after provision for loan losses            7,962      8,500           8,558      8,896
Other income                                               1,625      1,855           1,627      1,815
Securities gains                                             964        321             459      1,133
Other expenses                                             6,228      6,289           6,738      6,746
                                                       ---------  ---------      ----------  ---------
Income before income tax provision                         4,323      4,387           3,906      5,098
Income tax provision                                         617        698             501      1,035
                                                       ---------  ---------      ----------  ---------
Net income                                             $   3,706  $   3,689      $    3,405  $   4,063
                                                       =========  =========      ==========  =========
Net income per share - basic                           $    0.45  $    0.45      $     0.42  $    0.50
                                                       =========  =========      ==========  =========
Net income per share - diluted                         $    0.45  $    0.45      $     0.41  $    0.49
                                                       =========  =========      ==========  =========

(IN THOUSANDS, EXCEPT PER SHARE DATA)                              2003 QUARTER ENDED
                                                        MAR. 31,  JUNE 30,       SEPT. 30,   DEC. 31,
Interest income                                        $  13,930  $  13,943      $   13,553  $ 13,797
Interest expense                                           6,243      6,089           5,655     5,550
                                                       ---------  ---------      ----------  --------
Interest margin                                            7,687      7,854           7,898     8,247
Provision for loan losses                                    350        250             250       250
                                                       ---------  ---------      ----------  --------
Interest margin after provision for loan losses            7,337      7,604           7,648     7,997
Other income                                               1,540      1,628           1,705     1,722
Securities gains                                           1,721        908             660     1,510
Other expenses                                             5,532      5,356           5,336     5,890
                                                       ---------  ---------      ----------  --------
Income before income tax provision                         5,066      4,784           4,677     5,339
Income tax provision                                         994        864             759       992
                                                       ---------  ---------      ----------  --------
Net income                                             $   4,072  $   3,920      $    3,918  $  4,347
                                                       =========  =========      ==========  ========
Net income per share - basic                           $    0.50  $    0.48      $     0.48  $   0.53
                                                       =========  =========      ==========  ========
Net income per share - diluted                         $    0.50  $    0.48      $     0.48  $   0.53
                                                       =========  =========      ==========  ========

21. PENDING MERGER

In November 2004, the Corporation, along with Canisteo Valley Corporation ("Canisteo"), announced the signing of a definitive agreement and plan of merger. Canisteo is the parent company of First State Bank; a New York State chartered commercial bank with two offices in Steuben County, NY, and assets of $42.5 million as of September 30, 2004.

Under the agreement, the Corporation will acquire Canisteo in an all-cash merger transaction. The transaction, which has been approved by the Boards of Directors of both companies, is expected to be completed during the third quarter 2005, pending Canisteo stockholder approval, regulatory approval, and other customary conditions of closing.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                            Parente Randolph, LLC /s/

Williamsport, Pennsylvania
February 24, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, under the supervision of and with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Corporation's management, including the principal executive officer and principal financial officer, the Corporation is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Corporation's evaluation of its internal control over financial reporting has not yet been completed. Accordingly, as permitted by Securities and Exchange Act of 1934 Release No. 50754, management's annual report on internal control over financial reporting and the related attestation report of the registered public accounting firm are not included in this Form 10-K.

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2004 that was not disclosed.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions "Proposal 1 - Election of Directors," "Corporation's and Bank's Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Director Committees, Attendance at Meetings and Compensation of Directors" and "Stockholder Proposals" of the Corporation's proxy statement dated March 22, 2005 for the annual meeting of stockholders to be held on April 19, 2005.

The Corporation's Board of Directors has adopted a Code of Ethics, available on the Corporation's web site at www.cnbankpa.com for the Corporation's employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation's employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions "Executive Compensation," "Stock Incentive plan," "Option Grants," "Aggregated Stock Options Exercised During 2004 and Year-end Option Values," "Pension Plan," "Savings Plan," "Incentive Award Plan" and "Change in Control Agreements" of the Corporation's proxy statement dated March 22, 2005 for the annual meeting of stockholders to be held on April 19, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption "Security Ownership of Management" of the Corporation's proxy statement dated March 22, 2005 for the annual meeting of stockholders to be held on April 19, 2005.

"Equity Compensation Plan Information" as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 14 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions" of the Corporation's proxy statement dated March 22, 2005 for the annual meeting of stockholders to be held on April 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation's independent auditors, Parente Randolph, LLC, the audit committee's pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption "Audit Committee" of the Corporation's proxy statement dated March 22, 2005 for the annual meeting of stockholders to be held on April 19, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

                                                                          Page
                                                                          -----
Report of Independent Registered Public Accounting Firm                      59

Financial Statements:
     Consolidated Balance Sheet - December 31, 2004 and 2003                 29
     Consolidated Statement of Income - Years Ended
         December 31, 2004, 2003 and 2002                                    30
     Consolidated Statement of Changes in Stockholders' Equity - Years
           Ended December 31, 2004, 2003 and 2002                            31
     Consolidated Statement of Cash Flows - Years Ended
          December 31, 2004, 2003 and 2002                                   32
     Notes to Consolidated Financial Statements                           33-58

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization,
arrangement, liquidation or succession    Not applicable

3. (i)Articles of Incorporation           Incorporated by reference to the
                                          exhibits filed with the Corporation's
                                          registration statement on Form S-4 on
                                          March 27, 1987.

3. (ii) By-laws                           Incorporated by reference to Exhibit
                                          3.1 of the Corporation's Form 8-K
                                          filed August 25, 2004

4. Instruments defining the rights of
security holders, including indentures    Not applicable

9. Voting trust agreement                 Not applicable

10.Material contracts:

  10.1 Form of Indemnification
    Agreements dated May 2004 between
    the Corporation and the Directors
    and certain officers                  Filed herewith

  10.2 Change in Control Agreement
    dated December 31, 2003 between
    the Corporation and Thomas L. Rudy,
    Jr.                                   Filed herewith

  Change in Control Agreement dated       Incorporated by reference to the
    December 31, 2003 between the         exhibits filed with the Corporation's
    Corporation and Craig G.              Form 10-K on March 10, 2004
    Litchfield

  Change in Control Agreement dated       Incorporated by reference to the
    December 31, 2003 between the         exhibits filed with the Corporation's
    Corporation and Mark A. Hughes        Form 10-K on March 10, 2004

  Change in Control Agreement dated       Incorporated by reference to the
    December 31, 2003 between the         exhibits filed with the Corporation's
    Corporation and Matthew P. Prosseda   Form 10-K on March 10, 2004

  Change in Control Agreement dated       Incorporated by reference to the
    December 31, 2003 between the         exhibits filed with the Corporation's
    Corporation and Deborah E. Scott      Form 10-K on March 10, 2004

  Second Amendment to Citizens &          Incorporated by reference to the
    Northern Corporation Stock            exhibits filed with the Corporation's
    Incentive Plan                        Form 10-K on March 10, 2004

  First Amendment to Citizens &           Incorporated by reference to the
    Northern Corporation Stock            exhibits filed with the Corporation's
    Incentive Plan                        Form 10-K on March 10, 2004

  Citizens & Northern Corporation         Incorporated by reference to the
    Stock Incentive Plan                  exhibits filed with the Corporation's
                                          Form 10-K on March 10, 2004

  Citizens & Northern Corporation         Incorporated by reference to the
    Independent Directors Incentive       exhibits Stock filed with the
    Plan                                  Corporation's proxy statement
                                          dated March 19, 2001 for the annual
                                          meeting of stockholders held on
                                          April 17, 2001.

11. Statement re: computation of per      Information concerning the computation
share earnings                            of earnings per share is provided in
                                          Note 3 to the Consolidated Financial
                                          Statements, which is included in
                                          Part II, Item 8 of Form 10-K.

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

31. Rule 13a-14(a)/15d-14(a)
certifications:

     31.1 Certification of Chief
     Executive Officer                    Filed herewith

     31.2 Certification of Chief
     Financial Officer                    Filed herewith

32. Section 1350 certifications           Filed herewith

99. Additional exhibits:

     99.1 Additional information
     mailed to stockholders with proxy
     statement and Form 10-K on
     March 22, 2005                       Filed herewith

(b) Exhibits - The required exhibits are listed under Part IV, Item 15(a)(3) of Form 10-K.

(c) Financial statement schedules are omitted because the required information is not applicable or is included elsewhere in Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: Craig G. Litchfield /s/
---------------------------
Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date: March 11, 2005

By: Mark A. Hughes /s/
----------------------
Treasurer and Principal Accounting Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

  /s/ Dennis F. Beardslee               /s/ Edward L. Learn
        Dennis F. Beardslee                   Edward L. Learn
      Date: March 11, 2005                  Date: March 11, 2005

  /s/ R. Robert DeCamp                  /s/ Craig G. Litchfield
        R. Robert DeCamp                      Craig G. Litchfield
      Date: March 11, 2005                  Date: March 11, 2005

  /s/ Jan E. Fisher                     /s/ Edward H. Owlett, III
        Jan E. Fisher                         Edward H. Owlett, III
      Date: March 11, 2005                  Date: March 11, 2005

  /s/ R. Bruce Haner                    /s/ Leonard Simpson
        R. Bruce Haner                        Leonard Simpson
      Date: March 11, 2005                  Date: March 11, 2005

  /s/ Susan E. Hartley                  /s/ James E. Towner
        Susan E. Hartley                      James E. Towner
      Date: March 11, 2005                  Date: March 11, 2005

  /s/ Karl W. Kroeck                    /s/ Ann M. Tyler
        Karl W. Kroeck                        Ann M. Tyler
      Date: March 11, 2005                  Date: March 11, 2005

  /s/ Leo F. Lambert
        Leo F. Lambert
      Date: March 11, 2005