Form 10-K/A
period 2004-12-31
CITIZENS & NORTHERN CORP
filed 2005-04-28
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of its shareholders held April 19, 2005 are incorporated by reference into Parts III and IV of this report.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends in their entirety Items 9A and 15 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 14, 2005. The purpose of this Amendment No. 1 is to include Management's Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm. All information contained in this Amendment No. 1 is as of December 31, 2004 and does not reflect any subsequent information or events.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of Citizens & Northern Corporation and subsidiaries (the "Corporation"), under the supervision of and with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation's disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Corporation's system of internal control over financial reporting has been designed to provide reasonable assurance to the Corporation's management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Any system of internal control over financial reporting, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and presentation.

The Corporation's management has assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2004, the Corporation's internal control over financial reporting was effective.

Parente Randolph, LLC, the independent registered public accounting firm that audited the Corporation's consolidated financial statements, has issued an audit report on management's assessment of internal control over financial reporting as of December 31, 2004. That report appears below.


APRIL 11, 2005                              BY:  CRAIG G. LITCHFIELD /S/
--------------                                   -----------------------
     DATE                                        CHAIRMAN, PRESIDENT AND
                                                 CHIEF EXECUTIVE OFFICER


APRIL 11, 2005                              BY:  MARK A. HUGHES /S/
--------------                                   ------------------
      DATE                                       TREASURER AND CHIEF FINANCIAL
                                                 OFFICER

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Citizens & Northern Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Citizens & Northern Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citizens & Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 24, 2005 expressed an unqualified opinion.





                            Parente Randolph, LLC /s/

Williamsport, Pennsylvania
April 11, 2005

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8 of Form 10-K, filed with the Securities and Exchange Commission on March 14, 2005:


                                                                          Page
                                                                          ----

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

3. (ii) By-laws                                                            Incorporated by reference to Exhibit 3.1
                                                                           of the Corporation's Form 8-K
                                                                           filed August 25, 2004

4. Instruments defining the rights of security holders,
   including indentures                                                    Not applicable

9. Voting trust agreement                                                  Not applicable

10. Material contracts:

       10.1 Form of Indemnification Agreements dated May 2004
         between the Corporation and the Directors and certain officers   Filed with Form 10-K on March 14, 2005

       10.2 Change in Control Agreement dated December 31, 2003
         between the Corporation and Thomas L. Rudy, Jr.                   Filed with Form 10-K on March 14, 2005

       Change in Control Agreement dated December 31, 2003                 Incorporated by reference to the exhibits
         between the Corporation and Craig G. Litchfield                   filed with the Corporation's Form 10-K
                                                                           on March 10, 2004


       Change in Control Agreement dated December 31, 2003                 Incorporated by reference to the exhibits
         between the Corporation and Mark A. Hughes                        filed with the Corporation's Form 10-K
                                                                           on March 10, 2004

       Change in Control Agreement dated December 31, 2003                 Incorporated by reference to the exhibits
         between the Corporation and Matthew P. Prosseda                   filed with the Corporation's Form 10-K
                                                                           on March 10, 2004

       Change in Control Agreement dated December 31, 2003                 Incorporated by reference to the exhibits
         between the Corporation and Deborah E. Scott                      filed with the Corporation's Form 10-K
                                                                           on March 10, 2004

       Second Amendment to Citizens & Northern Corporation                 Incorporated by reference to the exhibits
         Stock Incentive Plan                                              filed with the Corporation's Form 10-K
                                                                           on March 10, 2004

       First Amendment to Citizens & Northern Corporation                  Incorporated by reference to the exhibits
          Stock Incentive Plan                                             filed with the Corporation's Form 10-K
                                                                           on March 10, 2004

       Citizens & Northern Corporation Stock Incentive Plan                Incorporated by reference to the exhibits
                                                                           filed with the Corporation's Form 10-K
                                                                           on March 10, 2004

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

16. Letter re: change in certifying accountant                             Not applicable

18. Letter re: change in accounting principles                             Not applicable

21. Subsidiaries of the registrant                                         Filed with Form 10-K on March 14, 2005

22. Published report regarding matters submitted to
  vote of security holders                                                 Not applicable

23. Consents of experts and counsel                                        Not applicable

24. Power of attorney                                                      Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:

       31.1 Certification of Chief Executive Officer                       Filed with this Form 10-K/A

       31.2 Certification of Chief Financial Officer                       Filed with this Form 10-K/A

32. Section 1350 certifications                                            Filed with this Form 10-K/A

99. Additional exhibits:

       99.1 Additional information mailed to stockholders
          with proxy statement and Form 10-K on March 22, 2005             Filed with Form 10-K on March 14, 2005


(b) Exhibits - The required exhibits are listed under Part IV, Item 15(a)(3) of Form 10-K/A.

(c) Financial statement schedules are omitted because the required information is not applicable or is included elsewhere in Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




By: Craig G. Litchfield /s/
    -----------------------
Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date: April 27, 2005



By: Mark A. Hughes /s/
    ------------------
Treasurer and Principal Accounting Officer

Date: April 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

  /s/   Dennis F. Beardslee                    /s/   Edward L. Learn
             Dennis F. Beardslee                         Edward L. Learn
        Date: April 27, 2005                         Date: April 27, 2005

  /s/   R. Robert DeCamp                       /s/   Craig G. Litchfield
             R. Robert DeCamp                            Craig G. Litchfield
        Date: April 27, 2005                         Date: April 27, 2005

  /s/   Jan E. Fisher                          /s/   Edward H. Owlett, III
             Jan E. Fisher                                Edward H. Owlett, III
        Date: April 27, 2005                         Date: April 27, 2005

  /s/   R. Bruce Haner                         /s/   Leonard Simpson
            R. Bruce Haner                               Leonard Simpson
        Date: April 27, 2005                         Date: April 27, 2005

  /s/   Susan E. Hartley                       /s/   James E. Towner
            Susan E. Hartley                             James E. Towner
        Date: April 27, 2005                         Date: April 27, 2005

  /s/   Karl W. Kroeck                         /s/   Ann M. Tyler
            Karl W. Kroeck                               Ann M. Tyler
        Date: April 27, 2005                         Date: April 27, 2005

  /s/  Leo F. Lambert
            Leo F. Lambert
       Date: April 27, 2005