Form 10-Q
period 2005-03-31
CITIZENS & NORTHERN CORP
filed 2005-05-10
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three-month period ended March 31, 2005

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

Title                                   Outstanding
Common Stock ($1.00 par value)          8,210,321 Shares Outstanding May 4, 2005

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

                       Index

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet - March 31, 2005 and
December 31, 2004                                                              Page    3

Consolidated Statement of Income - Three Months Ended
March 31, 2005 and 2004                                                        Page    4

Consolidated Statement of Cash Flows - Three Months
Ended March 31, 2005 and 2004                                                  Page    5

Notes to Consolidated Financial Statements                                     Pages 6 through 10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            Pages 10 through 23

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                                    Pages 23 through 26

Item 4. Controls and Procedures                                                Page 26

Part II. Other Information                                                     Page 27

Signatures                                                                     Page 28

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer                                                        Page 29

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer                                                        Page 30

Exhibit 32. Section 1350 Certifications                                        Page 31

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                           MARCH 31,      DECEMBER 31,
                                                                             2005             2004
                                                                          (UNAUDITED)        (NOTE)
ASSETS
Cash and due from banks:
     Noninterest-bearing                                                  $    11,818     $    14,845
     Interest-bearing                                                           1,467           4,108
                                                                          -----------     -----------
          Total cash and cash equivalents                                      13,285          18,953
Available-for-sale securities                                                 465,074         475,085
Held-to-maturity securities                                                       429             433
Loans, net                                                                    592,118         572,826
Bank-owned life insurance                                                      18,222          18,083
Accrued interest receivable                                                     5,459           5,094
Bank premises and equipment, net                                               17,130          16,725
Foreclosed assets held for sale                                                   653             497
Other assets                                                                   17,291          15,306
                                                                          -----------     -----------
TOTAL ASSETS                                                              $ 1,129,661     $ 1,123,002
                                                                          ===========     ===========

LIABILITIES
Deposits:
     Noninterest-bearing                                                  $    83,656     $    80,378
     Interest-bearing                                                         600,963         596,167
                                                                          -----------     -----------
          Total deposits                                                      684,619         676,545

Dividends payable                                                               1,888           1,864
Short-term borrowings                                                          50,167          34,178
Long-term borrowings                                                          257,394         270,827
Accrued interest and other liabilities                                          6,768           8,003
                                                                          -----------     -----------
TOTAL LIABILITIES                                                           1,000,836         991,417
                                                                          -----------     -----------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares;
     issued 8,389,418 in 2005 and 8,307,305 in 2004                             8,390           8,307

Stock dividend distributable                                                        -           2,188
Paid-in capital                                                                24,755          22,456
Retained earnings                                                              91,891          90,484
                                                                          -----------     -----------
     Total                                                                    125,036         123,435
Accumulated other comprehensive income                                          5,950          10,535
Unamortized stock compensation                                                   (124)            (46)
Treasury stock, at cost:
     180,097 shares at March 31, 2005                                          (2,037)
     204,659 shares at December 31, 2004                                                       (2,339)
                                                                          -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                    128,825         131,585
                                                                          -----------     -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                  $ 1,129,661     $ 1,123,002
                                                                          ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                     3 MONTHS ENDED
                                                                 MARCH 31,      MARCH 31,
                                                                    2005          2004
INTEREST INCOME
  Interest and fees on loans                                     $    9,006    $    8,235
  Interest on balances with depository institutions                       4             3
  Interest on loans to political subdivisions                           247           214
  Interest on federal funds sold                                          8             1
  Income from available-for-sale and
    held-to-maturity securities:
      Taxable                                                         3,661         3,264
      Tax-exempt                                                      1,472         1,935
      Dividends                                                         295           363
                                                                 ----------    ----------
   Total interest and dividend income                                14,693        14,015
                                                                 ----------    ----------
INTEREST EXPENSE
  Interest on deposits                                                3,426         3,343
  Interest on short-term borrowings                                     225           123
  Interest on long-term borrowings                                    2,306         2,237
                                                                 ----------    ----------
  Total interest expense                                              5,957         5,703
                                                                 ----------    ----------
  Interest margin                                                     8,736         8,312
  Provision for loan losses                                             375           350
  Interest margin after provision for loan losses                     8,361         7,962
                                                                 ----------    ----------
OTHER INCOME
  Service charges on deposit accounts                                   342           421
  Service charges and fees                                               87            76
  Trust and financial management revenue                                479           457
  Insurance commissions, fees and premiums                               98           109
  Increase in cash surrender value of life insurance                    139           159
  Fees related to credit card operation                                 210           184
  Other operating income                                                348           219
                                                                 ----------    ----------
  Total other income before realized gains on securities, net         1,703         1,625
  Realized gains on securities, net                                   1,066           964
                                                                 ----------    ----------
  Total other income                                                  2,769         2,589
                                                                 ----------    ----------
OTHER EXPENSES
  Salaries and wages                                                  2,875         2,671
  Pensions and other employee benefits                                1,032           984
  Occupancy expense, net                                                464           377
  Furniture and equipment expense                                       648           336
  Pennsylvania shares tax                                               215           212
  Other operating expense                                             1,894         1,648
                                                                 ----------    ----------
  Total other expenses                                                7,128         6,228
                                                                 ----------    ----------
  Income before income tax provision                                  4,002         4,323
  Income tax provision                                                  707           617
                                                                 ----------    ----------
NET INCOME                                                       $    3,295    $    3,706
                                                                 ==========    ==========
 PER SHARE DATA:
 Net income - basic                                              $     0.40    $     0.45
 Net income - diluted                                            $     0.40    $     0.45
                                                                 ----------    ----------
 Dividend per share                                              $     0.23    $     0.22
                                                                 ----------    ----------
 Number of shares used in computation - basic                     8,193,240     8,193,182
 Number of shares used in computation - diluted                   8,264,288     8,249,283

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)

                                                                             3 MONTHS ENDED
                                                                          MARCH 31,    MARCH 31,
                                                                           2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  3,295     $  3,706
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                 375          350
     Realized gains on securities, net                                      (1,066)        (964)
     (Gain) loss on sale of foreclosed assets, net                             (50)           6
     Depreciation expense                                                      548          322
     Accretion and amortization, net                                            67          127
     Increase in cash surrender value of life insurance                       (139)        (159)
     Amortization of restricted stock                                           21           24
     Increase in accrued interest receivable and other assets               (2,444)      (1,270)
     Increase in accrued interest payable and other liabilities              1,151          936
                                                                          --------     --------
        Net Cash Provided by Operating Activities                            1,758        3,078
                                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                         3          110
   Proceeds from sales of available-for-sale securities                     31,488       11,526
   Proceeds from calls and maturities of available-for-sale securities      18,204       36,802
   Purchase of available-for-sale securities                               (45,628)     (65,445)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                   (1,832)      (2,463)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                  1,902        1,090
   Net increase in loans                                                   (19,832)      (7,111)
   Purchase of premises and equipment                                         (953)      (2,237)
   Proceeds from sale of foreclosed assets                                      59           42
                                                                          --------     --------
        Net Cash Used in Investing Activities                              (16,589)     (27,686)
                                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                       8,074       (7,145)
   Net increase in short-term borrowings                                    15,989       10,119
   Proceeds from long-term borrowings                                       13,000       41,767
   Repayments of long-term borrowings                                      (26,433)     (19,773)
   Sale of treasury stock                                                      423          407
   Dividends paid                                                           (1,890)      (1,789)
                                                                          --------     --------
        Net Cash Provided by Financing Activities                            9,163       23,586
                                                                          --------     --------
DECREASE IN CASH  AND CASH EQUIVALENTS                                      (5,668)      (1,022)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                18,953       15,171
                                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 13,285     $ 14,149
                                                                          ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Accrued purchase of available-for-sale securities                      $      -     $ 22,096
   Assets acquired through foreclosure of real estate loans               $    165     $      -
   Interest paid                                                          $  5,421     $  4,274
   Income taxes paid                                                      $    420     $    150


The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF INTERIM PRESENTATION

The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2004, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

Results reported for the three months ended March 31, 2005 might not be indicative of the results for the year ending December 31, 2005.

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

                                                           WEIGHTED-
                                                            AVERAGE     EARNINGS
                                                NET         COMMON        PER
                                               INCOME       SHARES       SHARE
QUARTER ENDED MARCH 31, 2005
Earnings per share - basic                   $3,295,000    8,193,240      $0.40
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                      241,417
  Hypothetical share repurchase at $29.99                   (170,369)
                                             ----------    ---------      -----
Earnings per share - diluted                 $3,295,000    8,264,288      $0.40
                                             ==========    =========      =====

QUARTER ENDED MARCH 31, 2004
Earnings per share - basic                   $3,706,000    8,193,182      $0.45
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                      198,006
  Hypothetical share repurchase at $26.24                   (141,905)
                                             ----------    ---------      -----
Earnings per share - diluted                 $3,706,000    8,249,283      $0.45
                                             ==========    =========      =====

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

3. STOCK COMPENSATION PLANS

The Corporation uses the intrinsic value method of accounting for stock compensation plans, under Accounting Principles Board Opinion No. 25 (APB Opinion 25), and as permitted by Statement of Financial Accounting Standards
(SFAS) No. 123. Utilizing the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value, and accordingly, no compensation cost is recorded for them.

The Corporation has also made awards of restricted stock. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock options.

(NET INCOME IN THOUSANDS)

                                                  3 MONTHS ENDED
                                               MARCH 31,   MARCH 31,
                                                 2005        2004
Net income, as reported                        $   3,295   $   3,706
Deduct: Total stock option compensation
  expense determined under fair value
  method for all awards, net of tax effects          (35)        (49)
                                               ---------   ---------

Pro forma net income                           $   3,260   $   3,657
                                               =========   =========

Earnings per share-basic
  As reported                                  $    0.40   $    0.45
  Pro forma                                    $    0.40   $    0.45

Earnings per share-diluted
  As reported                                  $    0.40   $    0.45
  Pro forma                                    $    0.39   $    0.44

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R will require the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. As issued, SFAS No. 123R would have applied to new awards granted, and to modifications of existing awards, on or after July 1, 2005. In April 2005, however, the Securities and Exchange Commission extended the date for mandatory implementation of SFAS No. 123R, effectively requiring the Corporation to apply SFAS No. 123R in the first quarter 2006. The Corporation does not plan early implementation of the provisions of SFAS No. 123R.

4. COMPREHENSIVE INCOME

U.S. generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet, changes in unrealized gains and losses on available-for-sale securities, along with net income, are components of comprehensive income.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The components of comprehensive income, and the related tax effects, are as follows:

                                                                         QUARTERS ENDED
                                                                            MARCH 31,
(IN THOUSANDS)                                                          2005        2004
Net income                                                            $  3,295    $  3,706

Unrealized holding (losses) gains on available-for-sale securities      (5,881)      4,865
Less: Reclassification adjustment for gains realized in income          (1,066)       (964)
                                                                      --------    --------
Other comprehensive (loss) income before income tax                     (6,947)      3,901
Income tax related to other comprehensive income/loss                    2,362      (1,326)
                                                                      --------    --------
Other comprehensive (loss) income                                       (4,585)      2,575
                                                                      --------    --------

Comprehensive (loss) income                                           $ (1,290)   $  6,281
                                                                      ========    ========

5. SECURITIES

Amortized cost and fair value of securities at March 31, 2005 are summarized as follows:

                                                                       MARCH 31, 2005
                                                                    GROSS         GROSS
                                                                  UNREALIZED    UNREALIZED
                                                    AMORTIZED      HOLDING       HOLDING        FAIR
(IN THOUSANDS)                                        COST          GAINS         LOSSES        VALUE
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $       -     $        -    $        -    $      -
Obligations of other U.S. Government agencies          46,014             24        (1,012)     45,026
Obligations of states and political subdivisions      120,804          3,105        (1,030)    122,879
Other securities                                       94,704          1,722          (679)     95,747
Mortgage-backed securities                            172,754            534        (3,484)    169,804
                                                    ---------     ----------    ----------    --------
Total debt securities                                 434,276          5,385        (6,205)    433,456
Marketable equity securities                           21,783         10,175          (340)     31,618
                                                    ---------     ----------    ----------    --------
Total                                               $ 456,059     $   15,560    $   (6,545)   $465,074
                                                    =========     ==========    ==========    ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $     315     $       15    $        -    $    330
Obligations of other U.S. Government agencies              98             11             -         109
Mortgage-backed securities                                 16              1             -          17
                                                    ---------     ----------    ----------    --------
Total                                               $     429     $       27    $        -    $    456
                                                    =========     ==========    ==========    ========

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005.

                                                     LESS THAN 12 MONTHS         12 MONTHS OR MORE                TOTAL
                                                      FAIR      UNREALIZED      FAIR       UNREALIZED      FAIR       UNREALIZED
(IN THOUSANDS)                                        VALUE       LOSSES        VALUE        LOSSES        VALUE        LOSSES
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $       -   $        -    $      -     $        -    $       -    $        -
Obligations of other U.S. Government agencies          33,574         (426)      9,403           (586)      42,977        (1,012)
Obligations of states and political subdivisions       27,987         (571)     11,268           (459)      39,255        (1,030)
Other securities                                       47,810         (644)      5,063            (35)      52,873          (679)
Mortgage-backed securities                            118,043       (2,543)     28,842           (941)     146,885        (3,484)
                                                    ---------   ----------    --------     ----------    ---------    ----------
Total debt securities                                 227,414       (4,184)     54,576         (2,021)     281,990        (6,205)
Marketable equity securities                            5,000         (202)        766           (138)       5,766          (340)
                                                    ---------   ----------    --------     ----------    ---------    ----------
Total temporarily impaired available-for-sale
  securities                                        $ 232,414   $   (4,386)   $ 55,342     $   (2,159)   $ 287,756    $   (6,545)
                                                    =========   ==========    ========     ==========    =========    ==========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $       -   $        -    $      -     $        -    $       -    $        -
Obligations of other U.S. Government agencies               -            -           -              -            -             -
Mortgage-backed securities                                  -            -           -              -            -             -
                                                    ---------   ----------    --------     ----------    ---------    ----------
Total temporarily impaired held-to-maturity
  securities                                        $       -   $        -    $      -     $        -    $       -    $        -
                                                    =========   ==========    ========     ==========    =========    ==========

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities at March 31, 2005 were not other-than-temporarily impaired. Management also believes, based on the financial condition and near-term prospects of the issuers, the Corporation's marketable equity securities were not other-than-temporarily impaired.

6. DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.

In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance and will not affect the Corporation's future expenses. Similarly, such feature will minimize the impact, if any, of the Medicare Prescription Drug, Improvement and Modernization Act (the "Act"), signed into law in December 2003. The Corporation has not yet determined whether benefits provided under the postretirement plan are actuarially equivalent to benefits that will be available under Medicare Part D. Accordingly, the financial statement amounts and disclosures related to the postretirement benefits plan do not reflect the effects of the Act.

The Corporation uses a December 31 measurement date for its plans.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The components of net periodic benefit costs from these defined benefit plans are as follows:

                                                     PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                      3 MONTHS ENDED           3 MONTHS ENDED
                                                         MARCH 31,                 MARCH 31,
(IN THOUSANDS)                                      2005        2004          2005         2004
Service cost                                      $    119    $    119     $      12    $       11
Interest cost                                          155         155            17            16
Expected return on plan assets                        (198)       (187)            -             -
Amortization of transition (asset) obligation           (6)         (6)            9             9
Recognized net actuarial loss (gain)                    10          16             1             1
                                                  --------    --------     ---------    ----------
Net periodic benefit cost (benefit)               $     80    $     97     $      39    $       37
                                                  ========    ========     =========    ==========

The Corporation fully funded its 2005 defined benefit pension contribution of $178,000 in April 2005. In the first quarter of 2005, the Corporation funded postretirement contributions totaling $13,000, with estimated annual postretirement contributions of $60,000 expected in 2005 for the full year.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART I - FINANCIAL INFORMATION (CONTINUED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", "likely", "expect", "plan", "anticipate", "target", "forecast", and "goal". These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management's control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

REFERENCES TO 2005 AND 2004

Unless otherwise noted, all references to "2005" in the following discussion of operating results are intended to mean the three months ended March 31, 2005, and similarly, references to "2004" are intended to mean the three months ended March 31, 2004.

EARNINGS OVERVIEW

Net income in 2005 was $3,295,000, or $.40 per share - basic and diluted. This represents a decrease of 11.1% in net income compared to 2004. Return on average assets was 1.17% in 2005, as compared to 1.38% in 2004. Return on average equity was 9.87% in 2005, as compared to 11.45% in 2004.

The most significant income statement changes between 2005 and 2004 were as follows:

      - The interest margin increased $424,000, or 5.1%, to $8,736,000 in 2005 from $8,312,000 in 2004, mainly as a result of growth in loans. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

      - Net realized gains on securities were $1,066,000 in 2005, compared to $964,000 in 2004. In 2005, net gains from sales of equity securities amounted to $406,000. Also in 2005, the Corporation sold a Trust Preferred security for a gain of $445,000, and had net gains from sales of municipal bonds of $262,000. In 2004, gains from sales of equity securities amounted to $926,000.

      - Other (noninterest) expenses increased $900,000, or 14.5%, in 2005 compared to 2004. The increase reflects depreciation and maintenance costs associated with the new core banking software system, which was implemented in the fourth quarter 2004, as well as higher payroll costs from additional employees, including several new employees added due to the expansion into Williamsport and South Williamsport in 2004, and increases in several other categories of expenses. Increases in other expenses are described in more detail in the "Noninterest Expense" section of Management's Discussion and Analysis.

      - The income tax provision increased to $707,000 in 2005 from $617,000 in 2004. The Corporation's effective tax rate rose to 17.7% in 2005 from 14.3% in 2004. This higher effective tax rate resulted mainly from management's decision to decrease the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets, to avoid or reduce what would have otherwise been a substantial alternative minimum tax liability.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                   MAR. 31,   DEC. 31,    SEPT. 30,    JUNE 30,    MAR. 31,
                                                    2005        2004        2004         2004        2004
Interest income                                   $ 14,693    $ 14,991    $  14,573    $ 14,343    $ 14,015
Interest expense                                     5,957       5,745        5,665       5,493       5,703
                                                  --------    --------    ---------    --------    --------
Interest margin                                      8,736       9,246        8,908       8,850       8,312
Provision for loan losses                              375         350          350         350         350
                                                  --------    --------    ---------    --------    --------
Interest margin after provision for loan losses      8,361       8,896        8,558       8,500       7,962
Other income                                         1,703       1,815        1,627       1,855       1,625
Securities gains                                     1,066       1,133          459         321         964
Other expenses                                       7,128       6,746        6,738       6,289       6,228
                                                  --------    --------    ---------    --------    --------
Income before income tax provision                   4,002       5,098        3,906       4,387       4,323
Income tax provision                                   707       1,035          501         698         617
                                                  --------    --------    ---------    --------    --------
Net income                                        $  3,295    $  4,063    $   3,405    $  3,689    $  3,706
                                                  ========    ========    =========    ========    ========
Net income per share - basic                      $   0.40    $   0.50    $    0.42    $   0.45    $   0.45
                                                  ========    ========    =========    ========    ========
Net income per share - diluted                    $   0.40    $   0.49    $    0.41    $   0.45    $   0.45
                                                  ========    ========    =========    ========    ========

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PROSPECTS FOR THE REMAINDER OF 2005

Management expects 2005 to be a year of expansion. Construction is currently underway in Jersey Shore, with opening of our 20th branch location expected by the third quarter of this year, and we anticipate construction of a branch in Old Lycoming Township to begin at or near the time the Jersey Shore project is completed. We have filed regulatory applications for the acquisition of Canisteo Valley Corporation, the holding company for First State Bank of Canisteo, NY, with total assets of approximately $43 million at March 31, 2005. We expect to close the transaction by the 3rd quarter of this year. Finally, construction has begun on a new administrative building in Wellsboro, within 2 blocks of the main office.

Management expects the investments in new markets to provide future, continuing opportunities for earnings growth. Expansion into Williamsport has contributed to growth in commercial lending volume over the last half of 2004 and first quarter 2005, and management expects continuing opportunities in the Lycoming County market. However, as evidenced by our lower earnings performance in the 1st quarter, it will be difficult to achieve earnings for the year 2005 comparable to 2004's annual results. Short-term interest rates have been rising faster than long-term rates, and further increases in short-term rates are expected over the remainder of 2005. As reflected in Table I above, the net interest margin in the first quarter 2005 of $8,736,000 was down from $9,246,000 in the fourth quarter 2004. Management expects rising short-term interest rates to continue to have a negative effect on the Corporation's net interest margin throughout much of 2005. The Corporation's exposure to interest rate risk is discussed in more detail in Item 3. Consistent with the first quarter results discussed above, noninterest expense in 2005 is expected to be up significantly, mainly due to payroll and other start-up costs related to the new branches, as well as costs from the planned administrative facility and a full year of depreciation and maintenance from the core computer system that was placed in service in October 2004.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin for 2005 and 2004. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $9,546,000 in 2005, an increase of $225,000, or 2.4%, over 2004. As reflected in Table IV, the increase in net interest margin was caused mainly by growth in volume of loans. Overall, increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $246,000 in 2005 compared to 2004. Table IV also shows that interest rate changes had the effect of decreasing net interest income $21,000 in 2005 as compared to 2004. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.32% for the first quarter 2005, compared to 3.43% for the year ended December 31, 2004 and 3.39% for the first quarter 2004.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 3.2%, to $15,503,000 in 2005 from $15,024,000 in 2004.
Interest and fees from loans increased $818,000, or 9.6%, while income from available-for-sale securities decreased $346,000, or 5.4%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of lower average interest rates and a reduction in available-for-sale securities.

As indicated in Table III, average available-for-sale securities in the first quarter 2005 amounted to $454,517,000, a decrease of 2.9% from the first quarter 2004. Proceeds from sales and maturities of securities have been used, in part, to help fund the substantial growth in loans. Also, because short-term interest rates have been rising faster than long-term rates, there have been few opportunities to purchase mortgage-backed securities or other bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities was 5.46% for first quarter 2005, lower than the 5.56% level in the first quarter 2004, but slightly higher than the rate of return for the year ended December 31, 2004 of 5.41%.

Tax-exempt securities (municipal bonds) were a smaller portion of the available-for-sale securities portfolio in the first quarter 2005 than in the first quarter 2004. The average balance of municipal bonds shrunk to $122,536,000, or 27% of the portfolio, in the first quarter 2005 from $160,624,000, or 34% of the portfolio, in the first 3 months of 2004. On a taxable equivalent basis, municipal bonds are the highest yielding category of available-for-sale security. Management decided to reduce the Corporation's investment in municipal bonds during the fourth quarter 2004, in order to reduce or eliminate the alternative minimum tax liabilities incurred in 2004, and that would otherwise have been expected for 2005.

The average balance of gross loans increased 12.7% in the first quarter 2005 over the first 3 months of 2004, to $596,513,000 from $529,155,000. The largest growth was in commercial loans, due in part to new personnel and relationships in Williamsport and throughout Lycoming County, as well as from growth in staffing and an increased emphasis on commercial lending throughout the Corporation's market area over the last few years. The average rate of return on loans fell to 6.37% in the first quarter 2005 from 6.50% in the first 3 months of 2004. The decrease in average rate was affected, in part, by substantial competition for commercial loan relationships with high credit quality, particularly in Lycoming County.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense rose $254,000, or 4.5%, to $5,957,000 in 2005 from $5,703,000 in 2004. Table III reflects the current trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities rose to 2.65% for the first quarter 2005, from 2.53% for the year ended December 31, 2004 and down slightly from 2.66% for the first quarter 2004. In Table III, you can see the impact of rising short-term interest rates on some of the Corporation's largest sources of funds: (1) money market accounts, which increased to an average rate of 1.82% in 2005 from 1.24% in the first quarter 2004, (2) certificates of deposit, which increased to an average rate of 3.07% from 2.80%, and (3) short-term borrowings, which rose to an average rate of 2.08% from 1.24%. Helping to offset some of the impact of rising short-term market rates were IRAs, for which the average rate fell to 3.49% from 4.81%, and long-term borrowings, for which the average rate fell to 3.44% from 3.67%. In the first quarter 2004, the average rate paid on the majority of the Corporation's IRAs was 5%, which was the "floor" on 18-month passbook IRAs that existed prior to October 1, 2003. Effective April 1, 2004, the floor on those IRAs fell to 3%, and the Corporation's passbook IRA rate has ranged from 3.25% to 3.50% thereafter. The decrease in average rate incurred on long-term borrowings resulted from repayment of borrowings originated in earlier interest rate cycles at higher rates, with replacements in either short-term instruments or long-term instruments at lower rates, mostly during the second and third quarters of 2004.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $671,165,000 in the first three months of 2005 from $652,398,000 in the first three months of 2004. This represents an increase of 2.9%. Of the increase in average deposits, the largest growth categories were money market deposits of $11,483,000, or 6.2% and IRA's of $6,776,000, or 5.9%.

Average total short-term and long-term borrowed funds increased $30,656,000 to $315,783,000 in the first quarter 2005 from $285,127,000 in the first quarter 2004. In 2004, the Corporation utilized borrowings to fund security purchases and to help fund loan growth. In the first quarter 2005, this trend has changed, as management has begun to use proceeds from the securities portfolio to help fund loan growth, has allowed total borrowings to remain approximately stagnant, and in an attempt to contain the amount of growth in interest expense, has rolled over maturing long-term borrowings into overnight or short-term borrowings. This change in trend is reflected in the consolidated balance sheet, as total short-term borrowings increased to $50,167,000 at March 31, 2005 from $34,178,000 at December 31, 2004, and total long-term borrowings decreased to $257,394,000 at March 31, 2005 from $270,827,000 at December 31, 2004.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,               INCREASE/
(IN THOUSANDS)                                                     2005               2004       (DECREASE)
INTEREST INCOME
Available-for-sale securities:
     Taxable                                                    $    3,950           $ 3,620     $      330
     Tax-exempt                                                      2,168             2,844           (676)
                                                                ----------           -------     ----------
          Total available-for-sale securities                        6,118             6,464           (346)
                                                                ----------           -------     ----------
Held-to-maturity securities,
     Taxable                                                             6                 7             (1)
Interest-bearing due from banks                                          4                 3              1
Federal funds sold                                                       8                 1              7
Loans:
     Taxable                                                         9,006             8,235            771
     Tax-exempt                                                        361               314             47
                                                                ----------           -------     ----------
          Total loans                                                9,367             8,549            818
                                                                ----------           -------     ----------
Total Interest Income                                               15,503            15,024            479
                                                                ----------           -------     ----------

INTEREST EXPENSE
Interest checking                                                       58                57              1
Money market                                                           887               575            312
Savings                                                                 70                68              2
Certificates of deposit                                              1,365             1,270             95
Individual Retirement Accounts                                       1,045             1,371           (326)
Other time deposits                                                      1                 2             (1)
Short-term borrowings                                                  225               123            102
Long-term borrowings                                                 2,306             2,237             69
                                                                ----------           -------     ----------
Total Interest Expense                                               5,957             5,703            254
                                                                ----------           -------     ----------

Net Interest Income                                             $    9,546           $ 9,321     $      225
                                                                ==========           =======     ==========

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES


                                                       3 MONTHS                  YEAR                     3 MONTHS
                                                         ENDED      RATE OF      ENDED         RATE OF      ENDED         RATE OF
                                                       3/31/2005    RETURN/    12/31/2004       RETURN/    3/31/2004       RETURN/
                                                        AVERAGE     COST OF     AVERAGE        COST OF      AVERAGE       COST OF
(DOLLARS IN THOUSANDS)                                  BALANCE     FUNDS %     BALANCE        FUNDS %      BALANCE       FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     Taxable                                          $   331,981      4.83%   $  331,447        4.65%   $   307,321         4.74%
     Tax-exempt                                           122,536      7.18%      151,049        7.09%       160,624         7.12%
                                                      -----------      ----    ----------        ----    -----------         ----
          Total available-for-sale securities             454,517      5.46%      482,496        5.41%       467,945         5.56%
                                                      -----------      ----    ----------        ----    -----------         ----
Held-to-maturity securities,
     Taxable                                                  431      5.65%          460        5.87%           504         5.59%

Interest-bearing due from banks                               856      1.90%        1,449        0.76%           965         1.25%
Federal funds sold                                          1,514      2.14%          778        1.29%           357         1.13%
Loans:
     Taxable                                              573,140      6.37%      530,045        6.46%       510,481         6.49%
     Tax-exempt                                            23,373      6.26%       21,307        6.58%        18,674         6.76%
                                                      -----------      ----    ----------        ----    -----------         ----
          Total loans                                     596,513      6.37%      551,352        6.47%       529,155         6.50%
                                                      -----------      ----    ----------        ----    -----------         ----
          Total Earning Assets                          1,053,831      5.97%    1,036,535        5.96%       998,926         6.05%
Cash                                                        9,011                  14,273                     13,268
Unrealized gain/loss on securities                         15,627                  16,182                     21,693
Allowance for loan losses                                  (6,909)                 (6,523)                    (6,166)
Bank premises and equipment                                17,036                  14,953                     12,805
Other assets                                               42,571                  38,621                     36,835
                                                      -----------              ----------                -----------
Total Assets                                          $ 1,131,167              $1,114,041                $ 1,077,361
                                                      ===========              ==========                ===========

INTEREST-BEARING LIABILITIES
Interest checking                                     $    37,276      0.63%   $   39,188        0.59%   $    37,934         0.60%
Money market                                              197,858      1.82%      192,450        1.31%       186,375         1.24%
Savings                                                    56,976      0.50%       57,439        0.49%        54,997         0.50%
Certificates of deposit                                   180,510      3.07%      180,332        2.85%       182,735         2.80%
Individual Retirement Accounts                            121,462      3.49%      116,622        3.75%       114,686         4.81%
Other time deposits                                           950      0.43%        1,275        0.39%         1,057         0.76%
Short-term borrowings                                      43,774      2.08%       39,458        1.37%        39,945         1.24%
Long-term borrowings                                      272,009      3.44%      268,211        3.55%       245,182         3.67%
                                                      -----------      ----    ----------        ----    -----------         ----
          Total Interest-bearing Liabilities              910,815      2.65%      894,975        2.53%       862,911         2.66%
Demand deposits                                            76,133                  82,001                     74,614
Other liabilities                                          10,725                   8,691                     10,396
                                                      -----------              ----------                -----------
Total Liabilities                                         997,673                 985,667                    947,921
                                                      -----------              ----------                -----------
Stockholders' equity, excluding other
 comprehensive income/loss                                123,180                 117,695                    115,123
Other comprehensive income/loss                            10,314                  10,679                     14,317
                                                      -----------              ----------                -----------
Total Stockholders' Equity                                133,494                 128,374                    129,440
                                                      -----------              ----------                -----------
Total Liabilities and Stockholders' Equity            $ 1,131,167              $1,114,041                $ 1,077,361
                                                      ===========              ==========                ===========
Interest Rate Spread                                                   3.32%                     3.43%                       3.39%
Net Interest Income/Earning Assets                                     3.67%                     3.78%                       3.75%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES
(IN THOUSANDS)

                                                                     YTD ENDED 3/31/05 VS. 3/31/04
                                                          CHANGE IN            CHANGE IN               TOTAL
                                                           VOLUME                RATE                 CHANGE
EARNING ASSETS
Available-for-sale securities:
     Taxable                                              $     268            $      62              $   330
     Tax-exempt                                                (696)                  20                 (676)
                                                          ---------            ---------              -------
          Total available-for-sale securities                  (428)                  82                 (346)
                                                          ---------            ---------              -------
Held-to-maturity securities,
     Taxable                                                     (1)                   -                   (1)
Interest-bearing due from banks                                   -                    1                    1
Federal funds sold                                                5                    2                    7
Loans:
     Taxable                                                    927                 (156)                 771
     Tax-exempt                                                  72                  (25)                  47
                                                          ---------            ---------              -------
          Total loans                                           999                 (181)                 818
                                                          ---------            ---------              -------
Total Interest Income                                           575                  (96)                 479
                                                          ---------            ---------              -------

INTEREST-BEARING LIABILITIES
Interest checking                                                (1)                   2                    1
Money market                                                     36                  276                  312
Savings                                                           2                    -                    2
Certificates of deposit                                         (16)                 111                   95
Individual Retirement Accounts                                   74                 (400)                (326)
Other time deposits                                               -                   (1)                  (1)
Short-term borrowings                                            13                   89                  102
Long-term borrowings                                            221                 (152)                  69
                                                          ---------            ---------              -------
Total Interest Expense                                          329                  (75)                 254
                                                          ---------            ---------              -------

Net Interest Income                                       $     246            $     (21)             $   225
                                                          =========            =========              =======


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME
(IN THOUSANDS)

                                                                     3 MONTHS ENDED
                                                             MARCH 31,              MARCH 31,
                                                               2005                   2004
Service charges on deposit accounts                          $    342               $    421
Service charges and fees                                           87                     76
Trust and financial management revenue                            479                    457
Insurance commissions, fees and premiums                           98                    109
Increase in cash surrender value of life insurance                139                    159
Fees related to credit card operation                             210                    184
Other operating income                                            348                    219
                                                             --------               --------
Total other operating income, before realized
 gains on securities, net                                       1,703                  1,625
Realized gains on securities, net                               1,066                    964
                                                             --------               --------
Total Other Income                                           $  2,769               $  2,589
                                                             ========               ========

Total noninterest income increased $180,000, or 7.0%, in 2005 compared to 2004, including an increase in net realized gains on securities of $102,000. Securities gains are discussed in the Earnings Overview section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts fell $79,000, or 18.8%, in 2005 as compared to 2004. Changes in deposit account processing resulting from the new core banking system have resulted in overdraft and other charges no longer being assessed for some transactions that would have generated charges with the former system. Management is currently working with the core system vendor to reestablish as many of the former overdraft and service charge routines as possible.

- Other operating income increased $129,000, or 58.9%, in 2005 over 2004. Included in this category were inceases in gains from sales of other real estate properties, dividend income on Federal Home Loan Bank of Pittsburgh stock and debit card fees.

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)

                                                      3 MONTHS ENDED
                                              MARCH 31,             MARCH 31,
                                                2005                  2004
Salaries and wages                            $   2,875             $   2,671
Pensions and other employee benefits              1,032                   984
Occupancy expense, net                              464                   377
Furniture and equipment expense                     648                   336
Pennsylvania shares tax                             215                   212
Other operating expense                           1,894                 1,648
                                              ---------             ---------
Total Other Expense                           $   7,128             $   6,228
                                              =========             =========

Salaries and wages increased $204,000, or 7.6%, for 2005 compared to 2004. The increase in salaries expense is primarily a reflection of a greater number of employees, as the number of full-time equivalent employees increased 9.2%, to 320 as of March 31, 2005 from 293 as of March 31, 2004. The increased number of employees resulted from expansion into new branches in Williamsport and South Williamsport in 2004, as well as additional employees hired for support functions, such as Finance, Training and Compliance.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Occupancy Expense rose $87,000, or 23.1%, in 2005 compared to 2004. With the addition of facilities in Williamsport and South Williamsport, depreciation, real estate taxes, building maintenance and other building-related costs have increased in 2005.

Other Operating Expense increased $246,000 or 14.9% in 2005 compared to 2004. The increase in other expenses included an increase in attorney fees of $121,000, mainly related to collection activities on a large commercial credit; an increase of $88,000 in expenses associated with maintaining and preparing other real estate properties for sale; costs associated with NASDAQ Small Cap registration and annual fees totaling $51,000, and an increase in Directors' compensation of $29,000. Within other expenses, professional fees dropped $56,000, as 2004's results included payment of fees related to a system conversion for the credit card operation.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. Also included in the Net Interest Margin section is a discussion of a change in trend regarding short-term and long-term borrowings. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

As discussed in the "Prospects for the Remainder of 2005" section of Management's Discussion and Analysis, the Corporation is expected to complete construction of a new branch in Jersey Shore in 2005, as well as a new administrative building in Wellsboro, and begin (and perhaps, complete, depending on how quickly construction activity proceeds) another branch in Old Lycoming Township. In addition to the building projects, the Corporation will need to purchase furniture, equipment and computer-related items on an ongoing basis for its existing and new operations. In total, management expects 2005 capital purchases to range between $6 and $8.5 million. As discussed in the Earnings Overview section of Management's Discussion and Analysis, management expects the initial depreciation and start-up costs associated with the new locations to have a negative impact on 2005 earnings; however, in light of the Corporation's strong capital position, the overall impact of 2005 capital purchases is not expected to be materially adverse to the Corporation's financial condition.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses includes two components, allocated and unallocated. The allocated component of the allowance for loan losses reflects probable losses resulting from: (1) the analysis of estimated probable losses from individual loans, and (2) historical loss experience, as modified for identified trends and concerns, for each loan risk category. The historical loss experience-based portion of the allowance is calculated by determining the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan, modified for risk adjustment factors identified by management for each type of loan. The charge-off ratio, as modified, is then applied to the current outstanding loan balance for each type of loan (net of other loans that are individually evaluated).

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

The allowance for loan losses was $6,925,000 at March 31, 2005, an increase of $138,000 from the balance at December 31, 2004. As you can see in Table VII, net charge-offs totaled $237,000 during the first quarter 2005. The provision for loan losses was $375,000 in the first quarter 2005, up from $350,000 in the first quarter 2004. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Table VIII presents a summary of the allocated allowance by loan type, as well as the unallocated portion of the allowance. The unallocated portion of the allowance was $2,504,000 at March 31, 2005, down slightly from $2,578,000 at December 31, 2004.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

As indicated in Table IX, total impaired loans amounted to $8,663,000 at March 31, 2005, up from $8,261,000 at December 31 2004 and $4,621,000 at December 31,
2003. Table IX also shows that the amount of loans classified as nonaccrual increased to $8,429,000 at March 31, 2005 from $7,796,000 at December 31, 2004 and $1,145,000 at December 31, 2003. The growth in 2004 in past due and nonaccrual loans resulted mainly from certain large commercial loan relationships, including one commercial loan relationship with total outstanding loan balances of approximately $3.7 million as of March 31, 2005 and December 31, 2004. In 2004, management moved most of the loans outstanding related to this large relationship, as well as certain other commercial loans, into nonaccrual status, and most of these loans remained in nonaccrual status as of March 31, 2005. Also, in the first quarter 2005, a large ($600,000) residential mortgage loan to the principal owner of the $3.7 million relationship was moved to nonaccrual. As of March 31, 2005 and December 31, 2004, the valuation allowance related to this large relationship amounted to $173,000. In total, the valuation allowance related to impaired loans amounted to $1,340,000 at March 31, 2005 and $1,378,000 at December 31, 2004. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2005. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)

                                   QUARTER    QUARTER
                                    ENDED      ENDED
                                  MARCH 31,  MARCH 31,            YEARS ENDED DECEMBER 31,
                                     2005      2004      2004     2003     2002     2001     2000
Balance, beginning of year        $   6,787  $   6,097  $ 6,097  $ 5,789  $ 5,265  $ 5,291  $ 5,131
                                  ---------  ---------  -------  -------  -------  -------  -------
Charge-offs:
  Real estate loans                     100         20      375      168      123      144      272
  Installment loans                      56         27      217      326      116      138       77
  Credit cards and related plans         65         50      178      171      190      200      214
  Commercial and other loans             61          -       16      303      123      231       53
                                  ---------  ---------  -------  -------  -------  -------  -------
Total charge-offs                       282         97      786      968      552      713      616
                                  ---------  ---------  -------  -------  -------  -------  -------
Recoveries:
  Real estate loans                      12          2        3       75       30        6       26
  Installment loans                      24          7       32       52       30       27       23
  Credit cards and related plans          4          7       23       17       18       20       28
  Commercial and other loans              5          4       18       32       58       34       23
                                  ---------  ---------  -------  -------  -------  -------  -------
Total recoveries                         45         20       76      176      136       87      100
                                  ---------  ---------  -------  -------  -------  -------  -------
Net charge-offs                         237         77      710      792      416      626      516
Provision for loan losses               375        350    1,400    1,100      940      600      676
                                  ---------  ---------  -------  -------  -------  -------  -------
Balance, end of year              $   6,925  $   6,370  $ 6,787  $ 6,097  $ 5,789  $ 5,265  $ 5,291
                                  =========  =========  =======  =======  =======  =======  =======

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                     AS OF
                   MARCH 31,               AS OF DECEMBER 31,
                     2005      2004     2003     2002     2001     2000
Commercial         $   2,165  $ 1,909  $ 1,578  $ 1,315  $ 1,837  $ 1,612
Consumer mortgage        512      513      456      460      674      952
Impaired loans         1,340    1,378    1,542    1,877       73      273
Consumer                 404      409      404      378      494      471
Unallocated            2,504    2,578    2,117    1,759    2,187    1,983
                   ---------  -------  -------  -------  -------  -------
Total Allowance    $   6,925  $ 6,787  $ 6,097  $ 5,789  $ 5,265  $ 5,291
                   =========  =======  =======  =======  =======  =======

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IX - PAST DUE AND IMPAIRED LOANS
(IN THOUSANDS)

                                               MAR. 31,  DEC. 31,  DEC. 31,  DEC. 31,
                                                 2005      2004      2003      2002
Impaired loans without a valuation allowance   $  3,945  $  3,552  $    114  $    675
Impaired loans with a valuation allowance         4,718     4,709     4,507     3,039
                                               --------  --------  --------  --------
Total impaired loans                           $  8,663  $  8,261  $  4,621  $  3,714
                                               ========  ========  ========  ========

Valuation allowance related to impaired loans  $  1,340  $  1,378  $  1,542  $  1,877

Total nonaccrual loans                         $  8,429  $  7,796  $  1,145  $  1,252
Total loans past due 90 days or more and
  still accruing                               $  2,021  $  1,307  $  2,546  $  2,318

TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                    MARCH 31,                       AS OF DECEMBER 31,
                                      2005         2004         2003        2002         2001        2000
Real estate - construction          $   3,627   $    4,178   $    2,856   $     103   $   1,814   $     452
Real estate - residential mortgage    341,959      347,705      330,807     292,136     245,997     207,100
Real estate - commercial mortgage     133,510      128,073      100,240      78,317      60,267      56,225
Consumer                               32,305       31,702       33,977      31,532      29,284      28,141
Agricultural                            2,688        2,872        2,948       3,024       2,344       1,983
Commercial                             61,681       43,566       34,967      30,874      24,696      20,776
Other                                   1,951        1,804        1,183       2,001       1,195         948
Political subdivisions                 21,322       19,713       17,854      13,062      13,479      12,462
Lease receivables                           -            -           65          96         152         218
                                    ---------   ----------   ----------   ---------   ---------   ---------
Total                                 599,043      579,613      524,897     451,145     379,228     328,305
Less: allowance for loan losses        (6,925)      (6,787)      (6,097)     (5,789)     (5,265)     (5,291)
                                    ---------   ----------   ----------   ---------   ---------   ---------
Loans, net                          $ 592,118   $  572,826   $  518,800   $ 445,356   $ 373,963   $ 323,014
                                    =========   ==========   ==========   =========   =========   =========

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation has utilized derivative financial instruments related to a certificate of deposit product called the "Index Powered Certificate of Deposit"
(IPCD). IPCDs have a term of 5 years, with interest paid at maturity based on 90% of the appreciation (as defined) in the S&P 500 index. There is no guaranteed interest payable to a depositor of an IPCD - however, assuming an IPCD is held to maturity, a depositor is guaranteed the return of his or her principal, at a minimum. In 2004, the Corporation stopped originating new IPCDs, but continues to maintain and account for IPCDs and the related derivative contracts entered into between 2001 and 2004.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

In connection with IPCD transactions, the Corporation has entered into Equity Indexed Call Option (Swap) contracts with the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh). Under the terms of the Swap contracts, the Corporation must pay FHLB-Pittsburgh quarterly amounts calculated based on the contractual amount of IPCDs issued times a negotiated rate. In return, FHLB-Pittsburgh is obligated to pay the Corporation, at the time of maturity of the IPCDs, an amount equal to 90% of the appreciation (as defined) in the S&P 500 index. If the S&P 500 index does not appreciate over the term of the related IPCDs, the FHLB-Pittsburgh would make no payment to the Corporation. The effect of the Swap contracts is to limit the Corporation's cost of IPCD funds to the market rate of interest paid to FHLB-Pittsburgh. (In addition, the Corporation paid a fee of 0.75% to a consulting firm at inception of each deposit. These fees are being amortized to interest expense over the term of the IPCDs.) Swap liabilities are carried at fair value, and included in other liabilities in the consolidated balance sheet. Changes in fair value of swap liabilities are included in other expense in the consolidated income statement.

Amounts recorded as of March 31, 2005 and December 31, 2004, and for the first quarters of 2005 and 2004, related to IPCDs are as follows (in thousands):

                                                      MARCH 31,   DEC. 31,
                                                        2005        2004
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)               $   3,970   $  4,045

Carrying value of IPCDs                                   3,641      3,695

Carrying value of embedded derivative liabilities           444        297

Carrying value of Swap contract (assets) liabilities       (127)        42

                  3 MOS. ENDED  3 MOS. ENDED
                    MARCH 31,     MARCH 31,
                      2005          2004
Interest expense     $  40         $  34

Other expense            -             1

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by mortgage loans and various investment securities. At March 31, 2005, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $137,939,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2005, the carrying value of non-pledged securities was $273,705,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The Corporation's consolidated capital ratios at March 31, 2005 are as follows:

Total capital to risk-weighted assets    18.73%
Tier 1 capital to risk-weighted assets   17.15%
Tier 1 capital to average total assets   10.86%

Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures (discussed in the "Financial Position" section of Management's Discussion and Analysis) during the next 12 months, though expected to be substantial, are not expected to have a significantly detrimental effect on capital ratios.

As reflected in the consolidated balance sheet, Accumulated Other Comprehensive Income fell to $5,950,000 at March 31, 2005 from $10,535,000 at December 31, 2004. The balance in Accumulated Other Comprehensive Income represents unrealized gains and losses on available-for-sale securities, net of deferred income tax. Rising interest rates, which reduced the market prices of debt securities, were the major cause of the decline in Accumulated Other Comprehensive Income at March 31, 2005 compared to December 31, 2004.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The Bank's policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. The most sensitive scenario presented in Table XI presented below is the "+300 basis points" scenario. As the table shows, as of March 31, 2005, if interest rates were to immediately rise 300 basis points, the Bank's calculations based on the model show that although the change in net interest income is within the policy threshold, the market value of portfolio equity would decrease 51.1%, which exceeds the policy limit of 45%. Similarly, at December 31, 2004, the change in net interest income was within the policy threshold, but the market value of portfolio equity decrease of 49.2% exceeded the policy threshold. Management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value or net interest income in a rising interest rate environment.

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
MARCH 31, 2005 DATA
(IN THOUSANDS)

                          12 MOS. ENDING MAR. 31, 2006

                                         INTEREST         INTEREST     NET INTEREST      NII          NII
BASIS POINT CHANGE IN RATES               INCOME           EXPENSE     INCOME (NII)   % CHANGE     RISK LIMIT
                          +300             64,048           36,494        27,554         -17.2%       20.0%
                          +200             62,351           32,796        29,555         -11.2%       15.0%
                          +100             60,588           29,098        31,490          -5.4%       10.0%
                             0             58,691           25,400        33,291           0.0%        0.0%
                          -100             56,011           22,113        33,898           1.8%       10.0%
                          -200             53,179           19,398        33,781           1.5%       15.0%
                          -300             50,565           17,784        32,781          -1.5%       20.0%

                        MARKET VALUE OF PORTFOLIO EQUITY
                                AT MARCH 31, 2005

                                         PRESENT         PRESENT         PRESENT
                                          VALUE           VALUE           VALUE
BASIS POINT CHANGE IN RATES              EQUITY         % CHANGE       RISK LIMIT
                          +300            65,884           -51.1%         45.0%
                          +200            88,280           -34.5%         35.0%
                          +100           111,664           -17.1%         25.0%
                             0           134,696             0.0%          0.0%
                          -100           148,133            10.0%         25.0%
                          -200           155,056            15.1%         35.0%
                          -300           165,510            22.9%         45.0%

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

DECEMBER 31, 2004 DATA
(IN THOUSANDS)

                          12 MOS. ENDING DEC. 31, 2005

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

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $1,988,000 at March 31, 2005 and $6,130,000 at December 31, 2004.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Equity securities held as of March 31, 2005 and December 31, 2004 are presented in Table XII.

TABLE XII - EQUITY SECURITIES
(IN THOUSANDS)

                                                                      HYPOTHETICAL     HYPOTHETICAL
                                                                           10%               20%
                                                                        DECLINE IN       DECLINE IN
                                                            FAIR          MARKET          MARKET
AT MARCH 31, 2005                              COST         VALUE         VALUE           VALUE
Banks and bank holding companies             $ 17,798     $ 27,385    $     (2,739)    $     (5,477)
Other equity securities                         3,985        4,233            (423)            (847)
                                             --------     --------    ------------     ------------
     Total                                   $ 21,783     $ 31,618    $     (3,162)    $     (6,324)
                                             ========     ========    ============     ============

                                                                      HYPOTHETICAL     HYPOTHETICAL
                                                                           10%              20%
                                                                        DECLINE IN      DECLINE IN
                                                            FAIR         MARKET          MARKET
AT DECEMBER 31, 2004                           COST         VALUE         VALUE           VALUE
Banks and bank holding companies             $ 17,426     $ 29,880    $     (2,988)    $     (5,976)
Other equity securities                         8,962        8,383            (838)          (1,677)
                                             --------     --------    ------------     ------------
     Total                                   $ 26,388     $ 38,263    $     (3,826)    $     (7,653)
                                             ========     ========    ============     ============

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item  3. Defaults Upon Senior Securities

         None

Item  4. Submission of Matters to a Vote of Security Holders

         None

Item  5. Other Information

         None

Item  6. Exhibits

         3. (i) Articles of               Incorporated by reference to the
                Incorporation             exhibits filed with the Corporation's
                                          registration statement on Form S-4 on
                                          March 27, 1987.

         3. (ii) By-laws                  Incorporated by reference to Exhibit
                                          3.1 of the Corporation's Form 8-K
                                          filed August 25, 2004

         11. Statement re: computation    Information concerning the computation
                of per share earnings     of earnings per share is provided in
                                          Note 2 to the Consolidated Financial
                                          Statements, which is included in Part
                                          I, Item 1 of Form 10-Q

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

May 10, 2005              By: /s/ Craig G. Litchfield
------------                  -----------------------------------------------
Date                          Chairman, President and Chief Executive Officer


May 10, 2005              By: /s/ Mark A. Hughes
------------                  -------------------------------------
Date                          Treasurer and Chief Financial Officer