Form 10-Q
period 2005-06-30
CITIZENS & NORTHERN CORP
filed 2005-08-05
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Title                                                Outstanding
Common Stock ($1.00 par value)                       8,212,160 Shares Outstanding July 28, 2005

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - June 30, 2005 and
December 31, 2004                                                              Page    3

Consolidated Statement of Income - Three Months and Six
Months Ended June 30, 2005 and 2004                                            Page    4

Consolidated Statement of Cash Flows - Six Months
Ended June 30, 2005 and 2004                                                   Page    5

Notes to Consolidated Financial Statements                                     Pages 6 through 11

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            Pages 11 through 24

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                                    Pages 24 through 27

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

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer                                                        Page 31

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer                                                        Page 32

Exhibit 32. Section 1350 Certifications                                        Page 33

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                                   JUNE 30,              DECEMBER 31,
                                                                                     2005                    2004
                                                                                  (UNAUDITED)               (NOTE)

ASSETS Cash and due from banks:
     Noninterest-bearing                                                          $    14,710             $    14,845
     Interest-bearing                                                                   1,943                   4,108
---------------------------------------------------------------------------------------------------------------------
          Total cash and cash equivalents                                              16,653                  18,953
Available-for-sale securities                                                         453,288                 475,085
Held-to-maturity securities                                                               427                     433
Loans, net                                                                            604,514                 572,826
Bank-owned life insurance                                                              18,362                  18,083
Accrued interest receivable                                                             5,110                   5,094
Bank premises and equipment, net                                                       18,459                  16,725
Foreclosed assets held for sale                                                           166                     497
Other assets                                                                           16,722                  15,306
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 1,133,701             $ 1,123,002
=====================================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                          $    84,719             $    80,378
     Interest-bearing                                                                 600,386                 596,167
---------------------------------------------------------------------------------------------------------------------
          Total deposits                                                              685,105                 676,545

Dividends payable                                                                       1,889                   1,864
Short-term borrowings                                                                  50,562                  34,178
Long-term borrowings                                                                  254,599                 270,827
Accrued interest and other liabilities                                                  8,730                   8,003
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                   1,000,885                 991,417
---------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares,
     issued 8,389,418 in 2005 and 8,307,305 in 2004                                     8,389                   8,307
Stock dividend distributable                                                                -                   2,188
Paid-in capital                                                                        24,767                  22,456
Retained earnings                                                                      93,300                  90,484
---------------------------------------------------------------------------------------------------------------------
     Total                                                                            126,456                 123,435

Accumulated other comprehensive income                                                  8,478                  10,535
Unamortized stock compensation                                                            (99)                    (46)
Treasury stock, at cost:
     178,497 shares at June 30, 2005                                                   (2,019)
     204,659 shares at December 31, 2004                                                                       (2,339)
---------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                            132,816                 131,585
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 1,133,701             $ 1,123,002
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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                            3 MONTHS ENDED                 FISCAL YEAR TO DATE
                                                                       JUNE 30,        JUNE 30,          6 MONTHS ENDED JUNE 30,
                                                                         2005            2004              2005           2004
INTEREST INCOME                                                       (CURRENT)     (PRIOR YEAR)        (CURRENT)     (PRIOR YEAR)
   Interest and fees on loans                                        $    9,318       $    8,326       $   18,324       $   16,561
   Interest on balances with depository institutions                          9                1               13                4
   Interest on loans to political subdivisions                              268              239              515              453
   Interest on federal funds sold                                            22                3               30                4
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                             3,618            3,493            7,279            6,757
      Tax-exempt                                                          1,415            1,938            2,887            3,873
      Dividends                                                             258              343              553              706
----------------------------------------------------------------------------------------------------------------------------------
   Total interest and dividend income                                    14,908           14,343           29,601           28,358
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                                   3,628            2,965            7,054            6,308
   Interest on short-term borrowings                                        332              126              557              249
   Interest on long-term borrowings                                       2,195            2,402            4,501            4,639
----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                 6,155            5,493           12,112           11,196
----------------------------------------------------------------------------------------------------------------------------------
   Interest margin                                                        8,753            8,850           17,489           17,162
   Provision for loan losses                                                375              350              750              700
----------------------------------------------------------------------------------------------------------------------------------
   Interest margin after provision for loan losses                        8,378            8,500           16,739           16,462
----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
   Service charges on deposit accounts                                      383              453              725              874
   Service charges and fees                                                 109               55              196              131
   Trust and financial management revenue                                   571              573            1,050            1,030
   Insurance commissions, fees and premiums                                  86              110              184              219
   Increase in cash surrender value of life insurance                       140              153              279              312
   Fees related to credit card operation                                    238              225              448              409
   Other operating income                                                   362              286              710              505
----------------------------------------------------------------------------------------------------------------------------------
   Total other income before realized gains on securities, net            1,889            1,855            3,592            3,480
   Realized gains on securities, net                                        929              321            1,995            1,285
----------------------------------------------------------------------------------------------------------------------------------
   Total other income                                                     2,818            2,176            5,587            4,765
----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                                     3,048            2,729            5,923            5,400
   Pensions and other employee benefits                                     953              828            1,985            1,812
   Occupancy expense, net                                                   461              360              925              737
   Furniture and equipment expense                                          650              388            1,298              724
   Pennsylvania shares tax                                                  197              211              412              423
   Other operating expense                                                1,864            1,773            3,758            3,421
----------------------------------------------------------------------------------------------------------------------------------
   Total other expenses                                                   7,173            6,289           14,301           12,517
----------------------------------------------------------------------------------------------------------------------------------
   Income before income tax provision                                     4,023            4,387            8,025            8,710
   Income tax provision                                                     725              698            1,432            1,315
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $    3,298       $    3,689       $    6,593       $    7,395
==================================================================================================================================

PER SHARE DATA:
Net income - basic                                                   $     0.40       $     0.45       $     0.80       $     0.90
Net income - diluted                                                 $     0.40       $     0.45       $     0.80       $     0.90
----------------------------------------------------------------------------------------------------------------------------------
Dividend per share                                                   $     0.23       $     0.22       $     0.46       $     0.44
----------------------------------------------------------------------------------------------------------------------------------
Number of shares used in computation - basic                          8,210,469        8,182,034        8,201,902        8,187,606
Number of shares used in computation - diluted                        8,274,780        8,229,149        8,269,365        8,239,222



The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                                 6 MONTHS ENDED JUNE 30,
                                                                                 2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   6,593          $   7,395
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                       750                700
    Realized gains on securities, net                                            (1,995)            (1,285)
    (Gain) loss on sale of foreclosed assets, net                                  (113)                 6
    Depreciation expense                                                          1,111                669
    Accretion and amortization, net                                                 142                383
    Increase in cash surrender value of life insurance                             (279)              (312)
    Amortization of restricted stock                                                 46                 44
    Increase in accrued interest receivable and other assets                     (1,980)            (1,283)
    Increase in accrued interest payable and other liabilities                    1,835              1,378
----------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                   6,110              7,695
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities                               5                113
  Proceeds from sales of available-for-sale securities                          103,978             28,108
  Proceeds from calls and maturities of available-for-sale securities            32,764             54,937
  Purchase of available-for-sale securities                                    (116,208)          (114,840)
  Purchase of Federal Home Loan Bank of Pittsburgh stock                         (3,053)            (2,813)
  Redemption of Federal Home Loan Bank of Pittsburgh stock                        3,554              1,779
  Net increase in loans                                                         (32,637)           (27,260)
  Purchase of premises and equipment                                             (2,845)            (3,096)
  Proceeds from sale of foreclosed assets                                           643                 42
----------------------------------------------------------------------------------------------------------
       Net Cash Used in Investing Activities                                    (13,800)           (63,030)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                        8,560             12,033
  Net increase in short-term borrowings                                          16,384              2,990
  Proceeds from long-term borrowings                                             19,557             63,943
  Repayments of long-term borrowings                                            (35,785)           (19,780)
  Purchase of treasury stock                                                          -               (575)
  Sale of treasury stock                                                            453                462
  Dividends paid                                                                 (3,779)            (3,575)
----------------------------------------------------------------------------------------------------------
       Net Cash Provided by Financing Activities                                  5,390             55,498
----------------------------------------------------------------------------------------------------------
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (2,300)               163
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     18,953             15,171
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  16,653          $  15,334
==========================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Assets acquired through foreclosure of real estate loans                    $     199          $       -
  Interest paid                                                               $  10,503          $   8,643
  Income taxes paid                                                           $   1,325          $   1,773

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

Results reported for the three-month and six-month periods ended June 30, 2005 might not be indicative of the results for the year ending December 31, 2005.

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

                                                                          WEIGHTED-
                                                                           AVERAGE         EARNINGS
                                                             NET            COMMON           PER
                                                            INCOME          SHARES          SHARE
SIX MONTHS ENDED JUNE 30, 2005
Earnings per share - basic                              $  6,593,000        8,201,902         $0.80
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       231,305
  Hypothetical share repurchase at $30.05                                   (163,842)
----------------------------------------------------------------------------------------------------
Earnings per share - diluted                            $  6,593,000        8,269,365         $0.80
====================================================================================================

SIX MONTHS ENDED JUNE 30, 2004
Earnings per share - basic                              $  7,395,000        8,187,606         $0.90
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       227,141
  Hypothetical share repurchase at $25.65                                   (175,525)
----------------------------------------------------------------------------------------------------
Earnings per share - diluted                            $  7,395,000        8,239,222         $0.90
====================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

                                                                          WEIGHTED-
                                                                           AVERAGE        EARNINGS
                                                             NET           COMMON           PER
                                                            INCOME          SHARES          SHARE
QUARTER ENDED JUNE 30, 2005
Earnings per share - basic                              $  3,298,000        8,210,469         $0.40
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       220,808
  Hypothetical share repurchase at $30.11                                   (156,497)
----------------------------------------------------------------------------------------------------
Earnings per share - diluted                            $  3,298,000        8,274,780         $0.40
====================================================================================================

QUARTER ENDED JUNE 30, 2004
Earnings per share - basic                              $  3,689,000        8,182,034         $0.45
Dilutive effect of potential common stock
  arising from stock options:
  Exercise of outstanding stock options                                       223,023
  Hypothetical share repurchase at $25.06                                   (175,908)
----------------------------------------------------------------------------------------------------
Earnings per share - diluted                            $  3,689,000        8,229,149         $0.45
====================================================================================================


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


(NET INCOME IN THOUSANDS)
                                                           3 MONTHS ENDED                6 MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                          2005           2004            2005           2004
Net income, as reported                                 $  3,298       $  3,689        $ 6,593        $ 7,395
Deduct: Total stock option compensation
  expense determined under fair value

  method for all awards, net of tax effects                 (34)           (42)           (69)           (91)
--------------------------------------------------------------------------------------------------------------

Pro forma net income                                    $  3,264       $  3,647        $ 6,524        $ 7,304
==============================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

4. COMPREHENSIVE INCOME

U.S. generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet, changes in unrealized gains and losses on available-for-sale securities, along with net income, are components of comprehensive income (loss).

The components of comprehensive income, and the related tax effects, are as follows:

(IN THOUSANDS)                                                                3 MONTHS ENDED                 6 MONTHS ENDED
                                                                          JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                                           2005            2004            2005            2004

Net income                                                               $  3,298        $  3,689        $  6,593        $  7,395

Unrealized holding gains (losses) on available-for-sale securities          4,759         (15,613)         (1,122)        (10,748)
Reclassification adjustment for gains realized in income                     (929)           (321)         (1,995)         (1,285)
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss) before income tax                         3,830         (15,934)         (3,117)        (12,033)
Income tax related to other comprehensive income/loss                      (1,302)          5,419           1,060           4,093
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                           2,528         (10,515)         (2,057)         (7,940)
---------------------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                                              $  5,826        $ (6,826)       $  4,536        $   (545)
=================================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

5. SECURITIES

Amortized cost and fair value of securities at June 30, 2005 are summarized as follows:

                                                                                         JUNE 30, 2005
                                                                                  GROSS                GROSS
                                                                               UNREALIZED           UNREALIZED
                                                             AMORTIZED           HOLDING              HOLDING              FAIR
(IN THOUSANDS)                                                 COST               GAINS               LOSSES               VALUE

AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                            $       -           $       -           $       -            $       -
Obligations of other U.S. Government agencies                  40,020                  32                (100)              39,952
Obligations of states and political subdivisions              119,891               4,300                (384)             123,807
Other securities                                               99,306               1,945                (612)             100,639
Mortgage-backed securities                                    159,202                 262              (2,012)             157,452
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                         418,419               6,539              (3,108)             421,850
Marketable equity securities                                   22,024               9,727                (313)              31,438
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $ 440,443           $  16,266           $  (3,421)           $ 453,288
==================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                            $     315           $      20           $       -            $     335
Obligations of other U.S. Government agencies                      98                  12                   -                  110
Mortgage-backed securities                                         14                   -                   -                   14
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       $     427           $      32           $       -            $     459
==================================================================================================================================

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005.


(IN THOUSANDS)                                         LESS THAN 12 MONTHS        12 MONTHS OR MORE                TOTAL
                                                       FAIR      UNREALIZED      FAIR      UNREALIZED       FAIR      UNREALIZED
                                                       VALUE       LOSSES        VALUE       LOSSES         VALUE       LOSSES
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                     $      -     $      -      $      -     $      -      $      -     $      -
Obligations of other U.S. Government agencies          19,900         (100)            -            -        19,900         (100)
Obligations of states and political subdivisions       10,568         (140)        7,256         (244)       17,824         (384)
Other securities                                       33,962         (396)       10,996         (216)       44,958         (612)
Mortgage-backed securities                             60,084         (411)       77,580       (1,601)      137,664       (2,012)
--------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                 124,514       (1,047)       95,832       (2,061)      220,346       (3,108)
Marketable equity securities                            4,360         (159)          976         (154)        5,336         (313)
--------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired available-for-sale
  securities                                         $128,874     $ (1,206)     $ 96,808     $ (2,215)     $225,682     $ (3,421)
================================================================================================================================
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                     $      -     $      -      $      -     $      -      $      -     $      -
Obligations of other U.S. Government agencies               -            -             -            -             -            -
Mortgage-backed securities                                  -            -             -            -             -            -
--------------------------------------------------------------------------------------------------------------------------------
Total temporarily impaired held-to-maturity
  securities                                         $      -     $      -      $      -     $      -      $      -     $      -
================================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities at June 30, 2005 were not other-than-temporarily impaired.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

(IN THOUSANDS)                                             PENSION               POSTRETIREMENT
                                                       6 MONTHS ENDED            6 MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                     2005         2004          2005          2004
Service cost                                        $  238        $  237        $   24       $   22
Interest cost                                          309           310            33           32
Expected return on plan assets                        (397)         (374)            -            -
Amortization of transition (asset) obligation          (12)          (12)           18           18
Recognized net actuarial loss (gain)                    19            33             1            2
---------------------------------------------------------------------------------------------------
Net periodic benefit cost (benefit)                 $  157        $  194        $   76       $   74
===================================================================================================


(IN THOUSANDS)                                            PENSION                 POSTRETIREMENT
                                                      3 MONTHS ENDED              3 MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                     2005          2004          2005         2004
Service cost                                        $  119        $  119        $   12       $   11
Interest cost                                          154           155            16           16
Expected return on plan assets                        (199)         (187)            -            -
Amortization of transition (asset) obligation           (6)           (6)            9            9
Recognized net actuarial loss (gain)                     9            16             -            1
---------------------------------------------------------------------------------------------------
Net periodic benefit cost (benefit)                 $   77        $   97        $   37       $   37
===================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The Corporation funded its total defined benefit pension contribution for 2005 of $178,000 in April 2005. In the first six months of 2005, the Corporation funded postretirement contributions totaling $26,000. The estimated total (annual) amount of 2005 postretirement contributions is $60,000.

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

FORWARD-LOOKING STATEMENTS

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

REFERENCES TO 2005 AND 2004

Unless otherwise noted, all references to "2005" in the following discussion of operating results are intended to mean the six months ended June 30, 2005, and similarly, references to "2004" are intended to mean the six months ended June 30, 2004.

EARNINGS OVERVIEW

Net income in 2005 was $6,593,000, or $.80 per share - basic and diluted. This represents a decrease of 10.8% in net income compared to 2004. Return on average assets was 1.17% in 2005, as compared to 1.35% in 2004. Return on average equity was 9.96% in 2005, as compared to 11.52% in 2004.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The most significant income statement changes between 2005 and 2004 were as follows:

    - Despite a flattening yield curve, the interest margin of $17,489,000 in 2005 was $327,000, or 1.9%, higher than in 2004. Net loans increased 10.9% as compared to one year earlier, to $604,514,000 as of June 30, 2005. The increase in loan volume has been the major reason for the slight growth in the interest margin in 2005 over 2004. As described in the Net Interest Margin section of Management's Discussion and Analysis, on a fully taxable equivalent basis, the interest margin is slightly lower in 2005 than in 2004.

    - Net realized gains from securities amounted to $1,955,000 in 2005, up $710,000 from 2004. The Corporation's volume of investment security sales was high by historical standards during the first six months of 2005, as management identified several bank stocks that were deemed fully valued and also sold selected debt securities in an effort to manage its interest rate risk position.

    - Other (noninterest) expense increased $1,784,000 (14.3%) in 2005 as compared to 2004. Furniture and equipment expense increased $574,000, or 79.3%, mainly due to depreciation and maintenance costs associated with the new core banking software system, which was implemented in the fourth quarter 2004. Salaries and wages increased $523,000, or 9.7%. The increase in salaries expense is primarily a reflection of a greater number of employees, resulting from expansion into new branches in Williamsport and South Williamsport in 2004, hiring new employees for the Jersey Shore and Old Lycoming Township branches expected to open within the next six months, and the addition of new employees for support functions, such as Risk Management, Finance and Training. Other expenses increased $293,000, or 9.1%, including an increase in attorney fees of $159,000, mainly related to collection activities on a large commercial credit, and an increase of $135,000 in expenses associated with maintaining and preparing other real estate properties for sale. Increases in other expenses are described in more detail in the Noninterest Expense section of Management's Discussion and Analysis.

    - The income tax provision increased to $1,432,000 in 2005 from $1,315,000 in 2004. The Corporation's effective tax rate rose to 17.8% in 2005 from 15.1% in 2004. This higher effective tax rate resulted mainly from management's decision to decrease the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets, to avoid or reduce what would have otherwise been a substantial alternative minimum tax liability.

SECOND QUARTER 2005

Net Income in the second quarter 2005 was $3,298,000, or 10.6%, lower than second quarter 2004 Net Income of $3,689,000. Net Income for the second quarter 2005 was almost identical to first quarter 2005 Net income of $3,295,000. Net Income Per Share (Basic and Diluted) was $0.40 in the second quarter 2005, the same as the first quarter 2005, but down from $0.45 (Basic and Diluted) in the second quarter 2004.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)
                                                    JUNE 30,    MAR. 31,   DEC. 31,    SEPT. 30,    JUNE 30,    MAR. 31,
                                                      2005        2005       2004         2004        2004        2004
Interest income                                     $14,908     $14,693     $14,991     $14,573     $14,343     $14,015
Interest expense                                      6,155       5,957       5,745       5,665       5,493       5,703
-----------------------------------------------------------------------------------------------------------------------
Interest margin                                       8,753       8,736       9,246       8,908       8,850       8,312
Provision for loan losses                               375         375         350         350         350         350
-----------------------------------------------------------------------------------------------------------------------
Interest margin after provision for loan losses       8,378       8,361       8,896       8,558       8,500       7,962
Other income                                          1,889       1,703       1,815       1,627       1,855       1,625
Securities gains                                        929       1,066       1,133         459         321         964
Other expenses                                        7,173       7,128       6,746       6,738       6,289       6,228
-----------------------------------------------------------------------------------------------------------------------
Income before income tax provision                    4,023       4,002       5,098       3,906       4,387       4,323
Income tax provision                                    725         707       1,035         501         698         617
-----------------------------------------------------------------------------------------------------------------------
Net income                                          $ 3,298     $ 3,295     $ 4,063     $ 3,405     $ 3,689     $ 3,706
=======================================================================================================================
Net income per share - basic                        $  0.40     $  0.40     $  0.50     $  0.42     $  0.45     $  0.45
=======================================================================================================================
Net income per share - diluted                      $  0.40     $  0.40     $  0.49     $  0.41     $  0.45     $  0.45
=======================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.

PROSPECTS FOR THE REMAINDER OF 2005

An update on the Corporation's expansion projects is as follows:

    - The planned July opening of the Jersey Shore, PA office was temporarily delayed due to failure of a landscaping retaining wall. Further engineering has been completed to ensure the new wall will be sound, and construction of the new wall has resumed. We expect to open in the 3rd quarter 2005.

    - Also in the 3rd quarter 2005, we expect to close on the acquisition of Canisteo Valley Corporation, the parent company of First State Bank of Canisteo, NY, with total assets of approximately $42 million as of June 30, 2005.

    - Construction has begun on a new administrative building in Wellsboro, within 2 blocks of the main office. We expect to move approximately 50 employees into this new facility by year-end.

    - Upon completion of the Jersey Shore office, we anticipate that construction will begin on a branch facility in Old Lycoming Township, PA. We hope to open this office in January 2006.

Management expects the investments in new markets to provide future, continuing opportunities for earnings growth. However, as evidenced by our lower earnings performance in the 1st half of 2005, it will be difficult to achieve earnings for the year 2005 comparable to 2004's annual results. Short-term interest rates have been rising faster than long-term rates, and further increases in short-term rates are expected over the remainder of 2005. Management expects rising short-term interest rates to continue to have a negative effect on the Corporation's net interest margin throughout much of 2005. The Corporation's exposure to interest rate risk is discussed in more detail in Item 3. Also, consistent with the first half results discussed above, noninterest expense in 2005 is expected to be up significantly, mainly due to payroll and other start-up costs related to the new branches, as well as costs from the planned administrative facility and a full year of depreciation and maintenance from the core computer system that was placed in service in October 2004.

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

Another material estimate is the calculation of fair values of the Corporation's investments in debt securities. The Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing these fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Accordingly, when selling debt securities, management typically obtains price quotes from more than one source. The large majority of the Corporation's securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (included in stockholders' equity).

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

The net interest margin, on a tax-equivalent basis, was $19,078,000 in 2005, down $144,000, or 0.8%, from 2004. As reflected in Table IV, interest rate changes had the effect of decreasing net interest income $633,000 in 2005 as compared to 2004, as rising short-term interest rates caused increases in the Corporation's interest expense on money market deposits, certificates of deposits and short-term borrowings. Table IV also shows that increased interest income from higher volumes of earning assets (primarily loans) exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $489,000 in 2005 compared to 2004. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.28% for the first six months of 2005, compared to 3.43% for the year ended December 31, 2004 and 3.45% for the first six months of 2004.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 2.5%, to $31,190,000 in 2005 from $30,418,000 in 2004.
Interest and fees from loans increased $1,851,000, or 10.7%, while income from available-for-sale securities decreased $1,113,000, or 8.5%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of the lower average volume of available-for-sale securities.

As indicated in Table III, average available-for-sale securities in the first half of 2005 amounted to $449,486,000, a decrease of 6.6% from the first half of 2004. Proceeds from sales and maturities of securities have been used, in part, to help fund the substantial growth in loans. Also, because short-term interest rates have been rising faster than long-term rates, there have been few opportunities to purchase mortgage-backed securities or other bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities was 5.41% for first half of 2005, slightly lower than the 5.50% level in the first half of 2004, and the same as the rate of return for the year ended December 31, 2004.

Tax-exempt securities (municipal bonds) were a smaller portion of the Corporation's earning assets in 2005 than in 2004. The average balance of municipal bonds shrunk to $121,179,000 in 2005 from $161,064,000 in the first half of 2004. Management decided to reduce the Corporation's investment in municipal bonds during the fourth quarter 2004, in order to reduce or eliminate the alternative minimum tax liabilities incurred in 2004, and that would otherwise have been expected for 2005.

The average balance of gross loans increased 12.1% in the first half of 2005 over the first 6 months of 2004, to $600,163,000 from $535,160,000. The largest growth was in commercial loans, due in part to new personnel and relationships in Williamsport and throughout Lycoming County, as well as from growth in staffing and an increased emphasis on commercial lending throughout the Corporation's market area over the last few years. The average rate of return on loans was 6.41% in the first 6 months of 2005, as compared to 6.47% in the first 6 months of 2004. The decrease in average rate was affected, in part, by substantial competition for commercial loan relationships with high credit quality, particularly in Lycoming County.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense rose $916,000, or 8.2%, to $12,112,000 in 2005 from $11,196,000 in 2004. Table III reflects the current trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities rose to 2.69% for the first half of 2005, from 2.55% for the first six months of 2004. In Table III, you can see the impact of rising short-term interest rates on some of the Corporation's largest sources of funds: (1) money market accounts, which increased to an average rate of 1.86% in 2005 from 1.20% in the first half of 2004, (2) certificates of deposit, which increased to an average rate of 3.14% from 2.79%, and (3) short-term borrowings, which rose to an average rate of 2.46% from 1.27%. Helping to offset some of the impact of rising short-term market rates were IRAs, for which the average rate fell to 3.49% from 4.14%, and long-term borrowings, for which the average rate fell to 3.44% from 3.60%. In the first quarter 2004, the average rate paid on the majority of the Corporation's IRAs was 5%, which was the "floor" on 18-month passbook IRAs that existed prior to October 1, 2003. Effective April 1, 2004, the floor on those IRAs fell to 3%, and the Corporation's passbook IRA rate has ranged from 3.25% to 3.50% thereafter. The decrease in average rate incurred on long-term borrowings resulted from repayment of borrowings originated in earlier interest rate cycles at higher rates, with replacements in either short-term instruments or long-term instruments at lower rates, mostly during the second and third quarters of 2004.

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $678,209,000 in the first half of 2005 from $660,129,000 in the first half of 2004, an increase of 2.7%. Of the increase in average deposits, the largest growth categories were money market deposits of $7,169,000, and IRA's of $5,937,000.

Average total short-term and long-term borrowed funds increased $10,863,000 to $309,507,000 in 2005 from $298,644,000 in the first half of 2004. In 2004, the
Corporation utilized borrowings to fund security purchases and to help fund loan growth. In 2005, this trend has changed, as management has begun to use proceeds from the securities portfolio to help fund loan growth, has allowed total borrowings to remain approximately stagnant, and in an attempt to contain the amount of growth in interest expense, has rolled over maturing long-term borrowings into overnight or short-term borrowings. This change in trend is reflected in the consolidated balance sheet, as total short-term borrowings increased to $50,562,000 at June 30, 2005 from $34,178,000 at December 31, 2004, and total long-term borrowings decreased to $254,199,000 at June 30, 2005 from $270,827,000 at December 31, 2004.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,                  INCREASE/
(IN THOUSANDS)                                            2005             2004            (DECREASE)

INTEREST INCOME Available-for-sale securities:
     Taxable                                           $   7,820         $   7,450         $     370
     Tax-exempt                                            4,237             5,720            (1,483)
----------------------------------------------------------------------------------------------------
          Total available-for-sale securities             12,057            13,170            (1,113)
----------------------------------------------------------------------------------------------------
Held-to-maturity securities,
     Taxable                                                  12                13                (1)
Interest-bearing due from banks                               13                 4                 9
Federal funds sold                                            30                 4                26
Loans:
     Taxable                                              18,324            16,561             1,763
     Tax-exempt                                              754               666                88
----------------------------------------------------------------------------------------------------
          Total loans                                     19,078            17,227             1,851
----------------------------------------------------------------------------------------------------
Total Interest Income                                     31,190            30,418               772
----------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest checking                                            118               114                 4
Money market                                               1,782             1,110               672
Savings                                                      141               139                 2
Certificates of deposit                                    2,906             2,558               348
Individual Retirement Accounts                             2,104             2,384              (280)
Other time deposits                                            3                 3                 -
Short-term borrowings                                        557               249               308
Long-term borrowings                                       4,501             4,639              (138)
----------------------------------------------------------------------------------------------------
Total Interest Expense                                    12,112            11,196               916
----------------------------------------------------------------------------------------------------

Net Interest Income                                    $  19,078         $  19,222         $    (144)
====================================================================================================


Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE IIL - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(DOLLARS IN THOUSANDS)

                                                            6 MONTHS                    YEAR                 6 MONTHS
                                                              ENDED      RATE OF       ENDED      RATE OF      ENDED     RATE OF
                                                            6/30/2005    RETURN/     12/31/2004   RETURN/    6/30/2004   RETURN/
                                                             AVERAGE     COST OF       AVERAGE    COST OF     AVERAGE    COST OF
                                                             BALANCE     FUNDS %       BALANCE    FUNDS %     BALANCE     FUNDS %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
     Taxable                                               $   328,307     4.80%    $   331,447    4.65%   $   320,162     4.68%
     Tax-exempt                                                121,179     7.05%        151,049    7.09%       161,064     7.14%
--------------------------------------------------------------------------------------------------------------------------------
          Total available-for-sale securities                  449,486     5.41%        482,496    5.41%       481,226     5.50%
--------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities,
     Taxable                                                       430     5.63%            460    5.87%           479     5.46%
Interest-bearing due from banks                                  1,089     2.41%          1,449    0.76%         1,147     0.70%
Federal funds sold                                               2,242     2.70%            778    1.29%           798     1.01%
Loans:
     Taxable                                                   576,291     6.41%        530,045    6.46%       515,047     6.47%
     Tax-exempt                                                 23,872     6.37%         21,307    6.58%        20,113     6.66%
--------------------------------------------------------------------------------------------------------------------------------
          Total loans                                          600,163     6.41%        551,352    6.47%       535,160     6.47%
--------------------------------------------------------------------------------------------------------------------------------
          Total Earning Assets                               1,053,410     5.97%      1,036,535    5.96%     1,018,810     6.00%
Cash                                                             8,975                   14,273                 14,325
Unrealized gain/loss on securities                              13,385                   16,182                 18,619
Allowance for loan losses                                       (6,997)                  (6,523)                (6,336)
Bank premises and equipment                                     17,452                   14,953                 13,741
Other assets                                                    44,648                   38,621                 37,810
----------------------------------------------------------------------------------------------------------------------
Total Assets                                               $ 1,130,873              $ 1,114,041            $ 1,096,969
======================================================================================================================

INTEREST-BEARING LIABILITIES
Interest checking                                          $    38,029     0.63%    $    39,188    0.59%   $    39,500     0.58%
Money market                                                   193,270     1.86%        192,450    1.31%       186,101     1.20%
Savings                                                         57,325     0.50%         57,439    0.49%        56,118     0.50%
Certificates of deposit                                        186,876     3.14%        180,332    2.85%       184,181     2.79%
Individual Retirement Accounts                                 121,643     3.49%        116,622    3.75%       115,706     4.14%
Other time deposits                                              1,101     0.57%          1,275    0.39%         1,232     0.49%
Short-term borrowing                                            45,643     2.46%         39,458    1.37%        39,293     1.27%
Long-term borrowing                                            263,864     3.44%        268,211    3.55%       259,351     3.60%
--------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                   907,751     2.69%        894,975    2.53%       881,482     2.55%
Demand deposits                                                 79,965                   82,001                 77,291
Other liabilities                                               10,748                    8,691                  9,856
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                              998,464                  985,667                968,629
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity, excluding other
  comprehensive income/loss                                    123,575                  117,695                116,052
Other comprehensive income/loss                                  8,834                   10,679                 12,288
--------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                     132,409                  128,374                128,340
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 $ 1,130,873              $ 1,114,041            $ 1,096,969
================================================================================================================================
Interest Rate Spread                                                       3.28%                   3.43%                   3.45%
Net Interest Income/Earning Assets                                         3.65%                   3.78%                   3.79%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES
(IN THOUSANDS)

                                                             YTD ENDED 6/30/05 VS. 6/30/04
                                                     CHANGE IN          CHANGE IN          TOTAL
                                                       VOLUME             RATE             CHANGE

EARNING ASSETS Available-for-sale securities:
     Taxable                                          $    181          $    189          $    370
     Tax-exempt                                         (1,410)              (73)           (1,483)
--------------------------------------------------------------------------------------------------
          Total available-for-sale securities           (1,229)              116            (1,113)
--------------------------------------------------------------------------------------------------
Held-to-maturity securities,
     Taxable                                                (1)                -                (1)
Interest-bearing due from banks                              -                 9                 9
Federal funds sold                                          13                13                26
Loans:
     Taxable                                             1,905              (142)            1,763
     Tax-exempt                                            118               (30)               88
--------------------------------------------------------------------------------------------------
          Total loans                                    2,023              (172)            1,851
--------------------------------------------------------------------------------------------------
Total Interest Income                                      806               (34)              772
--------------------------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES
Interest checking                                           (4)                8                 4
Money market                                                44               628               672
Savings                                                      3                (1)                2
Certificates of deposit                                     37               311               348
Individual Retirement Accounts                             116              (396)             (280)
Other time deposits                                          -                 -                 -
Short-term borrowings                                       45               263               308
Long-term borrowings                                        76              (214)             (138)
--------------------------------------------------------------------------------------------------
Total Interest Expense                                     317               599               916
--------------------------------------------------------------------------------------------------

Net Interest Income                                   $    489          $   (633)         $   (144)
==================================================================================================


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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME
 (IN THOUSANDS)

                                                                6 MONTHS ENDED
                                                           JUNE 30,         JUNE 30,
                                                             2005             2004

Service charges on deposit accounts                        $    725         $    874
Service charges and fees                                        196              131
Trust and financial management revenue                        1,050            1,030
Insurance commissions, fees and premiums                        184              219
Increase in cash surrender value of life insurance              279              312
Fees related to credit card operation                           448              409
Other operating income                                          710              505
------------------------------------------------------------------------------------
Total other operating income, before realized
 gains on securities, net                                     3,592            3,480
Realized gains on securities, net                             1,995            1,285
------------------------------------------------------------------------------------
Total Other Income                                         $  5,587         $  4,765
====================================================================================

Total noninterest income increased $822,000, or 17.3%, in 2005 compared to 2004, including an increase in net realized gains on securities of $710,000. Securities gains are discussed in the Earnings Overview section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts fell $149,000, or 17.0%, in 2005 as compared to 2004. Changes in deposit account processing resulting from the new core banking system have resulted in overdraft and other charges no longer being assessed for some transactions that would have generated charges with the former system. Management is working with the core system vendor to reestablish as many of the former overdraft and service charge routines as possible.

- Other operating income increased $205,000, or 40.6%, in 2005 over 2004. Included in this category were increases in 2005 in dividend income on Federal Home Loan Bank of Pittsburgh stock, gains from sales of other real estate properties, and debit card fees.

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
 (IN THOUSANDS)

                                                   6 MONTHS ENDED
                                              JUNE 30,          JUNE 30,
                                                2005              2004

Salaries and wages                           $   5,923         $   5,400
Pensions and other employee benefits             1,985             1,812
Occupancy expense, net                             925               737
Furniture and equipment expense                  1,298               724
Pennsylvania shares tax                            412               423
Other operating expense                          3,758             3,421
------------------------------------------------------------------------
Total Other Expense                          $  14,301         $  12,517
========================================================================

Salaries and wages increased $523,000, or 9.7%, in 2005 over 2004. The increase in salaries expense is primarily a reflection of a greater number of employees, resulting from expansion into new branches in Williamsport and South Williamsport in 2004, hiring new employees for the Jersey Shore and Old Lycoming Township branches expected to open within the next six months, and the addition of new employees for support functions, such as Risk Management, Finance and Training. The number of full-time equivalent employees was 340 as of June 30, 2005, up 14.1% from one year earlier.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Furniture and equipment expense increased $574,000, or 79.3%, in 2005 over 2004. Depreciation expense within this category increased $383,000, to $784,000 in 2005 from $401,000 in 2004, including approximately $300,000 of depreciation in 2005 from the new core banking software system. Similarly, maintenance and repair expense within this category increased $177,000, to $437,000 in 2005 from $260,000 in 2004, primarily because of maintenance costs associated with the new core banking software system of approximately $180,000 in 2005.

Other operating expense increased $337,000, or 9.9%, in 2005 over 2004. The major items that changed within this category were attorney fees, which increased $159,000 in 2005 to $175,000, mainly because of collection activities on a large commercial credit, and expenses associated with maintaining and preparing other real estate properties for sale, which increased $135,000 in 2005 to $150,000.

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

As discussed in the "Prospects for the Remainder of 2005" section of Management's Discussion and Analysis, the Corporation is expected to complete construction of a new branch in Jersey Shore in 2005, as well as a new administrative building in Wellsboro, and begin another branch in Old Lycoming Township. In addition to the building projects, the Corporation will need to purchase furniture, equipment and computer-related items on an ongoing basis for its existing and new operations. In total, management expects 2005 capital purchases to range between $6 and $8.5 million. As discussed in the Earnings Overview section of Management's Discussion and Analysis, management expects the initial depreciation and start-up costs associated with the new locations to have a negative impact on 2005 earnings; however, in light of the Corporation's strong capital position, the overall impact of 2005 capital purchases is not expected to be materially adverse to the Corporation's financial condition.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects probable losses resulting from the analysis of individual loans and historical loss experience, as modified for identified trends and concerns, for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan, modified for qualitative risk adjustment factors identified by management for each type of loan. The charge-off ratio and qualitative factors are then applied to the current outstanding loan balance for each type of loan (net of other loans that are individually evaluated).

In the second quarter 2005, management changed its process for determining and disclosing the components of the allowance for loan losses. A management committee evaluated several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors. This analysis was performed separately for 4 categories of lending activity: commercial, mortgage, consumer and credit card. Based on the results of this evaluation, allocations were made to the components of the allowance shown in Table VIII. In prior periods, the portion of the allowance determined by management's subjective assessment of economic conditions and other factors was reflected completely in the unallocated component of the allowance. As a result of this change in process, Table VIII shows the amounts allocated to the allowance for commercial, consumer mortgage and consumer loans at June 30, 2005 have increased in comparison to the corresponding amounts at March 31, 2005 and December 31, 2004, while the unallocated portion of the allowance decreased to $328,000 at June 30, 2005 from $2,504,000 at March 31, 2005 and $2,578,000 at December 31, 2004.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

As indicated in Table IX, total impaired loans amounted to $8,258,000 at June 30, 2005, as compared to $8,663,000 at March 31, 2005, $8,261,000 at December
31, 2004 and $4,621,000 at December 31, 2003. In total, the valuation allowance related to impaired loans amounted to $1,614,000 at June 30, 2005, up from $1,340,000 at March 31, 2005 and $1,378,000 at December 31, 2004. Table IX also shows that the amount of loans classified as nonaccrual amounted to $7,910,000 at June 30, 2005, as compared to $8,429,000 at March 31, 2005, $7,796,000 at
December 31, 2004 and $1,145,000 at December 31, 2003. The growth in 2004 in past due and nonaccrual loans resulted mainly from certain large commercial loan relationships, including one commercial loan relationship with total outstanding loan balances of approximately $3.6 million at June 30, 2005 and $3.7 million as of March 31, 2005 and December 31, 2004. In 2004, management moved most of the loans outstanding related to this large relationship to nonaccrual status. Also, in the first quarter 2005, a large ($600,000) residential mortgage loan to the principal owner of the $3.7 million relationship was moved to nonaccrual. During the second quarter 2005, the Corporation charged off $83,000 related to 2 loans to this borrower, and increased the valuation allowance to $570,000 from $173,000 at March 31, 2005 and December 31, 2004. There is another commercial loan relationship with total outstanding balances of approximately $1.6 million that has been classified as impaired and nonaccrual throughout most of 2004 and all of 2005 to date, and for which the valuation allowance has been estimated at $200,000 throughout the last several quarters. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2005. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

The allowance for loan losses was $7,037,000 at June 30, 2005, an increase of $250,000 from the balance at December 31, 2004. Net charge-offs amounted to $500,000 in the first six months of 2005, while the provision for loan losses was $750,000. In the first six months of 2004, net charge-offs totaled $188,000, and the provision was $700,000. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)                      SIX MONTHS  SIX MONTHS      YEARS ENDED DECEMBER 31,
                                       ENDED      ENDED
                                      JUNE 30,   JUNE 30,
                                       2005        2004        2004        2003         2002       2001         2000
Balance, beginning of year            $6,787      $6,097      $6,097      $5,789      $5,265      $5,291      $5,131
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Real estate loans                      175          51         375         168         123         144         272
  Installment loans                       78          90         217         326         116         138          77
  Credit cards and related plans         114          91         178         171         190         200         214
  Commercial and other loans             202           -          16         303         123         231          53
--------------------------------------------------------------------------------------------------------------------
Total charge-offs                        569         232         786         968         552         713         616
--------------------------------------------------------------------------------------------------------------------
Recoveries:
  Real estate loans                       12           3           3          75          30           6          26
  Installment loans                       33          18          32          52          30          27          23
  Credit cards and related plans          14          14          23          17          18          20          28
  Commercial and other loans              10           9          18          32          58          34          23
--------------------------------------------------------------------------------------------------------------------
Total recoveries                          69          44          76         176         136          87         100
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                          500         188         710         792         416         626         516
Provision for loan losses                750         700       1,400       1,100         940         600         676
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                  $7,037      $6,609      $6,787      $6,097      $5,789      $5,265      $5,291
====================================================================================================================

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                         AS OF        AS OF        AS OF DECEMBER 31,
                        JUNE 30,    MARCH 31,
                         2005         2005         2004         2003         2002         2001         2000
Commercial              $2,212       $2,165       $1,909       $1,578       $1,315       $1,837       $1,612
Consumer mortgage        2,304          512          513          456          460          674          952
Impaired loans           1,614        1,340        1,378        1,542        1,877           73          273
Consumer                   579          404          409          404          378          494          471
Unallocated                328        2,504        2,578        2,117        1,759        2,187        1,983
------------------------------------------------------------------------------------------------------------
Total Allowance         $7,037       $6,925       $6,787       $6,097       $5,789       $5,265       $5,291
============================================================================================================

TABLE IX - PAST DUE AND IMPAIRED LOANS
(IN THOUSANDS)

                                                    JUNE 30,      MAR. 31,      DEC. 31,      DEC. 31,      DEC. 31,
                                                      2005         2005          2004           2003          2002
Impaired loans without a valuation allowance        $ 1,295       $ 3,945       $ 3,552       $   114       $   675
Impaired loans with a valuation allowance             6,963         4,718         4,709         4,507         3,039
-------------------------------------------------------------------------------------------------------------------
Total impaired loans                                $ 8,258       $ 8,663       $ 8,261       $ 4,621       $ 3,714
===================================================================================================================

Valuation allowance related to impaired loans       $ 1,614       $ 1,340       $ 1,378       $ 1,542       $ 1,877

Total nonaccrual loans                              $ 7,910       $ 8,429       $ 7,796       $ 1,145       $ 1,252
Total loans past due 90 days or more and
  still accruing                                    $ 1,658       $ 2,021       $ 1,307       $ 2,546       $ 2,318


TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                         JUNE 30,       AS OF DECEMBER 31,
                                           2005            2004            2003            2002            2001            2000
Real estate - construction              $   4,125       $   4,178       $   2,856       $     103       $   1,814       $     452
Real estate - residential mortgage        346,507         347,705         330,807         292,136         245,997         207,100
Real estate - commercial mortgage         136,634         128,073         100,240          78,317          60,267          56,225
Consumer                                   33,064          31,702          33,977          31,532          29,284          28,141
Agricultural                                2,507           2,872           2,948           3,024           2,344           1,983
Commercial                                 63,672          43,566          34,967          30,874          24,696          20,776
Other                                       1,923           1,804           1,183           2,001           1,195             948
Political subdivisions                     23,119          19,713          17,854          13,062          13,479          12,462
Lease receivables                               -               -              65              96             152             218
---------------------------------------------------------------------------------------------------------------------------------
Total                                     611,551         579,613         524,897         451,145         379,228         328,305
Less: allowance for loan losses            (7,037)         (6,787)         (6,097)         (5,789)         (5,265)         (5,291)
---------------------------------------------------------------------------------------------------------------------------------
Loans, net                              $ 604,514       $ 572,826       $ 518,800       $ 445,356       $ 373,963       $ 323,014
=================================================================================================================================

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

Amounts recorded as of June 30, 2005 and December 31, 2004, and for the first six months of 2005 and 2004, related to IPCDs are as follows (in thousands):

                                                           JUNE 30,              DEC. 31,
                                                             2005                   2004
Contractual amount of IPCDs (equal
  to notional amount of Swap contracts)                     $ 3,959               $ 4,045
Carrying value of IPCDs                                       3,666                 3,695
Carrying value of embedded derivative liabilities               458                   297
Carrying value of Swap contract liabilities                    (185)                   42

                                                              6 MONTHS             6 MONTHS
                                                                ENDED                ENDED
                                                               JUNE 30,             JUNE 30,
                                                                 2005                 2004
Interest expense                                                $  78                $  69
Other expense                                                      (5)                   1

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by mortgage loans and various investment securities. At June 30, 2005, the Corporation had unused borrowing availability with correspondent banks and the FHLB - Pittsburgh totaling approximately $126,268,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At June 30, 2005, the carrying value of non-pledged securities was $270,095,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and the Bank have maintained strong capital positions. The following table presents consolidated capital ratios at June 30, 2005:

Total capital to risk-weighted assets                                  18.45%
Tier 1 capital to risk-weighted assets                                 16.91%
Tier 1 capital to average total assets                                 10.99%

Management expects the Corporation and the Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures (as discussed in the "Earnings Overview" section of Management's Discussion and Analysis) during the next 12 months are not expected to have a detrimental effect on capital ratios.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The Bank's policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. The most sensitive scenario presented in Table XI presented below is the "+300 basis points" scenario. As the table shows, as of June 30, 2005, if interest rates were to immediately rise 300 basis points, the Bank's calculations based on the model show that although the change in net interest income is within the policy threshold, the market value of portfolio equity would decrease 47.6%, which exceeds the policy limit of 45%. Similarly, at December 31, 2004, the change in net interest income was within the policy threshold, but the market value of portfolio equity decrease of 49.2% exceeded the policy threshold. Management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value or net interest income in a rising interest rate environment.

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


TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

JUNE 30, 2005 DATA
(IN THOUSANDS)

                                                              12 MOS. ENDING JUNE 30, 2006

                                             INTEREST           INTEREST          NET INTEREST           NII                 NII
BASIS POINT CHANGE IN RATES                   INCOME             EXPENSE          INCOME (NII)        % CHANGE           RISK LIMIT

                             +300             65,428             37,145             28,283              -16.1%              20.0%
                             +200             63,468             33,214             30,254              -10.3%              15.0%
                             +100             61,426             29,284             32,142               -4.7%              10.0%
                                0             59,080             25,354             33,726                0.0%               0.0%
                             -100             55,836             21,963             33,873                0.4%              10.0%
                             -200             52,481             19,004             33,477               -0.7%              15.0%
                             -300             49,437             17,140             32,297               -4.2%              20.0%



                                          MARKET VALUE OF PORTFOLIO EQUITY
                                                 AT JUNE 30, 2005

                                                     PRESENT            PRESENT            PRESENT
                                                      VALUE              VALUE              VALUE
BASIS POINT CHANGE IN RATES                           EQUITY           % CHANGE           RISK LIMIT

                                     +300             71,805             -47.6%              45.0%
                                     +200             93,596             -31.7%              35.0%
                                     +100            116,152             -15.2%              25.0%
                                        0            136,999               0.0%               0.0%
                                     -100            146,404               6.9%              25.0%
                                     -200            152,461              11.3%              35.0%
                                     -300            161,425              17.8%              45.0%

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


EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $1,980,000 at June 30, 2005 and $6,130,000 at December 31, 2004.

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

Equity securities held as of June 30, 2005 and December 31, 2004 are presented in Table XII.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XII - EQUITY SECURITIES
(IN THOUSANDS)                                                                                      HYPOTHETICAL     HYPOTHETICAL
                                                                                                         10%              20%
                                                                                                     DECLINE IN       DECLINE IN
                                                                                          FAIR         MARKET           MARKET
AT MARCH 31, 2005                                                            COST         VALUE        VALUE            VALUE
Banks and bank holding companies                                          $ 18,088      $ 27,258     $  (2,726)      $   (5,452)
Other equity securities                                                      3,936         4,180          (418)            (836)
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                                $ 22,024      $ 31,438     $  (3,144)      $   (6,288)
================================================================================================================================


                                                                                                    HYPOTHETICAL     HYPOTHETICAL
                                                                                                         10%              20%
                                                                                                     DECLINE IN       DECLINE IN
                                                                                          FAIR         MARKET           MARKET
AT DECEMBER 31, 2004                                                         COST         VALUE        VALUE           VALUE
Banks and bank holding companies                                          $ 17,426      $ 29,880     $  (2,988)      $   (5,976)
Other equity securities                                                      8,962         8,383          (838)          (1,677)
--------------------------------------------------------------------------------------------------------------------------------
     Total                                                                $ 26,388      $ 38,263     $  (3,826)      $   (7,653)
================================================================================================================================



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

There were no significant changes in the Corporation's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

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

Item 3.     Defaults Upon Senior Securities

            None

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 19, 2005. The Board of Directors fixed the close of business on March 1, 2005 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 8,190,990 shares of Common Stock.

The total number of votes cast was 5,591,779. There were 67 votes cast in person by owners or representatives and 5,591,712 votes by proxy for the election of the following as Class III Directors to serve for a term of three years:

Dennis F. Beardslee

                     Total Votes in Favor          5,543,080
                     Total Votes Withheld/Against     48,699

Jan E. Fisher

                     Total Votes in Favor          5,527,826
                     Total Votes Withheld/Against     63,953

Karl W. Kroeck

                     Total Votes in Favor          5,488,170
                     Total Votes Withheld/Against    103,609

Craig G. Litchfield

                     Total Votes in Favor          5,527,892
                     Total Votes Withheld/Against     63,887

Ann M. Tyler

                     Total Votes in Favor          5,538,218
                     Total Votes Withheld/Against     53,561

There were 380,105 shares non-voted by brokers related to the election of the Class III Directors noted above.

Item 5.     Other Information

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

3. (ii) By-laws                                            Incorporated by reference to Exhibit 3.1
                                                           of the Corporation's Form 8-K
                                                           filed August 25, 2004

11. Statement re: computation of per share earnings        Information concerning the computation of
                                                           earnings per share is provided in Note 2
                                                           to the Consolidated Financial Statements,
                                                           which is included in Part I, Item 1 of Form 10-Q
31. Rule 13a-14(a)/15d-14(a) certifications:

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

August 5, 2005              By: Craig G. Litchfield /s/
--------------                  -----------------------
Date                            Chairman, President and Chief Executive Officer



August 5, 2005              By: Mark A. Hughes /s/
--------------                  ------------------
Date                            Treasurer and Chief Financial Officer