Form 10-Q
period 2005-09-30
CITIZENS & NORTHERN CORP
filed 2005-11-07
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes       No   X
    -----    -----

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                            Outstanding
-----                            -----------
Common Stock ($1.00 par value)   8,220,791 Shares Outstanding October 28, 2005

                         CITIZENS & NORTHERN CORPORATION
                                      Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - September 30, 2005 and
December 31, 2004                                           Page 3
Consolidated Statement of Income - Three Months and Nine
Months Ended September 30, 2005 and 2004                    Page 4
Consolidated Statement of Cash Flows - Nine Months
Ended September 30, 2005 and 2004                           Pages 5 through 6
Notes to Consolidated Financial Statements                  Pages 7 through 12

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                         Pages 12 through 25

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                 Pages 26 through 28

Item 4. Controls and Procedures                             Page 28

Part II. Other Information                                  Pages 29 through 30

Signatures                                                  Page 31

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer                                     Page 32

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer                                     Page 33

Exhibit 32. Section 1350 Certifications                     Page 34

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                          SEPT. 30,     DEC. 31,
                                                                             2005         2004
                                                                         (UNAUDITED)     (NOTE)
                                                                         -----------   ----------
ASSETS
Cash and due from banks:
   Noninterest-bearing                                                   $   19,439    $   14,845
   Interest-bearing                                                          12,394         4,108
                                                                         ----------    ----------
      Total cash and cash equivalents                                        31,833        18,953
Available-for-sale securities                                               449,059       475,085
Held-to-maturity securities                                                     424           433
Loans, net                                                                  637,646       572,826
Bank-owned life insurance                                                    18,500        18,083
Accrued interest receivable                                                   5,371         5,094
Bank premises and equipment, net                                             21,679        16,725
Foreclosed assets held for sale                                                 153           497
Intangible asset - core deposit intangible, net                                 526            --
Intangible asset - goodwill                                                   2,944            --
Other assets                                                                 15,464        15,306
                                                                         ----------    ----------
TOTAL ASSETS                                                             $1,183,599    $1,123,002
                                                                         ==========    ==========
LIABILITIES
Deposits:
   Noninterest-bearing                                                   $   99,033    $   80,378
   Interest-bearing                                                         653,975       596,167
                                                                         ----------    ----------
      Total deposits                                                        753,008       676,545
Dividends payable                                                             1,891         1,864
Short-term borrowings                                                        41,805        34,178
Long-term borrowings                                                        246,499       270,827
Accrued interest and other liabilities                                        8,928         8,003
                                                                         ----------    ----------
TOTAL LIABILITIES                                                         1,052,131       991,417
                                                                         ----------    ----------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares,
   issued 8,389,418 in 2005 and 8,307,305 in 2004                             8,389         8,307
Stock dividend distributable                                                     --         2,188
Paid-in capital                                                              24,893        22,456
Retained earnings                                                            94,697        90,484
                                                                         ----------    ----------
      Total                                                                 127,979       123,435
Accumulated other comprehensive income                                        5,510        10,535
Unamortized stock compensation                                                  (74)          (46)
Treasury stock, at cost:
   168,927 shares at September 30, 2005                                      (1,947)
   204,659 shares at December 31, 2004                                                     (2,339)
                                                                         ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                                  131,468       131,585
                                                                         ----------    ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $1,183,599    $1,123,002
                                                                         ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                       3 MONTHS ENDED              9 MONTHS ENDED
                                                                 -------------------------   -------------------------
                                                                  SEPT. 30,     SEPT. 30,     SEPT. 30,     SEPT. 30,
                                                                    2005          2004          2005          2004
                                                                  (CURRENT)   (PRIOR YEAR)    (CURRENT)   (PRIOR YEAR)
                                                                 ----------   ------------   ----------   ------------
INTEREST INCOME
   Interest and fees on loans                                    $   10,003    $    8,620    $   28,327    $   25,181
   Interest on balances with depository institutions                     11             3            24             7
   Interest on loans to political subdivisions                          293           260           808           713
   Interest on federal funds sold                                        31             4            61             8
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                         3,580         3,499        10,859        10,256
      Tax-exempt                                                      1,419         1,844         4,306         5,717
      Dividends                                                         234           343           787         1,049
                                                                 ----------    ----------    ----------    ----------
   Total interest and dividend income                                15,571        14,573        45,172        42,931
                                                                 ----------    ----------    ----------    ----------
INTEREST EXPENSE
   Interest on deposits                                               3,870         3,086        10,924         9,394
   Interest on short-term borrowings                                    337           122           894           371
   Interest on long-term borrowings                                   2,219         2,457         6,720         7,096
                                                                 ----------    ----------    ----------    ----------
   Total interest expense                                             6,426         5,665        18,538        16,861
                                                                 ----------    ----------    ----------    ----------
   Interest margin                                                    9,145         8,908        26,634        26,070
   Provision for loan losses                                            375           350         1,125         1,050
                                                                 ----------    ----------    ----------    ----------
   Interest margin after provision for loan losses                    8,770         8,558        25,509        25,020
                                                                 ----------    ----------    ----------    ----------
OTHER INCOME
   Service charges on deposit accounts                                  457           463         1,182         1,337
   Service charges and fees                                              92            78           288           209
   Trust and financial management revenue                               539           453         1,589         1,483
   Insurance commissions, fees and premiums                             221           108           405           327
   Increase in cash surrender value of life insurance                   138           151           417           463
   Fees related to credit card operation                                264           159           712           568
   Other operating income                                               438           215         1,148           720
                                                                 ----------    ----------    ----------    ----------
   Total other income before realized gains on securities, net        2,149         1,627         5,741         5,107
   Realized gains on securities, net                                    393           459         2,388         1,744
                                                                 ----------    ----------    ----------    ----------
   Total other income                                                 2,542         2,086         8,129         6,851
                                                                 ----------    ----------    ----------    ----------
OTHER EXPENSES
   Salaries and wages                                                 3,249         2,906         9,172         8,306
   Pensions and other employee benefits                                 893           866         2,878         2,678
   Occupancy expense, net                                               446           450         1,371         1,187
   Furniture and equipment expense                                      624           437         1,922         1,161
   Pennsylvania shares tax                                              196           212           608           635
   Other operating expense                                            1,895         1,867         5,653         5,288
                                                                 ----------    ----------    ----------    ----------
   Total other expenses                                               7,303         6,738        21,604        19,255
                                                                 ----------    ----------    ----------    ----------
   Income before income tax provision                                 4,009         3,906        12,034        12,616
   Income tax provision                                                 722           501         2,154         1,816
                                                                 ----------    ----------    ----------    ----------
NET INCOME                                                       $    3,287    $    3,405    $    9,880    $   10,800
                                                                 ==========    ==========    ==========    ==========
PER SHARE DATA:
Net income - basic                                               $     0.40    $     0.42    $     1.20    $     1.32
Net income - diluted                                             $     0.40    $     0.41    $     1.19    $     1.31
                                                                 ----------    ----------    ----------    ----------
Dividend per share                                               $     0.23    $     0.22    $     0.69    $     0.66
                                                                 ----------    ----------    ----------    ----------
Number of shares used in computation - basic                      8,215,365     8,182,851     8,206,438     8,186,014
Number of shares used in computation - diluted                    8,283,770     8,226,968     8,270,940     8,235,179

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                         9 MONTHS ENDED SEPT. 30,
                                                                         ------------------------
                                                                             2005        2004
                                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   9,880   $  10,800
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                               1,125       1,050
      Realized gains on securities, net                                      (2,388)     (1,744)
      Gain on sale of foreclosed assets, net                                   (133)        (34)
      Depreciation expense                                                    1,687       1,077
      Accretion and amortization of securities, net                             223         575
      Increase in cash surrender value of life insurance                       (417)       (463)
      Amortization of restricted stock                                           69          66
      Amortization of core deposit intangible                                    21          --
      Increase in accrued interest receivable and other assets               (1,566)     (1,535)
      Increase in accrued interest payable and other liabilities              2,952       2,841
                                                                          ---------   ---------
         Net Cash Provided by Operating Activities                           11,453      12,633
                                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                          7         120
   Proceeds from sales of available-for-sale securities                     134,919      67,809
   Proceeds from calls and maturities of available-for-sale securities       45,117      72,022
   Purchase of available-for-sale securities                               (150,012)   (157,929)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                    (3,883)     (2,813)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                   5,390       1,779
   Net increase in loans                                                    (42,671)    (47,627)
   Purchase of premises and equipment                                        (5,172)     (4,580)
   Proceeds from sale of foreclosed assets                                      791          93
   Proceeds from acquisition of Canisteo Valley Corporation, net                202          --
                                                                          ---------   ---------
         Net Cash Used in Investing Activities                              (15,313)    (71,126)
                                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                  38,455      14,810
   Net increase in short-term borrowings                                      7,627       4,298
   Proceeds from long-term borrowings                                        18,163      73,943
   Repayments of long-term borrowings                                       (42,491)    (30,042)
   Purchase of treasury stock                                                   (59)       (575)
   Sale of treasury stock                                                       652         527
   Tax benefit from compensation plans                                           60          --
   Dividends paid                                                            (5,667)     (5,357)
                                                                          ---------   ---------
         Net Cash Provided by Financing Activities                           16,740      57,604
                                                                          ---------   ---------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                            12,880        (889)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 18,953      15,171
                                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  31,833   $  14,282
                                                                          =========   =========

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED) (CONTINUED)

                                                              9 MONTHS ENDED SEPT. 30,
                                                              ------------------------
                                                                    2005      2004
                                                                  -------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans       $   268   $   510
   Interest paid                                                  $16,019   $13,300
   Income taxes paid                                              $ 2,092   $ 2,438

ACQUISITION OF CANISTEO VALLEY CORPORATION:
   Cash and cash equivalents received                             $ 7,136   $    --
   Cash paid for acquisition                                       (6,934)       --
                                                                  -------   -------
   Net cash received on acquisition                               $   202   $    --
                                                                  =======   =======
NONCASH ASSETS RECEIVED AND LIABILITIES ASSUMED FROM
ACQUISITION OF CANISTEO VALLEY CORPORATION:
   Assets received:
      Available for sale securities                               $ 9,439   $    --
      Loans                                                        23,542        --
      Premises and equipment                                        1,469        --
      Foreclosed assets                                                46        --
      Intangible asset - core deposit intangible                      547        --
      Intangible asset - goodwill                                   2,944        --
      Other assets                                                    446        --
                                                                  -------   -------
   Total noncash assets received                                  $38,433   $    --
                                                                  =======   =======
   Liabilities assumed:
      Deposits                                                    $38,008   $    --
      Other liabilities                                               627        --
                                                                  -------   -------
   Total noncash liabilities assumed                              $38,635   $    --
                                                                  =======   =======

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

Results reported for the three-month and nine-month periods ended September 30, 2005 might not be indicative of the results for the year ending December 31, 2005.

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

                                                           WEIGHTED-
                                                            AVERAGE    EARNINGS
                                                 NET         COMMON       PER
                                                INCOME       SHARES      SHARE
                                             -----------   ---------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2005
Earnings per share - basic                   $ 9,880,000   8,206,438     $1.20
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     215,283
   Hypothetical share repurchase at $30.55                  (150,781)
                                             -----------   ---------     -----
Earnings per share - diluted                 $ 9,880,000   8,270,940     $1.19
                                             ===========   =========     =====

NINE MONTHS ENDED SEPTEMBER 30, 2004
Earnings per share - basic                   $10,800,000   8,186,014     $1.32
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     190,915
   Hypothetical share repurchase at $25.38                  (141,750)
                                             -----------   ---------     -----
Earnings per share - diluted                 $10,800,000   8,235,179     $1.31
                                             ===========   =========     =====

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

                                                          WEIGHTED-
                                                           AVERAGE    EARNINGS
                                                 NET        COMMON       PER
                                               INCOME       SHARES      SHARE
                                             ----------   ---------   --------
QUARTER ENDED SEPTEMBER 30, 2005
Earnings per share - basic                   $3,287,000   8,215,365     $0.40
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                    211,805
   Hypothetical share repurchase at $31.51                 (143,400)
                                             ----------   ---------     -----
Earnings per share - diluted                 $3,287,000   8,283,770     $0.40
                                             ==========   =========     =====

QUARTER ENDED SEPTEMBER 30, 2004
Earnings per share - basic                   $3,405,000   8,182,851     $0.42
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                    184,187
   Hypothetical share repurchase at $24.83                 (140,070)
                                             ----------   ---------     -----
Earnings per share - diluted                 $3,405,000   8,226,968     $0.41
                                             ==========   =========     =====

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock options.

                                                3 MONTHS ENDED    9 MONTHS ENDED
                                                  SEPT. 30,          SEPT. 30,
                                               ---------------   ----------------
(NET INCOME IN THOUSANDS)                       2005     2004     2005      2004
-------------------------                      ------   ------   ------   -------
Net income, as reported                        $3,287   $3,405   $9,880   $10,800
Deduct: Total stock option compensation
   expense determined under fair value
   method for all awards, net of tax effects       --       (5)     (69)      (96)
                                               ------   ------   ------   -------
Pro forma net income                           $3,287   $3,400   $9,811   $10,704
                                               ======   ======   ======   =======
Earnings per share-basic
   As reported                                 $ 0.40   $ 0.42   $ 1.20   $  1.32
   Pro forma                                   $ 0.40   $ 0.42   $ 1.20   $  1.31

Earnings per share-diluted
   As reported                                 $ 0.40   $ 0.41   $ 1.19   $  1.31
   Pro forma                                   $ 0.40   $ 0.41   $ 1.19   $  1.30

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

The components of comprehensive income, and the related tax effects, are as follows:

                                                                        3 MONTHS ENDED           9 MONTHS ENDED
                                                                     ---------------------   ---------------------
                                                                     SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
(IN THOUSANDS)                                                          2005        2004        2005        2004
--------------                                                       ---------   ---------   ---------   ---------
Net income                                                            $ 3,287     $ 3,405     $ 9,880     $10,800

Unrealized holding (losses) gains on available-for-sale securities     (4,104)      9,760      (5,226)       (988)
Reclassification adjustment for gains realized in income                 (393)       (459)     (2,388)     (1,744)
                                                                      -------     -------     -------     -------
Other comprehensive (loss) income before income tax                    (4,497)      9,301      (7,614)     (2,732)
Income tax related to other comprehensive income/loss                   1,529      (3,163)      2,589         930
                                                                      -------     -------     -------     -------
Other comprehensive (loss) income                                      (2,968)      6,138      (5,025)     (1,802)
                                                                      -------     -------     -------     -------
Comprehensive income                                                  $   319     $ 9,543     $ 4,855     $ 8,998
                                                                      =======     =======     =======     =======

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

5. SECURITIES

Amortized cost and fair value of securities at September 30, 2005 are summarized as follows:

                                                                  SEPTEMBER 30, 2005
                                                               -----------------------
                                                                  GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                   AMORTIZED     HOLDING      HOLDING      FAIR
(IN THOUSANDS)                                        COST        GAINS       LOSSES       VALUE
--------------                                     ---------   ----------   ----------   --------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $    502     $    --     $    (1)    $    501
Obligations of other U.S. Government agencies         45,999          --        (386)      45,613
Obligations of states and political subdivisions     128,277       2,820      (1,013)     130,084
Other securities                                      96,855       1,565      (1,136)      97,284
Mortgage-backed securities                           146,324         190      (2,943)     143,571
                                                    --------     -------     -------     --------
Total debt securities                                417,957       4,575      (5,479)     417,053
Marketable equity securities                          22,754       9,596        (344)      32,006
                                                    --------     -------     -------     --------
Total                                               $440,711     $14,171     $(5,823)    $449,059
                                                    ========     =======     =======     ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $    314     $    13     $    --     $    327
Obligations of other U.S. Government agencies             98           9          --          107
Mortgage-backed securities                                12          --          --           12
                                                    --------     -------     -------     --------
Total                                               $    424     $    22     $    --     $    446
                                                    ========     =======     =======     ========

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005.

                                                    LESS THAN 12 MONTHS      12 MONTHS OR MORE            TOTAL
                                                   ---------------------   --------------------   ---------------------
                                                     FAIR     UNREALIZED     FAIR    UNREALIZED     FAIR     UNREALIZED
(IN THOUSANDS)                                       VALUE      LOSSES      VALUE      LOSSES       VALUE      LOSSES
--------------                                     --------   ----------   -------   ----------   --------   ----------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $    501    $    (1)    $    --    $    --     $    501    $    (1)
Obligations of other U.S. Government agencies        40,140       (360)      1,474        (26)      41,614       (386)
Obligations of states and political subdivisions     39,204       (660)      8,677       (353)      47,881     (1,013)
Other securities                                     51,196       (805)     13,994       (331)      65,190     (1,136)
Mortgage-backed securities                           60,900       (880)     73,764     (2,063)     134,664     (2,943)
                                                   --------    -------     -------    -------     --------    -------
Total debt securities                               191,941     (2,706)     97,909     (2,773)     289,850     (5,479)
Marketable equity securities                          3,763       (108)      2,090       (236)       5,853       (344)
                                                   --------    -------     -------    -------     --------    -------
Total temporarily impaired available-for-sale
   securities                                      $195,704    $(2,814)    $99,999    $(3,009)    $295,703    $(5,823)
                                                   ========    =======     =======    =======     ========    =======
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                   $     --    $    --     $    --    $    --     $     --    $    --
Obligations of other U.S. Government agencies            --         --          --         --           --         --
Mortgage-backed securities                               --         --          --         --           --         --
                                                   --------    -------     -------    -------     --------    -------
Total temporarily impaired held-to-maturity
   securities                                      $     --    $    --     $    --    $    --     $     --    $    --
                                                   --------    -------     -------    -------     --------    -------

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities at September 30, 2005 were not other-than-temporarily impaired.

6. DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.

In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance and will not affect the Corporation's future expenses. Recently, the Corporation has determined that prescription drug benefits provided under the postretirement plan are actuarially equivalent to benefits that will be available under the Medicare Prescription Drug, Improvement and Modernization Act ("Medicare Part D"). Management has not yet determined the effects of future reimbursements to the Plan on the liability balance. Accordingly, the financial statement amounts and disclosures related to the postretirement benefits plan do not reflect the effects of changes that may result from Medicare Part D.

The Corporation uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these defined benefit plans are as follows:

                                                    PENSION      POSTRETIREMENT
                                                9 MONTHS ENDED   9 MONTHS ENDED
                                                   SEPT. 30,        SEPT. 30,
                                                --------------   --------------
(IN THOUSANDS)                                   2005   2004       2005   2004
--------------                                  -----   -----      ----   ----
Service cost                                    $ 356   $ 357      $ 35   $ 33
Interest cost                                     464     465        50     48
Expected return on plan assets                   (595)   (561)       --     --
Amortization of transition (asset) obligation     (17)    (18)       27     27
Recognized net actuarial loss                      29      48         2      3
                                                -----   -----      ----   ----
Net periodic benefit cost                       $ 237   $ 291      $114   $111
                                                =====   =====      ====   ====

                                                    PENSION      POSTRETIREMENT
                                                3 MONTHS ENDED   3 MONTHS ENDED
                                                   SEPT. 30,        SEPT. 30,
                                                --------------   --------------
(IN THOUSANDS)                                   2005   2004       2005   2004
--------------                                  -----   -----      ----   ----
Service cost                                    $ 118   $ 119      $11    $11
Interest cost                                     155     155       17     16
Expected return on plan assets                   (198)   (187)      --     --
Amortization of transition (asset) obligation      (5)     (6)       9      9
Recognized net actuarial loss                      10      16        1      1
                                                -----   -----      ----   ----
Net periodic benefit cost                       $  80   $  97      $38    $37
                                                =====   =====      ====   ====

Management intends to include employees of First State Bank in coverage under the defined benefit pension and postretirement plans, effective September 1, 2005 (see Note 8 for more information concerning the acquisition). Currently, management has not determined the effect, if any, on 2005 funding requirements or financial statement amounts that may result from providing coverage to the First State Bank employees; however, the impact is not expected to be significant in relation to the Corporation's total obligations. Excluding possible adjustment for the addition of First State Bank employees, the Corporation funded its total expected defined benefit pension contribution for 2005 of $178,000 in April 2005. In the first nine months of 2005, the Corporation funded postretirement contributions totaling $39,000. The estimated total (annual) amount of 2005 postretirement contributions is $52,000.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

7. CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management's opinion, the Corporation's financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

8. ACQUISITION

Effective at 11:59 p.m. on August 31, 2005, Citizens & Northern Corporation acquired 100% of Canisteo Valley Corporation in an all-cash merger transaction. Accordingly, the results of operations for Canisteo Valley Corporation have been included in the accompanying consolidated financial statements from that date forward. Canisteo Valley Corporation is the parent company of First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY. The acquisition of Canisteo Valley Corporation and First State Bank permits expansion of Citizens & Northern Corporation's banking operations into communities located in the southern tier of New York State, in close proximity to many of the northern Pennsylvania branch locations, and provides First State Bank with the administrative and credit management resources of a larger organization.

The Corporation is still in the process of obtaining final valuations on loans, intangible assets, premises and equipment, deposits and other liabilities; accordingly, allocation of the purchase price is subject to modification in the future. Information regarding the purchase price and estimated fair values of assets acquired and liabilities assumed as of the acquisition date is provided as supplemental information in the consolidated statement of cash flows. The pro forma effect of Canisteo Valley Corporation's (including First State Bank's) revenues and operating results on the Corporation's financial statements for all periods presented in this Form 10-Q would not be significant.

PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Citizens & Northern Corporation ("Corporation") is a holding company whose principal activity is community banking. The Corporation's principal office is located in Wellsboro, Pennsylvania. The largest subsidiary is Citizens & Northern Bank ("C&N Bank"), which had total assets of $1,107,963,000 at September 30, 2005. In the third quarter 2005, the Corporation completed the acquisition of Canisteo Valley Corporation and its subsidiary, First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY. The acquisition of Canisteo Valley Corporation and First State Bank permits expansion of Citizens & Northern Corporation's banking operations into communities located in the southern tier of New York State, in close proximity to many of the northern Pennsylvania branch locations, and provides First State Bank with the administrative and credit management resources of a larger organization. The Corporation's other wholly-owned subsidiaries are Citizens & Northern Investment Corporation, Bucktail Life Insurance Company ("Bucktail") and Canisteo Valley Corporation. Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures credit and mortgage life and accident and health insurance on behalf of C&N Bank.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

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

REFERENCES TO 2005 AND 2004

Unless otherwise noted, all references to "2005" in the following discussion of operating results are intended to mean the nine months ended September 30, 2005, and similarly, references to "2004" are intended to mean the nine months ended September 30, 2004.

EARNINGS OVERVIEW

Net income in 2005 was $9,880,000, or $1.20 per share (basic) and $1.19 per share (diluted). This represents a decrease of 8.5% from 2004. Return on average assets was 1.16% in 2005, as compared to 1.30% in 2004. Return on average equity was 9.95% in 2005, as compared to 11.28% in 2004.

The most significant income statement changes between 2005 and 2004 were as follows:

     -    The interest margin of $26,634,000 in 2005 was $564,000, or 2.2%, higher than in 2004. Average (gross) loans outstanding increased 11.8% as compared to one year earlier, to $607,981,000 in 2005. The increase in loan volume has been the major reason for the slight growth in the interest margin in 2005 over 2004. As described in the Net Interest Margin section of Management's Discussion and Analysis, on a fully taxable equivalent basis, the interest margin is slightly lower in 2005 than in 2004.

     - Net realized gains from securities amounted to $2,388,000 in 2005, up $644,000 from 2004. The Corporation's volume of investment security sales was high by historical standards during the first nine months of 2005, as management identified several bank stocks that were deemed fully valued and also sold selected debt securities in an effort to manage its interest rate risk position.

     - Other (noninterest) income increased $634,000 (12.4%) in 2005 as compared to 2004. This category includes several sources of revenue. The sources of revenue with the largest increases in 2005 included the following: fees related to credit card operations of $144,000; dividends from Federal Home Loan Bank of Pittsburgh stock of $122,000; and Trust and Financial Management revenues of $106,000. Other changes in noninterest income are discussed in more detail later in Management's Discussion and Analysis.

     - Other (noninterest) expense increased $2,349,000 (12.2%) in 2005 as compared to 2004. Total salaries and benefit expenses increased $1,066,000, or 9.7% in 2005 over 2004, primarily due to new hires to accommodate expansion into new branches (Williamsport and South Williamsport in 2004, Jersey Shore in August 2005, and Canisteo and South Hornell, NY, in September 2005), and from the addition of new employees for support functions, such as Risk Management, Finance and Training. Furniture and equipment expense increased $761,000, or 65.6%, mainly due to depreciation and maintenance costs associated with the new core banking software system, which was implemented in the fourth quarter 2004.

     - The income tax provision increased to $2,154,000 in 2005 from $1,816,000 in 2004. The Corporation's effective tax rate rose to 17.9% in 2005 from 14.4% in 2004. This higher effective tax rate resulted mainly from management's decision to decrease the weighting of tax-exempt obligations of states and political subdivisions, as a percentage of total assets, to avoid or reduce what would have otherwise been a substantial alternative minimum tax liability.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

THIRD QUARTER 2005

Net Income in the third quarter 2005 was $3,287,000, which was 3.5% lower than third quarter 2004 Net Income of $3,405,000. As you can see in Table I below, Net Income for the third quarter 2005 was very flat in comparison to results for each of the first two quarters. The interest margin increased $392,000 in the third quarter 2005, as compared to the previous quarter, due to a higher average loans outstanding and other factors, while net realized gains on securities fell to $393,000 in the third quarter from $929,000 in the second quarter.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                 SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
(IN THOUSANDS)                                      2005       2005       2005       2004       2004        2004       2004
                                                 ---------   --------   --------   --------   ---------   --------   --------
Interest income                                   $15,571     $14,908    $14,693    $14,991    $14,573     $14,343    $14,015
Interest expense                                    6,426       6,155      5,957      5,745      5,665       5,493      5,703
                                                  -------     -------    -------    -------    -------     -------    -------
Interest margin                                     9,145       8,753      8,736      9,246      8,908       8,850      8,312
Provision for loan losses                             375         375        375        350        350         350        350
                                                  -------     -------    -------    -------    -------     -------    -------
Interest margin after provision for loan losses     8,770       8,378      8,361      8,896      8,558       8,500      7,962
Other income                                        2,149       1,889      1,703      1,815      1,627       1,855      1,625
Securities gains                                      393         929      1,066      1,133        459         321        964
Other expenses                                      7,303       7,173      7,128      6,746      6,738       6,289      6,228
                                                  -------     -------    -------    -------    -------     -------    -------
Income before income tax provision                  4,009       4,023      4,002      5,098      3,906       4,387      4,323
Income tax provision                                  722         725        707      1,035        501         698        617
                                                  -------     -------    -------    -------    -------     -------    -------
Net income                                        $ 3,287     $ 3,298    $ 3,295    $ 4,063    $ 3,405     $ 3,689    $ 3,706
                                                  =======     =======    =======    =======    =======     =======    =======
Net income per share - basic                      $  0.40     $  0.40    $  0.40    $  0.50    $  0.42     $  0.45    $  0.45
                                                  =======     =======    =======    =======    =======     =======    =======
Net income per share - diluted                    $  0.40     $  0.40    $  0.40    $  0.49    $  0.41     $  0.45    $  0.45
                                                  =======     =======    =======    =======    =======     =======    =======

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock splits and dividends.

PROSPECTS FOR THE REMAINDER OF 2005

An update on the Corporation's expansion projects is as follows:

     - Expansion in Lycoming County, PA, continues. The Jersey Shore office opened in August 2005, and construction has begun on a branch facility in Old Lycoming Township, PA. We hope to open the Old Lycoming Township office in the first quarter 2006.

     - As reported earlier in Management's Discussion and Analysis, we closed on the acquisition of Canisteo Valley Corporation, the parent company of First State Bank of Canisteo, NY, in the third quarter 2005. This transaction added two more banking locations, and increased assets by approximately $38.6 million.

     - Construction has begun on a new administrative building in Wellsboro, within 2 blocks of the main office. We expect to move into this facility in the first quarter 2006.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

Management expects the investments in new markets to provide future, continuing opportunities for earnings growth. However, consistent with results for the first nine months of 2005, noninterest expense for the year 2005 is expected to be up significantly from the year 2004, mainly due to payroll and other start-up costs related to the new branches, as well as costs from a full year of depreciation and maintenance from the core computer system that was placed in service in October 2004. Further, short-term interest rates have been rising faster than long-term rates, causing a negative effect on the Corporation's net interest margin. Thus far in 2005, loan demand has been good, and higher loan volumes have allowed the Corporation to maintain its interest margin at a level approximately equal with that of 2004. Management is concerned that recent events, including substantial increases in prices of petroleum-based products in 2005, possibly exacerbated by the hurricanes in the U.S. Gulf Coast area, could lead to a higher level of inflation than experienced in recent years. The possibility of higher inflation could lead the Federal Reserve to continue to increase its Federal Funds target rate, which could harm the Corporation's operating results in two ways - by increasing the cost of funds, and by dampening the economy (and therefore, demand for loans). The Corporation's exposure to interest rate risk is discussed in more detail in Item 3.

Another major variable that affects the Corporation's earnings is securities gains and losses. Management's decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized in the fourth quarter 2005.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

The net interest margin, on a tax-equivalent basis, was $29,018,000 in 2005, down $113,000, or 0.4%, from 2004. As reflected in Table IV, interest rate changes had the effect of decreasing net interest income $954,000 in 2005 as compared to 2004, as rising short-term interest rates caused increases in the Corporation's interest expense on money market deposits, certificates of deposits and short-term borrowings. Table IV also shows that increased interest income from higher volumes of earning assets (primarily loans) exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $841,000 in 2005 compared to 2004. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.29% for the first nine months of 2005, compared to 3.43% for the year ended December 31, 2004 and 3.44% for the first nine months of 2004.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 3.4%, to $47,556,000 in 2005 from $45,992,000 in 2004.
Interest and fees from loans increased $3,280,000, or 12.5%, while income from available-for-sale securities decreased $1,785,000, or 9.0%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of the lower average volume of available-for-sale securities.

As indicated in Table III, average available-for-sale securities in the first nine months of 2005 amounted to $445,162,000, a decrease of 8.1% from the first nine months of 2004. Proceeds from sales and maturities of securities have been used, in part, to help fund the substantial growth in loans. Also, because short-term interest rates have been rising faster than long-term rates, there have been few opportunities to purchase mortgage-backed securities or other bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities was 5.39% for first nine months of 2005, slightly lower than the 5.44% level in the nine months of 2004, and the 5.41% rate of return for the year ended December 31, 2004.

Tax-exempt securities (municipal bonds) were a smaller portion of the Corporation's earning assets in 2005 than in 2004. The average balance of municipal bonds shrunk to $121,618,000 in 2005 from $158,842,000 in the first nine months of 2004. Management decided to reduce the Corporation's investment in municipal bonds during the fourth quarter 2004, in order to reduce the alternative minimum tax liability incurred in 2004, and reduce or eliminate the potential for an alternative minimum tax liability that would otherwise have been expected for 2005.

The average balance of gross loans increased 11.8% in the first nine months of 2005 over the first nine months of 2004, to $607,981,000 from $543,700,000. The largest growth was in commercial loans, due in part to new personnel and relationships in Williamsport and throughout Lycoming County, as well as from growth in staffing and an increased emphasis on commercial lending throughout the Corporation's market area over the last few years. The average rate of return on loans was 6.49% in the first nine months of 2005, as compared to 6.44% in the first nine months of 2004. The aggregate average interest rate on the commercial loan portfolio has increased steadily over the second and third quarters of 2005, as variable rates in the market (mainly Prime, 1-month LIBOR and 3-month LIBOR) have increased.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense rose $1,677,000, or 9.9%, to $18,538,000 in 2005 from
$16,861,000 in 2004. Table III reflects the current trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities rose to 2.72% for the first nine months of 2005, from 2.52% for the first nine months of 2004. In Table III, you can see the impact of rising short-term interest rates on some of the Corporation's largest sources of funds:
(1) money market accounts, which increased to an average rate of 1.98% in 2005 from 1.22% in the first nine months of 2004, (2) certificates of deposit, which increased to an average rate of 3.20% from 2.82%, and (3) short-term borrowings, which rose to an average rate of 2.55% from 1.29%. Helping to offset some of the impact of rising short-term market rates were IRAs, for which the average rate fell to 3.40% from 3.93%, and long-term borrowings, for which the average rate fell to 3.46% from 3.56%. In the first quarter 2004, the average rate paid on the majority of the Corporation's IRAs was 5%, which was the "floor" on 18-month passbook IRAs that existed prior to October 1, 2003. Effective April 1, 2004, the floor on those IRAs fell to 3%, and the Corporation's passbook IRA rate has ranged from 3.25% to 3.50% thereafter. The decrease in average rate incurred on long-term borrowings resulted from repayment of borrowings originated in earlier interest rate cycles at higher rates.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

As you can calculate from Table III, total average deposits (interest-bearing and noninterest-bearing) increased to $687,363,000 in the first nine months of 2005 from $665,713,000 in the first nine months of 2004, an increase of 3.3%. Average total short-term and long-term borrowed funds amounted to $306,596,000 in the first nine months of 2005, up slightly from $304,561,000 in the first nine months of 2004. In 2004, the Corporation utilized borrowings to fund security purchases and to help fund loan growth. In 2005, this trend has changed, as management has begun to use proceeds from the securities portfolio to help fund loan growth, and has either rolled over maturing long-term borrowings into short-term borrowing instruments at lower rates, or "shrunk the balance sheet" by paying off long-term borrowings as they mature, without replacement. This change in trend is reflected in the consolidated balance sheet, as total short-term borrowings increased to $41,805,000 at September 30, 2005 from $34,178,000 at December 31, 2004, and total long-term borrowings decreased to $246,499,000 at September 30, 2005 from $270,827,000 at December 31, 2004.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 -----------------    INCREASE/
(IN THOUSANDS)                                     2005      2004    (DECREASE)
--------------                                   -------   -------   ----------
INTEREST INCOME
Available-for-sale securities:
   Taxable                                       $11,627   $11,286    $   341
   Tax-exempt                                      6,315     8,441     (2,126)
                                                 -------   -------    -------
      Total available-for-sale securities         17,942    19,727     (1,785)
                                                 -------   -------    -------
Held-to-maturity securities,
   Taxable                                            19        20         (1)
Interest-bearing due from banks                       24         7         17
Federal funds sold                                    61         8         53
Loans:
   Taxable                                        28,327    25,180      3,147
   Tax-exempt                                      1,183     1,050        133
                                                 -------   -------    -------
      Total loans                                 29,510    26,230      3,280
                                                 -------   -------    -------
Total Interest Income                             47,556    45,992      1,564
                                                 -------   -------    -------

INTEREST EXPENSE
Interest checking                                    218       173         45
Money market                                       2,812     1,748      1,064
Savings                                              218       211          7
Certificates of deposit                            4,576     3,839        737
Individual Retirement Accounts                     3,095     3,418       (323)
Other time deposits                                    5         5         --
Short-term borrowings                                894       371        523
Long-term borrowings                               6,720     7,096       (376)
                                                 -------   -------    -------
Total Interest Expense                            18,538    16,861      1,677
                                                 -------   -------    -------
Net Interest Income                              $29,018   $29,131    $  (113)
                                                 =======   =======    =======

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q
TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(DOLLARS IN THOUSANDS)

                                             9 MONTHS                 YEAR                  9 MONTHS
                                               ENDED     RATE OF     ENDED      RATE OF       ENDED     RATE OF
                                             9/30/2005   RETURN/   12/31/2004   RETURN/     9/30/2004   RETURN/
                                              AVERAGE    COST OF     AVERAGE     COST OF     AVERAGE    COST OF
                                              BALANCE    FUNDS %     BALANCE     FUNDS %     BALANCE    FUNDS %
                                            ----------   -------   ----------   --------   ----------   -------
EARNING ASSETS
Available-for-sale securities, at
   amortized cost:
   Taxable                                  $  323,544    4.80%    $  331,447     4.65%    $  325,458    4.63%
   Tax-exempt                                  121,618    6.94%       151,049     7.09%       158,842    7.10%
                                            ----------    ----     ----------              ----------    ----
      Total available-for-sale securities      445,162    5.39%       482,496     5.41%       484,300    5.44%
                                            ----------    ----     ----------              ----------    ----
Held-to-maturity securities,
   Taxable                                         429    5.92%           460     5.87%           466    5.73%
Interest-bearing due from banks                  1,355    2.37%         1,449     0.76%         1,249    0.75%
Federal funds sold                               2,698    3.02%           778     1.29%           894    1.20%
Loans:
   Taxable                                     582,967    6.50%       530,045     6.46%       522,479    6.44%
   Tax-exempt                                   25,014    6.32%        21,307     6.58%        21,221    6.61%
                                            ----------    ----     ----------              ----------    ----
      Total loans                              607,981    6.49%       551,352     6.47%       543,700    6.44%
                                            ----------    ----     ----------              ----------    ----
      Total Earning Assets                   1,057,625    6.01%     1,036,535     5.96%     1,030,609    5.96%
Cash                                             9,077                 14,273                  14,722
Unrealized gain/loss on securities              12,823                 16,182                  16,454
Allowance for loan losses                       (7,100)                (6,523)                 (6,466)
Bank premises and equipment                     18,214                 14,953                  14,428
Other assets                                    45,793                 38,621                  38,006
                                            ----------             ----------              ----------
Total Assets                                $1,136,432             $1,114,041              $1,107,753
                                            ==========             ==========              ==========

INTEREST-BEARING LIABILITIES
Interest checking                           $   40,301    0.72%    $   39,188     0.59%    $   39,594    0.58%
Money market                                   190,231    1.98%       192,450     1.31%       191,363    1.22%
Savings                                         58,431    0.50%        57,439     0.49%        56,685    0.50%
Certificates of deposit                        191,352    3.20%       180,332     2.85%       182,151    2.82%
Individual Retirement Accounts                 121,606    3.40%       116,622     3.75%       116,315    3.93%
Other time deposits                              1,295    0.52%         1,275     0.39%         1,453    0.46%
Short-term borrowing                            46,930    2.55%        39,458     1.37%        38,538    1.29%
Long-term borrowing                            259,666    3.46%       268,211     3.55%       266,023    3.56%
                                            ----------    ----     ----------              ----------    ----
      Total Interest-bearing Liabilities       909,812    2.72%       894,975     2.53%       892,122    2.52%
Demand deposits                                 84,147                 82,001                  78,152
Other liabilities                               10,117                  8,691                   9,792
                                            ----------             ----------              ----------
Total Liabilities                            1,004,076                985,667                 980,066
                                            ----------             ----------              ----------
Stockholders' equity, excluding other
   comprehensive income/loss                   124,090                117,695                 116,828
Other comprehensive income/loss                  8,266                 10,679                  10,859
                                            ----------             ----------              ----------
Total Stockholders' Equity                     132,356                128,374                 127,687
                                            ----------             ----------              ----------
Total Liabilities and Stockholders'
   Equity                                   $1,136,432             $1,114,041              $1,107,753
                                            ==========             ==========              ==========
Interest Rate Spread                                      3.29%                   3.43%                  3.44%
Net Interest Income/Earning Assets                        3.67%                   3.78%                  3.78%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES
(IN THOUSANDS)

                                                  YTD ENDED 9/30/05 VS. 9/30/04
                                                --------------------------------
                                                CHANGE IN   CHANGE IN     TOTAL
                                                  VOLUME       RATE      CHANGE
                                                ---------   ---------   --------
EARNING ASSETS
Available-for-sale securities:
   Taxable                                       $   (68)    $  409     $   341
   Tax-exempt                                     (1,944)      (182)     (2,126)
                                                 -------     ------     -------
      Total available-for-sale securities         (2,012)       227      (1,785)
                                                 -------     ------     -------
Held-to-maturity securities,
      Taxable                                         (2)         1          (1)
Interest-bearing due from banks                        1         16          17
Federal funds sold                                    30         23          53
Loans:
   Taxable                                         2,916        231       3,147
   Tax-exempt                                        180        (47)        133
                                                 -------     ------     -------
      Total loans                                  3,096        184       3,280
                                                 -------     ------     -------
Total Interest Income                              1,113        451       1,564
                                                 -------     ------     -------
INTEREST-BEARING LIABILITIES
Interest checking                                      3         42          45
Money market                                         (10)     1,074       1,064
Savings                                                6          1           7
Certificates of deposit                              200        537         737
Individual Retirement Accounts                       149       (472)       (323)

Other time deposits                                   (1)         1          --
Short-term borrowings                                 95        428         523
Long-term borrowings                                (170)      (206)       (376)
                                                 -------     ------     -------
Total Interest Expense                               272      1,405       1,677
                                                 -------     ------     -------
Net Interest Income                              $   841     $ (954)    $  (113)
                                                 =======     ======     =======

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE V - COMPARISON OF NONINTEREST INCOME
(IN THOUSANDS)

                                                         9 MONTHS ENDED
                                                     ---------------------
                                                     SEPT. 30,   SEPT. 30,
                                                        2005        2004
                                                     ---------   ---------
Service charges on deposit accounts                    $1,182      $1,337
Service charges and fees                                  288         209
Trust and financial management revenue                  1,589       1,483
Insurance commissions, fees and premiums                  405         327
Increase in cash surrender value of life insurance        417         463
Fees related to credit card operation                     712         568
Other operating income                                  1,148         720
                                                       ------      ------
Total other operating income, before realized
   gains on securities, net                             5,741       5,107
Realized gains on securities, net                       2,388       1,744
                                                       ------      ------
Total Other Income                                     $8,129      $6,851
                                                       ======      ======

Total noninterest income increased $1,278,000, or 18.7%, in 2005 compared to 2004, including an increase in net realized gains on securities of $644,000. Securities gains are discussed in the Earnings Overview section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts fell $155,000, or 11.6%, in 2005 as compared to 2004. Changes in deposit account processing resulting from the new core banking system resulted in overdraft and other charges not being assessed for some transactions that would have generated charges with the former system. Management has been working with the core system vendor, and during the third quarter 2005 was able to reestablish virtually all of the remaining, significant overdraft and service charge routines. Those changes, along with fee increases in overdraft and other services, helped restore service charge revenue in the third quarter 2005 to a level almost as high as in 2004 (as reflected in the consolidated income statement, service charges on deposit accounts totaled $457,000 in the third quarter 2005, in comparison to $463,000 in the third quarter 2004).

- Other service charges and fees increased $79,000, or 37.8%, in 2005 over 2004, primarily from higher volumes of transactions, including letters of credit, ATM surcharges and other transactions.

- Trust and financial management revenue increased $106,000, or 7.1%, in 2005 over 2004. Much of the trust fees are determined based on the amount of assets under management, which have increased 13.0% as of September 30, 2005 as compared to one year earlier, to $404,899,000.

- Insurance commissions, fees and premiums increased $78,000, or 23.9%, in 2005 over 2004. In the third quarter 2005, Bucktail recorded a "catch-up" adjustment to recognize revenue of approximately $100,000 for insurance premiums associated with policies issued related to collateral mortgage transactions. Overall, Bucktail's operations are not a significant component of the Corporation's operations.

- The increase in cash surrender value of insurance fell $46,000, or 9.9%, in 2005 as compared to 2004. The Corporation's policy return is determined, in part, by the amount of earnings generated from a pooled separate investment trust held by the life insurance company. In 2005, earnings from that pooled separate trust fund were lower than in 2004, which is reflective of lower market yields on debt securities.

- Fees related to the Corporation's credit card operation increased $144,000, or 25.4%, in 2005 over 2004, primarily because of higher volumes and rates on merchant processing and interchange transactions.

- Other operating income increased $428,000, or 59.4%, in 2005 over 2004. Within this line item, the largest changes in 2005 were increases in the following categories: dividends from Federal Home Loan Bank of Pittsburgh stock of $122,000; gains from sales of foreclosed assets (other real estate) of $79,000; debit card fees of $76,000; broker dealer revenues of $75,000; and training grant revenue of $65,000.

CITIZENS & NORTHERN CORPORATION - FORM  10 - Q

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(IN THOUSANDS)

                                           9 MONTHS ENDED
                                       ---------------------
                                       SEPT. 30,   SEPT. 30,
                                          2005        2004
                                       ---------   ---------
Salaries and wages                      $ 9,172     $ 8,306
Pensions and other employee benefits      2,878       2,678
Occupancy expense, net                    1,371       1,187
Furniture and equipment expense           1,922       1,161
Pennsylvania shares tax                     608         635
Other operating expense                   5,653       5,288
                                        -------     -------
Total Other Expense                     $21,604     $19,255
                                        =======     =======

Salaries and wages increased $866,000, or 10.4%, in 2005 over 2004. The increase in salaries expense is primarily a reflection of a greater number of employees, resulting from expansion into new branches and the addition of new employees for support functions. The number of full-time equivalent employees was 338 as of September 30, 2005, up 7.0% from one year earlier.

Occupancy expense increased $184,000, or 15.5%, in 2005 over 2004, primarily as a result of higher depreciation and maintenance costs associated with new facilities.

Furniture and equipment expense increased $761,000, or 65.5%, in 2005 over 2004. Depreciation expense within this category increased $528,000, to $1,185,000 in 2005 from $657,000 in 2004, including approximately $450,000 of depreciation in 2005 from the new core banking software system. Similarly, maintenance and repair expense within this category increased $216,000, to $619,000 in 2005 from $403,000 in 2004, primarily because of maintenance costs associated with the new core banking software system of approximately $270,000 in 2005.

Other operating expense increased $365,000, or 6.9%, in 2005 over 2004. Most of the line items within this category increased in 2005, in part due to expansion into more locations and the resulting higher volume of transactions and costs. The most significant increases within this category were expenses associated with maintaining and preparing other real estate properties for sale, which increased $192,000 in 2005 to $242,000, and attorney fees, which increased $160,000 in 2005 to $188,000, mainly because of collection activities on a large commercial credit. Helping to reduce the overall increase in this category was a decrease in professional fees of $477,000, to $139,000 in 2005. In 2004, the Corporation incurred a significant amount of professional fees expense associated with the core banking system conversion.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. Also included in the Net Interest Margin section is a discussion of a change in trend regarding available-for-sale securities, short-term and long-term borrowings. As noted earlier in Management's Discussion and Analysis, the acquisition of Canisteo Valley Corporation increased total assets and total liabilities by approximately $38.6 million each as of the August 31, 2005 purchase date. This acquisition did not have a material impact on the Corporation's liquidity or capital position. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

As discussed in the "Prospects for the Remainder of 2005" section of Management's Discussion and Analysis, the Corporation completed construction of a new branch in Jersey Shore in 2005, and is in the process of building a new administrative building in Wellsboro and a branch in Old Lycoming Township. In addition to the building projects, the Corporation will need to purchase furniture, equipment and computer-related items on an ongoing basis for its existing and new operations. In total, management expects 2005 capital purchases to range between $6.5 and $7.5 million. As discussed in the Earnings Overview section of Management's Discussion and Analysis, management expects the initial depreciation and start-up costs associated with the new locations to have a negative impact on 2005 earnings; however, in light of the Corporation's strong capital position, the overall impact of 2005 capital purchases is not expected to be materially adverse to the Corporation's financial condition.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses reflects probable losses resulting from the analysis of individual loans and historical loss experience, as modified for identified trends and concerns, for each loan category. For C&N Bank's portfolio, the historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a five-year period, for each significant type of loan, modified for qualitative risk adjustment factors identified by management for each type of loan. The charge-off ratio and qualitative factors are then applied to the current outstanding loan balance for each type of loan (net of other loans that are individually evaluated). For First State Bank's portfolio, the process is identical to that described for C&N Bank, except that the ratio of net charge-offs to average balances is determined over a three-year period.

The allowance for loan losses was $7,643,000 at September 30, 2005, an increase of $856,000 from the balance at December 31, 2004. The allowance for loan losses recorded as part of the Canisteo Valley Corporation (First State Bank) acquisition amounted to $377,000. Although there were loans included on the First State Bank watch list as of the acquisition date that management is monitoring, substantially all of these loans are commercial loans with low balances, or consumer or residential mortgage loans that can be collectively evaluated for impairment. Accordingly, there were no acquired loans that have been classified individually as impaired. Net charge-offs amounted to $646,000 in the first nine months of 2005, while the provision for loan losses was $1,125,000. In the first nine months of 2004, net charge-offs totaled $577,000, and the provision was $1,050,000. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

In the second quarter 2005, management changed its process for determining and disclosing the components of the allowance for loan losses. A management committee evaluated several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors. This analysis was performed separately for 4 categories of lending activity: commercial, mortgage, consumer and credit card. The management committee met again in the third quarter and updated its analysis. Based on the results of these evaluations, allocations were made to the components of the allowance shown in Table VIII. In periods prior to June 30, 2005, the portion of the allowance determined by management's subjective assessment of economic conditions and other factors was reflected completely in the unallocated component of the allowance. Primarily as a result of this change in process, Table VIII shows the amounts allocated to the allowance for commercial, consumer mortgage and consumer loans at September 30, 2005 and June 30, 2005 have increased in comparison to the corresponding amounts at December 31, 2004, while the unallocated portion of the allowance decreased to $0 at September 30, 2005 and $328,000 at June 30, 2005 from $2,578,000 at December 31, 2004.

As indicated in Table IX, total impaired loans amounted to $8,010,000 at September 30, 2005, as compared to $8,258,000 at June 30, 2005, $8,261,000 at
December 31, 2004 and $4,621,000 at December 31, 2003. In total, the valuation allowance related to impaired loans amounted to $1,938,000 at September 30, 2005, up from $1,614,000 at June 30, 2005 and $1,378,000 at December 31, 2004.
Table IX also shows that the amount of loans classified as nonaccrual amounted to $7,458,000 at September 30, 2005, as compared to $7,910,000 at June 30, 2005,
$7,796,000 at December 31, 2004 and $1,145,000 at December 31, 2003. The growth in 2004 in past due and nonaccrual loans resulted mainly from certain large commercial loan relationships, including one commercial loan relationship with total outstanding loan balances of approximately $3.4 million at September 30, 2005, $3.6 million at June 30, 2005 and $3.7 million as of December 31, 2004. In 2004, management moved most of the loans outstanding related to this large relationship to nonaccrual status. Also, in 2005, a large ($600,000) residential mortgage loan to the principal owner of this relationship was moved to nonaccrual. As of September 30, 2005, the Corporation increased the valuation allowance to $657,000 from $570,000 at June 30, 2005 and $173,000 at December 31, 2004. There is another commercial loan relationship with total outstanding balances of approximately $1.6 million that has been classified as impaired and nonaccrual throughout most of 2004 and all of 2005 to date, and for which the valuation allowance was increased to $400,000 as of September 30, 2005 from an estimated amount of $200,000 as of June 30, 2005 and December 31, 2004. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2005. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)

                                     9 MONTHS    9 MONTHS
                                      ENDED       ENDED              YEARS ENDED DECEMBER 31,
                                    SEPT. 30,   SEPT. 30,   ------------------------------------------
                                       2005        2004      2004     2003     2002     2001     2000
                                    ---------   ---------   ------   ------   ------   ------   ------
Balance, beginning of year            $6,787      $6,097    $6,097   $5,789   $5,265   $5,291   $5,131
                                      ------      ------    ------   ------   ------   ------   ------
Charge-offs:
   Real estate loans                     225         337       375      168      123      144      272
   Installment loans                     138         156       217      326      116      138       77
   Credit cards and related plans        177         132       178      171      190      200      214
   Commercial and other loans            202          11        16      303      123      231       53
                                      ------      ------    ------   ------   ------   ------   ------
Total charge-offs                        742         636       786      968      552      713      616
                                      ------      ------    ------   ------   ------   ------   ------
Recoveries:
   Real estate loans                      13           3         3       75       30        6       26
   Installment loans                      48          23        32       52       30       27       23
   Credit cards and related plans         21          18        23       17       18       20       28
   Commercial and other loans             14          15        18       32       58       34       23
                                      ------      ------    ------   ------   ------   ------   ------
Total recoveries                          96          59        76      176      136       87      100
                                      ------      ------    ------   ------   ------   ------   ------
Net charge-offs                          646         577       710      792      416      626      516
Allowance for loan losses
   recorded in acquisition               377          --        --       --       --       --       --
Provision for loan losses              1,125       1,050     1,400    1,100      940      600      676
                                      ------      ------    ------   ------   ------   ------   ------
Balance, end of period                $7,643      $6,570    $6,787   $6,097   $5,789   $5,265   $5,291
                                      ======      ======    ======   ======   ======   ======   ======

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                      AS OF       AS OF                AS OF DECEMBER 31,
                    SEPT. 30,   JUNE 30,   ------------------------------------------
                       2005       2005      2004     2003     2002     2001     2000
                    ---------   --------   ------   ------   ------   ------   ------
Commercial            $2,376     $2,212    $1,909   $1,578   $1,315   $1,837   $1,612
Consumer mortgage      2,653      2,304       513      456      460      674      952
Impaired loans         1,938      1,614     1,378    1,542    1,877       73      273
Consumer                 676        579       409      404      378      494      471
Unallocated               --        328     2,578    2,117    1,759    2,187    1,983
                      ------     ------    ------   ------   ------   ------   ------
Total Allowance       $7,643     $7,037    $6,787   $6,097   $5,789   $5,265   $5,291
                      ======     ======    ======   ======   ======   ======   ======

TABLE IX - PAST DUE AND IMPAIRED LOANS
(IN THOUSANDS)

                                                SEPT. 30,   JUNE 30,   DEC. 31,   DEC. 31,   DEC. 31,
                                                  2005        2005       2004       2003       2002
                                                ---------   --------   --------   --------   --------
Impaired loans without a valuation allowance      $1,024     $1,295     $3,552     $  114     $  675
Impaired loans with a valuation allowance          6,986      6,963      4,709      4,507      3,039
                                                  ------     ------     ------     ------     ------
Total impaired loans                              $8,010     $8,258     $8,261     $4,621     $3,714
                                                  ======     ======     ======     ======     ======

Valuation allowance related to impaired loans     $1,938     $1,614     $1,378     $1,542     $1,877

Total nonaccrual loans                            $7,458     $7,910     $7,796     $1,145     $1,252
Total loans past due 90 days or more and
   still accruing                                 $1,316     $1,658     $1,307     $2,546     $2,318

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                                                             AS OF DECEMBER 31,
                                     SEPT. 30,   JUNE 30,   ----------------------------------------------------
                                        2005       2005       2004       2003       2002       2001       2000
                                     ---------   --------   --------   --------   --------   --------   --------
Real estate - construction           $  5,863    $  4,125   $  4,178   $  2,856   $    103   $  1,814   $    452
Real estate - residential mortgage    357,695     346,507    347,705    330,807    292,136    245,997    207,100
Real estate - commercial mortgage     141,046     136,634    128,073    100,240     78,317     60,267     56,225
Consumer                               37,150      33,064     31,702     33,977     31,532     29,284     28,141
Agricultural                            2,658       2,507      2,872      2,948      3,024      2,344      1,983
Commercial                             73,299      63,672     43,566     34,967     30,874     24,696     20,776
Other                                   1,923       1,923      1,804      1,183      2,001      1,195        948
Political subdivisions                 25,655      23,119     19,713     17,854     13,062     13,479     12,462
Lease receivables                          --          --         --         65         96        152        218
                                     --------    --------   --------   --------   --------   --------   --------
Total                                 645,289     611,551    579,613    524,897    451,145    379,228    328,305
Less: allowance for loan losses        (7,643)     (7,037)    (6,787)    (6,097)    (5,789)    (5,265)    (5,291)
                                     --------    --------   --------   --------   --------   --------   --------
Loans, net                           $637,646    $604,514   $572,826   $518,800   $445,356   $373,963   $323,014
                                     ========    ========   ========   ========   ========   ========   ========

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

Amounts recorded as of September 30, 2005 and December 31, 2004, and for the first nine months of 2005 and 2004, related to IPCDs are as follows (in thousands):

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

                                                    SEPT. 30,   SEPT. 30,
                                                       2005        2004
                                                    ---------   ---------
Contractual amount of IPCDs (equal
   to notional amount of Swap contracts)             $3,959       $4,045
Carrying value of IPCDs                               3,703        3,695
Carrying value of embedded derivative liabilities       490          297
Carrying value of Swap contract liabilities            (255)          42

                     9 MOS.     9 MOS.
                     ENDED      ENDED
                   SEPT. 30,   SEPT. 30,
                      2005        2004
                   ---------   ---------
Interest expense     $117         $105
Other expense          (4)           5

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by mortgage loans and various investment securities. At September 30, 2005, the Corporation had unused borrowing availability with correspondent banks and the FHLB - Pittsburgh totaling approximately $139,783,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At September 30, 2005, the carrying value of non-pledged securities was $210,114,000. Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation, as well as C&N Bank and First State Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and C&N Bank have maintained strong capital positions. The following table presents consolidated capital ratios at September 30, 2005:

Total capital to risk-weighted assets    17.52%
Tier 1 capital to risk-weighted assets   15.98%
Tier 1 capital to average total assets   10.71%

Management expects the Corporation, as well as C&N Bank and First State Bank, to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures (as discussed in the "Financial Position" section of Management's Discussion and Analysis) during the next 12 months are not expected to have a detrimental effect on capital ratios.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. As alluded to in the "Earnings Overview" section of Management's Discussion and Analysis, inflation has been on the rise in 2005, led by substantial increases in prices of petroleum-based products, with the potential for further price increases to come as a result of hurricanes in the U.S. Gulf Coast area. High inflation data could lead the Federal Reserve to continue to increase its Federal Funds target rate, which could harm the Corporation's operating results by increasing the cost of funds, and by dampening the economy (and therefore, demand for loans). Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including indicators of inflationary pressure, in managing interest rate and other financial risks.

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

C&N Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of C&N Bank are included in management's monthly simulation model calculations. Since C&N Bank makes up more than 90% of the Corporation's total assets and liabilities, and because C&N Bank is the source of the most volatile interest rate risk, presently management does not consider it necessary to run the model for the remaining entities within the consolidated group. (Management intends to add First State Bank's data to the model, beginning sometime in 2006.) For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.

C&N Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. C&N Bank's policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. The most sensitive scenario presented in Table XI presented below is the "+300 basis points" scenario. As the table shows, as of September 30, 2005, if interest rates were to immediately rise 300 basis points, the Bank's calculations based on the model show that although the change in net interest income is within the policy threshold, the market value of portfolio equity would decrease 51.9%, which exceeds the policy limit of 45%. Similarly, at December 31, 2004, the change in net interest income was within the policy threshold, but the market value of portfolio equity decrease of 49.2% exceeded the policy threshold. Management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to decline in market value or net interest income in a rising interest rate environment.

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

SEPTEMBER 30, 2005 DATA

(IN THOUSANDS)

                                           12 MOS. ENDING SEPTEMBER 30, 2006
                              ----------------------------------------------------------
                              INTEREST   INTEREST   NET INTEREST      NII         NII
BASIS POINT CHANGE IN RATES    INCOME     EXPENSE   INCOME (NII)   % CHANGE   RISK LIMIT
---------------------------   --------   --------   ------------   --------   ----------
+300                           66,261     38,907       27,354       -18.5%       20.0%
+200                           64,443     34,913       29,530       -12.0%       15.0%
+100                           62,541     30,919       31,622        -5.7%       10.0%
   0                           60,471     26,925       33,546         0.0%        0.0%
-100                           57,361     22,994       34,367         2.4%       10.0%
-200                           54,053     19,948       34,105         1.7%       15.0%
-300                           50,830     17,119       33,711         0.5%       20.0%

                              MARKET VALUE OF PORTFOLIO EQUITY
                                    AT SEPTEMBER 30, 2005
                              --------------------------------
                               PRESENT   PRESENT      PRESENT
                                VALUE     VALUE        VALUE
BASIS POINT CHANGE IN RATES     EQUITY   % CHANGE   RISK LIMIT
---------------------------    -------   --------   ----------
+300                            63,519    -51.9%       45.0%
+200                            85,968    -34.9%       35.0%
+100                           109,405    -17.2%       25.0%
   0                           132,078      0.0%        0.0%
-100                           144,536      9.4%       25.0%
-200                           150,378     13.9%       35.0%
-300                           158,273     19.8%       45.0%

DECEMBER 31, 2004 DATA

(IN THOUSANDS)

                                             12 MOS. ENDING DEC. 31, 2005
                              ----------------------------------------------------------
                              INTEREST   INTEREST   NET INTEREST      NII         NII
BASIS POINT CHANGE IN RATES    INCOME     EXPENSE   INCOME (NII)   % CHANGE   RISK LIMIT
---------------------------   --------   --------   ------------   --------   ----------
+300                           62,724     34,583       28,141       -16.8%       20.0%
+200                           61,066     30,840       30,226       -10.7%       15.0%
+100                           59,327     27,098       32,229        -4.7%       10.0%
   0                           57,343     23,510       33,833         0.0%        0.0%
-100                           54,581     20,676       33,905         0.2%       10.0%
-200                           51,800     17,924       33,876         0.1%       15.0%
-300                           49,090     16,850       32,240        -4.7%       20.0%

                              MARKET VALUE OF PORTFOLIO EQUITY
                                    AT DECEMBER 31, 2004
                              --------------------------------
                               PRESENT    PRESENT     PRESENT
                                VALUE      VALUE       VALUE
BASIS POINT CHANGE IN RATES     EQUITY   % CHANGE   RISK LIMIT
---------------------------    -------   --------   ----------
+300                            71,244    -49.2%       45.0%
+200                            94,088    -32.9%       35.0%
+100                           117,491    -16.2%       25.0%
   0                           140,168      0.0%        0.0%
-100                           153,026      9.2%       25.0%
-200                           162,400     15.9%       35.0%
-300                           171,463     22.3%       45.0%

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $1,996,000 at September 30, 2005 and $6,130,000 at December 31, 2004.

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

Equity securities held as of September 30, 2005 and December 31, 2004 are presented in Table XII.

TABLE XII - EQUITY SECURITIES
(IN THOUSANDS)

                                                        HYPOTHETICAL   HYPOTHETICAL
                                                             10%            20%
                                                         DECLINE IN     DECLINE IN
                                                FAIR       MARKET         MARKET
AT SEPTEMBER 30, 2005                COST      VALUE        VALUE          VALUE
---------------------              --------   -------   ------------   ------------
Banks and bank holding companies    $18,744   $27,682     $(2,768)       $(5,536)
Other equity securities               4,010     4,324        (432)          (865)
                                    -------   -------     -------        -------
   Total                            $22,754   $32,006     $(3,200)       $(6,401)
                                    =======   =======     =======        =======

                                                        HYPOTHETICAL   HYPOTHETICAL
                                                             10%            20%
                                                         DECLINE IN     DECLINE IN
                                                FAIR       MARKET         MARKET
AT DECEMBER 31, 2004                 COST      VALUE        VALUE          VALUE
--------------------               --------   -------   ------------   ------------
Banks and bank holding companies    $17,426   $29,880     $(2,988)       $(5,976)
Other equity securities               8,962     8,383        (838)        (1,677)
                                    -------   -------     -------        -------
   Total                            $26,388   $38,263     $(3,826)       $(7,653)
                                    =======   =======     =======        =======

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

CITIZENS & NORTHERN CORPORATION - FORM 10 - Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation, C&N Bank and First State Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

The following table sets forth purchases by the Corporation (on the open market) of its equity securities during the third quarter 2005:

                                                         TOTAL           MAXIMUM
                                                       NUMBER OF      DOLLAR VALUE
                                                        SHARES       (IN THOUSANDS)
                                                       PURCHASED        OF SHARES
                                                      AS PART OF      THAT MAY YET
                         TOTAL         AVERAGE         PUBLICLY       BE PURCHASED
                       NUMBER OF        PRICE          ANNOUNCED        UNDER THE
                         SHARES       PAID PER         PLANS OR         PLANS OR
       PERIOD          PURCHASED        SHARE          PROGRAMS         PROGRAMS
--------------------   ---------   --------------   --------------   --------------
July 1-31, 2005              -     Not applicable   Not applicable   Not applicable
August 1-31, 2005            -     Not applicable   Not applicable   Not applicable
September 1-30, 2005     2,000         $29.60            2,000           $2,941
                         -----     --------------   --------------   --------------
Total                    2,000         $29.60            2,000           $2,941
                         =====     ==============   ==============   ==============

NOTE: On August 19, 2005, the Corporation announced a plan to repurchase shares of its outstanding common stock up to a total of $3 million over a time period ending August 31, 2006. The Corporation's Board of Directors authorized repurchases from time to time at the prevailing market prices in open market or in privately negotiated transactions as, in management's sole opinion, market conditions warrant and based on stock availability, price and the Company's financial performance. The Corporation announced that it is anticipated such purchases will be made during the next twelve months, although no assurance may be given when such purchases will be made or the total number of shares that will be purchased.

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

                                        CITIZENS & NORTHERN CORPORATION


November 7, 2005                        By: /s/ Craig G. Litchfield
Date                                        ------------------------------------
                                            Chairman, President and Chief
                                            Executive Officer


November 7, 2005                        By: /s/ Mark A. Hughes
Date                                        ------------------------------------
                                            Treasurer and Chief Financial
                                            Officer