Form 10-K
period 2005-12-31
CITIZENS & NORTHERN CORP
filed 2006-03-03
CIK 810958

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one:) Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2005, the registrant's most recently completed second fiscal quarter, was $256,509,172.

The number of shares of common stock outstanding at February 28, 2006 was 8,295,569.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of its shareholders to be held April 18, 2006 are incorporated by reference into Parts III and IV of this report.

PART I

ITEM 1. BUSINESS

Citizens & Northern Corporation ("Corporation") is a holding company whose principal activity is community banking. The Corporation's principal office is located in Wellsboro, Pennsylvania. The largest subsidiary is Citizens & Northern Bank ("C&N Bank"). In the third quarter 2005, the Corporation completed the acquisition of Canisteo Valley Corporation and its subsidiary, First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY. The acquisition of Canisteo Valley Corporation and First State Bank permits expansion of Citizens & Northern Corporation's banking operations into communities located in the southern tier of New York State, in close proximity to many of the northern Pennsylvania branch locations, and provides First State Bank with the administrative and credit management resources of a larger organization. The Corporation's other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company ("Bucktail"). Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures credit and mortgage life and accident and health insurance on behalf of the Bank.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda on October 1, 1971. Subsequent mergers included: First National Bank of Ralston in May 1972; Sullivan County National Bank in October 1977; Farmers National Bank of Athens in January 1984; and First National Bank of East Smithfield in May 1990. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank.

C&N Bank and First State Bank (collectively, the "Banks") provide an extensive range of banking services, including deposit and loan products for personal and commercial customers. C&N Bank also maintains a trust division that provides a wide range of financial services, such as 401(k) plans, retirement planning, estate planning, estate settlements and asset management. In January 2000, C&N Bank formed a subsidiary, C&N Financial Services Corporation ("C&NFSC"). C&NFSC is a licensed insurance agency that provides insurance products to individuals and businesses. In 2001, C&NFSC added a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. C&NFSC's operations are not significant in relation to the total operations of the Corporation. Management is currently exploring several options for offering Trust, insurance and brokerage services in New York State.

All phases of the Banks' business are competitive. The Banks primarily compete in Tioga, Bradford, Sullivan and Lycoming counties in Pennsylvania, and Steuben and Allegany counties in New York. The Banks compete with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in the Banks' market area are larger in overall size than the Banks. With respect to lending activities and attracting deposits, the Banks also compete with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Banks compete with mutual funds for deposits. C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services. The Banks are generally competitive with all financial institutions in our service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Banks serve a diverse customer base, and are not economically dependent on any small group of customers or on any individual industry.

Major initiatives over the last 5 years included the following:

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

-    replaced the core banking computer system in 2004;

-    constructed and opened a branch facility in Jersey Shore, PA in 2005;

-    closed on the merger with Canisteo Valley Corporation in 2005;

- began construction on 2 new buildings, a branch facility in Old Lycoming Township, PA, and an administration building in Wellsboro, PA, both of which are expected to open in March 2006.

At December 31, 2005, C&N Bank had total assets of $1,096,809,000, total deposits of $721,102,000, net loans outstanding of $623,474,000 and 334 full-time equivalent employees. At December 31, 2005, First State Bank had total assets of $44,476,000, total deposits of $37,093,000, net loans outstanding of $21,464,000 and 20 full-time equivalent employees.

Most of the activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

-    The Corporation is a bank holding company formed under the provisions of
     Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.

- C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

- Canisteo Valley Corporation is the holding company for First State Bank. The Federal Reserve is the primary regulator for Canisteo Valley Corporation.

- First State Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the New York State Department of Banking.

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

ITEM 1A. RISK FACTORS

The Corporation is subject to the many risks and uncertainties applicable to all banking companies, as well as risks specific to the Corporation's geographic locations. Although the Corporation seeks to effectively manage risks, and maintains a level of equity that exceeds the banking regulatory agencies' thresholds for being considered "well capitalized" (see Note 21 to the consolidated financial statements), management cannot predict the future and cannot eliminate the possibility of credit, operational or other losses. Accordingly, actual results may differ materially from management's expectations. Some of the Corporation's significant risks and uncertainties are discussed below.

CREDIT RISK FROM LENDING ACTIVITIES - A significant source of risk is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Corporation's loans are secured, but some loans are unsecured. With respect to secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Corporation has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. Also, as discussed further in the "Provision and Allowance for Loan Losses" section of Management's Discussion and Analysis, the Corporation attempts to estimate the amount of losses that may be inherent in the portfolio through a quarterly evaluation process that includes several members of management and that addresses specifically identified problem loans, as well as other quantitative data and qualitative factors. Such risk management and accounting policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

INTEREST RATE RISK - Business risk arising from changes in interest rates is an inherent factor in operating a banking organization. The Corporation's assets are predominantly long-term, fixed rate loans and debt securities. Funding for these assets comes principally from shorter-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation's financial instruments when interest rates change. Significant fluctuations in interest rates could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

EQUITY SECURITIES RISK - The Corporation's equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of its holdings in Pennsylvania banks, these investments could decline in value if there were a downturn in the state's economy. These factors could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity. For additional information regarding equity securities risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

BREACH OF INFORMATION SECURITY AND TECHNOLOGY DEPENDENCE - The Corporation relies on software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite numerous safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

LIMITED GEOGRAPHIC DIVERSIFICATION - The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan and Lycoming, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent on the local economic conditions within the region. Deterioration in economic conditions could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

GROWTH STRATEGY - In recent years, the Corporation has expanded its operations by adding new branches in Lycoming County, Pennsylvania, and by acquiring Canisteo Valley Corporation in the southern tier of New York State. The Corporation's future financial performance will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

COMPETITION - All phases of the Corporation's business are competitive. Some competitors are much larger in total assets and capitalization than the Corporation, have greater access to capital markets and can offer a broader array of financial services. There can be no assurance that the Corporation will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

GOVERNMENT REGULATION AND MONETARY POLICY - The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Corporation conducts its business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Corporation's shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

BANK SECRECY ACT AND RELATED LAWS AND REGULATIONS - These laws and regulations have significant implications for all financial institutions. They increase due diligence requirements and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities. Even innocent noncompliance and inconsequential failure to follow the regulations could result in significant fines or other penalties, which could have a material adverse impact on the Corporation's financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Banks owns each of their properties, except for the facilities located at 68 Main Street, Wellsboro, and 2 East Mountain Avenue, South Williamsport, which are leased. All of the properties are in good condition. None of the owned properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative office:
   90-92 Main Street
   Wellsboro, PA 16901

Branch offices - C&N Bank:
   428 S. Main Street
   Athens, PA 18810

   111 Main Street
   Dushore, PA 18614

   Main Street
   East Smithfield, PA 18817

   104 Main Street
   Elkland, PA 16920

   230-232 Railroad Street
   Jersey Shore, PA 17740

   102 E. Main Street
   Knoxville, PA 16928

   Main Street
   Laporte, PA 18626

   Main Street
   Liberty, PA 16930

   1085 S. Main Street
   Mansfield, PA 16933

   Route 220
   Monroeton, PA 18832

   3461 Route 405 Highway
   Muncy, PA 17756

   Thompson Street
   Ralston, PA 17763

   503 N. Elmira Street
   Sayre, PA 18840

   2 East Mountain Avenue
   South Williamsport, PA 17702

   41 Main Street
   Tioga, PA 16946

   428 Main Street
   Towanda, PA 18848

   Courthouse Square
   Troy, PA 16947

   90-92 Main Street
   Wellsboro, PA 16901

   130 Court Street
   Williamsport, PA 17701

   Route 6
   Wysox, PA 18854

Other C&N Bank offices:
   Bankcard Services
   11822 Route 6
   Wellsboro, PA 16901

   C&N Financial Services Corp.
   68 Main Street
   Wellsboro, PA 16901

   Internal Audit
   Water Street
   Wellsboro, PA 16901

First State Bank offices:
   3 Main Street
   Canisteo, NY 14823

   111 Main Street
   Hornell, NY 14843

ITEM 3. LEGAL PROCEEDINGS

The Corporation and the Banks are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation's stock are executed through various brokers who maintain a market in the Corporation's stock. Effective January 13, 2005, the Corporation's stock began to be listed on the NASDAQ SmallCap Market with the trading symbol CZNC. Previously, the Corporation's stock was available through the Over-The-Counter Bulletin Board. As of December 31, 2005, there were 2,425 shareholders of record of the Corporation's common stock.

The following table sets forth the approximate high and low sales prices of the common stock during 2005 and 2004.

                              2005                           2004
                 --------------------------   ---------------------------------
                                   Dividend                         Dividend
                                   Declared                         Declared
                                      per                             per
                  High      Low     Quarter    High     Low         Quarter
                 ------   ------   --------   ------   ------   ---------------
First quarter    $32.25   $26.50     $0.23    $27.00   $25.00   $0.22
Second quarter    33.85    25.80      0.23     25.50    24.45    0.22
Third quarter     37.51    25.22      0.23     25.90    24.20    0.22
Fourth quarter    29.46    24.49      0.24     27.00    24.80    0.23
                                    plus 1%                      plus 1%
                                     stock                       stock dividend
                                   dividend

While the Corporation expects to continue its policy of regular quarterly dividend payments, future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation, C&N Bank and First State Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 21 to the consolidated financial statements.

Known "market makers" who handle Citizens & Northern Corporation stock transactions are:

Boenning & Scattergood, Inc.
4 Tower Bridge, Suite 300
200 Barr Harbor Drive
West Conshohocken, PA 19428

Ferris, Baker, Watts, Inc.
100 Light Street - Eighth Floor
Baltimore, MD 21201

Hill Thompson Magid, L.P.
15 Exchange Place
Suite 800
Jersey City, NJ 07302

Monroe Securities, Inc.
343 West Erie
Suite 410
Chicago, IL 60610

Knight Equity Markets, LP
Newport Tower
525 Washington Blvd
Jersey City, NJ 07310

Pershing Trading Company, LP
1 Pershing Plaza
Jersey City, NJ 07399

RBC Capital Markets Corp.
60 South 6th St.
P.O. Box 1160
Minneapolis, MN 55402

Ryan Beck & Co.
18 Columbia Turnpike
Florham Park, NJ 07932

Sandler, O'Neill & Partners, LP
919 Third Avenue
Sixth Floor
New York, NY 10022

Janney Montgomery Scott, LLC
1801 Market Street
Philadelphia, PA 19103

Schwab Capital Markets, LP
111 Pavonia Avenue
East Jersey City, NJ 07310

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation's shareholders. The figures shown in the table below are as of December 31, 2005.

                                                                      NUMBER OF
                                      NUMBER OF       WEIGHTED-      SECURITIES
                                  SECURITIES TO BE     AVERAGE       REMAINING
                                     ISSUED UPON      EXERCISE       FOR FUTURE
                                     EXERCISE OF      PRICE OF     ISSUANCE UNDER
                                     OUTSTANDING     OUTSTANDING   EQUITY COMPEN-
                                       OPTIONS         OPTIONS      SATION PLANS
                                  ----------------   -----------   --------------
EQUITY COMPENSATION PLANS
   APPROVED BY SHAREHOLDERS            203,993          $21.51         161,882
EQUITY COMPENSATION PLANS
   NOT APPROVED BY SHAREHOLDERS              0             N/A               0

More details related to the Corporation's equity compensation plans are provided in Notes 1 and 15 to the consolidated financial statements.

SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2005, the Corporation issued 38,814 shares of common stock held in treasury upon the exercise of stock options by employees and directors under the Corporation's equity compensation plans. Exercise prices for the stock options ranged from $13.33 to $26.59 per share and resulted in aggregate cash proceeds to the Corporation of $726,732. Treasury shares were issued upon exercise of options by a small number of employees and directors in reliance upon the private placement exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                      2005          2004          2003          2002          2001
                                                  -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT (IN THOUSANDS)
Interest income                                   $    61,108   $    57,922   $    55,223   $    57,285   $    54,661
Interest expense                                       25,687        22,606        23,537        26,315        28,356
                                                  -----------   -----------   -----------   -----------   -----------
Interest margin                                        35,421        35,316        31,686        30,970        26,305
Provision for loan losses                               2,026         1,400         1,100           940           600
                                                  -----------   -----------   -----------   -----------   -----------
Interest margin after provision for loan losses        33,395        33,916        30,586        30,030        25,705
Other income                                            7,636         6,922         6,595         6,624         6,120
Securities gains                                        1,802         2,877         4,799         2,888         1,920
Gain from sale of credit card loans                     1,906            --            --            --             -
Other expenses                                         28,962        26,001         22,114       20,849        18,671
                                                  -----------   -----------   -----------   -----------   -----------
Income before income tax provision                     15,777        17,714         19,866       18,693        15,074
Income tax provision                                    2,793         2,851          3,609        3,734         3,022
                                                  -----------   -----------   -----------   -----------   -----------
Net income                                        $    12,984   $    14,863   $    16,257   $    14,959   $    12,052
                                                  ===========   ===========   ===========   ===========   ===========
BALANCE SHEET AT YEAR END (IN THOUSANDS)
Total securities (1)                              $   433,244   $   479,626   $   484,825   $   513,597   $   437,398
Gross loans, excluding unearned discount              653,299       579,613       524,897       451,145       379,228
Total assets                                        1,162,954     1,123,002     1,066,901     1,018,768       866,999
Total deposits                                        757,065       676,545       658,065       640,304       576,274
Stockholders' equity, excluding accumulated
   other comprehensive income (3)                     127,270       121,050       113,306       103,691        94,903
Total stockholders' equity                            131,968       131,585       125,343       115,837       100,187
AVERAGE BALANCE SHEET (IN THOUSANDS)
Total securities, at amortized cost (1)               446,845       485,183       474,406       470,764       412,654
Gross loans, excluding unearned discount              618,344       551,352       485,150       410,670       346,353
Earning assets                                      1,065,189     1,036,535       959,556       881,434       759,007
Total assets                                        1,144,619     1,114,041     1,034,720       943,001       805,229
Total assets, excluding unrealized gains/
   losses (4)                                       1,133,422     1,097,859     1,014,424       930,539       798,590
Total deposits                                        702,404       669,307       651,026       613,392       544,579
Stockholders' equity, excluding accumulated
   other comprehensive income (4)                     125,076       117,695       108,876        99,361        91,703
Stockholders' equity                                  132,465       128,374       122,271       107,595        96,021
COMMON STOCK AND PER SHARE DATA
Net income per share - basic                      $      1.57   $      1.80   $      1.97   $      1.81   $      1.46
Net income per share - diluted                           1.55          1.79          1.96          1.81          1.45
Cash dividends declared per share                        0.93          0.89          0.85          0.77          0.71
Stock dividend                                              1%            1%            1%            1%            1%
Stockholders' equity per share (2)                      15.89         15.92         15.18         14.04         12.14
Stockholders' equity per share, excluding
   accumulated other comprehensive
   income (loss) (2), (4)                               15.33         14.65         13.72         12.57         11.50
Weighted average shares outstanding - basic         8,292,141     8,267,321     8,252,358     8,251,861     8,266,563
Weighted average shares outstanding - diluted       8,350,926     8,315,847     8,301,073     8,273,749     8,288,451
Number of shares outstanding at year-end            8,220,791     8,102,646     8,014,625     5,285,606     5,234,800
Number of shares authorized                        20,000,000    20,000,000    10,000,000    10,000,000    10,000,000

                                                      2005    2004    2003    2002    2001
                                                     -----   -----   -----   -----   -----
FINANCIAL RATIOS
Return on stockholders' equity, excluding
   accumulated other comprehensive income (3), (4)   10.38%  12.63%  14.93%  15.06%  13.14%
Return on stockholders' equity (3)                    9.80%  11.58%  13.30%  13.90%  12.55%
Return on assets (3)                                  1.13%   1.33%   1.57%   1.59%   1.50%
Stockholders' equity to assets, excluding
   accumulated other comprehensive income (3), (4)   11.04%  10.72%  10.73%  10.68%  11.48%
Stockholders' equity to assets (3)                   11.57%  11.52%  11.82%  11.41%  11.92%
Stockholders' equity to loans (3)                    21.42%  23.28%  25.20%  26.20%  27.72%
Net income to:
      Total interest income                          21.25%  25.66%  29.44%  26.11%  22.05%
      Interest margin                                36.66%  42.09%  51.31%  48.30%  45.82%
Dividends as a % of net income                       58.85%  48.54%  41.96%  41.17%  46.08%

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

EARNINGS OVERVIEW

2005 VS. 2004

Net income in 2005 totaled $12,984,000, or $1.57 per share - basic, and $1.55 per share - diluted. Net income for 2005 was down 12.6% from 2004. The Corporation's lower 2005 earnings results reflected the impact of a flat yield curve, a significant increase in noninterest expense, and other factors. Despite substantial loan growth, the net interest margin increased only slightly in 2005 over 2004 (as noted in the "Net Interest Margin" section of Management's Discussion and Analysis, when calculated on a fully taxable equivalent basis, net interest income was lower by $651,000 in 2005 than in 2004). Increases in short-term interest rates contributed to a 13.6% increase in interest expense, while relatively flat (and at times, declining) long-term rates dampened the positive earnings effect of the growth in loans. The impact of rising interest costs became especially apparent in the fourth quarter, as the interest margin fell to $8,787,000 from $9,145,000 in the third quarter. Further, in light of the flat yield curve, the opportunities were very limited for earning a positive spread from maintaining borrowed funds and holding investment securities. Accordingly, the December 31, 2005 balance of available-for-sale securities was $47,787,000 lower than the year-end 2004 balance, and the December 31, 2005 balance of short-term and long-term borrowings was $38,066,000 lower than year-end 2004.

Noninterest expense increased $2,961,000 (11.4%) in 2005 over 2004. Total salaries and benefit expenses increased $1,483,000, or 10.1% in 2005 over 2004, primarily due to new hires to accommodate expansion into new branches and for several support functions. Furniture and equipment expense increased $859,000, or 47.6%, mainly due to depreciation and maintenance costs associated with the new core banking software system, which was implemented in the fourth quarter 2004.

The provision for loan losses increased $626,000 in 2005 over 2004, mainly due to estimates of possible future charge-offs on several large commercial loans, as well as volume-related increases in the portions of the provision determined based on historical net charge-off and subjective factors.

In the fourth quarter 2005, the Corporation realized a gain from the sale of credit card receivables of $1,906,000. After the sale, the Corporation continues to offer credit cards through C&N Bank, but now as an agent for a national credit card issuer. Also in the fourth quarter 2005, the Corporation had net losses from sales of securities of $586,000, contributing to a $1,075,000 reduction in net securities gains in 2005 as compared to 2004. The fourth quarter 2005 losses were mainly from sales of securities that were purchased in 2003 and 2004, when market yields were lower than current conditions.

Other (noninterest) income totaled $7,636,000 in 2005, an increase of $714,000, or 10.3%, over 2004. This category includes several sources of revenue. The sources of revenue with the largest increases in 2005 included the following: fees related to credit card operations of $175,000; dividends from Federal Home Loan Bank of Pittsburgh stock of $152,000; and debit card fees of $100,000.

2004 VS. 2003

Net income in 2004 was $14,863,000, or $1.80 per share - basic and $1.79 per share - diluted. Net income for 2004 was 8.6%, lower than the $16,257,000 ($1.97 per share - basic and $1.96 per share - diluted) recorded in 2003. Realized securities gains, net of realized losses, decreased $1,922,000 to $2,877,000 in 2004 from $4,799,000 in 2003. In both 2004 and 2003. the Corporation sold selected bank stocks that management believed to be fully valued, generating substantial realized gains. Assuming an income tax rate of 34%, the lower securities gains in 2004 reduced net income for 2004 by $1,269,000 from 2003. Excluding the effects of lower securities gains, net income for 2004 was approximately 1% lower than the amount recorded in 2003. The interest margin increased $3,630,000, or 11.5% in 2004 from $31,686,000 in 2003. Higher interest income, primarily from growth in loans, combined with lower interest expense, combined to drive the increase in the interest margin. Other (noninterest) operating expenses increased $1,363,000, or 25.9%, in 2004 over 2003. Overall, the increase in noninterest expenses resulted from start-up of the Williamsport and South Williamsport facilities, the implementation of the core computer system conversion and other activities that resulted in more expense incidental to additional personnel and technology costs.

OUTLOOK FOR 2006

Earnings for 2005 were impacted by 2 significant factors that will probably continue to have an effect in 2006: (1) continuation of a flat yield curve, for at least the first 3-4 months of 2006, and (2) start-up costs associated with our recent expansion and new facilities.

Continuing tightening by the Federal Reserve (eight 1/4% increases in the Fed Funds target rate in 2005, and another in January 2006) have driven up interest costs on deposits and borrowings, and will continue to do so for at least the first few months of 2006. As the short end of the yield curve has been rising, the long end has fallen slightly. Accordingly, competitive rates for loans and debt securities have not increased commensurately with the increase in funding costs.

Management expects the expansion and investments in new markets to provide future, continuing opportunities for earnings growth. In 2006, however, expenses associated with new facilities, personnel and other start-up costs, will affect earnings. The estimated increase in salaries and benefit expenses associated with having a full year of operations in Jersey Shore (which opened in August
2005), and an estimated 10 months of operations in the new facility in Old Lycoming Township, is $364,000. Further, depreciation and other occupancy expenses in 2006 from the new administration building in Wellsboro and the Old Lycoming Township facility, are estimated at approximately $400,000.

Another major variable that affects the Corporation's earnings is securities gains and losses. Management's decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized in 2006.

Total capital purchases for 2006 are estimated to total approximately $4.3 million, including approximately $1.7 million to complete the Wellsboro administration and Old Lycoming Township facilities.

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

NET INTEREST MARGIN
2005/2004/2003

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation's net interest margin in 2005, 2004 and 2003. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, was $38,567,000 in 2005, down $651,000, or 1.7%, from 2004. As reflected in Table III, interest rate changes had the effect of decreasing net interest income $2,310,000 in 2005 as compared to 2004, as rising short-term interest rates caused increases in the Corporation's interest expense on money market deposits, certificates of deposits and short-term borrowings. Table III also shows that increased interest income from higher volumes of earning assets (primarily loans) exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $1,659,000 in 2005 compared to 2004. As presented in Table II, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.22% in 2005, compared to 3.43% in 2004.

In 2004, the net interest margin was $39,218,000, an increase of $3,736,000 or 10.5%, over 2003. As reflected in Table III, increased interest income from higher volumes of earning assets exceeded increases in interest expense attributable to higher volumes of interest-bearing liabilities by $2,830,000 in 2004 compared to 2003. Table III also shows that interest rate changes had the effect of increasing net interest income $906,000 in 2004 compared to 2003. As shown in Table II, the Interest Rate Spread of 3.43% in 2004 was up from 3.31% in 2003.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 3.9%, to $64,254,000 in 2005 from $61,824,000 in 2004.
Interest and fees from loans increased $4,748,000, or 13.3%, while income from available-for-sale securities decreased $2,426,000, or 9.3%. Overall, the majority of the increase in interest income resulted from higher volumes of loans, which more than offset the effect of the lower average volume of available-for-sale securities.

As indicated in Table II, average available-for-sale securities in 2005 amounted to $442,525,000, a decrease of 8.3% from 2004. Proceeds from sales and maturities of securities have been used, in part, to help fund the substantial growth in loans. Also, because short-term interest rates have been rising faster than long-term rates, there have been few opportunities to purchase mortgage-backed securities or other bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities was 5.35% for 2005, slightly lower than the 5.41% rate of return for 2004.

Tax-exempt securities (municipal bonds) were a smaller portion of the Corporation's earning assets in 2005 than in 2004. The average balance of municipal bonds shrunk to $123,295,000 in 2005 from $151,049,000 in 2004.
Management decided to reduce the Corporation's investment in municipal bonds in order to reduce the potential for an alternative minimum tax liability that would otherwise have been expected for 2005.

The average balance of gross loans increased 12.2% in 2005 over 2004, to $618,344,000 from $551,352,000. The acquisition of loans from First State Bank, which were added to the Corporation's balance sheet for the last 4 months of 2005 contributed $7,804,000 (1.4%) of the growth in average loans. The largest growth was in commercial loans, due in part to new personnel and relationships in Williamsport and throughout Lycoming County, as well as from growth in staffing and an increased emphasis on commercial lending throughout the Corporation's market area over the last few years. The average rate of return on loans was 6.53% in 2005, as compared to 6.47% in 2004.

As reflected in Table II, the average balance of available-for-sale securities increased $11,043,000, or 2.3% in 2004 over 2003, while the average yield of 5.41% was comparable to the 2003 average yield of 5.43%. Average loans increased $66,202,000, or 13.6%, in 2004 over 2003, reflecting growth in commercial lending that continued into 2005. The average yield on loans was 6.47%, significantly lower than the average yield in 2003 of 6.88%. The lower average yield on loans in 2004 resulted from significant levels of mortgage refinancings that occurred in 2003, and by lower average yields on commercial loans with variable or adjustable rates.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense rose $3,081,000, or 13.6%, to $25,687,000 in 2005 from
$22,606,000 in 2004. Table II reflects the current trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities rose to 2.81% in 2005, from 2.53% in 2004. In Table II, you can see the impact of rising short-term interest rates on some of the Corporation's largest sources of funds: (1) money market accounts, which increased to an average rate of 2.20% in 2005 from 1.31% in 2004, (2) certificates of deposit
(CDs), which increased to an average rate of 3.26% from 2.85%, (3) short-term borrowings, which rose to an average rate of 2.80% from 1.37%, and (4) interest checking accounts, which increased to an average interest rate of 1.15% from 0.59%. Helping to offset some of the impact of rising short-term market rates were passbook Individual Retirement Accounts (IRAs), for which the average rate fell to 3.46% from 3.75%, and long-term borrowings, for which the average rate fell to 3.47% from 3.55%. In the first quarter 2004, the average rate paid on the majority of the Corporation's IRAs was 5%, which was the "floor" on 18-month passbook IRAs that existed prior to October 1, 2003. Effective April 1, 2004, the floor on those IRAs fell to 3%, and the Corporation's passbook IRA rate has ranged from 3.25% to 3.60% thereafter. The decrease in average rate incurred on long-term borrowings resulted from repayment of borrowings originated in earlier interest rate cycles at higher rates.

As you can calculate from Table II, total average deposits (interest-bearing and noninterest-bearing) increased to $702,404,000 in 2005 from $669,307,000 in 2004, an increase of 4.9%. Fluctuations in deposits of nonprofit and municipal customers impacted average deposit balances significantly in 2005, as the Corporation has both lost and gained customers with average balances exceeding $10 million. The acquisition of deposits from First State Bank contributed $13,405,000, or 2.0%, of the increase in average deposits.

Average total short-term and long-term borrowed funds amounted to $299,254,000 in 2005, down from $307,669,000 in 2004. In 2004, the Corporation utilized borrowings to fund security purchases and to help fund loan growth. In 2005, this trend has changed, as management has begun to use proceeds from the securities portfolio to help fund loan growth, and has either rolled over maturing long-term borrowings into short-term borrowing instruments at lower rates, or "shrunk the balance sheet" by paying off long-term borrowings as they mature, without replacement. This change in trend is reflected in the consolidated balance sheet, as total short-term borrowings increased slightly, to $34,734,000 at December 31, 2005 from $34,178,000 at December 31, 2004, and total long-term borrowings decreased to $232,205,000 at December 31, 2005 from $270,827,000 at December 31, 2004.

Interest expense fell to $22,606,000 in 2004 from $23,537,000 in 2003. As reflected in Table III, lower average rates had the effect of lowering interest expense $3,161,000 in 2004. The impact of lower rates more than offset the effects on interest expense of higher average balances of interest-bearing liabilities in 2004 than in 2003. Because of eliminating the 5% floor on passbook IRAs, as noted above, the average rate incurred on IRAs fell to 3.75% in 2004 from 4.88% in 2003. Also, the average rate incurred on CDs was 2.85% in 2004, down from 3.14% in 2003.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

                                              YEAR ENDED DECEMBER 31,     INCREASE(DECREASE)
                                            ---------------------------   ------------------
                                              2005      2004      2003      05/04     04/03
                                            -------   -------   -------    -------   -------
(IN THOUSANDS)
INTEREST INCOME
Available-for-sale securities:
   Taxable                                  $15,407   $15,415   $14,823    $    (8)  $  592
   Tax-exempt                                 8,290    10,708    10,768     (2,418)     (60)
                                            -------   -------   -------    -------   ------
      Total available-for-sale securities    23,697    26,123    25,591     (2,426)     532
                                            -------   -------   -------    -------   ------
Held-to-maturity securities,
   Taxable                                       25        27        31         (2)      (4)
Interest-bearing due from banks                  34        11        10         23        1
Federal funds sold                               97        10         8         87        2
Loans:
   Taxable                                   38,768    34,251    32,235      4,517    2,016
   Tax-exempt                                 1,633     1,402     1,144        231      258
                                            -------   -------   -------    -------   ------
      Total loans                            40,401    35,653    33,379      4,748    2,274
                                            -------   -------   -------    -------   ------
Total Interest Income                        64,254    61,824    59,019      2,430    2,805
                                            -------   -------   -------    -------   ------
INTEREST EXPENSE
Interest checking                               535       232       266        303      (34)
Money market                                  4,148     2,514     2,712      1,634     (198)
Savings                                         303       283       425         20     (142)
Certificates of deposit                       6,428     5,135     5,959      1,293     (824)
Individual Retirement Accounts                4,184     4,376     5,182       (192)    (806)
Other time deposits                               6         5        17          1      (12)
Short-term borrowings                         1,239       542       487        697       55
Long-term borrowings                          8,844     9,519     8,489       (675)   1,030
                                            -------   -------   -------    -------   ------
Total Interest Expense                       25,687    22,606    23,537      3,081     (931)
                                            -------   -------   -------    -------   ------
Net Interest Income                         $38,567   $39,218   $35,482    $  (651)  $3,736
                                            =======   =======   =======    =======   ======

(1) Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) Fees on loans are included with interest on loans and amounted to $915,000 in 2005, $987,000 in 2004 and $1,323,000 in 2003.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                            2005                   2004                   2003
                                                    --------------------   --------------------   --------------------
                                                                 RATE OF                RATE OF                RATE OF
                                                                 RETURN/                RETURN/                RETURN/
                                                                 COST OF                COST OF                COST OF
                                                      AVERAGE     FUNDS      AVERAGE     FUNDS      AVERAGE     FUNDS
                                                      BALANCE       %        BALANCE       %        BALANCE       %
                                                    ----------   -------   ----------   -------   ----------   -------
(DOLLARS IN THOUSANDS)
EARNING ASSETS
Available-for-sale securities, at amortized cost:
   Taxable                                          $  319,230    4.83%    $  331,447    4.65%    $  325,082    4.56%
   Tax-exempt                                          123,295    6.72%       151,049    7.09%       146,371    7.36%
                                                    ----------    ----     ----------    ----     ----------    ----
       Total available-for-sale securities             442,525    5.35%       482,496    5.41%       471,453    5.43%
                                                    ----------    ----     ----------    ----     ----------    ----
Held-to-maturity securities,
   Taxable                                                 427    5.85%           460    5.87%           604    5.13%
Interest-bearing due from banks                          1,293    2.63%         1,449    0.76%         1,669    0.60%
Federal funds sold                                       2,600    3.73%           778    1.29%           680    1.18%
Loans:
   Taxable                                             592,227    6.55%       530,045    6.46%       468,501    6.88%
   Tax-exempt                                           26,117    6.25%        21,307    6.58%        16,649    6.87%
                                                    ----------    ----     ----------    ----     ----------    ----
       Total loans                                     618,344    6.53%       551,352    6.47%       485,150    6.88%
                                                    ----------    ----     ----------    ----     ----------    ----
       Total Earning Assets                          1,065,189    6.03%     1,036,535    5.96%       959,556    6.15%
Cash                                                     9,014                 14,273                 13,583
Unrealized gain/loss on securities                      11,197                 16,182                 20,296
Allowance for loan losses                              (7,297)                 (6,523)                (5,908)
Bank premises and equipment                             19,247                 14,953                 11,090
Intangible Asset - Core Deposit Intangible                 169                     --                     --
Intangible Asset - Goodwill                                983                     --                     --
Other assets                                            46,117                 38,621                 36,103
                                                    ----------             ----------             ----------
Total Assets                                        $1,144,619             $1,114,041             $1,034,720
                                                    ==========             ==========             ==========
INTEREST-BEARING LIABILITIES
Interest checking                                   $   46,408    1.15%      $ 39,188    0.59%      $ 37,647    0.71%
Money market                                           188,507    2.20%       192,450    1.31%       190,161    1.43%
Savings                                                 60,203    0.50%        57,439    0.49%        54,789    0.78%
Certificates of deposit                                197,165    3.26%       180,332    2.85%       190,019    3.14%
Individual Retirement Accounts                         121,013    3.46%       116,622    3.75%       106,216    4.88%
Other time deposits                                      1,152    0.52%         1,275    0.39%         1,666    1.02%
Short-term borrowings                                   44,267    2.80%        39,458    1.37%         7,033    1.29%
Long-term borrowings                                   254,987    3.47%       268,211    3.55%       242,358    3.67%
                                                    ----------    ----     ----------    ----     ----------    ----
       Total Interest-bearing Liabilities              913,702    2.81%       894,975    2.53%       829,889    2.84%
Demand deposits                                         87,956                 82,001                 70,528
Other liabilities                                       10,496                  8,691                 12,032
                                                    ----------             ----------             ----------
Total Liabilities                                    1,012,154                985,667                912,449
                                                    ----------             ----------             ----------
Stockholders' equity, excluding other
   comprehensive income/loss                           125,076                117,695                108,876
Other comprehensive income/loss                          7,389                 10,679                 13,395
Total Stockholders' Equity                             132,465                128,374                122,271
                                                    ----------             ----------             ----------
Total Liabilities and Stockholders' Equity          $1,144,619             $1,114,041             $1,034,720
                                                    ==========             ==========             ==========
Interest Rate Spread                                              3.22%                  3.43%                  3.31%
Net Interest Income/Earning Assets                                3.62%                  3.78%                  3.70%

(1) Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2)  Nonaccrual loans are included in the loan balances above.

TABLE III - THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

                                             YEAR ENDED 12/31/05 VS. 04   YEARS ENDED 12/31/04 VS. 03
                                            ---------------------------   ---------------------------
                                             CHANGE    CHANGE              CHANGE    CHANGE
                                               IN        IN      TOTAL       IN        IN      TOTAL
                                             VOLUME     RATE     CHANGE    VOLUME     RATE     CHANGE
                                            -------   -------   -------    ------   -------   -------
(IN THOUSANDS)
EARNING ASSETS
Available-for-sale securities:
   Taxable                                  $  (579)  $   571   $    (8)   $  426   $   166   $   592
   Tax-exempt                                (1,888)     (530)   (2,418)      338      (398)      (60)
                                            -------   -------   -------    ------   -------   -------
      Total available-for-sale securities    (2,467)       41    (2,426)      764      (232)      532
                                            -------   -------   -------    ------   -------   -------
Held-to-maturity securities,
   Taxable                                       (2)       --        (2)       (8)        4        (4)
Interest-bearing due from banks                  (1)       24        23        (1)        2         1
Federal funds sold                               48        39        87         1         1         2
Loans:
   Taxable                                    4,066       451     4,517     3,996    (1,980)    2,016
   Tax-exempt                                   304       (73)      231       308       (50)      258
                                            -------   -------   -------    ------   -------   -------
      Total loans                             4,370       378     4,748     4,304    (2,030)    2,274
                                            -------   -------   -------    ------   -------   -------
Total Interest Income                         1,948     2,430     5,060     2,805       482    (2,255)
                                            -------   -------   -------    ------   -------   -------
INTEREST-BEARING LIABILITIES
Interest checking                                50       253       303        11       (45)      (34)
Money market                                    (53)    1,687     1,634        33      (231)     (198)
Savings                                          14         6        20        20      (162)     (142)
Certificates of deposit                         506       787     1,293      (294)     (530)     (824)
Individual Retirement Accounts                  161      (353)     (192)      473    (1,279)     (806)
Other time deposits                              --         1         1        (3)       (9)      (12)
Short-term borrowings                            73       624       697         1         8         9
Long-term borrowings                           (462)     (213)     (675)    1,989      (913)    1,076
                                            -------   -------   -------    ------   -------   -------
Total Interest Expense                          289     2,792     3,081     2,230    (3,161)     (931)
                                            -------   -------   -------    ------   -------   -------
Net Interest Income                         $ 1,659   $(2,310)  $  (651)   $2,830   $   906   $ 3,736
                                            =======   =======   =======    ======   =======   =======

(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
2005/2004/2003

Total noninterest income increased $1,545,000, or 15.8%, in 2005 as compared to 2004. In 2004, total noninterest income decreased $1,595,000, or 14.0%, compared to 2003. The gain from sale of credit card loans, and fluctuations in amounts of net realized security gains in 2005, 2004 and 2003 are discussed in the "Earnings Overview" section of Management's Discussion and Analysis. Excluding the effect of the credit card sale and net securities gains, noninterest income increased $714,000, or 10.3%, in 2005 over 2004, and $327,000, or 5.0%, in 2004 over 2003. Items of significance related to changes in other income are as follows:

2005 VS. 2004

     - Service charges on deposit accounts fell slightly, to $1,689,000 in 2005 from $1,717,000 in 2004. Throughout much of the first half of 2005, changes in deposit account processing resulting from the new core banking system resulted in overdraft and other charges not being assessed for some transactions that would have generated charges with the former system. Management worked with the core system vendor, and during the third quarter 2005 was able to reestablish virtually all of the remaining, significant overdraft and service charge routines. Those changes, along with fee increases in overdraft and other services, helped restore service charge revenue for 2005, on an annual basis, to a level almost as high as in 2004.

     - Other service charges and fees increased $59,000, or 19.2%, in 2005 over 2004, primarily from higher volumes of transactions, including letters of credit, ATM surcharges and other transactions.

     - Trust and financial management revenue decreased 0.8%, to $2,088,000 in 2005 from $2,105,000 in 2004. The small decrease in revenue for 2005 occurred mainly because revenue for 2004 included more fees collected from settlements of estates. Much of the trust fees are determined based on the amount of assets under management, which have increased 9.2% as of December 31, 2005 as compared to one year earlier, to $418,259,000.

     - Insurance commissions, fees and premiums increased $52,000, or 11.8%, in 2005 over 2004. In the third quarter 2005, Bucktail recorded a "catch-up" adjustment to recognize revenue for insurance premiums associated with policies issued related to collateral mortgage transactions. Overall, Bucktail's operations are not a significant component of the Corporation's operations.

     - The increase in cash surrender value of insurance fell $50,000, or 8.2%, in 2005 as compared to 2004. The Corporation's policy return is determined, in part, by the amount of earnings generated from a pooled separate investment trust held by the life insurance company. In 2005, earnings from that pooled separate trust fund were lower than in 2004, which is reflective of lower market yields on debt securities.

     - Fees related to the Corporation's credit card operation increased $175,000, or 22.4%, in 2005 over 2004, primarily because of higher volumes and rates on merchant processing and interchange transactions. Within this category, the largest increase was in interchange fees, which increased $123,000 in 2005, to $758,000. This source of revenue will not recur after 2005, due to the sale of the credit card portfolio. The second largest source of revenue within this category, merchant processing fees, increased $57,000 in 2005, to $141,000. The Corporation did not sell its merchant services as part of the credit card portfolio sale, and will continue to provide merchant processing services in 2006.

     - Other operating income increased $523,000, or 53.9%, in 2005 over 2004. Within this line item, the largest changes in 2005 were increases in the following categories:

          - dividends from Federal Home Loan Bank of Pittsburgh stock, which increased $152,000 to $325,000

          -    debit card fees, which increased $100,000 to $358,000

          -    broker dealer revenues, which increased $87,000 to $297,000, and

          -    training grant revenue of $65,000, with none received in 2004.

2004 VS. 2003

- Trust and financial management revenue rose $372,000, or 21.5% for 2004 compared to 2003. Trust and financial management revenue for 2004 included the effects of some large estate settlements, and also reflected 16.2% growth in assets under management at December 31, 2004, as compared to December 31, 2003.

- The increase in cash surrender value of life insurance fell $105,000 to $610,000 in 2004 from $715,000 in 2003. As in 2005, lower earnings on the policy were reflective of lower earnings from the pooled separate trust fund's holdings of debt securities.

TABLE IV - COMPARISON OF NONINTEREST INCOME

                                                          2005    % CHANGE    2004    % CHANGE     2003
                                                        -------   --------   ------   --------   -------
(IN THOUSANDS)
Service charges on deposit accounts                     $ 1,689     (1.6)    $1,717     (1.7)    $ 1,746
Service charges and fees                                    367     19.2        308      7.3         287
Trust and financial management revenue                    2,088     (0.8)     2,105     21.5       1,733
Insurance commissions, fees and premiums                    491     11.8        439     12.3         391
Increase in cash surrender value of life
   insurance                                                560     (8.2)       610    (14.7)        715
Fees related to credit card operation                       948     22.6        773     (1.4)        784
Other operating income                                    1,493     53.9        970      3.3         939
                                                        -------     ----     ------    -----     -------
Total other income before gain on sale of credit card
   loans and realized gains on securities, net            7,636     10.3      6,922      5.0       6,595
Gain on sale of credit card loans                         1,906                  --                   --
Realized gains on securities, net                         1,802    (37.4)     2,877    (40.1)      4,799
                                                        -------     ----     ------    -----     -------
Total Other Income                                      $11,344     15.8     $9,799    (14.0)    $11,394
                                                        =======     ====     ======    =====     =======

OTHER NONINTEREST EXPENSE
2005/2004/2003

Total noninterest expense increased $2,961,000, or 11.4%, in 2005 over 2004, to $28,962,000. Noninterest expense from Canisteo Valley Corporation and First State Bank totaled $577,000, or 2.2%, of the 2005 increase. In 2004, total noninterest expense increased $3,887,000, or 17.6%, over 2003.

2005 VS. 2004

Salaries and wages increased $1,135,000, or 10.1%, in 2005 over 2004. The increase in salaries expense is primarily a reflection of a greater number of employees, resulting from expansion into new branches and the addition of new employees for support functions. The number of full-time equivalent employees was 354 as of December 31, 2005, up 9.3% from one year earlier.

Pensions and other employee benefit expenses increased $348,000, or 10.2%, in 2005 over 2004. In the aggregate, total pensions and other employee benefits expense, as a percentage of salaries and wages, was 30.3%, the same as in 2004. Increases in numbers of employees drove up expenses for health insurance, contributions to the savings and retirement (401(k)) plan and payroll taxes. Helping to mitigate some of the expense increases within this category were reductions in expense associated with the defined benefit plan and professional fees related to employee benefit plan matters. More detail concerning the Corporation's retirement plans is provided in Note 15 to the consolidated financial statements.

Occupancy expense increased $178,000, or 10.7%, in 2005 over 2004, primarily as a result of higher depreciation and maintenance costs associated with new facilities.

Furniture and equipment expense increased $859,000, or 47.6%, in 2005 over 2004. Depreciation expense within this category increased $586,000, to $1,601,000 in 2005 from $1,015,000 in 2004, including an increase of $468,000 in 2005 from the new core banking software system that was placed in service during the fourth quarter 2004. Similarly, maintenance and repair expense within this category increased $241,000 in 2005 over 2004, primarily because of inclusion of a full year of maintenance costs associated with the new core banking software system of approximately $377,000 in 2005, up from 2 months' of costs totaling $60,000 in 2004.

Other operating expense increased $435,000, or 6.6%, in 2005 over 2004. Most of the line items within this category increased in 2005, in part due to expansion into more locations and the resulting higher volume of transactions and costs. Total other operating expense incurred by Canisteo Valley Corporation and First State Bank in the final 4 months of 2005 totaled $281,000, or 4.2% of the total increase. The most significant increases within this category were: (1) expenses associated with maintaining and preparing other real estate properties for sale, which increased $210,000 in 2005 to $304,000; (2) attorney fees, which increased $164,000 in 2005 to $203,000, mainly because of collection activities on a large commercial credit, and (3) Bucktail expenses, which increased $117,000 to $323,000, due to a larger volume of claims. Helping to reduce the overall increase in this category was a decrease in professional fees of $530,000, to $215,000 in 2005. In 2004, the Corporation incurred a significant amount of professional fees expense associated with the core banking system conversion.

2004 VS. 2003

Salaries and wages increased $1,552,000, or 16.0%, for 2004 compared to 2003. The number of full-time equivalent employees (FTEs) increased 10.6%, to 324 at December 31, 2004 from 293 at December 31, 2003. The increased number of employees included personnel for the new Willamsport and South Williamsport branches opened in 2004, as well as new positions added in 2004 for Trust, Commercial Lending, Loan Administration, Accounting and Employee Training functions, as well as 5 Management Trainees who worked primarily on the core computer system conversion. In addition, paid overtime increased approximately $90,000 in 2004 over 2003, mainly due to core system conversion efforts.

Pensions and other employee benefits increased $87,000, or 2.6%, in 2004 over 2003. As a percentage of salaries and wages, pensions and other employee benefits fell to 30.3% in 2004 from 34.2% in 2003. In 2004, employer contributions to the 401(k) profit sharing plan totaled 6.7% of salaries and wages, down from 7.8% in 2003. The lower percentage of profit sharing contributions in 2004 reflected a higher proportion of new employees hired in 2004, as the new hires began to qualify for contributions in 2005. Other expense reductions in 2004 included professional fees related to employee benefit matters, which decreased $89,000 to $167,000, defined benefit pension plan expense, which decreased $45,000 to $388,000 and supplemental executive retirement plan expense, which fell $41,000 to $4,000.

Occupancy expense increased $369,000, or 28.5%, in 2004 over 2003. The greatest portion of the increase in occupancy expense was attributable to increased costs of $112,000 for building maintenance and repairs. Depreciation expense also rose $93,000 from 2003's level, as the Corporation recorded depreciation on the new Williamsport facility and on building renovation costs for several locations. Total energy costs increased $68,000, primarily due to higher utility rates in several locations, as well as the initial expenses associated with the Williamsport and South Williamsport facilities during 2004.

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

     - Advertising expense increased $90,000 in 2004, to $464,000, mainly due to advertising programs in the Williamsport marketplace.

TABLE V - COMPARISON OF NONINTEREST EXPENSE

                                                2005    % CHANGE     2004    % CHANGE     2003
                                              -------   --------   -------   --------   -------
(IN THOUSANDS)
Salaries and wages                            $12,383     10.1     $11,248     16.0     $ 9,696
Pensions and other employee benefits            3,752     10.2       3,404      2.6       3,317
Occupancy expense, net                          1,842     10.7       1,664     28.5       1,295
Furniture and equipment expense                 2,664     47.6       1,805     31.6       1,372
Expenses related to credit card operation         462     11.6         414      7.5         385
Pennsylvania shares tax                           804     (5.0)        846      6.8         792
Other operating expense                         7,055      6.6       6,620     25.9       5,257
                                              -------     ----     -------     ----     -------
Total Other Expense                           $28,962     11.4     $26,001     17.6     $22,114
                                              =======     ====     =======     ====     =======

INCOME TAXES

The income tax provision was $2,793,000, or 17.70% of pre-tax income, in 2005, as compared to 16.09% in 2004 and 18.17% in 2003. The increase in the tax provision/pre-tax income rate in 2005 over 2004 reflected lower average holdings of tax-exempt securities. Management decided to reduce the Corporation's investment in municipal bonds in order to reduce the potential for an alternative minimum tax liability that would otherwise have been expected for 2005. In contrast, the lower income tax expense rate in 2004 than in 2003 resulted from lower pre-tax income in 2004, as well as higher average holdings of tax-exempt securities and loans. These factors contributed to the Corporation incurring an alternative minimum tax liability of $352,000 in 2004.

A more complete analysis of income taxes is presented in Note 16 to the consolidated financial statements.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the Net Interest Margin section of Management's Discussion and Analysis. That discussion provides useful information regarding changes in the Corporation's balance sheet over the 2-year period ended December 31, 2005, including discussions of available-for-sale securities, loans, deposits and borrowings. The acquisition of Canisteo Valley Corporation was effective at the end of August 2005. That transaction was an all-cash acquisition, which had the effect of increasing the Corporation's assets and liabilities. At December 31, 2005, total consolidated assets of Canisteo Valley Corporation amounted to $44,476,000, including net loans of $21,464,000, while deposits totaled $37,015,000. Other significant balance sheet items - the allowance for loan losses and stockholders' equity - are discussed in separate sections of Management's Discussion and Analysis.

Table VI shows the composition of the investment portfolio at December 31, 2005, 2004 and 2003. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects a reduction from $464,793,000 at December 31, 2003 to $459,123,000 at December 31, 2004, and then a further reduction to $420,185,000 at December 31, 2005. Management's decision to reduce the size of the securities portfolio was attributable to 2 primary factors: (1) substantial loan growth, and (2) the need to manage interest rate risk within acceptable parameters. Specifically, in light of the flat yield curve, the opportunities have been very limited for earning a positive spread from maintaining borrowed funds and holding investment securities, and because there is almost no difference between short-term and long-term rates, the Corporation faces the risk that excessive holdings of long-term, fixed rate securities could result in future losses or diminished net interest margin results when the yield curve "normalizes." Accordingly, management has utilized proceeds from principal repayments and sales of securities to help fund loan growth. The Corporation's liquidity position is discussed in a separate section of Management's Discussion and Analysis, and interest rate risk is discussed in more detail in Part II,
Item 7A.

As described in the Net Interest Margin section of Management's Discussion and Analysis, loans outstanding grew substantially in both 2005 and 2004. In fact, as reflected in Table VII, the year-end balance of loans, net of the allowance for loan losses, has grown more than 10% compared to the previous year-end, for each of the last 4 years. Table VIII presents a table of loan maturities. Fixed rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate. Table VIII shows that the majority ($464,962,000 or 71%) of the loan portfolio is fixed rate, including $178,818,000 or 27% fixed rate beyond 5 years. This substantial investment in long-term, fixed rate loans is one of the major concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation's interest rate risk.

Premises and equipment, net of accumulated depreciation, increased to $22,605,000 at December 31, 2005 from $16,725,000 at December 31, 2004 and
$12,482,000 at December 31, 2003. A portion of the increase in premises in equipment in 2005 was related to the acquisition of Canisteo Valley Corporation, which had a balance of $1,429,000 at December 31, 2005. The total cost of premises and equipment purchases (excluding the Canisteo acquisition) was $6,712,000 in 2005, $5,830,000 in 2004 and $3,360,000 in 2003. The major capital purchases in 2005 were building-related. The total cost for land, building construction and furnishings for the Jersey Shore branch, which opened in August 2005, was just over $2 million, including approximately $1.6 million of expenditures in 2005. Construction in progress at December 31, 2005 had a balance of $4,237,000, including $3,768,000 related to the Wellsboro administration and Old Lycoming Township building projects. In 2004, capital purchases for Management Information System purposes totaled $2,624,000, including the new core banking software, as well as related software, network servers and other equipment. Also in 2004, the Corporation completed the renovation of the Williamsport facility, and opened the branch in early June (Trust and Commercial Lending staff moved in a few months prior to the opening of the branch). Total cost allocated to the Williamsport land and building amounted to $2,428,000, of which approximately $1,800,000 was incurred in 2003 with the remainder in 2004. Capital purchases for furniture and equipment for operations in the Williamsport facility amounted to $461,000 in 2004. In 2003, the most significant projects included remodeling and addition to the Sayre facility, remodeling of the Elkland facility, and purchases of an additional 80 thin client computer stations for teller lines throughout the branch network. Depreciation expense increased to $2,301,000 in 2005, from $1,587,000 in 2004 and $1,211,000 in 2003.

Total capital purchases for 2006 are estimated at approximately $4.3 million. In light of the Corporation's strong capital position and ample sources of liquidity, management does not expect capital expenditures to have a material, detrimental effect on the Corporation's financial condition in 2006. As discussed in the "Outlook for 2006" section of Management's Discussion and Analysis, depreciation and other occupancy expenses in 2006 from the new administration building in Wellsboro and the Old Lycoming Township facility, are estimated at approximately $400,000, and the Corporation will incur payroll and other start-up costs associated with its new branch locations. The overall impact on the Corporation's earnings in 2006 and thereafter will depend on the Corporation's ability to build market share and produce profitable results from those locations, and how long that will take.

TABLE VI - INVESTMENT SECURITIES

                                                                           AS OF DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                           2005                   2004                   2003
                                                   --------------------   --------------------   --------------------
                                                   AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
                                                      COST       VALUE       COST       VALUE       COST       VALUE
                                                   ---------   --------   ---------   --------   ---------   --------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $    501   $    500    $     --   $     --    $     --   $     --
Obligations of other U.S. Government agencies         43,999     43,339      37,009     36,312      61,437     61,070
Obligations of states and political subdivisions     116,241    117,709     125,809    129,370     159,128    162,418
Other securities                                      94,849     95,157     100,871    103,107      45,992     47,648
Mortgage-backed securities                           140,562    137,327     169,046    168,033     168,285    169,208
                                                    --------   --------    --------   --------    --------   --------
Total debt securities                                396,152    394,032     432,735    436,822     434,842    440,344
Marketable equity securities                          24,033     33,266      26,388     38,263      29,951     42,688
                                                    --------   --------    --------   --------    --------   --------
Total                                               $420,185   $427,298    $459,123   $475,085    $464,793   $483,032
                                                    ========   ========    ========   ========    ========   ========

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $    313   $    324    $    316   $    339    $    319   $    349
Obligations of other U.S. Government agencies             98        106          98        112         199        216
Mortgage-backed securities                                11         11          19         20          42         44
                                                    --------   --------    --------   --------    --------   --------
Total                                               $    422   $    441    $    433   $    471    $    560   $    609
                                                    ========   ========    ========   ========    ========   ========

TABLE VII - FIVE-YEAR SUMMARY OF LOANS BY TYPE

                                      2005       %      2004       %      2003       %      2002       %      2001       %
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
(IN THOUSANDS)
Real estate - construction          $  5,552    0.85  $  4,178    0.72  $  2,856    0.54  $    103    0.02  $  1,814    0.48
Real estate - residential mortgage   361,857   55.39   347,705   59.98   330,807   63.03   292,136   64.76   245,997   64.87
Real estate - commercial mortgage    153,661   23.52   128,073   22.10   100,240   19.10    78,317   17.36    60,267   15.89
Consumer                              31,559    4.83    31,702    5.47    33,977    6.47    31,532    6.99    29,284    7.72
Agricultural                           2,340    0.36     2,872    0.50     2,948    0.56     3,024    0.67     2,344    0.62
Commercial                            69,396   10.62    43,566    7.52    34,967    6.66    30,874    6.84    24,696    6.51
Other                                  1,871    0.29     1,804    0.31     1,183    0.23     2,001    0.44     1,195    0.32
Political subdivisions                27,063    4.14    19,713    3.40    17,854    3.40    13,062    2.90    13,479    3.55
Lease receivables                         --    0.00        --    0.00        65    0.01        96    0.02       152    0.04
                                    --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Total                                653,299  100.00   579,613  100.00   524,897  100.00   451,145  100.00   379,228  100.00
Less: allowance for loan losses       (8,361)           (6,787)           (6,097)           (5,789)           (5,265)
                                    --------          --------          --------          --------          --------
Loans, net                          $644,938          $572,826          $518,800          $445,356          $373,963
                                    ========          ========          ========          ========          ========

TABLE VIII - LOAN MATURITY DISTRIBUTION

                                                  AS OF DECEMBER 31, 2005
                 -----------------------------------------------------------------------------------------
                              FIXED RATE LOANS:                     VARIABLE OR ADJUSTABLE RATE LOANS:
                 -------------------------------------------   -------------------------------------------
                                          GREATER                                       GREATER
                 1 YEAR OR                 THAN                1 YEAR OR                 THAN
                    LESS     1-5 YEARS   >5 YEARS     TOTAL       LESS     1-5 YEARS    5 YEARS     TOTAL
                 ---------   ---------   --------   --------   ---------   ---------   --------   --------
(IN THOUSANDS)
Real Estate       $63,036     $137,364   $ 92,164   $292,564    $ 68,488    $51,993     $3,009    $123,490
Commercial         11,571       40,902     82,557    135,030      59,387        682        456      60,525
Consumer           14,231       19,040      4,097     37,368       4,256         66         --       4,322
                  -------     --------   --------   --------    --------    -------     ------    --------
                  $88,838     $197,306   $178,818   $464,962    $132,131    $52,741     $3,465    $188,337
                  =======     ========   ========   ========    ========    =======     ======    ========

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

Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. For C&N Bank, this assessment is conducted under the direction of the Chief Financial Officer and Executive Vice President in charge of Commercial Lending, with input from the Credit Administration Department, other Branch and Lending Staff, and the Chief Executive Officer. The assessment process includes review of identified risk elements in the loan portfolio, including the "Watch List", past due reports and other information. The "Watch List" is a collection of loans that have a history of delinquency, collateral deficiency, cash flow problems, or other factors that have come to management's attention to create the need for special monitoring. One of the key aspects of the quarterly assessment is the evaluation of each Watch List relationship with an outstanding balance of $200,000 or more. This evaluation includes an updated assessment of collection activities and planning for each such relationship, as well as evaluation of the probable loss (if any). For First State Bank, the fourth quarter 2005 assessment was performed for all Watch List relationships of $50,000 or more.

Both C&N Bank and First State Bank also engage consulting firms, at least annually, to perform independent credit reviews of large credit relationships. Management gives substantial consideration to the classifications and recommendations of the independent credit reviewers in determining the allowance for loan losses.

The allowance for loan losses reflects probable losses resulting from the analysis of individual loans and historical loss experience, as modified for identified trends and concerns, for each loan category. The historical loan loss experience element is determined based on the ratio of net charge-offs to average loan balances over a three-year period, for each significant type of loan, modified for qualitative risk adjustment factors identified by management for each type of loan. The charge-off ratio and qualitative factors are then applied to the current outstanding loan balance for each type of loan (net of other loans that are individually evaluated). Prior to the fourth quarter 2005, C&N Bank had utilized the ratio of net charge-offs to average balances over a five-year period in calculating the historical loan loss experience portion of the allowance portfolio. Management made the change to the three-year assumption, which had very little effect on the allowance valuation as of December 31, 2005, mainly because management believes net charge-off experience over a 3-year period may be more representative of losses existing in the portfolio as of the balance sheet date.

In the second quarter 2005, management changed its process for determining and disclosing the components of the allowance for loan losses. A management committee evaluated several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors. This analysis was performed separately for the following categories of lending activity: commercial, mortgage, consumer and credit card. The management committee met again in the third and fourth quarters and updated its analysis (excluding credit card, for which substantially all of the loans were sold in the fourth quarter 2005). Based on the results of these evaluations, allocations were made to the components of the allowance shown in Table X. In periods prior to June 30, 2005, the portion of the allowance determined by management's subjective assessment of economic conditions and other factors was reflected completely in the unallocated component of the allowance. Primarily as a result of this change in process, Table X shows the amounts allocated to the allowance for commercial, consumer mortgage and consumer loans at December 31, 2005 have increased in comparison to the corresponding amounts at December 31, 2004, while the unallocated portion of the allowance decreased to $0 at December 31, 2005 from $2,578,000 at December 31, 2004.

As indicated in Table XI, total impaired loans amounted to $8,216,000 at December 31, 2005, as compared to $8,261,000 at December 31, 2004 and $4,621,000 at December 31, 2003. In total, the valuation allowance related to impaired loans amounted to $2,374,000 at December 31, 2005, up from $1,378,000 at December 31, 2004 and $1,542,000 at December 31, 2003. Table XI also shows that the amount of loans classified as nonaccrual amounted to $6,365,000 at December 31, 2005, as compared to $7,796,000 at December 31, 2004 and $1,145,000 at
December 31, 2003. The growth in 2004 in past due and nonaccrual loans resulted mainly from certain large commercial loan relationships, including one commercial loan relationship with total outstanding loan balances of approximately $2.8 million at December 31, 2005, and $3.7 million as of December 31, 2004. In 2004, management moved most of the loans outstanding related to this large relationship to nonaccrual status. Also, in 2005, a large ($600,000) residential mortgage loan to the principal owner of this relationship was moved to nonaccrual. As of December 31, 2005, the valuation allowances related to these loans totaled $689,000, up from $173,000 at December 31, 2004. There is another commercial loan relationship with total outstanding balances of approximately $1.6 million that was classified as impaired and nonaccrual throughout most of 2004 and all of 2005, and for which the valuation allowance was increased to $400,000 as of December 31, 2005 from $200,000 as of December 31, 2004. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances estimated as of December 31, 2005. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

The allowance for loan losses was $8,361,000 at December 31, 2005, an increase of $1,574,000 from the balance of $6,787,000 at December 31, 2004. Table IX shows that gross charge-offs totaled $984,000, and net charge-offs totaled $829,000, in 2005. These amounts were higher than the corresponding totals for 2004 of $786,000 (gross charge-offs) and $710,000 (net charge-offs). Table IX also shows that the allowance for loan losses recorded as part of the Canisteo Valley Corporation (First State Bank) acquisition amounted to $377,000. Although there were loans included on First State Bank's Watch List as of the acquisition date that management was monitoring, substantially all of these loans were commercial loans with low balances, or consumer or residential mortgage loans that can be collectively evaluated for impairment. Accordingly, there were no acquired loans that were classified individually as impaired. The provision for loan losses amounted to $2,026,000 in 2005, $1,400,000 in 2004 and $1,100,000 in
2003. The amount of the provision in each year is determined based on the amount required to maintain an appropriate allowance in light of the factors described above.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                             YEARS ENDED DECEMBER 31,
                                    ------------------------------------------
                                     2005     2004     2003     2002     2001
                                    ------   ------   ------   ------   ------
(IN THOUSANDS)
Balance, beginning of year          $6,787   $6,097   $5,789   $5,265   $5,291
                                    ------   ------   ------   ------   ------
Charge-offs:
   Real estate loans                   264      375      168      123      144
   Installment loans                   224      217      326      116      138
   Credit cards and related plans      198      178      171      190      200
   Commercial and other loans          298       16      303      123      231
                                    ------   ------   ------   ------   ------
Total charge-offs                      984      786      968      552      713
                                    ------   ------   ------   ------   ------
Recoveries:
   Real estate loans                    14        3       75       30        6
   Installment loans                    61       32       52       30       27
   Credit cards and related plans       30       23       17       18       20
   Commercial and other loans           50       18       32       58       34
                                    ------   ------   ------   ------   ------
Total recoveries                       155       76      176      136       87
                                    ------   ------   ------   ------   ------
Net charge-offs                        829      710      792      416      626
Allowance for loan losses
   recorded in acquisition             377       --       --       --       --
Provision for loan losses            2,026    1,400    1,100      940      600
                                    ------   ------   ------   ------   ------
Balance, end of year                $8,361   $6,787   $6,097   $5,789   $5,265
                                    ======   ======   ======   ======   ======

TABLE X - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

                     2005     2004     2003     2002     2001
                    ------   ------   ------   ------   ------
(IN THOUSANDS)
Commercial          $2,705   $1,909   $1,578   $1,315   $1,837
Consumer mortgage    2,806      513      456      460      674
Impaired loans       2,374    1,378    1,542    1,877       73
Consumer               476      409      404      378      494
Unallocated             --    2,578    2,117    1,759    2,187
                    ------   ------   ------   ------   ------
Total Allowance     $8,361   $6,787   $6,097   $5,789   $5,265
                    ======   ======   ======   ======   ======

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS

                                                 2005     2004     2003
                                                ------   ------   ------
(IN THOUSANDS)
Impaired loans without a valuation allowance    $  910   $3,552   $  114
Impaired loans with a valuation allowance        7,306    4,709    4,507
                                                ------   ------   ------
Total impaired loans                            $8,216   $8,261   $4,621
                                                ======   ======   ======
Valuation allowance related to impaired loans   $2,374   $1,378   $1,542
Total nonaccrual loans                          $6,365   $7,796   $1,145
Total loans past due 90 days or more and
   still accruing                               $1,369   $1,307   $2,546

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES

                                       2005       2004       2003       2002       2001      AVERAGE
                                     --------   --------   --------   --------   --------   --------
(IN THOUSANDS)
Average gross loans                  $618,344   $551,352   $485,150   $410,670   $346,353   $482,374
Year-end gross loans                  653,299    579,613    524,897    451,145    379,228    517,636
Year-end allowance for loan losses      8,361      6,787      6,097      5,789      5,265      6,460
Year-end nonaccrual loans               6,365      7,796      1,145      1,252      1,050      3,522
Year-end loans 90 days or more
   past due and still accruing          1,369      1,307      2,546      2,318      2,067      1,921
Net charge-offs                           829        710        792        416        626        675
Provision for loan losses               2,026      1,400      1,100        940        600      1,213
Earnings coverage of charge-offs         15.7       20.9       20.5       36.0       19.3       21.1
Allowance coverage of charge-offs        10.1        9.6        7.7       13.9        8.4        9.6
Net charge-offs as a % of
   provision for loan losses            40.92%     50.71%     72.00%     44.26%    104.33%     55.65%
Net charge-offs as a % of
   average gross loans                   0.13%      0.13%      0.16%      0.10%      0.18%      0.14%

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation's significant fixed and determinable contractual obligations as of December 31, 2005, by payment date. The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest. Operating leases and software maintenance commitments are presented at the amounts due to the recipients, and are not discounted to present value.

TABLE XIII - CONTRACTUAL OBLIGATIONS

                                1 YEAR       1-3       3-5      OVER 5
CONTRACTUAL OBLIGATIONS         OR LESS     YEARS     YEARS     YEARS      TOTAL
-----------------------        --------   --------   -------   -------   --------
(IN THOUSANDS)
Time deposits                  $194,779   $118,729   $24,584   $    36   $338,128
Short-term borrowings,
   Federal Home Loan Bank of
      Pittsburgh                  7,000         --        --        --      7,000
Long-term borrowings:
   Federal Home Loan Bank of
      Pittsburgh                 57,700    102,567     5,432    19,786    185,485
   Repurchase agreements         20,220     26,500        --        --     46,720
Operating leases                    171        101        13        --        285
Software maintenance                360        720       300        --      1,380
                               --------   --------   -------   -------   --------
Total                          $280,230   $248,617   $30,329   $19,822   $578,998
                               ========   ========   =======   =======   ========

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $418,937,000 at December 31, 2005. The Corporation also has obligations related to overnight customer repurchase agreements with principal balances totaling $27,734,000 at December 31, 2005.

As described more fully in Note 19 to the consolidated financial statements, the Corporation has a contingent obligation to pay additional licensing fees, based on the Bank's asset size, through October 2009.

The Corporation's significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 18 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by various securities and mortgage loans. At December 31, 2005, the Corporation had unused borrowing availability with correspondent banks and FHLB - Pittsburgh totaling approximately $150,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis.

Historically, one of the tools used to monitor a bank's longer-term liquidity situation has been the loan-to-deposit ratio. As of December 31, 2005 and 2004, this ratio was 85%, which is an average ratio by banking industry standards, but higher than the Corporation's position had been in many years. The higher than historical level of loans-to-deposits reflects the Corporation's very strong loan growth over the past few years. The loan-to-deposit ratio was 79% at December 31, 2003, 70% at December 31, 2002 and 65% at December 31, 2001. Management believes the current, higher loan-to-deposit ratio provides opportunities for a higher average yield on earning assets, but is an indicator that some of the Corporation's historical liquidity "cushion" has been reduced; however, the current position continues to provide sufficient funds for maintenance of a substantial investment securities portfolio. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At December 31, 2005, the carrying value of non-pledged securities was $210,119,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and moderate loan to deposit ratio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and C&N Bank have maintained extremely strong capital positions, and First State Bank is also well capitalized. Details concerning the Corporation's and the Banks' regulatory capital amounts and ratios are presented in Note 21 to the consolidated financial statements. As reflected in Note 21, at December 31, 2005 and 2004, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

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

COMPREHENSIVE INCOME

Comprehensive income is a measure of all changes in the equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income". For the Corporation, other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income should not be construed to be a measure of net income. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Total comprehensive income was $7,147,000 in 2005, $13,361,000 in 2004 and $16,148,000 in 2003. Other comprehensive (loss) amounted to ($5,837,000) in 2005, ($1,502,000) in 2004 and ($109,000) in 2003.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. As discussed in the "Earnings Overview" section of Management's Discussion and Analysis, rising short-term interest rates, which were triggered by the Federal Reserve's actions to increase the fed funds target rate several times, hurt the Corporation's operating results for 2005. Further concerns over the possibility of inflation could lead to further increases in the fed funds target rate, which management believes would continue to "squeeze" the net interest margin. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This statement provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for the other-than-temporary impairment evaluations made in the reporting periods beginning after June 15, 2004. The FASB staff had issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would have provided implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. In September 2004, based on comment letters received by constituents, the Board decided to further consider whether application guidance was necessary for all securities analyzed for impairment under paragraphs 10-20 of Issue 03-1. In November 2005, the FASB issued FSP 115-1 and FAS 124-1, which nullified much of the detailed implementation guidance that had been included in FSP EITF Issue 03-1-a, and carried forward the rest of the existing requirements for evaluating securities for impairment and providing disclosures related to impaired securities.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R will require the Corporation to record stock option expense based on estimated fair value determined using an option valuation model. SFAS No. 123R will require the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. Since all of the Corporation's stock options are exercisable at December 31, 2005, SFAS No. 123R will only apply to new awards, starting in 2006. In recent years, stock options have been awarded to directors and selected officers in January, based on performance in the previous year. In January 2006, it was determined that no awards were to be made based on 2005's results; accordingly, SFAS No. 123R is not expected to have an impact on the Corporation's results of operations in 2006, but to the extent future awards are made, will impact future years.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections that changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also redefines "restatement" to include the revision of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

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

C&N Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. C&N Bank's policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As the table shows, as of December 31, 2005, the decline in net interest income and market value exceed the policy threshold marks if interest rates were to immediately rise 200 or 300 basis points. The table also shows that, at December 31, 2004, the changes in net interest income and market value were within the policy threshold for all calculations except that the market value decline exceeded the limit in the +300 basis point scenario. These "out of policy" positions are a reflection of the Corporation's liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management has reviewed these positions with the Board of Directors monthly throughout 2004 and 2005, and management will continue to evaluate whether to make changes to asset and liability holdings in an effort to reduce exposure to rising interest rates.

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

TABLE XIV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
DECEMBER 31, 2005 DATA

                                            PERIOD ENDING DECEMBER 31, 2006
                              ----------------------------------------------------------
                              INTEREST   INTEREST   NET INTEREST      NII         NII
BASIS POINT CHANGE IN RATES    INCOME     EXPENSE   INCOME (NII)   % CHANGE   RISK LIMIT
---------------------------   --------   --------   ------------   --------   ----------
(IN THOUSANDS)
+300                           $66,381    $43,764      $22,617      -24.8%       20.0%
+200                            64,649     39,466       25,183      -16.3%       15.0%
+100                            62,850     35,168       27,682       -7.9%       10.0%
   0                            60,942     30,871       30,071        0.0%        0.0%
-100                            58,178     26,573       31,605        5.1%       10.0%
-200                            55,000     23,098       31,902        6.1%       15.0%
-300                            51,805     19,877       31,928        6.2%       20.0%

                              MARKET VALUE OF PORTFOLIO EQUITY
                                    AT DECEMBER 31, 2005
                              --------------------------------
                               PRESENT    PRESENT     PRESENT
                                VALUE      VALUE       VALUE
BASIS POINT CHANGE IN RATES    EQUITY    % CHANGE   RISK LIMIT
---------------------------   --------   --------   ----------
+300                          $ 54,493    -56.8%       45.0%
+200                            77,762    -38.3%       35.0%
+100                           102,136    -19.0%       25.0%
   0                           126,029      0.0%        0.0%
-100                           142,377     13.0%       25.0%
-200                           151,148     19.9%       35.0%
-300                           160,867     27.6%       45.0%

DECEMBER 31, 2004 DATA

                                            PERIOD ENDING DECEMBER 31, 2005
                              ----------------------------------------------------------
                              INTEREST   INTEREST   NET INTEREST      NII         NII
BASIS POINT CHANGE IN RATES    INCOME     EXPENSE   INCOME (NII)   % CHANGE   RISK LIMIT
---------------------------   --------   --------   ------------   --------   ----------
(IN THOUSANDS)
+300                           $62,724   $34,583       $28,141      -16.8%       20.0%
+200                            61,066    30,840        30,226      -10.7%       15.0%
+100                            59,327    27,098        32,229       -4.7%       10.0%
   0                            57,343    23,510        33,833        0.0%        0.0%
-100                            54,581    20,676        33,905        0.2%       10.0%
-200                            51,800    17,924        33,876        0.1%       15.0%
-300                            49,090    16,850        32,240       -4.7%       20.0%

                              MARKET VALUE OF PORTFOLIO EQUITY
                                    AT DECEMBER 31, 2004
                              --------------------------------
                               PRESENT    PRESENT     PRESENT
                                VALUE      VALUE       VALUE
BASIS POINT CHANGE IN RATES    EQUITY    % CHANGE   RISK LIMIT
---------------------------   --------   --------   ----------
+300                          $ 71,244    -49.2%       45.0%
+200                            94,088    -32.9%       35.0%
+100                           117,491    -16.2%       25.0%
   0                           140,168      0.0%        0.0%
-100                           153,026      9.2%       25.0%
-200                           162,400     15.9%       35.0%
-300                           171,463     22.3%       45.0%

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other equity securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $1,997,000 at December 31, 2005 and $6,130,000 at December 31, 2004.

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

Equity securities held as of December 31, 2005 and 2004 are as follows:

                                                       HYPOTHETICAL   HYPOTHETICAL
                                                            10%            20%
                                                        DECLINE IN     DECLINE IN
                                               FAIR       MARKET         MARKET
AT DECEMBER 31, 2005                 COST     VALUE        VALUE          VALUE
--------------------               -------   -------   ------------   ------------
(IN THOUSANDS)
Banks and bank holding companies   $20,010   $28,879     $(2,888)       $(5,776)
Other equity securities              4,023     4,387        (439)          (877)
                                   -------   -------     -------        -------
   Total                           $24,033   $33,266     $(3,327)       $(6,653)
                                   =======   =======     =======        =======

                                                       HYPOTHETICAL   HYPOTHETICAL
                                                            10%            20%
                                                        DECLINE IN     DECLINE IN
                                               FAIR       MARKET         MARKET
AT DECEMBER 31, 2005                 COST     VALUE        VALUE          VALUE
--------------------               -------   -------   ------------   ------------
Banks and bank holding companies   $17,426   $29,880     $(2,988)       $(5,976)
Other equity securities              8,962     8,383        (838)        (1,677)
                                   -------   -------     -------        -------
   Total                           $26,388   $38,263     $(3,826)       $(7,653)
                                   =======   =======     =======        =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 31,   DECEMBER 31,
                                                                            2005           2004
                                                                        ------------   ------------
(In Thousands Except Share Data)
ASSETS
Cash and due from banks:
   Noninterest-bearing                                                   $   20,922     $   14,845
   Interest-bearing                                                           5,524          4,108
                                                                         ----------     ----------
      Total cash and cash equivalents                                        26,446         18,953
Available-for-sale securities                                               427,298        475,085
Held-to-maturity securities                                                     422            433
Loans, net                                                                  644,938        572,826
Bank-owned life insurance                                                    18,643         18,083
Accrued interest receivable                                                   5,500          5,094
Bank premises and equipment, net                                             22,605         16,725
Foreclosed assets held for sale                                                 194            497
Intangible Asset - Core deposit intangible                                      464             --
Intangible Asset - Goodwill                                                   2,919             --
Other assets                                                                 13,525         15,306
                                                                         ----------     ----------
TOTAL ASSETS                                                             $1,162,954     $1,123,002
                                                                         ==========     ==========

LIABILITIES
Deposits:
   Noninterest-bearing                                                   $   96,644     $   80,378
   Interest-bearing                                                         660,421        596,167
                                                                         ----------     ----------
      Total deposits                                                        757,065        676,545
Dividends payable                                                             1,973          1,864
Short-term borrowings                                                        34,734         34,178
Long-term borrowings                                                        232,205        270,827
Accrued interest and other liabilities                                        5,009          8,003
                                                                         ----------     ----------
TOTAL LIABILITIES                                                         1,030,986        991,417
                                                                         ----------     ----------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares
   in 2005 and 2004; issued 8,389,418 in 2005 and 8,307,305 in 2004           8,389          8,307
Stock dividend distributable                                                  2,183          2,188
Paid-in capital                                                              24,964         22,456
Retained earnings                                                            93,728         90,484
                                                                         ----------     ----------
   Total                                                                    129,264        123,435
Accumulated other comprehensive income                                        4,698         10,535
Unamortized stock compensation                                                  (50)           (46)
Treasury stock, at cost:
   168,627 shares at December 31, 2005                                       (1,944)
   204,659 shares at December 31, 2004                                                      (2,339)
                                                                         ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                                  131,968        131,585
                                                                         ----------     ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $1,162,954     $1,123,002
                                                                         ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                    2005      2004      2003
                                                                  -------   -------   -------
(IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans                                        $38,768   $34,251   $32,235
Interest on balances with depository institutions                      34        11        10
Interest on loans to political subdivisions                         1,118       952       781
Interest on federal funds sold                                         97        10         8
Income from available-for-sale and held-to-maturity securities:
   Taxable                                                         14,351    13,999    13,686
   Tax-exempt                                                       5,659     7,256     7,335
   Dividends                                                        1,081     1,443     1,168
                                                                  -------   -------   -------
Total interest and dividend income                                 61,108    57,922    55,223
                                                                  -------   -------   -------
INTEREST EXPENSE
Interest on deposits                                               15,604    12,545    14,561
Interest on short-term borrowings                                   1,239       542       487
Interest on long-term borrowings                                    8,844     9,519     8,489
                                                                  -------   -------   -------
Total interest expense                                             25,687    22,606    23,537
                                                                  -------   -------   -------
Interest margin                                                    35,421    35,316    31,686
Provision for loan losses                                           2,026     1,400     1,100
                                                                  -------   -------   -------
Interest margin after provision for loan losses                    33,395    33,916    30,586
                                                                  -------   -------   -------
OTHER INCOME
Service charges on deposit accounts                                 1,689     1,717     1,746
Service charges and fees                                              367       308       287
Trust and financial management revenue                              2,088     2,105     1,733
Insurance commissions, fees and premiums                              491       439       391
Increase in cash surrender value of life insurance                    560       610       715
Fees related to credit card operation                                 948       773       784
Gain from sale of credit card loans                                 1,906        --        --
Other operating income                                              1,493       970       939
                                                                  -------   -------   -------
Total other income before realized gains on securities, net         9,542     6,922     6,595
Realized gains on securities, net                                   1,802     2,877     4,799
                                                                  -------   -------   -------
Total other income                                                 11,344     9,799    11,394
                                                                  -------   -------   -------
OTHER EXPENSES
Salaries and wages                                                 12,383    11,248     9,696
Pensions and other employee benefits                                3,752     3,404     3,317
Occupancy expense, net                                              1,842     1,664     1,295
Furniture and equipment expense                                     2,664     1,805     1,372
Expenses related to credit card operation                             462       414       385
Pennsylvania shares tax                                               804       846       792
Other operating expense                                             7,055     6,620     5,257
                                                                  -------   -------   -------
Total other expenses                                               28,962    26,001    22,114
                                                                  -------   -------   -------
Income before income tax provision                                 15,777    17,714    19,866
Income tax provision                                                2,793     2,851     3,609
                                                                  -------   -------   -------
NET INCOME                                                        $12,984   $14,863   $16,257
                                                                  =======   =======   =======
NET INCOME PER SHARE - BASIC                                      $  1.57   $  1.80   $  1.97
                                                                  =======   =======   =======
NET INCOME PER SHARE - DILUTED                                    $  1.55   $  1.79   $  1.96
                                                                  =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                      STOCK                           COMPRE-     UNAMORTIZED
                                          COMMON     DIVIDEND    PAID-IN  RETAINED    HENSIVE        STOCK     TREASURY
                                           STOCK  DISTRIBUTABLE  CAPITAL  EARNINGS     INCOME    COMPENSATION    STOCK     TOTAL
                                          ------  -------------  -------  --------  -----------  ------------  --------  --------
(IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE, DECEMBER 31, 2002                $5,431     $ 1,639     $21,153  $77,584     $12,146       $(49)      $(2,067)  $115,837
Comprehensive income:
   Net income                                                              16,257                                          16,257
   Unrealized loss on securities,
      net of reclassification adjustment
      and tax effects                                                                    (109)                               (109)
                                                                                      -------                            --------
Total comprehensive income                                                                                                 16,148
                                                                                                                         --------
Cash dividends declared, $0.85 per share                                   (6,821)                                         (6,821)
Treasury stock purchased                                                                                          (174)      (174)
Amortization of restricted stock                                                                      102                     102
Shares issued from treasury related to
   exercise of stock options                                          78                                           119        197
Tax benefit from employee benefit plan                                         84                                              84
Stock dividend issued                         53      (1,639)      1,556                                                      (30)
3-for-2 stock split, April 2003            2,742                  (2,742)                                                      --
Stock dividend declared, 1%                            2,164               (2,164)                                             --
Restricted stock granted                                              59                             (107)          48         --
                                          ------     -------     -------  -------     -------       -----      -------   --------
BALANCE, DECEMBER 31, 2003                 8,226       2,164      20,104   84,940      12,037         (54)      (2,074)   125,343
Comprehensive income:
   Net income                                                              14,863                                          14,863
   Unrealized loss on securities,
      net of reclassification adjustment
      and tax effects                                                                  (1,502)                             (1,502)
                                                                                      -------                            --------

Total comprehensive income                                                                                                 13,361
                                                                                                                         --------
Cash dividends declared, $.89 per share                                    (7,214)                                         (7,214)
Treasury stock purchased                                                                                          (575)      (575)
Shares issued from treasury related to
   exercise of stock options                                         245                                           283        528
Amortization of restricted stock                                                                       85                      85
Tax benefit from employee benefit plan                                         83                                              83
Stock dividend issued                         81      (2,164)      2,057                                                      (26)
Stock dividend declared, 1%                            2,188               (2,188)                                             --
Restricted stock granted                                              62                              (99)          37         --
Forfeiture of restricted stock                                       (12)                              22          (10)        --
                                          ------     -------     -------  -------     -------       -----      -------   --------
BALANCE, DECEMBER 31, 2004                 8,307       2,188      22,456   90,484      10,535         (46)      (2,339)   131,585
Comprehensive income:
   Net income                                                              12,984                                          12,984
   Unrealized loss on securities,
      net of reclassification adjustment
      and tax effects                                                                  (5,837)                             (5,837)
                                                                                      -------                            --------

Total comprehensive income                                                                                                  7,147
                                                                                                                         --------
Cash dividends declared, $.93 per share                                    (7,641)                                         (7,641)
Treasury stock purchased                                                                                           (59)       (59)
Shares issued from treasury related to
   exercise of stock options                                         244                                           412        656
Amortization of restricted stock                                                                       93                      93
Tax benefit from employee benefit plan                                         84                                              84
Tax benefit from stock options                                       129                                                      129
Stock dividend issued                         82      (2,188)      2,080                                                      (26)
Stock dividend declared, 1%                            2,183               (2,183)                                             --
Restricted stock granted                                              64                             (111)          47         --
Forfeiture of restricted stock                                        (9)                              14           (5)        --
                                          ------     -------     -------  -------     -------       -----      -------   --------
BALANCE, DECEMBER 31, 2005                $8,389     $ 2,183     $24,964  $93,728     $ 4,698       $ (50)     $(1,944)  $131,968
                                          ======     =======     =======  =======     =======       =====      =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------
                                                                               2005        2004        2003
                                                                            ---------   ---------   ---------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  12,984      14,863      16,257
   Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                              2,026       1,400       1,100
         Realized gains on securities, net                                     (1,802)     (2,877)     (4,799)
         Gain on sale of foreclosed assets, net                                  (126)         (9)       (105)
         Depreciation expense                                                   2,301       1,587       1,211
         Accretion and amortization of securities, net                            417         718       1,241
         Increase in cash surrender value of life insurance                      (560)       (610)       (715)
         Amortization of restricted stock                                          93          85         102
         Amortization of core deposit intangible                                   83          --          --
         Deferred income taxes                                                   (640)         96         (25)
         (Increase) decrease in accrued interest receivable and other
            assets                                                               (971)       (424)        487
         Increase (decrease) in accrued interest payable and other
            liabilities                                                           310          78        (164)
                                                                            ---------   ---------   ---------
            Net Cash Provided by Operating Activities                          14,115      14,907      14,590
                                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                            8         122         145
   Proceeds from sales of available-for-sale securities                       187,029     111,585      53,562
   Proceeds from calls and maturities of available-for-sale securities         56,909      96,265     178,682
   Purchase of available-for-sale securities                                 (194,332)   (200,015)   (199,705)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                      (4,672)     (3,299)     (1,855)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                     7,369       2,514         482
   Net increase in loans                                                      (50,943)    (56,015)    (74,824)
   Purchase of premises and equipment                                          (6,712)     (5,830)     (3,360)
   Proceeds from sale of foreclosed assets                                        822         202         340
   Proceeds from acquisition of Canisteo Valley Corporation, net                  202          --          --
                                                                            ---------   ---------   ---------
         Net Cash Used in Investing Activities                                 (4,320)    (54,471)    (46,533)
                                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                    42,512      18,480      17,761
   Net increase (decrease) in short-term borrowings                               556      (3,585)     (5,872)
   Proceeds from long-term borrowings                                          18,163      84,112      64,500
   Repayments of long-term borrowings                                         (56,785)    (48,475)    (37,524)
   Purchase of treasury stock                                                     (59)       (575)       (174)
   Sale of treasury stock                                                         656         528         197
   Tax benefit from compensation plans                                            213          --          --
   Dividends paid                                                              (7,558)     (7,139)     (6,674)
                                                                            ---------   ---------   ---------
         Net Cash (Used In) Provided by Financing Activities                   (2,302)     43,346      32,214
                                                                            ---------   ---------   ---------
INCREASE IN CASH  AND CASH EQUIVALENTS                                          7,493       3,782         271
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   18,953      15,171      14,900
                                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  26,446   $  18,953   $  15,171
                                                                            =========   =========   =========

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                                2005      2004      2003
                                                              -------   -------   -------
(IN THOUSANDS) (CONTINUED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans   $   347   $   589   $   280
   Interest paid                                              $26,260   $22,070   $23,736
   Income taxes paid                                          $ 2,959   $ 2,999   $ 3,195

ACQUISITION OF CANISTEO VALLEY CORPORATION:
      Cash and cash equivalents received                      $ 7,136
      Cash paid for acquisition                                (6,934)
                                                              -------
      Net cash received on acquisition                        $   202
                                                              =======
NONCASH ASSETS RECEIVED AND LIABILITIES ASSUMED FROM
   ACQUISITION OF CANISTEO VALLEY CORPORATION:
      Assets received:
         Available for sale securities                        $ 9,439
         Loans                                                 23,542
         Premises and equipment                                 1,469
         Foreclosed assets                                         46
         Intangible asset - core deposit intangible               547
         Intangible asset - goodwill                            2,944
         Other assets                                             446
                                                              -------
      Total noncash assets received                           $38,433
                                                              =======
      Liabilities assumed:
         Deposits                                             $38,008
         Other liabilities                                        627
                                                              -------
      Total noncash liabilities assumed                       $38,635
                                                              =======

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens & Northern Corporation ("Corporation"), and its subsidiaries, Citizens & Northern Bank ("C&N Bank"), Canisteo Valley Corporation (acquired in 2005 - see Note 4), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation. The consolidated financial statements also include the accounts of Canisteo Valley Corporation's wholly-owned subsidiary, First State Bank, and C&N Bank's wholly-owned subsidiary, C&N Financial Services Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS - The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in Northcentral Pennsylvania and Southern New York State. Lending products include mortgage loans, commercial loans, consumer loans and credit cards, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, individual retirement accounts and certificates of deposit. The Corporation also offers non-insured "Repo Sweep" accounts.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates.

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

Loans are placed on nonaccrual status when, in the opinion of management, collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest income is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on loans for which the risk of further loss is greater than remote are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

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

INTEREST COSTS - The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. In 2005, total interest incurred was $25,755,000, of which $25,687,000 was charged to expense and $68,000 was capitalized. In 2004, total interest incurred was $22,649,000, of which $22,606,000 was charged to expense and $43,000 was capitalized. Total interest incurred amounted to $23,537,000 in 2003, all of which was charged to expense.

FORECLOSED ASSETS HELD FOR SALE - Foreclosed assets held for sale consist of real estate acquired by foreclosure and are carried at estimated fair value, less selling cost.

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS - Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill will be tested at least annually for impairment. The core deposit intangible is being amortized over a period of time that represents its expected life using a method of amortization that reflects the pattern of economic benefit. The core deposit intangible is subject to impairment testing whenever events or changes in circumstances indicate its carrying amount may not be recoverable.

INCOME TAXES - Provisions for deferred income taxes are made as a result of temporary differences in financial and income tax methods of accounting. These differences relate principally to loan losses, securities gains or losses, depreciation, pension and other postretirement benefits, alternative minimum tax, investments in limited partnerships, loan origination fees and costs and differences arising from an acquisition.

STOCK COMPENSATION PLANS - The Corporation uses the intrinsic value method of accounting for stock compensation plans, under Accounting Principles Board Opinion 25 (APB Opinion 25), and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123. Utilizing the intrinsic value method, compensation cost is measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value, and accordingly, no compensation cost is recorded for them.

The Corporation has also made awards of restricted stock. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock options.

                                                 2005      2004      2003
                                               -------   -------   -------
(NET INCOME IN THOUSANDS)
Net income, as reported                        $12,984   $14,863   $16,257
Deduct: Total stock option compensation
   expense determined under fair value
   method for all awards, net of tax effects       (69)      (90)     (124)
                                               -------   -------   -------
Pro forma net income                           $12,915   $14,773   $16,133
                                               =======   =======   =======
Earnings per share-basic
   As reported                                 $  1.57   $  1.80   $  1.97
   Pro forma                                   $  1.56   $  1.79   $  1.95
Earnings per share-diluted
   As reported                                 $  1.55   $  1.79   $  1.96
   Pro forma                                   $  1.55   $  1.78   $  1.94

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R will require the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. Since all of the Corporation's stock options are exercisable at December 31, 2005, SFAS No. 123R will only apply to new awards, starting in 2006.

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

The components of other comprehensive income, and the related tax effects, are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                       2005      2004      2003
                                                                     -------   -------   -------
(IN THOUSANDS)
Net income                                                           $12,984   $14,863   $16,257
Unrealized holding (losses) gains on available-for-sale securities    (7,042)      600     4,636
Reclassification adjustment for gains realized in income              (1,802)   (2,877)   (4,799)
                                                                     -------   -------   -------
Other comprehensive loss before income tax                            (8,844)   (2,277)     (163)
Income tax related to other comprehensive loss                         3,007       775        54
                                                                     -------   -------   -------
Other comprehensive loss                                              (5,837)   (1,502)     (109)
                                                                     -------   -------   -------
Comprehensive income                                                 $ 7,147   $13,361   $16,148
                                                                     =======   =======   =======

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

                                                           WEIGHTED-
                                                            AVERAGE
                                                             COMMON     EARNINGS
                                              NET INCOME     SHARES    PER SHARE
                                             -----------   ---------   ---------
2005
Earnings per share - basic                   $12,984,000   8,292,141     $1.57
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     212,323
   Hypothetical share repurchase at $29.62                  (153,538)
                                             -----------   ---------     -----
Earnings per share - diluted                 $12,984,000   8,350,926     $1.55
                                             ===========   =========     =====

2004
Earnings per share - basic                   $14,863,000   8,267,321     $1.80
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     188,514
   Hypothetical share repurchase at $25.39                  (139,988)
                                             -----------   ---------     -----
Earnings per share - diluted                 $14,863,000   8,315,847     $1.79
                                             ===========   =========     =====

2003
Earnings per share - basic                   $16,257,000   8,252,358     $1.97
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     195,624
   Hypothetical share repurchase at $24.27                  (146,909)
                                             -----------   ---------     -----
Earnings per share - diluted                 $16,257,000   8,301,073     $1.96
                                             ===========   =========     =====

4. ACQUISITION

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

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(IN THOUSANDS)
Assets received:
   Cash and cash equivalents                    $ 7,136
   Available for sale securities                  9,439
   Loans                                         23,542
   Premises and equipment                         1,469
   Foreclosed assets                                 46
   Intangible asset - core deposit intangible       547
   Intangible asset - goodwill                    2,944
   Other assets                                     446
                                                -------
      Total assets received                      45,569
                                                -------
Liabilities assumed:
   Deposits                                      38,008
   Other liabilities                                627
                                                -------
      Total liabilities assumed
                                                 38,635
                                                -------
Net assets acquired                             $ 6,934
                                                =======

The core deposit intangible is being amortized over the weighted-average useful life of 3.7 years, with no estimated residual value. None of the goodwill arising from the acquisition is deductible for income tax purposes.

The pro forma effect of Canisteo Valley Corporation's (including First State Bank's) revenues and operating results on the Corporation's financial statements for 2005 and 2004 would not be significant.

5. SALE OF CREDIT CARD LOANS

On November 30, 2005, the Corporation sold substantially all of its credit card portfolio, with a total book value of $8.3 million, to a third party and recognized a gain of $1.9 million. As part of the sale, the Corporation agreed to continue to provide servicing for these credit cards through May 2006. The Corporation recorded a $280,000 liability for the estimated direct costs of providing these services net of a servicing fee to be received from the buyer. The $1.9 million gain is net of the $280,000 liability. The liability was reduced by $44,000 during December 2005 with offsetting reductions to salaries and wages expense of $21,000 and other expenses of $23,000. The liability, which is included in accrued interest and other liabilities, was $236,000 at December 31, 2005.

6. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2005 ranged from $1,775,000 to $6,616,000. For 2004, theses balances ranged from $2,984,000 to $4,541,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Bank were $2,600,000 in 2005 and $2,500,000 in 2004. Total balances restricted amounted to $6,616,000 at December 31, 2005 and $6,248,000 at December 31, 2004.

Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

7. SECURITIES

Amortized cost and fair value of securities at December 31, 2005 and 2004 are summarized as follows:

                                                                  DECEMBER 31, 2005
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                   AMORTIZED    HOLDING      HOLDING       FAIR
                                                      COST        GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   --------
(IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $    501     $    --     $    (1)    $    500
Obligations of other U.S. Government agencies         43,999          43        (703)      43,339
Obligations of states and political subdivisions     116,241       2,598      (1,130)     117,709
Other securities                                      94,849       1,428      (1,120)      95,157
Mortgage-backed securities                           140,562         165      (3,400)     137,327
                                                    --------     -------     -------     --------
Total debt securities                                396,152       4,234      (6,354)     394,032
Marketable equity securities                          24,033       9,494        (261)      33,266
                                                    --------     -------     -------     --------
Total                                               $420,185     $13,728     $(6,615)    $427,298
                                                    ========     =======     =======     ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $    313     $    11     $    --     $    324
Obligations of other U.S. Government agencies             98           8          --          106
Mortgage-backed securities                                11          --          --           11
                                                    --------     -------     -------     --------
Total                                               $    422     $    19     $    --     $    441
                                                    ========     =======     =======     ========

                                                                  DECEMBER 31, 2004
                                                   ----------------------------------------------
                                                                 GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                   AMORTIZED    HOLDING      HOLDING       FAIR
                                                      COST        GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   --------
(IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $     --     $    --     $    --     $     --
Obligations of other U.S. Government agencies         37,009          67        (764)      36,312
Obligations of states and political subdivisions     125,809       4,147        (586)     129,370
Other securities                                     100,871       2,675        (439)     103,107
Mortgage-backed securities                           169,046       1,002      (2,015)     168,033
                                                    --------     -------     -------     --------
Total debt securities                                432,735       7,891      (3,804)     436,822
Marketable equity securities                          26,388      12,874        (999)      38,263
                                                    --------     -------     -------     --------
Total                                               $459,123     $20,765     $(4,803)    $475,085
                                                    ========     =======     =======     ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $    316     $    23     $    --     $    339
Obligations of other U.S. Government agencies             98          14          --          112
Mortgage-backed securities                                19           1          --           20
                                                    --------     -------     -------     --------
Total                                               $    433     $    38     $    --     $    471
                                                    ========     =======     =======     ========

The following table presents gross unrealized losses and fair value of investments with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

                                                    LESS THAN 12 MONTHS      12 MONTHS OR MORE            TOTAL
                                                   ---------------------   --------------------   ---------------------
                                                     FAIR     UNREALIZED     FAIR    UNREALIZED     FAIR     UNREALIZED
DECEMBER 31, 2005                                    VALUE      LOSSES      VALUE      LOSSES       VALUE      LOSSES
-----------------                                  --------   ----------   -------   ----------   --------   ----------
(IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $    501    $    (1)    $    --    $    --     $    501    $    (1)
Obligations of other U.S. Government agencies        35,752       (598)      4,895       (105)      40,647       (703)
Obligations of states and political subdivisions     37,213       (625)      6,737       (505)      43,950     (1,130)
Other securities                                     42,480       (328)     24,997       (792)      67,477     (1,120)
Mortgage-backed securities                           66,147     (1,219)     60,899     (2,181)     127,046     (3,400)
                                                   --------    -------     -------    -------     --------    -------
Total debt securities                               182,093     (2,771)     97,528     (3,583)     279,621     (6,354)
Marketable equity securities                          3,598       (112)      1,132       (149)       4,730       (261)
                                                   --------    -------     -------    -------     --------    -------
Total temporarily impaired available-for-sale
   Securities                                      $185,691    $(2,883)    $98,660    $(3,732)    $284,351    $(6,615)
                                                   ========    =======     =======    =======     ========    =======

                                                    LESS THAN 12 MONTHS      12 MONTHS OR MORE            TOTAL
                                                   ---------------------   --------------------   ---------------------
                                                     FAIR     UNREALIZED     FAIR    UNREALIZED     FAIR     UNREALIZED
DECEMBER 31, 2004                                    VALUE      LOSSES      VALUE      LOSSES       VALUE      LOSSES
-----------------                                  --------   ----------   -------   ----------   --------   ----------
(IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $     --    $    --     $    --    $    --     $     --    $    --
Obligations of other U.S. Government agencies        19,675       (325)      9,550       (439)      29,225       (764)
Obligations of states and political subdivisions     15,497       (260)     12,265       (326)      27,762       (586)
Other securities                                     41,837       (316)      4,975       (123)      46,812       (439)
Mortgage-backed securities                           94,435     (1,440)     25,646       (575)     120,081     (2,015)
                                                   --------    -------     -------    -------     --------    -------
Total debt securities                               171,444     (2,341)     52,436     (1,463)     223,880     (3,804)
Marketable equity securities                          1,366        (52)      4,958       (947)       6,324       (999)
                                                   --------    -------     -------    -------     --------    -------
Total temporarily impaired available-for-sale
   securities                                      $172,810    $(2,393)    $57,394    $(2,410)    $230,204    $(4,803)
                                                   ========    =======     =======    =======     ========    =======

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government-sponsored agencies or state and political subdivisions, management believes the Corporation's debt securities at December 31, 2005 were not other-than-temporarily impaired.

The amortized cost and fair value of investment debt securities at December 31, 2005 follow. Maturities of debt securities (including mortgage-backed securities) are presented based on contractual maturities. Expected maturities differ from contractual maturities because monthly principal payments are received from mortgage-backed securities, and because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                           DECEMBER 31, 2005
                                         --------------------
                                         AMORTIZED     FAIR
                                           COST       VALUE
                                         ---------   --------
(IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less                   $  3,236   $  3,226
Due after one year through five years        5,291      4,980
Due after five years through ten years      33,500     33,514
Due after ten years                        354,125    352,312
                                          --------   --------
Total                                     $396,152   $394,032
                                          ========   ========
HELD-TO-MATURITY SECURITIES:
Due in one year or less                   $     --   $     --
Due after one year through five years          417        436
Due after five years through ten years          --         --
Due after ten years                              5          5
                                          --------   --------
Total                                     $    422   $    441
                                          ========   ========

The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 2005:

                                                  WITHIN          ONE -          FIVE -           AFTER
                                                    ONE           FIVE            TEN              TEN
                                                   YEAR   YIELD   YEARS  YIELD   YEARS   YIELD    YEARS   YIELD    TOTAL   YIELD
                                                  ------  -----  ------  -----  -------  -----  --------  -----  --------  -----
(IN THOUSANDS, EXCEPT FOR PERCENTAGES)
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Treasury                $  501  4.34%  $   --    --   $    --    --   $     --    --   $    501  4.34%
Obligations of other U.S. Government agencies        999  4.64%   1,500  4.85%   20,500  5.18%    21,000  5.12%    43,999  5.13%
Obligations of states and political subdivisions   1,736  3.99%   2,876  3.75%    1,690  4.67%   109,939  4.58%   116,241  4.55%
Other securities                                      --    --      915  4.80%    6,343  6.86%    87,591  5.60%    94,849  5.68%
Mortgage-backed securities                            --    --       --    --     4,967  5.08%   135,595  4.51%   140,562  4.53%
                                                  ------  ----   ------  ----   -------  ----   --------  ----   --------  ----
Total                                             $3,236  4.24%  $5,291  4.24%  $33,500  5.46%  $354,125  4.53%  $396,152  4.88%
                                                  ======  ====   ======  ====   =======  ====   ========  ====   ========  ====
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                  $   --    --   $  313  5.30%  $    --    --   $     --    --   $    313  5.30%
Obligations of other U.S. Government agencies         --    --       98  7.16%       --    --         --    --         98  7.16%
Mortgage-backed securities                            --    --        6  6.22%       --    --          5  6.35%        11  6.28%
                                                  ------  ----   ------  ----   -------  ----   --------  ----   --------  ----
Total                                             $   --    --   $  417  5.75%  $    --    --   $      5  6.35%  $    422  5.76%
                                                  ======  ====   ======  ====   =======  ====   ========  ====   ========  ====

Investment securities carried at $129,692,000 at December 31, 2005 and $89,158,000 at December 31, 2004, were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. Also, see Note 12 for information concerning securities pledged to secure borrowing arrangements.

Gross realized gains and losses from the sales of available-for-sale securities, and the income tax provision related to net realized gains, for 2005, 2004 and 2003 were as follows:

                                                       2005      2004     2003
                                                     -------   -------   ------
(IN THOUSANDS)
Gross realized gains                                 $ 4,683   $ 3,880   $4,860
Gross realized losses                                 (2,881)   (1,003)     (61)
                                                     -------   -------   ------
Net realized gains                                   $ 1,802   $ 2,877   $4,799
                                                     =======   =======   ======
Income tax provision related to net realized gains   $   613   $   978   $1,632
                                                     =======   =======   ======

8. LOANS

Major categories of loans and leases included in the loan portfolio are as follows:

                                     DECEMBER 31,    % OF    DECEMBER 31,    % OF
                                         2005        TOTAL       2004        TOTAL
                                     ------------   ------   ------------   ------
(IN THOUSANDS)
Real estate - construction             $  5,552       0.85%    $  4,178       0.72%
Real estate - residential mortgage      361,857      55.39%     347,705      59.98%
Real estate - commercial mortgage       153,661      23.52%     128,073      22.10%
Consumer                                 31,559       4.83%      31,702       5.47%
Agricultural                              2,340       0.36%       2,872       0.50%
Commercial                               69,396      10.62%      43,566       7.52%
Other                                     1,871       0.29%       1,804       0.31%
Political subdivisions                   27,063       4.14%      19,713       3.40%
                                       --------     ------     --------     ------
Total                                   653,299     100.00%     579,613     100.00%
Less: allowance for loan losses          (8,361)                 (6,787)
                                       --------                --------
Loans, net                             $644,938                $572,826
                                       ========                ========

Net unamortized loan fees of $1,508,000 at December 31, 2005 and $1,704,000 at December 31, 2004 have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2005.

The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan and Lycoming, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent on the local economic conditions within the region.

Transactions in the allowance for loan losses were as follows:

                                         2005     2004     2003
                                        ------   ------   ------
(IN THOUSANDS)
Balance at beginning of year            $6,787   $6,097   $5,789
Allowance for loan losses recorded in
   acquisition                             377       --       --
Provision charged to operations          2,026    1,400    1,100
Loans charged off                         (984)    (786)    (968)
Recoveries                                 155       76      176
                                        ------   ------   ------
Balance at end of year                  $8,361   $6,787   $6,097
                                        ======   ======   ======

Information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2005 and 2004 is as follows:

                                                 2005     2004     2003
                                                ------   ------   ------
(IN THOUSANDS)
Impaired loans without a valuation allowance    $  910   $3,552   $  114
Impaired loans with a valuation allowance        7,306    4,709    4,507
                                                ------   ------   ------
Total impaired loans                            $8,216   $8,261   $4,621
                                                ======   ======   ======
Valuation allowance related to impaired loans   $2,374   $1,378   $1,542
Total nonaccrual loans                          $6,365   $7,796   $1,145
Total loans past due 90 days or more and
   still accruing                               $1,369   $1,307   $2,546

The following is a summary of information related to impaired loans for 2005, 2004 and 2003:

                                                2005     2004     2003
                                               ------   ------   ------
(IN THOUSANDS)
Average investment in impaired loans           $8,282   $7,458   $3,425
                                               ======   ======   ======
Interest income recognized on impaired loans   $  291   $  352   $  313
                                               ======   ======   ======
Interest income recognized on a cash basis
   on impaired loans                           $  291   $  352   $  313
                                               ======   ======   ======

No additional funds are committed to be advanced in connection with impaired loans.

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

                                     DECEMBER 31,
                                 -------------------
                                   2005       2004
                                 --------   --------
(IN THOUSANDS)
Land                             $  2,118   $  1,449
Buildings and improvements         19,296     15,734
Furniture and equipment            15,725     13,539
Construction in progress            4,237        874
                                 --------   --------
Total                              41,376     31,596
Less: accumulated depreciation    (18,771)   (14,871)
                                 --------   --------
Net                              $ 22,605   $ 16,725
                                 ========   ========

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

                                   2005     2004     2003
                                  ------   ------   ------
(IN THOUSANDS)
Occupancy expense                 $  700   $  572   $  479
Furniture and equipment expense    1,601    1,015      732
                                  ------   ------   ------
Total                             $2,301   $1,587   $1,211
                                  ======   ======   ======

10. INTANGIBLE ASSETS

Information related to the core deposit intangible asset as of December 31, 2005 was as follows:

(IN THOUSANDS)
Gross amount                     $547
Less: accumulated amortization    (83)
                                 ----
Net                              $464
                                 ====

Amortization expense for 2005 was $83,000. Estimated amortization expense for each of the ensuing five years is as follows:

(IN THOUSANDS)
2006             $128
2007               85
2008               64
2009               48
2010               36

Changes in the carrying amount of goodwill in 2005 are summarized in the following table:

(IN THOUSANDS)
Balance, beginning of year                         $   --
Goodwill arising in business combination (see
   Note 4)                                          2,944
Reduction in valuation allowance on deferred tax
   asset related to net operating loss                (25)
                                                   ------
Balance, end of year                               $2,919
                                                   ======

11. DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows:

(IN THOUSANDS)
2006             $194,779
2007               98,149
2008               20,580
2009               13,958
2010               10,626
THEREAFTER             36
                 --------
                 $338,128
                 ========

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2005, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(IN THOUSANDS)
Three months or less              $37,575
Over 3 months through 12 months    30,203
Over 1year through 3 years         23,055
Over 3 years                        5,374
                                  -------
Total                             $96,207
                                  =======

Interest expense from deposits of $100,000 or more amounted to $2,975,000 in 2005, $2,214,000 in 2004 and $2,693,000 in 2003.

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

                                                       AT DECEMBER 31,
                                                      -----------------
                                                        2005      2004
                                                      -------   -------
(IN THOUSANDS)
Federal Home Loan Bank of Pittsburgh borrowings (a)   $ 7,000   $ 8,000
Customer repurchase agreements (b)                     27,734    21,178
Other repurchase agreements (c)                            --     5,000
                                                      -------   -------
   Total short-term borrowings                        $34,734   $34,178
                                                      =======   =======

The weighted average interest rate on total short-term borrowings outstanding was 2.80% at December 31, 2005 and 1.37% at December 31, 2004. The maximum amount of total short-term borrowings outstanding at any month-end was $60,037,000 in 2005 and $55,278,000 in 2004.

(a) Short-term FHLB - Pittsburgh loans are as follows:

                                                   AT DECEMBER 31,
                                                   ---------------
                                                    2005     2004
                                                   ------   ------
(IN THOUSANDS)
Fixed Rate 3.76% maturing April 26, 2006           $7,000   $   --
Fixed Rate 1.47% maturing February 23, 2005                  3,000
Fixed Rate 2.67% maturing March 17, 2005                     5,000
                                                   ------   ------
   Total short-term FHLB - Pittsburgh borrowings   $7,000   $8,000
                                                   ======   ======

Collateral for FHLB - Pittsburgh loans is described under the "Long-term Borrowings" section of this note.

(b) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $34,521,000 at December 31, 2005 and $26,336,000 at December 31, 2004.

(c) Other repurchase agreements included in short-term borrowings are as follows:

                                          AT DECEMBER 31,
                                          ---------------
                                           2005    2004
                                          ------  ------
(IN THOUSANDS)
Fixed Rate 1.45% matures April 26, 2005     $--   $5,000
                                            ---   ------
   Total other repurchase agreements        $--   $5,000
                                            ===   ======

The terms and collateral related to repurchase agreements are described under the "Long-term Borrowings" section of this note.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

                                     AT DECEMBER 31,
                                   -------------------
                                     2005       2004
                                   --------   --------
(IN THOUSANDS)
FHLB - Pittsburgh borrowings (d)   $185,485   $208,441
Repurchase agreements (e)            46,720     62,386
                                   --------   --------
   Total long-term borrowings      $232,205   $270,827
                                   ========   ========

(d) Long-term borrowings from FHLB - Pittsburgh are as follows:

                                                                  AT DECEMBER 31,
                                                                -------------------
                                                                  2005       2004
                                                                --------   --------
(IN THOUSANDS)
Loans maturing in 2006 with rates ranging from 2.07% to 4.83%   $ 57,700   $ 50,700
Loans maturing in 2007 with rates ranging from 2.33% to 4.58%     79,067     74,067
Loans maturing in 2008 with rates ranging from 2.97% to 4.33%     23,500     19,500
Loans maturing in 2009 with rates ranging from 3.60% to 3.62%      5,432      6,384
Loan maturing in 2011 with a rate of 4.98%                         5,000      5,000
Loan maturing in 2012 with a rate of 4.54%                        10,000     10,000
Loan maturing in 2016 with a rate of 6.86%                           428        453
Loan maturing in 2017 with a rate of 6.83%                            55         58
Loan maturing in 2020 with rates ranging from 4.67% to 4.79%       2,850      2,279
Loan maturing in 2025 with a rate of 4.91%                         1,453
                                                                --------   --------
   Total long-term FHLB - Pittsburgh borrowings                 $185,485   $168,441
                                                                ========   ========

The FHLB - Pittsburgh loan facilities are collateralized by qualifying securities and mortgage loans with a book value totaling $299,353,000 at December 31, 2005. Also, the FHLB - Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB - Pittsburgh stock. The carrying values of the Corporation's holdings of FHLB - Pittsburgh stock were $10,128,000 at December 31, 2005 and $12,360,000 at December 31, 2004.

(e) Repurchase agreements included in long-term borrowings are as follows:

                                                                      AT DECEMBER 31,
                                                                     -----------------
                                                                       2005      2004
                                                                     -------   -------
(IN THOUSANDS)
Agreements maturing in 2005 with rates ranging from 2.01% to 4.63%   $    --   $15,666
Agreements maturing in 2006 with rates ranging from 2.02% to 4.63%    20,220    20,220
Agreements maturing in 2007 with rates ranging from 2.53% to 3.23%    14,500    14,500
Agreements maturing in 2008 with rates ranging from 3.00% to 3.60%    12,000    12,000
                                                                     -------   -------
   Total long-term repurchase agreements                             $46,720   $62,386
                                                                     =======   =======

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $54,966,000 at December 31, 2005 and $70,528,000 at December 31, 2004. Average daily repurchase agreement borrowings amounted to $51,022,000 in 2005, $58,663,000 in 2004 and $40,333,000 in 2003. During 2005,
2004 and 2003, the maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $67,386,000, $67,386,000 and $50,153,000.
The weighted average interest rate on repurchase agreements was 2.92% in 2005, 3.20% in 2004 and 3.68% in 2003.

13. DERIVATIVE FINANCIAL INSTRUMENTS

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

Amounts recorded related to IPCDs are as follows (in thousands):

                                                    AT DECEMBER 31,
                                                    ---------------
                                                     2005     2004
                                                    ------   ------
Contractual amount of IPCDs (equal
   to notional amount of Swap contracts)            $3,952   $4,045
Carrying value of IPCDs                              3,733    3,695
Carrying value of embedded derivative liabilities      558      297
Carrying value of Swap contract liabilities           (346)      42

                   FOR THE YEARS ENDED DECEMBER 31,
                   --------------------------------
                          2005   2004   2003
                          ----   ----   ----
Interest expense          $156   $143   $112
Other expense               13      9     10

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2005 and 2004. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation's financial instruments are as follows:

                                        DECEMBER 31, 2005     DECEMBER 31, 2004
                                       -------------------   -------------------
                                       CARRYING     FAIR     CARRYING     FAIR
                                        AMOUNT      VALUE     AMOUNT      VALUE
                                       --------   --------   --------   --------
(IN THOUSANDS)
Financial assets:
   Cash and cash equivalents           $ 26,446   $ 26,446   $ 18,953   $ 18,953
   Available-for-sale securities        427,298    427,298    475,085    475,085
   Held-to-maturity securities              422        441        433        471
   Restricted equity securities          10,128     10,128     12,360     12,360
   Loans, net                           644,938    637,093    572,826    578,720
   Accrued interest receivable            5,500      5,500      5,094      5,094
   Equity option Swap contracts -
      IPCDs                                 346        346         --         --

Financial liabilities:
   Deposits                             757,065    757,566    676,545    677,182
   Short-term borrowings                 34,734     33,930     34,178     34,133
   Long-term borrowings                 232,205    227,993    270,827    270,015
   Accrued interest payable               1,128      1,128      1,639      1,639
   Embedded derivative liabilities -
      IPCDs                                 558        558        297        297
   Equity option Swap contracts -
      IPCDs                                  --         --         42         42

15. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

Also, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2005 and 2004, and will not affect the Corporation's future expenses.

The Corporation uses a December 31 measurement date for its plans.

The following tables show the funded status and amounts recognized in the consolidated balance sheet from these defined benefit plans:

                                               PENSION         POSTRETIREMENT
                                               BENEFITS           BENEFITS
                                          -----------------   ---------------
                                            2005      2004     2005     2004
                                          -------   -------   ------   ------
(IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year   $11,195   $10,086   $1,129   $1,029
Service cost                                  475       474       43       43
Interest cost                                 618       620       63       63
Plan participants' contributions               --        --      190      164
Actuarial loss (gain)                        (139)      478       18       46
Benefits paid                                (481)     (463)    (241)    (216)
                                          -------   -------   ------   ------
Benefit obligation at end of year         $11,668   $11,195   $1,202   $1,129
                                          =======   =======   ======   ======

                                               2005      2004      2005      2004
                                             -------   -------   -------   -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
   beginning of year                         $ 9,313   $ 8,654   $    --   $    --
Actual return on plan assets                     745       794        --        --
Employer contribution                            178       328        51        52
Plan participants' contributions                  --        --       190       164
Benefits paid                                   (481)     (463)     (241)     (216)
                                             -------   -------   -------   -------
Fair value of plan assets at end of year     $ 9,755   $ 9,313   $    --   $    --
                                             =======   =======   =======   =======
Funded status                                $(1,913)  $(1,882)  $(1,202)  $(1,129)
Unrecognized net actuarial loss (gain)         2,235     2,364       121       105
Unrecognized transition (asset) obligation      (114)     (137)      256       292
                                             -------   -------   -------   -------
Prepaid (accrued) benefit cost               $   208   $   345   $  (825)  $  (732)
                                             =======   =======   =======   =======

The accumulated benefit obligation for the defined benefit pension plan was $9,442,000 at December 31, 2005 and $8,380,000 at December 31, 2004.

The components of net periodic benefit costs from these defined benefit plans are as follows:

                                                   PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                ---------------------   -----------------------
                                                 2005    2004    2003      2005   2004   2003
                                                -----   -----   -----      ----   ----   ----
(IN THOUSANDS)
Service  cost                                   $ 475   $ 474   $ 394      $ 43   $ 43   $ 32
Interest cost                                     618     620     590        63     63     60
Expected return on plan assets                   (793)   (748)   (615)       --     --     --
Amortization of transition (asset) obligation     (23)    (23)    (22)       36     36     37
Recognized net actuarial loss (gain)               38      65      86         2      2      1
                                                -----   -----   -----      ----   ----   ----
Net periodic benefit cost                       $ 315   $ 388   $ 433      $144   $144   $130
                                                =====   =====   =====      ====   ====   ====

The weighted-average assumptions used to determine benefit obligations as of December 31, 2005 and 2004 are as follows:

                                   PENSION     POSTRETIREMENT
                                   BENEFITS       BENEFITS
                                 -----------   --------------
Discount rate                    5.50%  6.00%   5.50%  6.00%
Expected return on plan assets   8.50%  8.50%    N/A    N/A
Rate of compensation increase    4.00%  4.50%    N/A    N/A

The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected future assets in the plan. Management believes the assumed 8.50% return on plan assets, which was used for net periodic benefit cost calculations in 2003, 2004 and 2005, is reasonable. Management has calculated the average annual return on pension plan assets over the period 1991-2005 to be 9.26%, with annual returns ranging from a low of -7.23% to a high of +19.87% over that period.

The Corporation's pension plan weighted-average asset allocations at December 31, 2005 and 2004 are as follows:

                            2005   2004
                            ----   ----
Cash and cash equivalents     4%     5%
Debt securities              33%    34%
Equity securities            63%    61%
                            ---    ---
Total                       100%   100%
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

The Corporation expects to contribute $380,000 to the defined benefit pension plan, and $62,000 to the postretirement benefit plan, in 2005.

Estimated future benefit payments (including, for the postretirement plan, only the estimated employer contributions), which reflect expected future service, are as follows:

                  PENSION   POSTRETIREMENT
                 BENEFITS      BENEFITS
                 --------   --------------
(IN THOUSANDS)
     2006         $  430         $ 62
     2007            437           62
     2008            443           67
     2009            485           69
     2010            508           73
2011-2015          3,130          424

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare Part D. The Corporation has been informed that the Medicare program has determined that benefits provided under the Corporation's postretirement plan for the plan year ending June 30, 2006 are considered to be actuarially equivalent to benefits available under Medicare Part D. However, it is uncertain whether plan benefits will be considered actuarially equivalent after June 30, 2006, and therefore, the calculation of the benefit obligation at December 31, 2005 has not been reduced for any future reimbursements from the Medicare program.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation's matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation's total basic and matching contributions were $834,000 in 2005, $727,000 in 2004 and $728,000 in 2003.

The profit sharing/401(k) Plan includes an Employee Stock Ownership Plan (ESOP). A portion of the Corporation's basic contributions to the Plan are made to the ESOP, and the Plan uses these funds to purchase Corporation stock for the accounts of Plan participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the Plan. The Plan includes a diversification feature which permits Plan participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the Plan over a period of 6 years. As of December 31, 2005 and 2004, there were no shares allocated for repurchase by the Plan.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 257,873 shares of Corporation stock at December 31, 2005 and 275,064 shares at December 31, 2004, all of which had been allocated to Plan participants. The Corporation's contributions to the ESOP portion of the Plan (included in total contributions reported above) totaled $433,000 in 2005, $385,000 in 2004 and $377,000 in 2003.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers' supplemental deferred compensation were $32,000 in 2005, $4,000 in 2004 and $45,000 in 2003.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 400,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options ("Incentive Stock Options," as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000, 2002, 2003, 2004 and 2005, there were awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000, 2002, 2003, 2004 and 2005 have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years.

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

                               2005      2004      2003
                             -------   -------   -------
(NET INCOME IN THOUSANDS)
Net income
   As reported               $12,984   $14,863   $16,257
   Pro forma                 $12,915   $14,773   $16,133
Earnings per share-basic
   As reported               $  1.57   $  1.80   $  1.97
   Pro forma                 $  1.56   $  1.79   $  1.95
Earnings per share-diluted
   As reported               $  1.55   $  1.79   $  1.96
   Pro forma                 $  1.55   $  1.78   $  1.94

For purposes of the calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                            2005      2004      2003
                          -------   -------   -------
Volatility                     15%       15%       15%
Expected option lives     6 Years   6 Years   6 Years
Risk-free interest rate      3.93%     3.87%     3.55%
Dividend yield               4.73%     4.46%     4.30%

A summary of the status of the Corporation's stock option plans is presented below:

                                         2005                 2004                 2003
                                  ------------------   ------------------   ------------------
                                            WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                            EXERCISE             EXERCISE             EXERCISE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                  -------   --------   -------   --------   -------   --------
Outstanding, beginning of year    212,463    $20.03    213,058    $18.81    180,722    $18.11
Granted                            37,176    $27.00     33,249    $26.59     46,411    $20.73
Exercised                         (38,814)   $18.72    (29,795)   $18.32    (12,066)   $16.28
Forfeited                          (6,832)   $21.85     (4,049)   $21.80     (2,009)   $16.19
                                  -------    ------    -------    ------    -------    ------
Outstanding, end of year          203,993    $21.51    212,463    $20.03    213,058    $18.11
                                  =======    ======    =======    ======    =======    ======
Options exercisable at year-end   203,993    $21.51    212,463    $20.03    207,898    $18.82
Fair value of options granted                $ 2.45               $ 2.57               $ 2.11

The following table summarizes information about stock options outstanding as of December 31, 2005:

                  OUTSTANDING                     EXERCISABLE
                       AT          REMAINING           AT
                  DECEMBER 31,    CONTRACTUAL    DECEMBER 31,
EXERCISE PRICES       2005       LIFE IN YEARS        2005
---------------   ------------   -------------   -------------
$17.00                 2,550            1             2,550
$18.03-$22.17         12,540            2            12,540
$24.25-$24.33         18,225            3            18,225
$18.00-$22.08         21,150            4            21,150
$13.50-$16.67         14,310            5            14,310
$17.00                37,909            6            37,909
$20.73                35,329            7            35,329
$26.59                27,289            8            27,289
$27.00                34,691            9            34,691
                     -------                        -------
                     203,993                        203,993
                     =======                        =======

The following table summarizes restricted stock awards in 2005, 2004 and 2003:

                                           2005      2004      2003
                                         -------   -------   -------
Number of shares awarded                   4,128     3,714     5,166
Market price of stock at date of grant   $ 27.00   $ 26.59   $ 20.73

Compensation expense related to restricted stock was $93,000 in 2005, $85,000 in 2004 and $102,000 in 2003.

16. INCOME TAXES

The following temporary differences gave rise to the net deferred tax liability at December 31, 2005 and 2004:

                                               2005      2004
                                               ----      ----
(IN THOUSANDS)
Deferred tax liabilities:
   Unrealized holding gains on securities    $ 2,411   $ 5,427
   Bank premises and equipment                 1,445     1,151
   Core deposit intangible                       193        --
   Realized gains on securities                  136        75
   Prepaid pension                                72       120
   Other deferred tax liabilities                 75        24
                                             -------   -------
Total                                          4,332     6,797
                                             -------   -------
Deferred tax assets:
   Allowance for loan losses                  (2,896)   (2,375)
   Credit for alternative minimum tax paid      (352)     (300)
   Postretirement and sick benefits             (308)     (276)
   Supplemental executive retirement plan       (185)     (178)
   Net operating loss carryforward              (138)       --
   Valuation allowance on net operating
      loss carryforward                          138        --
   Investments in limited partnerships          (131)     (125)
   Fair value discount on purchased loans        (95)       --
   Loan fees and costs                           (80)      (60)
   Other deferred tax assets                    (151)      (48)
                                             -------   -------
Total                                         (4,198)   (3,362)
                                             -------   -------
Deferred tax liability, net                  $   134   $ 3,435
                                             =======   =======

                      2005      2004      2003
                      ----      ----      ----
Currently payable   $ 3,433   $ 2,755   $ 3,634
Deferred               (640)       96       (25)
                    -------   -------   -------
Total provision     $ 2,793   $ 2,851   $ 3,609
                    =======   =======   =======

                                            2005               2004               2003
                                      ----------------   ----------------   ----------------
                                       AMOUNT      %      AMOUNT      %      AMOUNT      %
                                      -------   ------   -------   ------   -------   ------
Expected provision                    $ 5,522    35.00%  $ 6,200    35.00%  $ 6,953    35.00%
Tax-exempt interest income             (2,301)  (14.58)   (2,790)  (15.75)   (2,766)  (13.92)
Nondeductible interest expense            223     1.41       238     1.34       242     1.22
Dividends received deduction             (254)   (1.61)     (347)   (1.96)     (284)   (1.43)
Increase in cash surrender value of
   life insurance                        (196)   (1.24)     (214)   (1.21)     (250)   (1.26)
Surtax exemption                          (83)   (0.53)      (84)   (0.47)     (185)   (0.93)
Other, net                               (118)   (0.75)     (152)   (0.86)     (101)   (0.51)
                                      -------    -----   -------    -----   -------    -----
Effective income tax provision        $ 2,793    17.70%  $ 2,851    16.09%  $ 3,609    18.17%
                                      =======    =====   =======    =====   =======    =====

The Corporation has available at December 31, 2005, an unused operating loss carryforward of approximately $348,000 that was assumed in the acquisition of Canisteo Valley Corporation. This operating loss carryforward may be applied against future taxable income through its expiration in 2024; however, the amount that may be utilized in any year is limited to the amount of taxable income generated by Canisteo Valley Corporation. If in the future the deferred tax asset related to the operating loss is realized, all of the associated valuation allowance will be allocated to reduce goodwill.

17. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

                                          BEGINNING     NEW                  OTHER    ENDING
                                           BALANCE     LOANS   REPAYMENTS   CHANGES   BALANCE
                                          ---------   ------   ----------   -------   -------
(IN THOUSANDS)
13 directors, 5 executive officers 2005     $7,695    $3,220    $(2,513)     $  833    $9,235
13 directors, 5 executive officers 2004      7,193     1,501     (2,054)      1,055     7,695
13 directors, 5 executive officers 2003      6,623       612       (956)        914     7,193

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

Deposits from related parties held by the Corporation amounted to $2,900,000 at December 31, 2005 and $1,887,000 at December 31, 2004.

18. OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amounts represent credit risk at December 31, 2005 and 2004 are as follows:

                                 2005       2004
                               --------   --------
(IN THOUSANDS)
Commitments to extend credit   $123,463   $226,121
Standby letters of credit        19,582     17,049

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

Financial standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the financial standby letters of credit are collateralized by real estate or other assets, while others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to financial standby letters of credit is not estimable. The Corporation has recorded no liability associated with financial standby letters of credit as of December 31, 2005 and 2004.

Financial standby letters of credit as of December 31, 2005 expire as follows:

Year of Expiration    Amount
------------------    ------
(IN THOUSANDS)
2006                 $17,701
2007                   1,403
2008                     424
2009                      35
2010                      19
                     -------
Total                $19,582
                     =======

19. OPERATING LEASES AND OTHER PURCHASE COMMITMENTS

The Corporation leases facilities and office equipment under operating leases expiring through 2009. Rental expense under operating leases totaled approximately $213,000 in 2005 and $89,000in 2004. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2005 are as follows:

(IN THOUSANDS)
   2006          $171
   2007            73
   2008            28
   2009            13
   2010
THEREAFTER

The facility leases contain renewal options for an additional 5-15 years at rental amounts established in the leases.

In 2004, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual maintenance fees associated with the software. Maintenance expense amounted to $360,000 in 2005 and $60,000 in 2004, and maintenance fees payable will be approximately $360,000 per year through 2008 and $300,000 in 2009. Through October 2009, the Corporation would also be required to pay additional software license fees, based on the Bank's asset size, determined based on the following schedule (additional licensing fees in thousands):

          ASSET SIZE            ADDITIONAL LICENSING FEE
          ----------            ------------------------
$1.75 BILLION TO $2 BILLION     $250
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

20. CONTINGENCIES

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted. In management's opinion, the Corporation's financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

21. REGULATORY MATTERS

The Corporation (on a consolidated basis) and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation's and the Banks' actual capital amounts and ratios are also presented in the following table. (DOLLARS IN THOUSANDS)

                                                                    MINIMUM TO BE WELL
                                                   MINIMUM          CAPITALIZED UNDER
                                                   CAPITAL          PROMPT CORRECTIVE
                                ACTUAL           REQUIREMENT        ACTION PROVISIONS
                          ----------------   -------------------   -------------------
                           AMOUNT    RATIO    AMOUNT     RATIO      AMOUNT     RATIO
                          --------   -----   -------   ---------   -------   ---------
DECEMBER 31, 2005:
Total capital to risk-
   weighted assets:
      Consolidated        $136,403   18.19%  $59,994   > or = 8%   n/a       N/a
      C&N Bank             106,300   15.00%   56,708   > or = 8%   $70,885   > or = 10%
      First State Bank       3,940   16.05%    1,964   > or = 8%     2,455   > or = 10%
Tier 1 capital to risk-
   weighted assets:
      Consolidated         123,887   16.52%   29,997   > or = 4%   n/a       N/a
      C&N Bank              96,128   13.56%   28,354   > or = 4%    42,531   > or = 6%
      First State Bank       3,632   14.80%      982   > or = 4%     1,473   > or = 6%
Tier 1 capital to
   average assets:
      Consolidated         123,887   10.62%   46,665   > or = 4%   n/a       N/a
      C&N Bank              96,128    8.72%   44,116   > or = 4%    55,145   > or = 5%
      First State Bank       3,632    8.78%    1,655   > or = 4%     2,068   > or = 5%
DECEMBER 31, 2004:
Total capital to risk-
   weighted assets:
      Consolidated        $133,181   18.89%  $56,399   > or = 8%   n/a       n/a
      C&N Bank             107,974   15.66%   55,172   > or = 8%   $68,965   > or = 10%
Tier 1 capital to risk-
   weighted assets:
      Consolidated         121,050   17.17%   28,200   > or = 4%   n/a       n/a
      C&N Bank              98,637   14.30%   27,586   > or = 4%    41,379   > or = 6%
Tier 1 capital to
   average assets:
      Consolidated         121,050   10.69%   45,276   > or = 4%   n/a       n/a
      C&N Bank              98,637    8.95%   44,103   > or = 4%    55,129   > or = 5%

Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year's net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation's dividends in 2006 may not exceed $12,992,000, plus consolidated net income for 2006. Additionally, banking regulators limit the amount of dividends that may be paid by the Banks to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $86,145,000 at December 31, 2005, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Banks unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Banks' tangible stockholder's equity (excluding accumulated other comprehensive income) or $9,976,000 at December 31, 2005.

22. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET

                                                    DECEMBER 31,
                                                -------------------
                                                  2005       2004
                                                --------   --------
(IN THOUSANDS)
ASSETS
Cash                                            $    729   $    725
Investment in subsidiaries:
   Citizens & Northern Bank                       98,007    104,989
   Citizens & Northern Investment Corporation     25,682     25,270
   Canisteo Valley Corporation                     6,958         --
   Bucktail Life Insurance Company                 2,485      2,373
Other assets                                          81         99
                                                --------   --------
TOTAL ASSETS                                    $133,942   $133,456
                                                ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable                               $  1,973   $  1,864
Other liabilities                                      1          7
Stockholders' equity                             131,968    131,585
                                                --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $133,942   $133,456
                                                ========   ========

CONDENSED INCOME STATEMENT

                                                  YEARS ENDED DECEMBER 31,
                                                ---------------------------
                                                  2005      2004      2003
                                                -------   -------   -------
(IN THOUSANDS)
Dividends from Citizens & Northern Bank         $13,805   $ 7,582   $ 6,870
Other dividend income and security gains              6         5        --
Expenses                                           (162)     (123)     (183)
                                                -------   -------   -------
Income before equity in undistributed income
   of subsidiaries                               13,649     7,464     6,687
Equity in undistributed income of subsidiaries     (665)    7,399     9,570
                                                -------   -------   -------
NET INCOME                                      $12,984   $14,863   $16,257
                                                =======   =======   =======

CONDENSED STATEMENT OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                    2005      2004      2003
                                                  -------   -------   -------
(IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $12,984   $14,863   $16,257
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Equity in undistributed net income of
         subsidiaries                                 665    (7,399)   (9,570)
      Amortization of restricted stock                 93        85       102
      Decrease (increase) in other assets              18       (45)       (9)
      (Decrease) increase in other liabilities         (6)       78        68
                                                  -------   -------   -------
      Net Cash Provided by Operating Activities    13,754     7,582     6,848
                                                  -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES,
   Investment in subsidiary                        (7,002)       --      (460)
                                                  -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of treasury stock               656       528       197
   Tax benefit from compensation plans                213        --        --
   Purchase of treasury stock                         (59)     (575)     (174)
   Dividends paid                                  (7,558)   (7,139)   (6,674)
                                                  -------   -------   -------
      Net Cash Used in Financing Activities        (6,748)   (7,186)   (6,651)
                                                  -------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          4       396      (263)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                            725       329       592
                                                  -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR            $   729   $   725   $   329
                                                  =======   =======   =======

23. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2005 and 2004:

                                                              2005 QUARTER ENDED
                                                  ------------------------------------------
                                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  --------   --------   ---------   --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                    $14,693    $14,908    $15,571     $15,936
Interest expense                                     5,957      6,155      6,426       7,149
                                                   -------    -------    -------     -------
Interest margin                                      8,736      8,753      9,145       8,787
Provision for loan losses                              375        375        375         901
                                                   -------    -------    -------     -------
Interest margin after provision for loan losses      8,361      8,378      8,770       7,886
Other income                                         1,703      1,889      2,149       1,895
Gain from sale of credit card loans                     --         --         --       1,906
Securities gains (losses)                            1,066        929        393        (586)
Other expenses                                       7,128      7,173      7,303       7,358
                                                   -------    -------    -------     -------
Income before income tax provision                   4,002      4,023      4,009       3,743
Income tax provision                                   707        725        722         639
                                                   -------    -------    -------     -------
Net income                                         $ 3,295    $ 3,298    $ 3,287     $ 3,104
                                                   -------    -------    -------     -------
Net income per share - basic                       $  0.40    $  0.40    $  0.40     $  0.37
                                                   =======    =======    =======     =======
Net income per share - diluted                     $  0.39    $  0.39    $  0.39     $  0.37
                                                   =======    =======    =======     =======

                                                              2005 QUARTER ENDED
                                                  ------------------------------------------
                                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  --------   --------   ---------   --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                    $14,015    $14,343    $14,573     $14,991
Interest expense                                     5,703      5,493      5,665       5,745
                                                   -------    -------    -------     -------
Interest margin                                      8,312      8,850      8,908       9,246
Provision for loan losses                              350        350        350         350
                                                   -------    -------    -------     -------
Interest margin after provision for loan losses      7,962      8,500      8,558       8,896
Other income                                         1,625      1,855      1,627       1,815
Securities gains (losses)                              964        321        459       1,133
Other expenses                                       6,228      6,289      6,738       6,746
                                                   -------    -------    -------     -------
Income before income tax provision                   4,323      4,387      3,906       5,098
Income tax provision                                   617        698        501       1,035
                                                   -------    -------    -------     -------
Net income                                         $ 3,706    $ 3,689    $ 3,405     $ 4,063
                                                   =======    =======    =======     =======
Net income per share - basic                       $  0.45    $  0.45    $  0.41     $  0.49
                                                   =======    =======    =======     =======
Net income per share - diluted                     $  0.44    $  0.44    $  0.41     $  0.49
                                                   =======    =======    =======     =======

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries (collectively, the "Corporation") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

                                        Parente Randolph, LLC /s/

Williamsport, Pennsylvania
February 24, 2006

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

The Corporation's management has assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2005. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2005, the Corporation's internal control over financial reporting was effective.

Parente Randolph, LLC, the independent registered public accounting firm that audited the Corporation's consolidated financial statements, has issued an audit report on management's assessment of internal control over financial reporting as of December 31, 2005. That report appears below.


FEBRUARY 8, 2006                        BY: CRAIG G. LITCHFIELD /S/
DATE                                        ------------------------------------
                                            CHAIRMAN, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER


FEBRUARY 8, 2006                        BY: MARK A. HUGHES /S/
DATE                                        ------------------------------------
                                            TREASURER AND
                                            CHIEF FINANCIAL OFFICER

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Citizens & Northern Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Citizens & Northern Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citizens & Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion.

                                        Parente Randolph, LLC /s/

Williamsport, Pennsylvania
February 24, 2006

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2005 that was not disclosed.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions "Proposal 1 - Election of Directors," "Corporation's and Bank's Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Director Committees, Attendance at Meetings and Compensation of Directors" and "Stockholder Proposals" of the Corporation's proxy statement dated March 21, 2006 for the annual meeting of stockholders to be held on April 18, 2006.

The Corporation's Board of Directors has adopted a Code of Ethics, available on the Corporation's web site at www.cnbankpa.com for the Corporation's employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation's employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions "Executive Compensation," "Stock Incentive plan," "Option Grants," "Aggregated Stock Options Exercised During 2005 and Year-end Option Values," "Pension Plan," "Savings Plan," "Incentive Award Plan" and "Change in Control Agreements" of the Corporation's proxy statement dated March 21, 2006 for the annual meeting of stockholders to be held on April 18, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption "Security Ownership of Management" of the Corporation's proxy statement dated March 21, 2006 for the annual meeting of stockholders to be held on April 18, 2006.

"Equity Compensation Plan Information" as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 17 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions" of the Corporation's proxy statement dated March 21, 2006 for the annual meeting of stockholders to be held on April 18, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation's independent auditors, Parente Randolph, LLC, the audit committee's pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption "Audit Committee" of the Corporation's proxy statement dated March 21, 2006 for the annual meeting of stockholders to be held on April 18, 2006.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

                                                                          Page
                                                                        --------
Report of Independent Registered Public Accounting Firm                      63
Financial Statements:
   Consolidated Balance Sheet - December 31, 2005 and 2004                   31
   Consolidated Statement of Income - Years Ended
      December 31, 2005, 2004 and 2003                                       32
   Consolidated Statement of Changes in Stockholders' Equity -
      Years Ended December 31, 2005, 2004 and 2003                           33
   Consolidated Statement of Cash Flows - Years Ended
      December 31, 2005, 2004 and 2003                                  34 - 35
   Notes to Consolidated Financial Statements                           36 - 62

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition,                 Not applicable
reorganization, arrangement,
liquidation or succession

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

4. Instruments defining the rights of   Not applicable
security holders, including
indentures

9. Voting trust agreement               Not applicable

10. Material contracts:

   10.1 Change in Control Agreement     Filed herewith
   dated July 21, 2005 between the
   Corporation and Harold F. Hoose,
   III

   10.2 Form of Stock Option and        Filed herewith
   Restricted Stock Agreements dated
   January 3, 2005 between the
   Corporation and certain officers
   pursuant to the Citizens &
   Northern Corporation Stock
   Incentive Plan

   10.3 Form of Stock Option and        Filed herewith
   Restricted Stock Agreements dated
   January 3, 2005 between the
   Corporation and the Directors
   pursuant to the Citizens &
   Northern Corporation Independent
   Directors Stock Incentive Plan

   10.4 Form of Indemnification         Incorporated by reference to Exhibit
   Agreements dated May 2004 between    10.1 filed with the Corporation's Form
   the Corporation and the Directors    10-K on March 11, 2005
   and certain officers

   10.5 Change in Control Agreement     Incorporated by reference to Exhibit
   dated December 31, 2003 between      10.2 filed with the Corporation's Form
   the Corporation and Thomas L.        10-K on March 11, 2005
   Rudy, Jr.

   10.6 Change in Control Agreement     Incorporated by reference to Exhibit
   dated December 31, 2003 between      10.1 filed with the Corporation's Form
   the Corporation and Craig G.         10-K on March 10, 2004
   Litchfield

   10.7 Change in Control Agreement     Incorporated by reference to Exhibit
   dated December 31, 2003 between      10.2 filed with the Corporation's Form
   the Corporation and Mark A. Hughes   10-K on March 10, 2004

   10.8 Change in Control Agreement     Incorporated by reference to Exhibit
   dated December 31, 2003 between      10.4 filed with the Corporation's Form
   the Corporation and Deborah E.       10-K on March 10, 2004
   Scott

   10.9 Second Amendment to Citizens    Incorporated by reference to Exhibit
   & Northern Corporation Stock         10.5 filed with the Corporation's Form
   Incentive Plan                       10-K on March 10, 2004

   10.10 First Amendment to Citizens    Incorporated by reference to Exhibit
   & Northern Corporation Stock         10.6 filed with the Corporation's Form
   Incentive Plan                       10-K on March 10, 2004

   10.11 Citizens & Northern            Incorporated by reference to Exhibit
   Corporation Stock Incentive Plan     10.7 filed with the Corporation's Form
                                        10-K on March 10, 2004

   10.12 Citizens & Northern            Incorporated by reference to Exhibit A
   Corporation Independent Directors    to the Corporation's proxy statement
   Stock Incentive Plan                 dated March 19, 2001 for the annual
                                        meeting of stockholders held on April
                                        17, 2001.

   10.13 Amendment #1 to Citizens &     Incorporated by reference to Exhibit
   Northern Bank Supplemental           10.2(b) filed with the Corporation's
   Executive Retirement Plan            Form 10-K on March 19, 2001

   10.14 Amendment #2 to Citizens &     Incorporated by reference to Exhibit
   Northern Bank Supplemental           10.2(a) filed with the Corporation's
   Executive Retirement Plan            Form 10-K on March 19, 2001

   10.15 Citizens & Northern Bank       Incorporated by reference to Exhibit
   Supplemental Executive Retirement    10.2 filed with the Corporation's Form
   Plan                                 10-K on March 19, 2001

11. Statement re: computation of per    Information concerning the computation
share earnings                          of earnings per share is provided in
                                        Note 3 to the Consolidated Financial
                                        Statements, which is included in Part
                                        II, Item 8 of Form 10-K.

12. Statements re: computation of       Not applicable
ratios

13. Annual report to security           Not applicable
holders, Form 10-Q or quarterly
report to security holders

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

16. Letter re: change in certifying     Not applicable
accountant

18. Letter re: change in accounting     Not applicable
principles

21. Subsidiaries of the registrant      Filed herewith

22. Published report regarding          Not applicable
matters submitted to vote of security
holders

23. Consents of experts and counsel     Not applicable

24. Power of attorney                   Not applicable

31. Rule 13a-14(a)/15d-14(a)
certifications:

   31.1 Certification of Chief          Filed herewith
   Executive Officer

   31.2 Certification of Chief          Filed herewith
   Financial Officer

32. Section 1350 certifications         Filed herewith

33. Report on assessment of             Not applicable
compliance with servicing criteria
for asset-backed securities

34. Attestation report on assessment    Not applicable
of compliance with servicing criteria
for asset-backed securities

99. Additional exhibits:

   99.1 Additional information mailed   Filed herewith
   to stockholders with proxy
   statement and Form 10-K on March
   21, 2006

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


By: Craig G. Litchfield /s/
    ---------------------------------
    Craig G. Litchfield
    Chairman, President
    and Chief Executive Officer

Date: March 3, 2006


By: Mark A. Hughes /s/
    ---------------------------------
    Treasurer and
    Principal Accounting Officer

Date: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS


/s/ Dennis F. Beardslee                 /s/ Edward L. Learn
-------------------------------------   ----------------------------------------
Dennis F. Beardslee                     Edward L. Learn
Date: March 3, 2006                     Date: March 3, 2006


/s/ R. Robert DeCamp                    /s/ Craig G. Litchfield
-------------------------------------   ----------------------------------------
R. Robert DeCamp                        Craig G. Litchfield
Date: March 3, 2006                     Date: March 3, 2006


/s/ Jan E. Fisher                       /s/ Edward H. Owlett, III
-------------------------------------   ----------------------------------------
Jan E. Fisher                           Edward H. Owlett, III
Date: March 3, 2006                     Date: March 3, 2006


/s/ R. Bruce Haner                      /s/ Leonard Simpson
-------------------------------------   ----------------------------------------
R. Bruce Haner                          Leonard Simpson
Date: March 3, 2006                     Date: March 3, 2006


/s/ Susan E. Hartley                    /s/ James E. Towner
-------------------------------------   ----------------------------------------
Susan E. Hartley                        James E. Towner
Date: March 3, 2006                     Date: March 3, 2006


/s/ Karl W. Kroeck                      /s/ Ann M. Tyler
-------------------------------------   ----------------------------------------
Karl W. Kroeck                          Ann M. Tyler
Date: March 3, 2006                     Date: March 3, 2006


/s/ Leo F. Lambert
-------------------------------------
Leo F. Lambert
Date: March 3, 2006