Form 10-Q
period 2006-03-31
CITIZENS & NORTHERN CORP
filed 2006-05-05
CIK 810958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                        Commission file number: 000-16084

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)       8,277,769 Shares Outstanding on May 1, 2006

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

                                      Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet - March 31, 2006 and
   December 31, 2005                                         Page 3

Consolidated Statement of Income - Three Months Ended
   March 31, 2006 and 2005                                   Page 4

Consolidated Statement of Cash Flows - Three Months Ended
   March 31, 2006 and 2005                                   Page 5

Notes to Consolidated Financial Statements                   Pages 6 through 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS                       Pages 10 through 23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   MARKET RISK                                               Pages 24 through 26

ITEM 4. CONTROLS AND PROCEDURES                              Page 26

PART II - OTHER INFORMATION                                  Page 27 through 28

SIGNATURES                                                   Page 29

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification -
   Chief Executive Officer                                   Page 30

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -
   Chief Financial Officer                                   Page 31

Exhibit 32. Section 1350 Certifications                      Page 32

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                          MARCH 31,    DECEMBER 31,
                                                                             2006          2005
                                                                         (UNAUDITED)      (NOTE)
                                                                         -----------   ------------
ASSETS
Cash and due from banks:
   Non-interest-bearing                                                  $   18,993     $   20,922
   Interest-bearing                                                           2,469          5,524
                                                                         ----------     ----------
      Total cash and cash equivalents                                        21,462         26,446
Available-for-sale securities                                               427,975        427,298
Held-to-maturity securities                                                     420            422
Loans, net                                                                  644,071        644,938
Bank-owned life insurance                                                    18,790         18,643
Accrued interest receivable                                                   5,382          5,500
Bank premises and equipment, net                                             23,652         22,605
Foreclosed assets held for sale                                                 317            194
Intangible Asset - Core Deposit Intangible                                      402            464
Intangible Asset - Goodwill                                                   2,919          2,919
Other assets                                                                 15,254         13,525
                                                                         ----------     ----------
TOTAL ASSETS                                                             $1,160,644     $1,162,954
                                                                         ==========     ==========
LIABILITIES
Deposits:
   Non-interest-bearing                                                  $  102,077     $   96,644
   Interest-bearing                                                         650,637        660,421
                                                                         ----------     ----------
      Total deposits                                                        752,714        757,065
Dividends payable                                                             1,989          1,973
Short-term borrowings                                                        74,514         34,734
Long-term borrowings                                                        195,089        232,205
Accrued interest and other liabilities                                        6,290          5,009
                                                                         ----------     ----------
TOTAL LIABILITIES                                                         1,030,596      1,030,986
                                                                         ----------     ----------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares,
   issued 8,472,382 in 2006 and 8,389,418 in 2005                             8,472          8,389
Stock dividend distributable                                                     --          2,183
Paid-in capital                                                              27,053         24,964
Retained earnings                                                            94,562         93,728
                                                                         ----------     ----------
   Total                                                                    130,087        129,264
Accumulated other comprehensive income                                        2,332          4,698
Unamortized stock compensation                                                  (40)           (50)
Treasury stock, at cost:
   184,613 shares at March 31, 2006                                          (2,331)
   168,627 shares at December 31, 2005                                                      (1,944)
                                                                         ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                                  130,048        131,968
                                                                         ----------     ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $1,160,644     $1,162,954
                                                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                      3 MONTHS ENDED
                                                                 -----------------------
                                                                  MARCH 31,    MARCH 31,
                                                                    2006         2005
                                                                 ----------   ----------
INTEREST INCOME
   Interest and fees on loans                                    $   10,166   $    9,006
   Interest on balances with depository institutions                     12            4
   Interest on loans to political subdivisions                          311          247
   Interest on federal funds sold                                        43            8
   Income from available-for-sale and
   held-to-maturity securities:
      Taxable                                                         3,727        3,661
      Tax-exempt                                                      1,336        1,472
      Dividends                                                         268          295
                                                                 ----------   ----------
   Total interest and dividend income                                15,863       14,693
                                                                 ----------   ----------
INTEREST EXPENSE
   Interest on deposits                                               5,009        3,426
   Interest on short-term borrowings                                    426          225
   Interest on long-term borrowings                                   1,843        2,306
                                                                 ----------   ----------
   Total interest expense                                             7,278        5,957
                                                                 ----------   ----------
   Interest margin                                                    8,585        8,736
   Provision for loan losses                                            600          375
                                                                 ----------   ----------
   Interest margin after provision for loan losses                    7,985        8,361
                                                                 ----------   ----------
OTHER INCOME
   Service charges on deposit accounts                                  450          342
   Service charges and fees                                              65           87
   Trust and financial management revenue                               511          479
   Insurance commissions, fees and premiums                             139           98
   Increase in cash surrender value of life insurance                   147          139
   Fees related to credit card operation                                 --          187
   Other operating income                                               477          371
                                                                 ----------   ----------
   Total other income before realized gains on securities, net        1,789        1,703
   Realized gains on securities, net                                  1,315        1,066
                                                                 ----------   ----------
   Total other income                                                 3,104        2,769
                                                                 ----------   ----------
OTHER EXPENSES
   Salaries and wages                                                 3,322        2,875
   Pensions and other employee benefits                               1,143        1,032
   Occupancy expense, net                                               546          464
   Furniture and equipment expense                                      650          648
   Pennsylvania shares tax                                              244          215
   Other operating expense                                            1,938        1,894
                                                                 ----------   ----------
   Total other expenses                                               7,843        7,128
                                                                 ----------   ----------
   Income before income tax provision                                 3,246        4,002
   Income tax provision                                                 426          707
                                                                 ----------   ----------
NET INCOME                                                       $    2,820   $    3,295
                                                                 ==========   ==========
PER SHARE DATA:
   Net income - basic                                            $     0.34   $     0.40
   Net income - diluted                                          $     0.34   $     0.39
                                                                 ----------   ----------
   Dividend per share                                            $     0.24   $     0.23
                                                                 ----------   ----------
   Number of shares used in computation - basic                   8,296,922    8,275,172
   Number of shares used in computation - diluted                 8,335,009    8,346,220

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                             3 MONTHS ENDED
                                                                         ---------------------
                                                                         MARCH 31,   MARCH 31,
                                                                            2006        2005
                                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  2,820    $  3,295
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                               600         375
      Realized gains on securities, net                                    (1,315)     (1,066)
      Gain on sale of foreclosed assets, net                                  (14)        (50)
      Depreciation expense                                                    605         548
      Accretion and amortization of securities, net                            86          67
      Increase in cash surrender value of life insurance                     (147)       (139)
      Amortization of restricted stock                                         10          21
      Amortization of core deposit intangible                                  62          --
      Increase in accrued interest receivable and other assets             (2,472)     (2,444)
      Increase in accrued interest payable and other liabilities            2,529       1,151
                                                                         --------    --------
         Net Cash Provided by Operating Activities                          2,764       1,758
                                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                        2           3
   Proceeds from sales of available-for-sale securities                    10,566      31,488
   Proceeds from calls and maturities of available-for-sale securities      8,291      18,204
   Purchase of available-for-sale securities                              (21,893)    (45,628)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                    (327)     (1,832)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                 1,162       1,902
   Net decrease (increase) in loans                                           126     (19,832)
   Purchase of premises and equipment                                      (1,652)       (953)
   Proceeds from sale of foreclosed assets                                     32          59
                                                                         --------    --------
         Net Cash Used in Investing Activities                             (3,693)    (16,589)
                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                     (4,351)      8,074
   Net increase in short-term borrowings                                   39,780      15,989
   Proceeds from long-term borrowings                                          --      13,000
   Repayments of long-term borrowings                                     (37,116)    (26,433)
   Purchase of treasury stock                                                (409)         --
   Sale of treasury stock                                                      29         423
   Tax benefit from compensation plans                                          7          --
   Dividends paid                                                          (1,995)     (1,890)
                                                                         --------    --------
         Net Cash (Used In) Provided by Financing Activities               (4,055)      9,163
                                                                         --------    --------
DECREASE IN CASH  AND CASH EQUIVALENTS                                     (4,984)     (5,668)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               26,446      18,953
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 21,462    $ 13,285
                                                                         ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans              $    141    $    165
   Interest paid                                                         $  6,184    $  5,421
   Income taxes paid                                                     $     --    $    420

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF INTERIM PRESENTATION

The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2005, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

Results reported for the three months ended March 31, 2006 might not be indicative of the results for the year ending December 31, 2006.

Certain merchant income previously included in fees related to credit card operation has been reclassified to Other Operating Income. Merchant income was $35,000 and $23,000 for the quarters ended March 31, 2006 and 2005, respectively.

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

                                                          WEIGHTED-
                                                           AVERAGE    EARNINGS
                                                 NET        COMMON       PER
                                               INCOME       SHARES      SHARE
                                             ----------   ---------   --------
QUARTER ENDED MARCH 31, 2006
Earnings per share - basic                   $2,820,000   8,296,922     $0.34
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                    141,849
   Hypothetical share repurchase at $26.21                 (103,762)
                                             ----------   ---------     -----
Earnings per share - diluted                 $2,820,000   8,335,009     $0.34
                                             ==========   =========     =====
QUARTER ENDED MARCH 31, 2005
Earnings per share - basic                   $3,295,000   8,275,172     $0.40
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                    241,417
   Hypothetical share repurchase at $29.99                 (170,369)
                                             ----------   ---------     -----
Earnings per share - diluted                 $3,295,000   8,346,220     $0.39
                                             ==========   =========     =====

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

3. STOCK COMPENSATION PLANS

Effective in the first quarter of 2006, the Financial Accounting Standards Board issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The provisions of SFAS 123R must be applied to any new awards granted, and to any modifications of existing awards. Since the Corporation has neither modified, nor issued, any new options in 2006, the provisions of SFAS No. 123R have no current reporting implications.

In previous years, the Corporation used the intrinsic value method of accounting for stock compensation plans, with compensation cost measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have had no intrinsic value; therefore, no compensation cost was recorded for them.

The Corporation has also made prior awards of restricted stock. Compensation cost related to restricted stock has been recognized based on the market price of the stock at the grant date over the vesting period.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock options.

                                                   3 MONTHS ENDED
                                               ---------------------
                                               MARCH 31,   MARCH 31,
                                                  2006        2005
                                               ---------   ---------
Net income, as reported                          $2,820     $3,295
Deduct: Total stock option compensation
   expense determined under fair value
   method for all awards, net of tax effects         --        (35)
                                                 ------     ------
Pro forma net income                             $2,820     $3,260
                                                 ======     ======
Earnings per share-basic
   As reported                                   $ 0.34     $ 0.40
   Pro forma                                     $ 0.34     $ 0.39
Earnings per share-diluted
   As reported                                   $ 0.34     $ 0.39
   Pro forma                                     $ 0.34     $ 0.39

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

The components of comprehensive income, and the related tax effects, are as follows:

                                                                   3 MONTHS ENDED
                                                                     MARCH 31,
                                                                 -----------------
(IN THOUSANDS)                                                     2006      2005
                                                                 -------   -------
Net income                                                       $ 2,820   $ 3,295
Unrealized holding losses on available-for-sale securities        (2,265)   (5,881)
Less: Reclassification adjustment for gains realized in income    (1,315)   (1,066)
                                                                 -------   -------
Other comprehensive loss before income tax                        (3,580)   (6,947)
Income tax related to other comprehensive loss                     1,214     2,362
                                                                 -------   -------
Other comprehensive loss                                          (2,366)   (4,585)
                                                                 -------   -------
Comprehensive income (loss)                                      $   454   $(1,290)
                                                                 =======   =======

5. SECURITIES

Amortized cost and fair value of securities at March 31, 2006 are summarized as follows:

                                                                    MARCH 31, 2006
                                                   ----------------------------------------------
                                                                  GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                   AMORTIZED     HOLDING      HOLDING      FAIR
(IN THOUSANDS)                                       COST         GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   --------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                    $    500     $    --      $    (1)   $    499
Obligations of other U.S. Government agencies         44,000          --       (1,161)     42,839
Obligations of states and political subdivisions     118,951       2,054       (1,624)    119,381
Other securities                                     108,519       1,046       (1,838)    107,727
Mortgage-backed securities                           129,350         103       (4,039)    125,414
                                                    --------     -------      -------    --------
Total debt securities                                401,320       3,203       (8,663)    395,860
Marketable equity securities                          23,122       9,165         (172)     32,115
                                                    --------     -------      -------    --------
Total                                               $424,442     $12,368      $(8,835)   $427,975
                                                    ========     =======      =======    ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $    313     $    13      $    --    $    326
Obligations of other U.S. Government agencies             98           9           --         107
Mortgage-backed securities                                 9          --           --           9
                                                    --------     -------      -------    --------
Total                                               $    420     $    22      $    --    $    442
                                                    ========     =======      =======    ========

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

                                                    LESS THAN 12 MONTHS      12 MONTHS OR MORE             TOTAL
                                                   ---------------------   ---------------------   ---------------------
                                                     FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
(IN THOUSANDS)                                       VALUE      LOSSES       VALUE      LOSSES       VALUE      LOSSES
                                                   --------   ----------   --------   ----------   --------   ----------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury                   $    500    $    (1)    $     --    $    --     $    500    $    (1)
Obligations of other U.S. Government agencies        33,207       (792)       9,632       (369)      42,839     (1,161)
Obligations of states and political subdivisions     53,595     (1,062)       7,991       (562)      61,586     (1,624)
Other securities                                     40,121       (518)      29,974     (1,320)      70,095     (1,838)
Mortgage-backed securities                           31,912       (658)      87,774     (3,381)     119,686     (4,039)
                                                   --------    -------     --------    -------     --------    -------
Total debt securities                               159,335     (3,031)     135,371     (5,632)     294,706     (8,663)
Marketable equity securities                          1,264        (44)       1,213       (128)       2,477       (172)
                                                   --------    -------     --------    -------     --------    -------
Total temporarily impaired available-for-sale
   securities                                      $160,599    $(3,075)    $136,584    $(5,760)    $297,183    $(8,835)
                                                   ========    =======     ========    =======     ========    =======

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

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation's debt securities at March 31, 2006 were not other-than-temporarily impaired.

6. DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.

In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at March 31, 2006 and December 31, 2005, and will not affect the Corporation's future expenses.

The Corporation uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these defined benefit plans are as follows:

                                                      PENSION          POSTRETIREMENT
                                                THREE MONTHS ENDED   THREE MONTHS ENDED
 (IN THOUSANDS)                                      MARCH 31,            MARCH 31,
                                                ------------------   ------------------
                                                    2006    2005         2006   2005
                                                   -----   -----         ----   ----
Service cost                                       $ 152   $ 119          $16    $12
Interest cost                                        157     155           15     17
Expected return on plan assets                      (208)   (198)           0      0
Amortization of transition (asset) obligation         (6)     (6)           9      9
Recognized net actuarial loss (gain)                  20      10            1      1
                                                   -----   -----          ---    ---
Net periodic benefit cost (benefit)                $ 115   $  80          $41    $39
                                                   =====   =====          ===    ===

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

For 2006, the minimum funding requirement for the defined benefit pension plan is $379,000; however, the Board of Directors authorized funding, in April 2006, up to the maximum funding limit of $640,000. In the first quarter of 2006, the Corporation funded postretirement contributions totaling $13,000, with estimated annual postretirement contributions of $62,000 expected in 2006 for the full year.

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

REFERENCES TO 2006 AND 2005

Unless otherwise noted, all references to "2006" in the following discussion of operating results are intended to mean the three months ended March 31, 2006, and similarly, references to "2005" relate to the three months ended March 31, 2005.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

EARNINGS OVERVIEW

Net income in 2006 was $2,820,000, or $.34 per share - basic and diluted, which represents a decrease of 14.4% in net income compared to 2005. Return on average assets was .97% in 2006, as compared to 1.17% in 2005. Return on average equity was 8.51% for 2006, as compared to 9.87% in 2005.

The most significant income statement changes between 2006 and 2005 were as follows:

     - The net interest margin was $8,585,000 in 2006, a decrease of $151,000, or 1.7%, from $8,736,000 in 2005. Despite growth in both loans and deposits, the decrease in Net Interest Margin is attributed primarily to increases in short-term interest rates, compared to relatively flat long-term rates associated with the loan portfolio. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

     - Other (non-interest) expenses increased $715,000, or 10.0%, in 2006 compared to 2005. For the first quarter of 2006, a major portion, or $627,000, of the total increase related to operations and start-up costs in new markets. New branch operations include First State Bank, our Jersey Shore office (opened August 2005), as well as our Old Lycoming Township branch and new Administrative office, both opened in March 2006. Additional discussion of Other Expenses is described in the "Non-interest Expense" section of Management's Discussion and Analysis.

     - The provision for loan losses was $600,000 in the first quarter of 2006, with an increase of $225,000 compared to the same period in 2005. The additional loan loss provision was primarily associated with estimates of possible future charge-offs on certain large commercial loans.

     - Net realized gains on securities were $1,315,000 in the first quarter of 2006, an increase of $249,000, compared to $1,066,000 in 2005.
          Sales of bank stocks provided most of the gains realized in 2006.

     - The income tax provision decreased to $426,000, or 13.1% of pre-tax earnings, from $707,000, or 17.7% of pre-tax earnings in 2005. The lower effective tax rate results from the higher ratio of tax-exempt earnings based on the lower level of total pre-tax earnings.

TABLE I - QUARTERLY FINANCIAL DATA

                                                  MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
(IN THOUSANDS)                                      2006       2005        2005       2005       2005
                                                  --------   --------   ---------   --------   --------
Interest income                                    $15,863   $15,936     $15,571     $14,908   $ 14,693
Interest expense                                     7,278     7,149       6,426       6,155      5,957
                                                   -------   -------     -------     -------   --------
Interest margin                                      8,585     8,787       9,145       8,753      8,736
Provision for loan losses                              600       901         375         375        375
                                                   -------   -------     -------     -------   --------
Interest margin after provision for loan losses      7,985     7,886       8,770       8,378      8,361
Other income                                         1,789     1,895       2,149       1,889      1,703
Securities gains (losses)                            1,315      (586)        393         929      1,066
Gain from sale of credit card loans                     --     1,906          --          --         --
Other expenses                                       7,843     7,358       7,303       7,173      7,128
                                                   -------   -------     -------     -------   --------
Income before income tax provision                   3,246     3,743       4,009       4,023      4,002
Income tax provision                                   426       639         722         725        707
                                                   -------   -------     -------     -------   --------
Net income                                         $ 2,820   $ 3,104     $ 3,287     $ 3,298   $  3,295
                                                   =======   =======     =======     =======   ========
Net income per share - basic                       $  0.34   $  0.37     $  0.40     $  0.40   $   0.40
                                                   =======   =======     =======     =======   ========
Net income per share - diluted                     $  0.34   $  0.37     $  0.39     $  0.39   $   0.39
                                                   =======   =======     =======     =======   ========

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

PROSPECTS FOR THE REMAINDER OF 2006

Management expects 2006 to be a year for building on the capital investments of 2005 by developing market presence in our new markets. The opening of 2 new branches in Jersey Shore (Fall 2005) and Old Lycoming Township (March 2006) provide growth opportunities in the Williamsport and surrounding Lycoming County market, especially for expansion of commercial lending relationships. The August 2005 acquisition of Canisteo Valley Corporation, including the branches of First State Bank, opens a variety of opportunities for growth and market development along the northern border of our current market operations. Also, in late February 2006, a new administrative facility opened, which provides ample space for key operating support functions, and additional space needed for customer contact personnel in our Wellsboro branch.

Currently, management expects the yield curve to continue to be nearly flat for most of 2006. Based on current trends for both short-term and long-term borrowing rates, management may compress the balance sheet by selling certain available-for-sale debt securities to pay off borrowings as they mature in 2006. Management hopes to use earnings from the expected growth in loans and deposits to offset the anticipated reduction in net interest income associated with the lack of opportunity for a positive spread between earnings on securities and the interest costs on borrowings.

Another major variable that affects the Corporation's earnings is securities gains and losses, particularly from bank stocks and other equity securities. Management's decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized throughout the remainder of 2006.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

NET INTEREST MARGIN

The Corporation's primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation's net interest margin for 2006 and 2005. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.

The net interest margin, on a tax-equivalent basis, of $9,338,000 in 2006 decreased $208,000, or 2.2% from 2005. As reflected in Table IV, interest rate changes had the most significant impact on net interest margin with reductions of $774,000 in the net interest margin compared to 2005. The reduction in net interest income from higher rates reflects the Corporation's "liability sensitive" position, that is, deposits and borrowings reprice more quickly, on average, than the earnings assets base of loans and available-for-sale securities. Table IV also shows that volume increases had the effect of increasing net interest income of $566,000 in 2006 compared to 2005, and was primarily attributed to increased volume of loans. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) tightened to 3.05% compared to 3.22% for the year ended December 31, 2005 and 3.32% for the first quarter 2005.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 7.2%, to $16,616,000 in 2006 from $15,503,000 in 2005.
Interest and fees from loans increased $1,250,000, or 13.3%, while income from available-for-sale securities decreased $180,000, or 2.9%.

As indicated in Table III, average available-for-sale securities in the first quarter 2006 amounted to $419,690,000, a decrease of 7.6% from the first quarter 2005. Proceeds from sales and maturities of securities have been used, in part, to help fund the continued growth in loans. Also, since short-term interest rates have been rising faster than long-term rates, there have been few opportunities to purchase mortgage-backed securities or other bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities of 5.74% for the first quarter 2006 was higher than the 5.46% level in the first quarter 2005, and the 5.35% rate for the year ended December 31, 2005. The higher average yield on available-for-sale securities is attributed, in part, to the fourth quarter 2005 sale of certain lower yielding securities acquired in 2003 and 2004, when market yields were lower than current conditions. In addition, increased holdings of adjustable rate trust preferred securities in 2005 and 2006 have contributed to the increased yield since the yield on these securities generally rises consistent with short-term rates.

The average balance of gross loans increased 8.8% to $648,872,000 for the first quarter of 2006 from $596,513,000 in the first quarter 2005. The acquisition of First State Bank in the third quarter of 2005 provided $21,903,000 of the growth in average gross loans compared to the previous year. The most significant growth was in commercial loans, due in part to the growth in staffing, especially new personnel and relationships in Williamsport and throughout Lycoming County, as well as an increased emphasis on commercial lending throughout the Corporation's market area over the last few years. The average rate of return on loans was 6.64% in the first quarter of 2006, as compared to 6.37% in first quarter of 2005, and 6.53% for the year 2005.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense rose $1,321,000, or 22.2%, to $7,278,000 in 2006 from
$5,957,000 in 2005. Table III reflects the current trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities rose to 3.22% for the first quarter of 2006, from 2.81% for the year ended December 31, 2005, and 2.65% for the first quarter 2005. In addition, Table III shows the impact of rising short-term interest rates, by category, on the Corporation's primary sources of funds: (1) money market accounts, which increased to an average rate of 3.08% in 2006 compared to 1.82% in 2005, (2) interest checking accounts, which increased to an average rate of 2.53% from ..63%, (3) certificates of deposit, which increased to an average rate of 3.56% from 3.07%, (4) short-term borrowings, which rose to an average rate of 3.57% from 2.08%. The average rate incurred on long-term borrowings remained substantially unchanged, and reflects the replacement of such borrowings with either short-term instruments or repayment using the proceeds from the available-for-sale securities portfolio.

From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased to $749,104,000 in the first three months of 2006, or an 11.6% increase, from $671,165,000 in 2005. The increase in the average deposit balances for the first quarter of each year has been significantly impacted by fluctuations in deposits from municipal and non-profit customers. In addition, the acquisition of First State Bank provided an increase in average deposits of $26,453,000 in 2006 compared to 2005. The most significant increases in average deposits by categories were $35,676,000 for certificates of deposit (19.8%), $35,254,000 for interest checking accounts (94.6%), $20,016,000 (26.3%) for demand deposit accounts. Most of the increase in interest checking balances is attributable to one local governmental customer, for which the Corporation became the primary depository institution in September 2005.

The combined average total short-term and long-term borrowed funds decreased $52,436,000 to $263,347,000 in the first quarter 2006 from $315,783,000 in the first quarter 2005. Since the first quarter 2005, management's objective has been to use proceeds from the securities portfolio to help fund loan growth, has stabilized total borrowings to control the amount of growth in interest expense, and has converted maturing long-term borrowings into overnight or short-term borrowings. The growth of deposits, especially from new markets, has helped management efforts to reduce the impact of interest rate fluctuations. The pace of such changes or trends is reflected in the Corporation's consolidated balance sheet, as total short-term borrowings increased to $74,514,000 at March 31, 2006 from $34,734,000 at December 31, 2005, while total long-term borrowings decreased to $195,089,000 at March 31, 2006 from $232,205,000 at December 31,
2005.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------    INCREASE/
(IN THOUSANDS)                                2006      2005     (DECREASE)
                                            -------   --------   ----------
INTEREST INCOME
Available-for-sale securities:
   Taxable                                    3,989      3,950         39
   Tax-exempt                                 1,949      2,168       (219)
                                            -------    -------     ------
      Total available-for-sale securities     5,938      6,118       (180)
                                            -------    -------     ------
Held-to-maturity securities,
   Taxable                                        6          6         --
Interest-bearing due from banks                  12          4          8
Federal funds sold                               43          8         35
Loans:
   Taxable                                   10,166      9,006      1,160
   Tax-exempt                                   451        361         90
                                            -------    -------     ------
      Total loans                            10,617      9,367      1,250
                                            -------    -------     ------
Total Interest Income                        16,616     15,503      1,113
                                            -------    -------     ------
INTEREST EXPENSE
Interest checking                               452         58        394
Money market                                  1,362        887        475
Savings                                          87         70         17
Certificates of deposit                       1,900      1,365        535
Individual Retirement Accounts                1,207      1,045        162
Other time deposits                               1          1         --
Short-term borrowings                           426        225        201
Long-term borrowings                          1,843      2,306       (463)
                                            -------    -------     ------
Total Interest Expense                        7,278      5,957      1,321
                                            -------    -------     ------
Net Interest Income                         $ 9,338    $ 9,546     $ (208)
                                            =======    =======     ======

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                      3 MONTHS               YEAR               3 MONTHS
                                                        ENDED    RATE OF     ENDED    RATE OF     ENDED    RATE OF
                                                      3/31/2006  RETURN/  12/31/2005  RETURN/   3/31/2005  RETURN/
                                                       AVERAGE   COST OF    AVERAGE   COST OF    AVERAGE   COST OF
(DOLLARS IN THOUSANDS)                                 BALANCE   FUNDS %    BALANCE   FUNDS %    BALANCE   FUNDS %
                                                     ----------  -------  ----------  -------  ----------  -------
EARNING ASSETS
Available-for-sale securities, at amortized cost:
   Taxable                                           $  302,330   5.35%   $  319,230   4.83%   $  331,981   4.83%
   Tax-exempt                                           117,360   6.74%      123,295   6.72%      122,536   7.18%
                                                     ----------   ----    ----------   ----    ----------   ----
      Total available-for-sale securities               419,690   5.74%      442,525   5.35%      454,517   5.46%
                                                     ----------   ----    ----------   ----    ----------   ----
Held-to-maturity securities,
   Taxable                                                  421   5.78%          427   5.85%          431   5.65%
Interest-bearing due from banks                           1,430   3.40%        1,293   2.63%          856   1.90%
Federal funds sold                                        3,633   4.80%        2,600   3.73%        1,514   2.14%
Loans,
   Taxable                                              618,331   6.67%      592,227   6.55%      573,140   6.37%
   Tax-exempt                                            30,541   5.99%       26,117   6.25%       23,373   6.26%
                                                     ----------   ----    ----------   ----    ----------   ----
      Total loans                                       648,872   6.64%      618,344   6.53%      596,513   6.37%
                                                     ----------   ----    ----------   ----    ----------   ----
      Total Earning Assets                            1,074,046   6.27%    1,065,189   6.03%    1,053,831   5.97%

Cash                                                     10,311                9,014                9,011
Unrealized gain/loss on securities                        7,368               11,197               15,627
Allowance for loan losses                                (8,540)              (7,297)              (6,909)
Bank premises and equipment                              23,385               19,247               17,036
Intangible Asset - Core Deposit Intangible                  433                  169
Intangible Asset - Goodwill                               2,919                  983
Other assets                                             43,281               46,117               42,571
                                                     ----------           ----------           ----------
Total Assets                                         $1,153,203           $1,144,619           $1,131,167
                                                     ==========           ==========           ==========

INTEREST-BEARING LIABILITIES
Interest checking                                    $   72,530   2.53%   $   46,408   1.15%     $ 37,276   0.63%
Money market                                            179,348   3.08%      188,507   2.20%      197,858   1.82%
Savings                                                  63,809   0.55%       60,203   0.50%       56,976   0.50%
Certificates of deposit                                 216,186   3.56%      197,165   3.26%      180,510   3.07%
Individual Retirement Accounts                          120,174   4.07%      121,013   3.46%      121,462   3.49%
Other time deposits                                         908   0.45%        1,152   0.52%          950   0.43%
Short-term borrowing                                     48,384   3.57%       44,267   2.80%       43,774   2.08%
Long-term borrowing                                     214,963   3.48%      254,987   3.47%      272,009   3.44%
                                                     ----------   ----    ----------   ----    ----------   ----
      Total Interest-bearing Liabilities                916,302   3.22%      913,702   2.81%      910,815   2.65%

Demand deposits                                          96,149               87,956               76,133
Other liabilities                                         8,143               10,496               10,725
                                                     ----------           ----------           ----------
Total Liabilities                                     1,020,594            1,012,154              997,673
                                                     ----------           ----------           ----------
Stockholders' equity, excluding other comprehensive
   income/loss                                          128,173              125,076              123,180
Other comprehensive income/loss                           4,436                7,389               10,314
                                                     ----------           ----------           ----------
Total Stockholders' Equity                              132,609              132,465              133,494
                                                     ----------           ----------           ----------
Total Liabilities and Stockholders' Equity           $1,153,203           $1,144,619           $1,131,167
                                                     ==========           ==========           ==========
Interest Rate Spread                                              3.05%                3.22%                3.32%
Net Interest Income/Earning Assets                                3.53%                3.62%                3.67%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

                                             YTD ENDED 3/31/06 VS. 3/31/05
                                            ------------------------------
                                            CHANGE IN   CHANGE IN    TOTAL
(IN THOUSANDS)                                VOLUME       RATE     CHANGE
                                            ---------   ---------   ------
EARNING ASSETS
Available-for-sale securities:
   Taxable                                    $(370)     $  409     $   39
   Tax-exempt                                   (90)       (129)      (219)
                                              -----      ------     ------
      Total available-for-sale securities      (460)        280       (180)
                                              -----      ------     ------
Held-to-maturity securities,
   Taxable                                       --          --         --
Interest-bearing due from banks                   4           4          8
Federal funds sold                               18          17         35
Loans:
   Taxable                                      731         429      1,160
   Tax-exempt                                   107         (17)        90
                                              -----      ------     ------
      Total loans                               838         412      1,250
                                              -----      ------     ------
Total Interest Income                           400         713      1,113
                                              -----      ------     ------
INTEREST-BEARING LIABILITIES
Interest checking                                95         299        394
Money market                                    (90)        565        475
Savings                                           9           8         17
Certificates of deposit                         294         241        535
Individual Retirement Accounts                  (11)        173        162
Other time deposits                              --          --         --
Short-term borrowings                            26         175        201
Long-term borrowings                           (489)         26       (463)
                                              -----      ------     ------
Total Interest Expense                         (166)      1,487      1,321
                                              -----      ------     ------
Net Interest Income                           $ 566      $ (774)    $ (208)
                                              =====      ======     ======

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE V - COMPARISON OF NON-INTEREST INCOME

                                                         3 MONTHS ENDED
                                                     ---------------------
                                                     MARCH 31,   MARCH 31,
(IN THOUSANDS)                                         2006        2005
                                                     ---------   ---------
Service charges on deposit accounts                    $  450      $  342
Service charges and fees                                   65          87
Trust and financial management revenue                    511         479
Insurance commissions, fees and premiums                  139          98
Increase in cash surrender value of life insurance        147         139
Fees related to credit card operation                      --         187
Other operating income                                    477         371
                                                       -------     ------
Total other operating income, before realized
   gains on securities, net                             1,789       1,703
Realized gains on securities, net                       1,315       1,066
                                                       -------     ------
Total Other Income                                     $3,104      $2,769
                                                       ======      ======

Total non-interest income increased $335,000, or 12.1%, in 2006 compared to 2005, primarily related to an increase in net realized gains on securities of $249,000. Securities gains are discussed in the Earnings Overview section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts increased $108,000, or 31.6%, in 2006 as compared to 2005. Overdraft charges represent the primary increase year over year with $87,000, of which $17,000 represents overdraft charges to customers of First State Bank. The aggregate increase includes approximately $40,000 associated with a rate change initiated in August 2005.

- Fees related to credit card operation decreased $187,000 to due to the sale of the Citizens & Northern Bank's credit card operations in December 2005.

- Other operating income increased $94,000, or 27.0%, in 2006 over 2005. Included in this category were increases of $26,000 in ATM debit card fees, and an increase of $82,000 in dividend income on Federal Home Loan Bank of Pittsburgh stock due to a change in the record date for such distributions.

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE

                                           3 MONTHS ENDED
                                       ---------------------
                                       MARCH 31,   MARCH 31,
(IN THOUSANDS)                            2006        2005
                                       ---------   ---------
Salaries and wages                       $3,322      $2,875
Pensions and other employee benefits      1,143       1,032
Occupancy expense, net                      546         464
Furniture and equipment expense             650         648
Pennsylvania shares tax                     244         215
Other operating expense                   1,938       1,894
                                         ------      ------
Total Other Expense                      $7,843      $7,128
                                         ======      ======

Salaries and wages increased $447,000, or 15.5%, for 2006 compared to 2005. The increase in salaries expense relates primarily to the increase in the number of full-time equivalent employees, which increased 14.0%, to 365 as of March 31, 2006 from 320 as of March 31, 2005. For 2006, new branch operations at Jersey Shore, Old Lycoming Township and First State Bank added $232,000 to salaries expense.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Pension and other employee benefits associated with the new branch operations added $67,000 in 2006 to this category. Pension plan expense increased 37.3%, or $31,000, in 2006 due to lower investment returns for 2005 than included in the actuarial assumptions, as well as increases in the number of employees and covered compensation, which include employees from First State Bank.

Occupancy Expense increased $82,000, or 17.7%, in 2006 compared to 2005. Total occupancy costs in 2006 include $71,000, or 13.0% of 2006 occupancy costs, for new locations, including First State Bank.

Other Operating Expense increased $44,000 or 2.3% in 2006 compared to 2005. The increase in other expenses is primarily associated with such costs for First State Bank in 2006, which amounted to $207,000, including $62,000 for the amortization of core deposit intangibles. Other expenses include legal and professional fees, as well as expenses associated with maintaining and preparing other real estate (ORE) properties for sale. In 2006, attorney fees related to collection activities on a large commercial credit decreased $66,000, and ORE properties expenses decreased $43,000 in 2006 compared to 2005. In addition, 2005 costs associated with the 2005 NASDAQ Small Cap registration of $34,000 did not recur in 2006; NASDAQ annual fees were at the same level in both years.

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

As discussed in the "Prospects for the Remainder of 2006" section of Management's Discussion and Analysis, the Corporation has completed several planned building construction projects during the quarter which required additional expenditures for completion costs, furnishings and related equipment of approximately $1,600,000. Additional capital expenditures for the remainder of 2006 are expected to be less than $3,000,000 and will relate to normal equipment upgrades and replacements.

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

The allowance for loan losses was $8,915,000 at March 31, 2006, an increase of $554,000 from the balance at December 31, 2005. Net charge-offs amounted to $46,000 in the first three months of 2006, while the provision for loan losses was $600,000. In the first three months of 2005, net charge-offs totaled $237,000, and the provision was $375,000. The amount of the provision in each period is determined based on the amount required to maintain an appropriate allowance in light of the factors described above. As discussed in more detail below, the higher provision for loan losses in the first quarter 2006 over the same period of 2005 reflected an increase in the unallocated allowance as of March 31, 2006 over December 31, 2005, as well as an increase in the allowance for impaired loans.

In the second quarter 2005, management changed its process for determining and disclosing the components of the allowance for loan losses. A management committee evaluated several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors. This analysis was performed separately for the following categories of lending activity: commercial, mortgage, consumer and credit card. The management committee has met again quarterly thereafter and updated its analysis (excluding credit card, for which substantially all of the loans were sold in the fourth quarter 2005). Based on the results of these evaluations, allocations were made to the components of the allowance shown in Table VIII. For periods prior to 2005, Table VIII includes the portion of the allowance determined by management's subjective assessment of economic conditions and other factors in the unallocated component of the allowance. Primarily as a result of this change in process, Table VIII shows the amounts allocated to the allowance for commercial, consumer mortgage and consumer

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

loans at March 31, 2006 and December 31, 2005 have increased in comparison to the corresponding amounts at December 31, 2004 and previous years, while the unallocated portion of the allowance was $382,000 at March 31, 2006 and $0 at December 31, 2005, down from $2,578,000 at December 31, 2004.

As indicated in Table IX, total impaired loans amounted to $8,967,000 at March 31, 2006, as compared to $8,216,000 at December 31, 2005, $8,261,000 at December
31, 2004 and $4,621,000 at December 31, 2003. In total, the valuation allowance related to impaired loans amounted to $2,603,000 at March 31, 2006, up from $2,374,000 at December 31, 2005 and $1,378,000 at December 31, 2004. Table IX
also shows that the amount of loans classified as non-accrual amounted to $9,176,000 at March 31, 2006, as compared to $6,365,000 at December 31, 2005,
$7,796,000 at December 31, 2004 and $1,145,000 at December 31, 2003. The net
growth in impaired and non-accrual loans that has occurred over the course of 2004, 2005 and the first quarter 2006 is mainly attributable to a few large commercial relationships. In the first quarter 2006, a commercial loan with a total balance of $2,025,000 was identified as impaired, and an estimated valuation allowance of $500,000 was established. Also, there are two other large commercial relationships that make up a significant portion of the impaired and non-accrual totals as of March 31, 2006 and December 31, 2005. The total outstanding loan balances from these two relationships was $4,172,000 as of March 31, 2006 and December 31, 2005, and the related valuation allowance totaled $1,124,000 at March 31, 2006 and $1,089,000 at December 31, 2005.
Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and non-accrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2006. Management continues to closely monitor these commercial loan relationships, and will adjust its estimates of loss and decisions concerning non-accrual status, if appropriate.

Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                     QUARTER     QUARTER
                                      ENDED       ENDED              YEARS ENDED DECEMBER 31,
                                    MARCH 31,   MARCH 31,   ------------------------------------------
(IN THOUSANDS)                         2006        2005      2005     2004     2003     2002     2001
                                    ---------   ---------   ------   ------   ------   ------   ------
Balance, beginning of year            $8,361      $6,787    $6,787   $6,097   $5,789   $5,265   $5,291
                                      ------      ------    ------   ------   ------   ------   ------
Charge-offs:
   Real estate loans                       9         100       264      375      168      123      144
   Installment loans                      73          56       224      217      326      116      138
   Credit cards and related plans          9          65       198      178      171      190      200
   Commercial and other loans              8          61       298       16      303      123      231
                                      ------      ------    ------   ------   ------   ------   ------
Total charge-offs                         99         282       984      786      968      552      713
                                      ------      ------    ------   ------   ------   ------   ------
Recoveries:
   Real estate loans                      --          12        14        3       75       30        6
   Installment loans                      15          24        61       32       52       30       27
   Credit cards and related plans         12           4        30       23       17       18       20
   Commercial and other loans             26           5        50       18       32       58       34
                                      ------      ------    ------   ------   ------   ------   ------
Total recoveries                          53          45       155       76      176      136       87
                                      ------      ------    ------   ------   ------   ------   ------
Net charge-offs                           46         237       829      710      792      416      626
Allowance for loan losses
   recorded in acquisition                --          --       377       --       --       --       --
Provision for loan losses                600         375     2,026    1,400    1,100      940      600
                                      ------      ------    ------   ------   ------   ------   ------
Balance, end of period                $8,915      $6,925    $8,361   $6,787   $6,097   $5,789   $5,265
                                      ======      ======    ======   ======   ======   ======   ======

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE



                      AS OF                 AS OF DECEMBER 31,
                    MARCH 31,   ------------------------------------------
(IN THOUSANDS)         2006      2005     2004     2003     2002     2001
                    ---------   ------   ------   ------   ------   ------
Commercial            $2,357    $2,705   $1,909   $1,578   $1,315   $  852
Consumer mortgage      2,969     2,806      513      456      460      188
Impaired loans         2,603     2,374    1,378    1,542    1,877    1,736
Consumer                 604       476      409      404      378      302
Unallocated              382        --    2,578    2,117    1,759    2,187
                      ------    ------   ------   ------   ------   ------
Total Allowance       $8,915    $8,361   $6,787   $6,097   $5,789   $5,265
                      ======    ======   ======   ======   ======   ======

TABLE IX - PAST DUE AND IMPAIRED LOANS

                                                          MAR. 31,   DEC. 31,   DEC. 31,   DEC. 31,
(IN THOUSANDS)                                              2006       2005       2004       2003
                                                          --------   --------   --------   --------
Impaired loans without a valuation allowance               $  819     $  910     $3,552     $  114
Impaired loans with a valuation allowance                   8,148      7,306      4,709      4,507
                                                           ------     ------     ------     ------
Total impaired loans                                       $8,967     $8,216     $8,261     $4,621
                                                           ======     ======     ======     ======
Valuation allowance related to impaired loans              $2,603     $2,374     $1,378     $1,542
Total non-accrual loans                                    $9,176     $6,365     $7,796     $1,145
Total loans past due 90 days or more and still accruing    $1,139     $1,369     $1,307     $2,546

TABLE X - SUMMARY OF LOANS BY TYPE

                                                                  AS OF DECEMBER 31,
                                     MARCH 31,   ----------------------------------------------------
(IN THOUSANDS)                          2006       2005       2004       2003       2002       2001
                                     ---------   --------   --------   --------   --------   --------
Real estate - construction           $  8,545    $  5,552   $  4,178   $  2,856   $    103   $  1,814
Real estate - residential mortgage    366,306     361,857    347,705    330,807    292,136    245,997
Real estate - commercial mortgage     175,907     153,661    128,073    100,240     78,317     60,267
Consumer                               32,520      31,559     31,702     33,977     31,532     29,284
Agricultural                            2,199       2,340      2,872      2,948      3,024      2,344
Commercial                             38,089      69,396     43,566     34,967     30,874     24,696
Other                                   1,844       1,871      1,804      1,183      2,001      1,195
Political subdivisions                 27,576      27,063     19,713     17,854     13,062     13,479
Lease receivables                          --          --         --         65         96        152
                                     --------    --------   --------   --------   --------   --------
Total                                 652,986     653,299    579,613    524,897    451,145    379,228
Less: allowance for loan losses        (8,915)     (8,361)    (6,787)    (6,097)    (5,789)    (5,265)
                                     --------    --------   --------   --------   --------   --------
Loans, net                           $644,071    $644,938   $572,826   $518,800   $445,356   $373,963
                                     ========    ========   ========   ========   ========   ========

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

In connection with IPCD transactions, the Corporation has entered into Equity Indexed Call Option (Swap) contracts with the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh). Under the terms of the Swap contracts, the Corporation must pay FHLB-Pittsburgh quarterly amounts calculated based on the contractual amount of IPCDs issued times a negotiated rate. In return, FHLB-Pittsburgh is obligated to pay the Corporation, at the time of maturity of the IPCDs, an amount equal to 90% of the appreciation (as defined) in the S&P 500 index. If the S&P 500 index does not appreciate over the term of the related IPCDs, the FHLB-Pittsburgh would make no payment to the Corporation. The effect of the Swap contracts is to limit the Corporation's cost of IPCD funds to the market rate of interest paid to FHLB-Pittsburgh. (In addition, the Corporation paid a fee of 0.75% to a consulting firm at inception of each deposit. These fees are being amortized to interest expense over the term of the IPCDs.) Swap assets or liabilities are carried at fair value, and included in other assets or other liabilities in the consolidated balance sheet. Changes in fair value of swap liabilities are included in other expense in the consolidated income statement.

Amounts recorded as of March 31, 2006 and December 31, 2005, and for the first quarters of 2006 and 2005, related to IPCDs are as follows (in thousands):

                                                       MARCH 31,   DEC. 31,
                                                          2006       2005
                                                       ---------   --------
Contractual amount of IPCDs (equal
   to notional amount of Swap contracts)                $3,947      $3,952
Carrying value of IPCDs                                  3,765       3,733
Carrying value of embedded derivative liabilities          558         558
Carrying value of Swap contract (assets) liabilities      (386)       (346)

                   3 MONTHS ENDED   3 MONTHS ENDED
                      MARCH 31,        MARCH 31,
                        2006             2005
                   --------------   --------------
Interest expense         $39              $40
Other expense             --               --

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by mortgage loans and various investment securities. At March 31, 2006, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $163,127,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2006, the carrying value of non-pledged securities was $182,223,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation's consolidated capital ratios at March 31, 2006 are as follows:

Total capital to risk-weighted assets    17.83%
Tier 1 capital to risk-weighted assets   16.15%
Tier 1 capital to average total assets   10.79%

Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures (discussed in the "Financial Position" section of Management's Discussion and Analysis) during the next 12 months, though expected to be substantial, are not expected to have a significantly detrimental effect on capital ratios.

As shown in the consolidated balance sheet, Accumulated Other Comprehensive Income fell to $2,332,000 at March 31, 2006 from $4,698,000 at December 31, 2005. The Accumulated Other Comprehensive Income balance represents unrealized gains and losses on available-for-sale securities, net of deferred income tax. Rising interest rates, which reduce the market prices of debt securities, were a significant factor in the decline in Accumulated Other Comprehensive Income at March 31, 2006 compared to December 31, 2005, as well as the effect of gains realized from the sales of securities during the same period.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Since mid-2004, the Federal Reserve Board has increased the Fed funds target rate 15 times from 1% to its current level of 4.75%. Further concerns about the possibility of inflation could lead to further increases in the Fed funds target rate, which management believes would be detrimental to the corporation's net interest margin. Although management cannot predict future changes in the rate of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressure, in managing interest rate and other financial risks.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

Citizens & Northern Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of Citizens & Northern Bank are included in management's monthly simulation model calculations. Since Citizens & Northern Bank makes up more than 90% of the Corporation's total assets and liabilities, and because Citizens & Northern Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.

Citizens & Northern Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The Bank's policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As Table XI shows, as of March 31, 2006 and December 31, 2005, the decline in net interest income and market value exceed the policy threshold marks, if interest rates rise immediately by 200 or 300 basis points. The "out of policy" positions are a reflection of the Corporation's liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management has reviewed these positions with the Board of Directors monthly throughout 2005 and to date in 2006. In addition, management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to rising interest rates.

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

MARCH 31, 2006 DATA
(IN THOUSANDS)

                                         PERIOD ENDING MARCH 31, 2007
                              -----------------------------------------------------
                                                                               NII
                              INTEREST   INTEREST   NET INTEREST     NII       RISK
BASIS POINT CHANGE IN RATES    INCOME     EXPENSE   INCOME (NII)   % CHANGE   LIMIT
---------------------------   --------   --------   ------------   --------   -----
+300                           $66,498    $45,678      $20,820      -28.3%    20.0%
+200                            64,820     41,162       23,658      -18.6%    15.0%
+100                            63,061     36,647       26,414       -9.1%    10.0%
   0                            61,181     32,131       29,050        0.0%     0.0%
-100                            58,681     27,646       31,035        6.8%    10.0%
-200                            55,715     23,608       32,107       10.5%    15.0%
-300                            52,428     20,197       32,231       11.0%    20.0%

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

MARCH 31, 2006 DATA, CONTINUED
(IN THOUSANDS)

                              MARKET VALUE OF PORTFOLIO EQUITY
                                      AT MARCH 31, 2006
                              --------------------------------
                               PRESENT    PRESENT     PRESENT
                                VALUE      VALUE       VALUE
BASIS POINT CHANGE IN RATES    EQUITY    % CHANGE   RISK LIMIT
---------------------------   --------   --------   ----------
+300                          $ 49,920    -59.5%       45.0%
+200                            73,963    -40.0%       35.0%
+100                            98,947    -19.8%       25.0%
   0                           123,300      0.0%        0.0%
-100                           140,755     14.2%       25.0%
-200                           151,127     22.6%       35.0%
-300                           159,675     29.5%       45.0%

DECEMBER 31, 2005 DATA
(IN THOUSANDS)

                                            PERIOD ENDING DECEMBER 31, 2006
                              ----------------------------------------------------------
                              INTEREST   INTEREST   NET INTEREST     NII          NII
BASIS POINT CHANGE IN RATES    INCOME     EXPENSE   INCOME (NII)   % CHANGE   RISK LIMIT
---------------------------   --------   --------   ------------   --------   ----------
+300                           $66,381    $43,764      $22,617      -24.8%       20.0%
+200                            64,649     39,466       25,183      -16.3%       15.0%
+100                            62,850     35,168       27,682       -7.9%       10.0%
   0                            60,942     30,871       30,071        0.0%        0.0%
-100                            58,178     26,573       31,605        5.1%       10.0%
-200                            55,000     23,098       31,902        6.1%       15.0%
-300                            51,805     19,877       31,928        6.2%       20.0%

                              MARKET VALUE OF PORTFOLIO EQUITY
                                    AT DECEMBER 31, 2005
                              --------------------------------
                               PRESENT    PRESENT     PRESENT
                                VALUE      VALUE       VALUE
BASIS POINT CHANGE IN RATES    EQUITY    % CHANGE   RISK LIMIT
---------------------------   --------   --------   ----------
+300                          $ 54,493    -56.8%       45.0%
+200                            77,762    -38.3%       35.0%
+100                           102,136    -19.0%       25.0%
   0                           126,029      0.0%        0.0%
-100                           142,377     13.0%       25.0%
-200                           151,148     19.9%       35.0%
-300                           160,867     27.6%       45.0%

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $2,000,000 at March 31, 2006 and $1,997,000 at December 31, 2005.

Investments in bank stocks are subject to the risk factors that affect the banking industry in general, including competition from non-bank entities, credit risk, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of bank and bank holding companies located in Pennsylvania, these investments could decline in market value if there is a downturn in the state's economy.

Equity securities held as of March 31, 2006 and December 31, 2005 are presented in Table XII.

TABLE XII - EQUITY SECURITIES

                                                       HYPOTHETICAL   HYPOTHETICAL
                                                            10%            20%
                                                        DECLINE IN     DECLINE IN
                                               FAIR       MARKET         MARKET
(IN THOUSANDS)                       COST     VALUE        VALUE          VALUE
                                   -------   -------   ------------   ------------
AT MARCH 31, 2006
Banks and bank holding companies   $19,080   $27,564     $(2,756)       $(5,513)
Other equity securities              4,045     4,551        (455)          (910)
                                   -------   -------     -------        -------
   Total                           $23,125   $32,115     $(3,211)       $(6,423)
                                   =======   =======     =======        =======

                                                       HYPOTHETICAL   HYPOTHETICAL
                                                            10%            20%
                                                        DECLINE IN     DECLINE IN
                                               FAIR       MARKET         MARKET
                                     COST     VALUE        VALUE         VALUE
                                   -------   -------   ------------   ------------
AT DECEMBER 31, 2005
Banks and bank holding companies   $20,010   $28,879     $(2,888)       $(5,776)
Other equity securities              4,023     4,387        (439)          (877)
                                   -------   -------     -------        -------
   Total                           $24,033   $33,266     $(3,327)       $(6,653)
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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Corporation and the subsidiary banks are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation's financial condition or results of operations.

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation's Form 10-K filed March 3, 2006

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     a. Issuer Sales of Equity Securities

          During the quarter ended March 31, 2006, the Corporation issued 1,700 shares of common stock held in treasury upon the exercise of stock options by employees under the Corporation's equity compensation plans. Exercise price for the stock options was $17.00 per share and resulted in aggregate cash proceeds to the Corporation of $28,900. Treasury shares were issued upon exercise of these options by a small number of employees in reliance upon the private placement exemption from registration under Section 4(2) of the Securities Act of 1933.

     c. Issuer Purchases of Equity Securities

          On August 19, 2005, the Corporation announced a plan to repurchase shares of its outstanding common stock up to a total of $3 million over the period ending August 31, 2006.The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management's sole opinion, market conditions warrant and based on stock availability, price and the Company's financial performance. The Corporation announced that it is anticipated such purchases will be made during the remaining period, although no assurance may be given when such purchases will be made or the aggregate number of shares that will be purchased. As of March 31, 2006, the maximum additional value available for purchases under this program is $2,532,000.

          The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the first quarter of 2006:

                                                      TOTAL DOLLAR VALUE
                      TOTAL NUMBER                         OF SHARES
                        OF SHARES     AVERAGE PRICE    PURCHASED UNDER
       PERIOD           PURCHASED    PAID PER SHARE         PROGRAM
       ------         ------------   --------------   ------------------
January 1-31, 2006           --
February 1-28, 2006       6,500          $25.75            $167,375
March 1-31, 2006          9,500           25.40             241,300
                         ------          ------            --------
Quarterly Totals         16,000          $25.54            $408,675
                         ======          ======            ========

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

SIGNATURE PAGE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CITIZENS & NORTHERN CORPORATION


May 5, 2006                             By: Craig G. Litchfield /s/
Date                                        ------------------------------------
                                            Chairman, President and Chief
                                            Executive Officer


May 5, 2006                             By: Mark A. Hughes /s/
Date                                        ------------------------------------
                                            Treasurer and Chief Financial
                                            Officer