Form 10-Q
period 2006-06-30
CITIZENS & NORTHERN CORP
filed 2006-08-04
CIK 810958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

Common Stock ($1.00 par value)   8,249,290 Shares Outstanding on August 2, 2006

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

                                          INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet - June 30, 2006 and
December 31, 2005                                            Page 3

Consolidated Statement of Income - Three Months and Six
Months Ended June 30, 2006 and 2005                          Page 4

Consolidated Statement of Cash Flows - Six Months
Ended June 30, 2006 and 2005                                 Page 5

Notes to Consolidated Financial Statements                   Pages 6 through 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                  Pages 11 through 25

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                          Pages 25 through 28

ITEM 4. CONTROLS AND PROCEDURES                              Page 28

PART II. OTHER INFORMATION                                   Pages 28 through 30

SIGNATURES                                                   Page 31

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer                                      Page 32

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer                                      Page 33

Exhibit 32. Section 1350 Certifications                      Page 34

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

                                                                          JUNE 30,     DECEMBER 31,
                                                                            2006           2005
                                                                         -----------   ------------
                                                                         (UNAUDITED)      (NOTE)
ASSETS
Cash and due from banks:
   Noninterest-bearing                                                   $   19,242    $   20,922
   Interest-bearing                                                          22,842         5,524
                                                                         ----------    ----------
      Total cash and cash equivalents                                        42,084        26,446
Available-for-sale securities                                               362,573       427,298
Held-to-maturity securities                                                     418           422
Loans, net                                                                  650,294       644,938
Bank-owned life insurance                                                    18,943        18,643
Accrued interest receivable                                                   4,890         5,500
Bank premises and equipment, net                                             23,306        22,605
Foreclosed assets held for sale                                                 654           194
Intangible Asset - Core Deposit Intangible                                      400           464
Intangible Asset - Goodwill                                                   2,919         2,919
Other assets                                                                 17,226        13,525
                                                                         ----------    ----------
TOTAL ASSETS                                                             $1,123,707    $1,162,954
                                                                         ==========    ==========

LIABILITIES

Deposits:
   Noninterest-bearing                                                   $  104,827    $   96,644
   Interest-bearing                                                         651,647       660,421
                                                                         ----------    ----------
      Total deposits                                                        756,474       757,065
Dividends payable                                                             1,987         1,973
Short-term borrowings                                                        50,950        34,734
Long-term borrowings                                                        180,889       232,205
Accrued interest and other liabilities                                        4,781         5,009
                                                                         ----------    ----------
TOTAL LIABILITIES                                                           995,081     1,030,986
                                                                         ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares,
   issued 8,472,382 in 2006 and 8,389,418 in 2005                             8,472         8,389
Stock dividend distributable                                                     --         2,183
Paid-in capital                                                              27,059        24,964
Retained earnings                                                            95,773        93,728
                                                                         ----------    ----------
   Total                                                                    131,304       129,264
Accumulated other comprehensive (loss) income                                   (89)        4,698
Unamortized stock compensation                                                  (30)          (50)
Treasury stock, at cost:
   193,557 shares at June 30, 2006                                           (2,559)
   168,627 shares at December 31, 2005                                                     (1,944)
                                                                         ----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                                  128,626       131,968
                                                                         ----------    ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $1,123,707    $1,162,954
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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                       3 MONTHS ENDED           FISCAL YEAR TO DATE
                                                                 -------------------------    6 MONTHS ENDED JUNE 30,
                                                                  JUNE 30,      JUNE 30,     -------------------------
                                                                    2006          2005          2006          2005
                                                                  (CURRENT)   (PRIOR YEAR)    (CURRENT)   (PRIOR YEAR)
                                                                 ----------   ------------   ----------   ------------
INTEREST INCOME
   Interest and fees on loans                                    $   10,695    $    9,318    $   20,861    $   18,324
   Interest on balances with depository institutions                     23             9            35            13
   Interest on loans to political subdivisions                          335           268           646           515
   Interest on federal funds sold                                        53            22            96            30
   Income from available-for-sale and
      held-to-maturity securities:
      Taxable                                                         3,550         3,618         7,277         7,279
      Tax-exempt                                                      1,046         1,415         2,382         2,887
      Dividends                                                         282           258           550           553
                                                                 ----------    ----------    ----------    ----------
   Total interest and dividend income                                15,984        14,908        31,847        29,601
                                                                 ----------    ----------    ----------    ----------
INTEREST EXPENSE
   Interest on deposits                                               5,298         3,628        10,307         7,054
   Interest on short-term borrowings                                    623           332         1,049           557
   Interest on long-term borrowings                                   1,645         2,195         3,488         4,501
                                                                 ----------    ----------    ----------    ----------
   Total interest expense                                             7,566         6,155        14,844        12,112
                                                                 ----------    ----------    ----------    ----------
   Interest margin                                                    8,418         8,753        17,003        17,489
   (Credit) provision for loan losses                                  (300)          375           300           750
                                                                 ----------    ----------    ----------    ----------
   Interest margin after (credit) provision for loan losses           8,718         8,378        16,703        16,739
                                                                 ----------    ----------    ----------    ----------

OTHER INCOME
   Service charges on deposit accounts                                  513           383           963           725
   Service charges and fees                                             109           109           174           196
   Trust and financial management revenue                               547           571         1,058         1,050
   Insurance commissions, fees and premiums                             121            86           260           184
   Increase in cash surrender value of life insurance                   153           140           300           279
   Fees related to credit card operation                                 --           203            --           390
   Other operating income                                               494           395           971           768
                                                                 ----------    ----------    ----------    ----------
   Total other income before realized gains on securities, net        1,937         1,889         3,726         3,592
   Realized gains on securities, net                                  1,333           929         2,648         1,995
                                                                 ----------    ----------    ----------    ----------
   Total other income                                                 3,270         2,818         6,374         5,587
                                                                 ----------    ----------    ----------    ----------

OTHER EXPENSES
   Salaries and wages                                                 3,364         3,048         6,686         5,923
   Pensions and other employee benefits                               1,005           953         2,148         1,985
   Occupancy expense, net                                               594           461         1,140           925
   Furniture and equipment expense                                      668           650         1,318         1,298
   Pennsylvania shares tax                                              244           197           488           412
   Other operating expense                                            2,101         1,864         4,039         3,758
                                                                 ----------    ----------    ----------    ----------
   Total other expenses                                               7,976         7,173        15,819        14,301
                                                                 ----------    ----------    ----------    ----------
   Income before income tax provision                                 4,012         4,023         7,258         8,025
   Income tax provision                                                 813           725         1,239         1,432
                                                                 ----------    ----------    ----------    ----------
NET INCOME                                                       $    3,199    $    3,298    $    6,019    $    6,593
                                                                 ==========    ==========    ==========    ==========

PER SHARE DATA:
Net income - basic                                               $     0.39    $     0.40    $     0.73    $     0.80
Net income - diluted                                             $     0.39    $     0.39    $     0.72    $     0.79
                                                                 ----------    ----------    ----------    ----------
Dividend per share                                               $     0.24    $     0.23    $     0.48    $     0.46
                                                                 ----------    ----------    ----------    ----------
Number of shares used in computation - basic                      8,281,011     8,292,574     8,288,921     8,283,921
Number of shares used in computation - diluted                    8,303,913     8,356,885     8,319,241     8,351,384

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                                            6 MONTHS ENDED
                                                                         --------------------
                                                                         JUNE 30,    JUNE 30,
                                                                           2006        2005
                                                                         --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  6,019   $   6,593
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                               300         750
      Realized gains on securities, net                                    (2,648)     (1,995)
      Gain on sale of premises and equipment                                  (26)         --
      Gain on sale of foreclosed assets, net                                  (52)       (113)
      Depreciation expense                                                  1,266       1,111
      Loss from writedown of impaired premises and equipment                  169          --
      Accretion and amortization of securities, net                           245         142
      Increase in cash surrender value of life insurance                     (300)       (279)
      Amortization of restricted stock                                         20          46
      Amortization of core deposit intangible                                  64          --
      Increase in accrued interest receivable and other assets             (2,902)     (1,980)
      Increase in accrued interest payable and other liabilities              656       1,835
                                                                         --------   ---------
         Net Cash Provided by Operating Activities                          2,811       6,110
                                                                         --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of held-to-maturity securities                        3           5
   Proceeds from sales of available-for-sale securities                    68,962     103,978
   Proceeds from calls and maturities of available-for-sale securities     17,469      32,764
   Purchase of available-for-sale securities                              (26,556)   (116,208)
   Purchase of Federal Home Loan Bank of Pittsburgh stock                    (958)     (3,053)
   Redemption of Federal Home Loan Bank of Pittsburgh stock                 2,352       3,554
   Net increase in loans                                                   (6,215)    (32,637)
   Purchase of premises and equipment                                      (2,332)     (2,845)
   Proceeds from sales of premises and equipment                              222          --
   Proceeds from sale of foreclosed assets                                    151         643
                                                                         --------   ---------
      Net Cash Provided by (Used in) Investing Activities                  53,098     (13,800)
                                                                         --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in deposits                                       (591)      8,560
   Net increase in short-term borrowings                                   16,216      16,384
   Proceeds from long-term borrowings                                          --      19,557
   Repayments of long-term borrowings                                     (51,316)    (35,785)
   Purchase of treasury stock                                                (651)         --
   Sale of treasury stock                                                      49         453
   Tax benefit from compensation plans                                          7          --
   Dividends paid                                                          (3,985)     (3,779)
                                                                         --------   ---------
      Net Cash (Used In) Provided by Financing Activities                 (40,271)      5,390
                                                                         --------   ---------
INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                          15,638      (2,300)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               26,446      18,953
                                                                         --------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 42,084   $  16,653
                                                                         ========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Assets acquired through foreclosure of real estate loans              $    559   $     199
   Interest paid                                                         $ 14,958   $  10,503
   Income taxes paid                                                     $  1,500   $   1,325

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

Results reported for the three-month and six-month periods ended June 30, 2006 might not be indicative of the results for the year ending December 31, 2006.

Certain merchant services revenue previously included in fees related to credit card operations has been reclassified to Other Operating Income. Merchant services revenue was $45,000 and $35,000 for the three months ended June 30, 2006 and 2005. Merchant services revenue was $80,000 and $58,000 for the six months ended June 30, 2006 and 2005.

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

                                                           WEIGHTED-
                                                            AVERAGE    EARNINGS
                                                 NET         COMMON       PER
                                                INCOME       SHARES      SHARE
                                             -----------   ---------   --------
SIX MONTHS ENDED JUNE 30, 2006
Earnings per share - basic                   $6,019,000    8,288,921     $0.73
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     140,995
   Hypothetical share repurchase at $24.44                  (110,675)
                                             ----------    ---------     -----
Earnings per share - diluted                 $6,019,000    8,319,241     $0.72
                                             ==========    =========     =====
SIX MONTHS ENDED JUNE 30, 2005
Earnings per share - basic                   $6,593,000    8,283,921     $0.80
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     231,305
   Hypothetical share repurchase at $30.05                  (163,842)
                                             ----------    ---------     -----
Earnings per share - diluted                 $6,593,000    8,351,384     $0.79
                                             ==========    =========     =====

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

                                                           WEIGHTED-
                                                            AVERAGE    EARNINGS
                                                 NET         COMMON       PER
                                                INCOME       SHARES      SHARE
                                             -----------   ---------   --------
QUARTER ENDED JUNE 30, 2006
Earnings per share - basic                   $3,199,000    8,281,011     $0.39
Dilutive effect of potential common stock
   arising from stock options:
   Exercise of outstanding stock options                     122,005
   Hypothetical share repurchase at $22.70                   (99,103)
                                             ----------    ---------     -----
Earnings per share - diluted                 $3,199,000    8,303,913     $0.39
                                             ==========    =========     =====
QUARTER ENDED JUNE 30, 2005
Earnings per share - basic                   $3,298,000    8,292,574     $0.40
Dilutive effect of potential common stock
  arising from stock options:
   Exercise of outstanding stock options                     220,808
   Hypothetical share repurchase at $30.11                  (156,497)
                                             ----------    ---------     -----
Earnings per share - diluted                 $3,298,000    8,356,885     $0.39
                                             ==========    =========     =====

3. STOCK COMPENSATION PLANS

Effective in the first quarter of 2006, the Financial Accounting Standards Board issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The provisions of SFAS 123R must be applied to any new awards granted, and to any modifications of existing awards. Since the Corporation has neither modified, nor issued, any new options in 2006, and all options issued prior to December 31, 2005 are fully vested, the provisions of SFAS No. 123R have no impact on net income in 2006.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

                                                3 MONTHS ENDED    6 MONTHS ENDED
                                                   JUNE 30,          JUNE 30,
                                               ---------------   ---------------
(NET INCOME IN THOUSANDS)                       2006     2005     2006     2005
                                               ------   ------   ------   ------
Net income, as reported                        $3,199   $3,298   $6,019   $6,593
Deduct: Total stock option compensation
   expense determined under fair value
   method for all awards, net of tax effects       --      (34)      --      (69)
                                               ------   ------   ------   ------
Pro forma net income                           $3,199   $3,264   $6,019   $6,524
                                               ======   ======   ======   ======
Earnings per share-basic
   As reported                                 $ 0.39   $ 0.40   $ 0.73   $ 0.80
   Pro forma                                   $ 0.39   $ 0.39   $ 0.73   $ 0.79
Earnings per share-diluted
   As reported                                 $ 0.39   $ 0.39   $ 0.72   $ 0.79
   Pro forma                                   $ 0.39   $ 0.39   $ 0.72   $ 0.78

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

The components of comprehensive income, and the related tax effects, are as follows:

                                                                        3 MONTHS ENDED        6 MONTHS ENDED
                                                                     -------------------   -------------------
                                                                     JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
(IN THOUSANDS)                                                         2006       2005       2006       2005
                                                                     --------   --------   --------   --------
Net income                                                           $ 3,199    $ 3,298    $ 6,019    $ 6,593
Unrealized holding gains (losses) on available-for-sale securities    (2,342)     4,759     (4,607)    (1,122)
Reclassification adjustment for gains realized in income              (1,333)      (929)    (2,648)    (1,995)
                                                                     -------    -------    -------    -------
Other comprehensive income (loss) before income tax                   (3,675)     3,830     (7,255)    (3,117)
Income tax related to other comprehensive income/loss                  1,254     (1,302)     2,468      1,060
                                                                     -------    -------    -------    -------
Other comprehensive income (loss)                                     (2,421)     2,528     (4,787)    (2,057)
                                                                     -------    -------    -------    -------
Comprehensive income                                                 $   778    $ 5,826    $ 1,232    $ 4,536
                                                                     =======    =======    =======    =======

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

5. SECURITIES

Amortized cost and fair value of securities at June 30, 2006 are summarized as follows:

                                                                    JUNE 30, 2006
                                                   ----------------------------------------------
                                                                  GROSS        GROSS
                                                               UNREALIZED   UNREALIZED
                                                   AMORTIZED     HOLDING      HOLDING      FAIR
(IN THOUSANDS)                                        COST        GAINS       LOSSES       VALUE
                                                   ---------   ----------   ----------   --------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies       $ 34,000    $     --     $(1,179)    $ 32,821
Obligations of states and political subdivisions      74,495         852      (1,054)      74,293
Mortgage-backed securities                           123,153          65      (4,843)     118,375
Other securities                                     107,456         844      (2,083)     106,217
                                                    --------    --------     -------     --------
Total debt securities                                339,104       1,761      (9,159)     331,706
Marketable equity securities                          23,612       7,569        (314)      30,867
                                                    --------    --------     -------     --------
Total                                               $362,716    $  9,330     $(9,473)    $362,573
                                                    ========    ========     =======     ========
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury                    $    312    $      2     $    --     $    314
Obligations of other U.S. Government agencies             98           5          --          103
Mortgage-backed securities                                 8          --          --            8
                                                    --------    --------     -------     --------
Total                                               $    418    $      7     $    --     $    425
                                                    ========    ========     =======     ========

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

                                                    LESS THAN 12 MONTHS      12 MONTHS OR MORE             TOTAL
                                                   ---------------------   ---------------------   ---------------------
                                                     FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
(IN THOUSANDS)                                       VALUE      LOSSES       VALUE      LOSSES       VALUE      LOSSES
                                                   --------   ----------   --------   ----------   --------   ----------
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies      $ 26,119    $  (881)    $  6,702    $  (298)    $ 32,821    $(1,179)
Obligations of states and political subdivisions     33,281       (741)       9,048       (313)      42,329     (1,054)
Mortgage-backed securities                           27,021       (696)      88,247     (4,147)     115,268     (4,843)
Other securities                                     50,681       (653)      36,070     (1,430)      86,751     (2,083)
                                                   --------    -------     --------    -------     --------    -------
Total debt securities                               137,102     (2,971)     140,067     (6,188)     277,169     (9,159)
Marketable equity securities                          1,949       (116)       2,772       (198)       4,721       (314)
                                                   --------    -------     --------    -------     --------    -------
Total temporarily impaired available-for-sale
   securities                                      $139,051    $(3,087)    $142,839    $(6,386)    $281,890    $(9,473)
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

The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, management believes the Corporation's debt securities at June 30, 2006 were not other-than-temporarily impaired.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

6. DEFINED BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.

In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at June 30, 2006 and December 31, 2005, and will not affect the Corporation's future expenses.

The Corporation uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these defined benefit plans are as follows:

                                                   PENSION      POSTRETIREMENT
                                                     SIX              SIX
                                                 MONTHS ENDED    MONTHS ENDED
                                                    JUNE 30,       JUNE 30,
                                                -------------   --------------
(IN THOUSANDS)                                   2006    2005     2006   2005
                                                -----   -----     ----   ----
Service cost                                    $ 305   $ 238      $32    $24
Interest cost                                     315     309       31     33
Expected return on plan assets                   (416)   (397)      --     --
Amortization of transition (asset) obligation     (12)    (12)      18     18
Recognized net actuarial loss (gain)               39      19        1      1
                                                -----   -----      ---    ---
Net periodic benefit cost (benefit)             $ 231   $ 157      $82    $76
                                                =====   =====      ===    ===

                                                   PENSION      POSTRETIREMENT
                                                    THREE            THREE
                                                 MONTHS ENDED    MONTHS ENDED
                                                    JUNE 30,       JUNE 30,
                                                -------------   --------------
(IN THOUSANDS)                                   2006    2005     2006   2005
                                                -----   -----     ----   ----
Service  cost                                   $ 153   $ 119      $16    $12
Interest cost                                     158     154       16     16
Expected return on plan assets                   (208)   (199)      --     --
Amortization of transition (asset) obligation      (6)     (6)       9      9
Recognized net actuarial loss (gain)               19       9       --     --
                                                -----   -----      ---    ---
Net periodic benefit cost (benefit)             $ 116   $  77      $41    $37
                                                =====   =====      ===    ===

For 2006, the minimum funding requirement for the defined benefit pension plan is $379,000; however, the Board of Directors authorized funding, in April 2006, up to the maximum funding limit of $640,000. For the six months to date of 2006, the Corporation funded postretirement contributions totaling $26,000, with estimated annual postretirement contributions of $62,000 expected in 2006 for the full year.

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

REFERENCES TO 2006 AND 2005

Unless otherwise noted, all references to "2006" in the following discussion of operating results are intended to mean the six months ended June 30, 2006, and similarly, references to "2005" relate to the six months ended June 30, 2005.

EARNINGS OVERVIEW

Net income in 2006 was $6,019,000, which represents a decrease of 8.7% in net income compared to net income of $6,593,000 for 2005. Net income per share was $0.73 (basic) and $0.72 (diluted) for 2006. Return on average assets was 1.05% in 2006, as compared to 1.17% in 2005. Return on average equity was 9.17% for 2006, as compared to 9.96% for the same period in 2005.

The most significant income statement changes between 2006 and 2005 were as follows:

     - The net interest margin was $17,003,000 in 2006, a decrease of $486,000, or 2.8%, from $17,489,000 in 2005. Despite growth in both loans and deposits, the continued decrease in Net Interest Margin is attributed primarily to increases in short-term interest rates, compared to relatively flat long-term rates associated with the loan portfolio. Changes in the net interest margin are discussed in more detail later in Management's Discussion and Analysis.

     - Other (non-interest) expenses increased $1,518,000, or 10.6%, in 2006 compared to 2005. For the first six months of 2006, a total of $1,200,000 of the total increase related to operations and start-up costs in new markets. New branch operations include First State Bank, our Jersey Shore office (opened August 2005) and our Old Lycoming Township office (opened March 2006). The other significant organizational change affecting the comparison of noninterest expense between 2006 and 2005 is the sale of the credit card portfolio that took place in the fourth quarter 2005. Total noninterest expense attributable to the credit card operation was $534,000 in 2005. Additional discussion of Other Expenses is described in the "Non-interest Expense" section of Management's Discussion and Analysis.

     - The provision for loan losses was $300,000 in the first six months of 2006, which is a decrease of $450,000 compared to the same period in 2005. In 2006, the negotiations and workout of a few large commercial loans were completed which resulted in actual charge-offs being less than the previously established estimated allowances by approximately $500,000.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

     - Net realized gains on securities were $2,648,000 in the first six months of 2006, an increase of $653,000, compared to $1,995,000 in 2005. Sales of bank stocks provided most of the gains realized in 2006.

Net income in the second quarter 2006 was $3,199,000, down 3.0% from second quarter 2005 net income, but up $379,000 (13.4%) from the first quarter 2006. Net income per share (basic and diluted) was $0.39 in the second quarter 2006, as compared to $0.40 (basic) and $0.39 (diluted) in the second quarter 2005, and up from $0.34 (basic and diluted) in the first quarter 2006. In the second quarter 2006, the Corporation recorded a credit for loan losses (reduction in expense) of $300,000, as compared to loan loss expense of $375,000 in the second quarter 2005 and $600,000 in the first quarter 2006. The credit for loan losses in the second quarter 2006 was mainly the result of the commercial loan workout situations previously mentioned.

TABLE I - QUARTERLY FINANCIAL DATA
(IN THOUSANDS)

                                                  JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                                    2006       2006       2005        2005       2005       2005
                                                  --------   --------   --------   ---------   --------   --------
Interest income                                   $15,984     $15,863   $15,936     $15,571     $14,908    $14,693
Interest expense                                    7,566       7,278     7,149       6,426       6,155      5,957
                                                  -------     -------   -------     -------     -------    -------
Interest margin                                     8,418       8,585     8,787       9,145       8,753      8,736
(Credit) provision for loan losses                   (300)        600       901         375         375        375
                                                  -------     -------   -------     -------     -------    -------
Interest margin after provision for loan losses     8,718       7,985     7,886       8,770       8,378      8,361
Other income                                        1,937       1,789     1,895       2,149       1,889      1,703
Securities gains (losses)                           1,333       1,315      (586)        393         929      1,066
Gain from sale of credit card loans                    --          --     1,906          --          --         --
Other expenses                                      7,976       7,843     7,358       7,303       7,173      7,128
                                                  -------     -------   -------     -------     -------    -------
Income before income tax provision                  4,012       3,246     3,743       4,009       4,023      4,002
Income tax provision                                  813         426       639         722         725        707
                                                  -------     -------   -------     -------     -------    -------
Net income                                        $ 3,199     $ 2,820   $ 3,104     $ 3,287     $ 3,298    $ 3,295
                                                  =======     =======   =======     =======     =======    =======
Net income per share - basic                      $  0.39     $  0.34   $  0.37     $  0.40     $  0.40    $  0.40
                                                  =======     =======   =======     =======     =======    =======
Net income per share - diluted                    $  0.39     $  0.34   $  0.37     $  0.39     $  0.39    $  0.39
                                                  =======     =======   =======     =======     =======    =======

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.

PROSPECTS FOR THE REMAINDER OF 2006

Management expects 2006 to continue as a year for building on recent capital investments. The opening of new branches in Jersey Shore (August 2005) and Old Lycoming Township (March 2006) provide growth opportunities in the Lycoming County market, especially for expansion of commercial lending and Trust and financial management relationships. The August 2005 acquisition of Canisteo Valley Corporation, including the First State Bank branches in Canisteo and South Hornell, creates opportunities for market development along the northern border of our current market operations. Excluding any allocation of administrative costs, the Jersey Shore and Old Lycoming branch operations generated a pre-tax loss totaling $279,000 in the first six months of 2006, while Canisteo Valley Corporation and First State Bank produced a modest pre-tax profit of $140,000. Management expects these investments to result in profitability growth within the next 2-4 years; however, in the aggregate, these investments will probably not result in a positive earnings contribution over the second half of 2006.

The yield curve has been flat or slightly inverted (meaning there is little or no difference between short-term and long-term interest rates, or that short-term rates are higher than long-term rates) throughout much of 2005 and all of 2006 to date. In this type of interest rate environment, there is little opportunity for the Corporation to earn a positive spread between earnings on available-for-sale securities and interest costs associated with borrowings. Accordingly, unless the shape of the yield curve changes from its current structure, management expects to utilize cash flows from operations to pay off borrowings as they mature in 2006, effectively reducing total assets and liabilities. Management hopes to use earnings from growth in loans and deposits to offset the anticipated reduction in net interest income associated with the lack of opportunity for a positive spread between earnings on securities and the interest costs on borrowings.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

On November 30, 2005, the Corporation sold substantially its entire credit card portfolio, and recognized a gain of $1.9 million. As part of the sale, the Corporation continued to provide servicing of these credit cards through May 18, 2006. The Corporation recorded a $280,000 liability for the estimated direct costs of providing servicing, net of servicing fees to be received from the buyer. Also in 2005, the Corporation recorded an accrual of $175,000 for estimated losses associated with credit card receivables sold with recourse. The $1.9 million gain recorded in 2005 was net of the servicing and recourse liabilities. Through June 30, 2006, direct servicing costs, net of fees received, have totaled $43,000, with a remaining liability balance for servicing of $237,000. Losses charged against the recourse liability through June 30, 2006, have totaled $58,000, with a remaining liability balance of $117,000. The liabilities for servicing and recourse losses are included in accrued interest and other liabilities in the consolidated balance sheet. Management expects to pay for additional expenditures related to servicing the credit card portfolio, and for losses on receivables sold with recourse, over the remainder of 2006, with the total amount of the expenditures to be determined by mid-December 2006 (the Corporation's recourse obligation expires as of November 30, 2006). Management expects to record the difference between the total amount of the additional servicing expenditures and recourse losses, and the related liability balances, as a gain or loss in the fourth quarter 2006.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The net interest margin, on a tax-equivalent basis, of $18,379,000 in 2006 decreased $699,000, or 3.7% from 2005. As reflected in Table IV, interest rate changes had the most significant impact on net interest margin with reductions of $1,753,000 in the net interest margin compared to 2005. The reduction in net interest income from higher rates reflects the Corporation's "liability sensitive" position, that is, deposits and borrowings reprice more quickly, on average, than the earning assets base of loans and available-for-sale securities. Table IV also shows that volume increases had the effect of increasing net interest income of $1,054,000 in 2006 compared to 2005, and was primarily attributed to increased volume of loans. As presented in Table III, the "Interest Rate Spread" (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) tightened further to 2.98% compared to 3.22% for the year ended December 31, 2005 and 3.28% for the first six months of 2005.

INTEREST INCOME AND EARNING ASSETS

Interest income increased 6.5%, to $33,223,000 in 2006 from $31,190,000 in 2005.
Interest and fees from loans increased $2,720,000, or 14.3%, while income from available-for-sale securities decreased $775,000, or 6.4%.

As indicated in Table III, average available-for-sale securities in the first six months of 2006 amounted to $406,914,000, a decrease of 9.5% from the first six months of 2005. Proceeds from sales and maturities of securities have been used, in part, to help fund the continued growth in loans. Also, since short-term interest rates have been rising faster than long-term rates, there have been few opportunities to purchase mortgage-backed securities or other bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities of 5.59% for the first six months of 2006 was higher than the 5.41% level in the first six months of 2005, and the 5.35% rate for the year ended December 31, 2005. The higher average yield on available-for-sale securities is attributed, in part, to the sale of certain lower yielding securities in the fourth quarter 2005. Such lower yielding securities were acquired in 2003 and 2004, when market yields were lower than current conditions. In addition, increased holdings of adjustable rate trust preferred securities in 2005 and 2006 have contributed to the increased yield since the yield on these securities generally rises consistent with short-term rates.

The average balance of gross loans increased 8.9% to $653,577,000 for the first six months of 2006 from $600,163,000 in the first six months of 2005. The acquisition of First State Bank in the third quarter of 2005 provided $22,128,000 of the growth in average gross loans compared to the previous year. Excluding loans acquired from First State Bank, average loans increased 5.2%. The average rate of return on loans was 6.73% in the first six months of 2006, as compared to 6.41% in first six months of 2005, and 6.53% for the year 2005.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense rose $2,732,000, or 22.6%, to $14,844,000 in 2006 from
$12,112,000 in 2005. Table III reflects the current trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities rose to 3.30% for the first six months of of 2006, from 2.81% for the year ended December 31, 2005, and 2.69% for the first six months of 2005. In addition, Table III shows the impact of rising short-term interest rates, by category, on the Corporation's primary sources of funds: (1) money market accounts, which increased to an average rate of 3.18% in 2006 compared to 1.86% in 2005, (2) interest checking accounts, which increased to an average rate of 2.60% from .63%, (3) certificates of deposit, which increased to an average rate of 3.75% from 3.14%, (4) short-term borrowings, which rose to an average rate of 3.92% from 2.46%. The average rate incurred on long-term borrowings remained substantially unchanged, and reflects the replacement of such borrowings with either short-term instruments or repayment using the proceeds from the available-for-sale securities portfolio.

From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased to $752,127,000 in the first six months of 2006, or a 10.9% increase, from $678,209,000 in the first six months of 2005. The increase in the average deposit balances for the first six months of each year has been significantly impacted by fluctuations in deposits from municipal and non-profit customers. In addition, the acquisition of First State Bank provided an increase in average deposits of $26,627,000 in 2006 compared to 2005. The most significant increases in average deposits by categories were $34,490,000 for interest checking accounts (90.7%), $25,618,000 for certificates of deposit (13.7%), $20,562,000 (25.8%) for demand deposit accounts. Most of the increase in interest checking balances is attributable to one local governmental customer, for which the Corporation became the primary depository institution in September 2005. Average money market account balances decreased $13,993,000, or 7.2%, in the first six months of 2006 as compared to the same period in 2005, as some depositors' have moved balances to higher-rate certificates of deposit or withdrawn funds to invest in equities.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The combined average total short-term and long-term borrowed funds decreased $54,282,000 to $255,225,000 in the first six months of 2006 from $309,507,000 in the first six months of 2005. Throughout most of 2005 and 2006, the yield curve has been flat or inverted, limiting opportunities for the Corporation to earn a positive spread over interest costs associated with maintaining borrowed funds. Accordingly, the Corporation has been paying off borrowings as they mature, or rolling them over at terms of less than one year. The pace of such changes or trends is reflected in the Corporation's consolidated balance sheet, as total short-term borrowings increased to $50,950,000 at June 30, 2006 from $34,734,000 at December 31, 2005, while total long-term borrowings decreased to $180,889,000 at June 30, 2006 from $232,205,000 at December 31, 2005.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                            -----------------    INCREASE/
(IN THOUSANDS)                                2006      2005    (DECREASE)
                                            -------   -------   ----------
INTEREST INCOME
Available-for-sale securities:
   Taxable                                  $ 7,815   $ 7,820     $    (5)
   Tax-exempt                                 3,467     4,237        (770)
                                            -------   -------     -------
      Total available-for-sale securities    11,282    12,057        (775)
                                            -------   -------     -------
Held-to-maturity securities,
   Taxable                                       12        12          --
Interest-bearing due from banks                  35        13          22
Federal funds sold                               96        30          66
Loans:
   Taxable                                   20,861    18,324       2,537
   Tax-exempt                                   937       754         183
                                            -------   -------     -------
      Total loans                            21,798    19,078       2,720
                                            -------   -------     -------
Total Interest Income                        33,223    31,190       2,033
                                            -------   -------     -------
INTEREST EXPENSE
Interest checking                               936       118         818
Money market                                  2,828     1,782       1,046
Savings                                         172       141          31
Certificates of deposit                       3,952     2,906       1,046
Individual Retirement Accounts                2,416     2,104         312
Other time deposits                               3         3          --
Short-term borrowings                         1,049       557         492
Long-term borrowings                          3,488     4,501      (1,013)
                                            -------   -------     -------
Total Interest Expense                       14,844    12,112       2,732
                                            -------   -------     -------
Net Interest Income                         $18,379   $19,078     $  (699)
                                            =======   =======     =======

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation's marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

                                                     6 MONTHS                 YEAR                 6 MONTHS
                                                       ENDED     RATE OF      ENDED     RATE OF      ENDED     RATE OF
                                                     6/30/2006   RETURN/   12/31/2005   RETURN/    6/30/2005   RETURN/
                                                      AVERAGE    COST OF     AVERAGE    COST OF     AVERAGE    COST OF
(DOLLARS IN THOUSANDS)                                BALANCE    FUNDS %     BALANCE    FUNDS %     BALANCE    FUNDS %
                                                    ----------   -------   ----------   -------   ----------   -------
EARNING ASSETS
Available-for-sale securities, at amortized cost:
   Taxable                                          $  299,648     5.26%   $  319,230     4.83%   $  328,307     4.80%
   Tax-exempt                                          107,266     6.52%      123,295     6.72%      121,179     7.05%
                                                    ----------     ----    ----------     ----    ----------     ----
      Total available-for-sale securities              406,914     5.59%      442,525     5.35%      449,486     5.41%
                                                    ----------     ----    ----------     ----    ----------     ----
Held-to-maturity securities,
   Taxable                                                 420     5.76%          427     5.85%          430     5.63%
Interest-bearing due from banks                          1,973     3.58%        1,293     2.63%        1,089     2.41%
Federal funds sold                                       3,388     5.71%        2,600     3.73%        2,242     2.70%
Loans:
   Taxable                                             622,647     6.76%      592,227     6.55%      576,291     6.41%
   Tax-exempt                                           30,930     6.11%       26,117     6.25%       23,872     6.37%
                                                    ----------     ----    ----------     ----    ----------     ----
      Total loans                                      653,577     6.73%      618,344     6.53%      600,163     6.41%
                                                    ----------     ----    ----------     ----    ----------     ----
      Total Earning Assets                           1,066,272     6.28%    1,065,189     6.03%    1,053,410     5.97%
Cash                                                    19,351                  9,014                  8,975
Unrealized gain/loss on securities                       4,757                 11,197                 13,385
Allowance for loan losses                               (8,792)                (7,297)                (6,997)
Bank premises and equipment                             23,519                 19,247                 17,452
Intangible Asset - Core Deposit Intangible                 410                    169                     --
Intangible Asset - Goodwill                              2,919                    983                     --
Other assets                                            38,036                 46,117                 44,648
                                                    ----------             ----------             ----------
Total Assets                                        $1,146,472             $1,144,619             $1,130,873
                                                    ==========             ==========             ==========
INTEREST-BEARING LIABILITIES
Interest checking                                   $   72,519     2.60%   $   46,408     1.15%   $   38,029     0.63%
Money market                                           179,277     3.18%      188,507     2.20%      193,270     1.86%
Savings                                                 63,701     0.54%       60,203     0.50%       57,325     0.50%
Certificates of deposit                                212,494     3.75%      197,165     3.26%      186,876     3.14%
Individual Retirement Accounts                         122,544     3.98%      121,013     3.46%      121,643     3.49%
Other time deposits                                      1,065     0.57%        1,152     0.52%        1,101     0.57%
Short-term borrowings                                   54,004     3.92%       44,267     2.80%       45,643     2.46%
Long-term borrowings                                   201,221     3.50%      254,987     3.47%      263,864     3.44%
                                                    ----------     ----    ----------     ----    ----------     ----
      Total Interest-bearing Liabilities               906,825     3.30%      913,702     2.81%      907,751     2.69%
Demand deposits                                        100,527                 87,956                 79,965
Other liabilities                                        7,915                 10,496                 10,748
                                                    ----------             ----------             ----------
Total Liabilities                                    1,015,267              1,012,154                998,464
                                                    ----------             ----------             ----------
Stockholders' equity, excluding other
   comprehensive income/loss                           128,088                125,076                123,575
Other comprehensive income/loss                          3,117                  7,389                  8,834
                                                    ----------             ----------             ----------
Total Stockholders' Equity                             131,205                132,465                132,409
                                                    ----------             ----------             ----------
Total Liabilities and Stockholders' Equity          $1,146,472             $1,144,619             $1,130,873
                                                    ==========             ==========             ==========
Interest Rate Spread                                               2.98%                  3.22%                  3.28%
Net Interest Income/Earning Assets                                 3.48%                  3.62%                  3.65%

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

                                             YTD ENDED 6/30/06 VS. 6/30/05
                                            -------------------------------
                                            CHANGE IN   CHANGE IN    TOTAL
(IN THOUSANDS)                                VOLUME       RATE      CHANGE
                                            ---------   ---------   -------
EARNING ASSETS
Available-for-sale securities:
   Taxable                                   $  (714)    $   709    $    (5)
   Tax-exempt                                   (464)       (306)      (770)
                                             -------     -------    -------
      Total available-for-sale securities     (1,178)        403       (775)
                                             -------     -------    -------
Held-to-maturity securities,
   Taxable                                        --          --         --
Interest-bearing due from banks                   14           8         22
Federal funds sold                                20          46         66
Loans:
   Taxable                                     1,521       1,016      2,537
   Tax-exempt                                    215         (32)       183
                                             -------     -------    -------
      Total loans                              1,736         984      2,720
                                             -------     -------    -------
Total Interest Income                            592       1,441      2,033
                                             -------     -------    -------
INTEREST-BEARING LIABILITIES
Interest checking                                182         636        818
Money market                                    (138)      1,184      1,046
Savings                                           17          14         31
Certificates of deposit                          430         616      1,046
Individual Retirement Accounts                    16         296        312
Other time deposits                               --          --         --
Short-term borrowings                            116         376        492
Long-term borrowings                          (1,085)         72     (1,013)
                                             -------     -------    -------
Total Interest Expense                          (462)      3,194      2,732
                                             -------     -------    -------
Net Interest Income                          $ 1,054     $(1,753)   $  (699)
                                             =======     =======    =======

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE V - COMPARISON OF NON-INTEREST INCOME
(IN THOUSANDS)

                                                        6 MONTHS ENDED
                                                     -------------------
                                                     JUNE 30,   JUNE 30,
                                                       2006       2005
                                                     --------   --------
Service charges on deposit accounts                   $  963     $  725
Service charges and fees                                 174        196
Trust and financial management revenue                 1,058      1,050
Insurance commissions, fees and premiums                 260        184
Increase in cash surrender value of life insurance       300        279
Fees related to credit card operation                     --        390
Other operating income                                   971        768
                                                      ------     ------
Total other operating income, before realized
   gains on securities, net                            3,726      3,592
Realized gains on securities, net                      2,648      1,995
                                                      ------     ------
Total Other Income                                    $6,374     $5,587
                                                      ======     ======

Total non-interest income increased $787,000, or 14.1%, in 2006 compared to 2005, primarily related to an increase in net realized gains on securities of $653,000. Securities gains are discussed in the Earnings Overview section of Management's Discussion and Analysis. Other items of significance are as follows:

- Service charges on deposit accounts increased $238,000, or 32.8%, in 2006 as compared to 2005. Overdraft charges represent the primary increase year over year with $114,000, of which $41,000 represents overdraft charges to customers of First State Bank. The aggregate increase includes approximately $85,000 associated with a rate change initiated in August 2005.

- Fees related to credit card operation decreased $390,000 to due to the sale of the Citizens & Northern Bank's credit card operations in the fourth quarter 2005.

- Other operating income increased $260,000, or 36.6%, in 2006 over 2005. Included in this category were an increase of $119,000 in dividend income on Federal Home Loan Bank of Pittsburgh stock, mainly due to a change in the record date for such distributions, and an increase of $54,000 in debit and ATM card fees.

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE
(IN THOUSANDS)

                                          6 MONTHS ENDED
                                       -------------------
                                       JUNE 30,   JUNE 30,
                                         2006       2005
                                       --------   --------
Salaries and wages                      $ 6,686    $ 5,923
Pensions and other employee benefits      2,148      1,985
Occupancy expense, net                    1,140        925
Furniture and equipment expense           1,318      1,298
Pennsylvania shares tax                     488        412
Other expense                             4,039      3,758
                                        -------    -------
Total Other Expense                     $15,819    $14,301
                                        =======    =======

Salaries and wages increased $763,000, or 12.9%, for 2006 compared to 2005. The increase in salaries expense relates primarily to the increase in the number of full-time equivalent employees, which increased 12.1%, to 376 as of June 30, 2006 from 335 as of June 30, 2005. For 2006, new branch operations at Jersey Shore, Old Lycoming Township and First State Bank added $475,000 to salaries expense.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Pension and other employee benefits associated with the new branch operations added $128,000 in 2006 to this category. Pension plan expense increased 37.3%, or $62,000, in 2006 due to lower investment returns for 2005 than included in the actuarial assumptions, as well as increases in the number of employees and covered compensation, which include employees from First State Bank.

Occupancy expense increased $215,000, or 23.2%, in 2006 compared to 2005. Total occupancy costs in 2006 include $129,000 for the Jersey Shore, Old Lycoming and First State Bank locations, and $93,000 for the new administration building in Wellsboro (which opened in March 2006).

Other (noninterest) expense increased $281,000 or 7.5% in 2006 compared to 2005. The increase in other expenses includes $362,000 for First State Bank in 2006, including $64,000 for the amortization of core deposit intangibles. In addition, in the second quarter 2006, other expense included a one-time charge of $169,000 for impairment of leasehold improvements from early termination of a property lease. Other expenses include legal and professional fees, as well as expenses associated with maintaining and preparing other real estate (ORE) properties for sale. In 2006, attorney fees related to collection activities on a large commercial credit decreased $98,000, and ORE properties expenses decreased $73,000 in 2006 compared to 2005. In addition, 2005 costs associated with the 2005 NASDAQ Small Cap registration of $34,000 did not recur in 2006; NASDAQ annual fees were at the same level in both years.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation's earning assets and interest-bearing liabilities are described in the "Net Interest Margin" section of Management's Discussion and Analysis. Also included in the Net Interest Margin section is a discussion of management's decision to reduce the Corporation's balances of available-for-sale securities and borrowings, in response to the flat and inverted yield curve prevalent throughout much of 2005 and 2006. The allowance for loan losses and stockholders' equity are discussed in separate sections of Management's Discussion and Analysis.

As reflected in the consolidated balance sheet, total cash and cash equivalents as of June 30, 2006 amounted to $42,084,000, up from $26,446,000 at December 31, 2005. The level of cash and cash equivalents maintained at June 30, 2006 is higher than the average level maintained by the Corporation throughout the last several years. The high cash and cash equivalents balance resulted in part from proceeds from sales of available-for-sale securities in June that had not been reinvested in other securities or used for origination of loans. Management expects to use some of the cash to help pay off borrowings totaling $12,200,000 that mature in the third quarter 2006. Also, management may utilize some of the cash to repurchase shares of its common stock pursuant to a Board-approved plan that ends August 31, 2006, and which would permit the Corporation to acquire additional shares (in excess of purchases completed through June 30, 2006) at a total cost up to approximately $12,290,000.

The Corporation has completed several planned building construction projects during the first six months of 2006, which required additional expenditures for completion costs, furnishings, and related equipment of approximately $2,332,000. Additional capital expenditures for the remainder of 2006 are expected to be less than $2,500,000, mainly for technology-related and other equipment upgrades and replacements.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Effective in 2005, management changed its process for determining and disclosing the components of the allowance for loan losses. A management committee evaluates qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors. This analysis is performed separately for the following categories of lending activity: commercial, mortgage and consumer. Based on the results of these evaluations, allocations have been made to the components of the allowance shown in Table VIII. For periods prior to 2005, Table VIII includes the portion of the allowance determined by management's subjective assessment of economic conditions and other factors in the unallocated component of the allowance. Primarily as a result of this change in process, Table VIII shows the amounts allocated to the allowance for commercial, consumer mortgage and consumer loans at June 30, 2006 and December 31, 2005 have increased in comparison to the corresponding amounts at December 31, 2004 and previous years, while the unallocated portion of the allowance was $550,000 at June 30, 2006 and $0 at December 31, 2005, down from $2,578,000 at December 31, 2004.

In the second quarter 2006, settlements were reached related to two large commercial loan relationships that had been classified as impaired. Total charge-offs related to these relationships were $568,000, leading to a comparatively high level of net charge-offs for the six months ended June 30, 2006 (as shown in Table VII) of $599,000. As of the end of the first quarter 2006, the estimated allowance for loan losses associated with these two relationships totaled $1,018,000, with the favorable difference of $450,000 between management's previous estimated losses and the actual charge-off amounts contributing to a reduction in the provision for loan losses during the second quarter 2006. These favorable differences led to a lower provision for loan losses of $300,000 for the first six months of 2006 as compared to $750,000 for the same period in 2005, with a credit (negative) provision for loan losses of $300,000 for the second quarter 2006.

As indicated in Table IX, total impaired loans fell to $5,673,000 at June 30, 2006 from $8,967,000 at March 31, 2006 and $8,216,000 at December 31, 2005. In
total, the valuation allowance related to impaired loans fell to $1,530,000 at June 30, 2006, from $2,603,000 at March 31, 2006 and $2,374,000 at December 31,
2005. Table IX also shows that the amount of loans classified as non-accrual fell to $5,901,000 at June 30, 2006, from $9,176,000 at March 31, 2006 and
$6,365,000 at December 31, 2005. The reductions in impaired and non-accrual loan balances resulted mainly from the settlements of the two large commercial loan relationships discussed above. In the first quarter 2006, a commercial loan with a balance of $2,025,000 was identified as impaired, and an estimated valuation allowance of $500,000 was established. As of June 30, 2006, the outstanding balance of this loan was $1,996,000 and management's estimate of loss was lowered to $400,000. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and non-accrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2006. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning non-accrual status, if appropriate.

Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)

                                    SIX MONTHS   SIX MONTHS
                                       ENDED        ENDED              YEARS ENDED DECEMBER 31,
                                     JUNE 30,     JUNE 30,    ------------------------------------------
                                       2006         2005       2005     2004     2003     2002     2001
                                    ----------   ----------   ------   ------   ------   ------   ------
Balance, beginning of year            $8,361       $6,787     $6,787   $6,097   $5,789   $5,265   $5,291
                                      ------       ------     ------   ------   ------   ------   ------
Charge-offs:
   Real estate loans                     443          175        264      375      168      123      144
   Installment loans                      99           78        224      217      326      116      138
   Credit cards and related plans         18          114        198      178      171      190      200
   Commercial and other loans            171          202        298       16      303      123      231
                                      ------       ------     ------   ------   ------   ------   ------
Total charge-offs                        731          569        984      786      968      552      713
                                      ------       ------     ------   ------   ------   ------   ------
Recoveries:
   Real estate loans                      --           12         14        3       75       30        6
   Installment loans                      35           33         61       32       52       30       27
   Credit cards and related plans         17           14         30       23       17       18       20
   Commercial and other loans             80           10         50       18       32       58       34
                                      ------       ------     ------   ------   ------   ------   ------
Total recoveries                         132           69        155       76      176      136       87
                                      ------       ------     ------   ------   ------   ------   ------
Net charge-offs                          599          500        829      710      792      416      626
Allowance for loan losses
   recorded in acquisition                --           --        377       --       --       --       --
Provision for loan losses                300          750      2,026    1,400    1,100      940      600
                                      ------       ------     ------   ------   ------   ------   ------
Balance, end of period                $8,062       $7,037     $8,361   $6,787   $6,097   $5,789   $5,265
                                      ======       ======     ======   ======   ======   ======   ======

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(IN THOUSANDS)

                      AS OF                AS OF DECEMBER 31,
                    JUNE 30,   ------------------------------------------
                      2006      2005     2004     2003     2002     2001
                    --------   ------   ------   ------   ------   ------
Commercial           $2,368    $2,705   $1,909   $1,578   $1,315   $  852
Consumer mortgage     3,047     2,806      513      456      460      188
Impaired loans        1,530     2,374    1,378    1,542    1,877    1,736
Consumer                567       476      409      404      378      302
Unallocated             550        --    2,578    2,117    1,759    2,187
                     ------    ------   ------   ------   ------   ------
Total Allowance      $8,062    $8,361   $6,787   $6,097   $5,789   $5,265
                     ======    ======   ======   ======   ======   ======

TABLE IX - PAST DUE AND IMPAIRED LOANS
(IN THOUSANDS)

                                                JUNE 30,   MAR. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                                  2006       2006       2005       2004       2003
                                                --------   --------   --------   --------   --------
Impaired loans without a valuation allowance     $  448     $  819     $  910     $3,552     $  114
Impaired loans with a valuation allowance         5,225      8,148      7,306      4,709      4,507
                                                 ------     ------     ------     ------     ------
Total impaired loans                             $5,673     $8,967     $8,216     $8,261     $4,621
                                                 ======     ======     ======     ======     ======
Valuation allowance related to impaired loans    $1,530     $2,603     $2,374     $1,378     $1,542
Total nonaccrual loans                           $5,901     $9,176     $6,365     $7,796     $1,145
Total loans past due 90 days or more and
   still accruing                                $1,035     $1,139     $1,369     $1,307     $2,546

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE
(IN THOUSANDS)

                                                                 AS OF DECEMBER 31,
                                     JUNE 30,   ----------------------------------------------------
                                       2006       2005       2004       2003       2002       2001
                                     --------   --------   --------   --------   --------   --------
Real estate - construction           $  9,160   $  5,552   $  4,178   $  2,856   $    103   $  1,814
Real estate - residential mortgage    372,345    361,857    347,705    330,807    292,136    245,997
Real estate - commercial mortgage     177,263    153,661    128,073    100,240     78,317     60,267
Consumer                               31,155     31,559     31,702     33,977     31,532     29,284
Agricultural                            2,373      2,340      2,872      2,948      3,024      2,344
Commercial                             38,767     69,396     43,566     34,967     30,874     24,696
Other                                   1,628      1,871      1,804      1,183      2,001      1,195
Political subdivisions                 25,665     27,063     19,713     17,854     13,062     13,479
Lease receivables                          --         --         --         65         96        152
                                     --------   --------   --------   --------   --------   --------
Total                                 658,356    653,299    579,613    524,897    451,145    379,228
Less: allowance for loan losses        (8,062)    (8,361)    (6,787)    (6,097)    (5,789)    (5,265)
                                     --------   --------   --------   --------   --------   --------
Loans, net                           $650,294   $644,938   $572,826   $518,800   $445,356   $373,963
                                     ========   ========   ========   ========   ========   ========

RECENT ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This pronouncement, which will be effective for the Corporation in 2007, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. Management does not expect this pronouncement to have a significant impact on the Corporation's financial position or results of operations in 2007.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Amounts recorded as of June 30, 2006 and December 31, 2005, and for the first six months of 2006 and 2005, related to IPCDs are as follows (in thousands):

                                                    JUNE 30,   DEC. 31,
                                                      2006       2005
                                                    --------   --------
Contractual amount of IPCDs (equal to notional
   amount of Swap contracts)                         $3,665     $3,952
Carrying value of IPCDs                               3,540      3,733
Carrying value of embedded derivative liabilities       532        558
Carrying value of Swap contract (assets)
   liabilities                                         (388)      (346)

                                                    6 MONTHS   6 MONTHS
                                                      ENDED      ENDED
                                                    JUNE 30,   JUNE 30,
                                                      2006       2005
                                                    --------   --------
Interest expense                                       $94        $78
Other expense                                            8         (5)

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB - Pittsburgh, secured by mortgage loans and various investment securities. At June 30, 2006, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $177,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses "RepoSweep" arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At June 30, 2006, the carrying value of non-pledged securities was $121,495,000.

Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation's consolidated capital ratios at June 30, 2006 are as follows:

Total capital to risk-weighted assets    17.58%
Tier 1 capital to risk-weighted assets   16.12%
Tier 1 capital to average total assets   11.00%

Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future, including the effects of any repurchases of common stock that may occur (as discussed in the "Financial Condition" section of Management's Discussion and Analysis).

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

As shown in the consolidated balance sheet, Accumulated Other Comprehensive
(Loss) Income fell to ($89,000) at June 30, 2006 from $4,698,000 at December 31, 2005. The Accumulated Other Comprehensive Income balance represents unrealized gains and losses on available-for-sale securities, net of deferred income tax. Rising interest rates, which reduce the market prices of debt securities, were a significant factor in the decline in Accumulated Other Comprehensive (Loss) Income at June 30, 2006 compared to December 31, 2005, as well as the effect of gains realized from the sales of securities during the same period.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board's efforts to control inflation through changes in interest rates. Since mid-2004, the Federal Reserve Board has increased the Fed funds target rate 17 times from 1% to its current level of 5.25%. Further concerns about the possibility of inflation could lead to further increases in the Fed funds target rate, which management believes would be detrimental to the corporation's net interest margin. Although management cannot predict future changes in the rate of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressure, in managing interest rate and other financial risks.

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

Citizens & Northern Bank's Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The Bank's policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As Table XI shows, as of June 30, 2006 and December 31, 2005, the decline in net interest income and market value exceed the policy threshold marks, if interest rates rise immediately by 200 or 300 basis points. The "out of policy" positions are a reflection of the Corporation's liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management has reviewed these positions with the Board of Directors monthly throughout 2005 and to date in 2006. In addition, management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to rising interest rates.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

JUNE 30, 2006 DATA
(IN THOUSANDS)

                                              PERIOD ENDING JUNE 30, 2007
                              ----------------------------------------------------------
                              INTEREST   INTEREST   NET INTEREST      NII         NII
BASIS POINT CHANGE IN RATES    INCOME     EXPENSE   INCOME (NII)   % CHANGE   RISK LIMIT
---------------------------   --------   --------   ------------   --------   ----------
                       +300    $67,958    $45,617      $22,341      -23.6%       20.0%
                       +200     65,996     41,282       24,714      -15.5%       15.0%
                       +100     63,983     36,946       27,037       -7.6%       10.0%
                          0     61,862     32,611       29,251        0.0%        0.0%
                       -100     59,261     28,311       30,950        5.8%       10.0%
                       -200     56,185     24,194       31,991        9.4%       15.0%
                       -300     52,819     21,009       31,810        8.7%       20.0%

JUNE 30, 2006 DATA, CONTINUED
(IN THOUSANDS)

                              MARKET VALUE OF PORTFOLIO EQUITY
                                      AT JUNE 30, 2006
                              --------------------------------
                               PRESENT    PRESENT     PRESENT
                                VALUE      VALUE       VALUE
BASIS POINT CHANGE IN RATES    EQUITY    % CHANGE   RISK LIMIT
---------------------------   --------   --------   ----------
                       +300   $ 48,494    -57.4%       45.0%
                       +200     69,795    -38.7%       35.0%
                       +100     91,791    -19.4%       25.0%
                          0    113,865      0.0%        0.0%
                       -100    131,103     15.1%       25.0%
                       -200    142,625     25.3%       35.0%
                       -300    150,309     32.0%       45.0%

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

EQUITY SECURITIES RISK

The Corporation's equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in "Other Equity Securities" in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $2,000,000 at June 30, 2006 and $1,997,000 at December 31, 2005.

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

Equity securities held as of June 30, 2006 and December 31, 2005 are presented in Table XII.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE XII -- EQUITY SECURITIES
(IN THOUSANDS)

                                                       HYPOTHETICAL   HYPOTHETICAL
                                                            10%            20%
                                               FAIR     DECLINE IN     DECLINE IN
AT JUNE 30, 2006                     COST     VALUE    MARKET VALUE   MARKET VALUE
----------------                   -------   -------   ------------   ------------
Banks and bank holding companies   $19,567   $26,354     $(2,635)       $(5,271)
Other equity securities              4,045     4,513        (451)          (903)
                                   -------   -------     -------        -------
   Total                           $23,612   $30,867     $(3,086)       $(6,174)
                                   =======   =======     =======        =======

                                                       HYPOTHETICAL   HYPOTHETICAL
                                                            10%            20%
                                               FAIR     DECLINE IN     DECLINE IN
AT DECEMBER 31, 2005                 COST     VALUE    MARKET VALUE   MARKET VALUE
--------------------               -------   -------   ------------   ------------
Banks and bank holding companies   $20,010   $28,879     $(2,888)       $(5,776)
Other equity securities              4,023     4,387        (439)          (877)
                                   -------   -------     -------        -------
  Total                            $24,033   $33,266     $(3,327)       $(6,653)
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

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation's Form 10-K filed March 3, 2006

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     a.   Issuer Sales of Equity Securities

     During the quarter ended June 30, 2006, the Corporation issued 1,056 shares of common stock held in treasury upon the exercise of stock options by employees under the Corporation's equity compensation plans. Exercise prices for the stock options ranged from $14.17 to $22.08 per share, with an average exercise price of $19.29 per share. The aggregate cash proceeds to the Corporation from exercises of stock options during the quarter ended June 30, 2006 was $20,365. Treasury shares were issued upon exercise of these options by a small number of directors or employees in reliance upon the private placement exemption from registration under Section 4(2) of the Securities Act of 1933.

CITIZENS & NORTHERN CORPORATION -- FORM 10-Q

     c.   Issuer Purchases of Equity Securities

     On August 19, 2005, the Corporation announced a plan to repurchase shares of its outstanding common stock up to a total of $3 million over the period ending August 31, 2006. On May 18, 2006, the plan was amended to increase the total value of common stock that could be repurchased to $13 million. Also, on June 22, 2006, the Corporation adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock at times when it would ordinarily be prevented from doing so because of insider trading laws or self-imposed trading blackout periods. Under the Rule 10b5-1 plan, a broker selected by the Corporation was given the authority under terms and limitations specified in the Rule 10b5-1 plan to repurchase shares on behalf of the Corporation, up to the total that remained under the existing repurchase authorization. Purchases were permitted under the Rule 10b5-1 plan beginning June 26, 2006, and ending July 19, 2006. The Corporation remains authorized to repurchase shares after the termination of the Rule 10b5-1 plan through August 31, 2006. As of June 30, 2006, the maximum additional value available for purchases under this program is $12,289,625.

     The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the second quarter of 2006:

                                                                       TOTAL              MAXIMUM DOLLAR
                                                                  NUMBER OF SHARES       VALUE OF SHARES
                                                                 PURCHASED AS PART       THAT MAY YET BE
                     TOTAL NUMBER OF SHARES    AVERAGE PRICE   OF PUBLICLY ANNOUNCED   PURCHASED UNDER THE
      PERIOD                PURCHASED         PAID PER SHARE     PLANS OR PROGRAMS      PLANS OR PROGRAMS
------------------   ----------------------   --------------   ---------------------   -------------------
April 1 - 30, 2006           10,000               $24.25               10,000              $ 2,289,625
May 1 - 31, 2006                  0                   --                    0              $12,289,625
June 1 - 30, 2006                 0                   --                    0              $12,289,625

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 18, 2006. The Board of Directors fixed the close of business on February 28, 2006 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 8,295,569 shares of Common Stock.

     The total number of votes cast was 5,620,528, including 8,627 voted in person by owners or representatives and 5,611,901 voted by proxy. The only issue voted on was election of Class I Directors, with the following results:

R. Robert DeCamp
Total Votes in Favor    5,555,689
Total Votes Withheld       64,839

Edward H. Owlett, III
Total Votes in Favor    5,531,284
Total Votes Withheld       89,244

James E. Towner
Total Votes in Favor    5,523,667
Total Votes Withheld       99,861

     There were 287,207 shares non-voted by brokers related to the election of the Class I Directors noted above.

ITEM 5. OTHER INFORMATION

     None

CITIZENS & NORTHERN CORPORATION -- FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION -- FORM 10-Q

SIGNATURE PAGE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CITIZENS & NORTHERN CORPORATION


August 4, 2006                          By: /s/ Craig G. Litchfield
Date                                        ------------------------------------
                                            Chairman, President and Chief
                                            Executive Officer


August 4, 2006                          By: /s/ Mark A. Hughes
Date                                        ------------------------------------
                                            Treasurer and Chief Financial
                                            Officer