Form 10-Q
period 2006-09-30
CITIZENS & NORTHERN CORP
filed 2006-11-06
CIK 810958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission file number: 000-16084
CITIZENS & NORTHERN CORPORATION
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2451943

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

90-92 MAIN STREET, WELLSBORO, PA	16901

(Address of principal executive offices)	(Zip code)
570-724-3411
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
COMMON STOCK Par Value $1.00
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	8,209,284 Shares Outstanding on October 26, 2006

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — September 30, 2006 and December 31, 2005	Page 3

Consolidated Statement of Income — Three Months and Nine Months Ended September 30, 2006 and 2005	Page 4

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2006 and 2005	Pages 5 and 6

Notes to Consolidated Financial Statements	Pages 7 through 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 12 through 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 25 through 27

Item 4. Controls and Procedures	Page 27

Part II. Other Information	Pages 28 through 29

Signatures	Page 30

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer	Page 31

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer	Page 32

Exhibit 32. Section 1350 Certifications	Page 33
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(In Thousands Except Share Data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$18,361	$20,922
Interest-bearing	3,012	5,524

Total cash and cash equivalents	21,373	26,446
Available-for-sale securities	368,481	427,298
Held-to-maturity securities	417	422
Loans, net	668,348	644,938
Bank-owned life insurance	19,105	18,643
Accrued interest receivable	4,837	5,500
Bank premises and equipment, net	23,518	22,605
Foreclosed assets held for sale	276	194
Intangible Asset — Core Deposit Intangible	368	464
Intangible Asset — Goodwill	2,919	2,919
Other assets	15,645	13,525

TOTAL ASSETS	$1,125,287	$1,162,954

LIABILITIES
Deposits:
Noninterest-bearing	$103,566	$96,644
Interest-bearing	652,806	660,421

Total deposits	756,372	757,065

Dividends payable	1,970	1,973
Short-term borrowings	63,479	34,734
Long-term borrowings	168,470	232,205
Accrued interest and other liabilities	5,265	5,009

TOTAL LIABILITIES	995,556	1,030,986

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares, issued 8,472,382 in 2006 and 8,389,418 in 2005	8,472	8,389
Stock dividend distributable	—	2,183
Paid-in capital	27,065	24,964
Retained earnings	97,074	93,728

Total	132,611	129,264
Accumulated other comprehensive income	1,300	4,698
Unamortized stock compensation	(19)	(50)
Treasury stock, at cost:
263,518 shares at September 30, 2006	(4,161)
168,627 shares at December 31, 2005		(1,944)

TOTAL STOCKHOLDERS’ EQUITY	129,731	131,968

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,125,287	$1,162,954

The accompanying notes are an integral part of these consolidated financial statements.
Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except Per Share Data) (Unaudited)

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2006	2005	2006	2005
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$11,046	$10,003	$31,907	$28,327
Interest on balances with depository institutions	23	11	58	24
Interest on loans to political subdivisions	321	293	967	808
Interest on federal funds sold	146	31	242	61
Income from available-for-sale and held-to-maturity securities:
Taxable	3,588	3,580	10,865	10,859
Tax-exempt	792	1,419	3,174	4,306
Dividends	236	234	786	787

Total interest and dividend income	16,152	15,571	47,999	45,172

INTEREST EXPENSE
Interest on deposits	5,688	3,870	15,995	10,924
Interest on short-term borrowings	562	337	1,611	894
Interest on long-term borrowings	1,583	2,219	5,071	6,720

Total interest expense	7,833	6,426	22,677	18,538

Interest margin	8,319	9,145	25,322	26,634
Provision for loan losses	191	375	491	1,125

Interest margin after provision for loan losses	8,128	8,770	24,831	25,509

OTHER INCOME
Service charges on deposit accounts	560	457	1,523	1,182
Service charges and fees	130	92	304	288
Trust and financial management revenue	726	539	1,784	1,589
Insurance commissions, fees and premiums	111	221	371	405
Increase in cash surrender value of life insurance	163	138	463	417
Fees related to credit card operation	—	212	—	602
Other operating income	509	490	1,480	1,258

Total other income before realized gains on securities, net	2,199	2,149	5,925	5,741
Realized gains on securities, net	1,602	393	4,250	2,388

Total other income	3,801	2,542	10,175	8,129

OTHER EXPENSES
Salaries and wages	3,425	3,249	10,111	9,172
Pensions and other employee benefits	1,003	893	3,151	2,878
Occupancy expense, net	560	451	1,734	1,376
Furniture and equipment expense	651	626	1,981	1,924
Pennsylvania shares tax	244	196	732	608
Other operating expense	1,757	1,888	5,750	5,646

Total other expenses	7,640	7,303	23,459	21,604

Income before income tax provision	4,289	4,009	11,547	12,034
Income tax provision	1,016	722	2,255	2,154

NET INCOME	$3,273	$3,287	$9,292	$9,880

PER SHARE DATA:
Net income — basic	$0.40	$0.40	$1.12	$1.19
Net income — diluted	$0.40	$0.39	$1.12	$1.18

Dividend per share	$0.24	$0.23	$0.72	$0.69

Number of shares used in computation — basic	8,240,036	8,297,519	8,272,449	8,288,502
Number of shares used in computation — diluted	8,261,940	8,365,924	8,299,886	8,353,004
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows
(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,292	$9,880
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	491	1,125
Realized gains on securities, net	(4,250)	(2,388)
Gain on sale of premises and equipment	(26)	—
Gain on sale of foreclosed assets, net	(35)	(133)
Depreciation expense	1,942	1,687
Loss from writedown of impaired premises and equipment	169	—
Accretion and amortization of securities, net	365	223
Increase in cash surrender value of life insurance	(463)	(417)
Amortization of restricted stock	31	69
Amortization of core deposit intangible	96	21
Increase in accrued interest receivable and other assets	(2,302)	(1,566)
Increase in accrued interest payable and other liabilities	1,165	2,952

Net Cash Provided by Operating Activities	6,475	11,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	4	7
Proceeds from sales of available-for-sale securities	93,402	134,919
Proceeds from calls and maturities of available-for-sale securities	26,200	45,117
Purchase of available-for-sale securities	(62,052)	(150,012)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,597)	(3,883)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,289	5,390
Net increase in loans	(24,551)	(42,671)
Purchase of premises and equipment	(3,220)	(5,172)
Proceeds from sales of premises and equipment	222	—
Proceeds from sale of foreclosed assets	603	791
Proceeds from acquisition of Canisteo Valley Corporation, net	—	202

Net Cash Provided by (Used in) Investing Activities	32,300	(15,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(693)	38,455
Net increase in short-term borrowings	28,745	7,627
Proceeds from long-term borrowings	—	18,163
Repayments of long-term borrowings	(63,735)	(42,491)
Purchase of treasury stock	(2,274)	(59)
Sale of treasury stock	76	652
Tax benefit from compensation plans	7	60
Dividends paid	(5,974)	(5,667)

Net Cash (Used In) Provided by Financing Activities	(43,848)	16,740

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,073)	12,880
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,446	18,953

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,373	$31,833

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows
(In Thousands) (Unaudited) (Continued)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$650	$268
Interest paid	$22,778	$16,019
Income taxes paid	$1,750	$2,092

ACQUISITION OF CANISTEO VALLEY CORPORATION:
Cash and cash equivalents received	$—	$7,136
Cash paid for acquisition	—	(6,934)

Net cash received on acquisition	$—	$202

NONCASH ASSETS RECEIVED AND LIABILITIES ASSUMED FROM ACQUISITION OF CANISTEO VALLEY CORPORATION:
Assets received:
Available for sale securities	$—	$9,439
Loans	—	23,542
Premises and equipment	—	1,469
Foreclosed assets	—	46
Intangible asset — core deposit intangible	—	547
Intangible asset — goodwill	—	2,944
Other assets	—	446

Total noncash assets received	$—	$38,433

Liabilities assumed:
Deposits	$—	$38,008
Other liabilities	—	627

Total noncash liabilities assumed	$—	$38,635

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
Results reported for the three-month and nine-month periods ended September 30, 2006 might not be indicative of the results for the year ending December 31, 2006.
Certain merchant services revenue previously included in fees related to credit card operations has been reclassified to Other Operating Income. Merchant services revenue was $59,000 and $52,000 for the three months ended September 30, 2006 and 2005. Merchant services revenue was $139,000 and $110,000 for the nine months ended September 30, 2006 and 2005.
This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.
2. PER SHARE DATA
Net income per share is based on the weighted-average number of shares of common stock outstanding. The number            of shares used in calculating net income and cash dividends per share reflect the retroactive effect of stock dividends for all periods presented. The following data show the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options. As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation’s common stock during the period.

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2006
Earnings per share — basic	$9,292,000	8,272,449	$1.12
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		139,968
Hypothetical share repurchase at $23.80		(112,531)

Earnings per share — diluted	$9,292,000	8,299,886	$1.12

Nine Months Ended September 30, 2005
Earnings per share — basic	$9,880,000	8,288,502	$1.19
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		215,283
Hypothetical share repurchase at $30.55		(150,781)

Earnings per share — diluted	$9,880,000	8,353,004	$1.18

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended September 30, 2006
Earnings per share — basic	$3,273,000	8,240,036	$0.40
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		120,591
Hypothetical share repurchase at $22.53		(98,687)

Earnings per share — diluted	$3,273,000	8,261,940	$0.40

Quarter Ended September 30, 2005
Earnings per share — basic	$3,287,000	8,297,519	$0.40
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		211,805
Hypothetical share repurchase at $31.51		(143,400)

Earnings per share — diluted	$3,287,000	8,365,924	$0.39

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
In previous years, the Corporation used the intrinsic value method of accounting for stock compensation plans, with compensation cost measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation’s stock option plans have had no intrinsic value; therefore, no compensation cost was recorded for them.
The Corporation has also made prior awards of restricted stock. Compensation cost related to restricted stock has been recognized based on the market price of the stock at the grant date over the vesting period.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock options.
(Net Income in Thousands)

	3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
Net income, as reported	$3,273	$3,287	$9,292	$9,880
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of tax effects	—	—	—	(69)

Pro forma net income	$3,273	$3,287	$9,292	$9,811

Earnings per share-basic
As reported	$0.40	$0.40	$1.12	$1.19
Pro forma	$0.40	$0.40	$1.12	$1.18

Earnings per share-diluted
As reported	$0.40	$0.39	$1.12	$1.18
Pro forma	$0.40	$0.39	$1.12	$1.17
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
The components of comprehensive income, and the related tax effects, are as follows:
(In Thousands)

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2006	2005	2006	2005
Net income	$3,273	$3,287	$9,292	$9,880

Unrealized holding gains (losses) on available-for-sale securities	3,707	(4,104)	(898)	(5,226)
Reclassification adjustment for gains realized in income	(1,602)	(393)	(4,250)	(2,388)

Other comprehensive income (loss) before income tax	2,105	(4,497)	(5,148)	(7,614)
Income tax related to other comprehensive income/loss	(716)	1,529	1,750	2,589

Other comprehensive income (loss)	1,389	(2,968)	(3,398)	(5,025)

Comprehensive income	$4,662	$319	$5,894	$4,855

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
5. SECURITIES
Amortized cost and fair value of securities at September 30, 2006 are as follows:
(In Thousands)

	September 30, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$33,000	$—	$(533)	$32,467
Obligations of states and political subdivisions	71,897	859	(468)	72,288
Mortgage-backed securities	117,764	127	(3,143)	114,748
Other securities	120,930	661	(1,931)	119,660

Total debt securities	343,591	1,647	(6,075)	339,163
Marketable equity securities	22,929	6,654	(265)	29,318

Total	$366,520	$8,301	$(6,340)	$368,481

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$311	$6	$—	$317
Obligations of other U.S. Government agencies	99	6	—	105
Mortgage-backed securities	7	—	—	7

Total	$417	$12	$—	$429

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.
(In Thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$4,416	$(84)	$28,051	$(449)	$32,467	$(533)
Obligations of states and political subdivisions	13,918	(238)	14,722	(230)	28,640	(468)
Mortgage-backed securities	14,538	(138)	91,342	(3,005)	105,880	(3,143)
Other securities	40,292	(624)	48,674	(1,307)	88,966	(1,931)

Total debt securities	73,164	(1,084)	182,789	(4,991)	255,953	(6,075)
Marketable equity securities	2,609	(103)	1,296	(162)	3,905	(265)

Total temporarily impaired available-for-sale securities	$75,773	$(1,187)	$184,085	$(5,153)	$259,858	$(6,340)

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
The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, management believes the Corporation’s debt securities at September 30, 2006 were not other-than-temporarily impaired.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
6. DEFINED BENEFIT PLANS
The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.
In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at September 30, 2006 and December 31, 2005, and will not affect the Corporation’s future expenses.
The Corporation uses a December 31 measurement date for its plans.
The components of net periodic benefit costs from these defined benefit plans are as follows:
(In Thousands)

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$457	$356	$48	$35
Interest cost	472	464	46	50
Expected return on plan assets	(623)	(595)	—	—
Amortization of transition (asset) obligation	(17)	(17)	27	27
Recognized net actuarial loss	59	29	2	2

Net periodic benefit cost	$348	$237	$123	$114

(In Thousands)

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$152	$118	$16	$11
Interest cost	157	155	15	17
Expected return on plan assets	(207)	(198)	—	—
Amortization of transition (asset) obligation	(5)	(5)	9	9
Recognized net actuarial loss	20	10	1	1

Net periodic benefit cost	$117	$80	$41	$38

In September 2006, the Corporation made its annual contribution to the defined benefit pension plan of $640,000. For the nine months to date of 2006, the Corporation funded postretirement contributions totaling $39,000, with estimated annual postretirement contributions of $62,000 expected in 2006 for the full year.
7. CONTINGENCIES
In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, “should”, “likely”, “expect”, “plan”, “anticipate”, “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:
•	changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates

•	changes in general economic conditions

•	legislative or regulatory changes

•	downturn in demand for loan, deposit and other financial services in the Corporation’s market area

•	increased competition from other banks and non-bank providers of financial services

•	technological changes and increased technology-related costs

•	changes in accounting principles, or the application of generally accepted accounting principles.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
REFERENCES TO 2006 AND 2005
Unless otherwise noted, all references to “2006” in the following discussion of operating results are intended to mean the nine months ended September 30, 2006, and similarly, references to “2005” relate to the nine months ended September 30, 2005.
EARNINGS OVERVIEW
On October 12, 2006, the Corporation issued a press release with its unaudited financial results for the three-month and nine-month periods ended September 30, 2006. The net income amounts for the third quarter and year-to-date 2006, as reported in this Form 10-Q, are $15,000 higher than the amounts previously reported in the press release, due to correction of an immaterial error.
Net income in 2006 was $9,292,000, or $1.12 per share (basic and diluted). Net income per share in 2005 was $1.19 (basic) and $1.18 (diluted). Return on average assets was 1.09% in 2006, down from 1.16% in 2005. Return on average equity was 9.45% for 2006, as compared to 9.95% for the same period in 2005.
The most significant income statement changes between 2006 and 2005 were as follows:
•	The net interest margin decreased $1,312,000, or 4.9%, in 2006 as compared to 2005. The yield curve has remained flat or inverted throughout most of 2006, increasing the Corporation’s cost of funds while limiting opportunities to earn a positive spread from maintaining borrowed funds and holding investment securities. Accordingly, the Corporation has sold securities and repaid borrowings throughout much of 2006. The balance of available-for-sale securities was $58,817,000 lower at September 30, 2006 than December 31, 2005, and the September 30, 2006 balance of total short-term and long-term borrowings was $34,990,000 lower than the December 31, 2005 balance. Changes in the net interest margin are discussed in more detail later in Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
•	Noninterest expense increased $1,855,000 (8.6%) in 2006 over 2005. Much of the increase in noninterest expense in 2006 has been attributable to operations and start-up costs in new markets, including the First State Bank offices (Canisteo and South Hornell) in New York State, and the Jersey Shore and Old Lycoming Township

offices in Pennsylvania. For the first nine months of 2006, direct noninterest expense from these new locations exceeded 2005 amounts by $1,568,000. The other significant organizational change affecting the comparison of non-interest expense between 2006 and 2005 is the sale of the credit card portfolio that took place in the fourth quarter 2005. Total non-interest expense attributable to the credit card operation was $741,000 in 2005. Additional discussion of Other Expenses is described in the “Non-interest Expense” section of Management’s Discussion and Analysis.

•	The provision for loan losses was $491,000 for 2006, down from $1,125,000 in 2005. In the second quarter 2006, negotiations and workout of a few large, commercial loans were completed, resulting in charge-offs totaling approximately $450,000 less than the estimated allowances that had been previously established.

•	Net realized gains from sales of securities amounted to $4,250,000 in 2006, an increase of $1,862,000 over 2005. Most of the gains realized in 2006 have been from sales of bank stocks.
Net income in the third quarter 2006 was $3,273,000, or $14,000 (0.4%) lower than third quarter 2005 net income, and $74,000 (2.3%) higher than the second quarter 2006. The net interest margin totaled $8,319,000 in the third quarter 2006, down 9.0% from the third quarter 2005, mainly because of the impact of rising short-term interest rates on C&N’s cost of funds. Net securities gains for the third quarter 2006 amounted to $1,602,000, or $1,209,000 more than the corresponding amount in the third quarter 2005. The income tax provision in the third quarter 2006 was $1,016,000, or 23.8% of pre-tax income, up from $722,000 or 18.0% of pre-tax income for the third quarter 2005. The higher tax rate in 2006 resulted from management’s decision to reduce the percentage of assets held in tax-exempt securities, in an effort to avoid or minimize payment of alternative minimum tax.
TABLE I — QUARTERLY FINANCIAL DATA
(In Thousands)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2005	2005	2005	2005
Interest income	$16,152	$15,984	$15,863	$15,936	$15,571	$14,908	$14,693
Interest expense	7,833	7,566	7,278	7,149	6,426	6,155	5,957

Interest margin	8,319	8,418	8,585	8,787	9,145	8,753	8,736
Provision (credit) for loan losses	191	(300)	600	901	375	375	375

Interest margin after provision for loan losses	8,128	8,718	7,985	7,886	8,770	8,378	8,361
Other income	2,199	1,937	1,789	1,895	2,149	1,889	1,703
Securities gains (losses)	1,602	1,333	1,315	(586)	393	929	1,066
Gain from sale of credit card loans	—	—	—	1,906	—	—	—
Other expenses	7,640	7,976	7,843	7,358	7,303	7,173	7,128

Income before income tax provision	4,289	4,012	3,246	3,743	4,009	4,023	4,002
Income tax provision	1,016	813	426	639	722	725	707

Net income	$3,273	$3,199	$2,820	$3,104	$3,287	$3,298	$3,295

Net income per share – basic	$0.40	$0.39	$0.34	$0.37	$0.40	$0.40	$0.40

Net income per share – diluted	$0.40	$0.39	$0.34	$0.37	$0.39	$0.39	$0.39

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.
Prospects for the Fourth Quarter 2006
The yield curve has been flat or slightly inverted (meaning there is little or no difference between short-term and long-term interest rates, or that short-term rates are higher than long-term rates) throughout much of 2005 and all of 2006 to date. In this type of interest rate environment, there is little opportunity for the Corporation to earn a positive spread between earnings on available-for-sale securities and interest costs associated with borrowings, and therefore, this type of yield

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
curve is not favorable for the net interest margin. Unless the shape of the yield curve changes significantly, management expects to utilize cash flows from operations, and may sell some available-for-sale securities, to pay off borrowings as they mature in the fourth quarter 2006, effectively reducing total assets and liabilities. Management hopes to use earnings from growth in loans, funded by deposits, to offset the anticipated reduction in net interest income associated with the lack of opportunity for a positive spread between earnings on securities and the interest costs on borrowings.
On November 30, 2005, the Corporation sold substantially its entire credit card portfolio, and recognized a gain of $1.9 million. As part of the sale, the Corporation continued to provide servicing of these credit cards through May 18, 2006. The Corporation recorded a $280,000 liability for the estimated direct costs of providing servicing, net of servicing fees to be received from the buyer. Also in 2005, the Corporation recorded an accrual of $175,000 for estimated losses associated with credit card receivables sold with recourse. The $1.9 million gain recorded in 2005 was net of the servicing and recourse liabilities. Through September 30, 2006, direct servicing costs, net of fees received, have totaled $60,000, with a remaining liability balance for servicing of $220,000. Losses charged against the recourse liability through September 30, 2006, have totaled $58,000, with a remaining liability balance of $117,000. The liabilities for servicing and recourse losses are included in accrued interest and other liabilities in the consolidated balance sheet. Management expects to pay for additional expenditures related to servicing the credit card portfolio, and for losses on receivables sold with recourse, over the remainder of 2006, with the total amount of the expenditures to be determined by mid-December 2006 (the Corporation’s recourse obligation expires as of November 30, 2006). Management expects to record the difference between the total amount of the additional servicing expenditures and recourse losses, and the related liability balances, as a gain or loss in the fourth quarter 2006.
Another major variable that affects the Corporation’s earnings is securities gains and losses, particularly from bank stocks and other equity securities. Management’s decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized in the fourth quarter 2006.
CRITICAL ACCOUNTING POLICIES
The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.
A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. The Corporation’s methodology for determining the allowance for loan losses is described in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore, calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.
Another material estimate is the calculation of fair values of the Corporation’s debt securities. The Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing these fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Accordingly, when selling debt securities, management typically obtains price quotes from more than one source. The large majority of the Corporation’s securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (included in stockholders’ equity).
NET INTEREST MARGIN
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest margin for 2006 and 2005. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.
The net interest margin, on a tax-equivalent basis, of $27,198,000 in 2006 decreased $1,820,000, or 6.3% from 2005. The volume/rate analysis in Table IV shows that the net interest margin fell $2,995,000 in 2006 as a result of interest rate changes. The reduction in net interest income from higher rates reflects the Corporation’s “liability sensitive” position, that is, deposits and borrowings reprice more quickly, on average, than the earning assets base of loans and available-for-sale securities. Table IV also shows that volume increases had the effect of increasing net interest income $1,175,000 in 2006 compared to 2005, as an increased volume of loans generated higher interest income of $2,454,000,and lower long-term borrowings decreased interest expense $1,792,000, while lower available-for-sale securities decreased interest income $2,318,000. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) tightened to 2.93% in 2006, compared to 3.22% for the year ended December 31, 2005 and 3.29% for the first nine months of 2005.
INTEREST INCOME AND EARNING ASSETS
Interest income increased 4.9%, to $49,875,000 in 2006 from $47,556,000 in 2005. Interest and fees from loans increased $3,800,000, or 12.9%, while income from available-for-sale securities decreased $1,695,000, or 9.4%.
As indicated in Table III, average available-for-sale securities in the first nine months of 2006 amounted to $391,742,000, a decrease of 12.0% from the first nine months of 2005. Proceeds from sales and maturities of securities have been used, in part, to help fund the continued growth in loans. Also, since short-term interest rates have been rising faster than long-term rates, there have been few opportunities to purchase mortgage-backed securities or other bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities of 5.55% for the first nine months of 2006 was higher than the 5.39% level in the first nine months of 2005, and the 5.35% rate for the year ended December 31, 2005. The higher average yield on available-for-sale securities is attributed, in part, to the sale of certain lower yielding securities in the fourth quarter 2005. Such lower yielding securities were acquired in 2003 and 2004, when market yields were lower than current conditions. In addition, increased holdings of adjustable rate trust preferred securities in 2005 and 2006 have contributed to the increased yield since the yield on these securities generally rises consistent with short-term rates.
The average balance of gross loans increased 8.1% to $657,447,000 for the first nine months of 2006 from $607,981,000 in the first nine months of 2005. Since the Corporation acquired First State Bank on September 1, 2005, First State Bank’s loans are included in the calculation of average loans throughout the nine months ended September 30, 2006, but are included for only one month of 2005. Excluding loans acquired from First State Bank, average loans increased 4.9%. The average rate of return on loans was 6.77% in the first nine months of 2006, as compared to 6.49% in first nine months of 2005, and 6.53% for the year 2005.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense rose $4,139,000, or 22.3%, to $22,677,000 in 2006 from $18,538,000 in 2005. Table III reflects the current trend in interest rates incurred on liabilities, as the overall cost of funds on interest-bearing liabilities rose to 3.38% for the first nine months of 2006, from 2.81% for the year ended December 31, 2005, and 2.72% for the first nine months of 2005.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased to $752,575,000 in the first nine months of 2006, or a 9.5% increase, from $687,363,000 in the first nine months of 2005. The most significant increases in average deposits by categories were $29,974,000 for interest checking accounts (74.4%), $22,440,000 for certificates of deposit (11.7%), and $17,541,000 (20.8%) for demand deposit accounts. Average money market account balances decreased $10,230,000, or 5.4%, in the first nine months of 2006 as compared to the same period in 2005, as some depositors’ have moved balances to higher-rate certificates of deposit or withdrawn funds to invest in equities. Most of the increase in interest checking balances is attributable to one local governmental customer, for which the Corporation became the primary depository institution in September 2005. In addition, the

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
acquisition of First State Bank contributed significantly to the increase in average deposits in 2006 compared to 2005. Excluding First State Bank, average total deposits increased 4.9% in 2006 compared to 2005.
The combined average total short-term and long-term borrowed funds decreased $60,527,000 to $246,069,000 in the first nine months of 2006 from $306,596,000 in the first nine months of 2005. Throughout most of 2005 and 2006, the yield curve has been flat or inverted, limiting opportunities for the Corporation to earn a positive spread over interest costs associated with maintaining borrowed funds. Accordingly, the Corporation has been paying off borrowings as they mature, or rolling them over at terms of less than one year. The pace of such changes or trends is reflected in the Corporation’s consolidated balance sheet, as total short-term borrowings increased to $63,479,000 at September 30, 2006 from $34,734,000 at December 31, 2005, while total long-term borrowings decreased to $168,470,000 at September 30, 2006 from $232,205,000 at December 31, 2005.
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE
(In Thousands)

	Nine Months Ended
	September 30,		Increase/
	2006	2005	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$11,633	$11,627	$6
Tax-exempt	4,614	6,315	(1,701)

Total available-for-sale securities	16,247	17,942	(1,695)

Held-to-maturity securities, Taxable	18	19	(1)
Interest-bearing due from banks	58	24	34
Federal funds sold	242	61	181
Loans:
Taxable	31,907	28,327	3,580
Tax-exempt	1,403	1,183	220

Total loans	33,310	29,510	3,800

Total Interest Income	49,875	47,556	2,319

INTEREST EXPENSE
Interest checking	1,378	218	1,160
Money market	4,340	2,812	1,528
Savings	257	218	39
Certificates of deposit	6,187	4,576	1,611
Individual Retirement Accounts	3,827	3,095	732
Other time deposits	6	5	1
Short-term borrowings	1,611	894	717
Long-term borrowings	5,071	6,720	(1,649)

Total Interest Expense	22,677	18,538	4,139

Net Interest Income	$27,198	$29,018	$(1,820)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table III – Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	9 Months		Year		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2006	Return/	12/31/2005	Return/	9/30/2005	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$296,774	5.24%	$319,230	4.83%	$323,544	4.80%
Tax-exempt	94,968	6.50%	123,295	6.72%	121,618	6.94%

Total available-for-sale securities	391,742	5.55%	442,525	5.35%	445,162	5.39%

Held-to-maturity securities, Taxable	419	5.74%	427	5.85%	429	5.92%
Interest-bearing due from banks	2,066	3.75%	1,293	2.63%	1,355	2.37%
Federal funds sold	5,763	5.61%	2,600	3.73%	2,698	3.02%
Loans:
Taxable	627,102	6.80%	592,227	6.55%	582,967	6.50%
Tax-exempt	30,345	6.18%	26,117	6.25%	25,014	6.32%

Total loans	657,447	6.77%	618,344	6.53%	607,981	6.49%

Total Earning Assets	1,057,437	6.31%	1,065,189	6.03%	1,057,625	6.01%
Cash	19,309		9,014		9,077
Unrealized gain/loss on securities	3,385		11,197		12,823
Allowance for loan losses	(8,589)		(7,297)		(7,100)
Bank premises and equipment	23,517		19,247		18,214
Intangible Asset — Core Deposit Intangible	402		169		—
Intangible Asset — Goodwill	2,919		983		—
Other assets	39,165		46,117		45,793

Total Assets	$1,137,545		$1,144,619		$1,136,432

INTEREST-BEARING LIABILITIES
Interest checking	$70,275	2.62%	$46,408	1.15%	$40,301	0.72%
Money market	180,001	3.22%	188,507	2.20%	190,231	1.98%
Savings	63,072	0.54%	60,203	0.50%	58,431	0.50%
Certificates of deposit	213,792	3.87%	197,165	3.26%	191,352	3.20%
Individual Retirement Accounts	122,491	4.18%	121,013	3.46%	121,606	3.40%
Other time deposits	1,256	0.64%	1,152	0.52%	1,295	0.52%
Short-term borrowings	54,275	3.97%	44,267	2.80%	46,930	2.55%
Long-term borrowings	191,794	3.53%	254,987	3.47%	259,666	3.46%

Total Interest-bearing Liabilities	896,956	3.38%	913,702	2.81%	909,812	2.72%
Demand deposits	101,688		87,956		84,147
Other liabilities	7,806		10,496		10,117

Total Liabilities	1,006,450		1,012,154		1,004,076

Stockholders’ equity, excluding other comprehensive income/loss	128,856		125,076		124,090
Other comprehensive income/loss	2,239		7,389		8,266

Total Stockholders’ Equity	131,095		132,465		132,356

Total Liabilities and Stockholders’ Equity	$1,137,545		$1,144,619		$1,136,432

Interest Rate Spread		2.93%		3.22%		3.29%
Net Interest Income/Earning Assets		3.44%		3.62%		3.67%

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE IV — ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)

	YTD Ended 9/30/06 vs. 9/30/05
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(1,003)	$1,009	$6
Tax-exempt	(1,315)	(386)	(1,701)

Total available-for-sale securities	(2,318)	623	(1,695)

Held-to-maturity securities, Taxable	—	(1)	(1)
Interest-bearing due from banks	16	18	34
Federal funds sold	103	78	181
Loans:
Taxable	2,207	1,373	3,580
Tax-exempt	247	(27)	220

Total loans	2,454	1,346	3,800

Total Interest Income	255	2,064	2,319

INTEREST-BEARING LIABILITIES
Interest checking	256	904	1,160
Money market	(159)	1,687	1,528
Savings	18	21	39
Certificates of deposit	577	1,034	1,611
Individual Retirement Accounts	23	709	732
Other time deposits	—	1	1
Short-term borrowings	157	560	717
Long-term borrowings	(1,792)	143	(1,649)

Total Interest Expense	(920)	5,059	4,139

Net Interest Income	$1,175	$(2,995)	$(1,820)

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE V — COMPARISON OF NON-INTEREST INCOME
(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
Service charges on deposit accounts	$1,523	$1,182
Service charges and fees	304	288
Trust and financial management revenue	1,784	1,589
Insurance commissions, fees and premiums	371	405
Increase in cash surrender value of life insurance	463	417
Fees related to credit card operation	—	602
Other operating income	1,480	1,258

Total other operating income, before realized gains on securities, net	5,925	5,741
Realized gains on securities, net	4,250	2,388

Total Other Income	$10,175	$8,129

Total non-interest income increased $2,046,000, or 25.1%, in 2006 compared to 2005, primarily related to an increase in net realized gains on securities of $1,862,000. Securities gains are discussed in the Earnings Overview section of Management’s Discussion and Analysis. Other items of significance are as follows:
•	Service charges on deposit accounts increased $341,000, or 28.9%, in 2006 as compared to 2005. Overdraft charges represent the primary increase year over year with $323,000, of which $68,000 represents overdraft charges to customers of First State Bank. The aggregate increase includes approximately $42,000 associated with a rate change initiated in August 2005.

•	Fees related to credit card operation decreased $602,000 to due to the sale of the Citizens & Northern Bank’s credit card operations in the fourth quarter 2005.

•	Other operating income increased $222,000, or 17.7%, in 2006 over 2005. Included in this category were an increase of $148,000 in dividend income on Federal Home Loan Bank of Pittsburgh stock, mainly due to a change in the record date for such distributions, and an increase of $39,000 in debit and ATM card fees.
TABLE VI — COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
Salaries and wages	$10,111	$9,172
Pensions and other employee benefits	3,151	2,878
Occupancy expense, net	1,734	1,376
Furniture and equipment expense	1,981	1,924
Pennsylvania shares tax	732	608
Other operating expense	5,750	5,646

Total Other Expense	$23,459	$21,604

Salaries and wages increased $939,000, or 10.2%, for 2006 compared to 2005. The increase in salaries expense relates primarily to the increase in the number of full-time equivalent employees, which has averaged 10% higher since August of 2005. For 2006, new branch operations at Jersey Shore, Old Lycoming Township and First State Bank added $588,000 to salaries expense.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Pension and other employee benefits associated with the new branch operations added $201,000 in 2006 to this category. Pension plan expense increased 44.7%, or $111,000, in 2006 due to lower investment returns for 2005 than included in the actuarial assumptions, as well as increases in the number of employees and covered compensation, which include employees from First State Bank.
Occupancy expense increased $358,000, or 26.0%, in 2006 compared to 2005. Total occupancy costs in 2006 include $212,000 for the Jersey Shore, Old Lycoming and First State Bank locations, and $142,000 for the new administration building in Wellsboro (which opened in March 2006).
Other (non-interest) expense increased $104,000 or 1.8% in 2006 compared to 2005. The increase in other expenses includes $483,000 for First State Bank in 2006, including $96,000 for the amortization of core deposit intangibles. In addition, in the second quarter 2006, other expense included a one-time charge of $169,000 for impairment of leasehold improvements from early termination of a property lease. Other expenses include legal and professional fees, as well as expenses associated with maintaining and preparing other real estate (ORE) properties for sale. In 2006, attorney fees related to collection activities on a large commercial credit decreased $98,000, and ORE properties expenses decreased $73,000 in 2006 compared to 2005. For 2005, there were additional training costs ($76,000), and PC license costs ($60,000) associated with new core systems and related operations that did not recur. In addition, 2005 costs associated with the 2005 NASDAQ Small Cap registration of $34,000 did not recur in 2006; NASDAQ annual fees were at the same level in both years.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Margin” section of Management’s Discussion and Analysis. Also included in the Net Interest Margin section is a discussion of management’s decision to reduce the Corporation’s balances of available-for-sale securities and borrowings, in response to the flat and inverted yield curve prevalent throughout much of 2005 and 2006. The allowance for loan losses and stockholders’ equity are discussed in separate sections of Management’s Discussion and Analysis.
As described in the “Prospects for the Fourth Quarter 2006” section of Management’s Discussion and Analysis, management may sell available-for-sale securities to help pay off borrowings in the fourth quarter 2006. Borrowings totaling $22,500,000 mature in the fourth quarter 2006. Also, management may utilize cash to repurchase shares of its common stock pursuant to a Board-approved plan that has been extended through August 31, 2007, and which would permit the Corporation to acquire additional shares at a total cost up to approximately $10,666,000.
The Corporation has completed several planned building construction projects in 2006. Total purchases of premises and equipment for the first nine months of 2006 have amounted to $3,220,000. Capital expenditures for the fourth quarter 2006 are not expected to have a material impact on the Corporation’s financial condition.
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
Effective in 2005, management changed its process for determining and disclosing the components of the allowance for loan losses. A management committee evaluates qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors. This analysis is performed separately for the following categories of lending activity: commercial, mortgage and consumer. Based on the results of these evaluations, allocations have been made to the components of the allowance shown in Table VIII. For periods prior to 2005, Table VIII includes the portion of the allowance determined by management’s subjective assessment of economic conditions and other factors in the unallocated component of the allowance. Primarily as a result of this change in process, Table VIII shows the amounts allocated to the allowance for commercial, consumer mortgage and consumer loans at September 30, 2006 and December 31, 2005 have increased in comparison to the

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
corresponding amounts at December 31, 2004 and previous years, while the unallocated portion of the allowance was $207,000 at September 30, 2006 and $0 at December 31, 2005, down from $2,578,000 at December 31, 2004.
As shown in Table VII, net charge-offs for the nine months ended September 30, 2006 totaled $757,000, up from $646,000 for the nine months ended September 30, 2005. Table VII also shows the provision for loan losses for the first nine months of 2006 was $491,000, down from $1,125,000 for the first nine months of 2005. In the second quarter 2006, settlements were reached related to two large commercial loan relationships that had previously been classified as impaired. Total second quarter 2006 charge-offs related to these two relationships were $568,000, or approximately $450,000 less than the estimated valuation allowance amounts that had been previously recorded. These lower-than-anticipated charge-off levels contributed to a reduction in the provision for loan losses during the second quarter 2006.
Table IX presents information related to past due and impaired loans. As of September 30, 2006, total impaired loans increased to $8,671,000 from the June 30, 2006 total of $5,673,000. Similarly, nonaccrual loans totaled $9,026,000 at September 30, 2006, up from $5,901,000 at June 30, 2006. In the third quarter 2006, management identified three commercial loan relationships with outstanding balances totaling approximately $3,300,000 that were moved to nonaccrual status and classified as impaired. Management established a valuation allowance related to one of these relationships of $400,000, leading to an increase in the total valuation allowance related to impaired loans to $1,779,000 at September 30, 2006 from $1,530,000 at June 30, 2006. These increases in impaired and nonaccrual loans follow reductions in the second quarter, mainly because of the settlements of the two large commercial loan relationships referred to above. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and non-accrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2006. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning non-accrual status, if appropriate.
Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.
TABLE VII — ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2006	2005	2005	2004	2003	2002	2001
Balance, beginning of year	$8,361	$6,787	$6,787	$6,097	$5,789	$5,265	$5,291

Charge-offs:
Real estate loans	571	225	264	375	168	123	144
Installment loans	165	138	224	217	326	116	138
Credit cards and related plans	18	177	198	178	171	190	200
Commercial and other loans	183	202	298	16	303	123	231

Total charge-offs	937	742	984	786	968	552	713

Recoveries:
Real estate loans	6	13	14	3	75	30	6
Installment loans	44	48	61	32	52	30	27
Credit cards and related plans	21	21	30	23	17	18	20
Commercial and other loans	109	14	50	18	32	58	34

Total recoveries	180	96	155	76	176	136	87

Net charge-offs	757	646	829	710	792	416	626
Allowance for loan losses recorded in acquisition	—	377	377	—	—	—	—
Provision for loan losses	491	1,125	2,026	1,400	1,100	940	600

Balance, end of period	$8,095	$7,643	$8,361	$6,787	$6,097	$5,789	$5,265

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VIII — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)

	As of
	Sept. 30,	As of December 31,
	2006	2005	2004	2003	2002	2001
Commercial	$2,384	$2,705	$1,909	$1,578	$1,315	$852
Consumer mortgage	3,183	2,806	513	456	460	188
Impaired loans	1,779	2,374	1,378	1,542	1,877	1,736
Consumer	542	476	409	404	378	302
Unallocated	207	—	2,578	2,117	1,759	2,187

Total Allowance	$8,095	$8,361	$6,787	$6,097	$5,789	$5,265

TABLE IX — PAST DUE AND IMPAIRED LOANS
(In Thousands)

	Sept 30,	June 30,	Mar. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2006	2006	2006	2005	2004	2003
Impaired loans without a valuation allowance	$3,075	$448	$819	$910	$3,552	$114
Impaired loans with a valuation allowance	5,596	5,225	8,148	7,306	4,709	4,507

Total impaired loans	$8,671	$5,673	$8,967	$8,216	$8,261	$4,621

Valuation allowance related to impaired loans	$1,779	$1,530	$2,603	$2,374	$1,378	$1,542

Total nonaccrual loans	$9,026	$5,901	$9,176	$6,365	$7,796	$1,145
Total loans past due 90 days or more and still accruing	$1,330	$1,035	$1,139	$1,369	$1,307	$2,546
TABLE X — SUMMARY OF LOANS BY TYPE
(In Thousands)

	Sept. 30,	As of December 31,
	2006	2005	2004	2003	2002	2001
Real estate — construction	$9,195	$5,552	$4,178	$2,856	$103	$1,814
Real estate — residential mortgage	381,427	361,857	347,705	330,807	292,136	245,997
Real estate — commercial mortgage	175,179	153,661	128,073	100,240	78,317	60,267
Consumer	32,356	31,559	31,702	33,977	31,532	29,284
Agricultural	2,870	2,340	2,872	2,948	3,024	2,344
Commercial	40,367	69,396	43,566	34,967	30,874	24,696
Other	1,550	1,871	1,804	1,183	2,001	1,195
Political subdivisions	33,499	27,063	19,713	17,854	13,062	13,479
Lease receivables	—	—	—	65	96	152

Total	676,443	653,299	579,613	524,897	451,145	379,228
Less: allowance for loan losses	(8,095)	(8,361)	(6,787)	(6,097)	(5,789)	(5,265)

Loans, net	$668,348	$644,938	$572,826	$518,800	$445,356	$373,963

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This pronouncement, which will be effective for the Corporation in 2007, clarifies accounting for income tax positions that are either: (1) complex, and therefore, subject to varied interpretation, or (2) controversial. Management does not expect this pronouncement to have a significant impact on the Corporation’s financial position or results of operations in 2007.
In February 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 will be effective for the Corporation in 2007. SFAS No. 155 will not change the Corporation’s financial statement valuation or classification of financial instruments held prior to 2007, and at this time, management does not expect SFAS No. 155 to have an impact on the Corporation’s financial position or results of operations in 2007.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans.” SFAS No. 158 amends SFAS No. 87, 88, 106 and 132(R). SFAS No. 158 requires, among other things, that the Corporation recognize the underfunded status of its defined benefit pension plan and postretirement health plan as a liability, with a reduction in stockholders’ equity, in the fourth quarter 2006. Based on information available as of September 30, 2006, including the market value of pension plan assets as of that time, and assumptions concerning interest rates and other factors, all of which could change significantly by December 31, 2006, management has estimated the amount of the fourth quarter 2006 reduction in stockholders’ equity from implementation of SFAS No. 158 to be $1,650,000. The implementation of SFAS No. 158 will not affect net income for the year ending December 31, 2006.
DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation has utilized derivative financial instruments related to a certificate of deposit product called the “Index Powered Certificate of Deposit” (IPCD). IPCDs have a term of 5 years, with interest paid at maturity based on 90% of the appreciation (as defined) in the S&P 500 index. There is no guaranteed interest payable to a depositor of an IPCD — however, assuming an IPCD is held to maturity, a depositor is guaranteed the return of his or her principal, at a minimum. In 2004, the Corporation stopped originating new IPCDs, but continues to maintain and account for IPCDs and the related derivative contracts entered into between 2001 and 2004.
Statement of Financial Accounting Standards No. 133 requires the Corporation to separate the amount received from each IPCD issued into 2 components: (1) an embedded derivative, and (2) the principal amount of each deposit. Embedded derivatives are derived from the Corporation’s obligation to pay each IPCD depositor a return based on appreciation in the S&P 500 index. Embedded derivatives are carried at fair value, and are included in other liabilities in the consolidated balance sheet. Changes in fair value of the embedded derivative are included in other expense in the consolidated income statement. The difference between the contractual amount of each IPCD issued, and the amount of the embedded derivative, is recorded as the initial deposit (included in interest-bearing deposits in the consolidated balance sheet). Interest expense is added to principal ratably over the term of each IPCD at an effective interest rate that will increase the principal balance to equal the contractual IPCD amount at maturity.
In connection with IPCD transactions, the Corporation has entered into Equity Indexed Call Option (Swap) contracts with the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh). Under the terms of the Swap contracts, the Corporation must pay FHLB-Pittsburgh quarterly amounts calculated based on the contractual amount of IPCDs issued times a negotiated rate. In return, FHLB-Pittsburgh is obligated to pay the Corporation, at the time of maturity of the IPCDs, an amount equal to 90% of the appreciation (as defined) in the S&P 500 index. If the S&P 500 index does not appreciate over the term of the related IPCDs, the FHLB-Pittsburgh would make no payment to the Corporation. The effect of the Swap contracts is to limit the Corporation’s cost of IPCD funds to the market rate of interest paid to FHLB-Pittsburgh. (In addition, the Corporation paid a fee of 0.75% to a consulting firm at inception of each deposit. These fees are being amortized to interest expense over the term of the IPCDs.) Swap assets or liabilities are carried at fair value, and included in other assets or other liabilities in the consolidated balance sheet. Changes in fair value of swap liabilities are included in other expense in the consolidated income statement.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Amounts recorded as of September 30, 2006 and December 31, 2005, and for the first nine months of 2006 and 2005, related to IPCDs are as follows (in thousands):

	Sept. 30,	Dec. 31,
	2006	2005
Contractual amount of IPCDs (equal to notional amount of Swap contracts)	$3,014	$3,952

Carrying value of IPCDs	2,918	3,733

Carrying value of embedded derivative liabilities	579	558

Carrying value of Swap contract (assets) liabilities	(468)	(346)

	9 Months	9 Months
	Ended	Ended
	Sept. 30,	Sept. 30,
	2006	2005
Interest expense	$123	$117

Other expense	12	(4)
LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB — Pittsburgh, secured by mortgage loans and various investment securities. At September 30, 2006, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $205,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At September 30, 2006, the carrying value of non-pledged securities was $134,921,000.
Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation’s estimated consolidated capital ratios at September 30, 2006 are as follows:

Total capital to risk-weighted assets	17.94%
Tier 1 capital to risk-weighted assets	16.49%
Tier 1 capital to average total assets	11.00%
Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future, including the effects of any repurchases of common stock that may occur (as discussed in the “Financial Condition” section of Management’s Discussion and Analysis) and the reduction in stockholders’ equity anticipated as a result of implementing SFAS No. 158 (as discussed in “Recent Accounting Pronouncements”).

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in interest rates. Since mid-2004, the Federal Reserve Board has increased the Fed funds target rate 17 times from 1% to its current level of 5.25%. Further concerns about the possibility of inflation could lead to further increases in the Fed funds target rate, which management believes would be detrimental to the corporation’s net interest margin. Although management cannot predict future changes in the rate of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressure, in managing interest rate and other financial risks.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
The Corporation’s two major categories of market risk, interest rate risk and equity securities risk, are discussed in the following sections.
INTEREST RATE RISK
Business risk arising from changes in interest rates is a significant factor in operating a bank. The Corporation’s assets are predominantly long-term, fixed rate loans and debt securities. Funding for these assets comes principally from short-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation’s financial instruments when interest rates change.
Citizens & Northern Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of Citizens & Northern Bank are included in management’s monthly simulation model calculations. Since Citizens & Northern Bank makes up more than 90% of the Corporation’s total assets and liabilities, and because Citizens & Northern Bank is the source of the most volatile interest rate risk, management does not consider it necessary to run the model for the remaining entities within the consolidated group. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
Citizens & Northern Bank’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The Bank’s policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As Table XI shows, as of September 30, 2006 and December 31, 2005, the decline in net interest income and market value exceed the policy threshold marks, if interest rates rise immediately by 200 or 300 basis points. The “out of policy” positions are a reflection of the Corporation’s liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management has reviewed these positions with the Board of Directors monthly throughout 2005 and at least quarterly in 2006. In addition, management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to rising interest rates.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XI — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
Sept. 30, 2006 Data
(In Thousands)

	Period Ending Sept. 30, 2007
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$67,654	$46,186	$21,468	-28.0%	20.0%
+200	65,873	41,568	24,305	-18.4%	15.0%
+100	64,045	36,950	27,095	-9.1%	10.0%
0	62,131	32,332	29,799	0.0%	0.0%
-100	59,588	27,786	31,802	6.7%	10.0%
-200	56,507	23,838	32,669	9.6%	15.0%
-300	53,006	20,404	32,602	9.4%	20.0%

	Market Value of Portfolio Equity
	at Sept. 30, 2006
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$44,460	-61.0%	45.0%
+200	67,278	-41.0%	35.0%
+100	90,864	-20.3%	25.0%
0	114,032	0.0%	0.0%
-100	130,964	14.8%	25.0%
-200	140,126	22.9%	35.0%
-300	148,041	29.8%	45.0%
December 31, 2005 Data
(In Thousands)

	Period Ending December 31, 2006
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$66,381	$43,764	$22,617	-24.8%	20.0%
+200	64,649	39,466	25,183	-16.3%	15.0%
+100	62,850	35,168	27,682	-7.9%	10.0%
0	60,942	30,871	30,071	0.0%	0.0%
-100	58,178	26,573	31,605	5.1%	10.0%
-200	55,000	23,098	31,902	6.1%	15.0%
-300	51,805	19,877	31,928	6.2%	20.0%

	Market Value of Portfolio Equity
	at December 31, 2005
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$54,493	-56.8%	45.0%
+200	77,762	-38.3%	35.0%
+100	102,136	-19.0%	25.0%
0	126,029	0.0%	0.0%
-100	142,377	13.0%	25.0%
-200	151,148	19.9%	35.0%
-300	160,867	27.6%	45.0%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
EQUITY SECURITIES RISK
The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds. Included in “Other Equity Securities” in the table that follows are preferred stocks issued by U.S. Government agencies with a fair value of $2,000,000 at September 30, 2006 and $1,997,000 at December 31, 2005.
Investments in bank stocks are subject to the risk factors that affect the banking industry in general, including competition from non-bank entities, credit risk, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of bank and bank holding companies located in Pennsylvania, these investments could decline in market value if there is a downturn in the state’s economy.
Equity securities held as of September 30, 2006 and December 31, 2005 are presented in Table XII.
TABLE XII — EQUITY SECURITIES
(In Thousands)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At September 30, 2006	Cost	Value	Value	Value
Banks and bank holding companies	$18,827	$24,727	$(2,473)	$(4,945)
Other equity securities	4,102	4,591	(459)	(918)

Total	$22,929	$29,318	$(2,932)	$(5,863)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2005	Cost	Value	Value	Value
Banks and bank holding companies	$20,010	$28,879	$(2,888)	$(5,776)
Other equity securities	4,023	4,387	(439)	(877)

Total	$24,033	$33,266	$(3,327)	$(6,653)

ITEM 4. CONTROLS AND PROCEDURES
The Corporation’s management, under the supervision of and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to affect, our internal control over financial reporting.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Corporation and the subsidiary banks are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation’s financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 3, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Issuer Sales of Equity Securities
During the quarter ended September 30, 2006, the Corporation issued 1,665 shares of common stock held in treasury upon the exercise of stock options by directors under the Corporation’s equity compensation plans. Exercise prices for the stock options ranged from $14.17 to $18.03 per share, with an average exercise price of $16.92 per share. The aggregate cash proceeds to the Corporation from exercises of stock options during the quarter ended September 30, 2006 was $28,175. Treasury shares were issued upon exercise of these options by a small number of directors or employees in reliance upon the private placement exemption from registration under Section 4(2) of the Securities Act of 1933.
c.	Issuer Purchases of Equity Securities
On August 19, 2005, the Corporation announced a plan to repurchase shares of its outstanding common stock up to a total of $3 million over the period ending August 31, 2006. On May 18, 2006, the plan was amended to increase the total value of common stock that could be repurchased to $13 million. Also, on June 22, 2006, the Corporation adopted a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of its common stock at times when it would ordinarily be prevented from doing so because of insider trading laws or self-imposed trading blackout periods. Under the Rule 10b5-1 plan, a broker selected by the Corporation was given the authority under terms and limitations specified in the Rule 10b5-1 plan to repurchase             shares on behalf of the Corporation, up to the total that remained under the existing repurchase authorization. Purchases were permitted under the Rule 10b5-1 plan from June 26, 2006 through July 19, 2006. On August 24, 2006, the Corporation extended the plan to permit share repurchases through August 31, 2007. As of September 30, 2006, the maximum additional value available for purchases under this program is $10,666,392.
The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the third quarter of 2006:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total number		as Part of Publicly	Purchased Under
	of Share	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 1 - 31, 2006	20,200	$22.53	20,200	$11,834,615
Aug. 1 - 31, 2006	40,046	$22.72	60,246	$10,924,859
Sept. 1 - 30, 2006	11,350	$22.77	71,596	$10,666,392
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Item 6. Exhibits

3. (i) Articles of Incorporation	Incorporated by reference to the exhibits filed with the Corporation’s registration statement on Form S-4 on March 27, 1987.

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q

31. Rule 13a-14(a)/15d-14(a) certifications:

31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Signature Page
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 6, 2006	By:	/s/ Craig G. Litchfield

Date		Chairman, President and Chief Executive Officer

November 6, 2006	By:	/s/ Mark A. Hughes

Date		Treasurer and Chief Financial Officer