Form 10-K
period 2006-12-31
CITIZENS & NORTHERN CORP
filed 2007-03-02
CIK 810958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
Commission file number: 0-16084
CITIZENS & NORTHERN CORPORATION
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2451943

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

90-92 MAIN STREET, WELLSBORO, PA	16901

(Address of principal executive offices)	(Zip code)
570-724-3411
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange Where Registered

Common Stock Par Value $1.00	The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2006, the registrant’s most recently completed second fiscal quarter, was $190,710,304.
The number of shares of common stock outstanding at February 22, 2007 was 8,292,759.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 17, 2007 are incorporated by reference into Parts III and IV of this report.

PART I
ITEM 1. BUSINESS
Citizens & Northern Corporation (“Corporation”) is a holding company whose principal activity is community banking. The Corporation’s principal office is located in Wellsboro, Pennsylvania. The largest subsidiary is Citizens & Northern Bank (“C&N Bank”). In the third quarter 2005, the Corporation completed the acquisition of Canisteo Valley Corporation and its subsidiary, First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY. The acquisition of Canisteo Valley Corporation and First State Bank permits expansion of Citizens & Northern Corporation’s banking operations into communities located in the southern tier of New York State, in close proximity to many of the northern Pennsylvania branch locations. Management considers the New York State branches to be part of the same community banking operating segment as the Pennsylvania locations; however, the separate New York State charter for First State Bank has been maintained because of certain regulatory advantages. The Corporation’s other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company (“Bucktail”). Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures credit and mortgage life and accident and health insurance on behalf of the Bank.
In December 2006, the Corporation, along with Citizens Bancorp, Inc. (“Citizens”), announced the signing of an Agreement and Plan of Merger. Citizens is the parent company of Citizens Trust Company (“CTC”), a commercial bank with offices in the Pennsylvania communities of Coudersport, Emporium and Port Allegany. As of December 31, 2006, Citizens reported total assets of $144.4 million. Under the terms of the Agreement and Plan of Merger, Citizens will merge into the Corporation, and CTC will merge into C&N Bank. In the aggregate, 50% of the shares of Citizens common stock will be purchased for cash and 50% of the shares of Citizens common stock will be exchanged for shares of Corporation common stock. Based on the number of Citizens common shares outstanding on December 31, 2006, and the last trading price of the Corporation’s common stock in 2006, the total purchase consideration is valued at approximately $29 million. The transaction, which has been approved by the Board of Directors of both companies, is expected to be completed during the second quarter 2007. Consummation of the Merger is subject to approval by Citizens’ shareholders, regulatory approvals and other customary conditions of closing.
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
C&N Bank and First State Bank (collectively, the “Banks”) provide an extensive range of banking services, including deposit and loan products for personal and commercial customers. C&N Bank also maintains a trust division that provides a wide range of financial services, such as 401(k) plans, retirement planning, estate planning, estate settlements and asset management. In January 2000, C&N Bank formed a subsidiary, C&N Financial Services Corporation (“C&NFSC”). C&NFSC is a licensed insurance agency that provides insurance products to individuals and businesses. In 2001, C&NFSC added a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. C&NFSC’s operations are not significant in relation to the total operations of the Corporation.
All phases of the Banks’ business are competitive. The Banks primarily compete in Tioga, Bradford, Sullivan and Lycoming counties in Pennsylvania, and Steuben and Allegany counties in New York. The Banks compete with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in the Banks’ market area are larger in overall size than the Banks. With respect to lending activities and attracting deposits, the Banks also compete with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Banks compete with mutual funds for deposits. C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services. The Banks are generally competitive with all financial institutions in our service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Banks serve a diverse customer base, and are not economically dependent on any small group of customers or on any individual industry.

Major initiatives over the last 5 years included the following:
•	expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

•	purchased and remodeled a former bank operations center in Williamsport, PA, and began offering trust and financial management, commercial lending, branch banking and other services, in 2004;

•	opened a branch office at a leased facility in South Williamsport, PA in 2004;

•	replaced the core banking computer system in 2004;

•	constructed and opened a branch facility in Jersey Shore, PA in 2005;

•	closed on the merger with Canisteo Valley Corporation in 2005;

•	constructed and opened a branch facility in Old Lycoming Township, PA, which opened in March 2006

•	constructed an administration building in Wellsboro, PA, which opened in March 2006; and

•	as described above, in December 2006, entered into an agreement to acquire Citizens Bancorp, Inc., which is expected to close in 2007.
At December 31, 2006, C&N Bank had total assets of $1,063,970,000, total deposits of $725,983,000, net loans outstanding of $659,370,000 and 346 full-time equivalent employees. At December 31, 2006, First State Bank had total assets of $42,889,000, total deposits of $35,241,000, net loans outstanding of $19,930,000 and 20 full-time equivalent employees.
Most of the activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:
•	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.

•	C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

•	Canisteo Valley Corporation is the holding company for First State Bank. The Federal Reserve is the primary regulator for Canisteo Valley Corporation.

•	First State Bank is a state-chartered, Federal Reserve member bank, supervised by the Federal Reserve and the New York State Department of Banking.

•	C&NFSC is a Pennsylvania corporation. The Pennsylvania Department of Insurance regulates C&NFSC’s insurance activities. Brokerage products are offered through a third party networking agreement between C&N Bank and UVEST Financial Services, Inc.

•	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.
A copy of the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, will be furnished without charge upon written request to the Corporation’s Treasurer at P.O. Box 58, Wellsboro, PA 16901. Copies of these reports will be furnished as soon as reasonably possible, after they are filed electronically with the Securities and Exchange Commission. The information is also available through the Corporation’s web site at www.cnbankpa.com.

ITEM 1A. RISK FACTORS
The Corporation is subject to the many risks and uncertainties applicable to all banking companies, as well as risks specific to the Corporation’s geographic locations. Although the Corporation seeks to effectively manage risks, and maintains a level of equity that exceeds the banking regulatory agencies’ thresholds for being considered “well capitalized” (see Note 21 to the consolidated financial statements), management cannot predict the future and cannot eliminate the possibility of credit, operational or other losses. Accordingly, actual results may differ materially from management’s expectations. Some of the Corporation’s significant risks and uncertainties are discussed below.
Credit Risk from Lending Activities — A significant source of risk is the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most of the Corporation’s loans are secured, but some loans are unsecured. With respect to secured loans, the collateral securing the repayment of these loans may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when it is not. The Corporation has adopted underwriting and credit monitoring procedures and policies, including regular reviews of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss. Also, as discussed further in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis, the Corporation attempts to estimate the amount of losses that may be inherent in the portfolio through a quarterly evaluation process that includes several members of management and that addresses specifically identified problem loans, as well as other quantitative data and qualitative factors. Such risk management and accounting policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
Interest Rate Risk — Business risk arising from changes in interest rates is an inherent factor in operating a banking organization. The Corporation’s assets are predominantly long-term, fixed rate loans and debt securities. Funding for these assets comes principally from shorter-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation’s financial instruments when interest rates change. Significant fluctuations in interest rates could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Equity Securities Risk - The Corporation’s equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of its holdings in Pennsylvania banks, these investments could decline in value if there were a downturn in the state’s economy. These factors could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. For additional information regarding equity securities risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Breach of Information Security and Technology Dependence — The Corporation relies on software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite numerous safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
Limited Geographic Diversification — The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan and Lycoming, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. Deterioration in economic conditions could adversely affect the quality of the Corporation’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Growth Strategy – In recent years, the Corporation has expanded its operations by adding new branches in Lycoming County, Pennsylvania, and by acquiring Canisteo Valley Corporation in the southern tier of New York State. Also, as described in Item 1, in December 2006, the Corporation entered into an agreement to acquire Citizens Bancorp, Inc., a banking company with total assets of approximately $144.4 million as of December 31, 2006. Management expects the acquisition of Citizens Bancorp, inc. to close in 2007. The Corporation’s future financial performance will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
Competition — All phases of the Corporation’s business are competitive. Some competitors are much larger in total assets and capitalization than the Corporation, have greater access to capital markets and can offer a broader array of financial services. There can be no assurance that the Corporation will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
Government Regulation and Monetary Policy — The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Corporation conducts its business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Corporation’s shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
Bank Secrecy Act and Related Laws and Regulations — These laws and regulations have significant implications for all financial institutions. They increase due diligence requirements and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities. Even innocent noncompliance and inconsequential failure to follow the regulations could result in significant fines or other penalties, which could have a material adverse impact on the Corporation’s financial condition, results of operations or liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Banks owns each of their properties, except for the facility located at 2 East Mountain Avenue, South Williamsport, which is leased. All of the properties are in good condition. None of the owned properties are subject to encumbrance.
A listing of properties is as follows:

Main administrative offices:
90-92 Main Street	or	10 Nichols Street
Wellsboro, PA 16901		Wellsboro, PA 16901

Facilities management office:
Water Street
Wellsboro, PA 16901

Branch offices – C&N Bank:
428 S. Main Street		1085 S. Main Street	Courthouse Square
Athens, PA 18810		Mansfield, PA 16933	Troy, PA 16947

111 Main Street		Route 220	90-92 Main Street
Dushore, PA 18614		Monroeton, PA 18832	Wellsboro, PA 16901

Main Street	3461 Route 405 Highway	1510 Dewey Avenue
East Smithfield, PA 18817	Muncy, PA 17756	Williamsport, PA 17701

104 Main Street	Thompson Street	130 Court Street
Elkland, PA 16920	Ralston, PA 17763	Williamsport, PA 17701

230-232 Railroad Street	503 N. Elmira Street	Route 6
Jersey Shore, PA 17740	Sayre, PA 18840	Wysox, PA 18854

102 E. Main Street	2 East Mountain Avenue
Knoxville, PA 16928	South Williamsport, PA 17702

Main Street	41 Main Street
Laporte, PA 18626	Tioga, PA 16946

Main Street	428 Main Street
Liberty, PA 16930	Towanda, PA 18848

First State Bank offices:

3 Main Street	111 Main Street
Canisteo, NY 14823	Hornell, NY 14843
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
QUARTERLY SHARE DATA
Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. Effective January 13, 2005, the Corporation’s stock began to be listed on the NASDAQ Capital Markets (formerly known as NASDAQ SmallCap) with the trading symbol CZNC. Previously, the Corporation’s stock was available through the Over-The-Counter Bulletin Board. As of December 31, 2006, there were 2,422 shareholders of record of the Corporation’s common stock.
The following table sets forth the high and low sales prices of the common stock during 2006 and 2005.

	2006			2005
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter

First quarter	$29.93	$23.76	$0.24	$32.25	$26.50	$0.23
Second quarter	25.72	20.11	0.24	33.85	25.80	0.23
Third quarter	24.12	19.80	0.24	37.51	25.22	0.23
Fourth quarter	22.77	21.29	0.24	29.46	24.49	0.24

In addition to the cash dividends reflected in the table above, the Corporation declared a 1% stock dividend in the 4th quarter of each year presented, which was issued in January of the following year.
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
PERFORMANCE GRAPH
Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five year period commencing December 31, 2001 and ended December 31, 2006. The index values are market-weighted dividend-reinvestment numbers which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.
COMPARISON OF 5 YEAR CUMULATIVE RETURN

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Citizens & Northern Corporation	100.00	125.72	171.70	179.53	177.96	160.72
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Citizens & Northern Peer Group	100.00	122.75	167.43	184.55	177.76	191.32

The C&N peer group consists of banks headquartered in Pennsylvania with total assets of $500 million to $1.3 billion. This peer group consists of ACNB Corporation, Gettysburg; American Bank Incorporated, Allentown; AmeriServ Financial, Inc., Johnstown; Bryn Mawr Bank Corporation, Bryn Mawr; CNB Financial Corporation, Clearfield; Citizens Financial Services, Inc., Mansfield; Comm Bankcorp, Inc., Clarks Summit; Ephrata National Bank, Ephrata; Fidelity D & D Bancorp, Inc., Dunmore; First Chester County Corp., West Chester; First Keystone Corporation, Berwick; First National Community Bankcorp, Inc., Dunmore; Franklin Financial Services Corporation, Chambersburg; IBT Bancorp, Inc., Irwin; Leesport Financial Corp., Wyomissing; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Penseco Financial Services Corporation, Scranton; PSB Bancorp, Inc., Philadelphia; QNB Corp., Quakertown; Republic First Bancorp, Inc. ; Philadelphia; FNB Bankcorp, Inc., Newtown; Palm Bancorp, Palmerton; Tower Bancorp, Inc., Greencastle; Codorus Valley Bancorp, Inc., York; Union National Financial Corporation, Lancaster, and DNB Financial Corporation, Downingtown.
The data for this graph was obtained from SNL Financial L.C.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2006.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans

Equity compensation plans approved by shareholders	197,182	$21.62	162,678

Equity compensation plans not approved by shareholders	0	N/A	0
More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 15 to the consolidated financial statements.
SALES OF UNREGISTERED SECURITIES
During the 3-month period ended December 31, 2006, the Corporation issued 420 shares of common stock held in treasury upon the exercise of stock options by a director under the Corporation’s equity compensation plans. The exercise price was $17.00 per share and resulted in cash proceeds to the Corporation of $7,140. Treasury shares were issued upon exercise of options by a small number of employees and directors in reliance upon the private placement exemption from registration under Section 4(2) of the Securities Act of 1933.
ISSUER PURCHASES OF EQUITY SECURITIES
On August 24, 2006, the Corporation announced the extension of a plan, through August 31, 2007, that permits repurchase of shares of its outstanding common stock. There were no share repurchases during the fourth quarter 2006. As of December 31, 2006, the maximum additional value available for purchases under this program is $10,666,392.

ITEM 6. SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
INCOME STATEMENT (In Thousands)
Interest and fee income	$64,462	$61,108	$57,922	$55,223	$57,285
Interest expense	30,774	25,687	22,606	23,537	26,315

Net interest income	33,688	35,421	35,316	31,686	30,970
Provision for loan losses	672	2,026	1,400	1,100	940

Net interest income after provision for loan losses	33,016	33,395	33,916	30,586	30,030
Noninterest income excluding securities gains and gains from sale of credit card loans	7,970	7,636	6,922	6,595	6,624
Securities gains	5,046	1,802	2,877	4,799	2,888
Gain from sale of credit card loans	340	1,906	—	—	—
Noninterest expense	31,614	28,962	26,001	22,114	20,849

Income before income tax provision	14,758	15,777	17,714	19,866	18,693
Income tax provision	2,772	2,793	2,851	3,609	3,734

Net income	$11,986	$12,984	$14,863	$16,257	$14,959

PER COMMON SHARE: (1)
Basic earnings per share	$1.44	$1.55	$1.78	$1.95	$1.79
Diluted earnings per share	$1.43	$1.54	$1.77	$1.94	$1.79
Cash dividends declared per share	$0.96	$0.93	$0.89	$0.85	$0.77
Stock dividend	1%	1%	1%	1%	1%
Book value at period-end	$15.66	$15.74	$15.76	$15.03	$13.90
Tangible book value at period-end	$15.29	$15.33	$15.76	$15.03	$13.90
Weighted average common shares outstanding — basic	8,339,104	8,375,062	8,349,994	8,334,882	8,334,380
Weighted average common shares outstanding — diluted	8,364,778	8,433,847	8,398,520	8,383,597	8,356,268
END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$356,665	$427,298	$475,085	$483,032	$512,175
Held-to-maturity securities	414	422	433	560	707
Gross loans	687,501	653,299	579,613	524,897	451,145
Allowance for loan losses	8,201	8,361	6,787	6,097	5,789
Total assets	1,127,368	1,162,954	1,123,002	1,066,901	1,018,768
Deposits	760,349	757,065	676,545	658,065	640,304
Borrowings	228,440	266,939	305,005	272,953	251,849
Stockholders’ equity	129,888	131,968	131,585	125,343	115,837
AVERAGE BALANCES (In Thousands)
Total assets	1,134,689	1,144,619	1,114,041	1,034,720	943,001
Earning assets	1,055,103	1,065,189	1,036,535	959,556	881,434
Gross loans	662,714	618,344	551,352	485,150	410,670
Deposits	750,982	702,404	669,307	651,026	613,392
Stockholders’ equity	131,082	132,465	128,374	122,271	107,595
KEY RATIOS
Return on average assets	1.06%	1.13%	1.33%	1.57%	1.59%
Return on average equity	9.14%	9.80%	11.58%	13.30%	13.90%
Average equity to average assets	11.55%	11.57%	11.52%	11.82%	11.41%
Net interest margin (2)	3.42%	3.62%	3.78%	3.70%	3.85%
Efficiency (3)	75.89%	67.26%	61.56%	57.77%	55.46%
Cash dividends as a % of diluted earnings per share	67.13%	60.39%	50.28%	43.81%	43.02%
Tier 1 leverage	11.22%	10.62%	10.69%	10.80%	10.53%
Tier 1 risk-based capital	16.51%	16.52%	17.17%	18.67%	18.41%
Total risk-based capital	17.97%	18.19%	18.89%	20.61%	20.09%

(1)	All share and per share data have been restated to give effect to stock dividends and splits.

(2)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.

(3)	The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income excluding securities gains and gains from sale of credit card loans.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
EARNINGS OVERVIEW
2006 vs. 2005
Net income in 2006 was $11,986,000, or $1.44 per share – basic and $1.43 per share – diluted. Net income for 2006 was down from $1.55 per share – basic and $1.54 per share – diluted in 2005. In 2006, the trends of the past few years that have negatively impacted the Corporation’s earnings results continued, as the yield curve moved from flat to inverted, and noninterest expense continued to increase.
The net interest margin decreased $1,733,000, or 4.9%, in 2006 as compared to 2005. The flat or inverted yield curve, along with competitive pressures, caused interest rates paid on liabilities (mainly deposits and borrowings) to increase more than the rates of interest earned on loans and investment securities. Further, the flat or inverted yield curve resulted in limited opportunities to earn a positive spread from maintaining borrowed funds and holding investment securities. Accordingly, the Corporation sold securities and repaid borrowings throughout much of 2006. The balance of available-for-sale securities was $70,633,000 lower at December 31, 2006 than one year earlier, and the December 31, 2006 balance of short-term and long-term borrowings was $40,023,000 lower than one year earlier.
Noninterest expense increased $2,652,000 (9.2%) in 2006 over 2005. Much of the increase in noninterest expense in 2006 has been attributable to operations and start-up costs in new markets, including the First State Bank offices (Canisteo and South Hornell) in New York State, and the Jersey Shore and Old Lycoming Township offices in Pennsylvania.
Gains related to sales of credit card loans totaled $340,000 in 2006 and $1,906,000 in 2005. In the fourth quarter 2005, the Corporation sold the C&N Bank credit card receivables, and recorded a gain of $1,906,000. After the sale, the Corporation continued to provide servicing of credit cards for a portion of 2006, and was subject to possible losses associated with credit card receivables sold with recourse. In the fourth quarter 2006, the Corporation recorded an additional gain of $325,000 for the difference between the initial estimates of post-sale servicing expenses and recourse losses, and the actual amounts incurred. Also in 2006, the Corporation sold First State Bank’s credit card portfolio for a gain of $15,000.
Net realized gains from sales of securities amounted to $5,046,000 in 2006, an increase of $3,244,000 over 2005. Most of the gains realized in 2006 have been from sales of bank stocks. Also, in the fourth quarter 2005, C&N had net losses from sales of securities of $586,000. The fourth quarter 2005 losses were mainly from sales of debt securities that were purchased in 2003 and 2004, when market yields were lower than in 2005.
The provision for loan losses was $672,000 in 2006, down from $2,026,000 in 2005. In 2006, negotiations and workout of a few large, commercial loans were completed, resulting in charge-offs that were significantly less than the estimated allowances that had been previously established.

2005 vs. 2004
Net income in 2005 totaled $12,984,000, or $1.55 per share – basic, and $1.54 per share – diluted. Net income per share for 2005 was down from $1.78 per share – basic and $1.77 per share – diluted in 2004. As in 2006, the Corporation’s lower 2005 earnings than had been realized in 2004 resulted mainly from the flattening yield curve and a significant increase in noninterest expense, along with other factors. Despite substantial loan growth in 2005, the net interest margin increased only slightly in 2005 over 2004 (as noted in the “Net Interest Margin” section of Management’s Discussion and Analysis, when calculated on a fully taxable equivalent basis, net interest income was lower by $651,000 in 2005 than in 2004). Similar to 2006, management decided to shrink the investment portfolio and repay borrowings in 2005. Accordingly, the December 31, 2005 balance of available-for-sale securities was $47,787,000 lower than the year-end 2004 balance, and the December 31, 2005 balance of short-term and long-term borrowings was $38,066,000 lower than year-end 2004.
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
As referenced above, in the fourth quarter 2005 the Corporation realized a gain from the sale of credit card receivables of $1,906,000. Also in the fourth quarter 2005, the Corporation had net losses from sales of securities of $586,000, contributing to a $1,075,000 reduction in net securities gains in 2005 as compared to 2004.
OUTLOOK FOR 2007
In looking ahead to 2007, it is important to consider the Corporation’s prospects in light of the environment and activity of the past few years. The historically long (over 2 years) flat and inverted yield curve has challenged the Corporation’s ability to achieve earnings growth. Despite this challenging environment, the Corporation has continued to implement its strategic plan by opening four new C&N Bank branches and acquiring the two New York State (First State Bank) branches, during this time frame. Further, the Corporation has experienced significant increases in its operating costs as a result of acquiring and implementing a new core banking software system late in 2004, added personnel to keep up with increases in regulatory burden and built a new administrative building to house the higher numbers of employees. All of these issues – the yield curve, branches with less than “mature” market share and operating expense pressures – are expected to continue in 2007, and management expects that it will be difficult to generate earnings at a level much greater in 2007 than was realized in 2006.
While management acknowledges the challenges cited above, there are many reasons for long-term optimism going into 2007. The Lycoming County offices have contributed significantly to loan and deposit growth over the past few years, and management anticipates continued growth in that market. In the fourth quarter 2006, two new lenders were hired with the expectation for increased commercial and consumer business in the New York State market. The Trust and Financial Management Group has grown Assets Under Management to $517,775,000 at December 31, 2006, an increase of 23.8% since the end of 2005, and increased revenue by 15.4% in 2006 over 2005. Management is focused on this area of noninterest revenue in an effort to reduce reliance on the net interest margin, and believes the prospects for continued growth in this area are encouraging.
In December 2006, the Corporation signed a definitive merger agreement with Citizens Bancorp, Inc. (“Citizens”) of Coudersport. Citizens is the parent company of Citizens Trust Company (“CTC”), a commercial bank with offices in the Pennsylvania communities of Coudersport, Emporium and Port Allegany. As of December 31, 2006, Citizens reported total assets of $144.4 million. The agreement provides for Citizens to merge into the Corporation, and CTC to merge into C&N Bank. In the aggregate, 50% of the shares of Citizens common stock will be purchased for cash and 50% of the shares of Citizens common stock will be exchanged for shares of Corporation common stock. The estimated total purchase consideration is valued at approximately $29 million. Management expects the transaction to be completed during the second quarter 2007. Consummation of the merger is subject to approval by Citizens’ shareholders, regulatory approvals and other customary conditions of closing.

Management believes the prospects for both organizations, and the addition of Citizens’ management group to the Corporation’s team will result in increased opportunities for the combined organization. In 2007, management anticipates start-up and duplicate operating costs will result in the transaction being slightly dilutive to earnings per share; however, in 2008, management expects the impact of the transaction on earnings to be accretive.
Another major variable that affects the Corporation’s earnings is securities gains and losses. Management’s decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with any reasonable degree of certainty, the amount of net securities gains and losses that will be realized in 2007.
Total capital purchases for 2007 are estimated at $2.5-$3 million, with renovations of existing facilities and computer equipment and software the largest planned categories of expenditure. This would be the Corporation’s lowest total capital purchases amount since 2002 (with the exception of the Citizens acquisition), as management has no current plans to build or acquire new branches in 2007.
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
Another material estimate is the calculation of fair values of the Corporation’s debt securities. The Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing these fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Accordingly, when selling debt securities, management typically obtains price quotes from more than one source. As described in Note 1 to the consolidated financial statements, the large majority of the Corporation’s securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (included in stockholders’ equity).
NET INTEREST MARGIN
2006/2005/2004
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest margin in 2006, 2005 and 2004. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.
On a fully taxable-equivalent basis, net interest income fell 6.4%, to $36,105,000 in 2006 from $38,567,000 in 2005. As reflected in Table III, interest rate changes had the effect of decreasing net interest income $3,327,000 in 2006 as compared to 2005, as rising short-term interest rates caused increases in interest expense. Table III also shows that volume changes had the effect of increasing net interest income $865,000 in 2006 over 2005. The major components of the increase in net interest income from volume changes in 2006 were an increase of $2,958,000 attributable to loan growth and a decrease in interest expense of $2,392,000 related to lower long-term borrowings, partially offset by $3,386,000 lower interest income from a lower volume of available-for-sale securities. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) shrunk to 2.90% in 2006 from 3.22% in 2005.

In 2005, the net interest margin was $38,567,000, down $651,000, or 1.7%, from 2004. Similar to 2006’s results, Table III shows that interest rate changes caused a decrease in net interest income of $2,310,000 in 2005 compared to 2004, while volume changes (mainly attributable to loan growth) increased net interest income $1,659,000. As shown in Table II, the Interest Rate Spread of 3.22% in 2005 was down from 3.43% in 2004.
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $66,879,000 in 2006, or 4.1% higher than in 2005. Interest and fees from loans increased $4,749,000, or 11.8%, while income from available-for-sale securities decreased $2,334,000, or 9.8%. The majority of the increase in interest income resulted from higher loan volume, along with an increase in the average rate earned on loans, which more than offset the effect of the lower average volume of available-for-sale securities.
Total average gross loans increased 7.2% in 2006 over 2005, to $662,714,000 from $618,344,000. While loan growth was not at the 10% or more levels experienced for each of the immediately prior several years, loan demand has remained good for both commercial and mortgage loans throughout the Corporation’s market area. In addition, the acquisition of First State Bank, which was added to the Corporation’s balance sheet for the final 4 months of 2005, contributed to the increase in average loans in 2006 compared to 2005. Excluding First State Bank, average total deposits increased 5.0% in 2006 compared to 2005. The average rate of return on loans was 6.81% in 2006, up from 6.53% in 2005.
As indicated in Table II, total average available-for-sale securities in 2006 fell to $385,119,000, a decrease of $57,406,000 or 13.0% from 2005. Proceeds from sales and maturities of securities have been used, in part, to help fund loans and pay off borrowings. Within the available-for-sale securities portfolio, the average balance of municipal bonds shrunk to $89,981,000 in 2006 from $123,295,000 in 2005. Management decided to reduce the Corporation’s investment in municipal bonds in order to reduce the alternative minimum tax liability. Also, because short-term interest rates have been rising faster than long-term rates, there have been only limited opportunities to purchase mortgage-backed securities or other taxable bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities was 5.55% for 2006, up from 5.35% in 2005.
Similar to 2006, in 2005 the average balance of loans grew while available-for-sale securities fell. As reflected in Table II, total average gross loans increased 12.2% in 2005 over 2004, to $618,344,000 from $551,352,000. The acquisition of loans from First State Bank contributed 1.4% of the growth in average loans. The average yield on loans was 6.53% in 2005, up slightly from the average yield for 2004 of 6.47%. The total average balance of available-for-sale securities decreased 8.3% in 2005 as compared to 2004, for the same reasons as the portfolio continued to shrink in 2006 (as discussed above). The average rate of return on available-for-sale securities of 5.35% for in 2005 was slightly lower than the 5.41% generated in 2004.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense rose $5,087,000, or 19.8%, to $30,774,000 in 2006 from $25,687,000 in 2005. Table II shows that the overall cost of funds on interest-bearing liabilities rose to 3.44% in 2006, from 2.81% in 2005.
From Table II, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 6.9% to $750,982,000 in 2006 from $702,404,000 in 2005. The most significant increases in average deposits by categories were $21,961,000 for interest checking accounts (47.3%), $18,295,000 for certificates of deposit (9.3%), and $14,304,000 (16.3%) for demand deposit accounts. Average money market account balances decreased $9,219,000, or 4.9%, in 2006 as compared to 2005, as some depositors’ have moved balances to higher-rate certificates of deposit or withdrawn funds to invest in equities. Most of the increase in interest checking balances is attributable to one local governmental customer, for which the Corporation became the primary depository institution in September 2005. In addition, the acquisition of First State Bank contributed significantly to the increase in average deposits in 2006 compared to 2005. Excluding First State Bank, average total deposits increased 3.7% in 2006 compared to 2005.
The combined average total short-term and long-term borrowed funds decreased $54,571,000 to $244,683,000 in 2006 from $299,254,000 in 2005. As discussed earlier in Management’s Discussion and Analysis, because the yield curve has been flat or inverted, the Corporation’s opportunities have been limited for earning a positive spread by purchasing or holding investment securities as compared to interest costs associated with maintaining borrowed funds. Accordingly, the Corporation has been paying off borrowings as they mature, or rolling them over at terms of less than one year. The pace of such changes or trends is reflected in the Corporation’s consolidated balance sheet, as total short-term borrowings increased to $49,258,000 at December 31, 2006 from $34,734,000 at December 31, 2005, while total long-term borrowings decreased to $179,182,000 at December 31, 2006 from $232,205,000 at December 31, 2005.

In 2005, interest expense rose $3,081,000, or 13.6% over 2004. The overall cost of funds on interest-bearing liabilities rose to 2.81% in 2005, from 2.53% in 2004. In Table II, you can see that rising short-term interest rates caused increases in the average rates incurred on money market accounts, certificates of deposit, interest checking accounts and short-term borrowings. Helping to offset some of the impact of rising short-term market rates were passbook Individual Retirement Accounts (IRAs), for which the average rate fell to 3.46% from 3.75%, and long-term borrowings, for which the average rate fell to 3.47% from 3.55%. In the first quarter 2004, the average rate paid on the majority of the Corporation’s IRAs was 5%, which was the “floor” on 18-month variable IRAs that existed prior to October 1, 2003. Effective April 1, 2004, the floor on those IRAs fell to 3%, and the Corporation’s variable IRA rate ranged from 3.25% to 3.60% over the remainder of 2004 and 2005. The decrease in average rate incurred on long-term borrowings resulted from repayment of borrowings originated in earlier interest rate cycles at higher rates.
As you can calculate from Table II, total average deposits (interest-bearing and noninterest-bearing) increased to $702,404,000 in 2005 from $669,307,000 in 2004, an increase of 4.9%. Fluctuations in deposits of nonprofit and municipal customers impacted average deposit balances significantly in 2005, as the Corporation both lost and gained customers with average balances exceeding $10 million. The acquisition of deposits from First State Bank contributed $13,405,000, or 2.0%, of the increase in average deposits.

TABLE I — ANALYSIS OF INTEREST INCOME AND EXPENSE
(In Thousands)

	Years Ended December 31,			Increase/(Decrease)
	2006	2005	2004	2006/2005	2005/2004
INTEREST INCOME
Available-for-sale securities:
Taxable	$15,504	$15,407	$15,415	$97	$(8)
Tax-exempt	5,859	8,290	10,708	(2,431)	(2,418)

Total available-for-sale securities	21,363	23,697	26,123	(2,334)	(2,426)

Held-to-maturity securities,
Taxable	24	25	27	(1)	(2)
Interest-bearing due from banks	91	34	11	57	23
Federal funds sold	251	97	10	154	87
Loans:
Taxable	43,247	38,768	34,251	4,479	4,517
Tax-exempt	1,903	1,633	1,402	270	231

Total loans	45,150	40,401	35,653	4,749	4,748

Total Interest Income	66,879	64,254	61,824	2,625	2,430

INTEREST EXPENSE
Interest checking	1,784	535	232	1,249	303
Money market	5,809	4,148	2,514	1,661	1,634
Savings	337	303	283	34	20
Certificates of deposit	8,531	6,428	5,135	2,103	1,293
Individual Retirement Accounts	5,240	4,184	4,376	1,056	(192)
Other time deposits	7	6	5	1	1
Short-term borrowings	2,318	1,239	542	1,079	697
Long-term borrowings	6,748	8,844	9,519	(2,096)	(675)

Total Interest Expense	30,774	25,687	22,606	5,087	3,081

Net Interest Income	$36,105	$38,567	$39,218	$(2,462)	$(651)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Fees on loans are included with interest on loans and amounted to $811,000 in 2006, $915,000 in 2005 and $987,000 in 2004.

TABLE II — ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(Dollars in Thousands)

	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2006	Return/	12/31/2005	Return/	12/31/2004	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$295,138	5.25%	$319,230	4.83%	$331,447	4.65%
Tax-exempt	89,981	6.51%	123,295	6.72%	151,049	7.09%

Total available-for-sale securities	385,119	5.55%	442,525	5.35%	482,496	5.41%

Held-to-maturity securities,
Taxable	418	5.74%	427	5.85%	460	5.87%
Interest-bearing due from banks	2,272	4.01%	1,293	2.63%	1,449	0.76%
Federal funds sold	4,580	5.48%	2,600	3.73%	778	1.29%
Loans:
Taxable	631,969	6.84%	592,227	6.55%	530,045	6.46%
Tax-exempt	30,745	6.19%	26,117	6.25%	21,307	6.58%

Total loans	662,714	6.81%	618,344	6.53%	551,352	6.47%

Total Earning Assets	1,055,103	6.34%	1,065,189	6.03%	1,036,535	5.96%
Cash	19,027		9,014		14,273
Unrealized gain/loss on securities	3,151		11,197		16,182
Allowance for loan losses	(8,495)		(7,297)		(6,523)
Bank premises and equipment	23,491		19,247		14,953
Intangible asset — Core deposit intangible	389		169		—
Intangible asset — Goodwill	2,912		983		—
Other assets	39,111		46,117		38,621

Total Assets	$1,134,689		$1,144,619		$1,114,041

INTEREST-BEARING LIABILITIES
Interest checking	$68,369	2.61%	$46,408	1.15%	$39,188	0.59%
Money market	179,288	3.24%	188,507	2.20%	192,450	1.31%
Savings	62,030	0.54%	60,203	0.50%	57,439	0.49%
Certificates of deposit	215,460	3.96%	197,165	3.26%	180,332	2.85%
Individual Retirement Accounts	122,459	4.28%	121,013	3.46%	116,622	3.75%
Other time deposits	1,116	0.63%	1,152	0.52%	1,275	0.39%
Short-term borrowings	56,606	4.09%	44,267	2.80%	39,458	1.37%
Long-term borrowings	188,077	3.59%	254,987	3.47%	268,211	3.55%

Total Interest-bearing Liabilities	893,405	3.44%	913,702	2.81%	894,975	2.53%
Demand deposits	102,260		87,956		82,001
Other liabilities	7,942		10,496		8,691

Total Liabilities	1,003,607		1,012,154		985,667

Stockholders’ equity, excluding other comprehensive income/loss	129,004		125,076		117,695
Other comprehensive income/loss	2,078		7,389		10,679

Total Stockholders’ Equity	131,082		132,465		128,374

Total Liabilities and Stockholders’ Equity	$1,134,689		$1,144,619		$1,114,041

Interest Rate Spread		2.90%		3.22%		3.43%
Net Interest Income/Earning Assets		3.42%		3.62%		3.78%

(1)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Nonaccrual loans are included in the loan balances above.

TABLE III — THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE
(In Thousands)

	Year Ended 12/31/06 vs. 12/31/05			Year Ended 12/31/05 vs. 12/31/04
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(1,210)	$1,307	$97	$(579)	$571	$(8)
Tax-exempt	(2,176)	(255)	(2,431)	(1,888)	(530)	(2,418)

Total available-for-sale securities	(3,386)	1,052	(2,334)	(2,467)	41	(2,426)

Held-to-maturity securities,
Taxable	(1)	—	(1)	(2)	—	(2)
Interest-bearing due from banks	34	23	57	(1)	24	23
Federal funds sold	96	58	154	48	39	87
Loans:
Taxable	2,672	1,807	4,479	4,066	451	4,517
Tax-exempt	286	(16)	270	304	(73)	231

Total loans	2,958	1,791	4,749	4,370	378	4,748

Total Interest Income	(299)	2,924	2,625	1,948	482	2,430

INTEREST-BEARING LIABILITIES
Interest checking	340	909	1,249	50	253	303
Money market	(212)	1,873	1,661	(53)	1,687	1,634
Savings	9	25	34	14	6	20
Certificates of deposit	635	1,468	2,103	506	787	1,293
Individual Retirement Accounts	51	1,005	1,056	161	(353)	(192)
Other time deposits	—	1	1	—	1	1
Short-term borrowings	405	674	1,079	73	624	697
Long-term borrowings	(2,392)	296	(2,096)	(462)	(213)	(675)

Total Interest Expense	(1,164)	6,251	5,087	289	2,792	3,081

Net Interest Income	$865	$(3,327)	$(2,462)	$1,659	$(2,310)	$(651)

(1)	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
2006/2005/2004
2006 vs. 2005
Total noninterest income increased $2,012,000, or 17.7%, in 2006 compared to 2005. The largest change within this category is related to securities gains, which increased $3,244,000, and which are discussed in the Earnings Overview section of Management’s Discussion and Analysis. The gains related to sale of credit card loans, which decreased $1,566,000 in 2006 as compared to 2005, is also discussed in the Earnings Overview section. Other items of significance are as follows:
•	Service charges on deposit accounts increased $345,000, or 20.4%, in 2006 over 2005. C&N Bank overdraft charges increased $297,000 in 2006 over 2005, primarily from the effects of a rate increase in August 2005 and an increased volume of overdrafts on business checking accounts. Also, service charges from First State Bank increased $111,000 in 2006, as a result of including First State Bank in the Corporation’s consolidated financial statements for the full year in 2006 (as opposed to only the last four months of 2005).

•	Trust and financial management revenue increased $321,000, or 15.4%, in 2006 over 2005. Total assets under management amounted to $517,775,000 as of December 31, 2006, an increase of 23.8% over the amount one year earlier. Appreciation in the equities markets, along with an increase in volume of business, contributed to the increase in assets under management and revenue.

•	Fees related to credit card operation decreased $806,000 due to the sale of C&N Bank’s credit card operations in the fourth quarter 2005.

•	Other operating income increased $348,000, or 21.3%, in 2006 over 2005. Included in this category were an increase of $185,000 in dividend income on Federal Home Loan Bank of Pittsburgh stock, due to a higher rate of dividends paid, and an increase of $104,000 in debit card fees.
2005 vs. 2004
Total noninterest income increased $1,545,000, or 15.8%, in 2005 as compared to 2004. The gain from sale of credit card loans, and reduced amount of net realized security gains in 2005 as compared to 2004 are discussed in the Earnings Overview section of Management’s Discussion and Analysis. Other items of significance are as follows:
•	Service charges on deposit accounts fell slightly, to $1,689,000 in 2005 from $1,717,000 in 2004. Throughout much of the first half of 2005, changes in deposit account processing resulting from the new core banking system resulted in overdraft and other charges not being assessed for some transactions that would have generated charges with the former system. Management worked with the core system vendor, and during the third quarter 2005 was able to reestablish virtually all of the remaining, significant overdraft and service charge routines. Those changes, along with fee increases in overdraft and other services, helped restore service charge revenue for 2005, on an annual basis, to a level almost as high as in 2004.

•	Trust and financial management revenue decreased 0.8%, to $2,088,000 in 2005 from $2,105,000 in 2004. The small decrease in revenue for 2005 occurred mainly because revenue for 2004 included more fees collected from settlements of estates. Much of the trust fees are determined based on the amount of assets under management, which increased 9.2% as of December 31, 2005 as compared to one year earlier, to $418,259,000.

•	Fees related to the Corporation’s credit card operation increased $117,000, or 17.0%, in 2005 over 2004, primarily because of higher volumes and rates on merchant processing and interchange transactions. This source of revenue did not recur after 2005, due to the sale of the credit card portfolio.

•	Other operating income increased $581,000, or 55.1%, in 2005 over 2004. Within this line item, the largest changes in 2005 were increases in the following categories:
➢	dividends from Federal Home Loan Bank of Pittsburgh stock, which increased $152,000 to $325,000

➢	debit card fees, which increased $100,000 to $358,000

➢	broker dealer revenues, which increased $87,000 to $297,000, and

➢	training grant revenue of $65,000, with none received in 2004.

TABLE IV — COMPARISON OF NONINTEREST INCOME
(In Thousands)

	2006	% Change	2005	% Change	2004
Service charges on deposit accounts	$2,034	20.4	$1,689	(1.6)	$1,717
Service charges and fees	446	21.5	367	19.2	308
Trust and financial management revenue	2,409	15.4	2,088	(0.8)	2,105
Insurance commissions, fees and premiums	468	(4.7)	491	11.8	439
Increase in cash surrender value of life Insurance	630	12.5	560	(8.2)	610
Fees related to credit card operation	—	(100.0)	806	17.0	689
Other operating income	1,983	21.3	1,635	55.1	1,054

Total other income before gain on sale of credit card loans and realized gains on securities, net	7,970	4.4	7,636	10.3	6,922
Gain on sale of credit card loans	340	(82.2)	1,906		—
Realized gains on securities, net	5,046	180.0	1,802	(37.4)	2,877

Total Other Income	$13,356	17.7	$11,344	15.8	$9,799

NONINTEREST EXPENSE
2006/2005/2004
Total noninterest expense increased $2,652,000, or 9.2%, in 2006 over 2005, and $2,961,000, or 11.4%, in 2005 over 2004. Increased levels of expenses in 2006 and 2005 resulted mainly from expansion, as the Corporation opened or acquired new offices in Jersey Shore, PA (August 2005), Canisteo and South Hornell, NY (August 2005) and Old Lycoming Township, PA (March 2006). Also, the Corporation built a new administrative office in Wellsboro, PA, which opened in March 2006.
2006 vs. 2005
Salaries and wages increased $1,322,000, or 10.7%, in 2006 over 2005. The increase in salaries expense relates primarily to the increase in the number of full-time equivalent employees, which has averaged 10% higher since August of 2005. For 2006, new branch operations at Jersey Shore, Old Lycoming Township and New York State added $612,000 to salaries expense.
Pension and other employee benefits increased $527,000, or 14.0%, in 2006 over 2005. The increase in number of people and covered compensation is the primary reason for the increase. In the aggregate, total pensions and other employee benefits expense, as a percentage of salaries and wages, was 31.2% in 2006, up from 30.3% in 2005 and 2004. Note 15 to the consolidated financial statements provides information concerning some of the larger expenses within this category, including the defined benefit pension and postretirement health plans, the 401(k)/ESOP and the supplemental executive retirement plan.
Occupancy expense increased $444,000, or 23.8%, in 2006 compared to 2005. The increase in total occupancy costs in 2006 includes $288,000 for the Jersey Shore, Old Lycoming and New York State locations, and $213,000 for the new administration building in Wellsboro.
Other (noninterest) expense increased $253,000 or 3.4% in 2006 compared to 2005. The increase in other expenses includes an increase of $420,000 for the New York State locations in 2006, including $128,000 for the amortization of the core deposit intangible. In addition, in the second quarter 2006, other expense included a one-time charge of $168,000 for impairment of leasehold improvements from early termination of a property lease. Included in the 2005 total is $462,000 for non-payroll related expenses associated with the credit card operation, which was sold in the fourth quarter 2005.
2005 vs. 2004
Salaries and wages increased $1,135,000, or 10.1%, in 2005 over 2004. The increase in salaries expense in 2005 was primarily a reflection of a greater number of employees, resulting from expansion into new branches and the addition of new employees for support functions.

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
Occupancy expense increased $201,000, or 12.1%, in 2005 over 2004, primarily as a result of higher depreciation and maintenance costs associated with new facilities.
Furniture and equipment expense increased $868,000, or 48.1%, in 2005 over 2004. Depreciation expense within this category increased $586,000, to $1,601,000 in 2005 from $1,015,000 in 2004, including an increase of $468,000 in 2005 from the new core banking software system that was placed in service during the fourth quarter 2004. Similarly, maintenance and repair expense within this category increased $241,000 in 2005 over 2004, primarily because of inclusion of a full year of maintenance costs associated with the new core banking software system of approximately $377,000 in 2005, up from 2 months’ of costs totaling $60,000 in 2004.
Other operating expense increased $451,000, or 6.4%, in 2005 over 2004. Most of the line items within this category increased in 2005, in part due to expansion into more locations and the resulting higher volume of transactions and costs. Total other operating expense incurred by Canisteo Valley Corporation and First State Bank in the final 4 months of 2005 totaled $281,000, or 4.0% of the total increase. The most significant increases within this category were: (1) expenses associated with maintaining and preparing other real estate properties for sale, which increased $210,000 in 2005 to $304,000; (2) attorney fees, which increased $164,000 in 2005 to $203,000, mainly because of collection activities on a large commercial credit, and (3) Bucktail expenses, which increased $117,000 to $323,000, due to a larger volume of claims. Helping to reduce the overall increase in this category was a decrease in professional fees of $530,000, to $215,000 in 2005. In 2004, the Corporation incurred a significant amount of professional fees expense associated with the core banking system conversion.
TABLE V — COMPARISON OF NONINTEREST EXPENSE
(In Thousands)

	2006	% Change	2005	% Change	2004
Salaries and wages	$13,705	10.7	$12,383	10.1	$11,248
Pensions and other employee benefits	4,279	14.0	3,752	10.2	3,404
Occupancy expense, net	2,309	23.8	1,865	12.1	1,664
Furniture and equipment expense	2,607	(2.5)	2,673	48.1	1,805
Pennsylvania shares tax	976	21.4	804	(5.0)	846
Other operating expense	7,738	3.4	7,485	6.4	7,034

Total Other Expense	$31,614	9.2	$28,962	11.4	$26,001

INCOME TAXES
The income tax provision was $2,772,000, or 18.8% of pre-tax income, in 2006, as compared to 17.7% in 2005 and 16.1% in 2004. The increases in the tax provision/pre-tax income rate in 2006 and 2005 reflected lower average holdings of tax-exempt securities. Management decided to reduce the Corporation’s investment in municipal bonds in order to reduce the alternative minimum tax liability in 2006 and 2005. A more complete analysis of income taxes is presented in Note 16 to the consolidated financial statements.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Margin section of Management’s Discussion and Analysis. That discussion provides useful information regarding changes in the Corporation’s balance sheet over the 2-year period ended December 31, 2006, including discussions of available-for-sale securities, loans, deposits and borrowings. The acquisition of Canisteo Valley Corporation was effective at the end of August 2005. That transaction was an all-cash acquisition, which had the effect of increasing the Corporation’s assets and liabilities. At December 31, 2006, total consolidated assets of Canisteo Valley Corporation amounted to $42,954,000, including net loans of $19,929,000, while deposits totaled $35,160,000. Other significant balance sheet items — the allowance for loan losses and stockholders’ equity — are discussed in separate sections of Management’s Discussion and Analysis.

Table VI shows the composition of the investment portfolio at December 31, 2006, 2005 and 2004. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects a reduction from $459,123,000 at December 31, 2004 to $420,185,000 at December 31, 2005, and then a further reduction to $353,954,000 at December 31, 2006. Management’s decision to reduce the size of the securities portfolio has been attributable to 2 primary factors: (1) substantial loan growth, and (2) the need to manage interest rate risk within acceptable parameters. Specifically, in light of the flat yield curve, the opportunities have been very limited for earning a positive spread from maintaining borrowed funds and holding investment securities, and because there is almost no difference between short-term and long-term rates, the Corporation faces the risk that excessive holdings of long-term, fixed rate securities could result in future losses or diminished net interest margin results when the yield curve “normalizes.” Accordingly, management has utilized proceeds from principal repayments and sales of securities to help fund loan growth. The Corporation’s liquidity position is discussed in a separate section of Management’s Discussion and Analysis, and interest rate risk is discussed in more detail in Part II, Item 7A.
The balance of loans outstanding has grown substantially over the past 4 years. As reflected in Table VII, the year-end balance of loans, net of the allowance for loan losses, increased 5.3% as of December 31, 2006 compared to the previous year-end, and grew by more than 10% in each of the 3 years before 2006. Table VIII presents a table of loan maturities. Fixed rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate. Table VIII shows that the majority ($489,206,000 or 71%) of the loan portfolio is fixed rate, including $184,410,000 or 27% fixed rate beyond 5 years. This substantial investment in long-term, fixed rate loans is one of the major concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.
Total capital purchases for 2007 are estimated at approximately $2.5-$3 million. In light of the Corporation’s strong capital position and ample sources of liquidity, management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2007. The overall impact on the Corporation’s earnings in 2007 and thereafter will depend on the Corporation’s ability to build market share and produce profitable results from those locations, and how long that will take.
TABLE VI — INVESTMENT SECURITIES

	As of December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury	$—	$—	$501	$500	$—	$—
Obligations of other U.S. Government agencies	26,000	25,568	43,999	43,339	37,009	36,312
Obligations of states and political subdivisions	70,027	70,478	116,241	117,709	125,809	129,370
Mortgage-backed securities	110,049	107,331	140,562	137,327	169,046	168,033
Other securities	123,848	122,576	94,849	95,157	100,871	103,107

Total debt securities	329,924	325,953	396,152	394,032	432,735	436,822
Marketable equity securities	24,030	30,712	24,033	33,266	26,388	38,263

Total	$353,954	$356,665	$420,185	$427,298	$459,123	$475,085

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$310	$315	$313	$324	$316	$339
Obligations of other U.S. Government agencies	99	104	98	106	98	112
Mortgage-backed securities	5	5	11	11	19	20

Total	$414	$424	$422	$441	$433	$471

TABLE VII — FIVE-YEAR SUMMARY OF LOANS BY TYPE
(In Thousands)

	2006	%	2005	%	2004	%	2003	%	2002	%
Real estate — construction	$10,365	1.51	$5,552	0.85	$4,178	0.72	$2,856	0.54	$103	0.02
Real estate — residential mortgage	387,410	56.35	361,857	55.39	347,705	59.98	330,807	63.03	292,136	64.76
Real estate — commercial mortgage	178,260	25.93	153,661	23.52	128,073	22.10	100,240	19.10	78,317	17.36
Consumer	35,992	5.24	31,559	4.83	31,702	5.47	33,977	6.47	31,532	6.99
Agricultural	2,705	0.39	2,340	0.36	2,872	0.50	2,948	0.56	3,024	0.67
Commercial	39,135	5.69	69,396	10.62	43,566	7.52	34,967	6.66	30,874	6.84
Other	1,227	0.18	1,871	0.29	1,804	0.31	1,183	0.23	2,001	0.44
Political subdivisions	32,407	4.71	27,063	4.14	19,713	3.40	17,854	3.40	13,062	2.90
Lease receivables	—	0.00	—	0.00	—	0.00	65	0.01	96	0.02

Total	687,501	100.00	653,299	100.00	579,613	100.00	524,897	100.00	451,145	100.00
Less: allowance for loan losses	(8,201)		(8,361)		(6,787)		(6,097)		(5,789)

Loans, net	$679,300		$644,938		$572,826		$518,800		$445,356

TABLE VIII — LOAN MATURITY DISTRIBUTION
(In Thousands)

			As of December 31, 2006
	Fixed Rate Loans:				Variable or Adjustable
					Rate Loans:
	1 Year or	1-5 Years	>5 Years	Total	1 Year or	1-5 Years	>5 Years	Total
	Less				Less
Real Estate	$72,185	$168,413	$150,940	$391,538	$70,514	$66,863	$267	$137,644
Commercial	15,109	22,650	30,590	68,349	59,299	201	303	59,803
Consumer	11,908	14,531	2,880	29,319	848	—	—	848

	$99,202	$205,594	$184,410	$489,206	$130,661	$67,064	$570	$198,295

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio. In evaluating collectibility, management considers a number of factors, including the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations, comparison of historical loan loss data to that of other financial institutions and economic conditions within the Corporation’s market area. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The discussion that follows explains management’s current processes for estimating the allowance for loan losses, and provides information concerning the provision for loan losses in 2006 and the valuation of the allowance at December 31, 2006 and in recent prior years.
There are two major components of the allowance — (1) Statement of Financial Accounting Standards (SFAS) 114 allowances — on larger loans, mainly commercial purpose, determined on a loan-by-loan basis; and (2) SFAS 5 allowances — estimates of losses incurred on the remainder of the portfolio, determined based on collective evaluation of impairment for various categories of loans. SFAS 5 allowances include a portion based on historical net charge-off experience, and a portion based on evaluation of qualitative factors.
Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. A management committee called the Watch List Committee performs this assessment. Quarterly, the Watch List Committee and the applicable Lenders discuss each loan relationship under review, and reach a consensus on the appropriate SFAS 114 estimated loss amount for the quarter. The Watch List Committee’s focus is on ensuring that all pertinent facts have been considered, and that the SFAS 114 loss amounts are reasonable. The assessment process includes review of certain loans reported on the “Watch List.” All loans, which Lenders or the Credit Administration staff has assigned a risk rating of Special Mention, Substandard, Doubtful or Loss, are included in the Watch List. The scope of loans evaluated individually for impairment (SFAS 114 evaluation) include all loan relationships greater than $200,000 for C&N Bank loans, and $50,000 for First State Bank, for which there is at least one extension of credit graded Substandard, Doubtful or Loss. Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.
The Banks also engage consulting firms, at least annually, to perform independent credit reviews of large credit relationships. Management gives substantial consideration to the classifications and recommendations of the independent credit reviewers in determining the allowance for loan losses.
The SFAS 5 component of the allowance includes estimates of losses incurred on loans that have not been individually evaluated for impairment. Management uses loan categories included in the Call Report (a quarterly report filed by FDIC-insured banks) to identify categories of loans with similar risk characteristics, and multiplies the loan balances for each category as of each quarter-end by two different factors to determine the SFAS 5 allowance amounts. These two factors are based on: (1) historical net charge-off experience, and (2) qualitative factors. The sum of the allowance amounts calculated for each risk category, including both the amount based on historical net charge-off experience and the amount based on evaluation of qualitative factors, is equal to the total SFAS 5 component of the allowance.
The historical net charge-off portion of the SFAS 5 allowance component is calculated by the Accounting Department as of the end of the applicable quarter. For each loan classification category used in the Call Report, the Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the ratio of net charge-offs to average quarterly loan balances for the previous three calendar years. Prior to the fourth quarter 2005, C&N Bank had utilized the ratio of net charge-offs to average balances over a five-year period in calculating the historical loan loss experience portion of the allowance portfolio. Management made the change to the three-year assumption, which had very little effect on the allowance valuation as of December 31, 2005, mainly because management believes net charge-off experience over a 3-year period may be more representative of losses existing in the portfolio as of the balance sheet date.
Effective in the second quarter 2005, management began to calculate the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the SFAS 5 allowance, in relation to the historical net charge-off percentage. The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans. A management committee called the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter. The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer. During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans. The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the applicable qualitative factor percentages, to determine the portion of the SFAS 5 allowance attributable to qualitative factors.
The allocation of the allowance for loan losses table (Table X) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.” As of December 31, 2006 and 2005, SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table X to the applicable categories of commercial, consumer mortgage and consumer loans. In periods prior to 2005, the portion of the allowance determined by management’s subjective assessment of economic conditions and other factors (which is now calculated using the qualitative factors criteria described above) was reflected completely in the unallocated component of the allowance. Primarily as a result of this change in process, Table X shows a reduction in the unallocated portion of the allowance to $24,000 at December 31, 2006 and $0 at December 31, 2005 from $2,578,000 at December 31, 2004.
The allowance for loan losses was $8,201,000 at December 31, 2006, down slightly from the December 31, 2005 balance of $8,361,000. As shown in Table IX, net charge-offs in 2006 totaled $832,000, as compared to $829,000 in 2005 and $710,000 in 2004. Table IX also shows the provision for loan losses totaled $672,000 in 2006, down from $2,026,000 in 2005 and $1,400,000 in 2004. In the second quarter 2006, settlements were reached related to two large commercial loan relationships that had previously been classified as impaired. Total second quarter 2006 charge-offs related to these two relationships were $568,000, or approximately $450,000 less than the estimated valuation allowance amounts that had been previously recorded. These lower-than-anticipated charge-off levels contributed to a reduction in the provision for loan losses in 2006. Relatedly, the comparatively high provision for loan losses in 2005 resulted primarily from increases in SFAS 114 estimated losses that were recorded related to these loans. The total amount of the provision for loan losses in each year is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.

Table XI presents information related to past due and impaired loans. As of December 31, 2006, total impaired loans amounted to $8,011,000, down slightly from $8,216,000 at December 31, 2005 and $8,261,000 at December 31, 2004, but much higher than the levels of impaired loans in 2003 and 2002. Nonaccrual loans totaled $8,506,000 at December 31, 2006, up from $6,365,000 at December 31, 2005 and $7,796,000 at December 31, 2004. Over the period 2004-2006, there have been a few large commercial relationships that have required significant monitoring and workout efforts. In the third quarter 2006, management identified three commercial loan relationships with outstanding balances totaling approximately $3,300,000 that were moved to nonaccrual status and classified as impaired (and which continue to be classified as nonaccrual and impaired as of December 31, 2006). As of December 31, 2006, the SFAS 114 valuation allowance related to one of these relationships is $400,000. The third quarter 2006 increases in impaired and nonaccrual loans followed reductions in the second quarter, mainly because of the settlements of the two large commercial loan relationships referred to above. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2006. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables IX through XII present historical data related to the allowance for loan losses.
TABLE IX — ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Balance, beginning of year	$8,361	$6,787	$6,097	$5,789	$5,265

Charge-offs:
Real estate loans	611	264	375	168	123
Installment loans	259	224	217	326	116
Credit cards and related plans	22	198	178	171	190
Commercial and other loans	200	298	16	303	123

Total charge-offs	1,092	984	786	968	552

Recoveries:
Real estate loans	27	14	3	75	30
Installment loans	65	61	32	52	30
Credit cards and related plans	25	30	23	17	18
Commercial and other loans	143	50	18	32	58

Total recoveries	260	155	76	176	136

Net charge-offs	832	829	710	792	416
Allowance for loan losses recorded in acquisition	—	377	—	—	—
Provision for loan losses	672	2,026	1,400	1,100	940

Balance, end of year	$8,201	$8,361	$6,787	$6,097	$5,789

TABLE X — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)

	2006	2005	2004	2003	2002
Commercial	$2,372	$2,705	$1,909	$1,578	$1,315
Consumer mortgage	3,556	2,806	513	456	460
Impaired loans	1,726	2,374	1,378	1,542	1,877
Consumer	523	476	409	404	378
Unallocated	24	—	2,578	2,117	1,759

Total Allowance	$8,201	$8,361	$6,787	$6,097	$5,789

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI — PAST DUE AND IMPAIRED LOANS
(In Thousands)

	2006	2005	2004	2003	2002
Impaired loans without a valuation allowance	$2,674	$910	$3,552	$114	$675
Impaired loans with a valuation allowance	5,337	7,306	4,709	4,507	3,039

Total impaired loans	$8,011	$8,216	$8,261	$4,621	$3,714

Valuation allowance related to impaired loans	$1,726	$2,374	$1,378	$1,542	$1,877

Total nonaccrual loans	$8,506	$6,365	$7,796	$1,145	$1,252
Total loans past due 90 days or more and still accruing	$1,559	$1,369	$1,307	$2,546	$2,318
TABLE XII — FIVE-YEAR HISTORY OF LOAN LOSSES
(In Thousands)

	2006	2005	2004	2003	2002	Average
Average gross loans	$662,714	$618,344	$551,352	$485,150	$410,670	$545,646
Year-end gross loans	687,501	653,299	579,613	524,897	451,145	579,291
Year-end allowance for loan losses	8,201	8,361	6,787	6,097	5,789	7,047
Year-end nonaccrual loans	8,506	6,365	7,796	1,145	1,252	5,013
Year-end loans 90 days or more past due and still accruing	1,559	1,369	1,307	2,546	2,318	1,820
Net charge-offs	832	829	710	792	416	716
Provision for loan losses	672	2,026	1,400	1,100	940	1,228
Earnings coverage of charge-offs	14.4	15.7	20.9	20.5	36.0	19.8
Allowance coverage of charge-offs	9.9	10.1	9.6	7.7	13.9	9.8
Net charge-offs as a % of provision for loan losses	123.81%	40.92%	50.71%	72.00%	44.26%	58.31%
Net charge-offs as a % of average gross loans	0.13%	0.13%	0.13%	0.16%	0.10%	0.13%
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2006 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest. Operating leases and software maintenance commitments are presented at the amounts due to the recipients, and are not discounted to present value.
TABLE XIII — CONTRACTUAL OBLIGATIONS
(In Thousands)

	1 Year	1-3	3-5	Over 5
Contractual Obligations	or Less	Years	Years	Years	Total

Time deposits	$232,001	$91,631	$20,204	$82	$343,918
Short-term borrowings, Repurchase agreements	20,000	—	—	—	20,000
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	79,067	52,946	5,000	15,669	152,682
Repurchase agreements	14,500	12,000	—	—	26,500
Operating leases	133	35	—	—	168
Software maintenance	400	740	—	—	1,140

Total	$346,101	$157,352	$25,204	$15,751	$544,408

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $416,431,000 at December 31, 2006. The Corporation also has obligations related to overnight customer repurchase agreements with principal balances totaling $29,258,000 at December 31, 2006.
As described more fully in Note 19 to the consolidated financial statements, the Corporation has a contingent obligation to pay additional licensing fees, based on the Bank’s asset size, through October 2009.
The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 18 to the consolidated financial statements.
LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB — Pittsburgh, secured by various securities and mortgage loans. At December 31, 2006, the Corporation had unused borrowing availability with correspondent banks and FHLB — Pittsburgh totaling approximately $156,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At December 31, 2006, the carrying value of non-pledged securities was $167,646,000.
Management believes the combination of its strong capital position (discussed in the next section) and ample available borrowing facilities have placed the Corporation in a position of minimal short-term and long-term liquidity risk.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and C&N Bank have maintained extremely strong capital positions, and First State Bank is also well capitalized. Details concerning the Corporation’s and the Banks’ regulatory capital amounts and ratios are presented in Note 21 to the consolidated financial statements. As reflected in Note 21, at December 31, 2006 and 2005, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements. Management expects the capital ratios to remain well in excess of regulatory requirements after completion of the pending acquisition of Citizens Bancorp, Inc.
The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income” within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $1,794,000 at December 31, 2006 and $4,698,000 at December 31, 2005. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.
Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as a liability or asset in the balance sheet. As a result of implementing SFAS No. 158, the Corporation recorded a reduction in stockholders’ equity (accumulated other comprehensive income) of $1,181,000. Note 15 has more details related to the implementation of SFAS No. 158.

COMPREHENSIVE INCOME
Comprehensive income is a measure of the change in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed “Other Comprehensive Income”. For the Corporation, other comprehensive income has included unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income should not be construed to be a measure of net income. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Beginning in 2007, changes in accumulated other comprehensive income attributable to the impact of SFAS No. 158 on defined benefit plans will also be included in other comprehensive income. Total comprehensive income was $9,082,000 in 2006, $7,147,000 in 2005 and $13,361,000 in 2004. Other comprehensive (loss) amounted to ($2,904,000) in 2006, ($5,837,000) in 2005 and ($1,502,000) in 2004.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. As discussed in the “Earnings Overview” section of Management’s Discussion and Analysis, short-term interest rates have risen significantly over the course of 2004 through 2006, primarily because the Federal Reserve has increased the fed funds target rate 17 times, from a low of 1% to its current level of 5.25%. Over this same period of time, long-term interest rates have not increased nearly as much as short-term rates, which has hurt the Corporation’s profitability by “squeezing” the net interest margin. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. Prior to SFAS 123R, only the pro forma disclosures of fair value were required. The Corporation adopted SFAS 123R at the beginning of 2006. Notes 1 and 15 to the consolidated financial statements provide additional information regarding the Corporation’s stock-based compensation programs.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“Interpretation 48”).” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. Interpretation 48 is effective for the year ended December 31, 2007. The Corporation does not expect the adoption of this pronouncement to have a material effect on its financial statements.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 permits fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 2006.
SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140, requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Corporation has evaluated this statement and does not believe it will have a material effect on the Corporation’s financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective beginning in 2008 and are currently not expected to have a material effect on the Corporation’s financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (the Corporation’s 2008 fiscal year). The Corporation is currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
The Corporation’s two major categories of market risk are interest rate risk and equity securities risk, which are discussed in the following sections.
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
C&N Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of C&N Bank are included in management’s monthly simulation model calculations. Since C&N Bank makes up more than 90% of the Corporation’s total assets and liabilities, and because C&N Bank is the source of the most volatile interest rate risk, presently management does not consider it necessary to run the model for the remaining entities within the consolidated group. (Management intends to add First State Bank’s data to the model, beginning sometime in 2007.) For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
C&N Bank’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. C&N Bank’s policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As the table shows, as of December 31, 2006 and 2005, the decline in net interest income and market value exceed the policy threshold marks if interest rates were to immediately rise 200 or 300 basis points. These “out of policy” positions are a reflection of the Corporation’s liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management has reviewed these positions with the Board of Directors quarterly throughout 2006 and 2005, and management will continue to evaluate whether to make changes to asset and liability holdings in an effort to reduce exposure to rising interest rates.
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

TABLE XIV — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
December 31, 2006 Data
(In Thousands)

		Period Ending December 31, 2007
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$69,054	$47,384	$21,670	-27.6%	20.0%
+200	67,143	42,650	24,493	-18.1%	15.0%
+100	65,185	37,917	27,268	-8.9%	10.0%
0	63,105	33,184	29,921	0.0%	0.0%
-100	60,376	28,552	31,824	6.4%	10.0%
-200	57,077	24,438	32,639	9.1%	15.0%
-300	53,469	20,935	32,534	8.7%	20.0%
Market Value of Portfolio Equity
at December 31, 2006

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$49,927	-58.2%	45.0%
+200	72,979	-38.9%	35.0%
+100	96,660	-19.1%	25.0%
0	119,522	0.0%	0.0%
-100	136,579	14.3%	25.0%
-200	146,645	22.7%	35.0%
-300	156,384	30.8%	45.0%
December 31, 2005 Data
(In Thousands)

		Period Ending December 31, 2006
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$66,381	$43,764	$22,617	-24.8%	20.0%
+200	64,649	39,466	25,183	-16.3%	15.0%
+100	62,850	35,168	27,682	-7.9%	10.0%
0	60,942	30,871	30,071	0.0%	0.0%
-100	58,178	26,573	31,605	5.1%	10.0%
-200	55,000	23,098	31,902	6.1%	15.0%
-300	51,805	19,877	31,928	6.2%	20.0%
Market Value of Portfolio Equity
at December 31, 2005

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$54,493	-56.8%	45.0%
+200	77,762	-38.3%	35.0%
+100	102,136	-19.0%	25.0%
0	126,029	0.0%	0.0%
-100	142,377	13.0%	25.0%
-200	151,148	19.9%	35.0%
-300	160,867	27.6%	45.0%

EQUITY SECURITIES RISK
The Corporation’s equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. The Corporation also owns some other stocks and mutual funds.
Investments in bank stocks are subject to the risk factors affecting the banking industry generally, including competition from non-bank entities, credit risk, interest rate risk and other factors that could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of its holdings in Pennsylvania banks, these investments could decline in value if there were a downturn in the state’s economy.
The Corporation’s management monitors its risk associated with its equity securities holdings by reviewing its holdings on a detailed, individual security basis, at least monthly, considering all of the factors described above.
Equity securities held as of December 31, 2006 and 2005 are as follows:
TABLE XV — EQUITY SECURITIES RISK
(In Thousands)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2006	Cost	Value	Value	Value
Banks and bank holding companies	$19,884	$26,008	$(2,601)	$(5,202)
Other equity securities	4,146	4,704	(470)	(941)

Total	$24,030	$30,712	$(3,071)	$(6,143)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2005	Cost	Value	Value	Value
Banks and bank holding companies	$20,010	$28,879	$(2,888)	$(5,776)
Other equity securities	4,023	4,387	(439)	(877)

Total	$24,033	$33,266	$(3,327)	$(6,653)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheet
(In Thousands Except Share Data)

	December 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks:
Noninterest-bearing	$18,676	$20,922
Interest-bearing	8,483	5,524

Total cash and cash equivalents	27,159	26,446
Available-for-sale securities	356,665	427,298
Held-to-maturity securities	414	422
Loans, net	679,300	644,938
Bank-owned life insurance	16,388	18,643
Accrued interest receivable	5,046	5,500
Bank premises and equipment, net	23,129	22,605
Foreclosed assets held for sale	264	194
Intangible asset — Core deposit intangible	336	464
Intangible asset — Goodwill	2,809	2,919
Other assets	15,858	13,525

TOTAL ASSETS	$1,127,368	$1,162,954

LIABILITIES
Deposits:
Noninterest-bearing	$105,675	$96,644
Interest-bearing	654,674	660,421

Total deposits	760,349	757,065
Dividends payable	1,969	1,973
Short-term borrowings	49,258	34,734
Long-term borrowings	179,182	232,205
Accrued interest and other liabilities	6,722	5,009

TOTAL LIABILITIES	997,480	1,030,986

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2006 and 2005; issued 8,472,382 in 2006 and 8,389,418 in 2005	8,472	8,389
Stock dividend distributable	1,806	2,183
Paid-in capital	27,077	24,964
Retained earnings	96,077	93,728

Total	133,432	129,264
Accumulated other comprehensive income	613	4,698
Unamortized stock compensation	(11)	(50)
Treasury stock, at cost:
262,598 shares at December 31, 2006	(4,146)
168,627 shares at December 31, 2005		(1,944)

TOTAL STOCKHOLDERS’ EQUITY	129,888	131,968

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,127,368	$1,162,954

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Income
(In Thousands Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$43,247	$38,768	$34,251
Interest on balances with depository institutions	91	34	11
Interest on loans to political subdivisions	1,312	1,118	952
Interest on federal funds sold	251	97	10
Income from available-for-sale and held-to-maturity securities:
Taxable	14,485	14,351	13,999
Tax-exempt	4,033	5,659	7,256
Dividends	1,043	1,081	1,443

Total interest and dividend income	64,462	61,108	57,922

INTEREST EXPENSE
Interest on deposits	21,708	15,604	12,545
Interest on short-term borrowings	2,318	1,239	542
Interest on long-term borrowings	6,748	8,844	9,519

Total interest expense	30,774	25,687	22,606

Interest margin	33,688	35,421	35,316
Provision for loan losses	672	2,026	1,400

Interest margin after provision for loan losses	33,016	33,395	33,916

OTHER INCOME
Service charges on deposit accounts	2,034	1,689	1,717
Service charges and fees	446	367	308
Trust and financial management revenue	2,409	2,088	2,105
Insurance commissions, fees and premiums	468	491	439
Increase in cash surrender value of life insurance	630	560	610
Fees related to credit card operation	—	806	689
Gain from sale of credit card loans	340	1,906	—
Other operating income	1,983	1,635	1,054

Total other income before realized gains on securities, net	8,310	9,542	6,922
Realized gains on securities, net	5,046	1,802	2,877

Total other income	13,356	11,344	9,799

OTHER EXPENSES
Salaries and wages	13,705	12,383	11,248
Pensions and other employee benefits	4,279	3,752	3,404
Occupancy expense, net	2,309	1,865	1,664
Furniture and equipment expense	2,607	2,673	1,805
Pennsylvania shares tax	976	804	846
Other operating expense	7,738	7,485	7,034

Total other expenses	31,614	28,962	26,001

Income before income tax provision	14,758	15,777	17,714
Income tax provision	2,772	2,793	2,851

NET INCOME	$11,986	$12,984	$14,863

NET INCOME PER SHARE — BASIC	$1.44	$1.55	$1.78

NET INCOME PER SHARE — DILUTED	$1.43	$1.54	$1.77

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Per Share Data)

					Accumulated
		Stock			Other	Unamortized
	Common	Dividend	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Distributable	Capital	Earnings	Income	Compensation	Stock	Total

Balance, December 31, 2003	$8,226	$2,164	$20,104	$84,940	$12,037	$(54)	$(2,074)	$125,343
Comprehensive income:
Net income				14,863				14,863
Unrealized loss on securities, net of reclassification adjustment and tax effects					(1,502)			(1,502)

Total comprehensive income								13,361

Cash dividends declared, $.89 per share				(7,214)				(7,214)
Treasury stock purchased							(575)	(575)
Shares issued from treasury related to exercise of stock options			245				283	528
Amortization of restricted stock						85		85
Tax benefit from employee benefit plan				83				83
Stock dividend issued	81	(2,164)	2,057					(26)
Stock dividend declared, 1%		2,188		(2,188)				—
Restricted stock granted			62			(99)	37	—
Forfeiture of restricted stock			(12)			22	(10)	—

Balance, December 31, 2004	8,307	2,188	22,456	90,484	10,535	(46)	(2,339)	131,585
Comprehensive income:
Net income				12,984				12,984
Unrealized loss on securities, net of reclassification adjustment and tax effects					(5,837)			(5,837)

Total comprehensive income								7,147

Cash dividends declared, $.93 per share				(7,641)				(7,641)
Treasury stock purchased							(59)	(59)
Shares issued from treasury related to exercise of stock options			244				412	656
Amortization of restricted stock						93		93
Tax benefit from employee benefit plan				84				84
Tax benefit from stock-based compensation			129					129
Stock dividend issued	82	(2,188)	2,080					(26)
Stock dividend declared, 1%		2,183		(2,183)				—
Restricted stock granted			64			(111)	47	—
Forfeiture of restricted stock			(9)			14	(5)	—

Balance, December 31, 2005	8,389	2,183	24,964	93,728	4,698	(50)	(1,944)	131,968
Comprehensive income:
Net income				11,986				11,986
Unrealized loss on securities, net of reclassification adjustment and tax effects					(2,904)			(2,904)

Total comprehensive income								9,082

Adjustment to initially apply FASB Statement No. 158, net of tax					(1,181)			(1,181)
Cash dividends declared, $.96 per share				(7,916)				(7,916)
Treasury stock purchased							(2,274)	(2,274)
Shares issued from treasury related to exercise of stock options			17				72	89
Amortization of restricted stock						39		39
Tax benefit from employee benefit plan				85				85
Tax benefit from stock-based compensation			21					21
Stock dividend issued	83	(2,183)	2,075					(25)
Stock dividend declared, 1%		1,806		(1,806)				—

Balance, December 31, 2006	$8,472	$1,806	$27,077	$96,077	$613	$(11)	$(4,146)	$129,888

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows
(In Thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,986	$12,984	$14,863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	672	2,026	1,400
Realized gains on securities, net	(5,046)	(1,802)	(2,877)
Gain on sale of foreclosed assets, net	(42)	(126)	(9)
Depreciation expense	2,608	2,301	1,587
Loss from write down of impaired premises and equipment	168	—	—
Gain on sale of premises and equipment	(30)	—	—
Accretion and amortization of securities, net	403	417	718
Increase in cash surrender value of life insurance	(630)	(560)	(610)
Amortization of restricted stock	39	93	85
Amortization of core deposit intangible	128	83	—
Deferred income taxes	(311)	(665)	96
Increase in accrued interest receivable and other assets	(76)	(971)	(424)
Increase in accrued interest payable and other liabilities	262	335	78

Net Cash Provided by Operating Activities	10,131	14,115	14,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	8	8	122
Proceeds from sales of available-for-sale securities	117,566	187,029	111,585
Proceeds from calls and maturities of available-for-sale securities	36,489	56,909	96,265
Purchase of available-for-sale securities	(83,181)	(194,332)	(200,015)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(3,112)	(4,672)	(3,299)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,748	7,369	2,514
Net increase in loans	(35,806)	(50,943)	(56,015)
Redemption of bank-owned life insurance	2,885	—	—
Purchase of premises and equipment	(3,517)	(6,712)	(5,830)
Proceeds from sale of premises and equipment	247	—	—
Proceeds from sale of foreclosed assets	744	822	202
Purchase of investment in limited partnership	(1,250)	—	—
Proceeds from acquisition of Canisteo Valley Corporation, net	—	202	—

Net Cash Provided by (Used in) Investing Activities	35,821	(4,320)	(54,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,284	42,512	18,480
Net increase (decrease) in short-term borrowings	14,524	556	(3,585)
Proceeds from long-term borrowings	26,100	18,163	84,112
Repayments of long-term borrowings	(79,123)	(56,785)	(48,475)
Purchase of treasury stock	(2,274)	(59)	(575)
Sale of treasury stock	89	656	528
Tax benefit from compensation plans	106	213	—
Dividends paid	(7,945)	(7,558)	(7,139)

Net Cash (Used In) Provided by Financing Activities	(45,239)	(2,302)	43,346

INCREASE IN CASH AND CASH EQUIVALENTS	713	7,493	3,782
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,446	18,953	15,171

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,159	$26,446	$18,953

Consolidated Statement of Cash Flows
(In Thousands) (Continued)

	Years Ended December 31,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$772	$347	$589
Interest paid	$30,858	$26,260	$22,070
Income taxes paid	$2,807	$2,959	$2,999

ACQUISITION OF CANISTEO VALLEY CORPORATION:
Cash and cash equivalents received		$7,136
Cash paid for acquisition		(6,934)

Net cash received on acquisition		$202

NONCASH ASSETS RECEIVED AND LIABILITIES ASSUMED FROM ACQUISITION OF CANISTEO VALLEY CORPORATION:
Assets received:
Available for sale securities		$9,439
Loans		23,542
Premises and equipment		1,469
Foreclosed assets		46
Intangible asset — core deposit intangible		547
Intangible asset — goodwill		2,944
Other assets		446

Total noncash assets received		$38,433

Liabilities assumed:
Deposits		$38,008
Other liabilities		627

Total noncash liabilities assumed		$38,635

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Citizens & Northern Corporation (“Corporation”), and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Canisteo Valley Corporation (acquired in 2005 – see Note 4), Bucktail Life Insurance Company and Citizens & Northern Investment Corporation. The consolidated financial statements also include the accounts of Canisteo Valley Corporation’s wholly-owned subsidiary, First State Bank, and C&N Bank’s wholly-owned subsidiary, C&N Financial Services Corporation. All material intercompany balances and transactions have been eliminated in consolidation.
NATURE OF OPERATIONS — The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in Northcentral Pennsylvania and Southern New York State. Lending products include mortgage loans, commercial loans, consumer loans and credit cards, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, individual retirement accounts and certificates of deposit. The Corporation also offers non-insured “Repo Sweep” accounts.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from these estimates.
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
INVESTMENT SECURITIES — Investment securities are accounted for as follows:
HELD-TO-MATURITY SECURITIES — includes debt securities that the Corporation has the positive intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts, computed using the level-yield method.
AVAILABLE-FOR-SALE SECURITIES — includes debt securities not classified as held-to-maturity and unrestricted equity securities. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income, net of tax. Amortization of premiums and accretion of discounts on available-for-sale securities are recorded using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security.
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
LOANS — Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, based on factors such as credit concentrations, past due or delinquency status, trends in historical loss experience, specific impaired loans, and economic conditions. Past due or delinquency status of loans is computed based on the contractual terms of the loans. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Loan balances are charged off when it becomes evident that such balances are not fully collectible.
BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation expense is computed using the straight-line method.
INTEREST COSTS – The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. In 2006, total interest incurred was $30,799,000, of which $30,774,000 was charged to expense and $25,000 was capitalized. In 2005, total interest incurred was $25,755,000, of which $25,687,000 was charged to expense and $68,000 was capitalized. In 2004, total interest incurred was $22,649,000, of which $22,606,000 was charged to expense and $43,000 was capitalized.
FORECLOSED ASSETS HELD FOR SALE - Foreclosed assets held for sale consist of real estate acquired by foreclosure and are carried at estimated fair value, less selling cost.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS — Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is tested at least annually for impairment. The core deposit intangible is being amortized over a period of time that represents its expected life using a method of amortization that reflects the pattern of economic benefit. The core deposit intangible is subject to impairment testing whenever events or changes in circumstances indicate its carrying amount may not be recoverable .
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
STOCK COMPENSATION PLANS - Effective in 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, which replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion 25. SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The provisions of SFAS 123R must be applied to any new awards granted, and to any modifications of existing awards. Since the Corporation has neither modified, nor issued, any new options in 2006, and all options issued prior to December 31, 2005 are fully vested, the provisions of SFAS No. 123R have no impact on net income in 2006.
Prior to 2006, the Corporation used the intrinsic value method of accounting for stock compensation plans, with compensation cost measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation’s stock option plans have had no intrinsic value as of the grant date; therefore, no compensation cost was recorded for them.
The Corporation has also made prior awards of restricted stock. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock options.

(Net Income in Thousands)

	2006	2005	2004
Net income, as reported	$11,986	$12,984	$14,863
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of tax effects	—	(69)	(90)

Pro forma net income	$11,986	$12,915	$14,773

Earnings per share-basic
As reported	$1.44	$1.55	$1.78
Pro forma	$1.44	$1.54	$1.77
Earnings per share-diluted
As reported	$1.43	$1.54	$1.77
Pro forma	$1.43	$1.53	$1.76
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS — In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.
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
The components of other comprehensive income, and the related tax effects, are as follows:

	Years Ended December 31,
(In Thousands)	2006	2005	2004
Net income	$11,986	$12,984	$14,863

Unrealized holding gains (losses) on available-for-sale securities	646	(7,042)	600
Reclassification adjustment for gains realized in income	(5,046)	(1,802)	(2,877)

Other comprehensive loss before income tax	(4,400)	(8,844)	(2,277)
Income tax related to other comprehensive loss	1,496	3,007	775

Other comprehensive loss	(2,904)	(5,837)	(1,502)

Comprehensive income	$9,082	$7,147	$13,361

Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As a result of implementing SFAS No. 158, the Corporation recorded a reduction in stockholders’ equity (accumulated other comprehensive income) of $1,181,000. Note 15 has more details related to the implementation of SFAS No. 158. Beginning in 2007, changes in accumulated other comprehensive income attributable to the impact of SFAS No. 158 on defined benefit plans will be included in other comprehensive income.

3. PER SHARE DATA
Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflect the retroactive effect of 1% stock dividends declared in the fourth quarter of each year presented, payable in the first quarter of the following year. The following data show the amounts used in computing basic and diluted net income per share. As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation’s common stock during the period.

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2006
Earnings per share – basic	$11,986,000	8,339,104	$1.44
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		120,989
Hypothetical share repurchase at $23.41		(95,315)

Earnings per share – diluted	$11,986,000	8,364,778	$1.43

2005
Earnings per share – basic	$12,984,000	8,375,062	$1.55
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		212,323
Hypothetical share repurchase at $29.62		(153,538)

Earnings per share – diluted	$12,984,000	8,433,847	$1.54

2004
Earnings per share – basic	$14,863,000	8,349,994	$1.78
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		188,514
Hypothetical share repurchase at $25.39		(139,988)

Earnings per share – diluted	$14,863,000	8,398,520	$1.77

4. 2005 ACQUISITION
On August 31, 2005, Citizens & Northern Corporation acquired 100% of Canisteo Valley Corporation in an all-cash merger transaction. Accordingly, the results of operations for Canisteo Valley Corporation have been included in the accompanying consolidated financial statements from that date forward. Canisteo Valley Corporation is the parent company of First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY. The acquisition of Canisteo Valley Corporation and First State Bank permits expansion of Citizens & Northern Corporation’s banking operations into communities located in the southern tier of New York State, in close proximity to many of the northern Pennsylvania branch locations, and provides First State Bank with the administrative and credit management resources of a larger organization.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(In Thousands)
Assets received:
Cash and cash equivalents	$7,136
Available for sale securities	9,439
Loans	23,542
Premises and equipment	1,469
Foreclosed assets	46
Intangible asset – core deposit intangible	547
Intangible asset — goodwill	2,944
Other assets	446

Total assets received	45,569

Liabilities assumed:
Deposits	38,008
Other liabilities	627

Total liabilities assumed	38,635

Net assets acquired	$6,934

The core deposit intangible is being amortized over the weighted-average useful life of 3.7 years, with no estimated residual value. None of the goodwill arising from the acquisition is deductible for income tax purposes.
5. SALE OF CREDIT CARD LOANS
Gains related to sales of credit card loans totaled $340,000 in 2006 and $1,906,000 in 2005. In the fourth quarter 2005, the Corporation sold C&N Bank credit card receivables with a book value of $8.3 million. After the sale, the Corporation continued to provide servicing of credit cards for a portion of 2006, and was subject to possible losses associated with credit card receivables sold with recourse. The gain in 2005 of $1,906,000 was net of estimated liabilities of $280,000 for servicing expenses and $175,000 for losses on receivables sold with recourse. In the fourth quarter 2006, the Corporation recorded an additional gain of $325,000 for the difference between the initial estimates of post-sale servicing expenses and recourse losses, and the actual amounts incurred. Also in 2006, the Corporation sold First State Bank’s credit card portfolio, with a book value of $71,000, for a gain of $15,000.
6. CASH AND DUE FROM BANKS
Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2006 ranged from $4,022,000 to $7,688,000. For 2005, theses balances ranged from $1,775,000 to $6,616,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Banks were $2,600,000 in 2006 and 2005. Total balances restricted amounted to $7,210,000 at December 31, 2006 and $6,616,000 at December 31, 2005.
Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

7. SECURITIES
Amortized cost and fair value of securities at December 31, 2006 and 2005 are summarized as follows:

		December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$26,000	$—	$(432)	$25,568
Obligations of states and political subdivisions	70,027	878	(427)	70,478
Mortgage-backed securities	110,049	107	(2,825)	107,331
Other securities	123,848	636	(1,908)	122,576

Total debt securities	329,924	1,621	(5,592)	325,953
Marketable equity securities	24,030	6,895	(213)	30,712

Total	$353,954	$8,516	$(5,805)	$356,665

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$310	$5	$—	$315
Obligations of other U.S. Government agencies	99	5	—	104
Mortgage-backed securities	5	—	—	5

Total	$414	$10	$—	$424

		December 31, 2005
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury	$501	$—	$(1)	$500
Obligations of other U.S. Government agencies	43,999	43	(703)	43,339
Obligations of states and political subdivisions	116,241	2,598	(1,130)	117,709
Other securities	94,849	1,428	(1,120)	95,157
Mortgage-backed securities	140,562	165	(3,400)	137,327

Total debt securities	396,152	4,234	(6,354)	394,032
Marketable equity securities	24,033	9,494	(261)	33,266

Total	$420,185	$13,728	$(6,615)	$427,298

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$313	$11	$—	$324
Obligations of other U.S. Government agencies	98	8	—	106
Mortgage-backed securities	11	—	—	11

Total	$422	$19	$—	$441

The following table presents gross unrealized losses and fair value of investments with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

	Less Than 12 Months		12 Months or More		Total
December 31, 2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$3,907	$(93)	$21,661	$(339)	$25,568	$(432)
Obligations of states and political subdivisions	16,775	(270)	12,536	(157)	29,311	(427)
Mortgage-backed securities	7,164	(64)	93,911	(2,761)	101,075	(2,825)
Other securities	23,263	(460)	56,322	(1,448)	79,585	(1,908)

Total debt securities	51,109	(887)	184,430	(4,705)	235,539	(5,592)
Marketable equity securities	2,495	(92)	1,417	(121)	3,912	(213)

Total temporarily impaired available-for-sale securities	$53,604	$(979)	$185,847	$(4,826)	$239,451	$(5,805)

	Less Than 12 Months		12 Months or More		Total
December 31, 2005	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury	$501	$(1)	$—	$—	$501	$(1)
Obligations of other U.S. Government agencies	35,752	(598)	4,895	(105)	40,647	(703)
Obligations of states and political subdivisions	37,213	(625)	6,737	(505)	43,950	(1,130)
Other securities	42,480	(328)	24,997	(792)	67,477	(1,120)
Mortgage-backed securities	66,147	(1,219)	60,899	(2,181)	127,046	(3,400)

Total debt securities	182,093	(2,771)	97,528	(3,583)	279,621	(6,354)
Marketable equity securities	3,598	(112)	1,132	(149)	4,730	(261)

Total temporarily impaired available-for-sale Securities	$185,691	$(2,883)	$98,660	$(3,732)	$284,351	$(6,615)

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
The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government-sponsored agencies or state and political subdivisions, management believes the Corporation’s debt securities at December 31, 2006 were not other-than-temporarily impaired.
The amortized cost and fair value of investment debt securities at December 31, 2006 are presented in the following table. Maturities of debt securities (including mortgage-backed securities) are presented based on contractual maturities. Expected maturities differ from contractual maturities because monthly principal payments are received from mortgage-backed securities, and because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2006
	Amortized	Fair
(In Thousands)	Cost	Value
AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less	$3,032	$3,016
Due after one year through five years	2,383	2,372
Due after five years through ten years	21,256	21,067
Due after ten years	303,253	299,498

Total	$329,924	$325,953

HELD-TO-MATURITY SECURITIES:
Due in one year or less	$—	$—
Due after one year through five years	410	420
Due after five years through ten years	—	—
Due after ten years	4	4

Total	$414	$424

The following table shows the amortized cost and maturity distribution of the debt securities portfolio at December 31, 2006:

	Within		One-		Five-		After
	One		Five		Ten		Ten
(In Thousands, Except for Percentages)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$1,500	3.18%	—	—	$10,500	5.22%	$14,000	5.14%	$26,000	5.06%
Obligations of states and political subdivisions	1,532	2.39%	551	4.88%	1,257	4.93%	66,687	4.54%	70,027	4.50%
Mortgage-backed securities	—	—	321	3.75%	4,554	5.12%	105,174	4.56%	110,049	4.58%
Other securities	—	—	1,511	6.38%	4,945	8.05%	117,392	6.25%	123,848	6.33%

Total	$3,032	2.78%	$2,383	5.68%	$21,256	5.84%	$303,253	5.24%	$329,924	5.26%

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$—	—	$310	5.28%	$—	—	$—	—	$310	5.28%
Obligations of other U.S. Government agencies	—	—	99	7.16%	—	—	—	—	99	7.16%
Mortgage-backed securities	—	—	1	5.46%	—	—	4	5.99%	5	5.88%

Total	$—	—	$410	5.74%	$—	—	$4	5.99%	$414	5.74%

Investment securities carried at $97,566,000 at December 31, 2006 and $129,692,000 at December 31, 2005 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. Also, the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) issued a $40,000,000 letter of credit on the Corporation’s behalf for security on certain public deposits as of December 31, 2006. See Note 12 for information concerning securities pledged to secure borrowing arrangements.
Gross realized gains and losses from the sales of available-for-sale securities, and the income tax provision related to net realized gains, for 2006, 2005 and 2004 were as follows:

(In Thousands)	2006	2005	2004
Gross realized gains	$5,930	$4,683	$3,880
Gross realized losses	(884)	(2,881)	(1,003)

Net realized gains	$5,046	$1,802	$2,877

Income tax provision related to net realized gains	$1,716	$613	$978

8. LOANS
Major categories of loans and leases included in the loan portfolio are as follows:

	December 31,	% of	December 31,	% of
(In Thousands)	2006	Total	2005	Total
Real estate — construction	$10,365	1.51%	$5,552	0.85%
Real estate — residential mortgage	387,410	56.35%	361,857	55.39%
Real estate — commercial mortgage	178,260	25.93%	153,661	23.52%
Consumer	35,992	5.24%	31,559	4.83%
Agricultural	2,705	0.39%	2,340	0.36%
Commercial	39,135	5.69%	69,396	10.62%
Other	1,227	0.18%	1,871	0.29%
Political subdivisions	32,407	4.71%	27,063	4.14%

Total	687,501	100.00%	653,299	100.00%
Less: allowance for loan losses	(8,201)		(8,361)

Loans, net	$679,300		$644,938

Net unamortized loan fees of $1,582,000 at December 31, 2006 and $1,508,000 at December 31, 2005 have been offset against the carrying value of loans.
There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2006.
The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan and Lycoming, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region.
Transactions in the allowance for loan losses were as follows:

(In Thousands)	2006	2005	2004
Balance at beginning of year	$8,361	$6,787	$6,097
Allowance for loan losses recorded in acquisition	—	377	—
Provision charged to operations	672	2,026	1,400
Loans charged off	(1,092)	(984)	(786)
Recoveries	260	155	76

Balance at end of year	$8,201	$8,361	$6,787

Information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2006 and 2005 is as follows:

(In Thousands)	2006	2005
Impaired loans without a valuation allowance	$2,674	$910
Impaired loans with a valuation allowance	5,337	7,306

Total impaired loans	$8,011	$8,216

Valuation allowance related to impaired loans	$1,726	$2,374

Total nonaccrual loans	$8,506	$6,365
Total loans past due 90 days or more and still accruing	$1,559	$1,369

The following is a summary of information related to impaired loans for 2006, 2005 and 2004:

(In Thousands)	2006	2005	2004
Average investment in impaired loans	$7,908	$8,282	$7,458

Interest income recognized on impaired loans	$318	$291	$352

Interest income recognized on a cash basis on impaired loans	$318	$291	$352

No additional funds are committed to be advanced in connection with impaired loans.
9. BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31,
(In Thousands)	2006	2005
Land	$1,825	$2,118
Buildings and improvements	25,032	19,296
Furniture and equipment	17,062	15,725
Construction in progress	152	4,237

Total	44,071	41,376
Less: accumulated depreciation	(20,942)	(18,771)

Net	$23,129	$22,605

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2006	2005	2004
Occupancy expense	$973	$700	$572
Furniture and equipment expense	1,631	1,601	1,015

Total	$2,604	$2,301	$1,587

The Corporation entered into a lease of a facility in 2001, with an initial lease term of five years, and provisions for up to two additional 5-year terms. The Corporation recorded depreciation of leasehold improvement costs using an estimated useful life of 10 years, based on management’s plan to utilize the facility for at least one term beyond the initial term. In 2006, the Corporation made a decision not to renew the lease, and moved out of the property at the end of the initial 5-year term. As a result, an impairment loss of $168,000 was recognized, which is included in other operating expense in the consolidated statement of income. The amount of impairment loss represents the remaining net book value of leasehold improvements at the end of the initial lease term.
10. INTANGIBLE ASSETS
Information related to the core deposit intangible asset is as follows:

	December 31,
(In Thousands)	2006	2005
Gross amount	$547	$547
Less: accumulated amortization	(211)	(83)

Net	$336	$464

Amortization expense was $128,000 in 2006 and $83,000 in 2005. Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)
2007	$85
2008	64
2009	48
2010	36
2011	27
Changes in the carrying amount of goodwill in 2006 and 2005 are summarized in the following table:

(In Thousands)	2006	2005
Balance, beginning of year	$2,919	$—
Goodwill arising in business combination	—	2,944
Reduction in total purchase price for difference in estimated and actual professional costs	(27)	—
Reduction in valuation allowance on deferred tax asset related to net operating loss	(83)	(25)

Balance, end of year	$2,809	$2,919

11. DEPOSITS
At December 31, 2006, the scheduled maturities of time deposits are as follows:

(In Thousands)
2007	$232,001
2008	76,629
2009	15,002
2010	11,701
2011	8,503
Thereafter	82

$343,918

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2006, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$44,895
Over 3 months through 12 months	23,840
Over 1 year through 3 years	18,556
Over 3 years	4,201

Total	$91,492

Interest expense from deposits of $100,000 or more amounted to $3,267,000 in 2006, $2,975,000 in 2005 and $2,214,000 in 2004.

12. BORROWED FUNDS
SHORT-TERM BORROWINGS
Short-term borrowings include the following:

	At December 31,
(In Thousands)	2006	2005
Federal Home Loan Bank of Pittsburgh borrowings (a)	$—	$7,000
Customer repurchase agreements (b)	29,258	27,734
Other repurchase agreements (c)	20,000	—

Total short-term borrowings	$49,258	$34,734

The weighted average interest rate on total short-term borrowings outstanding was 3.93% at December 31, 2006 and 2.80% at December 31, 2005. The maximum amount of total short-term borrowings outstanding at any month-end was $74,514,000 in 2006 and $60,037,000 in 2005.
(a) At December 31, 2005, one short-term, fixed-rate FHLB — Pittsburgh loan was outstanding with a rate of 3.76% and a maturity of April 26, 2006.
Collateral for FHLB — Pittsburgh loans is described under the “Long-term Borrowings” section of this note.
(b) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $35,551,000 at December 31, 2006 and $34,521,000 at December 31, 2005.
(c) Other repurchase agreements included in short-term borrowings consisted of an adjustable-rate repurchase agreement with a maturity of February 22, 2009. The rate adjusts quarterly to the three-month LIBOR less 50 basis points; at December 31, 2006, the rate was 4.87%. On February 22, 2007, and quarterly thereafter, the issuer may call the repurchase agreement or convert it to a fixed rate of 4.915%.
The terms and collateral related to repurchase agreements are described under the “Long-term Borrowings” section of this note.
LONG-TERM BORROWINGS
Long-term borrowings are as follows:

	At December 31,
(In Thousands)	2006	2005
FHLB — Pittsburgh borrowings (d)	$152,682	$185,485
Repurchase agreements (e)	26,500	46,720

Total long-term borrowings	$179,182	$232,205

(d) Long-term borrowings from FHLB — Pittsburgh are as follows:

	At December 31,
(In Thousands)	2006	2005
Loans maturing in 2006 with rates ranging from 2.07% to 4.83%	$—	$57,700
Loans maturing in 2007 with rates ranging from 2.33% to 5.43%	79,067	79,067
Loans maturing in 2008 with rates ranging from 2.97% to 5.43%	38,500	23,500
Loans maturing in 2009 with rates ranging from 3.60% to 4.96%	14,446	5,432
Loan maturing in 2011 with a rate of 4.98%	5,000	5,000
Loans maturing in 2012 with rates ranging from 4.54% to 4.82%	11,100	10,000
Loan maturing in 2016 with a rate of 6.86%	401	428
Loan maturing in 2017 with a rate of 6.83%	52	55
Loan maturing in 2020 with rates ranging from 4.67% to 4.79%	2,709	2,850
Loan maturing in 2025 with a rate of 4.91%	1,407	1,453

Total long-term FHLB — Pittsburgh borrowings	$152,682	$185,485

The FHLB — Pittsburgh loan facilities are collateralized by qualifying securities and mortgage loans. The FHLB — Pittsburgh determines C&N Bank’s maximum borrowing capacity quarterly, based on Call Report data. The book value of pledged assets was $323,621,000 as of September 30, 2006, the most recent data used by the FHLB — Pittsburgh.
Also, the FHLB — Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB — Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB - Pittsburgh stock were $8,492,000 at December 31, 2006 and $10,128,000 at December 31, 2005.
(e) Repurchase agreements included in long-term borrowings are as follows:

	At December 31,
(In Thousands)	2006	2005
Agreements maturing in 2006 with rates ranging from 2.02% to 4.63%	$—	20,220
Agreements maturing in 2007 with rates ranging from 2.53% to 3.23%	14,500	14,500
Agreements maturing in 2008 with rates ranging from 3.00% to 3.60%	12,000	12,000

Total long-term repurchase agreements	$26,500	$46,720

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $55,902,000 at December 31, 2006 and $54,966,000 at December 31, 2005. Average daily repurchase agreement borrowings amounted to $50,839,000 in 2006, $51,022,000 in 2005 and $58,663,000 in 2004. During 2006, 2005 and 2004, the maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $56,900,000, $67,386,000 and $67,386,000. The weighted average interest rate on repurchase agreements was 3.49% in 2006, 2.92% in 2005 and 3.20% in 2004.
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
In connection with IPCD transactions, the Corporation has entered into Equity Indexed Call Option (Swap) contracts with FHLB-Pittsburgh. Under the terms of the Swap contracts, the Corporation must pay FHLB-Pittsburgh quarterly amounts calculated based on the contractual amount of IPCDs issued times a negotiated rate. In return, FHLB-Pittsburgh is obligated to pay the Corporation, at the time of maturity of the IPCDs, an amount equal to 90% of the appreciation (as defined) in the S&P 500 index. If the S&P 500 index does not appreciate over the term of the related IPCDs, the FHLB-Pittsburgh makes no payment to the Corporation. The effect of the Swap contracts is to limit the Corporation’s cost of IPCD funds to the market rate of interest paid to FHLB-Pittsburgh. (In addition, the Corporation paid a fee of 0.75% to a consulting firm at inception of each deposit. This fee is amortized to interest expense over the term of the IPCDs.) Swap liabilities are carried at fair value, and included in other liabilities in the consolidated balance sheet. Changes in fair value of swap liabilities are included in other expense in the consolidated income statement.
Amounts recorded related to IPCDs are as follows (in thousands):

	At December 31,
	2006	2005
Contractual amount of IPCDs (equal to notional amount of Swap contracts)	$2,516	$3,952
Carrying value of IPCDs	2,444	3,733
Carrying value of embedded derivative liabilities	610	558
Carrying value of Swap contract (assets) liabilities	(528)	(346)

	For the Years Ended December 31,
	2006	2005	2004
Interest expense	$148	$156	$143
Other expense	14	13	9
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented may not represent the underlying fair value of the Corporation.
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
LOANS - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans, except residential mortgage and credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimate of maturity is based on the Corporation’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates based on historical experience. Fair value of nonperforming loans is based on recent appraisals or estimates prepared by the Corporation’s lending officers.

DEPOSITS — The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2006 and 2005. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.
BORROWED FUNDS — The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.
ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.
EMBEDDED DERIVATIVE LIABILITIES — IPCDs - The fair values of embedded derivatives are calculated by a third party. Factors that affect the fair value of embedded derivatives include term to maturity, market interest rates and other market factors that affect the present value of the Corporation’s obligation to pay each IPCD depositor a return based on appreciation in the S&P 500 index.
EMBEDDED DERIVATIVE LIABILITIES — EQUITY OPTION SWAP CONTRACTS — The fair values of equity option Swap contracts are calculated by a third party. Factors that affect the fair value of equity option Swap contracts include: (1) the negotiated rate associated with the Corporation’s obligation to make quarterly payments to the FHLB-Pittsburgh over the term of each IPCD; and (2) term to maturity, market interest rates and other market factors that affect the present value of the FHLB-Pittsburgh’s obligation to pay the Corporation a return based on appreciation in the S&P 500 index.
The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$27,159	$27,159	$26,446	$26,446
Available-for-sale securities	356,665	356,665	427,298	427,298
Held-to-maturity securities	414	424	422	441
Restricted equity securities	8,729	8,729	10,128	10,128
Loans, net	679,300	669,695	644,938	637,093
Accrued interest receivable	5,046	5,046	5,094	5,094
Equity option Swap contracts - IPCDs	528	528	346	346

Financial liabilities:
Deposits	760,349	761,145	757,065	757,566
Short-term borrowings	49,258	48,414	34,734	33,930
Long-term borrowings	179,182	176,825	232,205	227,993
Accrued interest payable	1,036	1,036	1,128	1,128
Embedded derivative liabilities - IPCDs	610	610	558	558

15. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.
Also, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2006 and 2005, and will not affect the Corporation’s future expenses.
Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit postretirement plans as a liability or asset in the balance sheet. As a result of implementing SFAS No. 158, the Corporation recorded a reduction in stockholders’ equity (accumulated other comprehensive income) of $1,181,000 on December 31, 2006. Beginning in 2007, changes in accumulated other comprehensive income attributable to the impact of SFAS No. 158 on defined benefit plans will be included in other comprehensive income.
The Corporation uses a December 31 measurement date for its plans. Accordingly, the provisions of SFAS No. 158 requiring the use of fiscal year-end measurement dates for defined benefit plans do not affect the Corporation.
The following table shows the incremental effect of implementing SFAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006:

	Before		After
	Application		Application
	of		of
(In Thousands)	SFAS 158	Adjustments	SFAS 158
Other assets	$15,243	$615	$15,858
Accrued interest and other liabilities	4,926	1,796	6,722
Accumulated other comprehensive income	1,794	(1,181)	613

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
	Benefits		Benefits
(In Thousands)	2006	2005	2006	2005
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$11,668	$11,195	$1,202	$1,129
Service cost	609	475	64	43
Interest cost	629	618	61	63
Plan participants’ contributions	—	—	222	190
Actuarial loss (gain)	(277)	(139)	(109)	18
Benefits paid	(482)	(481)	(255)	(241)

Benefit obligation at end of year	$12,147	$11,668	$1,185	$1,202

	2006	2005	2006	2005
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$9,755	$9,313	$—	$—
Actual return on plan assets	1,056	745	—	—
Employer contribution	640	178	33	51
Plan participants’ contributions	—	—	222	190
Benefits paid	(482)	(481)	(255)	(241)
Fair value of plan assets at end of year	$10,969	$9,755	$—	$—

Funded status at end of year	$(1,178)	$(1,913)	$(1,185)	$(1,202)

At December 31, 2006, pension plan assets and liabilities recognized in the consolidated balance sheet were $385,000 and $1,563,000, respectively. Postretirement benefit plan liabilities recognized in the consolidated balance sheet were $1,185,000.
At December 31, 2005, assets recognized were $208,000 related to the pension benefit plan and liabilities recognized were $825,000 related to the postretirement plan.
Items recognized as a component of accumulated other comprehensive income in 2006 and unrecognized in 2005 are as follows:

(In Thousands)	2006	2005	2006	2005
Net transition (asset) obligation	$(91)	$(114)	$219	$255
Prior service cost	85	93	32	34
Net actuarial loss (gain)	1,570	2,142	(19)	88

Total	$1,564	$2,121	$232	$377

Net actuarial loss (gain), transition amount and prior service cost have been recognized in accumulated other comprehensive loss, net of a tax benefit of $615,000, at December 31, 2006.
The accumulated benefit obligation for the defined benefit pension plan was $9,764,000 at December 31, 2006 and $9,442,000 at December 31, 2005.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension Benefits			Postretirement Benefits
(In Thousands)	2006	2005	2004	2006	2005	2004
Service cost	$609	$475	$474	$64	$43	$43
Interest cost	629	618	620	61	63	63
Expected return on plan assets	(831)	(793)	(748)	—	—	—
Amortization of transition (asset) obligation	(23)	(23)	(23)	36	36	36
Amortization of prior service cost	8	8	8	2	2	2
Recognized net actuarial loss (gain)	70	30	57	—	—	—

Net periodic benefit cost	$462	$315	$388	$163	$144	$144

For the defined benefit pension plan, the estimated amount of net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $25,000 and $8,000, respectively. For the postretirement plan, there is no amortization of the net actuarial gain expected in 2007, and the estimated amount of transition obligation and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are $36,000 and $2,000, respectively.
The weighted-average assumptions used to determine benefit obligations as of December 31, 2006 and 2005 are as follows:

	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	4.25%	4.00%	N/A	N/A
The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected future assets in the plan. Management believes the assumed 8.50% return on plan assets, which was used for net periodic benefit cost calculations in 2006, 2005 and 2004, is reasonable. Management has calculated the average annual return on pension plan assets over the period 1991-2006 to be 9.37%, with annual returns ranging from a low of -7.23% to a high of +19.87% over that period.
The Corporation’s pension plan weighted-average asset allocations at December 31, 2006 and 2005 are as follows:

	2006	2005
Cash and cash equivalents	8%	4%
Debt securities	31%	33%
Equity securities	61%	63%

Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of pension plan assets. The targeted asset allocation for the pension plan is 60% equity securities, 35% debt securities and 5% cash. This targeted asset allocation reflects a balanced approach, considering the need for growth of plan assets to meet future demand, as well as the need for ongoing liquidity to fund benefit payments. Specifically, the Trust Department attempts to match the maturities of zero-coupon bonds with the estimated amounts of benefit payments over the ensuing 10-year period. Within the equity portion of pension plan investments, the Trust Department employs a strategy of diversification. Holdings include large capitalization stocks from many different industries and market sectors, as well as mid-cap and foreign mutual funds. The pension plan’s assets do not include any shares of the Corporation’s common stock.
At this time, the Corporation cannot estimate the amount it will contribute to the defined benefit pension plan in 2007. The estimated total contribution to the postretirement benefit plan in 2007 is $42,000.

Estimated future benefit payments (including, for the postretirement plan, only the estimated employer contributions), which reflect expected future service, are as follows:

	Pension	Postretirement
(In Thousands)	Benefits	Benefits
2007	$465	$42
2008	462	47
2009	496	50
2010	522	55
2011	546	80
2012-2016	3,493	468
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D. The Corporation has been informed that the Medicare program has determined that benefits provided under the Corporation’s postretirement plan for the plan year ending June 30, 2006 are considered to be actuarially equivalent to benefits available under Medicare Part D. The Corporation has not yet received reimbursement from the Medicare program for the plan year ended June 30, 2006. The amounts disclosed in the tables above for employer contributions to the postretirement benefit plan assume reimbursement will be received from the Medicare program in amounts ranging from $18,000 to $21,000 per year for 2006 through 2010.
PROFIT SHARING AND DEFERRED COMPENSATION PLANS
The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $957,000 in 2006, $834,000 in 2005 and $727,000 in 2004.
Through December 31, 2006, the profit sharing/401(k) Plan included an Employee Stock Ownership Plan (ESOP). A portion of the Corporation’s basic contributions to the Plan were made to the ESOP, and the Plan used these funds to purchase Corporation stock for the accounts of Plan participants. These purchases were made on the market (not directly from the Corporation), and employees have not been permitted to purchase Corporation stock under the Plan. The Plan included a diversification feature which allowed Plan participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the Plan over a period of 6 years. As of December 31, 2006 and 2005, there were no shares allocated for repurchase by the Plan.
As of January 1, 2007, the Corporation established an ESOP, with essentially all of the same features as the previous ESOP, except that it was removed from the profit sharing/401(k) Plan. The value of participants’ ESOP accounts, which were 100% vested as of December 31, 2006, were transferred from the profit sharing/401(k) Plan to the new ESOP.
Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share — basic and diluted. The ESOP held 263,248 shares of Corporation stock at December 31, 2006 and 257,873 shares at December 31, 2005, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP portion of the Plan (included in total contributions reported above) totaled $504,000 in 2006, $433,000 in 2005 and $385,000 in 2004.
The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers’ supplemental deferred compensation were $60,000 in 2006, $32,000 in 2005 and $4,000 in 2004.
STOCK-BASED COMPENSATION PLANS
The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 400,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000, 2002, 2003, 2004 and 2005, there were awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000, 2002, 2003, 2004 and 2005 have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years. A balance of 131,705 shares are available for issuance under the Stock Incentive Plan as of December 31, 2006.
Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 75,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards vest ratably over 3 years. A balance of 30,973 shares are available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2006.
The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2006. The Corporation may repurchase shares of its common stock in 2007; however, management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2007 and cannot estimate the number of shares that may need to be repurchased.
As discussed in Note 1, through December 31, 2005, the Corporation applied APB Opinion 25 and related interpretations in accounting for stock options. As permitted by APB Opinion 25, the Corporation used the intrinsic value method of accounting for stock compensation plans, with compensation cost measured by the excess of the quoted market price of the stock as of the grant date (or other measurement date) over the amount an employee or director must pay to acquire the stock. Stock options issued under the Corporation’s stock option plans have had no intrinsic value at the date of grant; therefore, no compensation cost was recorded for them.
Effective in 2006, SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The provisions of SFAS 123R must be applied to any new awards granted, and to any modifications of existing awards. Since the Corporation has neither modified, nor issued, any new options in 2006, and all options issued prior to December 31, 2005 were fully vested, the provisions of SFAS No. 123R had no impact on net income in 2006.
Prior to 2006, if compensation cost for stock options had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table.

(Net Income in Thousands)	2005	2004
Net income
As reported	$12,984	$14,863
Pro forma	$12,915	$14,773
Earnings per share-basic
As reported	$1.55	$1.78
Pro forma	$1.54	$1.77
Earnings per share-diluted
As reported	$1.54	$1.77
Pro forma	$1.53	$1.76
For purposes of the pro forma calculations of SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005		2004
Volatility	N/A	15%		15%
Expected option lives	N/A	6	Years	6	Years
Risk-free interest rate	N/A	3.93%		3.87%
Dividend yield	N/A	4.73%		4.46%

In calculating the estimated fair value of stock option awards made in 2005 and 2004, the Corporation utilized its historical volatility and dividend yield over the immediately prior 6-year periods to estimate future levels of volatility and dividend yield. In calculating dividend yield, the Corporation included an assumed 1% stock dividend annually, consistent with its practice for many years. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with 6-year maturities as of the grant dates. The 6-year term was based on management’s estimate of the average term for all options issued under both plans.
A summary of stock option activity is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	203,993	$21.50	212,463	$20.03	213,058	$18.81
Granted	—	$—	37,176	$27.00	33,249	$26.59
Exercised	(5,341)	$17.91	(38,814)	$18.72	(29,795)	$18.32
Forfeited	(420)	$27.00	(6,832)	$21.85	(4,049)	$21.80
Expired	(1,050)	$17.00	—	$—	—	$—

Outstanding, end of year	197,182	$21.62	203,993	$21.51	212,463	$20.03

Options exercisable at year-end	197,182	$21.62	203,993	$21.51	212,463	$20.03
Weighted-average fair value of options granted		N/A		$2.45		$2.57
Weighted-average fair value of options forfeited		$2.45
The weighted-average remaining contractual term of outstanding stock options at December 31, 2006 was 5.1 years. The aggregate intrinsic value of stock options outstanding at December 31, 2006 (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2006) was $416,000. There were no nonvested stock options outstanding in 2006. The total intrinsic value of options exercised was $30,000 in 2006, $460,000 in 2005 and $241,000 in 2004. The fair value of options vested was $91,000 in 2005 and $85,000 in 2004.
Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $39,000 in 2006, $93,000 in 2005 and $85,000 in 2004. The following table summarizes restricted stock awards in 2006, 2005 and 2004:

	2006	2005	2004
Number of shares awarded	—	4,128	3,714
Market price of stock at date of grant	$—	$27.00	$26.59
Effective January 3, 2007, the Corporation granted options to purchase a total of 43,385 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $22.325 per share, which was the market price at the date of grant. The Corporation has not yet determined the amount of stock option-related compensation expense expected to be recognized in 2007 from these awards; however, based on a preliminary estimated fair value of $3.00 per share, total compensation expense in 2007 would be approximately $130,000. Management expects to use the Black-Scholes option-pricing model to measure compensation cost for these options. Also, effective January 3, 2007, the Corporation awarded a total of 5,835 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Total estimated restricted stock expense for 2007 is $130,000. The stock options and restricted stock awards made in January 2007 are not included in the tables above.

16. INCOME TAXES
The following temporary differences gave rise to the net deferred tax asset at December 31, 2006 and liability at December 31, 2005:

(In Thousands)	2006	2005
Deferred tax liabilities:
Unrealized holding gains on securities	$916	$2,411
Bank premises and equipment	1,354	1,445
Core deposit intangible	139	193
Realized gains on securities	136	136
Loan fees and costs	82	—
Prepaid pension	136	72
Other deferred tax liabilities	32	75

Total	2,795	4,332

Deferred tax assets:
Defined benefit plans — FASB 158	(615)	—
Allowance for loan losses	(2,851)	(2,896)
Credit for alternative minimum tax paid	(527)	(352)
Postretirement and sick benefits	(346)	(308)
Supplemental executive retirement plan	(210)	(185)
Net operating loss carryforward	(63)	(138)
Valuation allowance on net operating loss carryforward	63	138
Investments in limited partnerships	(282)	(131)
Fair value discount on purchased loans	(62)	(95)
Loan fees and costs	—	(80)
Other deferred tax assets	(189)	(151)

Total	(5,082)	(4,198)

Deferred tax (asset) liability, net	$(2,287)	$134

	2006	2005	2004
Currently payable	$2,793	$3,125	$2,581
Tax expense resulting from allocations of certain tax benefits to equity or as a Reduction in goodwill or other assets	290	333	174
Deferred	(311)	(665)	96

Total provision	$2,772	$2,793	$2,851

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Expected provision	$5,165	35.00%	$5,522	35.00%	$6,200	35.00%
Tax-exempt interest income	(1,821)	(12.34)	(2,301)	(14.58)	(2,790)	(15.75)
Nondeductible interest expense	220	1.49	223	1.41	238	1.34
Dividends received deduction	(253)	(1.71)	(254)	(1.61)	(347)	(1.96)
Increase in cash surrender value of life insurance	(221)	(1.50)	(196)	(1.24)	(214)	(1.21)
Surtax exemption	(98)	(0.66)	(83)	(0.53)	(84)	(0.47)
Other, net	(220)	(1.49)	(118)	(0.75)	(152)	(0.86)

Effective income tax provision	$2,772	17.57%	$2,793	17.70%	$2,851	16.09%

In 2005, the Corporation assumed an unused operating loss carryforward related to the acquisition of Canisteo Valley Corporation. As of December 31, 2006, the remaining unused operating loss carryforward totaled approximately $150,000. This operating loss carryforward may be applied against future taxable income through its expiration in 2024; however, the amount that may be utilized in any year is limited to the amount of taxable income generated by Canisteo Valley Corporation. Goodwill was reduced by $83,000 in 2006 and $25,000 in 2005 as a result of a portion of the deferred tax asset related to the operating loss being realized. If in the future more of the deferred tax asset related to the operating loss is realized, the associated valuation allowance will be allocated to reduce goodwill.
17. RELATED PARTY TRANSACTIONS
Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
13 directors, 5 executive officers 2006	$9,235	$544	$(2,651)	$3,830	$10,958
13 directors, 5 executive officers 2005	7,695	3,220	(2,513)	833	9,235
13 directors, 5 executive officers 2004	7,193	1,501	(2,054)	1,055	7,695
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
Deposits from related parties held by the Corporation amounted to $3,379,000 at December 31, 2006 and $2,900,000 at December 31, 2005.
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
The Corporation’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and financial standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 are as follows:

(In Thousands)	2006	2005
Commitments to extend credit	$122,161	$123,463
Standby letters of credit	22,440	19,582
Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation, for extensions of credit is based on management’s credit assessment of the counterparty.
Financial standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the financial standby letters of credit are collateralized by real estate or other assets, while others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to financial standby letters of credit is not estimable. The Corporation has recorded no liability associated with financial standby letters of credit as of December 31, 2006 and 2005.
Financial standby letters of credit as of December 31, 2006 expire as follows:

(In Thousands)
Year of Expiration	Amount

2007	$19,035
2008	2,131
2009	1,255
2010	19

Total	$22,440

19. OPERATING LEASES AND OTHER PURCHASE COMMITMENTS
The Corporation leases facilities and office equipment under operating leases expiring through 2009. Rental expense under operating leases totaled approximately $215,000 in 2006, $213,000 in 2005 and $89,000 in 2004. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2006 are as follows:

(In Thousands)
2007	$133
2008	25
2009	10
2010	—
2011	—
Thereafter	—
In 2004, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual maintenance fees associated with the software. Maintenance expense amounted to $393,000 in 2006, $360,000 in 2005 and $60,000 in 2004, and maintenance fees payable will be approximately $400,000 per year through 2008 and $340,000 in 2009. Through October 2009, the Corporation would also be required to pay additional software license fees, based on the Bank’s asset size, determined based on the following schedule (additional licensing fees in thousands):

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

21. REGULATORY MATTERS
The Corporation (on a consolidated basis) and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.
To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and the Banks’ actual capital amounts and ratios are also presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006:
Total capital to risk-weighted assets:
Consolidated	$137,337	17.97%	$61,127	≥8%	n/a	n/a
C&N Bank	106,258	14.67%	57,951	≥8%	$72,438	≥10%
First State Bank	4,300	19.28%	1,785	≥8%	2,231	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	126,131	16.51%	30,564	≥4%	n/a	n/a
C&N Bank	97,250	13.43%	28,975	≥4%	43,463	≥6%
First State Bank	4,020	18.02%	892	≥4%	1,338	≥6%
Tier 1 capital to average assets:
Consolidated	126,131	11.22%	44,975	≥4%	n/a	n/a
C&N Bank	97,250	9.16%	42,470	≥4%	53,087	≥5%
First State Bank	4,020	10.03%	1,604	≥4%	2,004	≥5%

December 31, 2005:
Total capital to risk-weighted assets:
Consolidated	$136,403	18.19%	$59,994	≥8%	n/a	n/a
C&N Bank	106,300	15.00%	56,708	≥8%	$70,885	≥10%
First State Bank	3,940	16.05%	1,964	≥8%	2,455	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	123,887	16.52%	29,997	≥4%	n/a	n/a
C&N Bank	96,128	13.56%	28,354	≥4%	42,531	≥6%
First State Bank	3,632	14.80%	982	≥4%	1,473	≥6%
Tier 1 capital to average assets:
Consolidated	123,887	10.62%	46,665	≥4%	n/a	n/a
C&N Bank	96,128	8.72%	44,116	≥4%	55,145	≥5%
First State Bank	3,632	8.78%	1,655	≥4%	2,068	≥5%

Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year’s net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation’s dividends in 2007 may not exceed $9,413,000, plus consolidated net income for 2007. Additionally, banking regulators limit the amount of dividends that may be paid by the Banks to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $87,445,000 at December 31, 2006, subject to the minimum capital ratio requirements noted above.
Restrictions imposed by federal law prohibit the Corporation from borrowing from the Banks unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Banks’ tangible stockholder’s equity (excluding accumulated other comprehensive income) or $10,127,000 at December 31, 2006.
22. PARENT COMPANY ONLY
The following is condensed financial information for Citizens & Northern Corporation.

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2006	2005
ASSETS
Cash	$576	$729
Investment in subsidiaries:
Citizens & Northern Bank	95,184	98,007
Citizens & Northern Investment Corporation	26,410	25,682
Canisteo Valley Corporation	7,106	6,958
Bucktail Life Insurance Company	2,498	2,485
Other assets	83	81

TOTAL ASSETS	$131,857	$133,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	$1,969	$1,973
Other liabilities	—	1
Stockholders’ equity	129,888	131,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,857	$133,942

CONDENSED INCOME STATEMENT
(In Thousands)	2006	2005	2004
Dividends from Citizens & Northern Bank	$8,832	$13,805	$7,582
Dividends from non-bank subsidiaries	1,105	—	—
Other dividend income and security gains	1	6	5
Expenses	(131)	(162)	(123)

Income before equity in undistributed income of subsidiaries	9,807	13,649	7,464
Equity in undistributed income of subsidiaries	2,179	(665)	7,399

NET INCOME	$11,986	$12,984	$14,863

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,986	$12,984	$14,863
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,179)	665	(7,399)
Amortization of restricted stock	39	93	85
(Increase) decrease in other assets	(2)	18	(45)
Increase (decrease) in other liabilities	27	(6)	78

Net Cash Provided by Operating Activities	9,871	13,754	7,582

CASH FLOWS USED IN INVESTING ACTIVITIES,
Investment in subsidiary	—	(7,002)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	89	656	528
Tax benefit from compensation plans	106	213	—
Purchase of treasury stock	(2,274)	(59)	(575)
Dividends paid	(7,945)	(7,558)	(7,139)

Net Cash Used in Financing Activities	(10,024)	(6,748)	(7,186)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153)	4	396
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	729	725	329

CASH AND CASH EQUIVALENTS, END OF YEAR	$576	$729	$725

23. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents summarized quarterly financial data for 2006 and 2005:

	2006 Quarter Ended
(In Thousands, Except Per Share Data)	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$15,863	$15,984	$16,152	$16,463
Interest expense	7,278	7,566	7,833	8,097

Interest margin	8,585	8,418	8,319	8,366
Provision for loan losses	600	(300)	191	181

Interest margin after provision for loan losses	7,985	8,718	8,128	8,185
Other income	1,789	1,937	2,199	2,045
Gain from sale of credit card loans	—	—	—	340
Securities gains	1,315	1,333	1,602	796
Other expenses	7,843	7,976	7,640	8,155

Income before income tax provision	3,246	4,012	4,289	3,211
Income tax provision	426	813	1,016	517

Net income	$2,820	$3,199	$3,273	$2,694

Net income per share – basic	$0.34	$0.38	$0.39	$0.32

Net income per share – diluted	$0.33	$0.38	$0.39	$0.32

	2005 Quarter Ended
(In Thousands, Except Per Share Data)	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$14,693	$14,908	$15,571	$15,936
Interest expense	5,957	6,155	6,426	7,149

Interest margin	8,736	8,753	9,145	8,787
Provision for loan losses	375	375	375	901

Interest margin after provision for loan losses	8,361	8,378	8,770	7,886
Other income	1,703	1,889	2,149	1,895
Gain from sale of credit card loans	—	—	—	1,906
Securities gains (losses)	1,066	929	393	(586)
Other expenses	7,128	7,173	7,303	7,358

Income before income tax provision	4,002	4,023	4,009	3,743
Income tax provision	707	725	722	639

Net income	$3,295	$3,298	$3,287	$3,104

Net income per share – basic	$0.39	$0.39	$0.39	$0.37

Net income per share – diluted	$0.39	$0.39	$0.39	$0.37

24. PENDING MERGER
In December 2006, the Corporation, along with Citizens Bancorp, Inc. (“Citizens”), announced the signing of an Agreement and Plan of Merger. Citizens is the parent company of Citizens Trust Company (“CTC”), a commercial bank with offices in the Pennsylvania communities of Coudersport, Emporium and Port Allegany. As of December 31, 2006, Citizens reported total assets of $144.4 million. Under the terms of the Agreement and Plan of Merger, Citizens will merge into the Corporation, and CTC will merge into C&N Bank.
Shareholders of Citizens will have the right to elect to receive, for each share of Citizens common stock they own (1) 1.297 shares of Corporation common stock, or (2) $28.57 in cash, or (3) a mixed election of stock and cash. Citizens’ shareholder elections are subject to allocation procedures designed to ensure that in the aggregate, 50% of the shares of Citizens common stock will be exchanged for cash and 50% of the shares of Citizens common stock will be exchanged for shares of Corporation common stock. Based on the number of Citizens common shares outstanding on December 31, 2006, and the last trading price of the Corporation’s common stock in 2006, the total purchase consideration is valued at approximately $29 million.
The transaction, which has been approved by the Board of Directors of both companies, is expected to be completed during the second quarter 2007. Consummation of the Merger is subject to approval by Citizens’ shareholders, regulatory approvals and other customary conditions of closing.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors of Citizens & Northern Corporation:
We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries (collectively, the “Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
Parente Randolph, LLC /s/
Williamsport, Pennsylvania
March 1, 2007

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Corporation’s system of internal control over financial reporting has been designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2006, the Corporation’s internal control over financial reporting was effective.
Parente Randolph, LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2006. That report appears below.

February 27, 2007 Date	By:	Craig G. Litchfield /s/ Chairman, President and Chief Executive Officer

February 27, 2007 Date	By:	Mark A. Hughes /s/ Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors of Citizens & Northern Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Citizens & Northern Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Citizens & Northern Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Citizens & Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion.
Parente Randolph, LLC /s/
Williamsport, Pennsylvania
March 1, 2007

ITEM 9B. OTHER INFORMATION
There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2006 that was not disclosed.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 — Election of Directors,” “Corporation’s and Bank’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Director Committees, Attendance at Meetings and Compensation of Directors” and “Stockholder Proposals” of the Corporation’s proxy statement dated March 20, 2007 for the annual meeting of stockholders to be held on April 17, 2007.
The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-end,” “Options Exercised and Stock Vested,” “Pension Benefits,” “401(k) Savings Plan/ESOP,” “Non-qualified Deferred Compensation” and “Change in Control Agreements” of the Corporation’s proxy statement dated March 20, 2007 for the annual meeting of stockholders to be held on April 17, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Security Ownership of Management” of the Corporation’s proxy statement dated March 20, 2007 for the annual meeting of stockholders to be held on April 17, 2007.
“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning loans and deposits with Directors and Executive Officers is provided in Note 17 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information is incorporated herein by reference to disclosure appearing under the caption “Certain Transactions” of the Corporation’s proxy statement dated March 20, 2007 for the annual meeting of stockholders to be held on April 17, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning services provided by the Corporation’s independent auditors, Parente Randolph, LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Audit Committee” of the Corporation’s proxy statement dated March 20, 2007 for the annual meeting of stockholders to be held on April 17, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	64
Financial Statements:
Consolidated Balance Sheet — December 31, 2006 and 2005	31
Consolidated Statement of Income — Years Ended December 31, 2006, 2005 and 2004	32
Consolidated Statement of Changes in Stockholders’ Equity - Years Ended December 31, 2006, 2005 and 2004	33
Consolidated Statement of Cash Flows — Years Ended December 31, 2006, 2005 and 2004	34 - 35
Notes to Consolidated Financial Statements	36 - 63
(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.
(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Incorporated by reference to Annex A in the Proxy Statement/Prospectus included in the Corporation’s registration statement on Form S-4 filed on February 12, 2007

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-8 registration statement filed November 3, 2006

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders, including indentures	Not applicable

9. Voting trust agreement	Not applicable

10. Material contracts:

10.1 Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-K on March 3, 2006

10.2 Form of Stock Option and Restricted Stock Agreements dated January 3, 2005 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 3, 2006

10.3 Form of Stock Option and Restricted Stock Agreements dated January 3, 2005 between the Corporation and the Directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan
Incorporated by reference to Exhibit 10.3 filed with the Corporation’s Form 10-K on March 3, 2006

10.4 Form of Indemnification Agreements dated May 2004	Incorporated by reference to Exhibit 10.1
between the Corporation and the Directors and certain	filed with the Corporation’s Form 10-K
officers	on March 11, 2005

10.5 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Thomas L. Rudy, Jr.	filed with the Corporation's Form 10-K
on March 11, 2005

10.6 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.1
between the Corporation and Craig G. Litchfield	filed with the Corporation’s Form 10-K
on March 10, 2004

10.7 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Mark A. Hughes	filed with the Corporation’s Form 10-K
on March 10, 2004

10.8 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.4
between the Corporation and Deborah E. Scott	filed with the Corporation’s Form 10-K
on March 10, 2004

10.9 Second Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.5
Stock Incentive Plan	filed with the Corporation’s Form 10-K
on March 10, 2004

10.10 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.6
Stock Incentive Plan	filed with the Corporation’s Form 10-K
on March 10, 2004

10.11 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7
filed with the Corporation’s Form 10-K
on March 10, 2004

10.12 Citizens & Northern Corporation Independent Directors	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation’s proxy statement
dated March 19, 2001 for the annual
meeting of stockholders held on
April 17, 2001.

10.13 Amendment #1 to Citizens & Northern Bank	Incorporated by reference to Exhibit 10.2(b)
Supplemental Executive Retirement Plan	filed with the Corporation’s Form 10-K
on March 19, 2001

10.14 Amendment #2 to Citizens & Northern Bank	Incorporated by reference to Exhibit 10.2(a)
Supplemental Executive Retirement Plan	filed with the Corporation’s Form 10-K
on March 19, 2001

10.15 Citizens & Northern Bank Supplemental	Incorporated by reference to Exhibit 10.2
Executive Retirement Plan	filed with the Corporation’s Form 10-K
on March 19, 2001

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 3
to the Consolidated Financial Statements,
which is included in Part II, Item 8 of
Form 10-K.

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics	The Code of Ethics is available through the Corporation’s website at www.cnbankpa.com. To access the Code of Ethics, click on “Shareholder News & Info.,” followed by “Corporate Governance” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:

31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:

99.1 Additional information mailed to stockholders with proxy statement and Form 10-K on March 20, 2007	Filed herewith
(b) Exhibits — The required exhibits are listed under Part IV, Item 15(a)(3) of Form 10-K.
(c) Financial statement schedules are omitted because the required information is not applicable or is included elsewhere in Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: Craig G. Litchfield /s/
Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date: March 2, 2007

By: Mark A. Hughes /s/
Treasurer and Principal Accounting Officer

Date: March 2, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Edward L. Learn
	Dennis F. Beardslee		Edward L. Learn
	Date: March 2, 2007		Date: March 2, 2007

/s/	R. Robert DeCamp	/s/	Craig G. Litchfield
	R. Robert DeCamp		Craig G. Litchfield
	Date: March 2, 2007		Date: March 2, 2007

/s/	Jan E. Fisher	/s/	Edward H. Owlett, III
	Jan E. Fisher		Edward H. Owlett, III
	Date: March 2, 2007		Date: March 2, 2007

/s/	R. Bruce Haner	/s/	Leonard Simpson
	R. Bruce Haner		Leonard Simpson
	Date: March 2, 2007		Date: March 2, 2007

/s/	Susan E. Hartley	/s/	James E. Towner
	Susan E. Hartley		James E. Towner
	Date: March 2, 2007		Date: March 2, 2007

/s/	Karl W. Kroeck	/s/	Ann M. Tyler
	Karl W. Kroeck		Ann M. Tyler
	Date: March 2, 2007		Date: March 2, 2007

/s/	Leo F. Lambert
Leo F. Lambert
Date: March 2, 2007