Form 10-Q
period 2007-03-31
CITIZENS & NORTHERN CORP
filed 2007-05-07
CIK 810958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	8,921,909 Shares Outstanding on May 4, 2007

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — March 31, 2007 and December 31, 2006	Page 3

Consolidated Statement of Income — Three Months Ended March 31, 2007 and 2006	Page 4

Consolidated Statement of Cash Flows — Three Months Ended March 31, 2007 and 2006	Page 5

Notes to Consolidated Financial Statements	Pages 6 through 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 10 through 24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 25 through 27

Item 4. Controls and Procedures	Page 27

Part II. Other Information	Pages 27 through 29

Signatures	Page 30

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer	Page 31

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer	Page 32

Exhibit 32. Section 1350 Certifications	Page 33
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet

	March 31,	December 31,
	2007	2006
(In Thousands Except Share Data)	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$19,545	$18,676
Interest-bearing	4,003	8,483

Total cash and cash equivalents	23,548	27,159
Trading securities	1,528	—
Available-for-sale securities	342,780	356,665
Held-to-maturity securities	413	414
Loans, net	687,661	679,300
Bank-owned life insurance	16,533	16,388
Accrued interest receivable	4,900	5,046
Bank premises and equipment, net	23,087	23,129
Foreclosed assets held for sale	388	264
Intangible asset — Core deposit intangible	315	336
Intangible asset — Goodwill	2,809	2,809
Other assets	16,997	15,858

TOTAL ASSETS	$1,120,959	$1,127,368

LIABILITIES
Deposits:
Noninterest-bearing	$108,379	$105,675
Interest-bearing	661,779	654,674

Total deposits	770,158	760,349
Dividends payable	1,988	1,969
Short-term borrowings	58,967	49,258
Long-term borrowings	151,302	179,182
Accrued interest and other liabilities	8,779	6,722

TOTAL LIABILITIES	991,194	997,480

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2007 and 2006; issued 8,556,225 in 2007 and 8,472,382 in 2006	8,556	8,472
Stock dividend distributable	—	1,806
Paid-in capital	28,909	27,077
Retained earnings	96,547	96,077

Total	134,012	133,432
Accumulated other comprehensive income	265	613
Unamortized stock compensation	(131)	(11)
Treasury stock, at cost:
272,573 shares at March 31, 2007	(4,381)
262,598 shares at December 31, 2006		(4,146)

TOTAL STOCKHOLDERS’ EQUITY	129,765	129,888

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,120,959	$1,127,368

The accompanying notes are an integral part of these consolidated financial statements.
Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except Per Share Data) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$11,281	$10,166
Interest on balances with depository institutions	26	12
Interest on loans to political subdivisions	344	311
Interest on federal funds sold	101	43
Interest on trading securities	3	—
Income from available-for-sale and held-to-maturity securities:
Taxable	3,497	3,727
Tax-exempt	727	1,336
Dividends	264	268

Total interest and dividend income	16,243	15,863

INTEREST EXPENSE
Interest on deposits	5,890	5,009
Interest on short-term borrowings	475	426
Interest on long-term borrowings	1,635	1,843

Total interest expense	8,000	7,278

Interest margin	8,243	8,585
Provision for loan losses	229	600

Interest margin after provision for loan losses	8,014	7,985

OTHER INCOME
Service charges on deposit accounts	482	450
Service charges and fees	142	65
Trust and financial management revenue	682	511
Insurance commissions, fees and premiums	116	139
Increase in cash surrender value of life insurance	145	147
Other operating income	521	477

Total other income before realized gains on available-for-sale securities, net	2,088	1,789
Realized gains on available-for-sale securities, net	1,161	1,315

Total other income	3,249	3,104

OTHER EXPENSES
Salaries and wages	3,595	3,322
Pensions and other employee benefits	1,185	1,143
Occupancy expense, net	626	546
Furniture and equipment expense	645	650
Pennsylvania shares tax	236	244
Other operating expense	1,960	1,938

Total other expenses	8,247	7,843

Income before income tax provision	3,016	3,246
Income tax provision	558	426

NET INCOME	$2,458	$2,820

PER SHARE DATA:
Net income — basic	$0.30	$0.34
Net income — diluted	$0.30	$0.33

Dividend per share	$0.24	$0.24

Number of shares used in computation — basic	8,293,207	8,379,891
Number of shares used in computation — diluted	8,311,233	8,417,978
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,458	$2,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	229	600
Realized gains on available-for-sale securities, net	(1,161)	(1,315)
Gain on sale of foreclosed assets, net	(10)	(14)
Depreciation expense	642	605
Accretion and amortization of securities, net	114	86
Increase in cash surrender value of life insurance	(145)	(147)
Stock-based compensation	103	10
Amortization of core deposit intangible	21	62
Increase in accrued interest receivable and other assets	(1,712)	(2,472)
Increase in accrued interest payable and other liabilities	567	2,529

Net Cash Provided by Operating Activities	1,106	2,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	1	2
Proceeds from sales of available-for-sale securities	16,709	10,566
Proceeds from calls and maturities of available-for-sale securities	8,557	8,291
Purchase of available-for-sale securities	(10,871)	(21,893)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(312)	(327)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,182	1,162
Net (increase) decrease in loans	(8,779)	126
Purchase of premises and equipment	(600)	(1,652)
Proceeds from sale of foreclosed assets	75	32

Net Cash Provided by (Used in) Investing Activities	5,962	(3,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	9,809	(4,351)
Net increase in short-term borrowings	9,709	39,780
Repayments of long-term borrowings	(27,880)	(37,116)
Purchase of treasury stock	(404)	(409)
Sale of treasury stock	75	29
Tax benefit from compensation plans	—	7
Dividends paid	(1,988)	(1,995)

Net Cash Used in Financing Activities	(10,679)	(4,055)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,611)	(4,984)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,159	26,446

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,548	$21,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$189	$141
Interest paid	$8,078	$6,184
Income taxes paid	$10	$—
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Notes to Consolidated Financial Statements
1. BASIS OF INTERIM PRESENTATION
The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2006, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
Results reported for the three months ended March 31, 2007 might not be indicative of the results for the year ending December 31, 2007.
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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended March 31, 2007
Earnings per share – basic	$2,458,000	8,293,207	$0.30
Dilutive effect of potential common stock Arising from stock options:
Exercise of outstanding stock options		111,900
Hypothetical share repurchase at $21.87		(93,874)

Earnings per share — diluted	$2,458,000	8,311,233	$0.30

Quarter Ended March 31, 2006
Earnings per share — basic	$2,820,000	8,379,891	$0.34
Dilutive effect of potential common stock Arising from stock options:
Exercise of outstanding stock options		141,849
Hypothetical share repurchase at $26.21		(103,762)

Earnings per share — diluted	$2,820,000	8,417,978	$0.33

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
3. COMPREHENSIVE INCOME
U.S. generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet, changes in unrealized gains and losses on available-for-sale securities, along with net income, are components of comprehensive income. Also, effective December 31, 2006, the Corporation applied Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit postretirement plans as a liability or asset in the balance sheet. Beginning in 2007, changes in accumulated other comprehensive income attributable to the impact of SFAS No. 158 on defined benefit plans are included in other comprehensive income.
The components of comprehensive income, and the related tax effects, are as follows:

	3 Months Ended
	March 31,
(In Thousands)	2007	2006
Net income	$2,458	$2,820

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	624	(2,265)
Less: Reclassification adjustment for gains realized in income	(1,161)	(1,315)

Other comprehensive loss before income tax	(537)	(3,580)
Income tax related to unrealized loss on securities	183	1,214

Other comprehensive loss on securities	(354)	(2,366)

Unfunded pension and postretirement obligations:
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	11	—
Income tax related to other comprehensive gain	(5)	—

Other comprehensive gain on unfunded pension/retirement obligations	6	—

Total comprehensive income	$2,110	$454

4. SECURITIES
The Corporation’s trading asset at March 31, 2007 was a municipal bond with an estimated fair value of $1,528,000. In the first quarter 2007, the gain on trading activities included in earnings totaled $6,000. There was no trading activity in the first quarter 2006.
Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2007 are summarized as follows:

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$26,200	$—	$(230)	$25,970
Obligations of states and political subdivisions	63,297	706	(268)	63,735
Mortgage-backed securities	106,605	126	(2,349)	104,382
Collateralized mortgage obligations	37,859	27	(771)	37,115
Other securities	84,544	1,003	(636)	84,911

Total debt securities	318,505	1,862	(4,254)	316,113
Marketable equity securities	22,097	5,028	(458)	26,667

Total	$340,602	$6,890	$(4,712)	$342,780

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$310	$6	$—	$316
Obligations of other U.S. Government agencies	99	5	—	104
Mortgage-backed securities	4	—	—	4

Total	$413	$11	$—	$424

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007.

	Less Than 12 Months		12 Months or More		Total
March 31, 2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$1,197	$(3)	$24,772	$(227)	$25,969	$(230)
Obligations of states and political subdivisions	10,597	(91)	13,510	(177)	24,107	(268)
Mortgage-backed securities	7,944	(40)	86,979	(2,309)	94,923	(2,349)
Collateralized mortgage obligations	—	—	31,470	(771)	31,470	(771)
Other securities	13,028	(153)	25,940	(483)	38,968	(636)

Total debt securities	32,766	(287)	182,671	(3,967)	215,437	(4,254)
Marketable equity securities	5,424	(333)	1,373	(125)	6,797	(458)

Total temporarily impaired available-for-sale securities	$38,190	$(620)	$184,044	$(4,092)	$222,234	$(4,712)

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
The unrealized losses on debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, management believes the Corporation’s debt securities at March 31, 2007 were not other-than-temporarily impaired.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
5. DEFINED BENEFIT PLANS
The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.
In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at March 31, 2007 and December 31, 2006, and will not affect the Corporation’s future expenses.
The Corporation uses a December 31 measurement date for its plans.
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In Thousands)	2007	2006	2007	2006
Service cost	$171	$152	$18	$16
Interest cost	175	157	17	15
Expected return on plan assets	(230)	(208)	—	—
Amortization of transition (asset) obligation	(6)	(6)	9	9
Amortization of prior service cost	2	2
Recognized net actuarial loss	11	18	1	1

Net periodic benefit cost (benefit)	$123	$115	$45	$41

For the defined benefit pension plan, the Corporation has a minimum required employer contribution of $156,000 for the year ended December 31, 2007. The Corporation has not yet made its defined benefit pension plan for contribution for 2007, and management has not yet determined the amount of its defined benefit pension plan contribution for 2007; however, the contribution will equal or exceed the minimum contribution disclosed above based, in part, on the allowable contribution level under current IRS regulations. In the first quarter 2007, the Corporation funded postretirement contributions totaling $14,000, with estimated annual postretirement contributions of $42,000 expected in 2007 for the full year.
6. STOCK-BASED COMPENSATION PLANS
In January 2007, the Corporation granted options to purchase a total of 43,385 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $22.325 per share, which was the market price as of the date of grant. SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. In the first quarter 2007, the Corporation recorded total stock option expense of $79,000. The Corporation expects total stock option expense for the year ending December 31, 2007 to be approximately $158,000. The Corporation neither modified, nor issued, any new options in 2006, and all options issued prior to December 31, 2005 were fully vested prior to that date. Accordingly, the Corporation had no stock option expense in 2006.
The fair value of each option granted in 2007 was estimated to be $4.46 per share as of the grant date. In calculating the fair value, the Corporation utilized the Black-Scholes option-pricing model with the following assumptions:
•	Volatility – 23%

•	Expected option lives – 8 years

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
•	Risk-free interest rate – 4.69%

•	Dividend yield – 3.61%
In calculating the estimated fair value of the 2007 stock option awards, the Corporation utilized its historical volatility and dividend yield over the immediately prior 8-year period to estimate future levels of volatility and dividend yield. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an 8-year maturity as of the grant dates. The 8-year term was based on management’s estimate of the average term for all options issued under both plans.
In calculating stock expense, management assumed a 23% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.
Also, effective in January 2007, the Corporation awarded a total of 5,835 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Total restricted stock expense amounted to $24,000 in the first quarter 2007 and $10,000 in the first quarter 2006.
7. CONTINGENCIES
In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.
8. SUBSEQUENT EVENT — MERGER
On May 1, 2007, the Corporation completed its acquisition of Citizens Bancorp, Inc. (“Citizens.”) In accordance with the terms of the December 2006 merger agreement, the shareholders of Citizens are entitled to receive, for each share of Citizens common stock they own, (a) $28.57 cash; or (b) 1.297 shares of common stock of the Corporation. Citizens’ shareholder elections are subject to allocation procedures designed to ensure that in the aggregate, 50% of the shares of Citizens common stock will be exchanged for cash and 50% of the shares of Citizens common stock will be exchanged for shares of Corporation common stock. As a result of the transaction, the Corporation will issue approximately 637,555 shares of its common stock to former shareholders of Citizens. The total estimated purchase price of the transaction is valued at approximately $29 million.
In connection with the transaction, Citizens Trust Company, the banking subsidiary of Citizens, has merged with and into Citizens & Northern Bank (“C&N Bank”), a subsidiary of the Corporation.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
REFERENCES TO 2007 AND 2006
Unless otherwise noted, all references to “2007” in the following discussion of operating results are intended to mean the three months ended March 31, 2007, and similarly, references to “2006” relate to the three months ended March 31, 2006.
EARNINGS OVERVIEW
Net income in 2007 was $2,458,000, or $0.30 per share — basic and diluted. Net income per share was $0.34 (Basic) and $0.33 (diluted) in 2006. Return on average assets was 0.88% in 2007, down from 0.97% in 2006. Return on average equity was 7.50% for 2006, as compared to 8.51% in 2006.
The most significant income statement changes between 2007 and 2006 were as follows:
•	The net interest margin decreased $342,000, or 4.0%, in 2007 as compared to 2006. The yield curve has been flat or inverted throughout 2006 and 2007, causing interest rates paid on liabilities (mainly deposits and borrowings) to increase more than the rates of interest earned on loans and investment securities. Further, the flat or inverted yield curve has limited opportunities to earn a positive spread from maintaining borrowed funds and holding investment securities. Accordingly, the Corporation has sold securities and repaid borrowings throughout much of 2007 and 2006.

•	The provision for loan losses was $229,000 in 2007, down from $600,000 in 2006. The higher loan loss provision in the first quarter 2006 reflected management’s concerns at that time about possible charge-offs related to a few large commercial loans. In the second quarter 2006, settlements were reached on those loans, resulting in charge-offs that were significantly less than the estimated allowances that had been previously established.

•	Noninterest revenue increased $293,000 in 2007 over 2006. The largest increases in noninterest revenue were from Trust and Financial Management services, which generated an increase of $171,000 (33.5%), and an increase of $59,000 in fees related to commercial letters of credit.

•	Noninterest expense increased $404,000 (5.2%) in 2007 over 2006. Employee compensation-related expense increased $315,000, or 7.1% in the first quarter 2007 over the first quarter 2006. The increase in compensation-related expense included the effects of new positions added in late 2006 for lending and Trust and Financial Management services in New York State. Recently, regulatory permission has been received to offer Trust and Financial management services through the Canisteo and South Hornell, NY (First State Bank) locations, and management expects to begin offering Trust and Financial Management services at the New York State locations in the second quarter 2007. Noninterest expense for 2007 also included $79,000 of stock option expense. Stock option expense has been calculated using an option pricing model to estimate the fair value of stock options awarded. The Corporation expects total stock option expense for the year ending December 31, 2007 to be approximately $158,000. There was no stock option expense in the first quarter 2006. Occupancy expense increased $80,000, or 14.7%, in the first quarter 2007 over the first quarter 2006, mainly because of depreciation and other expenses associated with facilities that were constructed or expanded in 2006, including the Old Lycoming Township office and the Administration building in Wellsboro (both of which opened in March 2006) and the South Hornell office (renovations completed in October 2006).

•	Net realized gains from sales of available-for-sale securities amounted to $1,161,000 in 2007, as compared to $1,315,000 in 2006. Most of the gains realized in both periods were from sales of bank stocks.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
•	The income tax provision increased to $558,000, or 18.5% of pre-tax income, in 2007, from $426,000, or 13.1% of pre-tax income, in 2006. The higher income tax rate in 2007 reflects management’s decision to reduce the portion of assets held in municipal bonds, in an effort to reduce alternative minimum tax.
TABLE I — QUARTERLY FINANCIAL DATA

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(In Thousands)	2007	2006	2006	2006	2006
Interest income	$16,243	$16,463	$16,152	$15,984	$15,863
Interest expense	8,000	8,097	7,833	7,566	7,278

Interest margin	8,243	8,366	8,319	8,418	8,585
Provision for loan losses	229	181	191	(300)	600

Interest margin after provision for loan losses	8,014	8,185	8,128	8,718	7,985
Other income	2,088	2,045	2,199	1,937	1,789
Available-for-sale securities gains	1,161	796	1,602	1,333	1,315
Gain from sale of credit card loans	—	340	—	—	—
Other expenses	8,247	8,155	7,640	7,976	7,843

Income before income tax provision	3,016	3,211	4,289	4,012	3,246
Income tax provision	558	517	1,016	813	426

Net income	$2,458	$2,694	$3,273	$3,199	$2,820

Net income per share — basic	$0.30	$0.32	$0.39	$0.38	$0.34

Net income per share — diluted	$0.30	$0.32	$0.39	$0.38	$0.33

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.
Prospects for the Remainder of 2007
The flat or inverted yield curve continues to challenge the Corporation’s ability to achieve earnings growth. Over time, management hopes to use earnings from growth in loans and deposits, as well as revenues from Trust and Financial Management Services, to offset the impact of reduced (from historical norms) opportunities to generate net interest income from a positive spread between earnings on securities and interest costs on borrowings. The desire to reduce dependence on the yield curve for earnings contributions is one of the major reasons for management’s decisions to expand in recent years by building or acquiring banking facilities in Lycoming County, PA, New York State (First State Bank) and most recently, in the Citizens Trust Company locations (described in the next paragraph).
The merger of Citizens Bancorp, Inc. into Citizens & Northern Corporation closed on May 1, 2007. Citizens Bancorp, Inc., with total assets of approximately $144 million as of March 31, 2007, was the parent company of Citizens Trust Company, with offices in Coudersport, Port Allegany and Emporium, PA. These locations have become offices of C&N Bank, and are operating under the name, “Citizens Trust Company, a Division of Citizens & Northern Bank.” As a result of the transaction, the Corporation will issue approximately 637,555 shares of its common stock to former shareholders of Citizens Bancorp, Inc. The total purchase price of the transaction is estimated at approximately $29 million. The process of integrating Citizens Trust Company’s personnel and systems with the Corporation’s began before the merger closed. Management expects one key integration milestone, conversion of Citizens Trust Company’s core banking data into C&N Bank’s system, to be completed in the fourth quarter 2007. Including the impact of expenses related to the computer system conversion and other one-time and duplicative expenses that will be eliminated after 2007, management expects the addition of Citizens Trust Company to be approximately neutral to earnings per share in 2007 and accretive in 2008.
In April 2007, the Corporation completed the conversion of the New York State (First State Bank) branches’ core banking information into the same system used by C&N. Management expects to be able to offer more products and services, and to achieve certain administrative efficiencies, as a result of completing this conversion. Also, as reported above, new lending personnel were added to the New York State staff in the fourth quarter 2006, and Trust and Financial

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Management services are expected to begin at the New York State locations in the second quarter 2007. While management expects these activities to result in positive contributions to earnings in the future, the net impact for the year ending December 31, 2007 cannot be determined.
Another major variable that affects the Corporation’s earnings is securities gains and losses, particularly from bank stocks and other equity securities. Management’s decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized throughout the remainder of 2007.
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
NET INTEREST MARGIN
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest margin for 2007 and 2006. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.
The net interest margin, on a tax-equivalent basis, of $8,724,000 in 2007 decreased $614,000, or 6.6% from 2006. As reflected in Table IV, interest rate changes had the effect of decreasing net interest income $498,000 in 2007 as compared to 2006, as rising short-term interest rates caused increases in interest expense. Table IV also shows that volume changes had the effect of decreasing net interest income $116,000 in 2007 over 2006. The major components of the net decrease in net interest income from volume changes in 2007 were lower interest income of $1,129,000 from available-for-sale securities, partially offset by an increase of $614,000 attributable to loan growth and a decrease in interest expense of $428,000 related to lower long-term borrowings. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) shrunk to 2.80% in the first quarter 2007 from 2.90% for the year ended December 31, 2006 and 3.05% in the first quarter 2006.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $16,724,000 in 2007, less than 1% higher than in 2006. Interest and fees from loans increased $1,161,000, or 10.9%, while income from available-for-sale securities decreased $1,129,000, or 19.0%.
As indicated in Table III, total average available-for-sale securities in 2007 fell to $345,251,000, a decrease of $74,439,000 or 17.7% from 2006. Throughout the calendar year 2006, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. Within the available-for-sale securities portfolio, the average balance of municipal bonds shrunk by $52,530,000 in 2007 as compared to 2006. Management decided to reduce the Corporation’s investment in municipal bonds in order to reduce the alternative minimum tax liability. Also, because short-term interest rates have been rising faster than long-term rates, there have been only limited opportunities to purchase mortgage-backed securities or other taxable bonds at spreads sufficient to justify the applicable interest rate risk. The average rate of return on available-for-sale securities was 5.65% for 2007, up from 5.55% for the year ended December 31, 2006 and down from 5.74% in the first quarter 2006.
The average balance of gross loans increased 5.6% to $685,418,000 in the first quarter 2007 from $648,872,000 in the first quarter 2006. The Corporation has experienced an increase in average balances of both residential mortgage and commercial loans in 2007. The average rate of return on loans was 6.97% in 2007, up from 6.81% for the year ended December 31, 2006 and 6.64% in the first quarter 2006.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense rose $722,000, or 9.9%, to $8,000,000 in 2007 from $7,278,000 in 2006. Table III shows that the overall cost of funds on interest-bearing liabilities rose to 3.72% in 2007, from 3.44% for the year ended December 31, 2006 and 3.22% in the first quarter 2006.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 1.2%, to $758,466,000 in 2007 from $749,104,000 in the first three months of 2006. There has been some migration out of money market and savings accounts, for which the average balances have decreased in 2007, and into certificates of deposit. The average rate on certificates of deposit has increased significantly in 2007 over the first quarter 2006, to 4.40% from 3.56%.
The combined average total short-term and long-term borrowed funds decreased $46,004,000 to $217,343,000 in 2007 from $263,347,000 in the first quarter 2006. As discussed earlier in Management’s Discussion and Analysis, because the yield curve has been flat or inverted, the Corporation’s opportunities have been limited for earning a positive spread by purchasing or holding investment securities as compared to interest costs associated with maintaining borrowed funds. Accordingly, the Corporation has been paying off many borrowings as they mature. The average rate on short-term borrowings was 3.96% in 2007, up from 3.57% in the first quarter 2006. The average rate on long-term borrowings was 3.93% in 2007, up from 3.48% in the first quarter 2006.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2007	2006	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$3,755	$3,989	$(234)
Tax-exempt	1,054	1,949	(895)

Total available-for-sale securities	4,809	5,938	(1,129)

Held-to-maturity securities,
Taxable	6	6	—
Trading securities	4	—	4
Interest-bearing due from banks	26	12	14
Federal funds sold	101	43	58
Loans:
Taxable	11,281	10,166	1,115
Tax-exempt	497	451	46

Total loans	11,778	10,617	1,161

Total Interest Income	16,724	16,616	108

INTEREST EXPENSE
Interest checking	568	452	116
Money market	1,411	1,362	49
Savings	78	87	(9)
Certificates of deposit	2,442	1,900	542
Individual Retirement Accounts	1,390	1,207	183
Other time deposits	1	1	—
Short-term borrowings	475	426	49
Long-term borrowings	1,635	1,843	(208)

Total Interest Expense	8,000	7,278	722

Net Interest Income	$8,724	$9,338	$(614)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table III – Analysis of Average Daily Balances and Rates

	3 Months		Year		3 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	3/31/2007	Return/	12/31/2006	Return/	3/31/2006	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
(Dollars in Thousands)	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$280,421	5.43%	$295,138	5.25%	$302,330	5.35%
Tax-exempt	64,830	6.59%	89,981	6.51%	117,360	6.74%

Total available-for-sale securities	345,251	5.65%	385,119	5.55%	419,690	5.74%

Held-to-maturity securities,
Taxable	414	5.88%	418	5.74%	421	5.78%
Trading securities	254	6.39%	—	0.00%	—	0.00%
Interest-bearing due from banks	1,802	5.85%	2,272	4.01%	1,430	3.40%
Federal funds sold	7,661	5.35%	4,580	5.48%	3,633	4.80%
Loans,
Taxable	653,473	7.00%	631,969	6.84%	618,331	6.67%
Tax-exempt	31,945	6.31%	30,745	6.19%	30,541	5.99%

Total loans	685,418	6.97%	662,714	6.81%	648,872	6.64%

Total Earning Assets	1,040,800	6.52%	1,055,103	6.34%	1,074,046	6.27%
Cash	17,284		19,027		10,311
Unrealized gain/loss on securities	2,779		3,151		7,368
Allowance for loan losses	(8,318)		(8,495)		(8,540)
Bank premises and equipment	23,242		23,491		23,385
Intangible Asset — Core Deposit Intangible	327		389		433
Intangible Asset — Goodwill	2,809		2,912		2,919
Other assets	37,104		39,111		43,281

Total Assets	$1,116,027		$1,134,689		$1,153,203

INTEREST-BEARING LIABILITIES
Interest checking	$73,350	3.14%	$68,369	2.61%	$72,530	2.53%
Money market	174,968	3.27%	179,288	3.24%	179,348	3.08%
Savings	58,135	0.54%	62,030	0.54%	63,809	0.55%
Certificates of deposit	225,041	4.40%	215,460	3.96%	216,186	3.56%
Individual Retirement Accounts	122,695	4.59%	122,459	4.28%	120,174	4.07%
Other time deposits	900	0.45%	1,116	0.63%	908	0.45%
Short-term borrowing	48,597	3.96%	56,606	4.09%	48,384	3.57%
Long-term borrowing	168,746	3.93%	188,077	3.59%	214,963	3.48%

Total Interest-bearing Liabilities	872,432	3.72%	893,405	3.44%	916,302	3.22%
Demand deposits	103,377		102,260		96,149
Other liabilities	9,110		7,942		8,143

Total Liabilities	984,919		1,003,607		1,020,594

Stockholders’ equity, excluding other comprehensive income/loss	130,447		129,004		128,173
Other comprehensive income/loss	661		2,078		4,436

Total Stockholders’ Equity	131,108		131,082		132,609

Total Liabilities and Stockholders’ Equity	$1,116,027		$1,134,689		$1,153,203

Interest Rate Spread		2.80%		2.90%		3.05%
Net Interest Income/Earning Assets		3.40%		3.42%		3.53%

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2)	Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE IV — ANALYSIS OF VOLUME AND RATE CHANGES

	YTD Ended 3/31/07 vs. 3/31/06
	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(292)	$58	$(234)
Tax-exempt	(855)	(40)	(895)

Total available-for-sale securities	(1,147)	18	(1,129)

Held-to-maturity securities,
Taxable	—	—	—
Trading securities	4	—	4
Interest-bearing due from banks	4	10	14
Federal funds sold	53	5	58
Loans:
Taxable	593	522	1,115
Tax-exempt	21	25	46

Total loans	614	547	1,161

Total Interest Income	(472)	580	108

INTEREST-BEARING LIABILITIES
Interest checking	5	111	116
Money market	(34)	83	49
Savings	(8)	(1)	(9)
Certificates of deposit	81	461	542
Individual Retirement Accounts	26	157	183
Other time deposits	—	—	—
Short-term borrowings	2	47	49
Long-term borrowings	(428)	220	(208)

Total Interest Expense	(356)	1,078	722

Net Interest Income	$(116)	$(498)	$(614)

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
TABLE V — COMPARISON OF NONINTEREST INCOME

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2007	2006
Service charges on deposit accounts	$482	$450
Service charges and fees	142	65
Trust and financial management revenue	682	511
Insurance commissions, fees and premiums	116	139
Increase in cash surrender value of life insurance	145	147
Other operating income	521	477

Total other operating income, before realized gains on securities, net	2,088	1,789
Realized gains on available-for-sale securities, net	1,161	1,315

Total Other Income	$3,249	$3,104

Total noninterest income increased $145,000, or 4.7%, in 2007 compared to 2006. Excluding realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis, the increase is 16.7% in 2007 over 2006. Items of significance are as follows:
•	Service charges on deposit accounts increased $32,000, or 7.1%, in 2007 as compared to 2006. Within this category, the largest change was from overdraft fees, which increased $41,000 in 2007 over 2006.

•	Service charges and fees increased $77,000 in 2007 over 2006. Among the types of fees included in this category are letter of credit fees, which increased $59,000 in 2007 because of a few large, commercial transactions, and ATM surcharge fees, which increased $12,000 in 2007 over 2006.

•	Trust and financial management revenue increased $171,000, or 33.5%, in 2007 over 2006. Assets under management have increased 11.0% over the last 12 months, to $526,747,000 at March 31, 2007. The increase in assets under management is attributable to both appreciation in equity markets and an increase in volume of accounts. In addition to the impact of increased assets under management, 2007 revenues have also increased as a result of rate increases and from the resolution and final billings related to an estate.

•	Other operating income increased $44,000, or 9.2%, in 2007 over 2006. Included in this category was an increase of $33,000 in fees from credit card agent bank activities. In the first quarter 2006, the Corporation was in the final stages of processing transactions for the credit card portfolio that was sold in the fourth quarter 2005. Accordingly, costs associated with processing and exiting that activity, net of interchange and other fees, were charged against a liability that had been established in 2005 for the estimated remaining servicing cost. Since the Corporation no longer services credit card transactions, fees received in 2007 have been included in other operating income.
TABLE VI- COMPARISON OF NONINTEREST EXPENSE

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2007	2006
Salaries and wages	$3,595	$3,322
Pensions and other employee benefits	1,185	1,143
Occupancy expense, net	626	546
Furniture and equipment expense	645	650
Pennsylvania shares tax	236	244
Other operating expense	1,960	1,938

Total Other Expense	$8,247	$7,843

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
Total noninterest expense increased $404,000, or 5.2%, in 2007 over 2006. The major changes in items of expense are described in the “Earnings Overview” section of Management’s Discussion and Analysis.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Margin” section of Management’s Discussion and Analysis. The allowance for loan losses and stockholders’ equity are discussed in separate sections of Management’s Discussion and Analysis.
As discussed in the “Prospects for the Remainder of 2007” section of Management’s Discussion and Analysis, the Corporation’s merger with Citizens Bancorp, Inc. closed on May 1, 2007. As a result of that merger, the Corporation’s reported amounts of assets, liabilities and stockholders’ equity will increase, but tangible assets as a percentage of equity will decrease slightly. Total capital purchases for 2007, excluding capital assets included in the Citizens Bancorp, Inc. acquisition, are estimated at approximately $2.5-$3 million. In light of the Corporation’s strong capital position and ample sources of liquidity, management does not expect the Citizens Bancorp, Inc. acquisition and other capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2007. Management believes the overall impact on the Corporation’s earnings in 2007 and thereafter will depend on the Corporation’s ability to build market share and produce profitable results from its investments in new locations, technology and other capital assets, and how long that will take.
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
There are two major components of the allowance – (1) SFAS 114 allowances – on larger loans, mainly commercial purpose, determined on a loan-by-loan basis; and (2) SFAS 5 allowances – estimates of losses incurred on the remainder of the portfolio, determined based on collective evaluation of impairment for various categories of loans. SFAS 5 allowances include a portion based on historical net charge-off experience, and a portion based on evaluation of qualitative factors.
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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
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
The allocation of the allowance for loan losses table (Table VIII) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.” SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans. In periods prior to 2005, the portion of the allowance determined by management’s subjective assessment of economic conditions and other factors (which is now calculated using the qualitative factors criteria described above) was reflected completely in the unallocated component of the allowance. The unallocated portion of the allowance grew to $538,000 at March 31, 2007 from $24,000 at December 31, 2006, mainly because of reductions in the portion of the SFAS 5 allowances related to qualitative factors. The Qualitative Factors Committee decided to lower some of its estimated allowance percentages, mainly in categories related to monitoring the portfolio, based on perceived improvement in identifying and evaluating problem loan relationships on a timely basis. The reductions in qualitative factors, along with updated information related to outstanding balances and identified impaired loans, will be considered in estimating the allowance for loan losses required as of June 30, 2007 and calculating the provision for loan losses for the second quarter 2007.
The allowance for loan losses totaled $8,338,000 at March 31, 2007, up from $8,201,000 at December 31, 2006. As shown in Table VII, net charge-offs in the first quarter 2007 totaled $92,000, which is relatively low compared to most quarters over the last several years (although higher than the first quarter 2006 total of $46,000). Table VII also shows the provision for loan losses totaled $229,000 in the first quarter 2007, down from $600,000 in the first quarter 2006. In total, the provision for loan losses for the year ended December 31, 2006 amounted to $672,000. In the second quarter 2006, settlements were reached related to two large commercial loan relationships that had previously been classified as impaired. Total second quarter 2006 charge-offs related to these two relationships were $568,000, or approximately $450,000 less than the estimated valuation allowance amounts that had been previously recorded. These lower-than-anticipated charge-off levels contributed to a very low (by the Corporation’s historical standards) provision for loan losses

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
total for the last three quarters of 2006. The total amount of the provision for loan losses in each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.
Table IX presents information related to past due and impaired loans. Total impaired loans amounted to $7,943,000 at March 31, 2007, down slightly from $8,011,000 at December 31, 2006. Nonaccrual loans totaled $8,088,000 at March 31, 2007, down from $8,506,000 at December 31, 2006. The SFAS 114 valuation allowance on impaired loans totaled $1,615,000 at March 31, 2007, down from $1,726,000 at December 31, 2006. There were no significant changes to the loans identified for SFAS 114 analysis by the Watch List Committee in the first quarter 2007, and also no significant changes in estimated valuation allowances. The reduction in SFAS 114 valuation allowances that occurred in the first quarter 2007 resulted mainly from principal payments received on some of these loans. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2007. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.
TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,	Years Ended December 31,
(In Thousands)	2007	2006	2006	2005	2004	2003	2002
Balance, beginning of year	$8,201	$8,361	$8,361	$6,787	$6,097	$5,789	$5,265

Charge-offs:
Real estate loans	29	9	611	264	375	168	123
Installment loans	47	73	259	224	217	326	116
Credit cards and related plans	4	9	22	198	178	171	190
Commercial and other loans	34	8	200	298	16	303	123

Total charge-offs	114	99	1,092	984	786	968	552

Recoveries:
Real estate loans	4	—	27	14	3	75	30
Installment loans	11	15	65	61	32	52	30
Credit cards and related plans	5	12	25	30	23	17	18
Commercial and other loans	2	26	143	50	18	32	58

Total recoveries	22	53	260	155	76	176	136

Net charge-offs	92	46	832	829	710	792	416
Allowance for loan losses recorded in acquisition	—	—	—	377	—	—	—
Provision for loan losses	229	600	672	2,026	1,400	1,100	940

Balance, end of period	$8,338	$8,915	$8,201	$8,361	$6,787	$6,097	$5,789

TABLE VIII – ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

	As of
	March 31,	As of December 31,
(In Thousands)	2007	2006	2005	2004	2003	2002
Commercial	$2,296	$2,372	$2,705	$1,909	$1,578	$1,315
Consumer mortgage	3,348	3,556	2,806	513	456	460
Impaired loans	1,615	1,726	2,374	1,378	1,542	1,877
Consumer	541	523	476	409	404	378
Unallocated	538	24	—	2,578	2,117	1,759

Total Allowance	$8,338	$8,201	$8,361	$6,787	$6,097	$5,789

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
TABLE IX – PAST DUE AND IMPAIRED LOANS

	As of
	March 31,	As of December 31,
(In Thousands)	2007	2006	2005	2004	2003	2002
Impaired loans without a valuation allowance	$2,578	$2,674	$910	$3,552	$114	$675
Impaired loans with a valuation allowance	5,365	5,337	7,306	4,709	4,507	3,039

Total impaired loans	$7,943	$8,011	$8,216	$8,261	$4,621	$3,714

Valuation allowance related to impaired loans	$1,615	$1,726	$2,374	$1,378	$1,542	$1,877

Total nonaccrual loans	$8,088	$8,506	$6,365	$7,796	$1,145	$1,252
Total loans past due 90 days or more and still accruing	$844	$1,559	$1,369	$1,307	$2,546	$2,318
TABLE X – SUMMARY OF LOANS BY TYPE

	March 31,	As of December 31,
(In Thousands)	2007	2006	2005	2004	2003	2002
Real estate — construction	$10,658	$10,365	$5,552	$4,178	$2,856	$103
Real estate — residential mortgage	385,587	387,410	361,857	347,705	330,807	292,136
Real estate — commercial mortgage	174,450	178,260	153,661	128,073	100,240	78,317
Consumer	37,353	35,992	31,559	31,702	33,977	31,532
Agricultural	2,806	2,705	2,340	2,872	2,948	3,024
Commercial	38,692	39,135	69,396	43,566	34,967	30,874
Other	1,124	1,227	1,871	1,804	1,183	2,001
Political subdivisions	45,329	32,407	27,063	19,713	17,854	13,062
Lease receivables	—	—	—	—	65	96

Total	695,999	687,501	653,299	579,613	524,897	451,145

Less: allowance for loan losses	(8,338)	(8,201)	(8,361)	(6,787)	(6,097)	(5,789)

Loans, net	$687,661	$679,300	$644,938	$572,826	$518,800	$445,356

DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation has utilized derivative financial instruments related to a certificate of deposit product called the “Index Powered Certificate of Deposit” (IPCD). IPCDs have a term of 5 years, with interest paid at maturity based on 90% of the appreciation (as defined) in the S&P 500 index. There is no guaranteed interest payable to a depositor of an IPCD – however, assuming an IPCD is held to maturity, a depositor is guaranteed the return of his or her principal, at a minimum. In 2004, the Corporation stopped originating new IPCDs, but continues to maintain and account for IPCDs and the related derivative contracts entered into between 2001 and 2004.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
Amounts recorded as of March 31, 2007 and December 31, 2006, and for the first quarters of 2007 and 2006, related to IPCDs are as follows (in thousands):

	March 31,	Dec. 31,
	2007	2006
Contractual amount of IPCDs (equal to notional amount of Swap contracts)	$1,846	$2,516
Carrying value of IPCDs	1,793	2,444
Carrying value of embedded derivative liabilities	561	610
Carrying value of Swap contract (assets) liabilities	(501)	(528)

	3 Months Ended
	March 31,	March 31,
	2007	2006
Interest expense	$18	$39
Other expense	3	—
LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB — Pittsburgh, secured by mortgage loans and various investment securities. At March 31, 2007, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $235,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2007, the carrying value of non-pledged available-for-sale securities was $127,886,000.
Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation’s consolidated capital ratios at March 31, 2007 are as follows:

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Total capital to risk-weighted assets	17.57%
Tier 1 capital to risk-weighted assets	16.25%
Tier 1 capital to average total assets	11.46%
Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Management expects the acquisition of Citizens Bancorp, Inc. and Citizens Trust Company to cause a slight reduction in regulatory capital ratios for the Corporation and C&N Bank; however, the impact is not expected to be significant. Also, planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.
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
The balance in accumulated other comprehensive income related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $1,440,000 at March 31, 2007, down from $1,794,000 at December 31, 2006. The decrease in accumulated other comprehensive income in the first quarter 2007 resulted mainly from realized gains on sales of equity securities.
Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as a liability or asset in the balance sheet. The Corporation has recognized a liability for the underfunded balance of its defined benefit pension and postretirement plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive income) for the amount of the liability, net of deferred income tax. Accumulated other comprehensive income included a negative balance of $1,175,000 at March 31, 2007 and $1,181,000 at December 31, 2006 related to SFAS 158.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Since mid-2004 through mid-2006, the Federal Reserve Board increased the Fed funds target rate 15 times from a low of 1% to its current level of 5.25%. Since mid-2004, long-term interest rates have not increased nearly as much as short-term rates, which has hurt the Corporation’s profitability by “squeezing” the net interest margin. Although management cannot predict future changes in the rate of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressure, in managing interest rate and other financial risks.
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
In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (the Corporation’s 2008 fiscal year). The Corporation considered early adoption of SFAS 159, effective as of January 1, 2007, but decided not to make that early adoption. The Corporation is currently evaluating the potential impact of the adoption of this pronouncement on its 2008 consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
Citizens & Northern Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of Citizens & Northern Bank are included in management’s monthly simulation model calculations. Since Citizens & Northern Bank makes up more than 90% of the Corporation’s total assets and liabilities, and because Citizens & Northern Bank is the source of the most volatile interest rate risk, presently management does not consider it necessary to run the model for the remaining entities within the consolidated group. (Management intends to add First State Bank’s data to the model, beginning later in 2007.) For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
Citizens & Northern Bank’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. Citizens & Northern Bank’s policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As Table XI shows, as of March 31, 2007 and December 31, 2006, the decline in net interest income and market value exceed the policy threshold marks, if interest rates rise immediately by 200 or 300 basis points. The “out of policy” positions are a reflection of the Corporation’s liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management has reviewed these positions with the Board of Directors at quarterly or monthly intervals throughout 2006 and as of March 31, 2007. In addition, management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to rising interest rates.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XI — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
March 31, 2007 Data

Period Ending March 31, 2008
(In Thousands)	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$69,492	$47,616	$21,876	-27.6%	20.0%
+200	67,498	42,776	24,722	-18.2%	15.0%
+100	65,461	37,936	27,525	-8.9%	10.0%
0	63,324	33,097	30,227	0.0%	0.0%
-100	60,508	28,259	32,249	6.7%	10.0%
-200	57,177	24,081	33,096	9.5%	15.0%
-300	53,774	20,305	33,469	10.7%	20.0%

Market Value of Portfolio Equity
at March 31, 2007
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$46,331	-59.3%	45.0%
+200	68,611	-39.8%	35.0%
+100	91,715	-19.5%	25.0%
0	113,925	0.0%	0.0%
-100	129,691	13.8%	25.0%
-200	139,814	22.7%	35.0%
-300	151,155	32.7%	45.0%
December 31, 2006 Data

Period Ending December 31, 2007
(In Thousands)	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$69,054	$47,384	$21,670	-27.6%	20.0%
+200	67,143	42,650	24,493	-18.1%	15.0%
+100	65,185	37,917	27,268	-8.9%	10.0%
0	63,105	33,184	29,921	0.0%	0.0%
-100	60,376	28,552	31,824	6.4%	10.0%
-200	57,077	24,438	32,639	9.1%	15.0%
-300	53,469	20,935	32,534	8.7%	20.0%

Market Value of Portfolio Equity
at December 31, 2006
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$49,927	-58.2%	45.0%
+200	72,979	-38.9%	35.0%
+100	96,660	-19.1%	25.0%
0	119,522	0.0%	0.0%
-100	136,579	14.3%	25.0%
-200	146,645	22.7%	35.0%
-300	156,384	30.8%	45.0%

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
Equity securities held as of March 31, 2007 and December 31, 2006 are presented in Table XII.
TABLE XII — EQUITY SECURITIES

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
(In Thousands)		Fair	Market	Market
At March 31, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,801	$23,887	$(2,389)	$(4,777)
Other equity securities	2,296	2,780	(278)	(556)

Total	$22,097	$26,667	$(2,667)	$(5,333)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2006	Cost	Value	Value	Value
Banks and bank holding companies	$19,884	$26,008	$(2,601)	$(5,202)
Other equity securities	4,146	4,704	(470)	(941)

Total	$24,030	$30,712	$(3,071)	$(6,143)

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 2, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c. Issuer Purchases of Equity Securities
On August 24, 2006, the Corporation announced the extension of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $13 million, through August 31, 2007. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Company’s financial performance. As of March 31, 2007, the maximum additional value available for purchases under this program is $10,263,277.
The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the first quarter 2007:

			Total Number of	Maximum Dollar Value
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs

January 1 — 31, 2007	—	$—		$10,666,392
February 1 — 28, 2007	7,600	$22.55	7,600	$10,495,012
March 1 — 31, 2007	10,500	$22.07	18,100	$10,263,277
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Item 6. Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Incorporated by reference to Annex A in Form S-4/A filed on March 6, 2007, and for which Notice of Effectiveness was received March 8, 2007

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-8 registration statement filed November 3, 2006

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders, including indentures	Not applicable

10. Material contracts	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

15. Letter re: unaudited financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

20. Other documents or statements to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:

31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Signature Page
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 7, 2007	By:	Craig G. Litchfield /s/

Date	Chairman, President and Chief Executive Officer

May 7, 2007	By:	Mark A. Hughes /s/

Date	Treasurer and Chief Financial Officer