Form 10-Q
period 2007-06-30
CITIZENS & NORTHERN CORP
filed 2007-08-08
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Common Stock ($1.00 par value)
8,896,174 Shares Outstanding on August 6, 2007

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Index
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — June 30, 2007 and December 31, 2006	Page 3

Consolidated Statement of Income — Three Months and Six Months Ended June 30, 2007 and 2006	Page 4

Consolidated Statement of Cash Flows — Six Months Ended June 30, 2007 and 2006	Pages 5 through 6

Notes to Consolidated Financial Statements	Pages 7 through 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 14 through 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 30 through 32

Item 4. Controls and Procedures	Page 32

Part II. Other Information	Pages 33 through 35

Signatures	Page 36

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer	Page 37

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer	Page 38

Exhibit 32. Section 1350 Certifications	Page 39
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(In Thousands Except Share Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Non-interest-bearing	$20,959	$18,676
Interest-bearing	21,855	8,483

Total cash and cash equivalents	42,814	27,159
Trading securities	2,514	—
Available-for-sale securities	344,283	356,665
Held-to-maturity securities	412	414
Loans, net	747,114	679,300
Bank-owned life insurance	21,140	16,388
Accrued interest receivable	5,028	5,046
Bank premises and equipment, net	28,531	23,129
Foreclosed assets held for sale	215	264
Intangible asset — Core deposit intangibles	1,691	336
Intangible asset – Goodwill	12,067	2,809
Other assets	19,174	15,858

TOTAL ASSETS	$1,224,983	$1,127,368

LIABILITIES
Deposits:
Non-interest-bearing	$120,832	$105,675
Interest-bearing	750,309	654,674

Total deposits	871,141	760,349
Dividends payable	2,138	1,969
Short-term borrowings	35,004	49,258
Long-term borrowings	167,704	179,182
Accrued interest and other liabilities	7,503	6,722

TOTAL LIABILITIES	1,083,490	997,480

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2007 and 2006; issued 9,193,192 in 2007 and 8,472,382 in 2006	9,193	8,472
Stock dividend distributable	—	1,806
Paid-in capital	42,501	27,077
Retained earnings	96,344	96,077

Total	148,038	133,432
Accumulated other comprehensive (loss) income	(1,804)	613
Unamortized stock compensation	(106)	(11)
Treasury stock, at cost:
284,518 shares at June 30, 2007	(4,635)
262,598 shares at December 31, 2006		(4,146)

TOTAL STOCKHOLDERS’ EQUITY	141,493	129,888

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,224,983	$1,127,368

The accompanying notes are an integral part of these consolidated financial statements.
Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except Per Share Data) (Unaudited)

	3 Months Ended
	June 30,	June 30,	6 Months Ended June 30,
	2007	2006	2007	2006
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$12,679	$10,695	$23,960	$20,861
Interest on loans to political subdivisions	359	335	703	646
Interest on balances with depository institutions	32	23	58	35
Interest on federal funds sold	49	53	150	96
Interest on trading securities	16	—	19	—
Income from available-for-sale and held-to-maturity securities:
Taxable	3,643	3,550	7,140	7,277
Tax-exempt	700	1,046	1,427	2,382
Dividends	214	282	478	550

Total interest and dividend income	17,692	15,984	33,935	31,847

INTEREST EXPENSE
Interest on deposits	6,453	5,298	12,343	10,307
Interest on short-term borrowings	490	623	965	1,049
Interest on long-term borrowings	1,736	1,645	3,371	3,488

Total interest expense	8,679	7,566	16,679	14,844

Interest margin	9,013	8,418	17,256	17,003
(Credit) provision for loan losses	—	(300)	229	300

Interest margin after (credit) provision for loan losses	9,013	8,718	17,027	16,703

OTHER INCOME
Trust and financial management revenue	939	547	1,621	1,058
Service charges on deposit accounts	633	513	1,115	963
Service charges and fees	182	109	324	174
Insurance commissions, fees and premiums	144	121	260	260
Increase in cash surrender value of life insurance	174	153	319	300
Other operating income	572	494	1,093	971

Total other income before net (losses) gains on available-for-sale securities	2,644	1,937	4,732	3,726
Net (losses) gains on available-for-sale securities	(1,172)	1,333	(11)	2,648

Total other income	1,472	3,270	4,721	6,374

OTHER EXPENSES
Salaries and wages	3,433	3,364	7,028	6,686
Pensions and other employee benefits	973	1,005	2,158	2,148
Occupancy expense, net	660	594	1,286	1,140
Furniture and equipment expense	751	668	1,396	1,318
Pennsylvania shares tax	235	244	471	488
Other operating expense	2,137	2,101	4,097	4,039

Total other expenses	8,189	7,976	16,436	15,819

Income before income tax provision	2,296	4,012	5,312	7,258
Income tax provision	360	813	918	1,239

NET INCOME	$1,936	$3,199	$4,394	$6,019

PER SHARE DATA:
Net income – basic	$0.22	$0.38	$0.52	$0.72
Net income – diluted	$0.22	$0.38	$0.52	$0.72

Dividend per share	$0.24	$0.24	$0.48	$0.48

Number of shares used in computation – basic	8,698,703	8,363,821	8,497,076	8,371,810
Number of shares used in computation – diluted	8,711,732	8,386,723	8,512,559	8,402,130
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows
(In Thousands)

	6 Months Ended
	June 30,	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,394	$6,019
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	229	300
Realized losses (gains) on available for sale securities, net	11	(2,648)
Gain on sale of foreclosed assets, net	(76)	(52)
Gain on sale of premises and equipment	—	(26)
Depreciation expense	1,365	1,266
Loss from writedown of impaired premises and equipment	—	169
Accretion and amortization of securities, net	199	245
Other accretion and amortization, net	(63)	—
Increase in cash surrender value of life insurance	(319)	(300)
Stock-based compensation	206	20
Amortization of core deposit intangibles	132	64
Net increase in trading securities	(2,514)	—
Increase in accrued interest receivable and other assets	(1,708)	(2,902)
Increase in accrued interest payable and other liabilities	118	656

Net Cash Provided by Operating Activities	1,974	2,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition of Citizens Bancorp, Inc., net	29,952	—
Proceeds from maturity of held-to-maturity securities	2	3
Proceeds from sales of available-for-sale securities	39,748	68,962
Proceeds from calls and maturities of available-for-sale securities	18,831	17,469
Purchase of available-for-sale securities	(23,672)	(26,556)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,846)	(958)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,787	2,352
Net increase in loans	(8,046)	(6,215)
Return of principal on limited partnership investment	238	—
Purchase of premises and equipment	(1,524)	(2,332)
Proceeds from sale of premises and equipment	—	222
Proceeds from sale of foreclosed assets	421	151

Net Cash Provided by Investing Activities	56,891	53,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	11,148	(591)
Net (decrease) increase in short-term borrowings	(15,680)	16,216
Proceeds from long-term borrowings	15,000	—
Repayments of long-term borrowings	(49,195)	(51,316)
Purchase of treasury stock	(593)	(651)
Sale of treasury stock	88	49
Tax benefit from compensation plans	—	7
Dividends paid	(3,978)	(3,985)

Net Cash Used in Financing Activities	(43,210)	(40,271)

INCREASE IN CASH AND CASH EQUIVALENTS	15,655	15,638
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,159	26,446

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,814	$42,084

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows
(In Thousands) (Unaudited) (Continued)

	6 Months Ended
	June 30,	June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$189	$559
Interest paid	$16,695	$14,958
Income taxes paid	$1,112	$1,500

ACQUISITION OF CITIZENS BANCORP, INC.:
Cash and cash equivalents received	$44,264	$—
Cash paid for acquisition	(14,312)	—

Net cash received on acquisition	$29,952	$—

NONCASH ASSETS RECEIVED, LIABILITIES ASSUMED AND EQUITY ISSUED FROM ACQUISITION OF CITIZENS BANCORP, INC.:
Assets received:
Available for sale securities	$26,426	$—
Loans	60,151	—
Bank-owned life insurance	4,433	—
Premises and equipment	5,243	—
Foreclosed assets	107	—
Intangible asset — core deposit intangible	1,487	—
Intangible asset — goodwill	9,258	—
Other assets	1,567	—

Total noncash assets received	$108,672	$—

Liabilities assumed and equity issued:
Deposits	$99,636	$—
Short-term borrowings	1,426	—
Long-term borrowings	22,753	—
Other liabilities	735	—
Equity issued, net	14,074	—

Total noncash liabilities assumed and equity issued	$138,624	$—

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Notes to Consolidated Financial Statements
1. BASIS OF INTERIM PRESENTATION
The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Canisteo Valley Corporation, Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, the “Corporation”). The consolidated financial statements also include the accounts of Canisteo Valley Corporation’s wholly-owned subsidiary, First State Bank, and C&N Bank’s wholly-owned subsidiary, C&N Financial Services Corporation. All material intercompany balances and transactions have been eliminated in consolidation.
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
Results reported for the three-month and six-month periods ended June 30, 2007 might not be indicative of the results for the year ending December 31, 2007.
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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2007
Earnings per share – basic	$4,394,000	8,497,076	$0.52
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		110,492
Hypothetical share repurchase at $21.29		(95,009)

Earnings per share – diluted	$4,394,000	8,512,559	$0.52

Six Months Ended June 30, 2006
Earnings per share – basic	$6,019,000	8,371,810	$0.72
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		140,995
Hypothetical share repurchase at $24.44		(110,675)

Earnings per share – diluted	$6,019,000	8,402,130	$0.72

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended June 30, 2007
Earnings per share – basic	$1,936,000	8,698,703	$0.22
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		109,616
Hypothetical share repurchase at $20.73		(96,587)

Earnings per share – diluted	$1,936,000	8,711,732	$0.22

Quarter Ended June 30, 2006
Earnings per share – basic	$3,199,000	8,363,821	$0.38
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		122,005
Hypothetical share repurchase at $22.70		(99,103)

Earnings per share – diluted	$3,199,000	8,386,723	$0.38

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
The components of comprehensive income, and the related tax effects, are as follows:

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
(In Thousands)	2007	2006	2007	2006
Net income	$1,936	$3,199	$4,394	$6,019
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	(4,317)	(2,342)	(3,693)	(4,607)
Less: Reclassification adjustment for losses (gains) realized in income	1,172	(1,333)	11	(2,648)

Other comprehensive loss before income tax	(3,145)	(3,675)	(3,682)	(7,255)
Income tax related to unrealized loss on securities	1,069	1,254	1,252	2,468

Other comprehensive loss on securities	(2,076)	(2,421)	(2,430)	(4,787)

Unfunded pension and postretirement obligations:
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	11	—	22	—
Income tax related to other comprehensive gain	(4)	—	(9)	—

Other comprehensive gain on unfunded retirement obligations	7	—	13	—

Total comprehensive (loss) income	$(133)	$778	$1,977	$1,232

4. SECURITIES
The Corporation’s trading assets at June 30, 2007 were municipal bonds with an estimated fair value of $2,514,000. The consolidated income statement includes net losses from trading assets in the six months ended June 30, 2007 of $71,000, including a realized gain on the sale of a trading security of $6,000 in the first quarter and an unrealized holding loss of $77,000 in the second quarter. There was no trading activity in 2006.
Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2007 are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$30,884	$2	$(468)	$30,418
Obligations of states and political subdivisions	61,519	276	(1,500)	60,295
Mortgage-backed securities	110,060	91	(1,681)	108,470
Collateralized mortgage obligations	36,554	—	(1,196)	35,358
Other securities	84,193	856	(772)	84,277

Total debt securities	323,210	1,225	(5,617)	318,818
Marketable equity securities	22,042	4,218	(795)	25,465

Total	$345,252	$5,443	$(6,412)	$344,283

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$309	$3	$—	$312
Obligations of other U.S. Government agencies	99	4	—	103
Mortgage-backed securities	4	—	—	4

Total	$412	$7	$—	$419

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	Less Than 12 Months		12 Months or More		Total
June 30, 2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$3,676	$(24)	$24,556	$(444)	$28,232	$(468)
Obligations of states and political subdivisions	26,293	(1,136)	12,586	(364)	38,879	(1,500)
Mortgage-backed securities	20,703	(315)	39,279	(1,366)	59,982	(1,681)
Collateralized mortgage obligations	5,464	(41)	29,894	(1,155)	35,358	(1,196)
Other securities	25,239	(240)	29,017	(532)	54,256	(772)

Total debt securities	81,375	(1,756)	135,332	(3,861)	216,707	(5,617)
Marketable equity securities	6,898	(515)	2,047	(280)	8,945	(795)

Total temporarily impaired available-for-sale securities	$88,273	$(2,271)	$137,379	$(4,141)	$225,652	$(6,412)

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
In the second quarter 2007, management determined that adjustable rate mortgage-backed securities with a face value totaling $44,509,000 were other-than-temporarily impaired. The Corporation sold the securities in July 2007, and recorded a loss of $1,780,000 (pre-tax) in the second quarter 2007. As a result of changes in market conditions, the loss from sale in July exceeded the amount of loss recorded in the first six months of 2007 by $265,000. The additional loss will be recorded in the third quarter 2007. Management made the decision to sell the securities based on an analysis of substantially all of the debt securities with unrealized losses. For the securities which management decided to sell, the average yield in the second quarter 2007 was 4.41%. Proceeds from the sales were used to purchase a combination of mortgage-backed securities and other securities for a yield of approximately 6%. At current interest rates, management expects the total increase in earnings from the new securities to equal the amount of up-front loss on the sale in approximately three years, while the average remaining life of the sold securities is estimated to be at least four years. For the remaining debt securities in an unrealized loss position, management determined that it was unlikely the increase in earnings from reinvestment at higher rates would exceed the amount of loss from sale over a time frame less than the average lives of the securities; accordingly, management intends to hold substantially all of the remaining securities until market recovery or maturity.
The unrealized losses on other debt securities are primarily the result of volatility in interest rates. Based on the credit worthiness of the issuers, which are almost exclusively U.S. Government agencies or state and political subdivisions, and the economic analysis referred to above, management believes the Corporation’s other debt securities at June 30, 2007 were not other-than-temporarily impaired.
5. DEFINED BENEFIT PLANS
The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at June 30, 2007 and December 31, 2006, and will not affect the Corporation’s future expenses.
The Corporation uses a December 31 measurement date for its plans.
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006
Service cost	$342	$305	$37	$32
Interest cost	350	315	35	31
Expected return on plan assets	(459)	(416)	—	—
Amortization of transition (asset) obligation	(12)	(12)	18	18
Amortization of prior service cost	4	4	—	—
Recognized net actuarial loss	23	35	1	1

Net periodic benefit cost	$248	$231	$91	$82

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006
Service cost	$171	$153	$19	$16
Interest cost	175	158	18	16
Expected return on plan assets	(229)	(208)	—	—
Amortization of transition (asset) obligation	(6)	(6)	9	9
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss	12	17	—	—

Net periodic benefit cost (benefit)	$125	$116	$46	$41

For the defined benefit pension plan, the Corporation has a minimum required employer contribution of $156,000 for the year ended December 31, 2007. The Corporation has not yet made its defined benefit pension plan contribution for 2007. Through the second quarter of 2007, the Corporation has funded postretirement contributions totaling $29,000, with estimated annual postretirement contributions, net of anticipated reimbursements from the Medicare (Part D) program, of $33,000 expected in 2007 for the full year.
6. STOCK-BASED COMPENSATION PLANS
In January 2007, the Corporation granted options to purchase a total of 43,385 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $22.325 per share, which was the market price as of the date of grant. The Corporation neither modified, nor issued, any new options in 2006.
SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The fair value of each option granted in 2007 was estimated to be $4.46 per share as of the grant date. In calculating the fair value, the Corporation utilized the Black-Scholes option-pricing model with the following assumptions:

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
•	Volatility – 23%

•	Expected option lives – 8 years

•	Risk-free interest rate – 4.69%

•	Dividend yield – 3.61%
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
In calculating stock option expense for the 2007 stock option awards, management assumed a 23% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.
Also, effective in January 2007, the Corporation awarded a total of 5,835 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.
Total stock-based compensation expense is as follows:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2007	2006	2007	2006
(In Thousands)	(Current)	(Prior Year)	(Current)	(Prior Year)
Stock options	$77	$—	$156	$—
Restricted stock	26	10	50	20

Total	$103	$10	$206	$20

Stock option expense has been recognized over the six-month vesting period for the 2007 awards. Management expects there will be no stock option expense in the last six months of 2007.
7. CONTINGENCIES
In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.
8. MERGER
On May 1, 2007, the Corporation completed its acquisition of 100% of the outstanding voting stock of Citizens Bancorp, Inc. (“Citizens.”) Accordingly, the results of operations for the former Citizens have been included in the accompanying consolidated financial statements from that date forward. In connection with the transaction, Citizens Trust Company, the banking subsidiary of Citizens, has merged with and into Citizens & Northern Bank (“C&N Bank”), a subsidiary of the Corporation. The Corporation’s management believes the acquisition of Citizens provides two significant benefits: (1) extension of its geographic market for banking services, which should provide growth opportunities, and (2) addition of management personnel with background and skills complementary to the Corporation’s management personnel.
The aggregate acquisition price was $28,386,000, which included cash of $14,312,000 and 636,967 shares of the Corporation’s common stock valued at $14,074,000. The value of the stock issued was determined based on the average market price of the shares over the seven days before and after the date the terms of the acquisition agreement were negotiated and publicly announced, adjusted for the values of Citizens shares held prior to the merger announcement and Corporation shares that were held by Citizens.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The Corporation is in the process of obtaining final valuations on loans, intangible assets, premises and equipment, deposits and other liabilities; accordingly, allocation of the purchase price is subject to modification in the future. Information regarding the purchase price and estimated fair values of assets acquired and liabilities assumed as of the acquisition date is provided as supplemental information in the consolidated statement of cash flows. Following are pro forma income statement amounts, without adjustment for the material nonrecurring items described below, assuming the acquisition was made on January 1, 2006:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2007	2006	2007	2006
(In Thousands)	(Current)	(Prior Year)	(Current)	(Prior Year)
Net interest income	$18,033	$16,977	$35,296	$33,787

Net income	$1,186	$3,520	$3,942	$6,606

Net income per share — basic	$0.13	$0.39	$0.44	$0.73

Net income per share — diluted	$0.13	$0.39	$0.44	$0.73

Citizens recorded material, nonrecurring expenses and losses which reduced pro forma net income (included in the table immediately above) by $787,000 for the three months ended June 30, 2007 and $764,000 for the six months ended June 30, 2007. These nonrecurring items included merger-related professional expense, acceleration of Pennsylvania Bank Shares Tax expense (recognition of the remaining 9 months’ expense in the month of April 2007) and realized losses from sales of securities. Excluding the effect of these nonrecurring items, pro forma income statement amounts (assuming the acquisition was made on January 1, 2006) are as follows:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2007	2006	2007	2006
(In Thousands)	(Current)	(Prior Year)	(Current)	(Prior Year)
Net income	$1,973	$3,520	$4,706	$6,606

Net income per share — basic	$0.22	$0.39	$0.53	$0.73

Net income per share — diluted	$0.22	$0.39	$0.53	$0.73

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, “should”, “likely”, “expect”, “plan”, “anticipate”, “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:
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
REFERENCES TO 2007 AND 2006
Unless otherwise noted, all references to “2007” in the following discussion of operating results are intended to mean the six months ended June 30, 2007, and similarly, references to “2006” relate to the six months ended June 30, 2006.
EARNINGS OVERVIEW
Net income totaled $4,394,000 in the first six months of 2007, down 27% from the first six months of 2006. Net income per share was $0.52 (basic and diluted) in the first six months of 2007, down 28% from the first six months of 2006. Return on average assets was 0.76% in the first six months of 2007, as compared to 1.05% in the first six months of 2006. Return on average equity was 6.53% in the six months ended June 30, 2007, as compared to 9.17% in the six months ended June 30, 2006.
Earnings results for the first six months of 2007 were impacted by a loss (net of tax) on impaired securities of $1,175,000. The loss from impaired securities reduced net income per share by $0.14 (basic) and $0.13 (diluted) for the first six months of 2007. The securities classified as impaired were adjustable rate mortgage-backed securities with a face value totaling $44,509,000, and were sold in July 2007. As a result of changes in market conditions, the loss from sale in July exceeded the amount of loss recorded in the first six months of 2007 by $177,000, net of tax. The additional loss will be recorded in the third quarter 2007. For the securities which management decided to sell, the average yield in the second quarter 2007 was 4.41%. Proceeds from the sales were used to purchase a combination of mortgage-backed securities and other securities for a yield of approximately 6%. At current interest rates, management expects the total increase in earnings from the new securities to equal the amount of up-front loss on the sale in approximately three years, while the average remaining life of the sold securities is estimated to be at least four years.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
On May 1, 2007, the acquisition of Citizens Bancorp, Inc. became effective. Citizens Bancorp, Inc. was the parent company of Citizens Trust Company, with offices in Coudersport, Port Allegany and Emporium, PA. The Citizens Trust Company operations, which are now part of Citizens & Northern Bank, contributed significantly to growth in total assets, including loans, as well to growth in deposits and trust assets under management and increases in revenues and expenses in the second quarter 2007.
Significant income statement changes between 2007 and 2006 were as follows:
•	The Corporation had net (pre-tax) realized losses from sales of available-for-sale securities of $11,000 in 2007, as compared to net realized gains of $2,648,000 in 2006. Excluding the $1,780,000 (pre-tax) loss on impaired securities described above, net securities gains for the six months ended June 30, 2007 totaled $1,769,000, down $879,000 from the first six months of 2006. Most of the gains realized in both periods were from sales of bank stocks.

•	The net interest margin increased $253,000, or 1.5%, in 2007 as compared to 2006. As discussed in the Net Interest Margin section of Management’s Discussion and Analysis, on a fully taxable equivalent basis, the net interest margin fell $158,000 in 2007 as compared to 2006. The acquisition of Citizens Trust Company resulted in increased interest and fees on loans, and provided funding the Corporation used to pay off borrowings. Overall, the Corporation has been hampered by the flat or inverted yield curve throughout 2006 and 2007, which has limited opportunities to earn a positive spread from maintaining borrowed funds and holding investment securities. Accordingly, the Corporation has sold securities and repaid borrowings throughout much of 2007 and 2006.

•	Noninterest revenue increased $1,006,000, or 27.0%, in 2007 over 2006. Trust and Financial Management revenue increased $563,000 (53.2%), including an increase of 40.0% excluding Citizens Trust Company, and a contribution to revenue from Citizens Trust Company of $140,000. Other significant increases in noninterest revenue included: service charges on deposits, which increased $152,000 (including $101,000 from Citizens Trust Company), and increases in fees for letter of credit, credit card (as a third party agent) and debit card services totaling $204,000.

•	Noninterest expense increased $617,000 (3.9%) in 2007 over 2006. Excluding the addition of Citizens Trust Company, total noninterest expense would have been approximately the same in 2007 as in 2006. Changes in components of noninterest expense are discussed later in Management’s Discussion and Analysis.

•	The income tax provision decreased to $918,000 in 2007 from $1,239,000 in 2006, as a result of lower pre-tax earnings.
Second Quarter 2007
Second quarter 2007 results were impacted by the securities impairment loss described above. Net income in the second quarter 2007 was $1,936,000, down $1,263,000 (39.5%) from second quarter 2006 and down $522,000 (21.2%) from the first quarter 2007. Net income per share (basic and diluted) was $0.22 in the second quarter 2007, as compared to $0.38 (basic and diluted) in the second quarter 2006, and $0.30 per share (basic and diluted) in the first quarter 2007. Excluding the securities impairment loss, net income per share (basic and diluted) would have been $0.36 per share in the second quarter 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE I — QUARTERLY FINANCIAL DATA
(In Thousands)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2006	2006	2006	2006
Interest income	$17,692	$16,243	$16,463	$16,152	$15,984	$15,863
Interest expense	8,679	8,000	8,097	7,833	7,566	7,278

Interest margin	9,013	8,243	8,366	8,319	8,418	8,585
Provision for loan losses	—	229	181	191	(300)	600

Interest margin after provision for loan losses	9,013	8,014	8,185	8,128	8,718	7,985
Other income	2,644	2,088	2,045	2,199	1,937	1,789
Net (losses) gains on available-for-sale securities	(1,172)	1,161	796	1,602	1,333	1,315
Gain from sale of credit card loans	—	—	340	—	—	—
Other expenses	8,189	8,247	8,155	7,640	7,976	7,843

Income before income tax provision	2,296	3,016	3,211	4,289	4,012	3,246
Income tax provision	360	558	517	1,016	813	426

Net income	$1,936	$2,458	$2,694	$3,273	$3,199	$2,820

Net income per share – basic	$0.22	$0.30	$0.32	$0.39	$0.38	$0.34

Net income per share – diluted	$0.22	$0.30	$0.32	$0.39	$0.38	$0.33

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.
Prospects for the Remainder of 2007
The flat or inverted yield curve, which has been in existence for approximately 2 1/2 years, continues to challenge the Corporation’s ability to achieve earnings growth, and it is apparent that changes are necessary to improve profitability. Management expects the securities portfolio restructuring referred to in the Earnings Overview section of Management’s Discussion and Analysis to increase interest income approximately $290,000 over the remainder of 2007. Also, management has begun several initiatives designed to increase revenues and reduce expenses over the remainder of 2007 and 2008. Management expects some of the initiatives to immediately increase revenues or decrease expenses, while other changes may result in an up front cost or expense, followed by future improvements. Looking beyond the end of 2007, management expects that expansion of the Corporation’s footprint – including in 2005 through 2007 the construction or acquisition of banking facilities in Lycoming County, PA, New York State (First State Bank) and most recently, the Citizens Trust Company locations – will produce opportunities to increase profitability by increasing loans, deposits and Trust and Financial Management volume. While management expects these activities to result in positive contributions to earnings in the future, the net impact for the year ending December 31, 2007 cannot be determined.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
NET INTEREST MARGIN
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest margin for 2007 and 2006. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.
The fully taxable equivalent net interest margin was $18,221,000 in 2007, $158,000 (0.9%) lower than in 2006. As shown in Table IV, net increases in volume had the effect of increasing net interest income $411,000 in 2007 over 2006 while interest rate changes had the effect of decreasing net interest income $569,000. Increases in volume of earning assets and interest-bearing liabilities were significantly affected by the acquisition of Citizens Trust Company on May 1, 2007. The most significant components of the volume changes in 2007 were an increase of $2,046,000 attributable to loan growth and a decrease in interest expense on short-term and long-term borrowings of $706,000, partially offset by lower interest income of $1,818,000 from available-for-sale securities and an increase in interest expense of $496,000 on certificates of deposit. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 2.83% in the first six months of 2007, as compared to 2.90% for the year ended December 31, 2006 and 2.98% in the first six months of 2006.
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $34,900,000 in 2007, an increase of 5.0% over 2006. Interest and fees from loans increased $3,179,000, or 14.6%, while income from available-for-sale securities decreased $1,607,000, or 14.2%. As indicated in Table III, total average available-for-sale securities in 2007 fell to $348,162,000, a decrease of $58,752,000 or 14.4% from 2006. Throughout the calendar year 2006 and the first half of 2007, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. Within the available-for-sale securities portfolio, the average balance of municipal bonds shrunk by $43,573,000 in 2007 as compared to 2006. Management decided to reduce the Corporation’s investment in municipal bonds in order to reduce the alternative minimum tax liability. The average rate of return on available-for-sale securities was 5.60% for 2007, in line with the 5.55% return for the year ended December 31, 2006 and 5.59% in the first half of 2006.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The average balance of gross loans increased 9.1% to $712,858,000 in 2007 from $653,577,000 in the first half of 2006. Excluding Citizens Trust Company, average loans increased 5.9%. The Corporation has experienced an increase in average balances of both residential mortgage and commercial loans in 2007. The average rate of return on loans was 7.07% in 2007, up from 6.81% for the year ended December 31, 2006 and 6.73% in the first half of 2006.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense rose $1,835,000, or 12.4%, to $16,679,000 in 2007 from $14,844,000 in 2006. Table III shows that the overall cost of funds on interest-bearing liabilities rose to 3.74% in 2007, from 3.44% for the year ended December 31, 2006 and 3.30% in the first half of 2006.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 5.4%, to $792,390,000 in 2007 from $752,127,000 in the first half of 2006. Excluding Citizens Trust Company, total average deposits increased only slightly (0.7%). The average rate incurred on certificates of deposit has increased significantly in 2007 over the first half of 2006, to 4.46% from 3.75%. Also, the average rate on Individual Retirement Accounts increased significantly, to 4.59% in 2007 from 3.98% in the first half of 2006.
The combined average total short-term and long-term borrowed funds decreased $38,926,000 to $216,299,000 in 2007 from $255,225,000 in the first half of 2006. With the yield curve being flat or inverted throughout 2006 and 2007, opportunities have been limited for earning a positive spread by purchasing or holding investment securities as compared to interest costs associated with maintaining borrowed funds. Accordingly, the Corporation has been paying off many borrowings as they mature. The average rate on long-term borrowings was 4.06% in 2007, up from 3.50% in the first half of 2006.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Six Months Ended
	June 30,		Increase/
(In Thousands)	2007	2006	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$7,606	$7,815	$(209)
Tax-exempt	2,069	3,467	(1,398)

Total available-for-sale securities	9,675	11,282	(1,607)

Held-to-maturity securities,
Taxable	12	12	—
Trading securities	28	—	28
Interest-bearing due from banks	58	35	23
Federal funds sold	150	96	54
Loans:
Taxable	23,960	20,861	3,099
Tax-exempt	1,017	937	80

Total loans	24,977	21,798	3,179

Total Interest Income	34,900	33,223	1,677

INTEREST EXPENSE
Interest checking	1,025	936	89
Money market	3,003	2,828	175
Savings	167	172	(5)
Certificates of deposit	5,245	3,952	1,293
Individual Retirement Accounts	2,900	2,416	484
Other time deposits	3	3	—
Short-term borrowings	965	1,049	(84)
Long-term borrowings	3,371	3,488	(117)

Total Interest Expense	16,679	14,844	1,835

Net Interest Income	$18,221	$18,379	$(158)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table IIl — Analysis of Average Daily Balances and Rates

	6 Months		Year		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2007	Return/	12/31/2006	Return/	6/30/2006	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
(Dollars in Thousands)	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$284,469	5.39%	$295,138	5.25%	$299,648	5.26%
Tax-exempt	63,693	6.55%	89,981	6.51%	107,266	6.52%

Total available-for-sale securities	348,162	5.60%	385,119	5.55%	406,914	5.59%

Held-to-maturity securities,
Taxable	413	5.86%	418	5.74%	420	5.76%
Trading securities	943	5.99%	—	0.00%	—	0.00%
Interest-bearing due from banks	2,481	4.71%	2,272	4.01%	1,973	3.58%
Federal funds sold	6,223	4.86%	4,580	5.48%	3,388	5.71%
Loans:
Taxable	680,346	7.10%	631,969	6.84%	622,647	6.76%
Tax-exempt	32,512	6.31%	30,745	6.19%	30,930	6.11%

Total loans	712,858	7.07%	662,714	6.81%	653,577	6.73%

Total Earning Assets	1,071,080	6.57%	1,055,103	6.34%	1,066,272	6.28%
Cash	18,777		19,027		19,351
Unrealized gain/loss on securities	2,046		3,151		4,757
Allowance for loan losses	(8,539)		(8,495)		(8,792)
Bank premises and equipment	25,237		23,491		23,519
Intangible Asset — Core Deposit Intangible	1,036		389		410
Intangible Asset — Goodwill	5,645		2,912		2,919
Other assets	38,771		39,111		38,036

Total Assets	$1,154,053		$1,134,689		$1,146,472

INTEREST-BEARING LIABILITIES
Interest checking	$73,868	2.80%	$68,369	2.61%	$72,519	2.60%
Money market	182,909	3.31%	179,288	3.24%	179,277	3.18%
Savings	61,387	0.55%	62,030	0.54%	63,701	0.54%
Certificates of deposit	237,390	4.46%	215,460	3.96%	212,494	3.75%
Individual Retirement Accounts	127,286	4.59%	122,459	4.28%	122,544	3.98%
Other time deposits	1,172	0.52%	1,116	0.63%	1,065	0.57%
Short-term borrowings	48,724	3.97%	56,606	4.09%	54,004	3.92%
Long-term borrowings	167,575	4.06%	188,077	3.59%	201,221	3.50%

Total Interest-bearing Liabilities	900,311	3.74%	893,405	3.44%	906,825	3.30%
Demand deposits	108,378		102,260		100,527
Other liabilities	10,053		7,942		7,915

Total Liabilities	1,018,742		1,003,607		1,015,267

Stockholders’ equity, excluding other comprehensive income/loss	135,126		129,004		128,088
Other comprehensive income/loss	185		2,078		3,117

Total Stockholders’ Equity	135,311		131,082		131,205

Total Liabilities and Stockholders’ Equity	$1,154,053		$1,134,689		$1,146,472

Interest Rate Spread		2.83%		2.90%		2.98%
Net Interest Income/Earning Assets		3.43%		3.42%		3.48%

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE IV — ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)

	YTD Ended 6/30/07 vs. 6/30/06
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(403)	$194	$(209)
Tax-exempt	(1,415)	17	(1,398)

Total available-for-sale securities	(1,818)	211	(1,607)

Held-to-maturity securities,
Taxable	—	—	—
Trading securities	28	—	28
Interest-bearing due from banks	10	13	23
Federal funds sold	70	(16)	54
Loans:
Taxable	1,997	1,102	3,099
Tax-exempt	49	31	80

Total loans	2,046	1,133	3,179

Total Interest Income	336	1,341	1,677

INTEREST-BEARING LIABILITIES
Interest checking	17	72	89
Money market	58	117	175
Savings	(6)	1	(5)
Certificates of deposit	496	797	1,293
Individual Retirement Accounts	96	388	484
Other time deposits	—	—	—
Short-term borrowings	(105)	21	(84)
Long-term borrowings	(631)	514	(117)

Total Interest Expense	(75)	1,910	1,835

Net Interest Income	$411	$(569)	$(158)

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE V — COMPARISON OF NONINTEREST INCOME
(In Thousands)

	6 Months Ended
	June 30,	June 30,
	2007	2006
Trust and financial management revenue	$1,621	$1,058
Service charges on deposit accounts	1,115	963
Service charges and fees	324	174
Insurance commissions, fees and premiums	260	260
Increase in cash surrender value of life insurance	319	300
Other operating income	1,093	971

Total other operating income, before realized (losses) gains on securities, net	4,732	3,726
Realized (losses) gains on available-for-sale securities, net	(11)	2,648

Total Other Income	$4,721	$6,374

Securities gains and losses are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Excluding securities gains and losses, total noninterest income increased $1,006,000 or 27.0%, in 2007 compared to 2006. Items of significance are as follows:
•	Trust and financial management revenue increased $563,000 (53.2%), including an increase of 40.0% excluding Citizens Trust Company, and a contribution to revenue from Citizens Trust Company of $140,000. Trust and financial management revenues are heavily affected by the amount of assets under management. Assets under management have increased 39.9% over the last 12 months, to $666,425,000 at June 30, 2007. The increase in assets under management includes the impact of the addition of Citizens Trust Company, as well as significant appreciation in equity markets. Excluding Citizens Trust Company, assets under management increased 18.4% as of June 30, 2007 compared to one year earlier.

•	Service charges on deposit accounts increased $152,000, or 15.8%, in 2007 as compared to 2006, including $101,000 from Citizens Trust Company.

•	Service charges and fees increased $150,000 in 2007 over 2006. Among the types of fees included in this category are letter of credit fees, which increased $79,000 in 2007 because of a few large, commercial transactions, and ATM-related fees, which increased $47,000 in 2007 over 2006.

•	Other operating income increased $122,000, or 12.6%, in 2007 over 2006. Included in this category was an increase of $67,000 in fees from credit card agent bank activities. In the first five months of 2006, the Corporation was in the final stages of processing transactions for the credit card portfolio that was sold in the fourth quarter 2005. Accordingly, costs associated with processing and exiting that activity, net of interchange and other fees, were charged against a liability that had been established in 2005 for the estimated remaining servicing cost. Since the Corporation no longer services credit card transactions, fees received in 2007 have been included in other operating income. Also included in this category were increases in interchange fees related to debit card transactions of $58,000 and broker-dealer revenues of $43,000, and net losses on trading securities of $72,000.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(In Thousands)

	6 Months Ended
	June 30,	June 30,
	2007	2006
Salaries and wages	$7,028	$6,686
Pensions and other employee benefits	2,158	2,148
Occupancy expense, net	1,286	1,140
Furniture and equipment expense	1,396	1,318
Pennsylvania shares tax	471	488
Other operating expense	4,097	4,039

Total Other Expense	$16,436	$15,819

Total noninterest expense increased $617,000, or 3.9%, in 2007 over 2006. Items of significance are as follows:
•	Salaries and wages increased $342,000, or 5.1%. Approximately $174,000 of the increase is attributable to the addition of Citizens Trust Company. Also included in this category is an increase in stock-based compensation totaling $164,000. As described in more detail in Note 6 to the consolidated financial statements, the Corporation made awards of stock options and restricted stock in 2007, but did not make any such awards in 2006. Stock option expense has been recognized over the six-month vesting period for the 2007 awards. In the last six months of 2007, management expects the total amount of stock-based compensation expense to be insignificant.

•	Total pensions and other employee benefits expense increased only $10,000, or 0.5%. In 2007, the Corporation received a refund from its health insurance provider based on favorable claims experience from a prior year, and health insurance expense is $172,000 lower in 2007 than 2006. Excluding health insurance, pensions and other employee benefits expense is 11.0% higher in 2007 than in 2006, including increases attributable to higher numbers of employees and other factors.

•	Occupancy expense increased $146,000, or 12.8%. In March 2006, the administration building in Wellsboro and the Old Lycoming Township branch were opened. The increase in occupancy expense associated with operating those properties for 6 months in 2007, as opposed to 4 months in 2006, was $95,000. Also, the acquisition of the Citizens Trust Company locations resulted in occupancy costs in 2007 of $63,000.

•	Furniture and equipment expense increased $78,000, or 5.9%, including $62,000 from Citizens Trust Company.

•	Other operating expense increased $58,000, or 1.4%. This category includes many different types of expenses, with significant increases and decreases in some of the individual types of expenses, as follows:
➢	Increase of $201,000 from the acquisition of Citizens Trust Company, including $90,000 for amortization of the core deposit intangible.

➢	Increase of $109,000 from professional and other fees associated with converting First State Bank to the same core computer system as is used by C&N Bank.

➢	Increase of $62,000 in Director fees.

➢	Increase in miscellaneous taxes of $54,000. Results for 2006 included a reduction in expense related to a sales tax refund.

➢	Increase in computer-related services of $51,000, including services related to a new internet banking platform, branch deposit capture software and an employee time and attendance system.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
➢	Decrease in certain expense categories for which management has some discretion over spending, including a total reduction of $231,000 in education and training, public relations and donations, office supplies and advertising.

➢	Decrease in comparative 2007 expense because results for 2006 included a $169,000 impairment write-down related to a leased building which management decided to vacate.

➢	Decrease in expenses associated with Bucktail Life Insurance Company of $50,000.

➢	Decrease in expenses associated with other real estate properties of $44,000.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Margin” section of Management’s Discussion and Analysis. The allowance for loan losses and stockholders’ equity are discussed in separate sections of Management’s Discussion and Analysis.
The Corporation’s merger with Citizens Bancorp, Inc. closed on May 1, 2007. On the purchase date, loans increased approximately $60 million, deposits increased approximately $100 million and stockholders’ equity increased approximately $14 million. Also, intangible assets increased approximately $11 million, and the net impact to the Corporation’s balance sheet was a slight reduction in tangible assets as a percentage of tangible equity (tangible assets as a percentage of tangible equity was 10.55% at June 30, 2007 and 11.27% at December 31, 2006). Total capital purchases for 2007, excluding capital assets included in the Citizens Bancorp, Inc. acquisition, are estimated at approximately $2.5-$3 million. In light of the Corporation’s strong capital position and ample sources of liquidity, management does not expect the Citizens Bancorp, Inc. acquisition and other capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2007. Management believes the overall impact on the Corporation’s earnings in 2007 and thereafter will depend on the Corporation’s ability to build market share and produce profitable results from its investments in new locations, technology and other capital assets, and how long that will take.
PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio. In evaluating collectibility, management considers a number of factors, including the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations, comparison of historical loan loss data to that of other financial institutions and economic conditions within the Corporation’s market area. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.
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
Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. A management committee called the Watch List Committee performs this assessment. Quarterly, the Watch List Committee and the applicable Lenders discuss each loan relationship under review, and reach a consensus on the appropriate SFAS 114 estimated loss amount for the quarter. The Watch List Committee’s focus is on ensuring all pertinent facts are considered, and that the SFAS 114 loss amounts are reasonable. The assessment includes review of certain loans reported on the “Watch List.” All loans, which Lenders or the Credit Administration staff has assigned a risk rating of Special Mention, Substandard, Doubtful or Loss, are included in the Watch List. The scope of loans evaluated individually for impairment (SFAS 114 evaluation) include all relationships greater than $200,000 for C&N Bank loans, and $50,000 for First State Bank, for which there is at least one extension of credit graded Substandard, Doubtful or Loss. Also, relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
The allocation of the allowance for loan losses table (Table VIII) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.” SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans. In periods prior to 2005, the portion of the allowance determined by management’s subjective assessment of economic conditions and other factors (which is now calculated using the qualitative factors criteria described above) was reflected completely in the unallocated component of the allowance. The unallocated portion of the allowance was $434,000 at June 30, 2007, up from $24,000 at December 31, 2006, mainly because of reductions in the portion of the SFAS 5 allowances related to qualitative factors. In the first quarter 2007, the Qualitative Factors Committee decided to lower some of its estimated allowance percentages, mainly in categories related to monitoring the portfolio, based on perceived improvement in identifying and evaluating problem loan relationships on a timely basis. There were only minor changes in qualitative factors in the second quarter 2007.
The allowance for loan losses totaled $8,922,000 at June 30, 2007, up from $8,201,000 at December 31, 2006. As shown in Table VII, the allowance for loan losses recorded as a result of the Citizens Trust Company acquisition was $587,000, which was based on Citizens Trust Company’s SFAS 5 allowance at the time of acquisition. Management determined there was no adjustment to the second quarter 2007 provision required as a result of including the Citizens Trust Company loans in the Corporation’s allowance calculations. Table VII also shows that net charge-offs in 2007 totaled $95,000, which is low compared to historical levels over the past several years, and much lower than net charge-offs in the first half of 2006 of $599,000. In the second quarter 2006, settlements were reached related to two large commercial loan relationships, resulting in total second quarter 2006 charge-offs related to these two relationships of $568,000. Management expects that net charge-offs may increase in the second half of 2007, depending on the timing and resolution of a few of the large,

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
impaired commercial loans discussed in the following paragraph. The provision for loan losses totaled $229,000 in 2007, as compared to $300,000 in the first half of 2006. In the second quarter 2007, the Corporation had no provision for loan losses, while in the second quarter 2006 the Corporation recorded a credit of $300,000. The credit in the second quarter 2006 resulted because the total amount of charge-offs on the large commercial loan relationships referred to above were approximately $450,000 less than the estimated valuation allowance amounts that had been previously recorded. The total amount of the provision for loan losses in each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.
Table IX presents information related to past due and impaired loans. Total impaired loans amounted to $7,001,000 at June 30, 2007, down from $7,943,000 at March 31, 2007 and $8,011,000 at December 31, 2006. Nonaccrual loans totaled $6,807,000 at June 30, 2007, down from $8,088,000 at March 31, 2007 and $8,506,000 at December 31, 2006. The reduction in impaired and nonaccrual loans at June 30, 2007 resulted mainly from the removal of loans from one commercial relationship from impaired and nonaccrual status. The SFAS 114 valuation allowance on impaired loans totaled $1,734,000 at June 30, 2007, up from $1,615,000 at March 31, 2007 and slightly higher than the total of $1,726,000 at December 31, 2006. The estimated valuation allowance for one commercial relationship was increased $125,000 in the second quarter 2007, with no other significant changes determined by the Watch List Committee. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2007. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.
TABLE VII — ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,	Years Ended December 31,
	2007	2006	2006	2005	2004	2003	2002
Balance, beginning of year	$8,201	$8,361	$8,361	$6,787	$6,097	$5,789	$5,265

Charge-offs:
Real estate loans	30	443	611	264	375	168	123
Installment loans	80	99	259	224	217	326	116
Credit cards and related plans	4	18	22	198	178	171	190
Commercial and other loans	34	171	200	298	16	303	123

Total charge-offs	148	731	1,092	984	786	968	552

Recoveries:
Real estate loans	4	—	27	14	3	75	30
Installment loans	22	35	65	61	32	52	30
Credit cards and related plans	7	17	25	30	23	17	18
Commercial and other loans	20	80	143	50	18	32	58

Total recoveries	53	132	260	155	76	176	136

Net charge-offs	95	599	832	829	710	792	416
Allowance for loan losses recorded in acquisition	587	—	—	377	—	—	—
Provision for loan losses	229	300	672	2,026	1,400	1,100	940

Balance, end of year	$8,922	$8,062	$8,201	$8,361	$6,787	$6,097	$5,789

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VIII – ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)

	As of
	June 30,	As of December 31,
	2007	2006	2005	2004	2003	2002
Commercial	$2,304	$2,372	$2,705	$1,909	$1,578	$1,315
Consumer mortgage	3,812	3,556	2,806	513	456	460
Impaired loans	1,734	1,726	2,374	1,378	1,542	1,877
Consumer	638	523	476	409	404	378
Unallocated	434	24	—	2,578	2,117	1,759

Total Allowance	$8,922	$8,201	$8,361	$6,787	$6,097	$5,789

TABLE IX – PAST DUE AND IMPAIRED LOANS
(In Thousands)

	As of	As of
	June 30,	March 31,	As of December 31,
	2007	2007	2006	2005	2004	2003	2002
Impaired loans without a valuation allowance	$1,690	$2,578	$2,674	$910	$3,552	$114	$675
Impaired loans with a valuation allowance	5,311	5,365	5,337	7,306	4,709	4,507	3,039

Total impaired loans	$7,001	$7,943	$8,011	$8,216	$8,261	$4,621	$3,714

Valuation allowance related to impaired loans	$1,734	$1,615	$1,726	$2,374	$1,378	$1,542	$1,877

Total nonaccrual loans	$6,807	$8,088	$8,506	$6,365	$7,796	$1,145	$1,252
Total loans past due 90 days or more and still accruing	$968	$844	$1,559	$1,369	$1,307	$2,546	$2,318
TABLE X – SUMMARY OF LOANS BY TYPE
(In Thousands)

	June 30,	As of December 31,
	2007	2006	2005	2004	2003	2002
Real estate — construction	$12,851	$10,365	$5,552	$4,178	$2,856	$103
Real estate — residential mortgage	434,341	387,410	361,857	347,705	330,807	292,136
Real estate — commercial mortgage	160,478	178,260	153,661	128,073	100,240	78,317
Consumer	43,651	35,992	31,559	31,702	33,977	31,532
Agricultural	3,412	2,705	2,340	2,872	2,948	3,024
Commercial	53,490	39,135	69,396	43,566	34,967	30,874
Other	1,099	1,227	1,871	1,804	1,183	2,001
Political subdivisions	46,714	32,407	27,063	19,713	17,854	13,062
Lease receivables	—	—	—	—	65	96

Total	756,036	687,501	653,299	579,613	524,897	451,145
Less: allowance for loan losses	(8,922)	(8,201)	(8,361)	(6,787)	(6,097)	(5,789)

Loans, net	$747,114	$679,300	$644,938	$572,826	$518,800	$445,356

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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
The impact to the income statement for 2007 and 2006 from IPCDs is not significant. Balance sheet amounts as of June 30, 2007 and December 31, 2006 related to IPCDs are as follows (in thousands):

	June 30,	Dec. 31,
	2007	2006
Contractual amount of IPCDs (equal to notional amount of Swap contracts)	$1,517	$2,516
Carrying value of IPCDs	1,477	2,444
Carrying value of embedded derivative liabilities	550	610
Carrying value of Swap contract (asets) liabilities	(504)	(528)
LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB — Pittsburgh, secured by mortgage loans and various investment securities. At June 30, 2007, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $236,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At June 30, 2007, the carrying value of non-pledged available-for-sale securities was $120,548,000.
Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation’s estimated, consolidated capital ratios at June 30, 2007 are as follows:

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Total capital to risk-weighted assets	16.58%
Tier 1 capital to risk-weighted assets	15.34%
Tier 1 capital to average total assets	11.36%
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
The balance in accumulated other comprehensive income related to unrealized losses on available-for-sale securities, net of deferred income tax, amounted to a negative balance of $636,000 at June 30, 2007, down from a positive balance resulting from net unrealized gains of $1,794,000 at December 31, 2006. The decrease in accumulated other comprehensive income in 2007 resulted mainly from increases in long-term interest rates, which caused declines in market values of debt securities.
Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as a liability or asset in the balance sheet. The Corporation has recognized a liability for the underfunded balance of its defined benefit pension and postretirement plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive income) for the amount of the liability, net of deferred income tax. Accumulated other comprehensive income included a negative balance of $1,168,000 at June 30, 2007 and $1,181,000 at December 31, 2006 related to SFAS 158.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. From mid-2004 through mid-2006, the Federal Reserve Board increased the Fed funds target rate 15 times from a low of 1% to its current level of 5.25%. Since mid-2004, long-term interest rates have not increased nearly as much as short-term rates, which has hurt the Corporation’s profitability by “squeezing” the net interest margin. Although management cannot predict future changes in the rate of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressure, in managing interest rate and other financial risks.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
Citizens & Northern Bank’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. Citizens & Northern Bank’s policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As Table XI shows, as of June 30, 2007 and December 31, 2006, the decline in net interest income exceeds the policy threshold marks if interest rates were to immediately rise by 200 or 300 basis points, and the decline in market value exceeds the policy threshold marks if interest rates were to rise immediately by 300 basis points. The “out of policy” positions are a reflection of the Corporation’s liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management used the simulation model to estimate the effect of the securities restructuring transaction (described in the “Earnings Overview” section of Management’s Discussion and Analysis) on net interest income and market value in rising and falling rate scenarios, and the model showed that although net interest income would be expected to increase over the next 12 months in all scenarios, the change in volatility of net interest income and market value of portfolio equity would be slight. Management has reviewed these positions with the Board of Directors at quarterly or monthly intervals throughout 2006 and as of June 30, 2007. In addition, management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to rising interest rates.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
June 30, 2007 Data
(In Thousands)

	Period Ending June 30, 2008
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$77,408	$51,692	$25,716	-25.1%	20.0%
+200	75,063	46,358	28,705	-16.3%	15.0%
+100	72,625	41,025	31,600	-7.9%	10.0%
0	70,066	35,753	34,313	0.0%	0.0%
-100	67,009	30,576	36,433	6.2%	10.0%
-200	63,329	25,804	37,525	9.4%	15.0%
-300	59,212	21,716	37,496	9.3%	20.0%

	Market Value of Portfolio Equity
	at June 30, 2007
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$66,998	-49.6%	45.0%
+200	89,337	-32.8%	35.0%
+100	111,929	-15.8%	25.0%
0	132,857	0.0%	0.0%
-100	150,337	13.2%	25.0%
-200	160,938	21.1%	35.0%
-300	168,129	26.5%	45.0%
December 31, 2006 Data
(In Thousands)

Period Ending December 31, 2007
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$69,054	$47,384	$21,670	-27.6%	20.0%
+200	67,143	42,650	24,493	-18.1%	15.0%
+100	65,185	37,917	27,268	-8.9%	10.0%
0	63,105	33,184	29,921	0.0%	0.0%
-100	60,376	28,552	31,824	6.4%	10.0%
-200	57,077	24,438	32,639	9.1%	15.0%
-300	53,469	20,935	32,534	8.7%	20.0%

	Market Value of Portfolio Equity
	at December 31, 2006
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$49,927	-58.2%	45.0%
+200	72,979	-38.9%	35.0%
+100	96,660	-19.1%	25.0%
0	119,522	0.0%	0.0%
-100	136,579	14.3%	25.0%
-200	146,645	22.7%	35.0%
-300	156,384	30.8%	45.0%

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
Equity securities held as of June 30, 2007 and December 31, 2006 are presented in Table XII.
TABLE XII — EQUITY SECURITIES
(In Thousands)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At June 30, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,485	$22,474	$(2,247)	$(4,495)
Other equity securities	2,557	2,991	(299)	(598)

Total	$22,042	$25,465	$(2,546)	$(5,093)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2006	Cost	Value	Value	Value
Banks and bank holding companies	$19,884	$26,008	$(2,601)	$(5,202)
Other equity securities	4,146	4,704	(470)	(941)

Total	$24,030	$30,712	$(3,071)	$(6,143)

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
PART II – OTHER INFORMATION
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
On August 24, 2006, the Corporation announced the extension of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $13 million, through August 31, 2007. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Company’s financial performance. As of June 30, 2007, the maximum additional value available for purchases under this program is $10,073,917.
The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the second quarter 2007:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

April 1 - 30, 2007	—	$—	—	$10,263,277
May 1 - 31, 2007	9,000	$21.04	9,000	$10,073,917
June 1 - 30, 2007	—	$—		$10,073,917
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 17, 2007. The Board of Directors fixed the close of business on February 27, 2007 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 8,292,759 shares of Common Stock.
The total number of votes cast was 5,995,205, including 360,288 voted in person by owners or representatives and 5,634,917 voted by proxy. The only issue voted on was election of one Class I Director and five Class II Directors, with the following results:

Raymond R. Mattie
Total Votes in Favor	5,725,411
Total Votes Withheld	269,786

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

R. Bruce Haner
Total Votes in Favor	5,727,470
Total Votes Withheld	267,728

Susan E. Hartley
Total Votes in Favor	5,708,542
Total Votes Withheld	286,655

Leo L. Lambert
Total Votes in Favor	5,683,222
Total Votes Withheld	311,976

Edward L. Learn
Total Votes in Favor	5,724,501
Total Votes Withheld	270,696

Leonard Simpson
Total Votes in Favor	5,726,684
Total Votes Withheld	268,514
There were 353,078 shares non-voted by brokers related to the election of the Class I and Class II Directors noted above.
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

CITIZENS & NORTHERN CORPORATION

August 8, 2007	By:	/s/ Craig G. Litchfield Chairman, President and Chief Executive Officer

August 8, 2007	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer