Form 10-Q
period 2007-09-30
CITIZENS & NORTHERN CORP
filed 2007-11-06
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-16084
CITIZENS & NORTHERN CORPORATION
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-2451943 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No   ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	8,890,134 Shares Outstanding on October 31, 2007

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Index
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — September 30, 2007 and December 31, 2006	Page 3

Consolidated Statement of Income — Three Months and Nine Months Ended September 30, 2007 and 2006	Page 4

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2007 and 2006	Pages 5 through 6

Notes to Consolidated Financial Statements	Pages 7 through 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 14 through 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 31 through 33

Item 4. Controls and Procedures	Page 33

Part II. Other Information	Pages 34 through 35

Signatures	Page 36

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer	Page 37

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer	Page 38

Exhibit 32. Section 1350 Certifications	Page 39
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(In Thousands Except Share Data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)

ASSETS
Cash and due from banks:
Noninterest-bearing	$20,759	$18,676
Interest-bearing	1,094	8,483

Total cash and cash equivalents	21,853	27,159
Trading securities	2,515	—
Available-for-sale securities	344,310	356,665
Held-to-maturity securities	410	414
Loans, net	737,408	679,300
Bank-owned life insurance	21,336	16,388
Accrued interest receivable	5,513	5,046
Bank premises and equipment, net	28,259	23,129
Foreclosed assets held for sale	386	264
Intangible asset — Core deposit intangible	1,534	336
Intangible asset — Goodwill	12,072	2,809
Other assets	19,435	15,858

TOTAL ASSETS	$1,195,031	$1,127,368

LIABILITIES
Deposits:
Noninterest-bearing	$122,816	$105,675
Interest-bearing	704,573	654,674

Total deposits	827,389	760,349
Dividends payable	2,134	1,969
Short-term borrowings	47,879	49,258
Long-term borrowings	169,417	179,182
Accrued interest and other liabilities	7,829	6,722

TOTAL LIABILITIES	1,054,648	997,480

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2007 and 2006; issued 9,193,192 in 2007 and 8,472,382 in 2006	9,193	8,472
Stock dividend distributable	—	1,806
Paid-in capital	42,495	27,077
Retained earnings	97,059	96,077

Total	148,747	133,432
Accumulated other comprehensive income	(3,291)	613
Unamortized stock compensation	(81)	(11)
Treasury stock, at cost:
303,058 shares at September 30, 2007	(4,992)
262,598 shares at December 31, 2006		(4,146)

TOTAL STOCKHOLDERS’ EQUITY	140,383	129,888

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,195,031	$1,127,368

The accompanying notes are an integral part of these consolidated financial statements.
Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except Per Share Data) (Unaudited)

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$12,929	$11,046	$36,889	$31,907
Interest on loans to political subdivisions	369	23	1,072	967
Interest on balances with depository institutions	16	321	74	58
Interest on federal funds sold	50	146	200	242
Interest on trading securities	27	—	46	—
Income from available-for-sale and held-to-maturity securities:
Taxable	3,777	3,588	10,945	10,865
Tax-exempt	677	792	2,076	3,174
Dividends	213	236	691	786

Total interest and dividend income	18,058	16,152	51,993	47,999

INTEREST EXPENSE
Interest on deposits	6,437	5,688	18,780	15,995
Interest on short-term borrowings	432	562	1,397	1,611
Interest on long-term borrowings	1,682	1,583	5,053	5,071

Total interest expense	8,551	7,833	25,230	22,677

Interest margin	9,507	8,319	26,763	25,322
Provision for loan losses	—	191	229	491

Interest margin after provision for loan losses	9,507	8,128	26,534	24,831

OTHER INCOME
Trust and financial management revenue	885	726	2,506	1,784
Service charges on deposit accounts	709	560	1,824	1,523
Service charges and fees	177	130	501	304
Insurance commissions, fees and premiums	108	111	368	371
Increase in cash surrender value of life insurance	196	163	515	463
Other operating income	802	509	1,895	1,480

Total other income before net (losses) gains on available-for-sale securities	2,877	2,199	7,609	5,925
Net (losses) gains on available-for-sale securities	(68)	1,602	(79)	4,250

Total other income	2,809	3,801	7,530	10,175

OTHER EXPENSES
Salaries and wages	3,741	3,425	10,769	10,111
Pensions and other employee benefits	1,032	1,003	3,190	3,151
Occupancy expense, net	668	540	1,954	1,680
Furniture and equipment expense	708	643	2,104	1,961
Pennsylvania shares tax	236	244	707	732
Other operating expense	2,306	1,785	6,403	5,824

Total other expenses	8,691	7,640	25,127	23,459

Income before income tax provision	3,625	4,289	8,937	11,547
Income tax provision	777	1,016	1,695	2,255

NET INCOME	$2,848	$3,273	$7,242	$9,292

PER SHARE DATA:
Net income — basic	$0.32	$0.39	$0.84	$1.11
Net income — diluted	$0.32	$0.39	$0.84	$1.11

Dividend per share	$0.24	$0.24	$0.72	$0.72

Number of shares used in computation — basic	8,897,844	8,322,436	8,656,921	8,355,173
Number of shares used in computation — diluted	8,905,827	8,344,340	8,669,444	8,382,610
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows
(In Thousands) (Unaudited)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,242	$9,292
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	229	491
Realized losses (gains) on available for sale securities, net	79	(4,250)
Gain on sale of foreclosed assets, net	(76)	(26)
Loss (gain) on disposition of premises and equipment	145	(35)
Depreciation expense	2,125	1,942
Loss from writedown of impaired premises and equipment	—	169
Accretion and amortization of securities, net	274	365
Other accretion and amortization, net	(158)	—
Increase in cash surrender value of life insurance	(515)	(463)
Stock-based compensation	231	31
Amortization of core deposit intangibles	289	96
Net increase in trading securities	(2,515)	—
Increase in accrued interest receivable and other assets	(1,099)	(2,302)
Increase in accrued interest payable and other liabilities	482	1,165

Net Cash Provided by Operating Activities	6,733	6,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition of Citizens Bancorp, Inc., net	29,941	—
Proceeds from maturity of held-to-maturity securities	4	4
Proceeds from sales of available-for-sale securities	91,088	93,402
Proceeds from calls and maturities of available-for-sale securities	27,235	26,200
Purchase of available-for-sale securities	(85,847)	(62,052)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4,655)	(1,597)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,977	3,289
Net decrease (increase) in loans	1,483	(24,551)
Return of principal on limited partnership investment	238	—
Purchase of premises and equipment	(2,157)	(3,220)
Proceeds from sale of premises and equipment	—	222
Proceeds from sale of foreclosed assets	478	603

Net Cash Provided by Investing Activities	62,785	32,300

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(32,615)	(693)
Net (decrease) increase in short-term borrowings	(2,805)	28,745
Proceeds from long-term borrowings	42,500	—
Repayments of long-term borrowings	(74,927)	(63,735)
Purchase of treasury stock	(950)	(2,274)
Sale of treasury stock	88	76
Tax benefit from compensation plans	—	7
Dividends paid	(6,115)	(5,974)

Net Cash Used in Financing Activities	(74,824)	(43,848)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,306)	(5,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,159	26,446

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,853	$21,373

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows
(In Thousands) (Unaudited) (Continued)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$417	$650
Interest paid	$25,278	$22,778
Income taxes paid	$1,977	$1,750

ACQUISITION OF CITIZENS BANCORP, INC.:

Cash and cash equivalents received	$44,264	$—
Cash paid for acquisition	(14,323)	—

Net cash received on acquisition	$29,941	$—

NONCASH ASSETS RECEIVED, LIABILITIES ASSUMED AND EQUITY ISSUED FROM ACQUISITION OF CITIZENS BANCORP, INC.:
Assets received:
Available for sale securities	$26,426	$—
Loans	60,151	—
Bank-owned life insurance	4,433	—
Premises and equipment	5,243	—
Foreclosed assets	107	—
Intangible asset — core deposit intangible	1,487	—
Intangible asset — goodwill	9,263	—
Other assets	1,567	—

Total noncash assets received	$108,677	$—

Liabilities assumed and equity issued:
Deposits	$99,636	$—
Short-term borrowings	1,426	—
Long-term borrowings	22,753	—
Other liabilities	735	—
Equity issued, net	14,068	—

Total noncash liabilities assumed and equity issued	$138,618	$—

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
Results reported for the three-month and nine-month periods ended September 30, 2007 might not be indicative of the results for the year ending December 31, 2007.
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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2007
Earnings per share — basic	$7,242,000	8,656,921	$0.84
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		109,329
Hypothetical share repurchase at $20.50		(96,806)

Earnings per share — diluted	$7,242,000	8,669,444	$0.84

Nine Months Ended September 30, 2006
Earnings per share — basic	$9,292,000	8,355,173	$1.11
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		139,968
Hypothetical share repurchase at $23.80		(112,531)

Earnings per share — diluted	$9,292,000	8,382,610	$1.11

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
2. PER SHARE DATA, Continued

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended September 30, 2007
Earnings per share — basic	$2,848,000	8,897,844	$0.32
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		108,115
Hypothetical share repurchase at $18.93		(100,132)

Earnings per share — diluted	$2,848,000	8,905,827	$0.32

Quarter Ended September 30, 2006
Earnings per share — basic	$3,273,000	8,322,436	$0.39
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		120,591
Hypothetical share repurchase at $22.53		(98,687)

Earnings per share — diluted	$3,273,000	8,344,340	$0.39

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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The components of comprehensive income, and the related tax effects, are as follows:

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(In Thousands)	2007	2006	2007	2006

Net income	$2,848	$3,273	$7,242	$9,292

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(2,333)	3,709	(6,026)	(898)
Reclassification adjustment for losses (gains) realized in income	68	(1,602)	79	(4,250)

Other comprehensive (loss) income before income tax	(2,265)	2,107	(5,947)	(5,148)
Income tax related to unrealized loss (gain) on securities	770	(718)	2,022	1,750

Other comprehensive (loss) gain on securities	(1,495)	1,389	(3,925)	(3,398)

Unfunded pension and postretirement obligations:
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	11	—	33	—
Income tax related to other comprehensive gain	(3)	—	(12)	—

Other comprehensive gain on unfunded retirement obligations	8	—	21	—

Total comprehensive income	$1,361	$4,662	$3,338	$5,894

4. SECURITIES
The Corporation’s trading assets at September 30, 2007 were municipal bonds with an estimated fair value of $2,515,000. The consolidated income statement includes net losses from trading assets in the nine months ended September 30, 2007 of $24,000. This includes realized gains on the sale of trading securities of $52,000 and a net unrealized holding loss of $76,000. In the third quarter 2007, net gains from trading assets of $47,000 included realized gains on the sale of trading securities of $46,000, and a net unrealized holding gain of $1,000. There was no trading activity in 2006.
Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2007 are summarized as follows:

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$44,396	$207	$(144)	$44,459
Obligations of states and political subdivisions	62,198	217	(2,363)	60,052
Mortgage-backed securities	77,216	222	(858)	76,580
Collateralized mortgage obligations	49,357	8	(988)	48,377
Other securities	92,042	800	(2,619)	90,223

Total debt securities	325,209	1,454	(6,972)	319,691
Marketable equity securities	22,330	3,494	(1,205)	24,619

Total	$347,539	$4,948	$(8,177)	$344,310

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

	September 30, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$308	$9	$—	$317
Obligations of other U.S. Government agencies	99	5	—	104
Mortgage-backed securities	3	—	—	3

Total	$410	$14	$—	$424

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

September 30, 2007	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$1,497	$(3)	$24,859	$(141)	$26,356	$(144)
Obligations of states and political subdivisions	30,162	(1,875)	14,221	(488)	44,383	(2,363)
Mortgage-backed securities	14,218	(84)	37,700	(774)	51,918	(858)
Collateralized mortgage obligations	14,039	(40)	28,825	(948)	42,864	(988)
Other securities	27,520	(1,942)	28,799	(677)	56,319	(2,619)

Total debt securities	87,436	(3,944)	134,404	(3,028)	221,840	(6,972)
Marketable equity securities	7,971	(790)	1,899	(415)	9,870	(1,205)

Total temporarily impaired available-for-sale Securities	$95,407	$(4,734)	$136,303	$(3,443)	$231,710	$(8,177)

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
The unrealized losses on debt securities as of September 30, 2007 are primarily the result of volatility in interest rates. Based on the Corporation’s ability and intent to hold the securities for the foreseeable future, and management’s assessment of the credit worthiness of the issuers, management believes the Corporation’s debt securities at September 30, 2007 were not other-than-temporarily impaired.
Unrealized losses on marketable equity securities are mainly from investments in common stocks of banking corporations. Management believes that recent declines in market prices of many bank stocks have been caused by media reports regarding sub-prime mortgage losses and similar events that have mainly affected mortgage banking operations and very large financial institutions. Accordingly, as of September 30, 2007, management believes the impairment of the Corporation’s marketable equity securities to be temporary.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
5. DEFINED BENEFIT PLANS
The Corporation has a noncontributory defined benefit pension plan for employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years.
On October 18, 2007, the Corporation’s Board of Directors adopted amendments to the defined benefit pension plan to freeze and terminate the Plan, effective December 31, 2007. The Corporation expects that it would fund and settle its obligations under the Plan sometime in 2008. In connection with freezing and terminating the Plan, the Corporation has also amended the Plan to make lump sum distributions available to all active participants and vested former employees. The Corporation expects to record a gain or loss on curtailment of the Plan in the fourth quarter 2007, and a settlement gain or loss in 2008. The amount of curtailment gain or loss in 2007 and settlement gain or loss in 2008 has not yet been determined.
In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at September 30, 2007 and December 31, 2006, and will not affect the Corporation’s future expenses.
The Corporation uses a December 31 measurement date for its plans.
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(In Thousands)	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$512	$457	$55	$48
Interest cost	525	472	52	46
Expected return on plan assets	(689)	(623)	—	—
Amortization of transition (asset) obligation	(17)	(17)	27	27
Amortization of prior service cost	6	6	—	—
Recognized net actuarial loss	34	53	2	2

Net periodic benefit cost	$371	$348	$136	$123

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$170	$152	$18	$16
Interest cost	175	157	17	15
Expected return on plan assets	(230)	(207)	—	—
Amortization of transition (asset) obligation	(5)	(5)	9	9
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss	11	18	1	1

Net periodic benefit cost	$123	$117	$45	$41

Due to freezing the defined benefit pension plan, management expects there will be no minimum required employer contribution to the defined benefit pension plan for 2007. Through the third quarter of 2007, the Corporation has funded postretirement contributions totaling $44,000, with estimated annual postretirement contributions, net of anticipated reimbursements from the Medicare (Part D) program, of $33,000 expected in 2007 for the full year.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
As a result of the acquisition of Citizens Bancorp, Inc. (see Note 8), the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002. The Corporation used a September 30 measurement date for this plan in 2007, and will change to a December 31 measurement date in 2008. The Corporation’s net periodic pension benefit recognized in the nine months ended September 30, 2007 was $1,000.
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
SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The fair value of each option granted in 2007 was estimated to be $4.46 per share as of the grant date. In calculating the fair value, the Corporation utilized the Black-Scholes option-pricing model with the following assumptions:
•	Volatility — 23%

•	Expected option lives — 8 years

•	Risk-free interest rate — 4.69%

•	Dividend yield — 3.61%
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
Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(Current)	(Prior Year)	(Current)	(Prior Year)
Stock options	$—	$—	$156	$—
Restricted stock	25	9	75	29

Total	$25	$9	$231	$29

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
The aggregate acquisition price was $28,391,000, which included cash of $14,323,000 and 636,967 shares of the Corporation’s common stock valued at $14,068,000. The value of the stock issued was determined based on the average market price of the shares over the seven days before and after the date the terms of the acquisition agreement were negotiated and publicly announced, adjusted for the values of Citizens shares held prior to the merger announcement and Corporation shares that were held by Citizens.
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

(In Thousands)	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(Current)	(Prior Year)	(Current)	(Prior Year)
Net interest income	$9,507	$9,337	$28,124	$28,280

Net income	$2,848	$3,632	$6,790	$10,238

Net income per share — basic	$0.32	$0.41	$0.76	$1.14

Net income per share — diluted	$0.32	$0.40	$0.76	$1.14

Citizens recorded material, nonrecurring expenses and losses which reduced pro forma net income (included in the table immediately above) by $698,000 for the nine months ended September 30, 2007. These nonrecurring items included merger-related professional expense and realized losses from sales of securities. Excluding the effect of these nonrecurring items, pro forma income statement amounts (assuming the acquisition was made on January 1, 2006) are as follows:

(In Thousands)	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2007	2006	2007	2006
	(Current)	(Prior Year)	(Current)	(Prior Year)
Net income	$2,848	$3,632	$7,488	$10,238

Net income per share — basic	$0.32	$0.41	$0.84	$1.14

Net income per share — diluted	$0.32	$0.40	$0.84	$1.14

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
REFERENCES TO 2007 AND 2006
Unless otherwise noted, all references to “2007” in the following discussion of operating results are intended to mean the nine months ended September 30, 2007, and similarly, references to “2006” relate to the nine months ended September 30, 2006.
EARNINGS OVERVIEW
Net Income was $7,242,000 in the first nine months of 2007, down 22.1% from the first nine months of 2006. Net Income Per Share was $0.84 (basic and diluted) in the first nine months of 2007, down 24.3% from Net Income Per Share of $1.11 (basic and diluted) in the first nine months of 2006. Return on average assets was 0.83% in the first nine months of 2007 and 1.09% in the first nine months of 2006. Return on average equity was 7.02% in the nine months ended September 30, 2007 and 9.45% in the nine months ended September 30, 2006. Cash dividends declared were $0.72 per share in both 2007 and 2006.
Earnings for the first nine months of 2007 were impacted by a loss (net of tax) on mortgage-backed securities of $1,352,000. These securities were classified as other-than-temporarily impaired in the second quarter 2007, and written down through earnings by $1,175,000, net of tax. The securities were sold in July 2007, with a further loss of $177,000 (net of tax) realized in the third quarter. The impact per share of the loss from these securities, excluding the positive effect of investing the sale proceeds at higher yields, was $0.16 (basic and diluted) for the first nine months of 2007.
On May 1, 2007, the acquisition of Citizens Bancorp, Inc. became effective. Citizens Bancorp, Inc. was the parent company of Citizens Trust Company, with offices in Coudersport, Port Allegany and Emporium, PA. The Citizens Trust Company operations, which are now part of Citizens & Northern Bank, contributed significantly to growth in total assets, including loans, as well as the growth in deposits and trust assets under management, and increases in revenues and expenses in 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Significant income statement changes between 2007 and 2006 were as follows:
•	Net interest margin increased $1,441,000, or 5.7%, in 2007 as compared to 2006. Most of the increase in the net interest margin between years occurred in the third quarter, since the net interest margin for the third quarter 2007 was $1,188,000 higher than for the third quarter 2006. Factors contributing to recent improvements in the net interest margin include: (1) the acquisition of Citizens Trust Company, which resulted in increased interest and fees on loans, and provided funding to help pay off borrowings, (2) a change in the shape of the yield curve, which has become slightly positive after remaining flat or inverted throughout 2006 and the first half of 2007, allowing the Corporation a few opportunities to earn a positive spread from borrowing and investing activities, and (3) the increase in yield on the investment portfolio resulting from the restructuring described above.
•	Noninterest revenue increased $1,684,000 (28.4%) in 2007 over 2006. Trust and Financial Management revenue increased $722,000 (40.5%). Other significant increases in noninterest revenue included: service charges on deposits, which increased $301,000, increases of $197,000 for service charges and fees, including letter of credit and ATM-related fees, as well as increases of $415,000 in other operating income, which includes debit card fees, credit card (as a third party agent), a gain from sale of a restricted stock, and certain training grant revenues.

•	Net realized losses (pre-tax) from sales of securities amounted to $79,000 in 2007, as compared to pre-tax securities gains of $4,250,000 in 2006. Excluding the $2,048,000 pre-tax loss on impaired securities described above, securities gains for 2007, totaled $1,969,000, down $2,281,000 from 2006. Most of the gains realized in both periods were from sales of bank stocks.

•	Noninterest expense increased $1,668,000 (7.1%) in 2007 as compared to 2006. The increase in expenses reflects the addition of Citizens Trust Company. Also, professional fees of $221,000 have been incurred in 2007 related to the computer core system conversions of the First State Bank (New York) and Citizens Trust Company operations.

•	The income tax provision decreased $560,000, to $1,695,000 in 2007 from $2,255,000 in 2006, as a result of lower pre-tax earnings.
Third Quarter 2007
Net Income in the third quarter 2007 was $2,848,000, down $425,000 (13.0%) from the third quarter 2006, and $912,000 (47.1%) higher than second quarter 2007. Net Income Per Share (basic and diluted) was $0.32 in the third quarter 2007, as compared to $0.39 (basic and diluted) in the third quarter 2006, and $0.22 (basic and diluted) in the second quarter 2007. Net realized losses (pre-tax) from sales of securities amounted to $68,000 in the third quarter 2007, as compared to pre-tax securities gains of $1,602,000 in the third quarter 2006. Third quarter 2007 earnings were positively affected by improvements in the net interest margin and increases in noninterest revenue, as referred to in the discussion of year-to-date results above. In addition to securities losses, third quarter earnings were negatively affected by one time costs totaling $427,000, including professional fees associated with computer core system conversions and a loss on the disposition of telephone equipment.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE I — QUARTERLY FINANCIAL DATA
(In Thousands)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2006	2006	2006	2006
Interest income	$18,058	$17,692	$16,243	$16,463	$16,152	$15,984	$15,863
Interest expense	8,551	8,679	8,000	8,097	7,833	7,566	7,278

Interest margin	9,507	9,013	8,243	8,366	8,319	8,418	8,585
Provision for loan losses	—	—	229	181	191	(300)	600

Interest margin after provision for loan losses	9,507	9,013	8,014	8,185	8,128	8,718	7,985
Other income	2,877	2,644	2,088	2,045	2,199	1,937	1,789
Net (losses) gains on available-for-sale securities	(68)	(1,172)	1,161	796	1,602	1,333	1,315
Gain from sale of credit card loans	—	—	—	340	—	—	—
Other expenses	8,691	8,189	8,247	8,155	7,640	7,976	7,843

Income before income tax provision	3,625	2,296	3,016	3,211	4,289	4,012	3,246
Income tax provision	777	360	558	517	1,016	813	426

Net income	$2,848	$1,936	$2,458	$2,694	$3,273	$3,199	$2,820

Net income per share — basic	$0.32	$0.22	$0.30	$0.32	$0.39	$0.38	$0.34

Net income per share — diluted	$0.32	$0.22	$0.30	$0.32	$0.39	$0.38	$0.33

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.
Prospects for the Fourth Quarter 2007
Management has begun several initiatives designed to increase revenues and reduce expenses over the remainder of 2007 and in 2008. Management expects some of the initiatives to immediately increase revenues or decrease expenses, while other changes may result in an up front cost or expense, followed by future improvements. As part of these initiatives, full-time equivalent staffing is being reduced approximately 10% during the last half of 2007. Looking beyond the end of 2007, management expects that expansion of the Corporation’s footprint — including in 2005 through 2007 the construction or acquisition of banking facilities in Lycoming County, PA, New York State (First State Bank) and most recently, the Citizens Trust Company locations — will produce opportunities to increase profitability by increasing loans, deposits and Trust and Financial Management volume.
As referred to in Note 5 to the financial statements, in October 2007 the Corporation’s Board of Directors adopted amendments to the defined benefit pension plan to freeze and terminate the Plan, effective December 31, 2007. The purpose of freezing and terminating the Plan is to control and reduce future employee benefit expenses. Management expects to present an amendment to the Corporation’s Employee Savings & Retirement Plan (a 401(k) plan), for Board approval, which would increase employer matching contributions under that plan in 2008. Based on the current number and composition of employees and 401(k) plan participation, the increase in expense in 2008 associated with the 401(k) Plan will be approximately $150,000, which is less than the ongoing expense ($495,000 for the year ending December 31, 2007) that would be expected from maintaining the defined benefit pension plan. The Corporation expects to record a gain or loss on curtailment of the Plan in the fourth quarter 2007, and a settlement gain or loss in 2008. The amount of curtailment gain or loss in 2007 and settlement gain or loss in 2008 has not yet been determined.
A major variable that affects the Corporation’s earnings is securities gains and losses, particularly from bank stocks and other equity securities. Management’s decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. It is difficult to predict, with much precision, the amount of net securities gains and losses that will be realized in the fourth quarter 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
The fully taxable equivalent net interest margin was $28,193,000 in 2007, $995,000 (3.7%) higher than in 2006. As shown in Table IV, net increases in volume had the effect of increasing net interest income $1,152,000 in 2007 over 2006 while interest rate changes had the effect of decreasing net interest income $157,000. Increases in volume of earning assets and interest-bearing liabilities were significantly affected by the acquisition of Citizens Trust Company on May 1, 2007. The most significant components of the volume changes in 2007 were an increase of $3,475,000 attributable to loan growth and a decrease in interest expense on short-term and long-term borrowings of $991,000, partially offset by lower interest income of $2,031,000 from available-for-sale securities and an increase in interest expense of $880,000 on certificates of deposit. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 2.89% in the first nine months of 2007, as compared to 2.90% for the year ended December 31, 2006 and 2.93% in the first nine months of 2006.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $53,423,000 in 2007, an increase of 7.1% over 2006. Interest and fees from loans increased $5,131,000, or 15.4%, while income from available-for-sale securities decreased $1,623,000, or 10.0%. As indicated in Table III, total average available-for-sale securities in 2007 fell to $347,617,000, a decrease of $44,125,000 or 11.3% from 2006. Throughout the calendar year 2006 and the first nine months of 2007, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. Within the available-for-sale securities portfolio, the average balance of municipal bonds shrunk by $32,566,000 in 2007 as compared to 2006. Management decided in mid-2006 to reduce the Corporation’s investment in municipal bonds in order to reduce the alternative minimum tax liability. The average rate of return on available-for-sale securities was 5.62% for 2007, in line with the 5.55% return for the year ended December 31, 2006 and 5.55% in the first nine months of 2006.
The average balance of gross loans increased 10.1% to $723,794,000 in 2007 from $657,447,000 in the first nine months of 2006. Excluding Citizens Trust Company, average loans increased 1.0% despite the payoff of $22,475,000 associated with one significant commercial relationship. The Corporation has experienced an increase in average balances of both residential mortgage and commercial loans in 2007. The average rate of return on loans was 7.10% in 2007, up from 6.81% for the year ended December 31, 2006 and 6.77% in the first nine months of 2006.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense rose $2,553,000, or 11.3%, to $25,230,000 in 2007 from $22,677,000 in 2006. Table III shows that the overall cost of funds on interest-bearing liabilities rose to 3.72% in 2007, from 3.44% for the year ended December 31, 2006 and 3.38% in the first nine months of 2006.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 7.5%, to $809,001,000 in 2007 from $752,575,000 in the first nine months of 2006. In July 2007, the Citizens Trust Company operations were converted to the same operational platform as Citizens & Northern Bank, and $13,343,000 of money market deposits was transferred to another financial institution. Management utilizes a third-party provider for Trust & Financial Management money market allocations primarily for interest rate risk management reasons. Excluding acquired Citizens Trust Company deposit accounts, net of the transfers above, total average deposits increased 0.7%. The average rate incurred on certificates of deposit has increased significantly in 2007 over the first half of 2006, to 4.46% from 3.87%. Also, the average rate on Individual Retirement Accounts increased significantly, to 4.54% in 2007 from 4.18% in the first nine months of 2006.
The combined average total short-term and long-term borrowed funds decreased $34,534,000 to $211,535,000 in 2007 from $246,069,000 in the first nine months of 2006. With the yield curve being flat or inverted throughout 2006 and the first half of 2007, opportunities have been limited for earning a positive spread by purchasing or holding investment securities as compared to interest costs associated with maintaining borrowed funds. Accordingly, the Corporation paid off many borrowings as they matured. The average rate on long-term borrowings was 4.11% in 2007, up from 3.53% in the first nine months of 2006.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Nine Months Ended
	September 30,		Increase/
(In Thousands)	2007	2006	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$11,618	$11,633	$(15)
Tax-exempt	3,006	4,614	(1,608)

Total available-for-sale securities	14,624	16,247	(1,623)

Held-to-maturity securities, Taxable	18	18	—
Trading securities	66	—	66
Interest-bearing due from banks	74	58	16
Federal funds sold	200	242	(42)
Loans:
Taxable	36,889	31,907	4,982
Tax-exempt	1,552	1,403	149

Total loans	38,441	33,310	5,131

Total Interest Income	53,423	49,875	3,548

INTEREST EXPENSE
Interest checking	1,485	1,378	107
Money market	4,535	4,340	195
Savings	256	257	(1)
Certificates of deposit	8,085	6,187	1,898
Individual Retirement Accounts	4,413	3,827	586
Other time deposits	6	6	—
Short-term borrowings	1,397	1,611	(214)
Long-term borrowings	5,053	5,071	(18)

Total Interest Expense	25,230	22,677	2,553

Net Interest Income	$28,193	$27,198	$995

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table IIl — Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	9 Months		Year		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2007	Return/	12/31/2006	Return/	9/30/2006	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$285,215	5.45%	$295,138	5.25%	$296,774	5.24%
Tax-exempt	62,402	6.44%	89,981	6.51%	94,968	6.50%

Total available-for-sale securities	347,617	5.62%	385,119	5.55%	391,742	5.55%

Held-to-maturity securities, Taxable	412	5.84%	418	5.74%	419	5.74%
Trading securities	1,541	5.73%	—	0.00%	—	0.00%
Interest-bearing due from banks	2,058	4.81%	2,272	4.01%	2,066	3.75%
Federal funds sold	5,091	5.25%	4,580	5.48%	5,763	5.61%
Loans:
Taxable	691,194	7.14%	631,969	6.84%	627,102	6.80%
Tax-exempt	32,600	6.37%	30,745	6.19%	30,345	6.18%

Total loans	723,794	7.10%	662,714	6.81%	657,447	6.77%

Total Earning Assets	1,080,513	6.61%	1,055,103	6.34%	1,057,437	6.31%
Cash	19,488		19,027		19,309
Unrealized gain/loss on securities	553		3,151		3,385
Allowance for loan losses	(8,662)		(8,495)		(8,589)
Bank premises and equipment	26,337		23,491		23,517
Intangible Asset — Core Deposit Intangible	1,239		389		402
Intangible Asset — Goodwill	7,810		2,912		2,919
Other assets	40,462		39,111		39,165

Total Assets	$1,167,740		$1,134,689		$1,137,545

INTEREST-BEARING LIABILITIES
Interest checking	$75,576	2.63%	$68,369	2.61%	$70,275	2.62%
Money market	183,798	3.30%	179,288	3.24%	180,001	3.22%
Savings	62,702	0.55%	62,030	0.54%	63,072	0.54%
Certificates of deposit	242,189	4.46%	215,460	3.96%	213,792	3.87%
Individual Retirement Accounts	130,099	4.54%	122,459	4.28%	122,491	4.18%
Other time deposits	1,467	0.55%	1,116	0.63%	1,256	0.64%
Short-term borrowings	47,266	3.95%	56,606	4.09%	54,275	3.97%
Long-term borrowings	164,269	4.11%	188,077	3.59%	191,794	3.53%

Total Interest-bearing Liabilities	907,366	3.72%	893,405	3.44%	896,956	3.38%
Demand deposits	113,170		102,260		101,688
Other liabilities	9,697		7,942		7,806

Total Liabilities	1,030,233		1,003,607		1,006,450

Stockholders’ equity, excluding other comprehensive income/loss	138,299		129,004		128,856
Other comprehensive income/loss	(792)		2,078		2,239

Total Stockholders’ Equity	137,507		131,082		131,095

Total Liabilities and Stockholders’ Equity	$1,167,740		$1,134,689		$1,137,545

Interest Rate Spread		2.89%		2.90%		2.93%
Net Interest Income/Earning Assets		3.49%		3.42%		3.44%

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE IV — ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)

	YTD Ended 9/30/07 vs. 9/30/06
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(462)	$447	$(15)
Tax-exempt	(1,569)	(39)	(1,608)

Total available-for-sale securities	(2,031)	408	(1,623)

Held-to-maturity securities, Taxable	—	—	—
Trading securities	66	—	66
Interest-bearing due from banks	—	16	16
Federal funds sold	(27)	(15)	(42)
Loans:
Taxable	3,369	1,613	4,982
Tax-exempt	106	43	149

Total loans	3,475	1,656	5,131

Total Interest Income	1,483	2,065	3,548

INTEREST-BEARING LIABILITIES
Interest checking	104	3	107
Money market	93	102	195
Savings	(2)	1	(1)
Certificates of deposit	880	1,018	1,898
Individual Retirement Accounts	246	340	586
Other time deposits	1	(1)	—
Short-term borrowings	(207)	(7)	(214)
Long-term borrowings	(784)	766	(18)

Total Interest Expense	331	2,222	2,553

Net Interest Income	$1,152	$(157)	$995

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE V — COMPARISON OF NONINTEREST INCOME
(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2007	2006
Trust and financial management revenue	$2,506	$1,784
Service charges on deposit accounts	1,824	1,523
Service charges and fees	501	304
Insurance commissions, fees and premiums	368	371
Increase in cash surrender value of life insurance	515	463
Other operating income	1,895	1,480

Total other operating income, before realized (losses) gains on securities, net	7,609	5,925
Realized (losses) gains on available-for-sale securities, net	(79)	4,250

Total Other Income	$7,530	$10,175

Securities gains and losses are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Excluding securities gains and losses, total noninterest income increased $1,684,000 or 28.4%, in 2007 compared to 2006. Items of significance are as follows:
•	Trust and financial management revenue increased $722,000 (40.5%), including an increase of 24.5% excluding Citizens Trust Company, and a contribution to revenue from Citizens Trust Company of $285,000. Trust and financial management revenues are heavily affected by the amount of assets under management. Assets under management have increased 38.1% over the last 12 months, to $682,428,000 at September 30, 2007. The increase in assets under management includes the impact of the addition of Citizens Trust Company, as well as significant appreciation in equity markets. Excluding Citizens Trust Company, assets under management increased 17.2% at September 30, 2007 compared to the same date in the previous year.

•	Service charges on deposit accounts increased $301,000, or 19.7%, in 2007 as compared to 2006, including $257,000 from Citizens Trust Company.

•	Service charges and fees increased $197,000 in 2007 over 2006. Among the types of fees included in this category are letter of credit fees, which increased $106,000 in 2007 because of a few large, commercial transactions, and ATM-related fees, which increased $88,000 in 2007 over 2006.

•	Other operating income increased $415,000, or 28.0%, in 2007 over 2006. Included in this category was an increase of $60,000 in fees from credit card agent bank activities. In the first five months of 2006, the Corporation was in the final stages of processing transactions for the credit card portfolio that was sold in the fourth quarter 2005. Accordingly, costs associated with processing and exiting that activity, net of interchange and other fees, were charged against a liability that had been established in 2005 for the estimated remaining servicing cost. Since the Corporation no longer services credit card transactions, fees received in 2007 have been included in other operating income. Also included in this category were increases in interchange fees related to debit card transactions of $92,000, increases in broker-dealer revenues of $86,000, the gain on sale of a restricted equity security of $80,000, as well as net losses on trading securities of $24,000.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VI — COMPARISON OF NONINTEREST EXPENSE
(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,
	2007	2006

Salaries and wages	$10,769	$10,111
Pensions and other employee benefits	3,190	3,151
Occupancy expense, net	1,954	1,680
Furniture and equipment expense	2,104	1,961
Pennsylvania shares tax	707	732
Other operating expense	6,403	5,824

Total Other Expense	$25,127	$23,459

Total noninterest expense increased $1,668,000, or 7.1%, in 2007 over 2006. Significant items include:
•	Salaries and wages increased $658,000, or 6.5%. Approximately $524,000 of the increase is attributable to the addition of Citizens Trust Company. Also, this category includes an increase in stock-based compensation totaling $164,000. As described in more detail in Note 6 to the consolidated financial statements, the Corporation made awards of stock options and restricted stock in 2007, but did not make any such awards in 2006. Stock option expense has been recognized over the six-month vesting period for the 2007 awards.

•	Total pensions and other employee benefits expense increased only $39,000, or 1.2%. In 2007, the Corporation received a refund from its health insurance provider based on favorable claims experience from a prior year, and health insurance expense is $225,000 lower in 2007 than 2006. Excluding health insurance, the cost of pensions and other employee benefits is 10.4% higher in 2007 than in 2006, including increases attributable to higher numbers of employees and other factors.

•	Occupancy expense increased $274,000, or 16.3%. In March 2006, the administration building in Wellsboro and the Old Lycoming Township branch were opened. The increase in occupancy expense associated with operating those properties for 9 months in 2007, as opposed to 7 months in 2006, was $146,000. Also, the acquisition of the Citizens Trust Company locations resulted in additional occupancy costs in 2007 of $158,000.

•	Furniture and equipment expense increased $143,000, or 7.3%, including $156,000 attributed to Citizens Trust Company operations.

•	Other operating expense increased $579,000, or 9.9%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:
•	Increase of $528,000 from the acquisition of Citizens Trust Company, including $225,000 for amortization of the core deposit intangible, and excluding computer system conversion costs.

•	Increase of $221,000 from professional and other fees associated with converting First State Bank and Citizens Trust Company locations to the same core computer system used by C&N Bank.

•	Increase of $146,000 in cash-based Director fees, Director stock options and restricted stock.

•	Incurred $145,000 in 2007 associated with a loss on the disposition of telephone equipment that was disposed in conjunction with efforts to provide improved, compatible communications at all locations.

•	Increase in miscellaneous taxes of $46,000. Results for 2006 included a reduction in expense related to a sales tax refund.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
•	Increase in computer-related services of $65,000, including services related to a new internet banking platform, branch deposit capture software and an employee time and attendance system.

•	Decrease in certain expense categories for which management has some discretion over spending, including a total reduction of $293,000 in education and training, public relations and donations, office supplies and advertising.

•	Decrease in comparative 2007 expense because results for 2006 included a $169,000 impairment write-down related to a leased building which management decided to vacate.

•	Decrease in expenses associated with Bucktail Life Insurance Company of $62,000.

•	Decrease in expenses associated with other real estate properties of $70,000.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Margin” section of Management’s Discussion and Analysis. The allowance for loan losses and stockholders’ equity are discussed in separate sections of Management’s Discussion and Analysis.
The Corporation’s merger with Citizens Bancorp, Inc. closed on May 1, 2007. On the purchase date, loans increased approximately $60 million, deposits increased approximately $100 million and stockholders’ equity increased approximately $14 million. Also, intangible assets increased approximately $11 million, and the net impact to the Corporation’s balance sheet was a minor reduction in tangible assets as a percentage of tangible equity (tangible assets as a percentage of tangible equity was 10.73% at September 30, 2007 and 11.27% at December 31, 2006). Total capital purchases for 2007, excluding capital assets included in the Citizens Bancorp, Inc. acquisition, are estimated at approximately $2.5 — $3 million. In light of the Corporation’s strong capital position and ample sources of liquidity, management does not expect the Citizens Bancorp, Inc. acquisition and other capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2007. Management believes the overall impact of the acquisition and capital purchases on the Corporation’s earnings in 2007 and thereafter will depend on the Corporation’s ability to build market share and produce profitable results from its investments in new locations, technology and other capital assets, and how long that will take.
Interest-bearing deposits increased approximately $50 million since December 31, 2006. In addition to the impact on interest-bearing deposits of the Citizens Bancorp, Inc. merger (discussed earlier under “Net Interest Margin”), the Corporation’s interest-bearing deposits at September 30, 2007 reflect a decrease of $12.7 million in interest-bearing deposits for one significant municipal relationship. Deposit balances held under this relationship, which can fluctuate significantly from month-to-month, are approximately $7.5 million below the year-to-date average balance under the relationship. In addition, management believes deposits have declined during 2007 because of investors desire to move funds into appreciating equity markets.
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
There are two major components of the allowance — (1) SFAS 114 allowances — on larger loans, mainly commercial purpose, determined on a loan-by-loan basis; and (2) SFAS 5 allowances — estimates of losses incurred on the remainder of the portfolio, determined based on collective evaluation of impairment for various categories of loans. SFAS 5 allowances include a portion based on historical net charge-off experience, and a portion based on evaluation of qualitative factors.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. A management committee called the Watch List Committee performs this assessment. Quarterly, the Watch List Committee and the applicable Lenders discuss each loan relationship under review, and reach a consensus on the appropriate SFAS 114 estimated loss amount for the quarter. The Watch List Committee’s focus is on ensuring all pertinent facts are considered, and that the SFAS 114 loss amounts are reasonable. The assessment includes review of certain loans reported on the “Watch List.” All loans, which Lenders or the Credit Administration staff has assigned a risk rating of Special Mention, Substandard, Doubtful or Loss, are included in the Watch List. The scope of loans evaluated individually for impairment (SFAS 114 evaluation) include all relationships greater than $200,000, for which there is at least one extension of credit graded Substandard, Doubtful or Loss. Also, relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.
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
The allocation of the allowance for loan losses table (Table VIII) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.” SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans. In periods prior to 2005, the portion of the allowance determined by management’s subjective assessment of economic conditions and other factors (which is now calculated using the qualitative factors criteria described above) was reflected completely in the unallocated component of the allowance. The unallocated portion of the allowance was $189,000 at September 30, 2007, up from $24,000 at December 31, 2006, mainly because of reductions in the portion of the SFAS 5 allowances related to qualitative factors. In the first quarter 2007, the Qualitative Factors Committee decided to lower some of its estimated allowance percentages, mainly in categories related to monitoring the portfolio, based on perceived improvement in identifying and evaluating problem loan relationships on a timely basis. Only minor changes in qualitative factors impacted both the second and third quarters of 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The allowance for loan losses totaled $8,709,000 at September 30, 2007, up from $8,201,000 at December 31, 2006. As shown in Table VII, the allowance for loan losses recorded as a result of the Citizens Trust Company acquisition was $587,000, which was based on Citizens Trust Company’s SFAS 5 allowance at the time of acquisition. Table VII also shows that net charge-offs in 2007 were $308,000, which is lower than historical levels over the past several years. Net charge-offs in the first six months of 2007 were substantially lower than net charge-offs in the comparable period of 2006. In the third quarter of 2007, net charge-offs increased to $213,000 for the quarter, which is more comparable to recent historical levels. The provision for loan losses totaled $229,000 in 2007, as compared to $491,000 in the first nine months of 2006. In the second and third quarters of 2007, the Corporation had no provision for loan losses. The total amount of the provision for loan losses in each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.
Table IX presents information related to past due and impaired loans. Total impaired loans amounted to $5,345,000 at September 30, 2007, down from $7,001,000 at June 30, 2007, $7,943,000 at March 31, 2007 and $8,011,000 at December 31, 2006. Nonaccrual loans totaled $5,157,000 at September 30, 2007, down from $6,807,000 at June 30, 2007, $8,088,000 at March 31, 2007 and $8,506,000 at December 31, 2006. The primary reduction in impaired and nonaccrual loans during 2007 resulted from the removal of loans for two unrelated commercial relationships from impaired and nonaccrual status during the second and third quarters. The SFAS 114 valuation allowance on impaired loans was $1,796,000 at September 30, 2007, compared to $1,734,000 at June 30, 2007, $1,615,000 at March 31, 2007 and $1,726,000 at December 31, 2006. For one commercial loan removed from nonaccrual status in the third quarter 2007, the Watch List Committee eliminated the valuation allowance that previously was $300,000 at June 30, 2007. Also, the Watch List Committee decided to increase the valuation allowance on an impaired commercial loan to $700,000 from $400,000, based on an updated appraisal and the estimated costs required for sale of the related business, and established a valuation allowance of $175,000 on another commercial loan that was determined to be impaired during the third quarter. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2007. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.
TABLE VII—ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	9 Months	9 Months
	Ended	Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2007	2006	2006	2005	2004	2003	2002
Balance, beginning of year	$8,201	$8,361	$8,361	$6,787	$6,097	$5,789	$5,265

Charge-offs:
Real estate loans	108	571	611	264	375	168	123
Installment loans	141	165	259	224	217	326	116
Credit cards and related plans	4	18	22	198	178	171	190
Commercial and other loans	123	183	200	298	16	303	123

Total charge-offs	376	937	1,092	984	786	968	552

Recoveries:
Real estate loans	6	6	27	14	3	75	30
Installment loans	27	44	65	61	32	52	30
Credit cards and related plans	8	21	25	30	23	17	18
Commercial and other loans	27	109	143	50	18	32	58

Total recoveries	68	180	260	155	76	176	136

Net charge-offs	308	757	832	829	710	792	416
Allowance for loan losses recorded in acquisition	587	—	—	377	—	—	—
Provision for loan losses	229	491	672	2,026	1,400	1,100	940

Balance, end of year	$8,709	$8,095	$8,201	$8,361	$6,787	$6,097	$5,789

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VIII — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)

	As of
	Sept. 30,	As of December 31,
	2007	2006	2005	2004	2003	2002
Commercial	$2,084	$2,372	$2,705	$1,909	$1,578	$1,315
Consumer mortgage	3,989	3,556	2,806	513	456	460
Impaired loans	1,796	1,726	2,374	1,378	1,542	1,877
Consumer	651	523	476	409	404	378
Unallocated	189	24	—	2,578	2,117	1,759

Total Allowance	$8,709	$8,201	$8,361	$6,787	$6,097	$5,789

TABLE IX — PAST DUE AND IMPAIRED LOANS
(In Thousands)

	As of	As of	As of
	Sept. 30,	June 30,	March 31,	As of December 31,
	2007	2007	2007	2006	2005	2004	2003	2002
Impaired loans without a valuation allowance	$1,567	$1,690	$2,578	$2,674	$910	$3,552	$114	$675
Impaired loans with a valuation allowance	3,778	5,311	5,365	5,337	7,306	4,709	4,507	3,039

Total impaired loans	$5,345	$7,001	$7,943	$8,011	$8,216	$8,261	$4,621	$3,714

Valuation allowance related to impaired loans	$1,796	$1,734	$1,615	$1,726	$2,374	$1,378	$1,542	$1,877

Total nonaccrual loans	$5,157	$6,807	$8,088	$8,506	$6,365	$7,796	$1,145	$1,252
Total loans past due 90 days or more and still accruing	$1,374	$968	$844	$1,559	$1,369	$1,307	$2,546	$2,318
TABLE X — SUMMARY OF LOANS BY TYPE
(In Thousands)

	Sept. 30,	As of December 31,
	2007	2006	2005	2004	2003	2002
Real estate — construction	$14,847	$10,365	$5,552	$4,178	$2,856	$103
Real estate — residential mortgage	442,959	387,410	361,857	347,705	330,807	292,136
Real estate — commercial mortgage	142,484	178,260	153,661	128,073	100,240	78,317
Consumer	43,829	35,992	31,559	31,702	33,977	31,532
Agricultural	3,432	2,705	2,340	2,872	2,948	3,024
Commercial	48,905	39,135	69,396	43,566	34,967	30,874
Other	1,172	1,227	1,871	1,804	1,183	2,001
Political subdivisions	48,489	32,407	27,063	19,713	17,854	13,062
Lease receivables	—	—	—	—	65	96

Total	746,117	687,501	653,299	579,613	524,897	451,145
Less: allowance for loan losses	(8,709)	(8,201)	(8,361)	(6,787)	(6,097)	(5,789)

Loans, net	$737,408	$679,300	$644,938	$572,826	$518,800	$445,356

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
The impact to the income statement for 2007 and 2006 from IPCDs is not significant. Balance sheet amounts as of September 30, 2007 and December 31, 2006 related to IPCDs are as follows (in thousands):

	Sept. 30,	Dec. 31,
	2007	2006
Contractual amount of IPCDs (equal to notional amount of Swap contracts)	$1,098	$2,516
Carrying value of IPCDs	1,069	2,444
Carrying value of embedded derivative liabilities	400	610
Carrying value of Swap contract (assets) liabilities	(366)	(528)
LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB — Pittsburgh, secured by mortgage loans and various investment securities. At September 30, 2007, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $236,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At September 30, 2007, the carrying value of non-pledged available-for-sale securities was $107,971,000.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation’s estimated, consolidated capital ratios at September 30, 2007 are as follows:

Total capital to risk-weighted assets	16.87%
Tier 1 capital to risk-weighted assets	15.69%
Tier 1 capital to average total assets	11.00%
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
The balance in accumulated other comprehensive income related to unrealized losses on available-for-sale securities, net of deferred income tax, amounted to a negative balance of $2,130,000 at September 30, 2007, down from a positive balance resulting from net unrealized gains of $1,794,000 at December 31, 2006. The decrease in accumulated other comprehensive income in 2007 resulted mainly from changes in interest rates, along with general pricing declines on trust preferred securities and bank stocks.
Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as a liability or asset in the balance sheet. The Corporation has recognized a liability for the underfunded balance of its defined benefit pension and postretirement plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive income) for the amount of the liability, net of deferred income tax. Accumulated other comprehensive income included a negative balance of $1,161,000 at September 30, 2007 and $1,181,000 at December 31, 2006 related to SFAS 158.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. From mid-2004 through mid-2006, the Federal Reserve Board increased the Fed funds target rate in 25-50 basis point increments from a low of 1% to 5.25%. During the third quarter of 2007, the target rate decreased to 4.75% and was further decreased to 4.50% in late October 2007. In 2004 — 2006, long-term interest rates did not increase nearly as much as short-term rates, which has hurt the Corporation’s profitability by “squeezing” the net interest margin. The Corporation is liability sensitive, which means its interest-bearing deposits and borrowings reprice, on average, more quickly than its interest-earning assets. Accordingly, the recent decreases in the Fed funds target rate may help the Corporation’s net interest margin. However, some economists are concerned that lowering the Fed funds target rate may lead to increased levels of inflation, which could affect the Corporation’s credit risk if the borrowers’ ability to make loan payments were to become impaired. Although management cannot predict future changes in the rate of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressure, in managing interest rate and other financial risks.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“Interpretation 48”).” Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. Interpretation 48 became effective for the Corporation’s financial statements, effective January 1, 2007. The Corporation has evaluated Interpretation 48, and adopted Interpretation 48 with no impact on the financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective beginning in 2008 and are currently not expected to have a material effect on the Corporation’s financial statements.
In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (the Corporation’s 2008 fiscal year). The Corporation considered early adoption of SFAS 159, effective as of January 1, 2007, but decided not to make that early adoption. The Corporation does not expect this pronouncement to materially impact its 2008 consolidated financial statements.

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
Citizens & Northern Bank uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. Only assets and liabilities of Citizens & Northern Bank are included in management’s monthly simulation model calculations. Since Citizens & Northern Bank makes up more than 90% of the Corporation’s total assets and liabilities, and because Citizens & Northern Bank is the source of the most volatile interest rate risk, presently management does not consider it necessary to run the model for the remaining entities within the consolidated group. (Management intends to add data for First State Bank and other related entities to the model, beginning in the fourth quarter 2007.) For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
Citizens & Northern Bank’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. Citizens & Northern Bank’s policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As Table XI shows, as of September 30, 2007 and December 31, 2006, the decline in net interest income exceeds the policy threshold marks if interest rates were to immediately rise by 200 or 300 basis points, and the decline in market value exceeds the policy threshold marks if interest rates were to rise immediately by 200 or 300 basis points. The “out of policy” positions are a reflection of the Corporation’s liability sensitive position (on average, deposits and borrowings reprice more quickly than loans and debt securities). Management has reviewed these positions with the Board of Directors at quarterly or monthly intervals throughout 2006 and as of September 30, 2007. In addition, management will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to rising interest rates.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XI — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
September 30, 2007 Data
(In Thousands)

	Period Ending September 30, 2008
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$74,671	$48,402	$26,269	-25.0%	20.0%
+200	72,595	43,255	29,340	-16.2%	15.0%
+100	70,436	38,148	32,288	-7.8%	10.0%
0	68,162	33,143	35,019	0.0%	0.0%
-100	65,236	28,449	36,787	5.0%	10.0%
-200	61,575	24,511	37,064	5.8%	15.0%
-300	57,585	20,825	36,760	5.0%	20.0%

	Market Value of Portfolio Equity
	at September 30, 2007
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$54,382	-53.7%	45.0%
+200	75,541	-35.6%	35.0%
+100	96,966	-17.4%	25.0%
0	117,366	0.0%	0.0%
-100	131,556	12.1%	25.0%
-200	136,482	16.3%	35.0%
-300	140,426	19.6%	45.0%
December 31, 2006 Data
(In Thousands)

	Period Ending December 31, 2007
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$69,054	$47,384	$21,670	-27.6%	20.0%
+200	67,143	42,650	24,493	-18.1%	15.0%
+100	65,185	37,917	27,268	-8.9%	10.0%
0	63,105	33,184	29,921	0.0%	0.0%
-100	60,376	28,552	31,824	6.4%	10.0%
-200	57,077	24,438	32,639	9.1%	15.0%
-300	53,469	20,935	32,534	8.7%	20.0%

	Market Value of Portfolio Equity
	at December 31, 2006
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$49,927	-58.2%	45.0%
+200	72,979	-38.9%	35.0%
+100	96,660	-19.1%	25.0%
0	119,522	0.0%	0.0%
-100	136,579	14.3%	25.0%
-200	146,645	22.7%	35.0%
-300	156,384	30.8%	45.0%

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
Equity securities held as of September 30, 2007 and December 31, 2006 are presented in Table XII.
TABLE XII — EQUITY SECURITIES
(In Thousands)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At September 30, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,781	$21,578	$(2,158)	$(4,316)
Other equity securities	2,549	3,041	(304)	(608)

Total	$22,330	$24,619	$(2,462)	$(4,924)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2006	Cost	Value	Value	Value
Banks and bank holding companies	$19,884	$26,008	$(2,601)	$(5,202)
Other equity securities	4,146	4,704	(470)	(941)

Total	$24,030	$30,712	$(3,071)	$(6,143)

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
On August 23, 2007, the Corporation announced the extension of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2008. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Company’s financial performance. As of September 30, 2007, the maximum additional value available for purchases under this program is $10,000,000.
The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the third quarter 2007:
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Dollar
				Value of Shares
			Total Number of Shares	that May Yet be
	Total Number of	Average Price Paid	Purchased as Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plans or Programs	Plans or Programs

July 1 — 31, 2007	—	$—	—	$10,073,917
August 1 — 23, 2007	18,500	$19.29	18,500	$9,717,017
August 24 — 31, 2007	—	$—	—	$10,000,000
September 1 — 30, 2007	—	$—	—	$10,000,000
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

CITIZENS & NORTHERN CORPORATION
November 6, 2007	By:	/s/ Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date November 6, 2007	By:	/s/ Mark A. Hughes
Treasurer and Chief Financial Officer