Form 10-K
period 2007-12-31
CITIZENS & NORTHERN CORP
filed 2008-02-29
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-16084
CITIZENS & NORTHERN CORPORATION
(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2451943

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2007, the registrant’s most recently completed second fiscal quarter, was $169,008,635.
The number of shares of common stock outstanding at February 26, 2008 was 8,972,797.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 15, 2008 are incorporated by reference into Parts III and IV of this report.

PART I
ITEM 1. BUSINESS
Citizens & Northern Corporation (“Corporation”) is a holding company whose principal activity is community banking. The Corporation’s principal office is located in Wellsboro, Pennsylvania. The largest subsidiary is Citizens & Northern Bank (“C&N Bank”). In 2005, the Corporation acquired Canisteo Valley Corporation and its subsidiary, First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY. The First State Bank banking offices are located in the southern tier of New York State, in close proximity to many of the Corporation’s northern Pennsylvania branch locations. Management considers the New York State branches to be part of the same community banking operating segment as the Pennsylvania locations; however, the separate New York State charter for First State Bank has been maintained because of certain regulatory advantages. The Corporation’s other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company (“Bucktail”). Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures credit and mortgage life and accident and health insurance on behalf of the Bank.
On May 1, 2007, the Corporation completed its acquisition of Citizens Bancorp, Inc. (“Citizens.”) In connection with the transaction, Citizens Trust Company, the banking subsidiary of Citizens, has merged with and into C&N Bank. The Corporation’s management believes the acquisition of Citizens provides two significant benefits: (1) extension of its geographic market for banking services, which should provide growth opportunities, and (2) addition of management personnel with background and skills complementary to the Corporation’s management personnel. The aggregate acquisition price was $28,391,000, which included cash of $14,323,000 and 636,967 shares of the Corporation’s common stock valued at $14,068,000.
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
C&N Bank and First State Bank (collectively, the “Banks”) provide an extensive range of banking services, including deposit and loan products for personal and commercial customers. The Banks also maintain a trust division that provides a wide range of financial services, such as 401(k) plans, retirement planning, estate planning, estate settlements and asset management. In January 2000, C&N Bank formed a subsidiary, C&N Financial Services Corporation (“C&NFSC”). C&NFSC is a licensed insurance agency that provides insurance products to individuals and businesses. In 2001, C&NFSC added a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. C&NFSC’s operations are not significant in relation to the total operations of the Corporation.
All phases of the Banks’ business are competitive. The Banks primarily compete in Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron and McKean counties in Pennsylvania, and Steuben and Allegany counties in New York. The Banks compete with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in the Banks’ market area are larger in overall size than the Banks. With respect to lending activities and attracting deposits, the Banks also compete with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions. Also, the Banks compete with mutual funds for deposits. C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services. The Banks are generally competitive with all financial institutions in our service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. The Banks serve a diverse customer base, and are not economically dependent on any small group of customers or on any individual industry.
Major initiatives over the last 5 years included the following:
•	expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

•	purchased and remodeled a former bank operations center in Williamsport, PA, and began offering trust and financial management, commercial lending, branch banking and other services, in 2004;

•	opened a branch office at a leased facility in South Williamsport, PA in 2004;

•	replaced the core banking computer system in 2004;

•	constructed and opened a branch facility in Jersey Shore, PA in 2005;

•	closed on the merger with Canisteo Valley Corporation in 2005;

•	constructed and opened a branch facility in Old Lycoming Township, PA, which opened in March 2006

•	constructed an administration building in Wellsboro, PA, which opened in March 2006; and

•	as described above, in May 2007, acquired Citizens Bancorp, Inc.
At December 31, 2007, C&N Bank had total assets of $1,225,710,000, total deposits of $801,218,000, net loans outstanding of $708,734,000 and 338 full-time equivalent employees. At December 31, 2007, First State Bank had total assets of $46,388,000, total deposits of $37,929,000, net loans outstanding of $18,348,000 and 15 full-time equivalent employees.
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
Equity Securities Risk — The Corporation’s equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies, mainly based in Pennsylvania. Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of its holdings in Pennsylvania banks, these investments could decline in value if there were a downturn in the state’s economy. These factors could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. For additional information regarding equity securities risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
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
Limited Geographic Diversification — The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron and McKean, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. Deterioration in economic conditions could adversely affect the quality of the Corporation’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
Growth Strategy — In recent years, the Corporation has expanded its operations by acquisitions and by building and opening new branches. The Corporation’s future financial performance will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The Banks own each of their properties, except for the facility located at 2 East Mountain Avenue, South Williamsport, which is leased. All of the properties are in good condition. None of the owned properties are subject to encumbrance.
A listing of properties is as follows:

Main administrative offices:
90-92 Main Street	or	10 Nichols Street
Wellsboro, PA 16901		Wellsboro, PA 16901

Facilities management office:
13 Water Street
Wellsboro, PA 16901

Branch offices — C&N Bank:
428 S. Main Street		1085 Main Street	Courthouse Square
Athens, PA 18810		Mansfield, PA 16933	Troy, PA 16947

111 Main Street		Route 220	90-92 Main Street
Dushore, PA 18614		Monroeton, PA 18832	Wellsboro, PA 16901

Main Street		3461 Route 405 Highway	1510 Dewey Avenue
East Smithfield, PA 18817		Muncy, PA 17756	Williamsport, PA 17701

104 Main Street		24 Thompson Street	130 Court Street
Elkland, PA 16920		Ralston, PA 17763	Williamsport, PA 17701

230 Railroad Street		1827 Elmira Street	Route 6
Jersey Shore, PA 17740		Sayre, PA 18840	Wysox, PA 18854

102 E. Main Street		2 East Mountain Avenue
Knoxville, PA 16928		South Williamsport, PA 17702

Main Street		41 Main Street
Laporte, PA 18626		Tioga, PA 16946

4534 Williamson Trail		428 Main Street
Liberty, PA 16930		Towanda, PA 18848

Branch offices — C&N Bank — doing business as Citizens Trust Company, a division of Citizens & Northern Bank:
10 N. Main Street		135 East Fourth Street	100 Maple Street
Coudersport, PA 16915		Emporium, PA 15834	Port Allegany, PA 16743

First State Bank offices:
3 Main Street	6250 County Route 64, East Avenue Extension
Canisteo, NY 14823	Hornell, NY 14843
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
QUARTERLY SHARE DATA
Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. Effective January 13, 2005, the Corporation’s stock began to be listed on the NASDAQ Capital Market (formerly known as NASDAQ SmallCap) with the trading symbol CZNC. Previously, the Corporation’s stock was available through the Over-The-Counter Bulletin Board. As of December 31, 2007, there were 2,502 shareholders of record of the Corporation’s common stock.
The following table sets forth the high and low sales prices of the common stock during 2007 and 2006.

	2007			2006
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter

First quarter	$23.21	$20.30	$0.24	$29.93	$23.76	$0.24
Second quarter	21.13	19.36	0.24	25.72	20.11	0.24
Third quarter	19.82	17.82	0.24	24.12	19.80	0.24
Fourth quarter	20.19	17.28	0.24	22.77	21.29	0.24
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
The Corporation did not purchase shares of its stock during the fourth quarter 2007.

PERFORMANCE GRAPH
Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2002 and ended December 31, 2007. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.
COMPARISON OF 5-YEAR CUMULATIVE RETURN

	Period Ending
Index	12/31/02		12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Citizens & Northern Corporation	100.00	136.57	142.80		141.55	127.84	108.78
Russell 2000	100.00	147.25	174.24		182.18	215.64	212.26
Citizens & Northern Peer Group	100.00	138.06	151.48		146.32	155.68	140.65
The C&N peer group consists of banks headquartered in Pennsylvania with total assets of $500 million to $1.3 billion. This peer group consists of ACNB Corporation, Gettysburg; AmeriServ Financial, Inc., Johnstown; Bryn Mawr Bank Corporation, Bryn Mawr; Citizens Financial Services, Inc., Mansfield; CNB Financial Corporation, Clearfield; Codorus Valley Bancorp, York; Comm Bancorp, Inc., Clarks Summit; DNB Financial Corporation, Downingtown; Ephrata National Bank, Ephrata; Fidelity D & D Bancorp, Inc., Dunmore; First Chester County Corp., West Chester; First Keystone Corporation, Berwick; First National Community Bancorp, Inc., Dunmore; Franklin Financial Services Corporation, Chambersburg; IBT Bancorp, Inc., Irwin; Leesport Financial Corp., Wyomissing; Mid Penn Bancorp, Inc., Millersburg; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Penseco Financial Services Corporation, Scranton; QNB Corp., Quakertown; Republic First Bancorp, Inc. , Philadelphia; and Tower Bancorp, Inc., Greencastle.
The data for this graph was obtained from SNL Financial L.C.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2007.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans

Equity compensation plans approved by shareholders	221,954	$21.76	126,474

Equity compensation plans not approved by shareholders	0	N/A	0
More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 15 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
INCOME STATEMENT (In Thousands)
Interest and fee income	$70,221	$64,462	$61,108	$57,922	$55,223
Interest expense	33,909	30,774	25,687	22,606	23,537

Net interest income	36,312	33,688	35,421	35,316	31,686
Provision for loan losses	529	672	2,026	1,400	1,100

Net interest income after provision for loan losses	35,783	33,016	33,395	33,916	30,586
Noninterest income excluding securities gains and gains from sale of credit card loans	10,440	7,970	7,636	6,922	6,595
Net gains on available-for-sale securities	127	5,046	1,802	2,877	4,799
Gain from sale of credit card loans	—	340	1,906	—	—
Noninterest expense	33,283	31,614	28,962	26,001	22,114

Income before income tax provision	13,067	14,758	15,777	17,714	19,866
Income tax provision	2,643	2,772	2,793	2,851	3,609

Net income	$10,424	$11,986	$12,984	$14,863	$16,257

PER COMMON SHARE: (1)
Basic earnings per share	$1.19	$1.42	$1.53	$1.76	$1.93
Diluted earnings per share	$1.19	$1.42	$1.52	$1.75	$1.92
Cash dividends declared per share	$0.96	$0.96	$0.93	$0.89	$0.85
Stock dividend	1%	1%	1%	1%	1%
Book value at period-end	$15.34	$15.51	$15.58	$15.61	$14.88
Tangible book value at period-end	$13.85	$15.13	$15.18	$15.61	$14.88
Weighted average common shares outstanding — basic	8,784,134	8,422,495	8,458,813	8,433,494	8,418,231
Weighted average common shares outstanding — diluted	8,795,366	8,448,169	8,517,598	8,481,750	8,466,946
END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$432,755	$356,665	$427,298	$475,085	$483,032
Gross loans	735,941	687,501	653,299	579,613	524,897
Allowance for loan losses	8,859	8,201	8,361	6,787	6,097
Total assets	1,283,746	1,127,368	1,162,954	1,123,002	1,066,901
Deposits	838,503	760,349	757,065	676,545	658,065
Borrowings	300,132	228,440	266,939	305,005	272,953
Stockholders’ equity	137,781	129,888	131,968	131,585	125,343
AVERAGE BALANCES (In Thousands)
Total assets	1,178,904	1,134,689	1,144,619	1,114,041	1,034,720
Earning assets	1,090,035	1,055,103	1,065,189	1,036,535	959,556
Gross loans	729,269	662,714	618,344	551,352	485,150
Deposits	812,255	750,982	702,404	669,307	651,026
Stockholders’ equity	138,669	131,082	132,465	128,374	122,271
KEY RATIOS
Return on average assets	0.88%	1.06%	1.13%	1.33%	1.57%
Return on average equity	7.52%	9.14%	9.80%	11.58%	13.30%
Average equity to average assets	11.76%	11.55%	11.57%	11.52%	11.82%
Net interest margin (2)	3.51%	3.42%	3.62%	3.78%	3.70%
Efficiency (3)	71.19%	75.89%	67.26%	61.56%	57.77%
Cash dividends as a % of diluted earnings per share	80.67%	67.61%	61.18%	50.86%	44.27%
Tier 1 leverage	10.91%	11.22%	10.62%	10.69%	10.80%
Tier 1 risk-based capital	15.46%	16.51%	16.52%	17.17%	18.67%
Total risk-based capital	16.52%	17.97%	18.19%	18.89%	20.61%

(1)	All share and per share data have been restated to give effect to stock dividends and splits.

(2)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.

(3)	The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income and noninterest income excluding securities gains and gains from sale of credit card loans.

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
EARNINGS OVERVIEW
2007 vs. 2006
Net income was $10,424,000 in 2007, down from $11,986,000 in 2006. Net income per share (basic and diluted) was $1.19 (basic and diluted) in 2007 and $1.42 in 2006. Return on average equity was 7.52% in 2007 and 9.14% in 2006. Return on average assets was 0.88% in 2007 and 1.06% in 2006. Cash dividends declared were $0.96 per share in both 2007 and 2006.
Annual earnings for 2007 were impacted by a substantial decline in realized gains from available-for-sale securities, as net (pre-tax) gains totaled $127,000 in 2007 as compared to $5,046,000 in 2006. The lower net securities gains in 2007 reflect two significant factors: (1) management’s decision in the second quarter 2007 to restructure the securities portfolio by selling mortgage-backed securities for a realized loss of $2,045,000, with the proceeds reinvested at higher yields, and (2) lower levels of realized gains from sales of bank stocks in 2007, due to lower market valuations of financial stocks. Excluding gains and losses on sales of available-for-sale securities, net of tax, and excluding the impact of reinvestment of proceeds from sales, net income per share was $1.18 (basic and diluted) in 2007, as compared to $1.03 (basic) and $1.02 (diluted) in 2006.
On May 1, 2007, the acquisition of Citizens Bancorp, Inc. became effective. Citizens Bancorp, Inc. was the parent company of Citizens Trust Company, with offices in Coudersport, Port Allegany and Emporium, PA. The Citizens Trust Company operations, which are now part of C&N Bank, contributed significantly to growth in total assets, including loans, as well as growth in deposits and trust assets under management, and increases in revenues and expenses in 2007. Note 4 to the consolidated financial statements includes pro forma income statement information, presented as if Citizens Bancorp, Inc. had been included in the Corporation’s operating results since January 1, 2006. As presented in Note 4, after adjustment to exclude nonrecurring merger expenses and securities losses incurred by Citizens Bancorp, Inc. in early 2007 (prior to the acquisition), the Corporation’s pro forma net income per share would have been $1.19 (basic) and $1.18 (diluted) in 2007, and $1.47 (basic) and $1.46 (diluted) in 2006. By the end of 2007, duplicate personnel and other operating costs had been eliminated, and the core banking and trust computer systems were converted to the Corporation’s systems. Accordingly, management expects the addition of the former Citizens Bancorp, Inc. operations to be accretive to earnings in 2008.
In addition to the effects of lower net securities gains described above, other significant income statement changes between 2007 and 2006 were as follows:
•	The net interest margin increased $2,624,000, or 7.8%, in 2007 as compared to 2006. Most of the increase in the net interest margin between years occurred in the last six months of 2007. Factors contributing to recent improvements in the net interest margin include: (1) the acquisition of Citizens Trust Company, which resulted in increased interest and fees on loans, and provided funding to help pay off borrowings, (2) a change in the shape of the yield curve, which has become positive after remaining flat or inverted throughout 2006 and the first half of 2007, allowing the Corporation opportunities to earn a positive spread from borrowing and investing activities, and (3) the increase in yield on the investment portfolio resulting from the restructuring described above.
•	Noninterest income, excluding realized gains on available-for-sale securities, increased $2,130,000 (25.6%) in 2007 over 2006. Trust and Financial Management revenue increased $1,031,000 (42.8%). Assets under management by C&N’s Trust and Financial Management Group increased 27.3%, to $659,193,000 at December 31, 2007 from $517,775,000 at December 31, 2006. The increase in Trust assets under management resulted from the acquisition of Citizens Bancorp, Inc., market value appreciation and new business. There were also significant increases in other sources of noninterest revenue, including service charges on deposits and other revenues. Noninterest income is discussed in more detail later in Management’s Discussion and Analysis.

•	Noninterest expense increased $1,669,000 (5.3%) in 2007 as compared to 2006. The increase in expenses reflects the addition of Citizens Trust Company. Also, professional fees of $240,000 were incurred in 2007 related to the computer core system conversions of the First State Bank (New York) and Citizens Trust Company operations. Other changes affecting noninterest expense are discussed later in Management’s Discussion and Analysis.

•	In 2007, the income tax provision was $2,643,000, or 20.2% of pre-tax income. In 2006, the income tax provision was $2,772,000, or 18.8% of pre-tax income. The higher income tax rate incurred in 2007 reflects management’s decision to reduce the amount of average investments in municipal bonds, in an effort to eliminate alternative minimum tax.
2006 vs. 2005
Net income in 2006 was $11,986,000, or $1.42 per share (basic and diluted). Net income for 2006 was down from $1.53 per share (basic) and $1.52 per share (diluted) in 2005. Earnings results for 2006 were negatively impacted by the yield curve, which moved from flat to inverted, and by increases in noninterest expense.
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
Noninterest expense increased $2,652,000 (9.2%) in 2006 over 2005. Much of the increase in noninterest expense in 2006 was attributable to operations and start-up costs in new markets, including the First State Bank offices (Canisteo and South Hornell) in New York State, and the Jersey Shore and Old Lycoming Township offices in Pennsylvania.
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
Net realized gains from sales of securities amounted to $5,046,000 in 2006, an increase of $3,244,000 over 2005. Most of the gains realized in 2006 were from sales of bank stocks. Also, in the fourth quarter 2005, C&N had net losses from sales of securities of $586,000. The fourth quarter 2005 losses were mainly from sales of debt securities that were purchased in 2003 and 2004, when market yields were lower than in 2005.
The provision for loan losses was $672,000 in 2006, down from $2,026,000 in 2005. In 2006, negotiations and workout of a few large, commercial loans were completed, resulting in charge-offs that were significantly less than the estimated allowances that had been previously established.

OUTLOOK FOR 2008
Management is cautiously optimistic about the Corporation’s earnings prospects in 2008. One positive development is that the yield curve began to change to a more positive shape (meaning that long-term rates began to be higher than short-term rates) in the latter portion of 2007, after being flat or inverted for approximately three years. As described in more detail in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, the Corporation is liability sensitive, meaning that its sources of funds (mainly deposits and borrowings) tend to re-price more quickly on average when interest rates change than do its earning assets (mainly loans and available-for-sale debt securities). Accordingly, the Corporation tends to generate lower earnings when short-term interest rates rise and higher earnings when short-term rates fall. With recent reductions in the Fed Funds target rate (which dropped from 5.25% in August 2007 to its level in late February 2008 of 3%), the Corporation has experienced some recent reductions in its cost of funds.
In December 2007, management entered into a significant leveraged investment purchase transaction, for two purposes: (1) to generate incremental positive net interest income, and (2) to reduce the magnitude of the Corporation’s reduction in net interest income if interest rates rise significantly within the next few years. Specifically, the Corporation purchased mortgage-backed securities and a collateralized mortgage obligation for a total cost of approximately $86 million, funded mainly by two repurchase agreements (borrowings) of $40,000,000 each. The weighted-average initial book yield on the securities was 5.38%. The borrowings have a weighted-average interest rate of 3.94%, and mature in 2017. One of the borrowings is putable by the issuer at quarterly intervals starting in December 2010, and the other is putable quarterly starting in December 2012. Each of these borrowings contains an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR is higher than 5.15%, the Corporation’s interest rate payable will decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded caps expire on the initial put dates in 2010 and 2012. For the 3-year and 5-year time periods indicated, if interest rates were to rise significantly, the embedded cap feature could cause the Corporation’s interest expense on the borrowings to decrease, which would be a mitigant to the Corporation’s overall interest rate risk position.
As discussed in the Earnings Overview section of Management’s Discussion and Analysis, the addition of Citizens Bancorp, Inc. is expected to be accretive to earnings in 2008, and inclusion of those operations for the full year in 2008 (as opposed to eight months in 2007) will lead to higher reported levels of revenues and expenses. The addition of the Citizens Trust Company trust department has contributed significantly to growth in trust assets under management and revenue, and management expects continued strong trust revenue performance in 2008.
In January 2008, the Corporation implemented an overdraft privilege program. This program is designed to provide customers an opportunity to have checks paid that would otherwise have been returned, and to avoid charges from merchants and other payees. In turn, management expects the Corporation to generate higher levels of noninterest revenue from implementing the overdraft privilege program in 2008.
As discussed in Note 15 to the financial statements, in October 2007 the Corporation’s Board of Directors adopted amendments to the defined benefit pension plan to freeze and terminate the Plan, effective December 31, 2007. The purpose of freezing and terminating the Plan is to control and reduce future employee benefit expenses. The Board of Directors also approved an amendment to the Corporation’s Employee Savings & Retirement Plan (a 401(k) plan), which would increase matching contributions under that plan in 2008. Based on the current number and composition of employees and 401(k) plan participation, the increase in expense in 2008 associated with the 401(k) Plan will be approximately $150,000, which is less than the ongoing expense ($495,000 for the year ended December 31, 2007, excluding a loss from curtailment of $77,000) that would be expected from maintaining the defined benefit pension plan. The Corporation will record a realized loss from settlement of the defined benefit pension plan at the time it funds the final amounts necessary to extinguish its obligations under the Plan. The amount of settlement loss, which management expects will be incurred in 2008, has not yet been finally determined; however, management estimates a settlement loss in the income statement from termination of the plan in 2008 in an amount ranging from $500,000 to $1,000,000.
Another major variable that affects the Corporation’s earnings is securities gains and losses. Management’s decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. Most of the Corporation’s realized gains on available-for-sale securities in recent years have been from sales of bank stocks. Recently, market valuations of financial stocks have generally been depressed, and management believes that reports of sub-prime mortgage losses and similar events, mainly by very large financial institutions, have cast a shadow over stock prices for the entire sector. While management believes this valuation issue to be cyclical, opportunities for realized gains from bank stocks may be limited in 2008. Further, as discussed in more detail in Note 7 to the financial statements, the Corporation has significant unrealized losses on its holdings of municipal bonds and trust-preferred securities as of December 31, 2007. In the fourth quarter 2007, management has discussed the Corporation’s individual holdings of municipal bonds and trust-preferred securities with its investment advisors, and has concluded that no downgrades or deterioration in the credit quality of the securities has occurred that would warrant an other-than-temporarily impairment charge to the income statement. Management will continue to closely monitor the status of the municipal bonds, trust-preferred issues and other debt securities in 2008.
Total capital purchases for 2008 are estimated at $1 million — $1.5 million, with computer hardware and software the largest planned categories of expenditure. Management has no current plans to build or acquire new branches in 2008, but will evaluate opportunities that arise if they seem likely to contribute positively to future earnings and shareholder value.
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
NET INTEREST MARGIN
2007/2006/2005
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest margin in 2007, 2006 and 2005. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.
The fully taxable equivalent net interest margin was $38,228,000 in 2007, $2,123,000 (5.9%) higher than in 2006. As shown in Table III, net increases in volume had the effect of increasing net interest income $1,860,000 in 2007 over 2006, and interest rate changes had the effect of increasing net interest income $263,000. Increases in volume of earning assets and interest-bearing liabilities were significantly affected by the acquisition of Citizens Trust Company on May 1, 2007. The most significant components of the volume changes in 2007 were an increase of $4,677,000 attributable to loan growth and a decrease in interest expense on short-term and long-term borrowings of $1,007,000, partially offset by lower interest income of $2,029,000 from available-for-sale securities and an increase in interest expense of $1,150,000 on certificates of deposit. Although interest rates began to fall in the latter portion of 2007, rates were higher on average in 2007 than in 2006. Table III shows that changes in rates had the effect of increasing interest income $2,560,000, and increasing interest expense $2,297,000, in 2007 over 2006. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 2.92% in 2007, comparable to the 2.90% Interest Rate Spread in 2006.

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
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $72,137,000 in 2007, an increase of 7.9% over 2006. Interest and fees from loans increased $6,625,000, or 14.7%, while income from available-for-sale securities decreased $1,421,000, or 6.7%. As indicated in Table II, the average balance of gross loans increased 10.0% to $729,269,000 in 2007 from $662,714,000 in 2006. Excluding the impact of the acquisition of Citizens Trust Company, average loans increased 3.9%. The average rate of return on loans was 7.10% in 2007, up from 6.81% in 2006. Total average available-for-sale securities in 2007 fell to $352,808,000, a decrease of $32,311,000 or 8.4% from 2006. Throughout the calendar year 2006 and the first nine months of 2007, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. Within the available-for-sale securities portfolio, the average balance of tax-exempt municipal bonds shrunk by $27,916,000 in 2007 as compared to 2006. Management decided in mid-2006 to reduce the Corporation’s investment in municipal bonds in order to reduce the alternative minimum tax liability. The average rate of return on available-for-sale securities was 5.65% for 2007, up from 5.55% in 2006.
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
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense rose $3,135,000, or 10.2%, to $33,909,000 in 2007 from $30,774,000 in 2006. Table II shows that the overall cost of funds on interest-bearing liabilities rose to 3.70% in 2007, from 3.44% in 2006.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 8.2%, to $812,255,000 in 2007 from $750,982,000 in 2006. In July 2007, the Citizens Trust Company trust operations were converted to the same operational platform as Citizens & Northern Bank, and $13,343,000 of money market deposits was transferred to another financial institution. Management utilizes a third-party provider for Trust & Financial Management money market allocations primarily for interest rate risk management reasons. Excluding acquired Citizens Trust Company deposit accounts, net of the transfers above, total average deposits increased 0.2% in 2007 over 2006. The average rate incurred on certificates of deposit has increased significantly in 2007 over 2006, to 4.44% from 3.96%. Also, the average rate on Individual Retirement Accounts increased significantly, to 4.50% in 2007 from 4.28% in 2006.
The combined average total short-term and long-term borrowed funds decreased $26,081,000 to $218,602,000 in 2007 from $244,683,000 in 2006. The yield curve was flat or inverted throughout 2006 and the first half of 2007, creating limited opportunities for earning a positive spread by purchasing or holding investment securities as compared to interest costs associated with maintaining borrowed funds. Accordingly, throughout that period of time, the Corporation paid off many borrowings as they matured. The average rate on long-term borrowings was 4.17% in 2007, up from 3.59% in 2006.
Interest expense rose $5,087,000, or 19.8%, to $30,774,000 in 2006 from $25,687,000 in 2005. Table II shows that the overall cost of funds on interest-bearing liabilities rose to 3.44% in 2006, from 2.81% in 2005.
Total average deposits (interest-bearing and noninterest-bearing) increased 6.9% to $750,982,000 in 2006 from $702,404,000 in 2005. The most significant increases in average deposits by categories were $21,961,000 for interest checking accounts (47.3%), $18,295,000 for certificates of deposit (9.3%), and $14,304,000 (16.3%) for demand deposit accounts. Average money market account balances decreased $9,219,000, or 4.9%, in 2006 as compared to 2005, as some depositors’ moved balances to higher-rate certificates of deposit or withdrew funds to invest in equities. Most of the increase in interest checking balances in 2006 was attributable to one local governmental customer, for which the Corporation became the primary depository institution in September 2005. In addition, the acquisition of First State Bank contributed significantly to the increase in average deposits in 2006 compared to 2005. Excluding First State Bank, average total deposits increased 3.7% in 2006 compared to 2005.
The combined average total short-term and long-term borrowed funds decreased $54,571,000 to $244,683,000 in 2006 from $299,254,000 in 2005. As discussed earlier in Management’s Discussion and Analysis, because the yield curve was flat or inverted, the Corporation paid off most borrowings as they matured in 2006.
TABLE I — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2007	2006	2005	2007/2006	2006/2005

INTEREST INCOME
Available-for-sale securities:
Taxable	$15,954	$15,504	$15,407	$450	$97
Tax-exempt	3,988	5,859	8,290	(1,871)	(2,431)

Total available-for-sale securities	19,942	21,363	23,697	(1,421)	(2,334)

Held-to-maturity securities, Taxable	24	24	25	—	(1)
Trading securities	98	—	—	98	—
Interest-bearing due from banks	87	91	34	(4)	57
Federal funds sold	211	251	97	(40)	154
Loans:
Taxable	49,670	43,247	38,768	6,423	4,479
Tax-exempt	2,105	1,903	1,633	202	270

Total loans	51,775	45,150	40,401	6,625	4,749

Total Interest Income	72,137	66,879	64,254	5,258	2,625

INTEREST EXPENSE
Interest checking	1,830	1,784	535	46	1,249
Money market	6,018	5,809	4,148	209	1,661
Savings	343	337	303	6	34
Certificates of deposit	10,786	8,531	6,428	2,255	2,103
Individual Retirement Accounts	5,906	5,240	4,184	666	1,056
Other time deposits	7	7	6	—	1
Short-term borrowings	1,923	2,318	1,239	(395)	1,079
Long-term borrowings	7,096	6,748	8,844	348	(2,096)

Total Interest Expense	33,909	30,774	25,687	3,135	5,087

Net Interest Income	$38,228	$36,105	$38,567	$2,123	$(2,462)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Fees on loans are included with interest on loans and amounted to $985,000 in 2007, $811,000 in 2006 and $915,000 in 2005.

TABLE II — ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2007	Return/	12/31/2006	Return/	12/31/2005	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
(Dollars in Thousands)	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$290,743	5.49%	$295,138	5.25%	$319,230	4.83%
Tax-exempt	62,065	6.43%	89,981	6.51%	123,295	6.72%

Total available-for-sale securities	352,808	5.65%	385,119	5.55%	442,525	5.35%

Held-to-maturity securities, Taxable	412	5.83%	418	5.74%	427	5.85%
Trading securities	1,665	5.89%	—	0.00%	—	0.00%
Interest-bearing due from banks	1,864	4.67%	2,272	4.01%	1,293	2.63%
Federal funds sold	4,017	5.25%	4,580	5.48%	2,600	3.73%
Loans:
Taxable	696,667	7.13%	631,969	6.84%	592,227	6.55%
Tax-exempt	32,602	6.46%	30,745	6.19%	26,117	6.25%

Total loans	729,269	7.10%	662,714	6.81%	618,344	6.53%

Total Earning Assets	1,090,035	6.62%	1,055,103	6.34%	1,065,189	6.03%
Cash	19,485		19,027		9,014
Unrealized gain/loss on securities	(324)		3,151		11,197
Allowance for loan losses	(8,697)		(8,495)		(7,297)
Bank premises and equipment	26,767		23,491		19,247
Intangible Asset — Core deposit intangibles	1,287		389		169
Intangible Asset — Goodwill	8,864		2,912		983
Other assets	41,487		39,111		46,117

Total Assets	$1,178,904		$1,134,689		$1,144,619

INTEREST-BEARING LIABILITIES
Interest checking	$75,488	2.42%	$68,369	2.61%	$46,408	1.15%
Money market	183,178	3.29%	179,288	3.24%	188,507	2.20%
Savings	62,976	0.54%	62,030	0.54%	60,203	0.50%
Certificates of deposit	242,822	4.44%	215,460	3.96%	197,165	3.26%
Individual Retirement Accounts	131,158	4.50%	122,459	4.28%	121,013	3.46%
Other time deposits	1,283	0.55%	1,116	0.63%	1,152	0.52%
Short-term borrowings	48,373	3.98%	56,606	4.09%	44,267	2.80%
Long-term borrowings	170,229	4.17%	188,077	3.59%	254,987	3.47%

Total Interest-bearing Liabilities	915,507	3.70%	893,405	3.44%	913,702	2.81%
Demand deposits	115,350		102,260		87,956
Other liabilities	9,378		7,942		10,496

Total Liabilities	1,040,235		1,003,607		1,012,154

Stockholders’ equity, excluding accumulated other comprehensive income/loss	140,035		129,004		125,076
Accumulated other comprehensive income/loss	(1,366)		2,078		7,389

Total Stockholders’ Equity	138,669		131,082		132,465

Total Liabilities and Stockholders’ Equity	$1,178,904		$1,134,689		$1,144,619

Interest Rate Spread		2.92%		2.90%		3.22%
Net Interest Income/Earning Assets		3.51%		3.42%		3.62%

(1)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Nonaccrual loans are included in the loan balances above.

TABLE III — THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

	Year Ended 12/31/07 vs. 12/31/06			Year Ended 12/31/06 vs. 12/31/05
	Change in	Change in	Total	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(234)	$684	$450	$(1,210)	$1,307	$97
Tax-exempt	(1,795)	(76)	(1,871)	(2,176)	(255)	(2,431)

Total available-for-sale securities	(2,029)	608	(1,421)	(3,386)	1,052	(2,334)

Held-to-maturity securities, Taxable	—	—	—	(1)	—	(1)
Trading securities	98	—	98	—	—	—
Interest-bearing due from banks	(18)	14	(4)	34	23	57
Federal funds sold	(30)	(10)	(40)	96	58	154
Loans:
Taxable	4,559	1,864	6,423	2,672	1,807	4,479
Tax-exempt	118	84	202	286	(16)	270

Total loans	4,677	1,948	6,625	2,958	1,791	4,749

Total Interest Income	2,698	2,560	5,258	(299)	2,924	2,625

INTEREST-BEARING LIABILITIES
Interest checking	178	(132)	46	340	909	1,249
Money market	127	82	209	(212)	1,873	1,661
Savings	5	1	6	9	25	34
Certificates of deposit	1,150	1,105	2,255	635	1,468	2,103
Individual Retirement Accounts	384	282	666	51	1,005	1,056
Other time deposits	1	(1)	—	—	1	1
Short-term borrowings	(329)	(66)	(395)	405	674	1,079
Long-term borrowings	(678)	1,026	348	(2,392)	296	(2,096)

Total Interest Expense	838	2,297	3,135	(1,164)	6,251	5,087

Net Interest Income	$1,860	$263	$2,123	$865	$(3,327)	$(2,462)

(1)	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
2007/2006/2005
As discussed in the Earnings Overview section of Management’s Discussion and Analysis, net realized gains on sales of available-for-sale securities were much lower in 2007 than in 2006, totaling $127,000 in 2007 as compared to $5,046,000 in 2006. Excluding realized gains on sales of available-for-sale securities, total noninterest income increased significantly ($2,130,000, or 25.6%) in 2007 over 2006.
2007 vs. 2006
•	Trust and financial management revenue increased $1,031,000 (42.8%), including an increase of 22.3% excluding Citizens Trust Company, and a contribution to revenue from Citizens Trust Company of $493,000. Trust and financial management revenues are heavily affected by the amount of assets under management. Assets under management totaled $659,193,000 at December 31, 2007, an increase of 27.3% over year-end 2006. The increase in assets under management includes the impact of the addition of Citizens Trust Company, as well as significant appreciation in equity markets.

•	Service charges on deposit accounts increased $525,000, or 25.8%, in 2007 as compared to 2006, including $436,000 from Citizens Trust Company.

•	Service charges and fees increased $258,000 in 2007 over 2006. Among the types of fees included in this category are ATM-related fees, which increased $132,000 in 2007 over 2006, and letter of credit fees, which increased $125,000 in 2007 because of a few large, commercial transactions.

•	In 2006, there was a gain from sale of credit card loans of $340,000, with no corresponding gain or loss in 2007. The credit card sale is discussed in more detail in the Earnings Overview section of Management’s Discussion and Analysis.

•	Other operating income increased $589,000, or 29.7%, in 2007 over 2006. Included in this category were increases in interchange fees related to debit card transactions of $158,000, higher broker-dealer revenues of $108,000, gain on sale of a restricted equity security of $80,000, higher fees from credit card agent bank activity of $61,000, training grant revenue of $43,000 and higher check sales of $39,000.
2006 vs. 2005
Total noninterest income increased $2,012,000, or 17.7%, in 2006 compared to 2005. The largest change within this category is related to securities gains, which increased $3,244,000, and which are discussed in the Earnings Overview section of Management’s Discussion and Analysis. Also, gains related to sale of credit card loans decreased $1,566,000 in 2006 as compared to 2005, as discussed in the Earnings Overview section. Other items of significance are as follows:
•	Service charges on deposit accounts increased $345,000, or 20.4%, in 2006 over 2005. C&N Bank overdraft charges increased $297,000 in 2006 over 2005, primarily from the effects of a rate increase in August 2005 and an increased volume of overdrafts on business checking accounts. Also, service charges from First State Bank increased $111,000 in 2006, as a result of including First State Bank in the Corporation’s consolidated financial statements for the full year in 2006 (as opposed to only the last four months of 2005).

•	Trust and financial management revenue increased $321,000, or 15.4%, in 2006 over 2005. Total assets under management amounted to $517,775,000 as of December 31, 2006, an increase of 23.8% over the amount one year earlier. Appreciation in the equities markets, along with an increase in volume of business, contributed to the increase in assets under management and revenue.

•	Fees related to credit card operation decreased $806,000 due to the sale of C&N Bank’s credit card operations in the fourth quarter 2005.

•	Other operating income increased $348,000, or 21.3%, in 2006 over 2005. Included in this category were an increase of $185,000 in dividend income on Federal Home Loan Bank of Pittsburgh stock, due to a higher rate of dividends paid, and an increase of $104,000 in debit card fees.

TABLE IV — COMPARISON OF NONINTEREST INCOME
(In Thousands)

	2007	% Change	2006	% Change	2005
Service charges on deposit accounts	$2,559	25.8	$2,034	20.4	$1,689
Service charges and fees	704	57.8	446	21.5	367
Trust and financial management revenue	3,440	42.8	2,409	15.4	2,088
Insurance commissions, fees and premiums	446	(4.7)	468	(4.7)	491
Increase in cash surrender value of life insurance	719	14.1	630	12.5	560
Fees related to credit card operation	—	—	—	(100.0)	806
Gain on sale of credit card loans	—	(100.0)	340	(82.2)	1,906
Other operating income	2,572	29.7	1,983	21.3	1,635

Total other income before realized gains on securities, net	10,440	25.6	8,310	(12.9)	9,542
Realized gains on available-for-sale securities, net	127	(97.5)	5,046	180.0	1,802

Total Other Income	$10,567	(20.9)	$13,356	17.7	$11,344

NONINTEREST EXPENSE
2007/ 2006/ 2005
Total noninterest expense increased $1,669,000, or 5.3%, in 2007 over 2006, and $2,652,000, or 9.2%, in 2006 over 2005. In 2007, total noninterest expense increased primarily as a result of the May 2007 acquisition of Citizens Trust Company with three branch locations and a Trust department operation. Noninterest expenses also increased in 2006 due to the expansion of operations in 2005 associated with opened or acquired new offices in Jersey Shore, PA (August 2005), Canisteo and South Hornell, NY (August 2005) and Old Lycoming Township, PA (March 2006). Also, the Corporation built a new administrative office in Wellsboro, PA, which opened in March 2006.
2007 vs. 2006
Salaries and wages reflect a net increase of $597,000, or 4.4%, in 2007 over 2006. Increases of $856,000 are associated with expanded operations, primarily at locations associated with the acquisition of Citizens Trust Company. As described in the “stock-based compensation plans” section of Note 15 to the consolidated financial statements, the Corporation made awards of stock options and restricted stock in 2007, with no awards in 2006. Stock option expense has been recognized over the six-month vesting period for the 2007 awards. The Corporation also incurred $139,000 of severance costs in connection with a reduction in workforce initiated during the second half of 2007. In 2007, based on performance results, the Corporation did not incur incentive bonus expense, as compared to $750,000 in 2006.
Total pensions and other employee benefits expense decreased $75,000, or 1.8%. Total contributions to the Employee Stock Ownership Plan (ESOP) were $238,000 lower in 2007 than in 2006. In 2007, ESOP contributions were made at the required level provided for in the Plan (2% of compensation, as defined in the Plan), while in 2006 total ESOP contributions were based on 4% of compensation (including the required 2%, plus an additional discretionary 2%). The Corporation also received a refund in 2007 on its health insurance based on favorable claims experience from a prior year. The health insurance refund reduced 2007 health care costs by $225,000 from 2006. Excluding the impact of the reduced ESOP expense and the health insurance refund, the cost of pensions and other employee benefits is 9.1% higher in 2007 than in 2006. The increases in this category primarily relate to the additional costs of benefits for employees associated with the Citizens Trust Company locations. Note 15 to the consolidated financial statements provides information concerning some of more significant elements of this category, including the defined benefit pension and postretirement health plans, the 401(k)/ESOP and the supplemental executive retirement plan.
Occupancy costs increased $325,000, or 14.1%, in 2007 over 2006. The primary increase in this category is associated with the Citizens Trust Company locations with $259,000 of such costs in 2007, and a full year of operation of the Corporation’s new administration building.
Furniture and equipment expense increased $182,000, or 7.0%, including $225,000 attributed to Citizens Trust Company operations.
Other operating expense increased $674,000, or 8.7%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:

•	Increase of $705,000 from the acquisition of Citizens Trust Company, including $360,000 for amortization of the core deposit intangible, and excluding computer system conversion costs.

•	Increase of $240,000 from professional and other fees associated with converting First State Bank and Citizens Trust Company locations to the same core computer system used by C&N Bank.

•	Increase of $172,000 in cash-based Director fees, Director stock options and restricted stock.

•	Incurred $145,000 in 2007 associated with a loss on the disposition of telephone equipment that was disposed in conjunction with efforts to provide improved, compatible communications at all locations.

•	Increase in computer-related services of $152,000, including services related to a new internet banking platform, branch deposit capture software and an employee time and attendance system.

•	Decrease in certain expense categories for which management has some discretion over spending, including a total reduction of $354,000 in education and training, public relations and donations, office supplies and advertising.

•	Decrease in comparative 2007 expense because results for 2006 included a $168,000 impairment write-down related to a leased building which management decided to vacate.

•	Decrease in expenses associated with other real estate properties of $101,000.

•	Decrease of $100,000 in Bucktail Life Insurance Company expenses associated with loss experience.
2006 vs. 2005
Salaries and wages increased $1,322,000, or 10.7%, in 2006 over 2005. The increase in salaries expense relates primarily to the increase in the number of full-time equivalent employees, which averaged 10% higher since August of 2005. For 2006, new branch operations at Jersey Shore, Old Lycoming Township and New York State added $612,000 to salaries expense.
Pension and other employee benefits increased $527,000, or 14.0%, in 2006 over 2005. The increase in number of people and covered compensation is the primary reason for the increase. In the aggregate, total pensions and other employee benefits expense, as a percentage of salaries and wages, was 31.2% in 2006, up from 30.3% in 2005.
Occupancy expense increased $444,000, or 23.8%, in 2006 compared to 2005. The increase in total occupancy costs in 2006 includes $288,000 for the Jersey Shore, Old Lycoming and New York State locations, and $213,000 for the new administration building in Wellsboro.
Other operating expense increased $253,000 or 3.4% in 2006 compared to 2005. The increase in other expenses includes an increase of $420,000 for the New York State locations in 2006, including $128,000 for the amortization of the core deposit intangible. In addition, in the second quarter 2006, other expense included a one-time charge of $168,000 for impairment of leasehold improvements from early termination of a property lease. Included in the 2005 total is $462,000 for non-payroll related expenses associated with the credit card operation, which was sold in the fourth quarter 2005.
TABLE V — COMPARISON OF NONINTEREST EXPENSE
(In Thousands)

	2007	% Change	2006	% Change	2005
Salaries and wages	$14,302	4.4	$13,705	10.7	$12,383
Pensions and other employee benefits	4,204	(1.8)	4,279	14.0	3,752
Occupancy expense, net	2,634	14.1	2,309	23.8	1,865
Furniture and equipment expense	2,789	7.0	2,607	(2.5)	2,673
Pennsylvania shares tax	942	(3.5)	976	21.4	804
Other operating expense	8,412	8.7	7,738	3.4	7,485

Total Other Expense	$33,283	5.3	$31,614	9.2	$28,962

INCOME TAXES
The income tax provision was $2,643,000, or 20.2% of pre-tax income, in 2007, as compared to 18.8% in 2006 and 17.7% in 2005. The increases in the tax provision/pre-tax income rate in 2007 and 2006 reflected lower average holdings of tax-exempt securities. Management decided to reduce the Corporation’s investment in municipal bonds in order to reduce or eliminate the alternative minimum tax liability. A more complete analysis of income taxes is presented in Note 16 to the consolidated financial statements.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Margin section of Management’s Discussion and Analysis. That discussion provides useful information regarding changes in the Corporation’s balance sheet over the 2-year period ended December 31, 2007, including discussions of available-for-sale securities, loans, deposits and borrowings. The acquisition of Citizens Bancorp, Inc. on May 1, 2007 was funded approximately 50% with cash and 50% with stock, increasing the Corporation’s assets $136,618,000, liabilities $124,550,000 and stockholders’ equity $14,068,000 at the date of acquisition. Other significant balance sheet items — the allowance for loan losses and stockholders’ equity — are discussed in separate sections of Management’s Discussion and Analysis.
Table VI shows the composition of the investment portfolio at December 31, 2007, 2006 and 2005. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects a reduction from $420,185,000 at December 31, 2005 to $353,954,000 at December 31, 2006, then an increase to $442,835,000 at December 31, 2007. The increase in the investment portfolio in 2007 resulted mainly from a leveraged investment purchase of securities in December 2007, as discussed in more detail in the Outlook for 2008 section of Management’s Discussion and Analysis. Prior to the yield curve changing to a more positive shape in the latter part of 2007, management had been “shrinking the balance sheet,” meaning that proceeds from principal payments on the investment portfolio were not being reinvested; instead, proceeds were used mainly to pay off borrowings or to fund loans. At December 31, 2007, the amortized cost of the available-for-sale securities portfolio exceeded the estimated fair value by $10,080,000. As discussed in more detail in Note 7 to the financial statements, the Corporation has significant unrealized losses on its holdings of municipal bonds and trust-preferred securities as of December 31, 2007. In the fourth quarter 2007, management has discussed the Corporation’s individual holdings of municipal bonds and trust-preferred securities with its investment advisors, and has concluded that no downgrades or deterioration in the credit quality of the securities has occurred that would warrant an other-that-temporarily impairment charge to the income statement. Management will continue to closely monitor the status of the municipal bonds, trust-preferred issues and other debt securities in 2008.
The balance of loans outstanding (without consideration of the allowance for loan losses) has grown $211,044,000 from the balance at December 31, 2003 to the total outstanding of $735,941,000 at December 31, 2007. Of the total increase, $83,693,000 came from balances acquired from Citizens Bancorp, Inc. (2007) and First State Bank (2005). Excluding the effects of acquisitions, total loans fell slightly (1.7%) in 2007, and grew 5.2% in 2006, 8.7% in 2005 and 10.4% in 2004. Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates. Overall, the Corporation has experienced growth in commercial and consumer mortgage lending over the past 4 years. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of exotic mortgage loans that have made headlines in recent months, and which have led some lenders and investors to realize significant losses from these types of instruments. Table VIII presents a table of loan maturities, based on data as of November 30, 2007 (the last date in 2007 for which the Corporation ran the interest rate simulation model used to generate the loan maturities information included in Table VIII). Fixed rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate. Table VIII shows that approximately 51% of the loan portfolio is fixed rate. Of the 49% of the portfolio made up of variable rate loans, a significant portion (29%) will re-price after more than one year. Variable rate loans re-pricing after more than one year include significant amounts of residential and commercial loans. The Corporation’s substantial investment in long-term, fixed rate loans and variable rate loans with extended until re-pricing is one of the major concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.
Total capital purchases for 2008 are estimated at approximately $1 million -$1.5 million. In light of the Corporation’s strong capital position and ample sources of liquidity, management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2008.

TABLE VI — INVESTMENT SECURITIES
(In Thousands)

	As of December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of the U.S. Treasury	$—	$—	$—	$—	$501	$500
Obligations of other U.S. Government agencies	32,199	32,723	26,000	25,568	43,999	43,339
Obligations of states and political subdivisions	63,340	60,449	70,027	70,478	116,241	117,709
Mortgage-backed securities	149,796	150,416	110,049	107,331	140,562	137,327
Collateralized mortgage obligations	70,080	69,505	39,178	38,244	31,008	30,386
Other securities	104,975	96,915	84,670	84,332	63,841	64,771

Total debt securities	420,390	410,008	329,924	325,953	396,152	394,032
Marketable equity securities	22,445	22,747	24,030	30,712	24,033	33,266

Total	$442,835	$432,755	$353,954	$356,665	$420,185	$427,298

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$307	$321	$310	$315	$313	$324
Obligations of other U.S. Government agencies	99	105	99	104	98	106
Mortgage-backed securities	3	3	5	5	11	11

Total	$409	$429	$414	$424	$422	$441

TABLE VII — FIVE-YEAR SUMMARY OF LOANS BY TYPE
(In Thousands)

	2007	%	2006	%	2005	%	2004	%	2003	%
Real estate — construction	$22,497	3.06	$10,365	1.51	$5,552	0.85	$4,178	0.72	$2,856	0.54
Real estate — residential mortgage	441,692	60.02	387,410	56.35	361,857	55.39	347,705	59.98	330,807	63.03
Real estate — commercial mortgage	144,742	19.67	178,260	25.93	153,661	23.52	128,073	22.10	100,240	19.10
Consumer	37,193	5.05	35,992	5.24	31,559	4.83	31,702	5.47	33,977	6.47
Agricultural	3,553	0.48	2,705	0.39	2,340	0.36	2,872	0.50	2,948	0.56
Commercial	52,241	7.10	39,135	5.69	69,396	10.62	43,566	7.52	34,967	6.66
Other	1,010	0.14	1,227	0.18	1,871	0.29	1,804	0.31	1,183	0.23
Political subdivisions	33,013	4.48	32,407	4.71	27,063	4.14	19,713	3.40	17,854	3.40
Lease receivables	—	0.00	—	0.00	—	0.00	—	0.00	65	0.01

Total	735,941	100.00	687,501	100.00	653,299	100.00	579,613	100.00	524,897	100.00
Less: allowance for loan losses	(8,859)		(8,201)		(8,361)		(6,787)		(6,097)

Loans, net	$727,082		$679,300		$644,938		$572,826		$518,800

TABLE VIII — LOAN MATURITY DISTRIBUTION
(In Thousands)

	As of November 30, 2007
					Variable or Adjustable
	Fixed Rate Loans:				Rate Loans:
	1 Year or				1 Year or
	Less	1-5 Years	>5 Years	Total	Less	1-5 Years	>5 Years	Total
Real Estate	$67,625	$152,041	$83,939	$303,605	$85,714	$187,740	$1,423	$274,877
Commercial	19,559	18,884	6,626	45,069	67,090	25,443	705	93,238
Consumer	13,324	14,301	2,993	30,618	930	—	—	930

	$100,508	$185,226	$93,558	$379,292	$153,734	$213,183	$2,128	$369,045

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio. In evaluating collectibility, management considers a number of factors, including the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations, and economic conditions within the Corporation’s market area. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.
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
Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. A management committee called the Watch List Committee performs this assessment. Quarterly, the Watch List Committee and the applicable Lenders discuss each loan relationship under review, and reach a consensus on the appropriate SFAS 114 estimated loss amount for the quarter. The Watch List Committee’s focus is on ensuring that all pertinent facts have been considered, and that the SFAS 114 loss amounts are reasonable. The assessment process includes review of certain loans reported on the “Watch List.” All loans, which Lenders or the Credit Administration staff has assigned a risk rating of Special Mention, Substandard, Doubtful or Loss, are included in the Watch List. The scope of loans evaluated individually for impairment (SFAS 114 evaluation) include all loan relationships greater than $200,000 for C&N Bank loans, and $50,000 for First State Bank, for which there is at least one extension of credit graded Special Mention, Substandard, Doubtful or Loss. Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.
Currently, the Banks’ Risk Management and Credit Administration personnel perform annual, independent credit reviews of large credit relationships. In prior years, outside consulting firms were retained to perform such functions. Management gives substantial consideration to the classifications and recommendations of the credit reviewers in determining the allowance for loan losses.
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
Effective in the second quarter 2005, management began to calculate the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the SFAS 5 allowance, in relation to the historical net charge-off percentage. The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans. A management committee called the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter. The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer. During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans. The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the applicable qualitative factor percentages, to determine the portion of the SFAS 5 allowance attributable to qualitative factors. Average qualitative factors used in calculating the SFAS 5 portion of the allowance did not change significantly (by more than a few basis points) for any category over the course of 2007.
The allocation of the allowance for loan losses table (Table X) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.” SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table X to the applicable categories of commercial, consumer mortgage and consumer loans. Table X reflects a significant increase in the allowance on consumer mortgages to $4,201,000 at December 31, 2007 from $3,556,000 at December 31, 2006, mainly because of growth in outstanding mortgage loans. In periods prior to 2005, the portion of the allowance determined by management’s subjective assessment of economic conditions and other factors (which is now calculated using the qualitative factors criteria described above) was reflected completely in the unallocated component of the allowance. Primarily as a result of this change in process, Table X shows a reduction in the unallocated portion of the allowance to $0 at December 31, 2007, $24,000 at December 31, 2006 and $0 at December 31, 2005 from $2,578,000 at December 31, 2004.
The allowance for loan losses was $8,859,000 at December 31, 2007, up from the balances of $8,201,000 at December 31, 2006 and $8,361,000 at December 31, 2005. As shown in Table IX, the allowance for loan losses recorded as a result of the Citizens Trust Company acquisition was $587,000, and was based on Citizens Trust Company’s SFAS 5 allowance at the time of acquisition. As shown in Table IX, net charge-offs in 2007 of $458,000 were substantially lower by comparison than the recent historical levels of $832,000 in 2006 and $829,000 in 2005. Table IX also shows the provision for loan losses totaled $529,000 in 2007, down from $672,000 in 2006 and $2,026,000 in 2005. In 2006, settlements were reached related to two large commercial loan relationships that had previously been classified as impaired. Total 2006 charge-offs related to these two relationships were $568,000, or approximately $450,000 less than the estimated valuation allowance amounts that had been previously recorded. Lower-than-anticipated charge-off levels have contributed to a reduction in the provision for loan losses in the last two years. The total amount of the provision for loan losses for each year is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.
Table XI presents information related to past due and impaired loans. As of December 31, 2007, total impaired loans amounted to $6,218,000, down substantially from $8,011,000 at December 31, 2006, $8,216,000 at December 31, 2005 and $8,261,000 at December 31, 2004. Nonaccrual loans totaled $6,955,000 at December 31, 2007 down from $8,506,000 at December 31, 2006, but increased from $6,365,000 at December 31, 2005. Over the period 2004-2007, there have been a few large commercial relationships that have required significant monitoring and workout efforts. The primary reduction in impaired and nonaccrual loans during 2007 resulted from the removal of loans for two unrelated commercial relationships from impaired and nonaccrual status during the second and third quarters. In 2006, management identified three unrelated commercial loan relationships with outstanding balances totaling approximately $3,300,000 that were moved to nonaccrual status and classified as impaired, and offset the settlements of two other large commercial loan relationships. As of December 31, 2007, the SFAS 114 valuation allowance on impaired loans includes $1,550,000 related to three unrelated commercial relationships. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2007. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX — ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Balance, beginning of year	$8,201	$8,361	$6,787	$6,097	$5,789

Charge-offs:
Real estate loans	196	611	264	375	168
Installment loans	216	259	224	217	326
Credit cards and related plans	5	22	198	178	171
Commercial and other loans	127	200	298	16	303

Total charge-offs	544	1,092	984	786	968

Recoveries:
Real estate loans	8	27	14	3	75
Installment loans	41	65	61	32	52
Credit cards and related plans	9	25	30	23	17
Commercial and other loans	28	143	50	18	32

Total recoveries	86	260	155	76	176

Net charge-offs	458	832	829	710	792
Allowance for loan losses recorded in acquisition	587	—	377	—	—
Provision for loan losses	529	672	2,026	1,400	1,100

Balance, end of year	$8,859	$8,201	$8,361	$6,787	$6,097

TABLE X — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)

	2007	2006	2005	2004	2003
Commercial	$1,870	$2,372	$2,705	$1,909	$1,578
Consumer mortgage	4,201	3,556	2,806	513	456
Impaired loans	2,255	1,726	2,374	1,378	1,542
Consumer	533	523	476	409	404
Unallocated	—	24	—	2,578	2,117

Total Allowance	$8,859	$8,201	$8,361	$6,787	$6,097

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.
TABLE XI — PAST DUE AND IMPAIRED LOANS
(In Thousands)

	2007	2006	2005	2004	2003
Impaired loans without a valuation allowance	$857	$2,674	$910	$3,552	$114
Impaired loans with a valuation allowance	5,361	5,337	7,306	4,709	4,507

Total impaired loans	$6,218	$8,011	$8,216	$8,261	$4,621

Valuation allowance related to impaired loans	$2,255	$1,726	$2,374	$1,378	$1,542

Total nonaccrual loans	$6,955	$8,506	$6,365	$7,796	$1,145
Total loans past due 90 days or more and still accruing	$1,200	$1,559	$1,369	$1,307	$2,546

TABLE XII — FIVE-YEAR HISTORY OF LOAN LOSSES (In Thousands)

	2007	2006	2005	2004	2003	Average
Average gross loans	$729,269	$662,714	$618,344	$551,352	$485,150	$609,366
Year-end gross loans	735,941	687,501	653,299	579,613	524,897	636,250
Year-end allowance for loan losses	8,859	8,201	8,361	6,787	6,097	7,661
Year-end nonaccrual loans	6,955	8,506	6,365	7,796	1,145	6,153
Year-end loans 90 days or more past due and still accruing	1,200	1,559	1,369	1,307	2,546	1,596
Net charge-offs	458	832	829	710	792	724
Provision for loan losses	529	672	2,026	1,400	1,100	1,145
Earnings coverage of charge-offs	22.8	14.4	15.7	20.9	20.5	18.4
Allowance coverage of charge-offs	19.3	9.9	10.1	9.6	7.7	10.6
Net charge-offs as a % of provision for loan losses	86.58%	123.81%	40.92%	50.71%	72.00%	63.23%
Net charge-offs as a % of average gross loans	0.06%	0.13%	0.13%	0.13%	0.16%	0.12%
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2007 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest. Operating leases and software maintenance commitments are presented at the amounts due to the recipients, and are not discounted to present value.
TABLE XIII — CONTRACTUAL OBLIGATIONS
(In Thousands)

	1 Year	1-3	3-5	Over 5
Contractual Obligations	or Less	Years	Years	Years	Total

Time deposits	$253,037	$96,868	$27,333	$9	$377,247
Short-term borrowings, Repurchase agreements	5,000	—	—	—	5,000
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	38,500	83,529	28,583	14,342	164,954
Repurchase agreements	12,000	—	2,500	80,000	94,500
Operating leases	97	10	—	—	107
Software maintenance	400	340	—	—	740

Total	$309,034	$180,747	$58,416	$94,351	$642,548

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $461,256,000 at December 31, 2007. The Corporation also has obligations related to overnight customer repurchase agreements with principal balances totaling $35,678,000 at December 31, 2007.
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

LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with FHLB — Pittsburgh, secured by various securities and mortgage loans. At December 31, 2007, the Corporation had unused borrowing availability with correspondent banks and FHLB — Pittsburgh totaling approximately $236,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At December 31, 2007, the carrying value of non-pledged securities was $105,908,000.
Management believes the combination of its strong capital position (discussed in the next section) and ample available borrowing facilities have placed the Corporation in a position of minimal short-term and long-term liquidity risk.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and C&N Bank have maintained extremely strong capital positions, and First State Bank is also well capitalized. Details concerning the Corporation’s and the Banks’ regulatory capital amounts and ratios are presented in Note 21 to the consolidated financial statements. As reflected in Note 21, at December 31, 2007 and 2006, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.
The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive (Loss) Income” within stockholders’ equity. The balance in Accumulated Other Comprehensive (Loss) Income related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to ($6,654,000) at December 31, 2007 and $1,794,000 at December 31, 2006. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.
Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as a liability or asset in the balance sheet. The balance in Accumulated Other Comprehensive (Loss) Income related to SFAS No. 158 was ($403,000) at December 31, 2007 and $(1,181,000) at December 31, 2006.
COMPREHENSIVE INCOME
Comprehensive income is a measure of the change in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed “Other Comprehensive Income”. Comprehensive income should not be construed to be a measure of net income. For the Corporation, other comprehensive income includes unrealized gains and losses on available-for-sale securities, net of deferred income tax. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Beginning in 2007, the change in accumulated other comprehensive income attributable to the impact of SFAS No. 158 on defined benefit plans is also included in other comprehensive income. Total comprehensive income was $2,754,000 in 2007, $9,082,000 in 2006 and $7,147,000 in 2005. Other comprehensive (loss) amounted to ($7,670,000) in 2007, ($2,904,000) in 2006 and ($5,837,000) in 2005.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Over the period 2004 through 2006, the Federal Reserve increased the fed funds target rate 17 times, from a low of 1% to 5.25%. The Fed Funds target rate stayed at 5.25% until August 2007. During that time period, long-term interest rates did not increase as much as short-term rates, which hurt the Corporation’s profitability by “squeezing” the net interest margin. From August 2007 through late February 2008, in response to concerns about weakness in the U.S. economy, the Federal Reserve has lowered the fed funds target rate several times, to its current level of 3%, and long-term rates are now higher than short-term rates. There are many signs of inflationary pressures looming over the U.S. economy as of late February 2008, including a decline in value of the U.S. dollar against many of the world’s currencies over the last year or so. While the Federal Reserve has recently lowered the fed funds target rate, which has lowered short-term rates and therefore the Corporation’s cost of funds, inflationary pressures may force the Fed to change course and begin raising rates in the future. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in 2008 and will affect the Corporation’s disclosures of information regarding fair values of financial instruments, but are currently not expected to have a material effect on the Corporation’s financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (the Corporation’s 2008 fiscal year). The Corporation does not currently anticipate making an election to measure any financial instruments at fair value (other than instruments that are already measured at fair value), and therefore does not expect SFAS No. 159 to have a material effect on the Corporation’s financial statements.
In December 2007 the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, SFAS No. 141R will apply to any business combinations the Corporation engages in, starting in 2009.
In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Currently, the provisions of SFAS No. 160 would not apply to the Corporation, because the Corporation owns and controls 100% of the entities within its consolidated group.

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
The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. The 2006 information in the table below was based on only the assets and liabilities of C&N Bank. C&N Bank makes up more than 90% of the Corporation’s total assets and liabilities, and is the source of the most volatile interest rate risk. In 2007, management began to run the model on a consolidated basis, as well as for each of the individual Banks. The consolidated 2007 information included in the table below was prepared based on data as of November 30, 2007, with pro forma adjustment to include the significant leveraged investment purchase transaction (discussed below) that occurred in December 2007. In 2007, the Corporation’s Asset Liability Committee changed its schedule for regular meetings to a quarterly schedule of meetings held shortly after month-ends of February, May, August and November. Accordingly, management ran the simulation model for the last time in 2007 using November 2007 data. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value increase when interest rates fall and decrease when interest rates rise. The table shows that as of November 30, 2007, the changes in net interest income and market value were within the policy limits in all scenarios, while at December 31, 2006, the decline in net interest income and market value exceeded the policy threshold marks if interest rates were to immediately rise 200 or 300 basis points. As discussed in the “Outlook for 2008” section of Management’s Discussion and Analysis, in December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. In addition to generating positive earnings from the spread of the return on the investment securities over the current cost of the borrowings, the transaction reduces the magnitude of the Corporation’s overall liability sensitive position. Specifically, the borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. The embedded caps feature was a major reason the Corporation moved from being “out of policy” (which had been the case throughout the first three quarters of 2007, as well as at December 31, 2006) to its current position of operating within policy limits.
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

TABLE XIV — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
November 30, 2007 Data
(In Thousands)

	Period Ending November 30, 2008
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$82,751	$50,168	$32,583	-16.7%	20.0%
+200	80,606	44,823	35,783	-8.5%	15.0%
+100	78,352	40,696	37,656	-3.7%	10.0%
0	75,869	36,776	39,093	0.0%	0.0%
-100	72,910	31,608	41,302	5.7%	10.0%
-200	69,244	27,524	41,720	6.7%	15.0%
-300	65,322	23,907	41,415	5.9%	20.0%
Market Value of Portfolio Equity
at November 30, 2007

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$97,288	-34.0%	45.0%
+200	117,811	-20.1%	35.0%
+100	133,434	-9.5%	25.0%
0	147,388	0.0%	0.0%
-100	159,195	8.0%	25.0%
-200	161,102	9.3%	35.0%
-300	162,845	10.5%	45.0%
December 31, 2006 Data
(In Thousands)

	Period Ending December 31, 2007
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$69,054	$47,384	$21,670	-27.6%	20.0%
+200	67,143	42,650	24,493	-18.1%	15.0%
+100	65,185	37,917	27,268	-8.9%	10.0%
0	63,105	33,184	29,921	0.0%	0.0%
-100	60,376	28,552	31,824	6.4%	10.0%
-200	57,077	24,438	32,639	9.1%	15.0%
-300	53,469	20,935	32,534	8.7%	20.0%
Market Value of Portfolio Equity
at December 31, 2006

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$49,927	-58.2%	45.0%
+200	72,979	-38.9%	35.0%
+100	96,660	-19.1%	25.0%
0	119,522	0.0%	0.0%
-100	136,579	14.3%	25.0%
-200	146,645	22.7%	35.0%
-300	156,384	30.8%	45.0%

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
Equity securities held as of December 31, 2007 and 2006 are as follows:
TABLE XV — EQUITY SECURITIES RISK
(In Thousands)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,868	$19,797	$(1,980)	$(3,959)
Other equity securities	2,577	2,950	(295)	(590)

Total	$22,445	$22,747	$(2,275)	$(4,549)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2006	Cost	Value	Value	Value
Banks and bank holding companies	$19,884	$26,008	$(2,601)	$(5,202)
Other equity securities	4,146	4,704	(470)	(941)

Total	$24,030	$30,712	$(3,071)	$(6,143)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheet
(In Thousands Except Share Data)

	December 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks:
Noninterest-bearing	$21,892	$18,676
Interest-bearing	9,769	8,483

Total cash and cash equivalents	31,661	27,159
Trading securities	2,980	—
Available-for-sale securities	432,755	356,665
Held-to-maturity securities	409	414
Loans, net	727,082	679,300
Bank-owned life insurance	21,539	16,388
Accrued interest receivable	5,714	5,046
Bank premises and equipment, net	27,796	23,129
Foreclosed assets held for sale	258	264
Intangible asset — Core deposit intangibles	1,378	336
Intangible asset — Goodwill	12,032	2,809
Other assets	20,142	15,858

TOTAL ASSETS	$1,283,746	$1,127,368

LIABILITIES
Deposits:
Noninterest-bearing	$125,485	$105,675
Interest-bearing	713,018	654,674

Total deposits	838,503	760,349
Dividends payable	2,134	1,969
Short-term borrowings	40,678	49,258
Long-term borrowings	259,454	179,182
Accrued interest and other liabilities	5,196	6,722

TOTAL LIABILITIES	1,145,965	997,480

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2007 and 2006; issued 9,193,192 in 2007 and 8,472,382 in 2006	9,193	8,472
Stock dividend distributable	1,571	1,806
Paid-in capital	42,494	27,077
Retained earnings	96,628	96,077
Unamortized stock compensation	(56)	(11)
Treasury stock, at cost; 303,058 shares at December 31, 2007 and 262,598 shares at December 31, 2006	(4,992)	(4,146)

Sub-total	144,838	129,275

Accumulated other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(6,654)	1,794
Defined benefit plans	(403)	(1,181)

Total accumulated other comprehensive (loss) income	(7,057)	613

TOTAL STOCKHOLDERS’ EQUITY	137,781	129,888

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,283,746	$1,127,368

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Income
(In Thousands Except Per Share Data)

	Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$49,670	$43,247	$38,768
Interest on balances with depository institutions	87	91	34
Interest on loans to political subdivisions	1,453	1,312	1,118
Interest on federal funds sold	211	251	97
Interest on trading securities	68	—	—
Income from available-for-sale and held-to-maturity securities:
Taxable	15,061	14,485	14,351
Tax-exempt	2,754	4,033	5,659
Dividends	917	1,043	1,081

Total interest and dividend income	70,221	64,462	61,108

INTEREST EXPENSE
Interest on deposits	24,890	21,708	15,604
Interest on short-term borrowings	1,923	2,318	1,239
Interest on long-term borrowings	7,096	6,748	8,844

Total interest expense	33,909	30,774	25,687

Net interest margin	36,312	33,688	35,421
Provision for loan losses	529	672	2,026

Net interest margin after provision for loan losses	35,783	33,016	33,395

OTHER INCOME
Service charges on deposit accounts	2,559	2,034	1,689
Service charges and fees	704	446	367
Trust and financial management revenue	3,440	2,409	2,088
Insurance commissions, fees and premiums	446	468	491
Increase in cash surrender value of life insurance	719	630	560
Fees related to credit card operation	—	—	806
Gain from sale of credit card loans	—	340	1,906
Other operating income	2,572	1,983	1,635

Total other income before realized gains on securities, net	10,440	8,310	9,542
Realized gains on available-for-sale securities, net	127	5,046	1,802

Total other income	10,567	13,356	11,344

OTHER EXPENSES
Salaries and wages	14,302	13,705	12,383
Pensions and other employee benefits	4,204	4,279	3,752
Occupancy expense, net	2,634	2,309	1,865
Furniture and equipment expense	2,789	2,607	2,673
Pennsylvania shares tax	942	976	804
Other operating expense	8,412	7,738	7,485

Total other expenses	33,283	31,614	28,962

Income before income tax provision	13,067	14,758	15,777
Income tax provision	2,643	2,772	2,793

NET INCOME	$10,424	$11,986	$12,984

NET INCOME PER SHARE — BASIC	$1.19	$1.42	$1.53

NET INCOME PER SHARE — DILUTED	$1.19	$1.42	$1.52

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Per Share Data)

					Accumulated
		Stock			Other	Unamortized
	Common	Dividend	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Distributable	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance, December 31, 2004	$8,307	$2,188	$22,456	$90,484	$10,535	$(46)	$(2,339)	$131,585
Comprehensive income:
Net income				12,984				12,984
Unrealized loss on securities, net of reclassification adjustment and tax effects					(5,837)			(5,837)

Total comprehensive income								7,147

Cash dividends declared, $.93 per share				(7,641)				(7,641)
Treasury stock purchased							(59)	(59)
Shares issued from treasury related to exercise of stock options			244				412	656
Amortization of restricted stock						93		93
Tax benefit from employee benefit plan				84				84
Tax benefit from stock-based compensation			129					129
Stock dividend issued	82	(2,188)	2,080					(26)
Stock dividend declared, 1%		2,183		(2,183)				—
Restricted stock granted			64			(111)	47	—
Forfeiture of restricted stock			(9)			14	(5)	—

Balance, December 31, 2005	8,389	2,183	24,964	93,728	4,698	(50)	(1,944)	131,968
Comprehensive income:
Net income				11,986				11,986
Unrealized loss on securities, net of reclassification adjustment and tax effects					(2,904)			(2,904)

Total comprehensive income								9,082

Adjustment to initially apply FASB Statement No. 158, net of tax					(1,181)			(1,181)
Cash dividends declared, $.96 per share				(7,916)				(7,916)
Treasury stock purchased							(2,274)	(2,274)
Shares issued from treasury related to exercise of stock options			17				72	89
Amortization of restricted stock						39		39
Tax benefit from employee benefit plan				85				85
Tax benefit from stock-based compensation			21					21
Stock dividend issued	83	(2,183)	2,075					(25)
Stock dividend declared, 1%		1,806		(1,806)				—

Balance, December 31, 2006	8,472	1,806	27,077	96,077	613	(11)	(4,146)	129,888
Comprehensive income:
Net income				10,424				10,424
Unrealized loss on securities, net of reclassification adjustment and tax effects					(8,448)			(8,448)
Change in value of FASB 158 adjustment to equity					778			778

Total comprehensive income								2,754

Shares issued for acquisition, net	637		13,507				(76)	14,068
Cash dividends declared, $.96 per share				(8,394)				(8,394)
Treasury stock purchased							(949)	(949)
Shares issued from treasury related to exercise of stock options			11				78	89
Restricted stock granted			43			(145)	102	—
Forfeiture of restricted stock						1	(1)	—
Stock-based compensation expense			156			99		255
Tax benefit from employee benefit plan				92				92
Tax charge from stock-based compensation			(3)					(3)
Stock dividend issued	84	(1,806)	1,703					(19)
Stock dividend declared, 1%		1,571		(1,571)				—

Balance, December 31, 2007	$9,193	$1,571	$42,494	$96,628	$(7,057)	$(56)	$(4,992)	$137,781

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows
(In Thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,424	$11,986	$12,984
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	529	672	2,026
Realized gains on available-for-sale securities, net	(127)	(5,046)	(1,802)
Gain on sale of foreclosed assets, net	(83)	(42)	(126)
Depreciation expense	2,847	2,608	2,301
Loss (gain) on disposition of premises and equipment	145	(30)	—
Loss from writedown of impaired premises and equipment	—	168	—
Accretion and amortization on securities, net	363	403	417
Accretion and amortization on deposits and borrowings, net	(254)	—	—
Increase in cash surrender value of life insurance	(719)	(630)	(560)
Stock-based compensation	255	39	93
Amortization of core deposit intangibles	445	128	83
Deferred income taxes	(21)	(311)	(665)
Net increase in trading securities	(2,980)	—	—
Decrease (increase) in accrued interest receivable and other assets	59	(76)	(971)
(Decrease) increase in accrued interest payable and other liabilities	(937)	262	335

Net Cash Provided by Operating Activities	9,946	10,131	14,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisitions, net	29,942	—	202
Proceeds from maturity of held-to-maturity securities	5	8	8
Proceeds from sales of available-for-sale securities	104,797	117,566	187,029
Proceeds from calls and maturities of available-for-sale securities	36,107	36,489	56,909
Purchase of available-for-sale securities	(203,608)	(83,181)	(194,332)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(5,977)	(3,112)	(4,672)
Redemption of Federal Home Loan Bank of Pittsburgh stock	6,152	4,748	7,369
Net decrease (increase) in loans	11,521	(35,806)	(50,943)
Redemption of bank-owned life insurance	—	2,885	—
Purchase of premises and equipment	(2,416)	(3,517)	(6,712)
Proceeds from sale of premises and equipment	—	247	—
Purchase of investment in limited partnership	—	(1,250)	—
Return of principal on limited partnership investment	252	—	—
Proceeds from sale of foreclosed assets	653	744	822

Net Cash (Used in) Provided by Investing Activities	(22,572)	35,821	(4,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(21,512)	3,284	42,512
Net (decrease) increase in short-term borrowings	(10,006)	14,524	556
Proceeds from long-term borrowings	165,000	26,100	18,163
Repayments of long-term borrowings	(107,335)	(79,123)	(56,785)
Purchase of treasury stock	(949)	(2,274)	(59)
Sale of treasury stock	89	89	656
Tax benefit from compensation plans	89	106	213
Dividends paid	(8,248)	(7,945)	(7,558)

Net Cash Provided by (Used in) Financing Activities	17,128	(45,239)	(2,302)

INCREASE IN CASH AND CASH EQUIVALENTS	4,502	713	7,493
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,159	26,446	18,953

CASH AND CASH EQUIVALENTS, END OF YEAR	$31,661	$27,159	$26,446

Consolidated Statement of Cash Flows
(In Thousands) (Continued)

	Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$457	$772	$347
Interest paid	$33,976	$30,858	$26,260
Income taxes paid	$2,077	$2,807	$2,959

ACQUISITIONS:
Cash and cash equivalents received	$44,265	$—	$7,136
Cash paid for acquisition	(14,323)	—	(6,934)

Net cash received on acquisition	$29,942	$—	$202

NONCASH ASSETS RECEIVED, LIABILITIES ASSUMED AND EQUITY ISSUED FROM ACQUISITIONS:
Assets received:
Available for sale securities	$26,426	$—	$9,439
Loans	60,151	—	23,542
Bank-owned life insurance	4,432	—	—
Premises and equipment	5,243	—	1,469
Foreclosed assets	107	—	46
Intangible asset — core deposit intangible	1,487	—	547
Intangible asset — goodwill	9,263	—	2,944
Other assets	1,567	—	446

Total noncash assets received	$108,676	$—	$38,433

Liabilities assumed and equity issued:
Deposits	$99,636	$—	$38,008
Short-term borrowings	1,426	—	—
Long-term borrowings	22,753	—	—
Other liabilities	735	—	627
Equity issued, net	14,068	—	—

Total noncash liabilities assumed and equity issued	$138,618	$—	$38,635

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”), Canisteo Valley Corporation, Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”). The consolidated financial statements also include the accounts of Canisteo Valley Corporation’s wholly-owned subsidiary, First State Bank, and C&N Bank’s wholly-owned subsidiary, C&N Financial Services Corporation. All material intercompany balances and transactions have been eliminated in consolidation.
NATURE OF OPERATIONS — The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in Northcentral Pennsylvania and Southern New York State. Lending products include mortgage loans, commercial loans and consumer loans, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, individual retirement accounts and certificates of deposit. The Corporation also offers non-insured “Repo Sweep” accounts.
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
INVESTMENT SECURITIES — Investment securities are accounted for as follows:
TRADING SECURITIES — includes municipal bonds, carried at their fair values. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. Quoted market prices are used to determine the fair value of trading instruments.
AVAILABLE-FOR-SALE SECURITIES — includes debt securities not classified as held-to-maturity or trading, and unrestricted equity securities. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income, net of tax. Amortization of premiums and accretion of discounts on available-for-sale securities are recorded using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments. Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security.
HELD-TO-MATURITY SECURITIES — includes debt securities that the Corporation has the positive intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts, computed using the level-yield method.
RESTRICTED EQUITY SECURITIES — Restricted equity securities consist primarily of Federal Home Loan Bank of Pittsburgh stock, and are carried at cost and evaluated for impairment. Holdings of restricted equity securities are included in Other Assets in the Consolidated Balance Sheet, and dividends received on restricted securities are included in Other Income in the Consolidated Statement of Income.

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
BANK PREMISES AND EQUIPMENT — Bank premises and equipment are stated at cost less accumulated depreciation. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation expense is computed using the straight-line method.
INTEREST COSTS — The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. The amount of capitalized interest in 2007, 2006 and 2005 was not significant.
FORECLOSED ASSETS HELD FOR SALE — Foreclosed assets held for sale consist of real estate acquired by foreclosure and are carried at estimated fair value, less selling cost.
GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS — Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is tested at least annually for impairment. Core deposit intangibles are being amortized over periods of time that represent the expected lives using a method of amortization that reflects the pattern of economic benefit. Core deposit intangibles are subject to impairment testing whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.
INCOME TAXES — Provisions for deferred income taxes are made as a result of temporary differences in financial and income tax methods of accounting. These differences relate principally to loan losses, securities gains or losses, depreciation, pension and other postretirement benefits, alternative minimum tax, investments in limited partnerships, loan origination fees and costs and differences arising from acquisitions.
The Corporation includes income tax penalties in the provision for income tax. The Corporation has no accrued interest related to unrecognized tax benefits.
STOCK COMPENSATION PLANS — Effective in 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, which replaced SFAS No. 123 and superseded Accounting Principles Board (APB) Opinion 25. SFAS No. 123R requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The provisions of SFAS 123R must be applied to any new awards granted, and to any modifications of existing awards. Since the Corporation neither modified, nor issued, any new options in 2006, and all options issued prior to December 31, 2005 were fully vested, the provisions of SFAS No. 123R had no impact on net income in 2006. The Corporation applied the provisions of SFAS No. 123R to awards in 2007.
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

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock options in 2005.
(Net Income in Thousands)

2005
Net income, as reported	$12,984
Deduct: Total stock option compensation expense determined under fair value method for all awards, net of tax effects	(69)

Pro forma net income	$12,915

Earnings per share-basic
As reported	$1.53
Pro forma	$1.53
Earnings per share-diluted
As reported	$1.52
Pro forma	$1.52
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS — In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.
CASH FLOWS — The Corporation utilizes the net reporting of cash receipts and cash payments for certain deposit and lending activities. The Corporation considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents.
TRUST ASSETS AND INCOME — Assets held by the Corporation in a fiduciary or agency capacity for its customers are not included in the financial statements since such items are not assets of the Corporation. Trust income is recorded on a cash basis, which is not materially different from the accrual basis.
2. COMPREHENSIVE INCOME
U.S. generally accepted accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although unrealized gains and losses on available-for-sale securities are reported as a separate component of the equity section of the balance sheet, changes in unrealized gains and losses on available-for-sale securities, along with net income, are components of comprehensive income. Also, effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As a result of implementing SFAS No. 158, on December 31, 2006, the Corporation recorded a reduction in stockholders’ equity (accumulated other comprehensive income) of $1,181,000. Beginning in 2007, changes in accumulated other comprehensive income attributable to the impact of SFAS No. 158 on defined benefit plans are included in other comprehensive income.

The components of other comprehensive income, and the related tax effects, are as follows:

	Years Ended December 31,
(In Thousands)	2007	2006	2005
Net income	$10,424	$11,986	$12,984

Available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(12,673)	646	(7,042)
Reclassification adjustment for gains realized in income	(127)	(5,046)	(1,802)

Other comprehensive loss before income tax	(12,800)	(4,400)	(8,844)
Income tax related to other comprehensive loss	4,352	1,496	3,007

Other comprehensive loss on available-for-sale securities	(8,448)	(2,904)	(5,837)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive loss	1,037	—	—
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	146	—	—

Other comprehensive gain before income tax	1,183	—	—
Income tax related to other comprehensive gain	405	—	—

Other comprehensive gain on unfunded retirement obligations	778	—	—

Net other comprehensive loss	(7,670)	(2,904)	(5,837)

Comprehensive income	$2,754	$9,082	$7,147

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2007
Earnings per share — basic	$10,424,000	8,784,134	$1.19
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		108,701
Hypothetical share repurchase at $20.03		(97,469)

Earnings per share — diluted	$10,424,000	8,795,366	$1.19

2006
Earnings per share — basic	$11,986,000	8,422,495	$1.42
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		120,989
Hypothetical share repurchase at $23.41		(95,315)

Earnings per share — diluted	$11,986,000	8,448,169	$1.42

2005
Earnings per share — basic	$12,984,000	8,458,813	$1.53
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		212,323
Hypothetical share repurchase at $29.62		(153,538)

Earnings per share — diluted	$12,984,000	8,517,598	$1.52

4. ACQUISITIONS
On May 1, 2007, the Corporation completed its acquisition of 100% of the outstanding voting stock of Citizens Bancorp, Inc. (“Citizens.”) Accordingly, the results of operations for the former Citizens have been included in the accompanying consolidated financial statements from that date forward. In connection with the transaction, Citizens Trust Company, the banking subsidiary of Citizens, has merged with and into C&N Bank. The Corporation’s management believes the acquisition of Citizens provides two significant benefits: (1) extension of its geographic market for banking services, which should provide growth opportunities, and (2) addition of management personnel with background and skills complementary to the Corporation’s management personnel.
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
Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:
(In Thousands)

Assets received:
Cash and cash equivalents	$29,942
Available for sale securities	26,426
Loans	60,151
Bank-owned life insurance	4,432
Premises and equipment	5,243
Foreclosed assets	107
Intangible asset — core deposit intangible	1,487
Intangible asset — goodwill	9,263
Other assets	1,567

Total assets received	138,618

Liabilities assumed:
Deposits	99,636
Short-term borrowings	1,426
Long-term borrowings	22,753
Other liabilities	735

Total liabilities assumed	124,550

Net assets acquired	$14,068

The core deposit intangible is being amortized over the weighted-average useful life of 2.8 years, with no estimated residual value. None of the goodwill arising from the acquisition is deductible for income tax purposes.
Following are pro forma income statement amounts, without adjustment for the material nonrecurring items described below, assuming the acquisition was made on January 1, 2006:
(In Thousands)

	2007	2006
Net interest income	$37,673	$37,672

Net income	$9,972	$13,274

Net income per share — basic	$1.11	$1.47

Net income per share — diluted	$1.11	$1.46

Citizens recorded material, nonrecurring expenses and losses which reduced pro forma net income (included in the table immediately above) by $698,000 in 2007. These nonrecurring items included merger-related professional fees expense and realized losses from sales of securities. Excluding the effect of these nonrecurring items, pro forma income statement amounts (assuming the acquisition was made on January 1, 2006) are as follows:

(In Thousands)	2007	2006
Net income	$10,670	$13,274

Net income per share — basic	$1.19	$1.47

Net income per share — diluted	$1.18	$1.46

In 2005, the Corporation acquired 100% of Canisteo Valley Corporation, and its wholly-owned subsidiary, First State Bank, in an all-cash merger transaction for a total purchase price of $6,934,000. The acquisition of Canisteo Valley Corporation and First State Bank permits expansion of the Corporation’s banking operations into communities located in the southern tier of New York State, in close proximity to many of the northern Pennsylvania branch locations.
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
6. CASH AND DUE FROM BANKS
Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2007 ranged from $3,133,000 to $11,636,000. For 2006, these balances ranged from $4,022,000 to $7,688,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Banks were $2,600,000 throughout 2007 and 2006. Total balances restricted amounted to $8,410,000 at December 31, 2007 and $7,210,000 at December 31, 2006.
Deposits with one financial institution are insured up to $100,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

7. SECURITIES
Amortized cost and fair value of securities at December 31, 2007 and 2006 are summarized as follows:

		December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$32,199	$534	$(10)	$32,723
Obligations of states and political subdivisions	63,340	290	(3,181)	60,449
Mortgage-backed securities	149,796	1,028	(408)	150,416
Collateralized mortgage obligations	70,080	210	(785)	69,505
Other securities	104,975	499	(8,559)	96,915

Total debt securities	420,390	2,561	(12,943)	410,008
Marketable equity securities	22,445	2,928	(2,626)	22,747

Total	$442,835	$5,489	$(15,569)	$432,755

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$307	$14	$—	$321
Obligations of other U.S. Government agencies	99	6	—	105
Mortgage-backed securities	3	—	—	3

Total	$409	$20	$—	$429

		December 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$26,000	$—	$(432)	$25,568
Obligations of states and political subdivisions	70,027	878	(427)	70,478
Mortgage-backed securities	110,049	107	(2,825)	107,331
Collateralized mortgage obligations	39,178	12	(946)	38,244
Other securities	84,670	624	(962)	84,332

Total debt securities	329,924	1,621	(5,592)	325,953
Marketable equity securities	24,030	6,895	(213)	30,712

Total	$353,954	$8,516	$(5,805)	$356,665

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$310	$5	$—	$315
Obligations of other U.S. Government agencies	99	5	—	104
Mortgage-backed securities	5	—	—	5

Total	$414	$10	$—	$424

The following table presents gross unrealized losses and fair value of investments with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:
December 31, 2007
(In Thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	$—	$3,990	$(10)	$3,990	$(10)
Obligations of states and political subdivisions	26,676	(2,112)	12,866	(1,069)	39,542	(3,181)
Mortgage-backed securities	497	(1)	34,565	(407)	35,062	(408)
Collateralized mortgage obligations	21,739	(173)	22,553	(612)	44,292	(785)
Other securities	54,081	(6,352)	29,207	(2,207)	83,288	(8,559)

Total debt securities	102,993	(8,638)	103,181	(4,305)	206,174	(12,943)
Marketable equity securities	10,677	(1,972)	1,532	(654)	12,209	(2,626)

Total temporarily impaired available-for-sale Securities	$113,670	$(10,610)	$104,713	$(4,959)	$218,383	$(15,569)

December 31, 2006
(In Thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$3,907	$(93)	$21,661	$(339)	$25,568	$(432)
Obligations of states and political subdivisions	16,775	(270)	12,536	(157)	29,311	(427)
Mortgage-backed securities	7,164	(64)	93,911	(2,761)	101,075	(2,825)
Collateralized mortgage obligations	187	(3)	32,317	(943)	32,504	(946)
Other securities	23,076	(457)	24,005	(505)	47,081	(962)

Total debt securities	51,109	(887)	184,430	(4,705)	235,539	(5,592)
Marketable equity securities	2,495	(92)	1,417	(121)	3,912	(213)

Total temporarily impaired available-for-sale Securities	$53,604	$(979)	$185,847	$(4,826)	$239,451	$(5,805)

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
In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities at December 31, 2007 have been negatively affected by events of the last 3-4 months of 2007 impacting market prices for municipal bonds and trust-preferred securities (which comprise most of the balance in “Other securities” in the table above). Management believes municipal bond valuations have been negatively impacted by reported financial problems by some of the largest companies that insure municipal bond offerings. Trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. Most of the Corporation’s investments in trust-preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Almost all of the Corporation’s trust-preferred securities are issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts. Management believes trust-preferred valuations have been negatively affected by concerns that the underlying banks and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. In the fourth quarter 2007, management has discussed the Corporation’s individual holdings of municipal bonds and trust-preferred securities with its investment advisors, and has concluded that no downgrades or deterioration in the credit quality of the securities has occurred that would warrant an other-than-temporarily impairment charge to the income statement. Based on the Corporation’s ability and intent to hold its debt securities for the foreseeable future, and management’s assessment of the creditworthiness of the issuers, management believes the Corporation’s debt securities at December 31, 2007 were not other-than-temporarily impaired.
Unrealized losses on marketable equity securities are mainly from investments in common stocks of banking corporations. Management believes that recent declines in market prices of many bank stocks have been caused by media reports regarding sub-prime mortgage losses and similar events that have mainly affected mortgage banking operations and very large financial institutions. Accordingly, as of December 31, 2007, management believes the impairment of the Corporation’s marketable equity securities to be temporary.
The amortized cost and fair value of investment debt securities at December 31, 2007 are presented in the following table. Maturities of debt securities (including mortgage-backed securities) are presented based on contractual maturities. Expected maturities differ from contractual maturities because monthly principal payments are received from mortgage-backed securities, and because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2007
	Amortized	Fair
(In Thousands)	Cost	Value
AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less	$1,105	$1,104
Due after one year through five years	8,344	8,557
Due after five years through ten years	23,705	24,311
Due after ten years	387,236	376,036

Total	$420,390	$410,008

HELD-TO-MATURITY SECURITIES:
Due in one year or less	$—	$—
Due after one year through five years	406	426
Due after five years through ten years	—	—
Due after ten years	3	3

Total	$409	$429

The following table shows the amortized cost and maturity distribution of the available-for-sale debt securities portfolio at December 31, 2007:
(In Thousands, Except for Percentages)

	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	0.00%	$2,699	5.53%	$15,500	5.84%	$14,000	5.11%	$32,199	5.50%
Obligations of states and political subdivisions	602	3.83%	356	3.77%	2,617	4.40%	59,765	4.49%	63,340	4.47%
Mortgage-backed securities	—	0.00%	275	3.59%	3,775	5.14%	145,746	5.38%	149,796	5.37%
Collateralized mortgage obligations	—	0.00%	—	0.00%	847	4.47%	69,233	5.22%	70,080	5.21%
Other securities	503	3.04%	5,014	8.26%	966	5.96%	98,492	6.54%	104,975	6.60%

Total	$1,105	3.47%	$8,344	7.03%	$23,705	5.52%	$387,236	5.50%	$420,390	5.52%

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$—	0.00%	$307	5.28%	$—	0.00%	$—	—	$307	5.28%
Obligations of other U.S. Government agencies	—	0.00%	99	7.16%	—	0.00%	—	—	99	7.16%
Mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	3	7.01%	3	7.01%

Total	$—	0.00%	$406	5.74%	$—	0.00%	$3	7.01%	$409	5.75%

Investment securities carried at $165,159,000 at December 31, 2007 and $97,566,000 at December 31, 2006 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. Also, the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) issued a $40,000,000 letter of credit on the Corporation’s behalf for security on certain public deposits as of December 31, 2006. No such letters of credit were outstanding at December 31, 2007. See Note 12 for information concerning securities pledged to secure borrowing arrangements.
Gross realized gains and losses from the sales of available-for-sale securities, and the income tax provision related to net realized gains, for 2007, 2006 and 2005 were as follows:
(In Thousands)

	2007	2006	2005
Gross realized gains	$2,325	$5,930	$4,683
Gross realized losses	(2,198)	(884)	(2,881)

Net realized gains	$127	$5,046	$1,802

Income tax provision related to net realized gains	$43	$1,716	$613

The Corporation had no trading securities in 2006 and 2005. Gross realized gains and losses from the sales of trading securities, the net change in unrealized gains and losses, and the income tax provision related to net trading gains, for 2007 was as follows:
(In Thousands)

2007
Gross realized gains	$60
Gross realized losses	—
Net change in unrealized gains/losses	(36)

Net gains	$24

Income tax provision related to net gains	$8

8. LOANS
Major categories of loans and leases included in the loan portfolio are as follows:
(In Thousands)

	December 31,	% of	December 31,	% of
	2007	Total	2006	Total

Real estate — construction	$22,497	3.06%	$10,365	1.51%
Real estate — residential mortgage	441,692	60.02%	387,410	56.35%
Real estate — commercial mortgage	144,742	19.67%	178,260	25.93%
Consumer	37,193	5.05%	35,992	5.24%
Agricultural	3,553	0.48%	2,705	0.39%
Commercial	52,241	7.10%	39,135	5.69%
Other	1,010	0.14%	1,227	0.18%
Political subdivisions	33,013	4.48%	32,407	4.71%

Total	735,941	100.00%	687,501	100.00%
Less: allowance for loan losses	(8,859)		(8,201)

Loans, net	$727,082		$679,300

Net unamortized loan fees of $1,887,000 at December 31, 2007 and $1,582,000 at December 31, 2006 have been offset against the carrying value of loans.
There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2007.

The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron, McKean, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region.
Transactions in the allowance for loan losses were as follows:
(In Thousands)

	2007	2006	2005
Balance at beginning of year	$8,201	$8,361	$6,787
Allowance for loan losses recorded in acquisition	587	—	377
Provision charged to operations	529	672	2,026
Loans charged off	(544)	(1,092)	(984)
Recoveries	86	260	155

Balance at end of year	$8,859	$8,201	$8,361

Information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2007 and 2006 is as follows:
(In Thousands)

	2007	2006
Impaired loans without a valuation allowance	$857	$2,674
Impaired loans with a valuation allowance	5,361	5,337

Total impaired loans	$6,218	$8,011

Valuation allowance related to impaired loans	$2,255	$1,726

Total nonaccrual loans	$6,955	$8,506
Total loans past due 90 days or more and still accruing	$1,200	$1,559
The following is a summary of information related to impaired loans for 2007, 2006, and 2005:
(In Thousands)

	2007	2006	2005
Average investment in impaired loans	$6,932	$7,908	$8,282

Interest income recognized on impaired loans	$242	$318	$291

Interest income recognized on a cash basis on impaired loans	$242	$318	$291

No additional funds are committed to be advanced in connection with impaired loans.

9. BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:
(In Thousands)

	December 31,
	2007	2006
Land	$2,100	$1,825
Buildings and improvements	29,544	25,032
Furniture and equipment	17,975	17,062
Construction in progress	236	152

Total	49,855	44,071
Less: accumulated depreciation	(22,059)	(20,942)

Net	$27,796	$23,129

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:
(In Thousands)

	2007	2006	2005
Occupancy expense	$1,137	$973	$700
Furniture and equipment expense	1,710	1,631	1,601

Total	$2,847	$2,604	$2,301

10. INTANGIBLE ASSETS
Information related to the core deposit intangibles are as follows:
(In Thousands)

	December 31,
	2007	2006
Gross amount	$2,034	$547
Less: accumulated amortization	(656)	(211)

Net	$1,378	$336

Amortization expense was $445,000 in 2007, $128,000 in 2006 and $83,000 in 2005. Estimated amortization expense for each of the ensuing five years is as follows:
(In Thousands)

2008	$552
2009	325
2010	176
2011	115
2012	74
Changes in the carrying amount of goodwill in 2007 and 2006 are summarized in the following table:
(In Thousands)

	2007	2006
Balance, beginning of year	$2,809	$2,919
Goodwill arising in business combination	9,263	—
Reduction in total purchase price for difference in estimated and actual accrued expenses and legal and professional costs	(40)	(27)
Reduction in valuation allowance on deferred tax asset related to net operating loss	—	(83)

Balance, end of year	$12,032	$2,809

11. DEPOSITS
At December 31, 2007, the scheduled maturities of time deposits are as follows:
(In Thousands)

2008	$253,037
2009	77,740
2010	19,128
2011	11,486
2012	15,847
Thereafter	9

$377,247

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2007, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:
(In Thousands)

Three months or less	$51,792
Over 3 months through 12 months	31,583
Over 1 year through 3 years	12,228
Over 3 years	9,185

Total	$104,788

Interest expense from deposits of $100,000 or more amounted to $4,141,000 in 2007, $3,267,000 in 2006 and $2,975,000 in 2005.
12. BORROWED FUNDS
SHORT-TERM BORROWINGS
Short-term borrowings include the following:
(In Thousands)

	At December 31,
	2007	2006

Customer repurchase agreements (a)	$35,678	$29,258
Other repurchase agreements (b)	5,000	20,000

Total short-term borrowings	$40,678	$49,258

The weighted average interest rate on total short-term borrowings outstanding was 3.90% at December 31, 2007 and 3.93% at December 31, 2006. The maximum amount of total short-term borrowings outstanding at any month-end was $74,815,000 in 2007 and $74,514,000 in 2006.
(a) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $52,603,000 at December 31, 2007 and $35,551,000 at December 31, 2006.
(b) Other repurchase agreements included in short-term borrowings at December 31, 2007 consisted of an adjustable-rate repurchase agreement with a maturity of April 26, 2010. The rate adjusts quarterly to the three-month LIBOR less 50 basis points; at December 31, 2007, the rate was 4.57%. On April 26, 2008, the issuer may put the repurchase agreement. If the agreement is not put, the issuer will convert it to a fixed rate of 4.74% and may put it quarterly thereafter.
Other repurchase agreements included in short-term borrowings at December 31, 2006 consisted of an adjustable-rate repurchase agreement with a rate of 4.87% and a maturity of February 22, 2009. On February 22, 2007, and quarterly thereafter, the issuer had the option to put the repurchase agreement or convert it to a fixed rate of 4.915%. The issuer exercised its put option in May 2007, and the agreement was terminated.
The terms and collateral related to repurchase agreements are described under the “Long-term Borrowings” section of this note.

LONG-TERM BORROWINGS
Long-term borrowings are as follows:
(In Thousands)

	At December 31,
	2007	2006

FHLB — Pittsburgh borrowings (c)	$164,954	$152,682
Repurchase agreements (d)	94,500	26,500

Total long-term borrowings	$259,454	$179,182

(c) Long-term borrowings from FHLB — Pittsburgh are as follows:
(In Thousands)

	At December 31,
	2007	2006

Loans matured in 2007 with rates ranging from 2.33% to 5.43%	$—	$79,067
Loans maturing in 2008 with rates ranging from 2.97% to 5.09%	38,500	38,500
Loans maturing in 2009 with rates ranging from 3.60% to 4.96%	40,922	14,446
Loans assumed in acquisition maturing in 2010 with rates ranging from 4.87% to 4.95%	22,607	—
Other loans maturing in 2010 with rates ranging from 4.00% to 4.72%	20,000	—
Loan maturing in 2011 with a rate of 4.98%	5,000	5,000
Loans maturing in 2012 with rates ranging from 3.66% to 4.82%	23,583	11,100
Loan maturing in 2016 with a rate of 6.86%	373	401
Loans maturing in 2017 with rates ranging from 3.81% to 6.83%	10,048	52
Loans maturing in 2020 with rates ranging from 4.67% to 4.79%	2,561	2,709
Loan maturing in 2025 with a rate of 4.91%	1,360	1,407

Total long-term FHLB — Pittsburgh borrowings	$164,954	$152,682

The FHLB — Pittsburgh loan facilities are collateralized by qualifying securities and mortgage loans. The FHLB — Pittsburgh determines C&N Bank’s maximum borrowing capacity quarterly, based on Call Report data. The book value of pledged assets was $366,022,000 as of September 30, 2007, the most recent data used by the FHLB — Pittsburgh.
Also, the FHLB — Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB — Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB - Pittsburgh stock were $9,628,000 at December 31, 2007 and $8,492,000 at December 31, 2006.
Included in long-term borrowings are advances from FHLB — Pittsburgh, which were assumed in the acquisition of Citizens Bancorp, Inc., with a book value of $22,607,000 as of December 31, 2007. These advances mature in 2010, have a notional amount totaling $22,000,000, and based on interest rates in effect at the acquisition date, were recorded at fair value of $22,753,000. The weighted-average contractual interest rate on these advances was 6.04% at December 31, 2007. The weighted-average effective interest rate used to record interest expense on these advances in 2007, which is reflected in the table above, was 4.91%.
(d) Repurchase agreements included in long-term borrowings are as follows:
(In Thousands)

	At December 31,
	2007	2006

Agreements matured in 2007 with rates ranging from 2.53% to 3.23%	$—	$14,500
Agreements maturing in 2008 with rates ranging from 3.00% to 3.60%	12,000	12,000
Agreement maturing in 2011 with a rate of 4.09%	2,500	—
Agreements with embedded caps maturing in 2017 with rates ranging from 3.60% to 4.27%	80,000	—

Total long-term repurchase agreements	$94,500	$26,500

In December 2007, the Corporation entered into two repurchase agreements of $40,000,000 each with embedded caps. These repurchase agreements mature in 2017. One of these borrowings has an interest rate of 3.60% and is putable by the issuer at quarterly intervals starting in December 2010. The other borrowing has an interest rate of 4.27% and is putable by the issuer at quarterly intervals starting in December 2012. Each of these borrowings contain an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if the three-month LIBOR is higher than 5.15%, the Corporation’s interest rate payable will decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded caps expire on the initial put dates in 2010 and 2012.
Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $109,085,000 at December 31, 2007 and $55,902,000 at December 31, 2006. Average daily repurchase agreement borrowings amounted to $31,040,000 in 2007, $50,839,000 in 2006 and $51,022,000 in 2005. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $99,500,000 in 2007, $56,900,000 in 2006 and $67,386,000 in 2005. The weighted average interest rate on repurchase agreements was 3.84% in 2006, 3.49% in 2006 and 2.92% in 2005.
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
The impact to the income statement for 2007, 2006 and 2005 from IPCDs is not significant. Balance sheet amounts recorded related to IPCDs are as follows (in thousands):

	At December 31,
	2007	2006

Contractual amount of IPCDs (equal to notional amount of Swap contracts)	$984	$2,516
Carrying value of IPCDs	963	2,444
Carrying value of embedded derivative liabilities	347	610
Carrying value of Swap contract (assets) liabilities	(322)	(528)

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
The Corporation used the following methods and assumptions in estimating fair value disclosures for financial instruments:
CASH AND CASH EQUIVALENTS — The carrying amounts of cash and short-term instruments approximate fair values.
SECURITIES — Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying value of restricted equity securities approximates fair value based on applicable redemption provisions.
LOANS — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for estimated prepayments based on historical experience, using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. Fair value of nonperforming loans is based on recent appraisals or estimates prepared by the Corporation’s lending officers.
DEPOSITS — The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2007 and 2006. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.
BORROWED FUNDS — The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.
ACCRUED INTEREST — The carrying amounts of accrued interest receivable and payable approximate fair values.
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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:
(In Thousands)

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$31,661	$31,661	$27,159	$27,159
Trading securities	2,980	2,980	—	—
Available-for-sale securities	432,755	432,755	356,665	356,665
Held-to-maturity securities	409	429	414	424
Restricted equity securities	10,001	10,001	8,729	8,729
Loans, net	727,082	714,812	679,300	669,695
Accrued interest receivable	5,714	5,714	5,046	5,046
Equity option Swap contracts — IPCDs	322	322	528	528

Financial liabilities:
Deposits	838,503	839,763	760,349	761,145
Short-term borrowings	40,678	39,541	49,258	48,414
Long-term borrowings	259,454	261,115	179,182	176,825
Accrued interest payable	1,085	1,085	1,036	1,036
Embedded derivative liabilities — IPCDs	347	347	610	610
15. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Corporation has a noncontributory defined benefit pension plan for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.
On October 18, 2007, the Corporation’s Board of Directors adopted amendments to the defined benefit pension plan to freeze and terminate the Plan, effective December 31, 2007. The Corporation expects to fund and settle its obligations under the Plan sometime in 2008. In the tables that follow, it is assumed that final settlement (funding) will occur on December 31, 2008. In connection with freezing and terminating the Plan, the Corporation has also amended the Plan to make lump sum distributions available to all active participants and vested former employees. The decision to freeze and terminate the Plan resulted in the following significant changes in the Corporation’s accounting for the defined benefit pension plan:
•	Discount rates — As of December 31, 2006, the Corporation determined its discount rate for purposes of valuing the accumulated benefit obligation (ABO) and projected benefit obligation (PBO) using the Moody’s Long-term AA corporate bond yield. As a result of terminating the Plan, the Corporation modified its methodology so that, for purposes of valuing the ABO and PBO as of December 31, 2007, the discount rate was based on a blend of rates determined from the estimated timing and manner of funding the settlement of the final Plan obligations. The discount rates used at December 31, 2007 were determined as follows: (1) for retired members, estimated rates implicit in the cost of purchasing annuities to fund payments identical to their current benefits, and (2) for active and vested former employees, the average 30-year U.S. Treasury note yield for the month of October 2007, which is the discount rate specified in the Plan for 2008 lump sum distributions, was used to estimate the present value of amounts to be paid by the Plan on an estimated settlement date of December 31, 2008. The estimated payment on December 31, 2008 was further discounted to present value at December 31, 2007, using a one-year, high quality corporate bond rate. The discount rates are provided in the assumptions table below.

•	Benefit obligation — The change in methodology for determining the discount rates, as described above, resulted in lower discount rates than the Corporation would have used for an ongoing plan. The change to use of lower discount rates was the main cause of the increase in the PBO from the deferred actuarial loss of $1,612,000 reflected in the benefit obligation table below. As a result of the decision to freeze the Plan, it is no longer appropriate to include in the PBO any effects of future compensation levels. This change resulted in the reduction in the PBO of $2,543,000 described as “Reduction from pension plan curtailment” in the benefit obligation table.

•	Loss on effects of curtailment of pension plan — Included in total pension expense in 2007 was a $77,000 loss from curtailment of the Plan. This loss resulted from accelerated recognition of unamortized prior service cost.

•	Settlement of pension plan — The Corporation will record a realized loss from settlement of the defined benefit pension plan at the time it funds the final amounts necessary to extinguish its obligations under the Plan. The amount of settlement loss, which management expects will be incurred in 2008, has not yet been determined.
Also, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2007 and 2006, and will not affect the Corporation’s future expenses.
The Corporation uses a December 31 measurement date for the plans described above. As a result of the acquisition of Citizens Bancorp, Inc. (see Note 4), the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002. The Corporation used a September 30 measurement date for this plan in 2007, and will change to a December 31 measurement date in 2008. The Citizens Trust Company Retirement Plan is not significant in comparison to the other defined benefit plans, and information related to that plan is not included in the tables that follow.
The following table shows the funded status of the defined benefit plans:
(In Thousands)

	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$12,147	$11,668	$1,185	$1,202
Service cost	683	609	73	64
Interest cost	700	629	69	61
Plan participants’ contributions	—	—	242	222
Medicare Prescription Drug Subsidy receipts	—	—	24	—
Actuarial loss (gain)	1,612	(277)	(1)	(109)
Benefits paid	(564)	(482)	(301)	(255)
Reduction from pension plan curtailment	(2,543)	—	—	—

Benefit obligation at end of year	$12,035	$12,147	$1,291	$1,185

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$10,969	$9,755	$—	$—
Actual return on plan assets	1,023	1,056	—	—
Employer contribution	—	640	59	33
Plan participants’ contributions	—	—	242	222
Benefits paid	(564)	(482)	(301)	(255)

Fair value of plan assets at end of year	$11,428	$10,969	$—	$—

Funded status at end of year	$(607)	$(1,178)	$(1,291)	$(1,185)

At December 31, 2007 and 2006, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:
(In Thousands)

	Pension:		Postretirement:
	2007	2006	2007	2006
Other assets	$—	$385	$—	$—
Accrued interest and other liabilities	$(607)	$(1,563)	$(1,291)	$(1,185)
At December 31, 2007 and 2006, the following items included in accumulated other comprehensive (loss) income had not been recognized as components of expense:
(In Thousands)

	Pension:		Postretirement:
	2007	2006	2007	2006
Net transition (asset) obligation	$(68)	$(91)	$182	$219
Prior service cost	—	85	30	32
Net actuarial loss (gain)	489	1,570	(20)	(19)

Total	$421	$1,564	$192	$232

For the defined benefit pension plan, assuming final settlement of the plan occurs in 2008, the net actuarial loss and the net transition asset will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 for a net expense of $421,000. For the postretirement plan, there is no amortization of the net actuarial gain expected in 2008, and the estimated amount of transition obligation and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are $36,000 and $2,000, respectively.
The accumulated benefit obligation for the defined benefit pension plan was $12,035,000 at December 31, 2007 and $9,764,000 at December 31, 2006.
The components of net periodic benefit costs from these defined benefit plans are as follows:
(In Thousands)

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$683	$609	$475	$73	$64	$43
Interest cost	700	629	618	69	61	63
Expected return on plan assets	(918)	(831)	(793)	—	—	—
Amortization of transition (asset) obligation	(23)	(23)	(23)	37	36	36
Amortization of prior service cost	8	8	8	2	2	2
Recognized net actuarial loss	45	70	30	—	—	—

Net periodic benefit cost, excluding effects of Pension plan curtailment	495	462	315	181	163	144
Loss on effects of curtailment of pension plan	77	—	—	—	—	—

Total net periodic benefit cost	$572	$462	$315	$181	$163	$144

The weighted-average assumptions used to determine benefit obligations as of December 31, 2007 and 2006 are as follows:

	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rates used:
For all payment obligations, unless specified	N/A	5.75%	6.00%	5.75%
Retired members — 1st 20 years	5.42%	N/A	N/A	N/A
Retired members — after 20 years	4.49%	N/A	N/A	N/A
Active and vested former members	4.77%	N/A	N/A	N/A
Discount from estimated settlement date of December 31, 2008 to December 31, 2007	4.21%	N/A	N/A	N/A
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.50%	4.25%	N/A	N/A
The expected return on pension plan assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Management believes the assumed 8.50% return on plan assets, which was used for net periodic benefit cost calculations in 2007, 2006 and 2005, was reasonable in light of historical returns on plan assets.
C&N Bank’s Trust and Financial Management Department manages the investment of pension plan assets. For the past several years, the targeted asset allocation for the pension plan was 60% equity securities, 35% debt securities and 5% cash. This targeted asset allocation reflected a balanced approach, considering the need for growth of plan assets to meet future demand, as well as the need for ongoing liquidity to fund benefit payments. Specifically, the Trust Department attempted to match the maturities of zero-coupon bonds with the estimated amounts of benefit payments over the ensuing 10-year period. Within the equity portion of pension plan investments, the Trust Department employed a strategy of diversification. Holdings included large capitalization stocks from many different industries and market sectors, as well as mid-cap and foreign mutual funds. The pension plan’s assets have not included the Corporation’s common stock.
In the fourth quarter 2007, pension plan assets were restructured so that all holdings were invested in a money market fund (cash equivalent). This restructuring was completed to minimize the risk of loss of principal in 2008, as a result of the decision to terminate the plan.
The Corporation’s pension plan weighted-average asset allocations at December 31, 2007 and 2006 are as follows:

	2007	2006
Cash and cash equivalents	100%	8%
Debt securities	0%	31%
Equity securities	0%	61%

Total	100%	100%

The Corporation’s contribution to the defined benefit pension plan in 2008 will depend on the timing and amount required to fund its final obligations under the terminated plan. At this time, the Corporation cannot estimate the amount of contribution required for the defined benefit pension plan in 2008. The estimated total contribution to the postretirement benefit plan in 2008 is $51,000.

Estimated future benefit payments (including, for the postretirement plan, only the estimated employer contributions), which reflect expected future service, are as follows:
(In Thousands)

	Pension	Postretirement
	Benefits	Benefits
2008	$502	$51
2009	—	52
2010	—	68
2011	—	83
2012	—	88
2013-2017	—	523
PROFIT SHARING AND DEFERRED COMPENSATION PLANS
The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $514,000 in 2007, $453,000 in 2006 and $401,000 in 2005.
Through December 31, 2006, the profit sharing/401(k) Plan included an Employee Stock Ownership Plan (ESOP). As of January 1, 2007, the Corporation established an ESOP, with essentially all of the same features as the previous ESOP, except that it was removed from the profit sharing/401(k) Plan. The value of participants’ ESOP accounts, which were 100% vested as of December 31, 2006, were transferred from the profit sharing/401(k) Plan to the new ESOP. The Corporation makes contributions to the ESOP, and the ESOP uses these funds to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2007 and 2006, there were no shares allocated for repurchase by the ESOP.
Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share — basic and diluted. The ESOP held 281,931 shares of Corporation stock at December 31, 2007 and 263,248 shares at December 31, 2006, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP (including contributions for 2006 and 2005 to the ESOP portion of the profit sharing/401(k) Plan) totaled $266,000 in 2007, $504,000 in 2006 and $433,000 in 2005.
The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers’ supplemental deferred compensation were $68,000 in 2007, $60,000 in 2006 and $32,000 in 2005.
STOCK-BASED COMPENSATION PLANS
The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 400,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000, 2002, 2003, 2004, 2005 and 2007, there were awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000 and thereafter have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years. There are 102,873 shares are available for issuance under the Stock Incentive Plan as of December 31, 2007.
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

There are 23,601 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2007.
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
Effective in 2006, SFAS No. 123R required the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The provisions of SFAS 123R must be applied to any new awards granted, and to any modifications of existing awards. Since the Corporation neither modified, nor issued, any new options in 2006, and all options issued prior to December 31, 2005 were fully vested, the provisions of SFAS No. 123R had no impact on net income in 2006.
In 2005, if compensation cost for stock options had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated in the following table.
(Net Income in Thousands)

2005
Net income
As reported	$12,984
Pro forma	$12,915
Earnings per share-basic
As reported	$1.53
Pro forma	$1.53
Earnings per share-diluted
As reported	$1.52
Pro forma	$1.52
In 2007, the Corporation recorded stock option expense based on estimated fair value calculated using an option valuation model. In calculating fair value in 2007, and for purposes of the pro forma calculations of SFAS No. 123 in 2005, the Corporation used the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Volatility	23%	N/A	15%
Expected option lives	8 Years	N/A	6 Years
Risk-free interest rate	4.69%	N/A	3.93%
Dividend yield	3.61%	N/A	4.73%
In calculating stock option expense for the 2007 awards, the Corporation utilized its historical volatility and dividend yield over the immediately prior 8-year period to estimate future levels of volatility and dividend yield. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an 8-year maturity as of the grant date. The 8-year term was based on management’s estimate of the average term for all options issued under both plans. In calculating the estimated fair value of stock option awards made in 2005, the Corporation utilized its historical volatility and dividend yield over the immediately prior 6-year periods to estimate future levels of volatility and dividend yield. In calculating dividend yield in 2005, the Corporation included an assumed 1% stock dividend annually, consistent with its practice for many years. In 2005, the risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with 6-year maturities as of the grant date, and the 6-year term was based on management’s estimate of the average term for all options issued under both plans.

Total stock-based compensation expense is as follows:
(In Thousands)

	2007	2006	2005
Stock options	$156	$—	$—
Restricted stock	99	39	93

Total	$255	$39	$93

A summary of stock option activity is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	197,182	$21.62	203,993	$21.51	212,463	$20.03
Granted	43,385	$22.33	—	$—	37,176	$27.00
Exercised	(4,958)	$18.02	(5,341)	$17.91	(38,814)	$18.72
Forfeited	(4,439)	$24.67	(420)	$27.00	(6,832)	$21.85
Expired	(9,216)	$22.08	(1,050)	$17.00	—	$—

Outstanding, end of year	221,954	$21.76	197,182	$21.62	203,993	$21.51

Options exercisable at year-end	221,954	$21.76	197,182	$21.62	203,993	$21.51
Weighted-average fair value of options granted		$4.46		N/A		$2.45
Weighted-average fair value of options forfeited		$3.24		2.45		N/A
The weighted-average remaining contractual term of outstanding stock options at December 31, 2007 was 5.3 years. The aggregate intrinsic value of stock options outstanding at December 31, 2007 (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2007) was $72,000. The total intrinsic value of options exercised was $19,000 in 2007, $30,000 in 2006 and $460,000 in 2005.
The following summarizes nonvested stock options and restricted stock activity as of and for the year ended December 31, 2007:

	Stock Options		Restricted
	Weighted Average		Stock
		Fair	Number
	Number	Value	of Shares
Outstanding, December 31, 2006	—	$—	3,648
Granted	43,385	$4.46	6,529
Vested	(43,125)	$4.46	(2,376)
Forfeited	(260)	$4.46	(55)

Outstanding, December 31, 2007	—	$—	7,746

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. As of December 31, 2007, there was $56,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.3 years.
Effective January 3, 2008, the Corporation granted options to purchase a total of 83,907 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $17.50 per share, which was the market price at the date of grant, as determined under the Plans. The Corporation has not yet determined the amount of stock option-related compensation expense expected to be recognized in 2008 from these awards; however, based on a preliminary estimated fair value of $3.35 per share, total compensation expense in 2008 would be approximately $281,000. Management expects to use the Black-Scholes option-pricing model to measure compensation cost for these options. Also, effective January 3, 2008, the Corporation awarded a total of 5,137 shares of restricted stock under the Stock

Incentive and Independent Directors Stock Incentive Plans. Total estimated restricted stock expense for 2008 is $80,000. The stock options and restricted stock awards made in January 2008 are not included in the tables above.
The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2007. Management expects the Corporation to repurchase shares of its common stock in 2008 for a number of reasons, including possible future stock-based compensation awards and other corporate purposes; however, management cannot estimate the number of shares that will be repurchased. Based on historical volumes of stock options exercised, management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2008.
16. INCOME TAXES
The following temporary differences gave rise to the net deferred tax asset at December 31, 2007 and 2006:
(In Thousands)

	2007	2006
Deferred tax liabilities:
Unrealized holding gains on securities	$—	$916
Bank premises and equipment	2,127	1,354
Core deposit intangibles	498	139
Realized gains on securities	200	136
Loan fees and costs	128	82
Pension plans	—	136
Other deferred tax liabilities	60	32

Total	3,013	2,795

Deferred tax assets:
Unrealized holding losses on securities	(3,426)	—
Defined benefit plans — FASB 158	(214)	(615)
Allowance for loan losses	(3,050)	(2,851)
Credit for alternative minimum tax paid	(679)	(527)
Pension plans	(145)	—
Postretirement benefits	(376)	(346)
Supplemental executive retirement plan	(259)	(210)
Net operating loss carryforward	(57)	(63)
Valuation allowance on net operating loss carryforward	57	63
Investments in limited partnerships	(107)	(282)
Fair value discount on purchased loans	(252)	(62)
Fair value discount on borrowings	(212)	—
Other deferred tax assets	(224)	(189)

Total	(8,944)	(5,082)

Deferred tax asset, net	$(5,931)	$(2,287)

The provision for income taxes includes the following (in thousands):

	2007	2006	2005
Currently payable	$2,471	$2,793	$3,125
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in goodwill or other assets	193	290	333
Deferred	(21)	(311)	(665)

Total provision	$2,643	$2,772	$2,793

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Expected provision	$4,573	35.00%	$5,165	35.00%	$5,522	35.00%
Tax-exempt interest income	(1,443)	(11.05)	(1,821)	(12.34)	(2,301)	(14.58)
Nondeductible interest expense	182	1.39	220	1.49	223	1.41
Dividends received deduction	(221)	(1.69)	(253)	(1.71)	(254)	(1.61)
Increase in cash surrender value of life insurance	(252)	(1.93)	(221)	(1.50)	(196)	(1.24)
Surtax exemption	(79)	(0.60)	(98)	(0.66)	(83)	(0.53)
Employee stock option compensation	44	0.34	—	—	—	—
Other, net	(161)	(1.23)	(220)	(1.49)	(118)	(0.75)

Effective income tax provision	$2,643	20.23%	$2,772	18.78%	$2,793	17.70%

In 2005, the Corporation assumed an unused operating loss carryforward related to the acquisition of Canisteo Valley Corporation. As of December 31, 2007, the remaining unused operating loss carryforward totaled approximately $137,000. This operating loss carryforward may be applied against future taxable income through its expiration in 2024; however, the amount that may be utilized in any year is limited to the amount of taxable income generated by Canisteo Valley Corporation. Goodwill was reduced by $83,000 in 2006 and $25,000 in 2005 as a result of a portion of the deferred tax asset related to the operating loss being realized. If in the future more of the deferred tax asset related to the operating loss is realized, the associated valuation allowance will be allocated to reduce goodwill.
The Corporation has no unrecognized tax benefits nor pending examination issues related to tax positions taken in preparation of its income tax returns.
17. RELATED PARTY TRANSACTIONS
Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:
(In Thousands)

	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
15 directors, 5 executive officers 2007	$10,958	$353	$(2,271)	$5,185	$14,225
13 directors, 5 executive officers 2006	9,235	544	(2,651)	3,830	10,958
13 directors, 5 executive officers 2005	7,695	3,220	(2,513)	833	9,235
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
Deposits from related parties held by the Corporation amounted to $3,797,000 at December 31, 2007 and $3,379,000 at December 31, 2006.
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
Financial instruments whose contract amounts represent credit risk at December 31, 2007 and 2006 are as follows:
(In Thousands)

	2007	2006
Commitments to extend credit	$135,479	$122,161
Standby letters of credit	32,398	22,440
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
Financial standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the financial standby letters of credit are collateralized by real estate or other assets, while others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to financial standby letters of credit is not estimable. The Corporation has recorded no liability associated with financial standby letters of credit as of December 31, 2007 and 2006.
Financial standby letters of credit as of December 31, 2007 expire as follows:
(In Thousands)

Year of Expiration	Amount

2008	$29,167
2009	2,880
2010	351

Total	$32,398

19. OPERATING LEASES AND OTHER PURCHASE COMMITMENTS
The Corporation leases facilities and office equipment under operating leases expiring through 2009. Rental expense under operating leases totaled approximately $164,000 in 2007, $215,000 in 2006 and $213,000 in 2005. Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2007 are as follows:
(In Thousands)

2008	$97
2009	10
2010	—
2011	—
2012	—
Thereafter	—

In 2004, the Corporation purchased the license to utilize banking software, and entered into contractual commitments to pay annual maintenance fees associated with the software. Maintenance expense amounted to $400,000 in 2007, $393,000 in 2006 and $360,000 in 2005, and assuming the Corporation continues to utilize the system, maintenance fees payable will be approximately $400,000 in 2008 and $340,000 in 2009. Through October 2009, the Corporation would also be required to pay additional software license fees, based on the Bank’s asset size, determined based on the following schedule:

Asset Size	Additional Licensing Fee (in thousands)

$1.75 billion to $2 billion	$250
$2 billion to $2.25 billion	150 In addition to the $250 noted above
$2.25 billion to $2.5 billion	250 In addition to the $400 noted above
Above $2.5 billion	Based on the vendor’s then-current fee schedule
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
21. REGULATORY MATTERS
The Corporation (on a consolidated basis) and the subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.
To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and the Banks’ actual capital amounts and ratios are also presented in the following table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Total capital to risk-weighted assets:
Consolidated	$140,423	16.52%	$68,020	≥8%	n/a	n/a
C&N Bank	112,965	13.90%	65,017	≥8%	$81,272	≥10%
First State Bank	4,417	19.82%	1,783	≥8%	2,229	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	131,428	15.46%	34,010	≥4%	n/a	n/a
C&N Bank	104,297	12.83%	32,509	≥4%	48,763	≥6%
First State Bank	4,138	18.57%	892	≥4%	1,337	≥6%
Tier 1 capital to average assets:
Consolidated	131,428	10.91%	48,164	≥4%	n/a	n/a
C&N Bank	104,297	9.08%	45,927	≥4%	57,409	≥5%
First State Bank	4,138	9.54%	1,734	≥4%	2,168	≥5%

December 31, 2006:
Total capital to risk-weighted assets:
Consolidated	$137,337	17.97%	$61,127	≥8%	n/a	n/a
C&N Bank	106,258	14.67%	57,951	≥8%	$72,438	≥10%
First State Bank	4,300	19.28%	1,785	≥8%	2,231	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	126,131	16.51%	30,564	≥4%	n/a	n/a
C&N Bank	97,250	13.43%	28,975	≥4%	43,463	≥6%
First State Bank	4,020	18.02%	892	≥4%	1,338	≥6%
Tier 1 capital to average assets:
Consolidated	126,131	11.22%	44,975	≥4%	n/a	n/a
C&N Bank	97,250	9.16%	42,470	≥4%	53,087	≥5%
First State Bank	4,020	10.03%	1,604	≥4%	2,004	≥5%
Restrictions imposed by Federal Reserve Regulation H limit dividend payments in any year to the current year’s net income plus the retained net income of the prior two years without approval of the Federal Reserve Board. Accordingly, the Corporation’s dividends in 2008 may not exceed $6,100,000, plus consolidated net income for 2008. Additionally, banking regulators limit the amount of dividends that may be paid by the Banks to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $90,296,000 at December 31, 2007, subject to the minimum capital ratio requirements noted above.
Restrictions imposed by federal law prohibit the Corporation from borrowing from the Banks unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Banks’ tangible stockholder’s equity (excluding accumulated other comprehensive income) or $10,844,000 at December 31, 2007.

22. PARENT COMPANY ONLY
The following is condensed financial information for Citizens & Northern Corporation.
CONDENSED BALANCE SHEET
(In Thousands)

	December 31,
	2007	2006
ASSETS
Cash	$330	$576
Investment in subsidiaries:
Citizens & Northern Bank	107,705	95,184
Citizens & Northern Investment Corporation	22,013	26,410
Canisteo Valley Corporation	7,172	7,106
Bucktail Life Insurance Company	2,668	2,498
Other assets	38	83

TOTAL ASSETS	$139,926	$131,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	$2,134	$1,969
Other liabilities	11	—
Stockholders’ equity	137,781	129,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,926	$131,857

CONDENSED INCOME STATEMENT
(In Thousands)

	2007	2006	2005
Dividends from Citizens & Northern Bank	$5,885	$8,832	$13,805
Dividends from non-bank subsidiaries	3,417	1,105	—
Other dividend income and security gains	—	1	6
Expenses	(121)	(131)	(162)

Income before equity in undistributed income of subsidiaries	9,181	9,807	13,649
Equity in undistributed income of subsidiaries	1,243	2,179	(665)

NET INCOME	$10,424	$11,986	$12,984

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,424	$11,986	$12,984
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,243)	(2,179)	665
Dividend of security from nonbank subsidiary	(471)	—	—
Amortization of restricted stock	11	39	93
Decrease (increase) in other assets	45	(2)	18
Increase (decrease) in other liabilities	11	27	(6)

Net Cash Provided by Operating Activities	8,777	9,871	13,754

CASH FLOWS FROM INVESTING ACTIVITIES,
Investment in subsidiary	—	—	(7,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	89	89	656
Tax benefit from compensation plans, net	89	106	213
Stock issuance costs	(4)	—	—
Purchase of treasury stock	(949)	(2,274)	(59)
Dividends paid	(8,248)	(7,945)	(7,558)

Net Cash Used in Financing Activities	(9,023)	(10,024)	(6,748)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(246)	(153)	4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	576	729	725

CASH AND CASH EQUIVALENTS, END OF YEAR	$330	$576	$729

23. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents summarized quarterly financial data for 2007 and 2006:
(In Thousands, Except Per Share Data)

	2007 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$16,243	$17,692	$18,058	$18,228
Interest expense	8,000	8,679	8,551	8,679

Interest margin	8,243	9,013	9,507	9,549
Provision for loan losses	229	—	—	300

Interest margin after provision for loan losses	8,014	9,013	9,507	9,249
Other income	2,088	2,644	2,877	2,831
Net gains (losses) on available-for-sale securities	1,161	(1,172)	(68)	206
Other expenses	8,247	8,189	8,691	8,156

Income before income tax provision	3,016	2,296	3,625	4,130
Income tax provision	558	360	777	948

Net income	$2,458	$1,936	$2,848	$3,182

Net income per share — basic	$0.29	$0.22	$0.32	$0.35

Net income per share — diluted	$0.29	$0.22	$0.32	$0.35

(In Thousands, Except Per Share Data)

	2006 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$15,863	$15,984	$16,152	$16,463
Interest expense	7,278	7,566	7,833	8,097

Interest margin	8,585	8,418	8,319	8,366
Provision for loan losses	600	(300)	191	181

Interest margin after provision for loan losses	7,985	8,718	8,128	8,185
Other income	1,789	1,937	2,199	2,045
Gain from sale of credit card loans	—	—	—	340
Net gains on available-for-sale securities	1,315	1,333	1,602	796
Other expenses	7,843	7,976	7,640	8,155

Income before income tax provision	3,246	4,012	4,289	3,211
Income tax provision	426	813	1,016	517

Net income	$2,820	$3,199	$3,273	$2,694

Net income per share — basic	$0.33	$0.38	$0.39	$0.32

Net income per share — diluted	$0.33	$0.38	$0.39	$0.32

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors of Citizens & Northern Corporation:
We have audited the accompanying consolidated balance sheet of Citizens & Northern Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Citizens & Northern Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion.

/s/ Parente Randolph, LLC

Williamsport, Pennsylvania
February 28, 2008

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
The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2007, the Corporation’s internal control over financial reporting was effective.
Parente Randolph, LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2007. That report appears below.

February 28, 2008 Date	By:	/s/ Craig G. Litchfield Chairman, President and Chief Executive Officer

February 28, 2008 Date	By:	/s/ Mark A. Hughes Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm
Stockholders and Board of Directors of Citizens & Northern Corporation:
We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation, and our report dated February 28, 2008 expressed an unqualified opinion.

/s/ Parente Randolph, LLC

Williamsport, Pennsylvania
February 28, 2008

ITEM 9B. OTHER INFORMATION
There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2007 that was not disclosed.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 — Election of Directors,” “Corporation’s and C&N Bank’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Director Committees and Attendance, “Director Compensation,” and “Stockholder Proposals” of the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders to be held on April 15, 2008.
The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-end,” “Options Exercised and Stock Vested,” “Pension Benefits,” “401(k) Savings Plan/ESOP,” and “Change in Control Agreements” of the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders to be held on April 15, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Security Ownership of Management” of the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders to be held on April 15, 2008.
“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning loans and deposits with Directors and Executive Officers is provided in Note 17 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the caption “Certain Transactions,” “Proposal 1 — Election of Directors” and “Board of Director Committees and Attendance” of the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders to be held on April 15, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning services provided by the Corporation’s independent auditors, Parente Randolph, LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Audit Committee” of the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders to be held on April 15, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	69

Financial Statements:
Consolidated Balance Sheet — December 31, 2007 and 2006	32
Consolidated Statement of Income — Years Ended December 31, 2007, 2006 and 2005	33
Consolidated Statement of Changes in Stockholders’ Equity - Years Ended December 31, 2007, 2006 and 2005	34
Consolidated Statement of Cash Flows — Years Ended December 31, 2007, 2006 and 2005	35 - 36
Notes to Consolidated Financial Statements	37 - 68
(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.
(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-8 registration statement filed November 3, 2006

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders, including indentures	Not applicable

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Stock Option agreement dated January 3, 2007 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.2 Form of Restricted Stock agreement dated January 3, 2007 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Employment agreement dated December 30, 2002 between Citizens Bancorp, Inc. and Charles H. Updegraff, Jr. (assumed by the Corporation in the merger between the Corporation and Citizens Bancorp, Inc. effective May 1, 2007)	Filed herewith

10.4 Notice of termination of automatic renewal of employment agreement between the Corporation and Charles H. Updegraff, Jr. dated October 9, 2007	Filed herewith

10.5 Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-K on March 3, 2006

10.6 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-K on March 11, 2005

10.7 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 11, 2005

10.8 Change in Control Agreement dated December 31, 2003 between the Corporation and Craig G. Litchfield	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-K on March 10, 2004

10.9 Change in Control Agreement dated December 31, 2003 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 10, 2004

10.10 Change in Control Agreement dated December 31, 2003 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with the Corporation’s Form 10-K on March 10, 2004

10.11 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.12 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.13 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.14 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.15 Amendment #1 to Citizens & Northern Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2(b) filed with the Corporation’s Form 10-K on March 19, 2001

10.16 Amendment #2 to Citizens & Northern Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2(a) filed with the Corporation’s Form 10-K on March 19, 2001

10.17 Citizens & Northern Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 19, 2001

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 3 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K.

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics	The Code of Ethics is available through the Corporation’s website at www.cnbankpa.com. To access the Code of Ethics, click on “Shareholder News,” followed by “Corporate Governance” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:

31.1 Certification of Chief Executive Officer	Filed herewith

31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:

99.1 Additional information mailed to stockholders with proxy statement and Form 10-K on March 18, 2008	Filed herewith

100. XBRL-related documents	Not applicable
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By:	/s/ Craig G. Litchfield
Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date: February 28, 2008

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BOARD OF DIRECTORS

/s/ Dennis F. Beardslee
Dennis F. Beardslee
Date: February 28, 2008

/s/ R. Robert DeCamp
R. Robert DeCamp
Date: February 28, 2008

/s/ Jan E. Fisher
Jan E. Fisher
Date: February 28, 2008

/s/ R. Bruce Haner
R. Bruce Haner
Date: February 28, 2008

/s/ Susan E. Hartley
Susan E. Hartley
Date: February 28, 2008

/s/ Karl W. Kroeck
Karl W. Kroeck
Date: February 28, 2008

/s/ Leo F. Lambert
Leo F. Lambert
Date: February 28, 2008

/s/ Edward L. Learn
Edward L. Learn
Date: February 28, 2008

/s/ Craig G. Litchfield
Craig G. Litchfield
Date: February 28, 2008

/s/ Raymond R. Mattie
Raymond R. Mattie
Date: February 28, 2008

/s/ Edward H. Owlett, III
Edward H. Owlett, III
Date: February 28, 2008

/s/ Leonard Simpson
Leonard Simpson
Date: February 28, 2008

/s/ James E. Towner
James E. Towner
Date: February 28, 2008

/s/ Ann M. Tyler
Ann M. Tyler
Date: February 28, 2008

/s/ Charles H. Updegraff, Jr.
Charles H. Updegraff, Jr.
Date: February 28, 2008