Form 10-Q
period 2008-03-31
CITIZENS & NORTHERN CORP
filed 2008-05-07
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value) 8,968,179 Shares Outstanding on May 2, 2008

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — March 31, 2008 and 31-Dec-07	Page 3

Consolidated Statement of Income — Three Months Ended March 31, 2008 and 2007	Page 4

Consolidated Statement of Cash Flows — Three Months Ended March 31, 2008 and 2007	Page 5

Notes to Consolidated Financial Statements	Pages 6 through 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 12 through 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 27 through 30

Item 4. Controls and Procedures	Page 30

Part II. Other Information	Pages 31 through 33

Signatures	Page 33

Exhibit 10. Material Contracts	Pages 34 through 40

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 41

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 42

Exhibit 32. Section 1350 Certifications	Page 43
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(In Thousands Except Share Data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$24,079	$21,892
Interest-bearing	13,400	9,769

Total cash and cash equivalents	37,479	31,661
Trading securities	5,350	2,980
Available-for-sale securities	423,235	432,755
Held-to-maturity securities	408	409
Loans, net	720,928	727,082
Bank-owned life insurance	21,737	21,539
Accrued interest receivable	5,928	5,714
Bank premises and equipment, net	27,360	27,796
Foreclosed assets held for sale	196	258
Intangible asset — Core deposit intangibles	1,240	1,378
Intangible asset — Goodwill	12,032	12,032
Other assets	24,404	20,142

TOTAL ASSETS	$1,280,297	$1,283,746

LIABILITIES
Deposits:
Noninterest-bearing	$123,383	$125,485
Interest-bearing	719,501	713,018

Total deposits	842,884	838,503
Dividends payable	2,151	2,134
Short-term borrowings	41,895	40,678
Long-term borrowings	255,073	259,454
Accrued interest and other liabilities	6,580	5,196

TOTAL LIABILITIES	1,148,583	1,145,965

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2008 and 2007; issued 9,284,148 in 2008 and 9,193,192 in 2007	9,284	9,193
Stock dividend distributable	—	1,571
Paid-in capital	44,083	42,494
Retained earnings	97,230	96,628
Unamortized stock compensation	(122)	(56)
Treasury stock, at cost; 322,662 shares at March 31, 2008 and 303,058 shares at December 31, 2007	(5,350)	(4,992)

Sub-total	145,125	144,838

Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities	(13,012)	(6,654)
Defined benefit plans	(399)	(403)

Total accumulated other comprehensive loss	(13,411)	(7,057)

TOTAL STOCKHOLDERS’ EQUITY	131,714	137,781

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,280,297	$1,283,746

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CONSOLIDATED STATEMENT OF INCOME
(In Thousands, Except Per Share Data) (Unaudited)

	3 Months Ended
	March 31,	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$12,312	$11,281
Interest on balances with depository institutions	13	26
Interest on loans to political subdivisions	365	344
Interest on federal funds sold	50	101
Interest on trading securities	33	3
Income from available-for-sale and held-to-maturity securities:
Taxable	4,991	3,497
Tax-exempt	703	727
Dividends	233	264

Total interest and dividend income	18,700	16,243

INTEREST EXPENSE
Interest on deposits	5,627	5,890
Interest on short-term borrowings	306	475
Interest on long-term borrowings	2,723	1,635

Total interest expense	8,656	8,000

Interest margin	10,044	8,243
Provision for loan losses	904	229

Interest margin after provision for loan losses	9,140	8,014

OTHER INCOME
Service charges on deposit accounts	946	482
Service charges and fees	174	142
Trust and financial management revenue	877	682
Insurance commissions, fees and premiums	72	116
Increase in cash surrender value of life insurance	198	145
Other operating income	1,220	521

Total other income before realized (losses) gains on available-for-sale securities, net	3,487	2,088
Realized (losses) gains on available-for-sale securities, net	(110)	1,161

Total other income	3,377	3,249

OTHER EXPENSES
Salaries and wages	3,691	3,595
Pensions and other employee benefits	1,151	1,185
Occupancy expense, net	754	626
Furniture and equipment expense	648	645
Pennsylvania shares tax	292	236
Other operating expense	1,928	1,960

Total other expenses	8,464	8,247

Income before income tax provision	4,053	3,016
Income tax provision	937	558

NET INCOME	$3,116	$2,458

PER SHARE DATA:
Net income — basic	$0.35	$0.29
Net income — diluted	$0.35	$0.29

Dividend per share	$0.24	$0.24

Number of shares used in computation — basic	8,974,407	8,376,139
Number of shares used in computation — diluted	8,991,327	8,394,165
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands) (Unaudited)

	3 Months Ended
	Mar. 31,	Mar. 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,116	$2,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	904	229
Realized losses (gains) on available-for-sale securities, net	110	(1,161)
Gain on sale of foreclosed assets, net	(34)	(10)
Depreciation expense	719	642
Accretion and amortization on securities, net	119	114
Accretion and amortization on loans, deposits and borrowings, net	(104)	—
Increase in cash surrender value of life insurance	(198)	(145)
Stock-based compensation	142	103
Amortization of core deposit intangibles	138	21
Net increase in trading securities	(2,370)	—
Increase in accrued interest receivable and other assets	(2,123)	(1,712)
Increase in accrued interest payable and other liabilities	1,055	567

Net Cash Provided by Operating Activities	1,474	1,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	1	1
Proceeds from sales of available-for-sale securities	6,692	16,709
Proceeds from calls and maturities of available-for-sale securities	18,431	8,557
Purchase of available-for-sale securities	(25,463)	(10,871)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(283)	(312)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,164	1,182
Net decrease (increase) in loans	5,144	(8,779)
Purchase of premises and equipment	(283)	(600)
Return of principal on limited partnership investment	9	—
Proceeds from sale of foreclosed assets	259	75

Net Cash Provided by Investing Activities	5,671	5,962

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,372	9,809
Net increase in short-term borrowings	1,217	9,709
Proceeds from long-term borrowings	10,000	—
Repayments of long-term borrowings	(14,325)	(27,880)
Purchase of treasury stock	(440)	(404)
Sale of treasury stock	—	75
Dividends paid	(2,151)	(1,988)

Net Cash Used in Financing Activities	(1,327)	(10,679)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,818	(3,611)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,661	27,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,479	$23,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$163	$189
Interest paid	$8,731	$8,078
Income taxes paid	$362	$10
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Notes to Consolidated Financial Statements
1. BASIS OF INTERIM PRESENTATION
The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2007, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
Results reported for the three months ended March 31, 2008 might not be indicative of the results for the year ending December 31, 2008.
This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.
2. PER SHARE DATA
Net income per share is based on the weighted-average number of shares of common stock outstanding. The number of shares used in calculating net income and cash dividends per share reflect the retroactive effect of stock dividends for all periods presented. The following data shows the amounts used in computing net income per share and the weighted average number of shares of dilutive stock options. As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation’s common stock during the period.

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended March 31, 2008
Earnings per share – basic	$3,116,000	8,974,407	$0.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		148,788
Hypothetical share repurchase at $19.31		(131,868)

Earnings per share – diluted	$3,116,000	8,991,327	$0.35

Quarter Ended March 31, 2007
Earnings per share – basic	$2,458,000	8,376,139	$0.29
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		111,900
Hypothetical share repurchase at $21.87		(93,874)

Earnings per share – diluted	$2,458,000	8,394,165	$0.29

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
3. COMPREHENSIVE INCOME
Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of comprehensive (loss) income, and the related tax effects, are as follows:

	3 Months Ended
	March 31,
(In Thousands)	2008	2007
Net income	$3,116	$2,458

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(9,743)	624
Reclassification adjustment for losses (gains) realized in income	110	(1,161)

Other comprehensive loss on available-for-sale securities before income tax	(9,633)	(537)
Income tax related to unrealized loss on available-for-sale securities	3,275	183

Other comprehensive loss on available-for-sale securities	(6,358)	(354)

Unfunded pension and postretirement obligations:
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	5	11
Income tax related to other comprehensive gain	(1)	(5)

Other comprehensive gain on unfunded retirement obligations	4	6

Total comprehensive (loss) income	$(3,238)	$2,110

4. SECURITIES
The Corporation’s trading assets at March 31, 2008 were composed exclusively of municipal bonds. In the first quarter 2008, the gain on trading activities included in earnings totaled $19,000. This amount included $35,000 in net realized gains and $16,000 in net unrealized losses. In the first quarter 2007, the realized gain on trading activities included in earnings totaled $6,000. There were no unrealized gains or losses on trading securities in the first quarter 2007. Gains and losses from trading activities are included in Other Operating Income in the consolidated income statement.
Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2008 are summarized as follows:

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$22,200	$876	$—	$23,076
Obligations of states and political subdivisions	64,767	191	(4,682)	60,276
Mortgage-backed securities	159,554	1,844	(252)	161,146
Collateralized mortgage obligations	68,777	332	(1,207)	67,902
Other securities	104,851	292	(17,537)	87,606

Total debt securities	420,149	3,535	(23,678)	400,006
Marketable equity securities	22,795	2,984	(2,550)	23,229

Total	$442,944	$6,519	$(26,228)	$423,235

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$306	$20	$—	$326
Obligations of other U.S. Government agencies	99	7	—	106
Mortgage-backed securities	3	—	—	3

Total	$408	$27	$—	$435

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008.

	Less Than 12 Months		12 Months or More		Total
March 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	32,586	(2,968)	13,672	(1,714)	46,258	(4,682)
Mortgage-backed securities	17,277	(133)	7,954	(119)	25,231	(252)
Collateralized mortgage obligations	18,979	(259)	20,619	(948)	39,598	(1,207)
Other securities	52,997	(11,429)	25,208	(6,108)	78,205	(17,537)

Total debt securities	121,839	(14,789)	67,453	(8,889)	189,292	(23,678)
Marketable equity securities	6,371	(1,280)	3,982	(1,270)	10,353	(2,550)

Total temporarily impaired available-for-sale securities	$128,210	$(16,069)	$71,435	$(10,159)	$199,645	$(26,228)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities at March 31, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and the first quarter of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities (which comprise most of the balance in “Other securities” in the table above), trading volume has been limited and consisted almost entirely of sales by distressed sellers. As a result, quoted market prices on many securities have been substantially depressed without regard to the attributes specific to each security.
Although not directly related to the specific securities held by the Corporation, these events have been impacting market prices for municipal bonds and trust-preferred securities. Management believes municipal bond valuations have been negatively impacted by reported financial problems by some of the largest companies that insure municipal bond offerings. Trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. Most of the Corporation’s investments in trust-preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Almost all of the Corporation’s pooled trust-preferred securities are comprised of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts. Management believes trust-preferred valuations have been negatively affected by concerns that the underlying banks

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. In the first quarter of 2008, management has reviewed and discussed the Corporation’s individual holdings of municipal bonds and trust-preferred securities with its investment advisors, and has concluded that no downgrades or deterioration in the credit quality of the securities have occurred that would warrant an other- than-temporary impairment charge to the income statement. Based on the Corporation’s ability and intent to hold its debt securities for the foreseeable future, and management’s assessment of the creditworthiness of the issuers, management believes the Corporation’s debt securities at March 31, 2008 were not other-than-temporarily impaired.
Unrealized losses on marketable equity securities are mainly from investments in common stocks of banking corporations. Management believes that recent declines in market prices of many bank stocks have been caused by media reports regarding sub-prime mortgage losses and similar events that have mainly affected mortgage banking operations and very large financial institutions.
Management evaluated equity securities held as of March 31, 2008. Upon evaluation, it was determined that an equity security issued by a regional banking corporation was other-than-temporarily impaired. The investment was written down to the current market value at March 31, 2008, and the Corporation recognized a pretax loss of $249,000. Management believes the impairment of the Corporation’s other marketable equity securities to be temporary.
5. ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
The Corporation measures certain assets at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Statement of Financial Accounting Standards No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:
Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Corporation for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.
Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices in markets that are not active for identical or similar assets and other observable inputs.
Level 3 – Fair value would be based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.
At March 31, 2008, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	$23,076	$—	$23,076
Obligations of states and political subdivisions	—	60,276	—	60,276
Mortgage-backed securities	—	161,146	—	161,146
Collateralized mortgage obligations	—	67,902	—	67,902
Other securities	—	87,606	—	87,606

Total debt securities	—	400,006	—	400,006
Marketable equity securities	23,229	—	—	23,229

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Total available-for-sale securities	23,229	400,006	—	423,235

TRADING SECURITIES,
Obligations of states and political subdivisions	2,278	3,072	—	5,350

Total	$25,507	$403,078	$—	$428,585

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
In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at March 31, 2008 and December 31, 2007, and will not affect the Corporation’s future expenses.
The Corporation uses a December 31 measurement date for its plans. In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002. The Corporation used a September 30 measurement date for this plan in 2007, and will change to a December 31 measurement date in 2008. The Citizens Trust Company Retirement Plan is not significant in comparison to the other defined benefit plans, and information related to that plan is not included in the table that follows.
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension		Postretirement
	Three Months Ended		Three Months Ended
Defined Benefit Plans	March 31,		March 31,
(In Thousands)	2008	2007	2008	2007
Service cost	$10	$171	$17	$18
Interest cost	149	175	20	17
Expected return on plan assets	(77)	(230)	—	—
Amortization of transition (asset) obligation	(6)	(6)	9	9
Amortization of prior service cost	—	2	2	—
Recognized net actuarial loss	—	11	—	1

Net periodic benefit cost	$76	$123	$48	$45

The Corporation has not made a contribution to the defined benefit pension plan in the first quarter 2008, and the timing and amount of its contribution in 2008 will depend on requirements to fund its final obligations under the terminated plan. At this time, the Corporation cannot estimate the amount of contribution required for the defined benefit pension plan in 2008. In the first quarter 2008, the Corporation funded postretirement contributions totaling $15,000, with estimated annual postretirement contributions of $51,000 expected in 2008 for the full year.
7. STOCK-BASED COMPENSATION PLANS
In January 2008, the Corporation granted options to purchase a total of 83,257 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2007, the Corporation granted options

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
to purchase a total of 43,385 shares of common stock. The exercise price for the 2008 awards is $17.50 per share, and the exercise price for the 2007 awards is $22.325 per share, based on the market price as of the date of each grant. The Corporation records stock option expense based on estimated fair value calculated using an option valuation model. The Corporation recorded total stock option expense of $118,000 in the first quarter 2008 and $79,000 in the first quarter 2007. The Corporation expects total stock option expense for the year ending December 31, 2008 to be approximately $209,000, and total stock option expense for the year ended December 31, 2007 was $156,000.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
In calculating the fair value, the Corporation utilized the Black-Scholes option-pricing model. The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2008	2007
Fair value of each option granted	$3.15	$4.46
Volatility	23%	23%
Expected option lives	9 Years	8 Years
Risk-free interest rate	4.05%	4.69%
Dividend yield	3.74%	3.61%
In calculating the estimated fair value of stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates. The 9-year expected option life used for 2008 awards, and 8-year expected option life used for 2007 awards, were based on management’s estimates of the average term for all options issued under both plans. For the 2008 and 2007 awards, management assumed a 23% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.
Also, the Corporation awarded a total of 5,062 shares in January 2008 and 6,529 shares in January 2007 of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Total restricted stock expense amounted to $24,000 in the first quarters of 2008 and 2007.
8. CONTINGENCIES
In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
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
REFERENCES TO 2008 AND 2007
Unless otherwise noted, all references to “2008” in the following discussion of operating results are intended to mean the three months ended March 31, 2008, and similarly, references to “2007” relate to the three months ended March 31, 2007.
EARNINGS OVERVIEW
Net income in 2008 was $3,116,000, or $0.35 per share – basic and diluted. First quarter 2008 earnings per share were 20.7% higher than first quarter 2007 results of $0.29 per share – basic and diluted, or $2,458,000. Net income per share – basic and diluted was unchanged at $0.35 per share from the fourth quarter 2007, when net income totaled $3,182,000. Return on average assets was 0.98% in 2008, up from 0.88% in 2007. Return on average equity was 8.99% for 2008, up from 7.50% in 2007.
The most significant changes in the components of earnings for the first quarter 2008, as compared to the first quarter 2007, were as follows:
•	The interest margin increased $1,801,000, or 21.8%. The improved interest margin includes the impact of the Citizens Bancorp, Inc. acquisition, which included its wholly-owned banking subsidiary, Citizens Trust Company. The acquisition was effective May 1, 2007, and increased outstanding loans and provided deposits and other funding. The interest margin has also been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings, and by higher earnings on the investment portfolio resulting from higher average holdings of securities.
•	Noninterest income increased $1,399,000, or 67.0%. In the first quarter 2008, noninterest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Noninterest income in the first quarter 2008 also included an increase of $464,000, or 96.3%, in service charges on deposit accounts, primarily from growth in deposit volumes from the Citizens Bancorp acquisition, as well as higher fees on overdrafts associated with a new overdraft privilege program implemented in the

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
first quarter 2008. Trust and Financial Management revenue increased $195,000, or 28.6%, mainly as a result of the addition of Citizens Bancorp.
•	In the first quarter 2008, net realized losses from available-for-sale securities amounted to $110,000, as compared to net realized gains of $1,161,000 in the first quarter 2007. In the first quarter 2008, C&N recognized an impairment charge of $249,000 on an investment in the stock of a commercial banking company. In the first quarter 2007, C&N realized significant gains from sales of bank stocks.
•	The provision for loan losses was $904,000 in the first quarter 2008, an increase of $675,000. The comparatively high loan loss provision in the first quarter 2008 resulted mainly from estimated losses on loans to two commercial borrowers.
•	Noninterest expense increased $217,000, or 2.6%. The increase in total noninterest expense included the impact of the Citizens Bancorp acquisition, with additional personnel and other costs associated with adding three locations that were not included in the Corporation’s activities in the first quarter 2007.
•	The provision for income taxes was $379,000 higher, mainly because of a higher level of pre-tax income.
TABLE I — QUARTERLY FINANCIAL DATA
(In Thousands)

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2007	2007	2007	2007
Interest income	$18,700	$18,228	$18,058	$17,692	$16,243
Interest expense	8,656	8,679	8,551	8,679	8,000

Interest margin	10,044	9,549	9,507	9,013	8,243
Provision for loan losses	904	300	—	—	229

Interest margin after provision for loan losses	9,140	9,249	9,507	9,013	8,014
Other income	3,487	2,831	2,877	2,644	2,088
Net (losses) gains on available-for-sale securities	(110)	206	(68)	(1,172)	1,161
Other expenses	8,464	8,156	8,691	8,189	8,247

Income before income tax provision	4,053	4,130	3,625	2,296	3,016
Income tax provision	937	948	777	360	558

Net income	$3,116	$3,182	$2,848	$1,936	$2,458

Net income per share – basic	$0.35	$0.35	$0.32	$0.22	$0.29

Net income per share – diluted	$0.35	$0.35	$0.32	$0.22	$0.29

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.
Prospects for the Remainder of 2008
Management remains cautiously optimistic about the Corporation’s earnings prospects in 2008. Unlike most of 2005-2007, the yield curve has a positive shape, meaning that long-term rates are higher than short-term rates. As described in more detail in Item 3, Quantitative and Qualitative Disclosures About Market Risk, the Corporation is liability sensitive, meaning that its sources of funds (mainly deposits and borrowings) tend to re-price more quickly on average when interest rates change than do its earning assets (mainly loans and available-for-sale debt securities). Accordingly, the Corporation tends to generate lower earnings when short-term interest rates rise and higher earnings when short-term rates fall. With recent reductions in the Fed Funds target rate (which has fallen from 5.25% in August 2007 to its mid-April 2008 level of 2.25%), the Corporation has experienced some recent reductions in its cost of funds and improvement in its net interest margin.
The addition of Citizens Bancorp, Inc. is expected to be accretive to earnings in 2008, and inclusion of those operations for the full year in 2008 (as opposed to eight months in 2007) will lead to higher reported levels of

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
revenues and expenses. The addition of the Citizens Trust Company trust department has contributed significantly to growth in trust assets under management and revenue, and management expects continued strong trust revenue performance over the remainder of 2008.
In January 2008, the Corporation implemented an overdraft privilege program. This program is designed to provide customers an opportunity to have checks paid that would otherwise have been returned, and to avoid charges from merchants and other payees. As described later in the Earnings Overview section of Management’s Discussion and Analysis, the Corporation generated a significant increase in noninterest revenue as a result of implementing the overdraft privilege program in the first quarter 2008, and management expects to continue that trend for the remainder of the year.
In the second quarter 2008, consultants will begin working with the Corporation’s management and employees to identify opportunities for further improvements in earnings. Although there can be no guarantee that improvements will result, the consultants’ focus will be on identifying opportunities for revenue enhancements and reductions in expenses through improved efficiencies.
The provision for loan losses for the first quarter 2008 was $904,000, a level much higher than management anticipated going into the year. In comparison, the annual provision for loan losses was $529,000 in 2007, $672,000 in 2006 and $2,026,000 in 2005. The comparatively high loan loss provision in the first quarter 2008 resulted from circumstances related to two large commercial loan relationships. Issues related to its larger commercial borrowers significantly affect the Corporation’s provision for loan losses in any particular period. Accordingly, the amount of loan loss provision for the remainder of 2008 will depend substantially on the credit status of the commercial portfolio. Although management is concerned about reports that the national economy is in or near recessionary status, to date the Corporation has not experienced significant deterioration in loan delinquencies, nor a noticeable change in volume of activity related to troubled debts or foreclosures. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of exotic mortgage loans that have received negative publicity in the last several months of 2007 and early 2008.
Benefits under the Corporation’s defined benefit pension plan were frozen, and a decision was made to terminate the Plan, effective December 31, 2007. The Corporation will record a realized loss from settlement of the defined benefit pension plan at the time it funds the final amounts necessary to extinguish its obligations under the Plan. The amount of settlement loss, which management expects will be incurred in 2008, has not yet been finally determined; however, management estimates a settlement loss in the income statement from termination of the plan in 2008 in an amount ranging from $500,000 to $1,000,000. As reflected in Note 6 to the consolidated financial statements, in the first quarter 2008, the Corporation recorded expense from the defined benefit plan of $76,000. For the year ended December 31, 2007, when a significant amount of service cost was still accruing, expense from the defined benefit plan (excluding a loss from curtailment of $77,000) totaled $495,000. Also in the first quarter 2008, employer matching contributions under the Corporation’s Employee Savings & Retirement Plan (a 401(k) plan), were increased, which will result in an estimated increase in expense of $150,000 for the year. Going forward after termination and settlement of the Plan, management expects the net impact of terminating the defined benefit plan and increasing the Savings & Retirement Plan contributions to be lower ongoing employee benefit expenses.
Another major variable that affects the Corporation’s earnings is securities gains and losses. Management’s decisions regarding sales of securities are based on a variety of factors, with the overall goal of maximizing portfolio return over a long-term horizon. Throughout the first several years of this decade, the Corporation realized substantial gains from sales of bank stocks. From 2002-2006, the Corporation reported average annual realized gains from available-for-sale securities of $3,631,000. That trend continued in the first quarter 2007, as realized gains from available-for-sale securities totaled $1,161,000. However, in the second and third quarters of 2007, the Corporation restructured the debt securities portfolio, resulting in realized losses in excess of $2 million. For the year ended December 31, 2007, net realized gains from available-for-sale securities totaled $127,000. In the first quarter 2008, the Corporation reported net realized losses from available-for-sale securities of $110,000, including the effect of writing down an impaired bank stock by $249,000. Recently, market valuations of most financial stocks have been depressed, with some of the nation’s largest financial institutions reporting net losses in 2007 and the first quarter 2008, triggered by write-offs of sub-prime mortgages, collateralized debt obligations and other investments. Management believes this valuation issue to be cyclical; however, opportunities for realized gains from bank stocks are expected to be limited in 2008. Further, as discussed in more detail in Note 4 to the financial statements, the Corporation has significant unrealized losses on its holdings of municipal bonds, trust-preferred securities and some of its bank stocks as of March 31, 2008. Management has discussed the Corporation’s individual holdings of municipal bonds and trust-preferred securities with its investment advisors, and has concluded that no downgrades or deterioration in the credit quality of the securities has occurred that would warrant an other-than-temporary

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
impairment charge to the income statement. Also, management has reviewed its holdings of bank stocks as of March 31, 2008, and concluded that – with the exception of the security that was written down through earnings – none of them were other-than-temporarily impaired. Management will continue to closely monitor the status of impaired securities throughout 2008.
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
NET INTEREST MARGIN
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest margin for 2008 and 2007. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.
The fully taxable equivalent net interest margin was $10,542,000 in 2008, $1,818,000 (20.8%) higher than in 2007. As shown in Table IV, net increases in volume had the effect of increasing net interest income $939,000 in 2008 over 2007, and interest rate changes had the effect of increasing net interest income $879,000. Increases in volume of earning assets and interest-bearing liabilities were significantly affected by the acquisition of Citizens Trust Company on May 1, 2007. The most significant components of the volume changes in interest income in 2008 were an increase of $1,357,000 attributable to growth in the available-for-sale securities portfolio and an increase of $921,000 attributable to loan growth. The most significant volume change in interest expense in 2008 was an increase of $935,000 resulting from an increase in long-term borrowings. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.06% in the first three months of 2008, as compared to 2.92% for the year ended December 31, 2007 and 2.80% in the first three months of 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $19,198,000 in 2008, an increase of 14.8% over 2007. Income from available-for-sale securities increased $1,430,000, or 29.7%, and interest and fees from loans increased $1,064,000, or 9.0%. As indicated in Table III, total average available-for-sale securities in 2008 rose to $441,461,000, an increase of $96,210,000, or 27.9% from 2007. Throughout much of 2007, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. In December 2007, the Corporation purchased approximately
$86,152,000 in mortgage-backed securities in connection with two repurchase agreements. The average rate of return on available-for-sale securities was 5.68% for 2008, in line with the 5.65% return for the year ended December 31, 2007 and 5.65% in the first three months of 2007.
The average balance of gross loans increased 7.0% to $733,102,000 in 2008 from $685,418,000 in the first three months of 2007. Excluding Citizens Trust Company, average total loans decreased $8,869,000, or 1.3%. Over the last several months of 2007 and the first quarter of 2008, the Corporation has experienced modest growth in the average balance of residential mortgage loans, while the balance of commercial loans has decreased as a result of payoffs of several individual commercial relationships. The average rate of return on loans was 7.05% in 2008, in line with the 7.10% return for the year ended December 31, 2007 and 6.97% in the first three months of 2007.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense rose $656,000, or 8.2%, to $8,656,000 in 2008 from $8,000,000 in 2007. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 3.45% in 2008, from 3.70% for the year ended December 31, 2007 and 3.72% in the first three months of 2007.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 9.4%, to $829,593,000 in 2008 from $758,466,000 in the first three months of 2007. Excluding acquired Citizens Trust Company deposit accounts, total average deposits decreased $10,740,000 (1.4%). The average rates incurred on deposit accounts have decreased significantly in the first three months of 2008 as compared to the first three months of 2007. The decreases in rates reduced interest expense on deposits by $770,000.
The combined average total short-term and long-term borrowed funds increased $78,988,000 to $296,331,000 in 2008 from $217,343,000 in the first three months of 2007. In December 2007, the Corporation entered into two repurchase agreements totaling $80,000,000; the proceeds were used to purchase mortgage-backed securities as described above. In addition, the Corporation’s interest expense increased as several borrowings matured in 2007 and were replaced at higher rates. The average rate on long-term borrowings was 4.26% in 2008, up from 3.93% in the first three months of 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2008	2007	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$5,218	$3,755	$1,463
Tax-exempt	1,021	1,054	(33)

Total available-for-sale securities	6,239	4,809	1,430

Held-to-maturity securities, Taxable	6	6	—
Trading securities	48	4	44
Interest-bearing due from banks	13	26	(13)
Federal funds sold	50	101	(51)
Loans:
Taxable	12,312	11,281	1,031
Tax-exempt	530	497	33

Total loans	12,842	11,778	1,064

Total Interest Income	19,198	16,724	2,474

INTEREST EXPENSE
Interest checking	309	568	(259)
Money market	1,296	1,411	(115)
Savings	79	78	1
Certificates of deposit	2,527	2,442	85
Individual Retirement Accounts	1,415	1,390	25
Other time deposits	1	1	—
Short-term borrowings	306	475	(169)
Long-term borrowings	2,723	1,635	1,088

Total Interest Expense	8,656	8,000	656

Net Interest Income	$10,542	$8,724	$1,818

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table IIl — Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	3 Months		Year		3 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	3/31/2008	Return/	12/31/2007	Return/	3/31/2007	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$378,335	5.55%	$290,743	5.49%	$280,421	5.43%
Tax-exempt	63,126	6.51%	62,065	6.43%	64,830	6.59%

Total available-for-sale securities	441,461	5.68%	352,808	5.65%	345,251	5.65%

Held-to-maturity securities,
Taxable	409	5.90%	412	5.83%	414	5.88%
Trading securities	3,021	6.39%	1,665	5.89%	254	6.39%
Interest-bearing due from banks	1,398	3.74%	1,864	4.67%	1,802	5.85%
Federal funds sold	6,493	3.10%	4,017	5.25%	7,661	5.35%
Loans:
Taxable	700,325	7.07%	696,667	7.13%	653,473	7.00%
Tax-exempt	32,777	6.50%	32,602	6.46%	31,945	6.31%

Total loans	733,102	7.05%	729,269	7.10%	685,418	6.97%

Total Earning Assets	1,185,884	6.51%	1,090,035	6.62%	1,040,800	6.52%
Cash	18,434		19,485		17,284
Unrealized gain/loss on securities	(11,045)		(324)		2,779
Allowance for loan losses	(8,958)		(8,697)		(8,318)
Bank premises and equipment	27,683		26,767		23,242
Intangible Asset — Core Deposit Intangible	1,321		1,287		327
Intangible Asset — Goodwill	12,032		8,864		2,809
Other assets	46,478		41,487		37,104

Total Assets	$1,271,829		$1,178,904		$1,116,027

INTEREST-BEARING LIABILITIES
Interest checking	$83,160	1.49%	$75,488	2.42%	$73,350	3.14%
Money market	184,709	2.82%	183,178	3.29%	174,968	3.27%
Savings	64,072	0.50%	62,976	0.54%	58,135	0.54%
Certificates of deposit	243,023	4.18%	242,822	4.44%	225,041	4.40%
Individual Retirement Accounts	135,635	4.20%	131,158	4.50%	122,695	4.59%
Other time deposits	1,034	0.39%	1,283	0.55%	900	0.45%
Short-term borrowings	39,537	3.11%	48,373	3.98%	48,597	3.96%
Long-term borrowings	256,794	4.26%	170,229	4.17%	168,746	3.93%

Total Interest-bearing Liabilities	1,007,964	3.45%	915,507	3.70%	872,432	3.72%
Demand deposits	117,960		115,350		103,377
Other liabilities	7,227		9,378		9,110

Total Liabilities	1,133,151		1,040,235		984,919

Stockholders’ equity, excluding other comprehensive income (loss)	146,373		140,035		130,447
Other comprehensive income (loss)	(7,695)		(1,366)		661

Total Stockholders’ Equity	138,678		138,669		131,108

Total Liabilities and Stockholders’ Equity	$1,271,829		$1,178,904		$1,116,027

Interest Rate Spread		3.06%		2.92%		2.80%
Net Interest Income/Earning Assets		3.58%		3.51%		3.40%

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE IV — ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)

	YTD Ended 3/31/08 vs. 3/31/07
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$1,379	$84	$1,463
Tax-exempt	(22)	(11)	(33)

Total available-for-sale securities	1,357	73	1,430

Held-to-maturity securities,
Taxable	—	—	—
Trading securities	44	—	44
Interest-bearing due from banks	(5)	(8)	(13)
Federal funds sold	(14)	(37)	(51)
Loans:
Taxable	906	125	1,031
Tax-exempt	15	18	33

Total loans	921	143	1,064

Total Interest Income	2,303	171	2,474

INTEREST-BEARING LIABILITIES
Interest checking	70	(329)	(259)
Money market	79	(194)	(115)
Savings	8	(7)	1
Certificates of deposit	203	(118)	85
Individual Retirement Accounts	147	(122)	25
Other time deposits	—	—	—
Short-term borrowings	(78)	(91)	(169)
Long-term borrowings	935	153	1,088

Total Interest Expense	1,364	(708)	656

Net Interest Income	$939	$879	$1,818

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE V — COMPARISON OF NONINTEREST INCOME
(In Thousands)

	3 Months Ended
	March 31,	March 31,
	2008	2007
Service charges on deposit accounts	$946	$482
Service charges and fees	174	142
Trust and financial management revenue	877	682
Insurance commissions, fees and premiums	72	116
Increase in cash surrender value of life insurance	198	145
Other operating income	1,220	521

Total other operating income before realized (losses) gains on available-for-sale securities, net	3,487	2,088
Realized (losses) gains on available-for-sale securities, net	(110)	1,161

Total Other Income	$3,377	$3,249

Total noninterest income increased $128,000 or 3.9%, in 2008 compared to 2007. Excluding realized gains and losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis, the increase is 67% in 2008 over 2007. Items of significance are as follows:
•	Service charges on deposit accounts increased $464,000, or 96.3%, in 2008 as compared to 2007. Approximately $176,000 of the increase is attributable to the growth in deposit volumes from the Citizens Bancorp acquisition. The balance of the increase is primarily due to higher revenue from overdrafts associated with a new overdraft privilege program implemented in the first quarter of 2008.

•	Service charges and fees increased $32,000, or 22.5%, in 2008 over 2007. Within this category, the largest changes were from the increase of ATM fees of $33,000 and ATM surcharges of $7,000. The increase in both ATM fees and surcharges is related to the increase in the number of ATM machines, including those from the Citizens Trust acquisition. A new fee schedule was adopted in the last quarter of 2007, also contributing to the increase in ATM fees.

•	Trust and financial management revenue increased $195,000, or 28.6%, in 2008 over 2007, mainly as a result of the addition of Citizens Trust. Trust revenue from Citizens Trust customers was approximately $136,000, or 69.7% of the increase in the first quarter of 2008. Assets under management have increased 20.5% over the last 12 months, to $634,489,000 at March 31, 2008. The increase in assets under management is attributable to a combination of the acquisition of Citizens Bancorp, market value appreciation and new business.

•	Insurance commissions, fees and premiums have decreased $44,000, or 37.9% in 2008 as compared to 2007. The decrease primarily relates to the reduction in revenues from credit-related insurance products for Bucktail Life Insurance Company.

•	The increase in the cash surrender value of life insurance increased $53,000, or 36.6%, in 2008 over 2007. Such increase includes $42,000 related to bank owned life insurance acquired with Citizens Trust.

•	Other operating income increased $699,000, or 134.2%, in 2008 over 2007. The most significant increase was a gain of $533,000 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Also, this category includes an increase of $65,000 in interchange fees related to debit card transactions, primarily attributed to the increase in volume for the Citizens Trust Company branches.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

TABLE VI- COMPARISON OF NONINTEREST EXPENSE
(In Thousands)

	3 Months Ended
	March 31,	March 31,
	2008	2007
Salaries and wages	$3,691	$3,595
Pensions and other employee benefits	1,151	1,185
Occupancy expense, net	754	626
Furniture and equipment expense	648	645
Pennsylvania shares tax	292	236
Other operating expense	1,928	1,960

Total Other Expense	$8,464	$8,247

Total noninterest expense increased $217,000, or 2.6%, in 2008 over 2007. The increase in noninterest expense includes the effect of the May 2007 Citizens Bancorp acquisition, with additional personnel and other costs associated with adding three operating locations. Significant changes in 2008 as compared to 2007 include the following:
•	Salaries and wages increased $96,000, or 2.7%. The net increase in salaries and wages included the impact of staff additions from the Citizens Bancorp acquisition, partially offset by reductions in personnel that have taken place over the last half of 2007 and first quarter 2008.

•	Pensions and other employee benefits decreased $34,000, or 2.9%. Within this category, there were several significant changes, summarized as follows:
o	Payroll tax expense decreased $61,000. In the first quarter 2007, the Corporation recorded payroll tax expense associated with incentive bonuses that were determined based on 2006 performance and paid in January 2007. There were no incentive bonuses awarded based on 2007 performance, and accordingly, no bonus-related payroll tax expense was recorded in 2008.

o	Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $49,000 lower in 2008 than in 2007. The reduced level of expense resulted from use of a lower estimated percentage of salaries used to record expense in 2008 for these contributions, for which participants vest on the last day of the year.

o	Defined benefit pension plan expense decreased $47,000, as a result of the decision to freeze the plan, effective December 31, 2007. The expected impact on 2008 earnings of the freezing of benefits, and termination of the plan, is discussed in more detail in the Prospects for the Remainder of 2008 section of Management’s Discussion and Analysis.

o	Group health insurance expense was $105,000 higher in 2008, mainly because an experience-related refund reduced expense in 2007.
•	Occupancy expense increased $128,000, or 20.5%. Approximately $102,000 of the increase relates to the addition of the Citizens Trust Company branches. In addition, utility costs, real estate taxes and building maintenance costs were higher in the first quarter of 2008 compared to 2007.

•	Pennsylvania shares tax expense increased $56,000, or 23.7%, mainly because of the addition of Citizens Trust Company’s historic asset and equity values to the tax base.

•	Other operating expense decreased $32,000, or 1.6%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:
o	Decrease in operating expenses from the recovery of $174,000 from an insurance claim related to costs incurred in the third quarter of 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
o	Decrease of $61,000 related to core system conversion expense incurred in the first quarter of 2007 to convert the computer system used for First State Bank (New York) locations to the same core computer system used by C&N Bank.

o	Amortization of core deposit intangibles increased $117,000, including an increase of $122,000 attributable to the Citizens Bancorp acquisition.

o	Other operating expenses include $76,000 increase associated with Bucktail Life Insurance Company related to accident and health insurance loss reserves.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Margin” section of Management’s Discussion and Analysis. As discussed in more detail earlier within the “Prospects for the Remainder of 2008” section, recent economic conditions have impacted the market valuations of certain elements of the Corporation’s investment portfolio; however, management believes such conditions to be temporary. Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis.
Total capital purchases for 2008 are estimated at approximately $1.2 million. In light of the Corporation’s strong capital position and ample sources of liquidity, management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2008.
PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio. In evaluating collectibility, management considers a number of factors, including the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations, comparison of historical loan loss data to that of other financial institutions and economic conditions within the Corporation’s market area. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.
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
The SFAS 5 component of the allowance includes estimates of losses incurred on loans that have not been individually determined to be impaired. Management uses loan categories included in the Call Report (a quarterly report filed by FDIC-insured banks) to identify categories of loans with similar risk characteristics, and multiplies the

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
loan balances for each category as of each quarter-end by two different factors to determine the SFAS 5 allowance amounts. These two factors are based on: (1) historical net charge-off experience, and (2) qualitative factors. The sum of the allowance amounts calculated for each risk category, including both the amount based on historical net charge-off experience and the amount based on evaluation of qualitative factors, is equal to the total SFAS 5 component of the allowance.
The historical net charge-off portion of the SFAS 5 allowance component is calculated by the Accounting Department as of the end of the applicable quarter. For each loan classification category used in the Call Report, the Accounting Department multiplies the outstanding balance as of the quarter-end (excluding impaired loans) by the ratio of net charge-offs to average quarterly loan balances for the previous three calendar years.
Effective in the second quarter 2005, management began to calculate the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the SFAS 5 allowance, in relation to the historical net charge-off percentage. The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans. A management committee called the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter. The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer. During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans. The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding impaired loans) by the applicable qualitative factor percentages, to determine the portion of the SFAS 5 allowance attributable to qualitative factors.
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
The allowance for loan losses totaled $8,948,000 at March 31, 2008, compared to $8,859,000 at December 31, 2007. As shown in Table VII, net charge-offs in the first quarter 2008 totaled $815,000, which is substantially higher than both the first quarter of 2007 and the historical levels for recent years shown in the table. In the first quarter 2008, the Corporation charged-off $780,000 due from three commercial loan relationships for which SFAS 114 allowances of $775,000 had been recorded as of December 31, 2007. Table VII also shows the provision for loan losses totaled $904,000 in the first quarter 2008, compared to $229,000 in the first quarter 2007. The total amount of the provision for loan losses in each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. The first quarter 2008 provision for loan losses included the effects of establishing an SFAS 114 allowance of $250,000 on one commercial loan relationship, as well as increasing the SFAS 5 allowance from qualitative factors and increasing the unallocated portion of the allowance by $211,000.
Table IX presents information related to past due and impaired loans. Total impaired loans amounted to $6,159,000 at March 31, 2008, down slightly from $6,218,000 at December 31, 2007. Nonaccrual loans totaled $7,316,000 at March 31, 2008, up from $6,955,000 at December 31, 2007. The SFAS 114 valuation allowance on impaired loans totaled $1,723,000 at March 31, 2008, down from $2,255,000 at December 31, 2007. The decrease in the SFAS 114 valuation allowance was primarily attributed to the previously described charge-offs of $780,000 associated with three commercial loan relationships, partially offset by a SFAS 114 valuation allowance of $250,000 for one additional commercial relationship considered to be impaired. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances estimated as of March 31, 2008. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,	Years Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
Balance, beginning of year	$8,859	$8,201	$8,201	$8,361	$6,787	$6,097	$5,789

Charge-offs:
Real estate loans	620	29	196	611	264	375	168
Installment loans	15	47	216	259	224	217	326
Credit cards and related plans	1	4	5	22	198	178	171
Commercial and other loans	220	34	127	200	298	16	303

Total charge-offs	856	114	544	1,092	984	786	968

Recoveries:
Real estate loans	3	4	8	27	14	3	75
Installment loans	38	11	41	65	61	32	52
Credit cards and related plans	—	5	9	25	30	23	17
Commercial and other loans	—	2	28	143	50	18	32

Total recoveries	41	22	86	260	155	76	176

Net charge-offs	815	92	458	832	829	710	792
Allowance for loan losses recorded in acquisition	—	—	587	—	377	—	—
Provision for loan losses	904	229	529	672	2,026	1,400	1,100

Balance, end of year	$8,948	$8,338	$8,859	$8,201	$8,361	$6,787	$6,097

TABLE VIII – ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)

	As of
	March 31,	As of December 31,
	2008	2007	2006	2005	2004	2003
Commercial	$2,126	$1,870	$2,372	$2,705	$1,909	$1,578
Consumer mortgage	4,351	4,201	3,556	2,806	513	456
Impaired loans	1,723	2,255	1,726	2,374	1,378	1,542
Consumer	537	533	523	476	409	404
Unallocated	211	—	24	—	2,578	2,117

Total Allowance	$8,948	$8,859	$8,201	$8,361	$6,787	$6,097

TABLE IX – PAST DUE AND IMPAIRED LOANS
(In Thousands)

	As of
	March 31,	As of December 31,
	2008	2007	2006	2005	2004	2003
Impaired loans without a valuation allowance	$1,059	$857	$2,674	$910	$3,552	$114
Impaired loans with a valuation allowance	5,100	5,361	5,337	7,306	4,709	4,507

Total impaired loans	$6,159	$6,218	$8,011	$8,216	$8,261	$4,621

Valuation allowance related to impaired loans	$1,723	$2,255	$1,726	$2,374	$1,378	$1,542

Total nonaccrual loans	$7,316	$6,955	$8,506	$6,365	$7,796	$1,145
Total loans past due 90 days or more and still accruing	$1,470	$1,200	$1,559	$1,369	$1,307	$2,546

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE X – SUMMARY OF LOANS BY TYPE
(In Thousands)

	March 31,	As of December 31,
	2008	2007	2006	2005	2004	2003
Real estate — construction	$25,229	$22,497	$10,365	$5,552	$4,178	$2,856
Real estate — residential mortgage	440,356	441,692	387,410	361,857	347,705	330,807
Real estate — commercial mortgage	144,141	144,742	178,260	153,661	128,073	100,240
Consumer	34,874	37,193	35,992	31,559	31,702	33,977
Agricultural	3,656	3,553	2,705	2,340	2,872	2,948
Commercial	49,174	52,241	39,135	69,396	43,566	34,967
Other	1,084	1,010	1,227	1,871	1,804	1,183
Political subdivisions	31,362	33,013	32,407	27,063	19,713	17,854
Lease receivables	—	—	—	—	—	65

Total	729,876	735,941	687,501	653,299	579,613	524,897
Less: allowance for loan losses	(8,948)	(8,859)	(8,201)	(8,361)	(6,787)	(6,097)

Loans, net	$720,928	$727,082	$679,300	$644,938	$572,826	$518,800

LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At March 31, 2008, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $211,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2008, the carrying value of non-pledged available-for-sale securities was $103,855,000.
Management believes the combination of its strong capital position (discussed in the next section), ample available borrowing facilities and substantial non-pledged securities portfolio have placed the Corporation in a position of minimal short-term and long-term liquidity risk.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. The Corporation’s consolidated capital ratios at March 31, 2008 are as follows:

Total capital to risk-weighted assets	16.63%
Tier 1 capital to risk-weighted assets	15.56%
Tier 1 capital to average total assets	10.48%
Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income” within stockholders’ equity. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. The balance in accumulated other comprehensive losses relates to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $13,012,000 at March 31, 2008, compared to $6,654,000 at December 31, 2007. The change in accumulated other comprehensive losses in the first quarter 2008 resulted mainly from unrealized losses on trust-preferred securities, as discussed in Note 4.
The Corporation has recognized a liability for the underfunded balance of its defined benefit pension and postretirement plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive income) for the amount of the liability, net of deferred income tax. Accumulated other comprehensive income included a negative balance of $399,000 at March 31, 2008 and $403,000 at December 31, 2007 related to defined benefit obligations.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Over the period 2004 through 2006, the Federal Reserve increased the fed funds target rate 17 times, from a low of 1% to 5.25%. The Fed Funds target rate stayed at 5.25% until August 2007. During that time period, long-term interest rates did not increase as much as short-term rates, which hurt the Corporation’s profitability by “squeezing” the net interest margin. From August 2007 through mid-March 2008, in response to concerns about weakness in the U.S. economy, the Federal Reserve has lowered the fed funds target rate several times, to its current level of 2.25%, and long-term rates are now higher than short-term rates. There are many signs of inflationary pressures looming over the U.S. economy as of early April 2008, including a decline in value of the U.S. dollar against many of the world’s currencies over the last year or so. While the Federal Reserve has recently lowered the fed funds target rate, which has lowered short-term rates and therefore the Corporation’s cost of funds, inflationary pressures may force the Fed to change course and begin raising rates in the future. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in 2008 and affect the Corporation’s disclosures of information regarding fair values of financial instruments, but do not have a material effect on the Corporation’s financial statements. The disclosures required by SFAS No. 157 are presented in Note 5 to the consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments at fair value that are not required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (the Corporation’s 2008 fiscal year). The Corporation has not elected to measure any financial instruments at fair value (other than instruments that were measured at fair value prior to SFAS No. 159), and therefore SFAS No. 159 has not affected the Corporation’s financial statements.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, SFAS No. 141R will apply to any business combinations the Corporation engages in, starting in 2009.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Also, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, in December 2007, which is an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Currently, the provisions of SFAS No. 160 would not apply to the Corporation, because the Corporation owns and controls 100% of the entities within its consolidated group.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires expanded disclosures regarding derivative instruments and hedging activities. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, the provisions of SFAS No. 161 would not apply to the Corporation, because the Corporation’s derivative instruments are not material.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices of the Corporation’s financial instruments. As discussed in Note 4 to the financial statements, and the “Prospects for the Remainder of 2008” section of Management’s Discussion and Analysis, the Corporation has significant unrealized losses on its holdings of municipal bonds and trust-preferred securities as of March 31, 2008. In addition to the effects of interest rates, the market prices of the Corporation’s debt securities within the available-for-sale securities portfolio are affected by fluctuations in the risk premiums (amounts of spread over risk-free rates) demanded by investors. Management believes valuations of debt securities at March 31, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and the first quarter of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers. As a result, quoted market prices on many securities have been substantially depressed without regard to the attributes specific to each security. Also, management believes municipal bond valuations have been negatively impacted by reported financial problems by some of the largest companies that insure municipal bond offerings.
Management cannot control changes in market prices of securities based on fluctuations in the risk premiums demanded by investors. However, management attempts to limit the risk that economic conditions would force the Corporation to sell securities for realized losses by maintaining a strong capital position (discussed in the “Stockholders’ Equity and Capital” section of Management’s Discussion and Analysis) and ample sources of liquidity (discussed in the “Liquidity” section of Management’s Discussion and Analysis).
Two of the Corporation’s major categories of market risk, interest rate risk and equity securities risk, are discussed in the following sections.
INTEREST RATE RISK
Business risk arising from changes in interest rates is an inherent factor in operating a bank. The Corporation’s assets are predominantly long-term, fixed rate loans and debt securities. Funding for these assets comes principally fromshorter-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation’s financial instruments when interest rates change.
The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. The tables below were prepared based on data as of February 29, 2008 and November 30, 2007, with pro forma adjustments to the November 2007 data to include the significant leveraged investment purchase transaction (discussed below) that occurred in December 2007. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
The table that follows was prepared using the simulation model described above. The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates,

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
In December 2007, the Corporation entered into two repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. In addition to generating positive earnings from the spread of the return on the investment securities over the current cost of the borrowings, the transaction reduces the magnitude of the Corporation’s overall liability sensitive position. Specifically, the borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. One of the embedded caps expires in December 2010, and the other expires in December 2012.
The recent substantial decrease in short-term rates caused the embedded caps to be less than fully effective in the February 2008 calculations. When the interest rate risk simulation was run using February 2008 data, 3-month LIBOR was at 3.06%. Since the embedded caps described above are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in the scenarios where current rates rise 100 or 200 basis points. Also, the realizable benefit in the scenario where rates rise 300 basis points was substantially less than it had been at November 2007.
The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of February 29, 2008 and November 30, 2007, the changes in net interest income and market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
February 29, 2008 Data
(In Thousands)

	Period Ending February 28, 2009
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$79,482	$44,668	$34,814	-14.8%	20.0%
+200	77,218	41,137	36,081	-11.7%	15.0%
+100	74,813	36,300	38,513	-5.7%	10.0%
0	72,347	31,503	40,844	0.0%	0.0%
-100	69,290	27,627	41,663	2.0%	10.0%
-200	65,475	24,286	41,189	0.8%	15.0%
-300	62,056	21,534	40,522	-0.8%	20.0%
Market Value of Portfolio Equity
at February 29, 2008

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$77,596	-39.6%	45.0%
+200	91,484	-28.7%	35.0%
+100	110,014	-14.3%	25.0%
0	128,377	0.0%	0.0%
-100	137,240	6.9%	25.0%
-200	137,911	7.4%	35.0%
-300	142,915	11.3%	45.0%
November 30, 2007 Data
(In Thousands)

	Period Ending November 30, 2008
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$82,751	$50,168	$32,583	-16.7%	20.0%
+200	80,606	44,823	35,783	-8.5%	15.0%
+100	78,352	40,696	37,656	-3.7%	10.0%
0	75,869	36,776	39,093	0.0%	0.0%
-100	72,910	31,608	41,302	5.7%	10.0%
-200	69,244	27,524	41,720	6.7%	15.0%
-300	65,322	23,907	41,415	5.9%	20.0%
Market Value of Portfolio Equity
at November 30, 2007

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$97,288	-34.0%	45.0%
+200	117,811	-20.1%	35.0%
+100	133,434	-9.5%	25.0%
0	147,388	0.0%	0.0%
-100	159,195	8.0%	25.0%
-200	161,102	9.3%	35.0%
-300	162,845	10.5%	45.0%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
EQUITY SECURITIES RISK
The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies located mainly in Pennsylvania. The Corporation also owns some other stocks and mutual funds.
Investments in bank stocks are subject to the risk factors that affect the banking industry in general, including competition from non-bank entities, credit risk, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Further, because of the concentration of bank and bank holding companies located in Pennsylvania, these investments could decline in market value if there is a downturn in the state’s economy. Issues affecting market values of bank stocks as of March 31, 2008 are discussed further in the “Prospects for the Remainder of 2008” section of Management’s Discussion and Analysis.
Equity securities held as of March 31, 2008 and December 31, 2007 are presented in Table XII.
TABLE XII — EQUITY SECURITIES
(In Thousands)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At March 31, 2008	Cost	Value	Value	Value
Banks and bank holding companies	$20,069	$20,420	$(2,042)	$(4,084)
Other equity securities	2,726	2,809	(281)	(562)

Total	$22,795	$23,229	$(2,323)	$(4,646)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,868	$19,797	$(1,980)	$(3,959)
Other equity securities	2,577	2,950	(295)	(590)

Total	$22,445	$22,747	$(2,275)	$(4,549)

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
There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 29, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
c. Issuer Purchases of Equity Securities
On August 23, 2007, the Corporation announced the extension of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2008. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance. As of March 31, 2008, the maximum additional value available for purchases under this program is $9,559,740.
The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the first quarter 2008:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

January 1 - 31, 2008	—	$—	—	$10,000,000
February 1 - 29, 2008	11,600	$20.54	11,600	$9,761,740
March 1 - 31, 2008	10,000	$20.20	21,600	$9,559,740

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-8 registration statement filed November 3, 2006

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders, including indentures	Not applicable

10. Material contracts:
10.1 Form of Stock Option and Restricted Stock agreement dated January 3, 2008 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan
Filed herewith

10.2 Form of Stock Option agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

15. Letter re: unaudited interim financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

31. Rule 13a-14(a)/15d-14(a) certifications: 31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable
Signatures
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 6, 2008	By:	/s/ Craig G. Litchfield
Date	Chairman, President and Chief Executive Officer

May 6, 2008	By:	/s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer