Form 10-Q
period 2008-06-30
CITIZENS & NORTHERN CORP
filed 2008-08-06
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	8,969,540 Shares Outstanding on July 29, 2008

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – June 30, 2008 and December 31, 2007	Page 3

Consolidated Statement of Income – Three Months and Six Months Ended June 30, 2008 and 2007	Page 4

Consolidated Statement of Cash Flows — Six Months Ended June 30, 2008 and 2007	Pages 5 and 6

Notes to Consolidated Financial Statements	Pages 7 through 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 14 through 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 31 through 34

Item 4. Controls and Procedures	Page 34

Part II. Other Information	Pages 35 through 38

Signatures	Page 38

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 39

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 40

Exhibit 32. Section 1350 Certifications	Page 41
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet

	June 30,	December 31,
	2008	2007
(In Thousands Except Share Data)	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$24,780	$21,892
Interest-bearing	1,422	9,769

Total cash and cash equivalents	26,202	31,661
Trading securities	1,770	2,980
Available-for-sale securities	422,589	432,755
Held-to-maturity securities	407	409
Loans, net	741,377	727,082
Bank-owned life insurance	21,929	21,539
Accrued interest receivable	5,608	5,714
Bank premises and equipment, net	27,079	27,796
Foreclosed assets held for sale	202	258
Intangible asset — Core deposit intangibles	1,102	1,378
Intangible asset — Goodwill	12,014	12,032
Other assets	26,782	20,142

TOTAL ASSETS	$1,287,061	$1,283,746

LIABILITIES
Deposits:
Noninterest-bearing	$129,624	$125,485
Interest-bearing	718,769	713,018

Total deposits	848,393	838,503
Dividends payable	2,148	2,134
Short-term borrowings	42,159	40,678
Long-term borrowings	256,860	259,454
Accrued interest and other liabilities	7,027	5,196

TOTAL LIABILITIES	1,156,587	1,145,965

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2008 and 2007; issued 9,284,148 in 2008 and 9,193,192 in 2007	9,284	9,193
Stock dividend distributable	—	1,571
Paid-in capital	44,185	42,494
Retained earnings	98,860	96,628
Unamortized stock compensation	(95)	(56)
Treasury stock, at cost; 332,110 shares at June 30, 2008 and 303,058 shares at December 31, 2007	(5,570)	(4,992)

Sub-total	146,664	144,838

Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities	(15,796)	(6,654)
Defined benefit plans	(394)	(403)

Total accumulated other comprehensive loss	(16,190)	(7,057)

TOTAL STOCKHOLDERS’ EQUITY	130,474	137,781

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,287,061	$1,283,746

The accompanying notes are an integral part of these consolidated financial statements.
Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Income

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2008	2007	2008	2007
(In Thousands, Except Per Share Data) (Unaudited)	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$12,269	$12,679	$24,581	$23,960
Interest on balances with depository institutions	5	32	18	58
Interest on loans to political subdivisions	345	359	710	703
Interest on federal funds sold	24	49	74	150
Interest on trading securities	10	16	43	19
Income from available-for-sale and held-to-maturity securities:
Taxable	4,768	3,643	9,759	7,140
Tax-exempt	736	700	1,439	1,427
Dividends	216	214	449	478

Total interest and dividend income	18,373	17,692	37,073	33,935

INTEREST EXPENSE
Interest on deposits	4,757	6,453	10,384	12,343
Interest on short-term borrowings	237	490	543	965
Interest on long-term borrowings	2,730	1,736	5,453	3,371

Total interest expense	7,724	8,679	16,380	16,679

Interest margin	10,649	9,013	20,693	17,256
(Credit) provision for loan losses	(376)	—	528	229

Interest margin after (credit) provision for loan losses	11,025	9,013	20,165	17,027

OTHER INCOME
Trust and financial management revenue	975	939	1,852	1,621
Service charges on deposit accounts	1,103	633	2,049	1,115
Service charges and fees	187	182	361	324
Insurance commissions, fees and premiums	97	144	169	260
Increase in cash surrender value of life insurance	192	174	390	319
Other operating income	601	572	1,821	1,093

Total other income before net losses on available-for-sale securities	3,155	2,644	6,642	4,732
Net losses on available-for-sale securities	(867)	(1,172)	(977)	(11)

Total other income	2,288	1,472	5,665	4,721

OTHER EXPENSES
Salaries and wages	3,736	3,433	7,427	7,028
Pensions and other employee benefits	1,079	973	2,230	2,158
Occupancy expense, net	717	660	1,471	1,286
Furniture and equipment expense	642	751	1,290	1,396
Pennsylvania shares tax	292	235	584	471
Other operating expense	1,791	2,137	3,719	4,097

Total other expenses	8,257	8,189	16,721	16,436

Income before income tax provision	5,056	2,296	9,109	5,312
Income tax provision	1,303	360	2,240	918

NET INCOME	$3,753	$1,936	$6,869	$4,394

PER SHARE DATA:
Net income — basic	$0.42	$0.22	$0.77	$0.51
Net income — diluted	$0.42	$0.22	$0.76	$0.51

Dividend per share	$0.24	$0.24	$0.48	$0.48

Number of shares used in computation — basic	8,963,552	8,785,690	8,968,999	8,582,047
Number of shares used in computation — diluted	8,977,540	8,798,719	8,984,398	8,597,530
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows

	6 Months Ended
	June 30,	June 30,
(In Thousands) (Unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,869	$4,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	528	229
Realized losses on available-for-sale securities, net	977	11
Gain on sale of foreclosed assets, net	(39)	(76)
Depreciation expense	1,449	1,365
Accretion and amortization on securities, net	220	199
Accretion and amortization on loans, deposits and borrowings, net	(208)	(63)
Increase in cash surrender value of life insurance	(390)	(319)
Stock-based compensation	256	206
Amortization of core deposit intangibles	276	132
Net increase in trading securities	(1,862)	(2,514)
Increase in accrued interest receivable and other assets	(2,106)	(1,708)
Increase in accrued interest payable and other liabilities	1,587	118

Net Cash Provided by Operating Activities	7,557	1,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition of Citizens Bancorp, Inc., net	—	29,952
Proceeds from maturity of held-to-maturity securities	2	2
Proceeds from sales of available-for-sale securities	15,131	39,748
Proceeds from calls and maturities of available-for-sale securities	38,525	18,831
Purchase of available-for-sale securities	(55,473)	(23,672)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,772)	(1,846)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,974	2,787
Net increase in loans	(14,913)	(8,046)
Purchase of premises and equipment	(732)	(1,524)
Return of principal on limited partnership investment	15	238
Proceeds from sale of foreclosed assets	299	421

Net Cash (Used in) Provided by Investing Activities	(16,944)	56,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,872	11,148
Net increase (decrease) in short-term borrowings	1,481	(15,680)
Proceeds from long-term borrowings	24,703	15,000
Repayments of long-term borrowings	(27,185)	(49,195)
Purchase of treasury stock	(852)	(593)
Sale of treasury stock	—	88
Dividends paid	(4,091)	(3,978)

Net Cash Provided by (Used in) Financing Activities	3,928	(43,210)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,459)	15,655
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,661	27,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,202	$42,814

Consolidated Statement of Cash Flows

	6 Months Ended
	June 30,	June 30,
(In Thousands) (Unaudited) (Continued)	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$204	$189
Securities transferred from trading to available-for-sale	$3,072	$—
Interest paid	$16,519	$16,695
Income taxes paid	$2,054	$1,112

ACQUISITION OF CITIZENS BANCORP, INC.:
Cash and cash equivalents received	$—	$44,264
Cash paid for acquisition	—	(14,312)

Net cash received on acquisition	$—	$29,952

NONCASH ASSETS RECEIVED, LIABILITIES ASSUMED AND EQUITY ISSUED FROM ACQUISITION OF CITIZENS BANCORP, INC.:
Assets received:
Available for sale securities	$—	$26,426
Loans	—	60,151
Bank-owned life insurance	—	4,433
Premises and equipment	—	5,243
Foreclosed assets	—	107
Intangible asset — core deposit intangible	—	1,487
Intangible asset — goodwill	—	9,258
Other assets	—	1,567

Total noncash assets received	$—	$108,672

Liabilities assumed and equity issued:
Deposits	$—	$99,636
Short-term borrowings	—	1,426
Long-term borrowings	—	22,753
Other liabilities	—	735
Equity issued, net	—	14,074

Total noncash liabilities assumed and equity issued	$—	$138,624

     The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
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
Results reported for the three-month and six-month periods ended June 30, 2008 might not be indicative of the results for the year ending December 31, 2008.
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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2008
Earnings per share – basic	$6,869,000	8,968,999	$0.77
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		148,788
Hypothetical share repurchase at $19.09		(133,389)

Earnings per share – diluted	$6,869,000	8,984,398	$0.76

Six Months Ended June 30, 2007
Earnings per share – basic	$4,394,000	8,582,047	$0.51
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		110,492
Hypothetical share repurchase at $21.29		(95,009)

Earnings per share – diluted	$4,394,000	8,597,530	$0.51

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Quarter Ended June 30, 2008
Earnings per share – basic	$3,753,000	8,963,552	$0.42
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		148,788
Hypothetical share repurchase at $18.89		(134,800)

Earnings per share – diluted	$3,753,000	8,977,540	$0.42

Quarter Ended June 30, 2007
Earnings per share – basic	$1,936,000	8,785,690	$0.22
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		109,616
Hypothetical share repurchase at $20.73		(96,587)

Earnings per share – diluted	$1,936,000	8,798,719	$0.22

3. COMPREHENSIVE INCOME
Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of comprehensive (loss) income, and the related tax effects, are as follows:

	3 Months Ended		6 Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Net income	$3,753	$1,936	$6,869	$4,394

Unrealized losses on available-for-sale securities:

Unrealized holding losses on available-for-sale securities	(5,086)	(4,317)	(14,829)	(3,693)
Reclassification adjustment for losses realized in income	867	1,172	977	11

Other comprehensive loss on available-for-sale securities before income tax	(4,219)	(3,145)	(13,852)	(3,682)
Income tax related to unrealized loss on available-for-sale securities	1,434	1,069	4,710	1,252

Other comprehensive loss on available-for-sale securities	(2,785)	(2,076)	(9,142)	(2,430)

Unfunded pension and postretirement obligations:
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	6	11	11	22
Income tax related to other comprehensive gain	(1)	(4)	(2)	(9)

Other comprehensive gain on unfunded retirement obligations	5	7	9	13

Total comprehensive (loss) income	$973	$(133)	$(2,264)	$1,977

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
4. SECURITIES
The Corporation’s trading assets at June 30, 2008 were composed exclusively of municipal bonds. Gains and losses from trading activities are included in Other Operating Income in the consolidated income statement as follows:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2008	2007	2008	2007
	(Current)	(Prior Year)	(Current)	(Prior Year)
Gross realized gains	$5	$—	$40	$6
Gross realized losses	(63)	—	(63)	—
Net change in unrealized gains/losses	15	(77)	(1)	(77)

Net losses	$(43)	$(77)	$(24)	$(71)

Income tax provision related to net losses	$(15)	$(26)	$(8)	$(24)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2008 are summarized as follows:

		June 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,499	$420	$—	$15,919
Obligations of states and political subdivisions	68,620	168	(3,175)	65,613
Mortgage-backed securities	165,846	729	(698)	165,877
Collateralized mortgage obligations	71,849	14	(2,561)	69,302
Other securities	103,108	782	(18,929)	84,961

Total debt securities	424,922	2,113	(25,363)	401,672
Marketable equity securities	21,607	2,379	(3,069)	20,917

Total	$446,529	$4,492	$(28,432)	$422,589

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$306	$14	$—	$320
Obligations of other U.S. Government agencies	99	5	—	104
Mortgage-backed securities	2	—	—	2

Total	$407	$19	$—	$426

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008.

	Less Than 12 Months		12 Months or More		Total
June 30, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	27,569	(1,100)	23,686	(2,075)	51,255	(3,175)
Mortgage-backed securities	56,080	(583)	7,573	(115)	63,653	(698)
Collateralized mortgage obligations	48,855	(1,198)	19,374	(1,363)	68,229	(2,561)
Other securities	30,550	(8,055)	34,810	(10,874)	65,360	(18,929)

Total debt securities	163,054	(10,936)	85,443	(14,427)	248,497	(25,363)
Marketable equity securities	7,119	(1,664)	4,582	(1,405)	11,701	(3,069)

Total temporarily impaired available-for-sale Securities	$170,173	$(12,600)	$90,025	$(15,832)	$260,198	$(28,432)

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
In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities at June 30, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and the first six months of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities (which comprise most of the balance in “Other securities” in the table above), trading volume has been limited and consisted almost entirely of sales by distressed sellers.
Trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. Most of the Corporation’s investments in trust-preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Almost all of the Corporation’s pooled trust-preferred securities are comprised of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts. Management believes trust-preferred valuations have been negatively affected by concerns that the underlying banks and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. Although none of the Corporation’s trust-preferred securities has been downgraded, major ratings services (primarily Moody’s and Fitch) have put most of the pooled trust-preferred securities on “Ratings Watch Negative,” meaning that a downgrade may be possible in the foreseeable future. In the first half of 2008, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and a few issuers have defaulted. Trust-preferred securities are structured so that the issuers pay more interest into the trusts than would be required for pass through to the investors in the rated notes (such as the Corporation), with the excess used to cover administrative and other expenses, and to provide a cushion for some protection against the risk of loss for investors in the rated notes. Although credit risk associated with some of the trust-preferred issuers has increased, management has reviewed the Corporation’s individual holdings of trust-preferred securities and the financial condition and near term prospects of the underlying issuers, and has concluded that based on events through June 30, 2008, the Corporation should expect to collect all principal and interest on essentially the same schedule as originally anticipated when they were purchased.
Based on the Corporation’s ability and intent to hold its debt securities for the foreseeable future, and management’s assessment of the creditworthiness of the issuers, management believes the Corporation’s debt securities at June 30, 2008 were not other-than-temporarily impaired.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Unrealized losses on marketable equity securities are mainly from investments in common stocks of banking corporations. Management evaluated equity securities held as of June 30, 2008. Upon evaluation, it was determined that equity securities issued by six banking corporations were other-than-temporarily impaired. Management’s assessment that these securities were other-than-temporarily impaired was based on a large (50% or more) amount of unrealized loss, poor and rapidly deteriorating financial conditions reflected in published financial reports for each entity, and in some cases, publicly announced endeavors to issue additional shares of stock that would dilute the Corporation’s ownership interest. These securities were written down to current market value at June 30, 2008, and the Corporation recognized a pretax loss in the second quarter 2008 of $1,171,000. As of June 30, 2008, management believes the impairment of the Corporation’s other marketable equity securities to be temporary. For the six months ended June 30, 2008, pretax losses from other-than-temporary impairment charges totaled $1,420,000.
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
At June 30, 2008, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	$15,919	$—	$15,919
Obligations of states and political subdivisions	3,934	61,679	—	65,613
Mortgage-backed securities	—	165,877	—	165,877
Collateralized mortgage obligations	—	69,302	—	69,302
Other securities	—	84,961	—	84,961

Total debt securities	3,934	397,738	—	401,672
Marketable equity securities	20,917	—	—	20,917

Total available-for-sale securities	24,851	397,738	—	422,589

TRADING SECURITIES,
Obligations of states and political subdivisions	963	807	—	1,770

Total	$25,814	$398,545	$—	$424,359

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
In addition, the Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at June 30, 2008 and December 31, 2007, and will not affect the Corporation’s future expenses.
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
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension		Postretirement
	Six Months Ended		Six Months Ended
Defined Benefit Plans	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Service cost	$20	$342	$35	$37
Interest cost	298	350	39	35
Expected return on plan assets	(153)	(459)	—	—
Amortization of transition (asset) obligation	(12)	(12)	18	18
Amortization of prior service cost	—	4	5	—
Recognized net actuarial loss	—	23	—	1

Net periodic benefit cost	$153	$248	$97	$91

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Service cost	$10	$171	$18	$19
Interest cost	149	175	19	18
Expected return on plan assets	(76)	(229)	—	—
Amortization of transition (asset) obligation	(6)	(6)	9	9
Amortization of prior service cost	—	2	3	—
Recognized net actuarial loss	—	12	—	—

Net periodic benefit cost	$77	$125	$49	$46

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The Corporation has not made a 2008 contribution to the defined benefit pension plan through June 2008, and the timing and amount of its contribution in 2008 will depend on requirements to fund its final obligations under the terminated plan. At this time, the Corporation cannot estimate the amount of contribution required for the defined benefit pension plan in 2008. In the first six months of 2008, the Corporation funded postretirement contributions totaling $29,000, with estimated annual postretirement contributions of $51,000 expected in 2008 for the full year.
7. STOCK-BASED COMPENSATION PLANS
In January 2008, the Corporation granted options to purchase a total of 83,257 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2007, the Corporation granted options to purchase a total of 43,385 shares of common stock. The exercise price for the 2008 awards is $17.50 per share, and the exercise price for the 2007 awards is $22.325 per share, based on the market price as of the date of each grant. The Corporation records stock option expense based on estimated fair value calculated using an option valuation model.
In calculating the fair value, the Corporation utilized the Black-Scholes option-pricing model. The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2008	2007
Fair value of each option granted	$3.15	$4.46
Volatility	23%	23%
Expected option lives	9 Years	8 Years
Risk-free interest rate	4.05%	4.69%
Dividend yield	3.74%	3.61%
In calculating the estimated fair value of stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates. The 9-year expected option life used for 2008 awards, and 8-year expected option life used for 2007 awards, was based on management’s estimates of the average term for all options issued under both plans. For the 2008 and 2007 awards, management assumed a 23% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.
Also, the Corporation awarded a total of 5,062 shares in January 2008 and 6,529 shares in January 2007 of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.
Total stock-based compensation expense is as follows:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2008	2007	2008	2007
(In Thousands)	(Current)	(Prior Year)	(Current)	(Prior Year)
Stock options	$91	$77	$209	$156
Restricted stock	23	26	47	50

Total	$114	$103	$256	$206

Stock option expense has been recognized over the six-month vesting period for both the 2008 and 2007 awards. Management expects no additional stock option expense in the last six months of 2008.
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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, “should”, “likely”, “expect”, “plan”, “anticipate”, “target”, “forecast”, and “goal”. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements. Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:
•	changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates

•	changes in management’s assessment regarding the realization of future cash flows on securities, as well as the determination of whether securities are other-than-temporarily impaired

•	changes in general economic conditions

•	legislative or regulatory changes

•	downturn in demand for loan, deposit and other financial services in the Corporation’s market area

•	increased competition from other banks and non-bank providers of financial services

•	technological changes and increased technology-related costs

•	changes in accounting principles, or the application of generally accepted accounting principles.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.
REFERENCES TO 2008 AND 2007
Unless otherwise noted, all references to “2008” in the following discussion of operating results are intended to mean the six months ended June 30, 2008, and similarly, references to “2007” relate to the six months ended June 30, 2007.
EARNINGS OVERVIEW
Net income in 2008 was $6,869,000 in the first six months of 2008, as compared to $4,394,000 in 2007. Net income per share was $0.77 basic, and $0.76 diluted, for the first six months of 2008 compared to $0.51 per share (basic and diluted) for 2007, an increase of 49.0% in net income per diluted share. Return on average assets was 1.08% in 2008, up from 0.76% in 2007. Return on average equity was 10.07% for 2008, up from 6.49% in 2007.
The most significant changes in the components of earnings for the first six months of 2008, as compared to the same period in 2007, were as follows:
•	The interest margin increased by $3,437,000, or 19.9%. The improved interest margin includes the impact of the Citizens Bancorp, Inc. acquisition, which was effective May 1, 2007, for the full year-to-date period of 2008 compared to only 2 months of 2007. In addition, the interest margin has been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings, and by higher earnings on the investment portfolio resulting from higher average total holdings of securities.

•	Noninterest income, excluding securities gains (losses) increased $1,910,000, or 40.4%. Service charges on deposit accounts increased $934,000, or 83.8%, as a result of growth in deposit volumes from the Citizens Bancorp acquisition, as well as higher fees on overdrafts associated with a new overdraft privilege program. Also, in 2008, noninterest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Trust and Financial Management revenue increased $231,000, or 14.3%, mainly as a result of the addition of Citizens Bancorp.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
•	In the first six months of 2008, net losses on available-for-sale securities amounted to $977,000, as compared to net losses of $11,000 in the first six months of 2007. In 2008, the Corporation recognized impairment charges of $1,420,000 for the first six months, including $1,171,000 in the second quarter, from investments in bank stocks. In the first six months of 2007, the small net losses on available-for-sale securities included the effects of an impairment charge of $1,780,000 on mortgage-backed securities that management decided to sell in July 2007 as part of a restructuring designed to improve future earnings. Also, gains from sales of bank stocks in 2007 almost fully offset the impact on earnings of that impairment charge for the period.

•	The provision for income taxes in 2008 was $1,322,000 higher, mainly because of a higher level of pre-tax income.
Second Quarter 2008:
Net income per diluted share for the second quarter of 2008 was $0.42, which was $0.20 (90.9%) higher than the second quarter of 2007. The most significant changes in the components of earnings for the second quarter of 2008, as compared to 2007, were increases in the interest margin of $1,636,000 and noninterest income of $511,000. Also, the Corporation benefited from a negative provision for loan losses of $376,000 in the second quarter 2008, while the provision for loan losses was $0 in the second quarter 2007. The negative provision in the second quarter 2008 resulted mainly from reversing a previously established allowance on a large commercial loan relationship that paid off.
Second quarter 2008 net income per diluted share was $0.07, or 20%, higher than the first quarter 2008 results. The provision for loan losses was $1,280,000 lower than in the first quarter. Also, the interest margin increased $605,000. Offsetting some of the earnings increases were higher losses on available-for-sale securities of $757,000 as a result of the impairment charge on bank stocks described above, and lower noninterest income attributable to the gain from the Visa IPO that occurred in the first quarter.
TABLE I — QUARTERLY FINANCIAL DATA

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(In Thousands)	2008	2008	2007	2007	2007	2007
Interest income	$18,373	$18,700	$18,228	$18,058	$17,692	$16,243
Interest expense	7,724	8,656	8,679	8,551	8,679	8,000

Interest margin	10,649	10,044	9,549	9,507	9,013	8,243

(Credit) provision for loan losses	(376)	904	300	—	—	229

Interest margin after (credit) provision for loan losses	11,025	9,140	9,249	9,507	9,013	8,014
Other income	3,155	3,487	2,831	2,877	2,644	2,088
Net (losses) gains on available-for-sale securities	(867)	(110)	206	(68)	(1,172)	1,161
Other expenses	8,257	8,464	8,156	8,691	8,189	8,247

Income before income tax provision	5,056	4,053	4,130	3,625	2,296	3,016
Income tax provision	1,303	937	948	777	360	558

Net income	$3,753	$3,116	$3,182	$2,848	$1,936	$2,458

Net income per share – basic	$0.42	$0.35	$0.35	$0.32	$0.22	$0.29

Net income per share – diluted	$0.42	$0.35	$0.35	$0.32	$0.22	$0.29

The number of shares used in calculating net income per share for each quarter presented in Table I reflects the retroactive effect of stock dividends.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
Prospects for the Remainder of 2008
Earnings have increased significantly in the first half of 2008 over results from 2007, and there are many factors pointing to continued good results and improvement over the remainder of the year. The largest area of concern for the remainder of 2008 is the potential need to recognize realized losses in the securities portfolio, as described in more detail below.
As described in more detail in Item 3, Quantitative and Qualitative Disclosures About Market Risk, the Corporation is liability sensitive, meaning that its sources of funds (mainly deposits and borrowings) tend to re-price more quickly on average when interest rates change than do its earning assets (mainly loans and available-for-sale debt securities). Accordingly, the Corporation tends to generate lower earnings when short-term interest rates rise and higher earnings when short-term rates fall. Reductions in the Fed Funds target rate (which has fallen from 5.25% in August 2007 to its late-July 2008 level of 2%), the Corporation has experienced some recent reductions in its cost of funds and improvement in its net interest margin. In June 2008, a new “E-Z Money Checking” product was introduced. A relatively high rate of interest is paid on E-Z Money accounts (a 4.17% rate, or 4.25% average percentage yield, as of June 30, 2008), subject to several customer requirements. Management expects that transfers by existing customers to this new account may increase the Corporation’s aggregate cost of funds slightly in 2008, with the goal of increasing profitability in 2009 and future years by increasing total checking account balances from existing and new customers.
The addition of Citizens Bancorp, Inc. is expected to be accretive to earnings in 2008, and inclusion of those operations for the full year in 2008 (as opposed to eight months in 2007) will lead to higher reported levels of revenues and expenses. The addition of the Citizens Trust Company trust department has contributed significantly to growth in Trust and Financial Management revenue.
In January 2008, the Corporation implemented an overdraft privilege program. This program is designed to provide customers an opportunity to have checks paid that would otherwise have been returned, and to avoid charges from merchants and other payees. As described in the Earnings Overview section of Management’s Discussion and Analysis, the Corporation generated a significant increase in noninterest revenue as a result of implementing the overdraft privilege program in 2008, and management expects to continue that trend for the remainder of the year.
The provision for loan losses for the first six months of 2008 was $528,000, including a credit of $376,000 in the second quarter and a charge to earnings of $904,000 in the first quarter. Issues related to larger commercial borrowers significantly affect the Corporation’s provision for loan losses in any particular period. Accordingly, the amount of loan loss provision for the remainder of 2008 will depend substantially on the credit status of the commercial portfolio. Although management is concerned about reports that the national economy is in or near recessionary status, to date the Corporation has not experienced significant deterioration in loan delinquencies, nor a noticeable change in volume of activity related to troubled debts or foreclosures. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of subprime mortgage loans that have received negative publicity in 2007 and 2008.
Benefits under the Corporation’s defined benefit pension plan were frozen, and a decision was made to terminate the Plan, effective December 31, 2007. The Corporation will record a realized loss from settlement of the defined benefit pension plan at the time it funds the final amounts necessary to extinguish its obligations under the Plan. The amount of settlement loss, which management expects will be incurred in 2008, has not yet been finally determined; however, management estimates a settlement loss in the income statement from termination of the plan in 2008 in an amount ranging from $500,000 to $1,000,000. Management expects to settle at least a portion of its obligations under the Plan in the third quarter 2008, but it is not known how much of the settlement will occur in the third quarter, and how much (if any) will occur in the fourth quarter. As reflected in Note 6 to the consolidated financial statements, in the first six months of 2008, the Corporation recorded expense from the defined benefit plan of $153,000. For the year ended December 31, 2007, when a significant amount of service cost was still accruing, expense from the defined benefit plan (excluding a loss from curtailment of $77,000) totaled $495,000. Also in 2008, employer matching contributions under the Corporation’s Employee Savings & Retirement Plan (a 401(k) plan), were increased, which will result in an estimated increase in expense of $150,000 for the year. Going forward after termination and settlement of the Plan, management expects the net impact of terminating the defined benefit plan and increasing the Savings & Retirement Plan contributions to be lower ongoing employee benefit expenses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
Another major variable that affects the Corporation’s earnings is securities gains and losses. In the first six months of 2008, the Corporation reported net realized losses from available-for-sale securities of $977,000, including the effect of writing down impaired bank stocks by $1,420,000. Recently, market valuations of most financial stocks have been depressed, with some of the nation’s largest financial institutions reporting net losses in 2007 and the first half of 2008, triggered by write-offs of sub-prime mortgages, commercial and construction loans, collateralized debt obligations and other investments. Management believes this valuation issue to be cyclical; however, opportunities for realized gains from bank stocks are expected to be limited in 2008. Further, as discussed in more detail in Note 4 to the financial statements, the Corporation has significant unrealized losses on its holdings of trust-preferred securities as of June 30, 2008. Although credit risk associated with some of the trust-preferred issuers has increased, management has reviewed the Corporation’s individual holdings of trust-preferred securities and the financial condition and near-term prospects of the underlying issuers, and has concluded that based on events through June 30, 2008, the Corporation should expect to collect all principal and interest on essentially the same schedule as originally anticipated when they were purchased. Management has reviewed its holdings of bank stocks, trust-preferred securities and other securities as of June 30, 2008, and concluded that – with the exception of the bank stocks that have been written down through earnings – none of them were other-than-temporarily impaired. Management will continue to closely monitor the status of impaired securities throughout 2008.
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
Another material estimate is the calculation of fair values of the Corporation’s debt securities. The Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing these fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Accordingly, when selling debt securities, management typically obtains price quotes from more than one source. The large majority of the Corporation’s securities are classified as available-for-sale. Accordingly, these securities are carried at fair value on the consolidated balance sheet, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income (loss) (included in stockholders’ equity).
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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
The fully taxable equivalent net interest margin was $21,693,000 in 2008, which is $3,472,000 (19.1%) higher than in 2007. As shown in Table IV, net increases in volume had the effect of increasing net interest income $1,265,000 in 2008 over 2007, and interest rate changes had the effect of increasing net interest income $2,207,000. Increases in the volume of earning assets and interest-bearing liabilities were significantly affected by the acquisition of Citizens Trust Company on May 1, 2007. The most significant components of the volume changes in interest income in 2008 were an increase of $2,626,000 attributable to growth in the available-for-sale securities portfolio and an increase of $921,000 attributable to loan growth. The most significant volume change in interest expense in 2008 was an increase of $1,909,000 resulting from an increase in long-term borrowings. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.17% in the first six months of 2008, as compared to 2.92% for the year ended December 31, 2007 and 2.83% in the first six months of 2007.
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $38,073,000 in 2008, an increase of 9.1% over 2007. Income from available-for-sale securities increased $2,616,000, or 27.0%, and interest and fees from loans increased $638,000, or 2.6%. As indicated in Table III, total average available-for-sale securities in 2008 rose to $445,172,000, an increase of $97,010,000, or 27.9% from 2007. Throughout much of 2007, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. In December 2007, the Corporation purchased approximately $86,152,000 in mortgage-backed securities in connection with two repurchase agreements. The average rate of return on available-for-sale securities was 5.55% for 2008, in line with the 5.65% return for the year ended December 31, 2007 and 5.60% in the first six months of 2007.
The average balance of gross loans increased 3.5% to $737,740,000 in 2008 from $712,858,000 in the first six months of 2007. Over the last several months of 2007 and the first quarter of 2008, the Corporation has experienced modest growth in the average balance of residential mortgage loans, including home equity loans. During the same period, the average commercial loans balances have decreased as a result of payoffs of several individual commercial relationships; however, there has been modest growth during the most recent quarter. The average rate of return on loans was 6.98% in 2008, down from the 7.10% return for the year ended December 31, 2007 and 7.07% in the first six months of 2007.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense decreased $299,000, or 1.8%, to $16,380,000 in 2008 from $16,679,000 in 2007. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 3.25% in 2008, from 3.70% for the year ended December 31, 2007 and 3.74% in the first six months of 2007.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 5.4%, to $835,466,000 in 2008 from $792,390,000 in the first six months of 2007. The average rates incurred on deposit accounts have decreased significantly in the first six months of 2008 as compared to the first six months of 2007. The decreases in rates reduced interest expense on deposits by $2,478,000.
The combined average total short-term and long-term borrowed funds increased $81,389,000 to $297,688,000 in 2008 from $216,299,000 in the first six months of 2007. In December 2007, the Corporation entered into two repurchase agreements totaling $80,000,000; the proceeds were used to purchase mortgage-backed securities as described above. In addition, the Corporation’s interest expense increased as several borrowings matured in 2007 and were replaced at higher rates. The average rate on long-term borrowings was 4.25% in 2008, up from 4.06% in the first six months of 2007.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Six Months Ended
	June 30,		Increase/
(In Thousands)	2008	2007	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$10,196	$7,606	$2,590
Tax-exempt	2,095	2,069	26

Total available-for-sale securities	12,291	9,675	2,616

Held-to-maturity securities, Taxable	12	12	—
Trading securities	63	28	35
Interest-bearing due from banks	18	58	(40)
Federal funds sold	74	150	(76)
Loans:
Taxable	24,581	23,960	621
Tax-exempt	1,034	1,017	17

Total loans	25,615	24,977	638

Total Interest Income	38,073	34,900	3,173

INTEREST EXPENSE
Interest checking	487	1,025	(538)
Money market	2,304	3,003	(699)
Savings	162	167	(5)
Certificates of deposit	4,871	5,245	(374)
Individual Retirement Accounts	2,557	2,900	(343)
Other time deposits	3	3	—
Short-term borrowings	543	965	(422)
Long-term borrowings	5,453	3,371	2,082

Total Interest Expense	16,380	16,679	(299)

Net Interest Income	$21,693	$18,221	$3,472

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q
Table IIl — Analysis of Average Daily Balances and Rates

	6 Months		Year		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2008	Return/	12/31/2007	Return/	6/30/2007	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
(Dollars in Thousands)	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$380,963	5.38%	$290,743	5.49%	$284,469	5.39%
Tax-exempt	64,209	6.56%	62,065	6.43%	63,693	6.55%

Total available-for-sale securities	445,172	5.55%	352,808	5.65%	348,162	5.60%

Held-to-maturity securities, Taxable	408	5.91%	412	5.83%	413	5.86%
Trading securities	2,041	6.21%	1,665	5.89%	943	5.99%
Interest-bearing due from banks	1,327	2.73%	1,864	4.67%	2,481	4.71%
Federal funds sold	5,247	2.84%	4,017	5.25%	6,223	4.86%
Loans:
Taxable	705,787	7.00%	696,667	7.13%	680,346	7.10%
Tax-exempt	31,953	6.51%	32,602	6.46%	32,512	6.31%

Total loans	737,740	6.98%	729,269	7.10%	712,858	7.07%

Total Earning Assets	1,191,935	6.42%	1,090,035	6.62%	1,071,080	6.57%
Cash	19,159		19,485		18,777
Unrealized gain/loss on securities	(14,947)		(324)		2,046
Allowance for loan losses	(9,028)		(8,697)		(8,539)
Bank premises and equipment	27,520		26,767		25,237
Intangible Asset — Core Deposit Intangible	1,248		1,287		1,036
Intangible Asset — Goodwill	12,032		8,864		5,645
Other assets	49,334		41,487		38,771

Total Assets	$1,277,253		$1,178,904		$1,154,053

INTEREST-BEARING LIABILITIES
Interest checking	$77,484	1.26%	$75,488	2.42%	$73,868	2.80%
Money market	188,649	2.46%	183,178	3.29%	182,909	3.31%
Savings	65,639	0.50%	62,976	0.54%	61,387	0.55%
Certificates of deposit	244,464	4.01%	242,822	4.44%	237,390	4.46%
Individual Retirement Accounts	136,833	3.76%	131,158	4.50%	127,286	4.59%
Other time deposits	1,237	0.49%	1,283	0.55%	1,172	0.52%
Short-term borrowings	39,969	2.73%	48,373	3.98%	48,724	3.97%
Long-term borrowings	257,719	4.25%	170,229	4.17%	167,575	4.06%

Total Interest-bearing Liabilities	1,011,994	3.25%	915,507	3.70%	900,311	3.74%
Demand deposits	121,160		115,350		108,378
Other liabilities	7,609		9,378		10,053

Total Liabilities	1,140,763		1,040,235		1,018,742

Stockholders’ equity, excluding other comprehensive income/loss	146,757		140,035		135,126
Other comprehensive income/loss	(10,267)		(1,366)		185

Total Stockholders’ Equity	136,490		138,669		135,311

Total Liabilities and Stockholders’ Equity	$1,277,253		$1,178,904		$1,154,053

Interest Rate Spread		3.17%		2.92%		2.83%
Net Interest Income/Earning Assets		3.66%		3.51%		3.43%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

TABLE IV — ANALYSIS OF VOLUME AND RATE CHANGES

	YTD Ended 6/30/08 vs. 6/30/07
	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$2,604	$(14)	$2,590
Tax-exempt	22	4	26

Total available-for-sale securities	2,626	(10)	2,616

Held-to-maturity securities, Taxable	—	—	0
Trading securities	34	1	35
Interest-bearing due from banks	(21)	(19)	(40)
Federal funds sold	(21)	(55)	(76)
Loans:
Taxable	938	(317)	621
Tax-exempt	(17)	34	17
Total loans	921	(283)	638

Total Interest Income	3,539	(366)	3,173

INTEREST-BEARING LIABILITIES
Interest checking	48	(586)	(538)
Money market	93	(792)	(699)
Savings	12	(17)	(5)
Certificates of deposit	157	(531)	(374)
Individual Retirement Accounts	209	(552)	(343)
Other time deposits	—	—	—
Short-term borrowings	(154)	(268)	(422)
Long-term borrowings	1,909	173	2,082

Total Interest Expense	2,274	(2,573)	(299)

Net Interest Income	$1,265	$2,207	$3,472

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE V — COMPARISON OF NONINTEREST INCOME

	6 Months Ended
	June 30,	June 30,
(In Thousands)	2008	2007
Service charges on deposit accounts	$2,049	$1,115
Service charges and fees	361	324
Trust and financial management revenue	1,852	1,621
Insurance commissions, fees and premiums	169	260
Increase in cash surrender value of life insurance	390	319
Other operating income	1,821	1,093

Total other operating income, before realized gains on securities, net	6,642	4,732
Realized losses on available-for-sale securities, net	(977)	(11)

Total Other Income	$5,665	$4,721

Total noninterest income increased $944,000 or 20.0%, in 2008 compared to 2007. Excluding net losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis, the increase is $1,910,000 or 40.4% in 2008 over 2007. Items of significance are as follows:
•	Service charges on deposit accounts increased $934,000 or 83.8% in 2008 as compared to 2007. A new overdraft privilege program implemented in early 2008 represents the most significant increase ($821,000 or 79.7%) for this category.

•	Service charges and fees increased $37,000, or 11.4%, in 2008 over 2007. Within this category, the increase includes the effect of an increase in the number of ATMs, including those from the Citizens Trust acquisition. Also, a new fee schedule was adopted in the last quarter of 2007, contributing to the increase in ATM fees.

•	Trust and financial management revenue increased $231,000, or 14.3%, in 2008 over 2007, mainly as a result of the addition of Citizens Trust. The acquisition of Citizens Trust provided $263,000 (14.2%) of the aggregate 2008 trust revenues, and represents $124,000 (53.2%) of the related increase in trust revenues. In addition, new trust operations for the New York State operations provided $30,000, or 13.0%, of the aggregate increase in trust revenues. Trust revenues are heavily impacted by the valuation of assets under management. Assets under management amounted to $624,041,000 at June 30, 2008. The current valuation is 6.4% lower than one year earlier primarily due to recent stock market declines.

•	Insurance commissions, fees and premiums have decreased $91,000, or 35.0% in 2008 as compared to 2007. The decrease primarily relates to the reduction in revenues from credit-related insurance products for Bucktail Life Insurance Company.

•	The increase in the cash surrender value of life insurance increased $71,000, or 22.3%, in 2008 over 2007. Bank owned life insurance acquired with Citizens Trust represents $57,000 of the total increase.

•	Other operating income increased $728,000, or 66.6%, in 2008 over 2007. The most significant increase was a gain of $533,000 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Also, interchange fees related to debit card transactions provided a $136,000 increase, which is primarily attributed to the additional volume for the Citizens Trust Company branches.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VI- COMPARISON OF NONINTEREST EXPENSE

	6 Months Ended
	June 30,	June 30,
(In Thousands)	2008	2007
Salaries and wages	$7,427	$7,028
Pensions and other employee benefits	2,230	2,158
Occupancy expense, net	1,471	1,286
Furniture and equipment expense	1,290	1,396
Pennsylvania shares tax	584	471
Other operating expense	3,719	4,097

Total Other Expense	$16,721	$16,436

Total noninterest expense increased $285,000, or 1.7%, in 2008 over 2007. The increase in noninterest expense includes the effect of the May 2007 Citizens Bancorp acquisition, with additional personnel and other costs associated with adding three operating locations. Significant changes in 2008 as compared to 2007 include the following:
•	Salaries and wages increased $399,000, or 5.7%. The primary increase in salaries is associated with the 2008 accruals for various incentive compensation programs of $428,000 more than the related 2007 incentives. Salaries and wages associated with staff additions from the Citizens Bancorp acquisition have been fully offset by reductions in personnel that have taken place over the last half of 2007 and first half of 2008.

•	Pensions and other employee benefits increased $72,000, or 3.3%. Within this category, there were several significant changes, summarized as follows:
o	Group health insurance expense was $131,000 higher in 2008, mainly because an experience-related refund reduced expense in 2007.

o	Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $84,000 higher in 2008 than in 2007. The increased expense relates primarily to the Corporation’s increase in employer matching contributions in connection with its decision, discussed above, to terminate its defined benefit pension plan.

o	Payroll tax expense decreased $76,000. In the first quarter 2007, the Corporation recorded payroll tax expense associated with incentive bonuses that were determined based on 2006 performance and paid in January 2007. There were no incentive bonuses awarded based on 2007 performance, and accordingly, no bonus-related payroll tax expense was recorded in 2008.

o	Defined benefit pension plan expense decreased $95,000, as a result of the decision to freeze the plan, effective December 31, 2007. The expected impact on 2008 earnings of the freezing of benefits, and termination of the plan, is discussed in more detail in the Prospects for the Remainder of 2008 section of Management’s Discussion and Analysis.
•	Occupancy expense increased $185,000, or 14.4%. Approximately $131,000 of the increase relates to the addition of the Citizens Trust Company branches. Also, utility costs, real estate taxes and building maintenance costs were higher in the first half of 2008 compared to 2007.

•	Pennsylvania shares tax expense increased $113,000, or 24.0%, mainly because of the addition of Citizens Trust Company’s historic asset and equity values to the tax base.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
•	Other operating expense decreased $378,000, or 9.2%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:
o	Decrease in operating expenses from the recovery of $174,000 from an insurance claim related to costs incurred in the third quarter of 2007.

o	Decrease of $81,000 related to core system conversion expense incurred in the first half of 2007 to convert the computer system used for New York State (First State Bank) locations to the same core computer system used by C&N Bank.

o	Amortization of core deposit intangibles increased $144,000, including an increase of $154,000 attributable to the Citizens Bancorp acquisition.

o	Other operating expenses include an $87,000 increase associated with Bucktail Life Insurance Company related to accident and health insurance loss reserves.
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
The allowance for loan losses totaled $8,446,000 at June 30, 2008, compared to $8,859,000 at December 31, 2007. As shown in Table VII, net charge-offs to date in 2008 totaled $941,000, which is substantially higher than the same period in 2007, as well as the historical annual levels for recent years shown in the table. In 2008, the Corporation charged-off $780,000, in the first quarter, from three commercial loan relationships for which SFAS 114 allowances of $775,000 had been recorded as of December 31, 2007. Table VII shows the provision for loan losses totaled $528,000 in 2008, compared to $229,000 in the first half of 2007. The total amount of the provision for loan losses in each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. The 2008 provision for loan losses reflects a credit provision for the second quarter related to the reversal of the SFAS 114 allowance of $450,000 associated with one commercial loan relationship that has been paid off. The 2008 provision also includes the effects of establishing an SFAS 114 allowance of $250,000 on one other commercial loan relationship, as well as increasing the unallocated portion of the allowance by $200,000.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table IX presents information related to past due and impaired loans. Total impaired loans amounted to $4,612,000 at June 30, 2008 down from $6,159,000 at March 31, 2008, and $6,218,000 at December 31, 2007. Nonaccrual loans totaled $5,813,000 at June 30, 2008, down from $7,316,000 at March 31, 2008, and $6,955,000 at December 31, 2007. The SFAS 114 valuation allowance on impaired loans totaled $1,180,000 at June 30, 2008, down from $1,723,000 at March 31, 2008, and $2,255,000 at December 31, 2007. The decrease in the SFAS 114 valuation allowance was primarily attributed to the pay-off, described above, of one commercial loan relationship with a SFAS 114 allowance of $450,000, as well as the previously described charge-offs of $780,000 associated with three other commercial loan relationships. Such decreases were partially offset by a SFAS 114 valuation allowance of $250,000 for one additional commercial relationship considered to be impaired. At June 30, 2008, the loans past due 90 days or more and still accruing increased to $2,883,000 primarily due to one commercial loan relationship of $1,614,000. Management considers the loan relationship to be well secured and in the process of collection. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances estimated as of June 30, 2008. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.
TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,	Years Ended December 31,
(In Thousands)	2008	2007	2007	2006	2005	2004	2003
Balance, beginning of year	$8,859	$8,201	$8,201	$8,361	$6,787	$6,097	$5,789

Charge-offs:
Real estate loans	620	30	196	611	264	375	168
Installment loans	84	80	216	259	224	217	326
Credit cards & related plans	4	4	5	22	198	178	171
Commercial and other loans	300	34	127	200	298	16	303

Total charge-offs	1,008	148	544	1,092	984	786	968

Recoveries:
Real estate loans	3	4	8	27	14	3	75
Installment loans	53	22	41	65	61	32	52
Credit cards & related plans	1	7	9	25	30	23	17
Commercial and other loans	10	20	28	143	50	18	32

Total recoveries	67	53	86	260	155	76	176

Net charge-offs	941	95	458	832	829	710	792
Allowance for loan losses recorded in acquisition	—	587	587	—	377	—	—
Provision for loan losses	528	229	529	672	2,026	1,400	1,100

Balance, end of year	$8,446	$8,922	$8,859	$8,201	$8,361	$6,787	$6,097

TABLE VIII – ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

	As of
	June 30,	As of December 31,
(In Thousands)	2008	2007	2006	2005	2004	2003
Commercial	$2,207	$1,870	$2,372	$2,705	$1,909	$1,578
Consumer mortgage	4,373	4,201	3,556	2,806	513	456
Impaired loans	1,180	2,255	1,726	2,374	1,378	1,542
Consumer	486	533	523	476	409	404
Unallocated	200	—	24	—	2,578	2,117

Total Allowance	$8,446	$8,859	$8,201	$8,361	$6,787	$6,097

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE IX – PAST DUE AND IMPAIRED LOANS

	As of	As of
	June 30,	March 31,	As of December 31,
(In Thousands)	2008	2008	2007	2006	2005	2004	2003
Impaired loans without a valuation allowance	$1,512	$1,059	$857	$2,674	$910	$3,552	$114
Impaired loans with a valuation allowance	3,100	5,100	5,361	5,337	7,306	4,709	4,507

Total impaired loans	$4,612	$6,159	$6,218	$8,011	$8,216	$8,261	$4,621

Valuation allowance related to impaired loans	$1,180	$1,723	$2,255	$1,726	$2,374	$1,378	$1,542

Total nonaccrual loans	$5,813	$7,316	$6,955	$8,506	$6,365	$7,796	$1,145
Total loans past due 90 days or more and still accruing	$2,883	$1,470	$1,200	$1,559	$1,369	$1,307	$2,546
TABLE X – SUMMARY OF LOANS BY TYPE

	June 30,	As of December 31,
(In Thousands)	2008	2007	2006	2005	2004	2003
Real estate — construction	$30,596	$22,497	$10,365	$5,552	$4,178	$2,856
Real estate — residential mortgage	443,596	441,692	387,410	361,857	347,705	330,807
Real estate — commercial mortgage	154,727	144,742	178,260	153,661	128,073	100,240
Consumer	31,899	37,193	35,992	31,559	31,702	33,977
Agricultural	4,121	3,553	2,705	2,340	2,872	2,948
Commercial	52,483	52,241	39,135	69,396	43,566	34,967
Other	985	1,010	1,227	1,871	1,804	1,183
Political subdivisions	31,416	33,013	32,407	27,063	19,713	17,854
Lease receivables	—	—	—	—	—	65

Total	749,823	735,941	687,501	653,299	579,613	524,897
Less: allowance for loan losses	(8,446)	(8,859)	(8,201)	(8,361)	(6,787)	(6,097)

Loans, net	$741,377	$727,082	$679,300	$644,938	$572,826	$518,800

LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At June 30, 2008, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $206,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At June 30, 2008, the carrying value of non-pledged available-for-sale securities was $110,712,000.

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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2008 and December 31, 2007, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and the Banks’ actual capital amounts and ratios are also presented in the following table.

					Minimum to Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
			Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2008:
Total capital to risk-weighted assets:
Consolidated	$141,539	16.43%	$68,906	≥8%	n/a	n/a
C&N Bank	112,561	13.62%	66,124	≥8%	$82,655	≥10%
First State Bank	4,456	21.78%	1,637	≥8%	2,046	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	133,093	15.45%	34,453	≥4%	n/a	n/a
C&N Bank	104,358	12.63%	33,062	≥4%	49,593	≥6%
First State Bank	4,213	20.59%	819	≥4%	1,228	≥6%
Tier 1 capital to average assets:
Consolidated	133,093	10.37%	51,317	≥4%	n/a	n/a
C&N Bank	104,358	8.50%	49,093	≥4%	61,366	≥5%
First State Bank	4,213	9.61%	1,754	≥4%	2,192	≥5%

December 31, 2007:
Total capital to risk-weighted assets:
Consolidated	$140,423	16.52%	$68,020	≥8%	n/a	n/a
C&N Bank	112,965	13.90%	65,017	≥8%	$81,272	≥10%
First State Bank	4,417	19.82%	1,783	≥8%	2,229	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	131,428	15.46%	34,010	≥4%	n/a	n/a
C&N Bank	104,297	12.83%	32,509	≥4%	48,763	≥6%
First State Bank	4,138	18.57%	892	≥4%	1,337	≥6%
Tier 1 capital to average assets:
Consolidated	131,428	10.91%	48,164	≥4%	n/a	n/a
C&N Bank	104,297	9.08%	45,927	≥4%	57,409	≥5%
First State Bank	4,138	9.54%	1,734	≥4%	2,168	≥5%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.
The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Loss” within stockholders’ equity. Changes in accumulated other comprehensive loss are excluded from earnings and, except for unrealized losses on equity securities, accumulated other comprehensive losses are excluded from the calculation of Tier 1 and Total capital for regulatory purposes. The balance in accumulated other comprehensive losses related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $15,796,000 at June 30, 2008, compared to $6,654,000 at December 31, 2007. The change in accumulated other comprehensive losses in the first half of 2008 resulted mainly from an increased amount of unrealized losses on trust-preferred securities, as discussed in Note 4.
The Corporation has recognized a liability for the underfunded balance of its defined benefit pension and postretirement plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive income) for the amount of the liability, net of deferred income tax. Accumulated other comprehensive income included a negative balance of $394,000 at June 30, 2008 and $403,000 at December 31, 2007 related to defined benefit obligations.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Over the period 2004 through 2006, the Federal Reserve increased the fed funds target rate 17 times, from a low of 1% to 5.25%. The Fed Funds target rate stayed at 5.25% until August 2007. During that time period, long-term interest rates did not increase as much as short-term rates, which hurt the Corporation’s profitability by “squeezing” the net interest margin. Since August 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve has lowered the fed funds target rate several times, to its current level of 2%, and long-term rates are now higher than short-term rates. There are many signs of inflationary pressures looming over the U.S. economy as of late July 2008, including high costs of petroleum products and food, and a decline in value of the U.S. dollar against many of the world’s currencies over the last year or so. While the Federal Reserve has recently lowered the fed funds target rate, which has lowered short-term rates and therefore the Corporation’s cost of funds, inflationary pressures may force the Fed to change course and begin raising rates in the future. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, SFAS No. 141R will apply to any business combinations the Corporation engages in, starting in 2009.
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
The FASB issued SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) in May 2008. The FASB issued SFAS No. 162 to meet its responsibility to identify the sources of accounting principles and the framework for entities to select the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Once the statement is effective, the hierarchy of accounting principles under SFAS No. 162 is not expected to require any significant changes to current financial statements and related disclosures of the Corporation.
Also, SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS No. 163”) was issued in May 2008. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is expected to improve the quality of information for users of financial statements about the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. Currently, the provisions of SFAS No. 163 will not require any additional disclosures by the Corporation, because current financial guarantee insurance contracts are not material.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices of the Corporation’s financial instruments. As discussed in Note 4 to the financial statements, and the “Prospects for the Remainder of 2008” section of Management’s Discussion and Analysis, the Corporation has significant unrealized losses on its holdings of trust-preferred securities as of June 30, 2008. In addition to the effects of interest rates, the market prices of the Corporation’s debt securities within the available-for-sale securities portfolio are affected by fluctuations in the risk premiums (amounts of spread over risk-free rates) demanded by investors.
Management believes valuations of debt securities at June 30, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and the first six months of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers. As a result, quoted market prices on many securities have been substantially depressed. Also, in the first half of 2008, and particularly in the second quarter, some banking companies that have issued trust-preferred securities have elected to defer payment of interest on these obligations, and a few issuers have defaulted.
Management cannot control changes in market prices of securities based on fluctuations in the risk premiums demanded by investors, nor can management control the volume of deferrals or defaults by other entities on trust-preferred securities. However, management attempts to limit the risk that economic conditions would force the Corporation to sell securities for realized losses by maintaining a strong capital position (discussed in the “Stockholders’ Equity and Capital” section of Management’s Discussion and Analysis) and ample sources of liquidity (discussed in the “Liquidity” section of Management’s Discussion and Analysis).
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
The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. The tables below were prepared based on data as of April 30, 2008 and November 30, 2007, with pro forma adjustments to the November 2007 data to include the significant leveraged investment purchase transaction (discussed below) that occurred in December 2007. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
In December 2007, the Corporation entered into two repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. In addition to generating positive earnings from the spread of the return on the investment securities over the current cost of the borrowings, the transaction reduces the magnitude of the Corporation’s overall liability-sensitive position. Specifically, the borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. One of the embedded caps expires in December 2010, and the other expires in December 2012.
Short-term interest rates fell significantly in the first half of 2008, causing the embedded caps to be less than fully effective in the April 2008 calculations. When the interest rate risk simulation was run using April 2008 data, 3-month LIBOR was at 2.85%. Since the embedded caps described above are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in the scenarios where current rates rise 100 or 200 basis points. Also, the realizable benefit in the scenario where rates rise 300 basis points was substantially less than it had been at November 2007.
The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of April 30, 2008 and November 30, 2007, the changes in net interest income and market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XI – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
April 30, 2008 Data

	Next 12 Months - Period Ending April 30, 2009
(In Thousands)	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$78,946	$43,215	$35,731	-16.5%	20.0%
+200	76,775	39,123	37,652	-12.0%	15.0%
+100	74,513	34,138	40,375	-5.6%	10.0%
0	72,050	29,264	42,786	0.0%	0.0%
-100	68,919	25,576	43,343	1.3%	10.0%
-200	65,187	22,275	42,912	0.3%	15.0%
-300	61,375	20,410	40,965	-4.3%	20.0%
Market Value of Portfolio Equity
at April 30, 2008

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$79,470	-41.8%	45.0%
+200	95,897	-29.8%	35.0%
+100	116,209	-14.9%	25.0%
0	136,595	0.0%	0.0%
-100	146,347	7.1%	25.0%
-200	147,050	7.7%	35.0%
-300	145,283	6.4%	45.0%
November 30, 2007 Data

	Next 12 Months - Period Ending November 30, 2008
(In Thousands)	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$82,751	$50,168	$32,583	-16.7%	20.0%
+200	80,606	44,823	35,783	-8.5%	15.0%
+100	78,352	40,696	37,656	-3.7%	10.0%
0	75,869	36,776	39,093	0.0%	0.0%
-100	72,910	31,608	41,302	5.7%	10.0%
-200	69,244	27,524	41,720	6.7%	15.0%
-300	65,322	23,907	41,415	5.9%	20.0%
Market Value of Portfolio Equity
at November 30, 2007

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$97,288	-34.0%	45.0%
+200	117,811	-20.1%	35.0%
+100	133,434	-9.5%	25.0%
0	147,388	0.0%	0.0%
-100	159,195	8.0%	25.0%
-200	161,102	9.3%	35.0%
-300	162,845	10.5%	45.0%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
EQUITY SECURITIES RISK
The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies. The Corporation also owns some other stocks and mutual funds.
Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Most U.S. bank stock prices fell in value significantly in the first half of 2008, with a particularly large decline in the month of June 2008. As discussed further in the “Earnings Overview” section of Management’s Discussion and Analysis, the Corporation has recognized other-than-temporary impairment charges on bank stocks totaling $1,420,000 in the first six months of 2008, including $1,171,000 in the second quarter. Table XII shows that, after the effects of the other-than-temporary impairment write-downs, the aggregate fair value of the Corporation’s equity securities is $690,000 less than cost. This net unrealized loss includes gross unrealized gains on stocks totaling $2,379,000, and gross unrealized losses on other stocks totaling $3,069,000. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their value as of June 30, 2008. Issues affecting market values of bank stocks as of June 30, 2008 are discussed further in the “Prospects for the Remainder of 2008” section of Management’s Discussion and Analysis.
Equity securities held as of June 30, 2008 and December 31, 2007 are presented in Table XII.
TABLE XII — EQUITY SECURITIES

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
(In Thousands)		Fair	Market	Market
At June 30, 2008	Cost	Value	Value	Value
Banks and bank holding companies	$18,880	$18,090	$(1,809)	$(3,618)
Other equity securities	2,727	2,827	(283)	(565)

Total	$21,607	$20,917	$(2,092)	$(4,183)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,868	$19,797	$(1,980)	$(3,959)
Other equity securities	2,577	2,950	(295)	(590)

Total	$22,445	$22,747	$(2,275)	$(4,549)

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
There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
over financial reporting.
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
On August 23, 2007, the Corporation announced the extension of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2008. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance. As of June 30, 2008, the maximum additional value available for purchases under this program is $9,148,270.
The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the second quarter 2008:

			Total Number of
			Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April 1 — 30, 2008	5,000	$18.05	5,000	$9,469,490
May 1 — 31, 2008			5,000	$9,469,490
June 1 — 30, 2008	16,000	$20.08	21,000	$9,148,270
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 15, 2008. The Board of Directors fixed the close of business on February 26, 2008 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof. On this record date, there were outstanding and entitled to vote 8,972,797 shares of Common Stock with three issues proposed for vote by the stockholders.
Proposal 1- Election of Class III Directors
The total number of votes cast for Proposal I was 6,182,868.75 including 353,475 voted in person by owners or representatives and 5,829,393.75 voted by proxy. Voting for the Class III Directors elected to serve for a term of three years is summarized as follows:

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Dennis F. Beardslee
Total Votes in Favor	5,402,210.96
Total Votes Withheld / Against	780,657.79

Jan E. Fisher
Total Votes in Favor	5,398,498.61
Total Votes Withheld / Against	784,370.14

Craig G. Litchfield
Total Votes in Favor	5,259,928.04
Total Votes Withheld / Against	922,940.71

Ann M. Tyler
Total Votes in Favor	5,413,964.19
Total Votes Withheld / Against	768,904.55
There were 732,416 shares non-voted by brokers related to the election of the Class III Directors noted above.
Proposal II — Approval of Amendments to 1995 Stock Incentive Plan
The total number of votes cast for Proposal II was 4,749,983.75 including 353,475 voted in person by owners or representatives and 4,396,508.75 voted by proxy. Voting on the requested approval and adoption of the Amendments to the Citizens & Northern 1995 Stock Incentive Plan was as follows:

Total Votes in Favor	3,317,259.02
Total Votes Against	1,243,379.26
Total Abstained:	189,345.47
There were 1,432,855 shares non-voted by brokers related to the approval and adoption of the Amendments to the Citizens & Northern 1995 Stock Incentive Plan.
Proposal III — Approval of Amendments to Directors Stock Incentive Plan
The total number of votes cast for Proposal III was 4,749,985.75 including 353,475 voted in person by owners or representatives and 4,396,508.75 voted by proxy. Voting on the requested approval and adoption of the Amendments to the Citizens & Northern Directors Stock Incentive Plan:

Total Votes in Favor	3,285,686.66
Total Votes Against	1,276,686.08
Total Abstained:	187,613.01
There were 1,432,855 shares non-voted by brokers related to the approval and adoption of the Amendments to the Citizens & Northern Directors Stock Incentive Plan.
Item 5. Other Information
None

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Item 6. Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3.	(i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-8 registration statement filed November 3, 2006

3.	(ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

4.	Instruments defining the rights of security holders, including indentures	Not applicable

10.	Material contracts:
	10.1 Form of Stock Option and Restricted Stock agreement dated January 3, 2008 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed on May 6, 2008

	10.2 Form of Stock Option agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed on May 6, 2008

	10.3 Form of Restricted Stock agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed on May 6, 2008

11.	Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

15.	Letter re: unaudited interim financial information	Not applicable

18.	Letter re: change in accounting principles	Not applicable

19.	Report furnished to security holders	Not applicable

22.	Published report regarding matters submitted to vote of security holders	Not applicable

23.	Consents of experts and counsel	Not applicable

24.	Power of attorney	Not applicable

31.	Rule 13a-14(a)/15d-14(a) certifications:
	31.1 Certification of Chief Executive Officer	Filed herewith
	31.2 Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

99.	Additional exhibits:	Not applicable

100.	XBRL-related documents	Not applicable

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 6, 2008	By:	/s/ Craig G. Litchfield

Date	Chairman, President and Chief Executive Officer

August 6, 2008	By:	/s/ Mark A. Hughes

Date	Treasurer and Chief Financial Officer