Form 10-Q
period 2008-09-30
CITIZENS & NORTHERN CORP
filed 2008-11-07
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	8,964,262 Shares Outstanding on October 31, 2008

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — September 30, 2008 and December 31, 2007	Page 3

Consolidated Statement of Income — Three Months and Nine Months Ended September 30, 2008 and 2007	Page 4

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2008 and 2007	Pages 5 and 6

Notes to Consolidated Financial Statements	Pages 7 through 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 16 through 34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 35 through 38

Item 4. Controls and Procedures	Pages 38 through 39

Part II. Other Information	Pages 39 through 42

Signatures	Page 42

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 43

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 44

Exhibit 32. Section 1350 Certifications	Page 45
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet

	September 30,	December 31,
	2008	2007
(In Thousands Except Share Data)	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$21,777	$21,892
Interest-bearing	1,383	9,769

Total cash and cash equivalents	23,160	31,661
Trading securities	1,630	2,980
Available-for-sale securities	417,761	432,755
Held-to-maturity securities	407	409
Loans, net	748,909	727,082
Bank-owned life insurance	22,119	21,539
Accrued interest receivable	5,846	5,714
Bank premises and equipment, net	26,500	27,796
Foreclosed assets held for sale	312	258
Intangible asset — Core deposit intangibles	964	1,378
Intangible asset — Goodwill	12,014	12,032
Other assets	29,275	20,142

TOTAL ASSETS	$1,288,897	$1,283,746

LIABILITIES
Deposits:
Noninterest-bearing	$126,649	$125,485
Interest-bearing	729,927	713,018

Total deposits	856,576	838,503
Dividends payable	2,149	2,134
Short-term borrowings	52,650	40,678
Long-term borrowings	249,395	259,454
Accrued interest and other liabilities	6,053	5,196

TOTAL LIABILITIES	1,166,823	1,145,965

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2008 and 2007; issued 9,284,148 in 2008 and 9,193,192 in 2007	9,284	9,193
Stock dividend distributable	—	1,571
Paid-in capital	44,215	42,494
Retained earnings	97,723	96,628
Unamortized stock compensation	(71)	(56)
Treasury stock, at cost; 338,730 shares at September 30, 2008 and 303,058 shares at December 31, 2007	(5,815)	(4,992)

Sub-total	145,336	144,838

Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities	(23,149)	(6,654)
Defined benefit plans	(113)	(403)

Total accumulated other comprehensive loss	(23,262)	(7,057)

TOTAL STOCKHOLDERS’ EQUITY	122,074	137,781

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,288,897	$1,283,746

The accompanying notes are an integral part of these consolidated financial statements.
Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Income

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2008	2007	2008	2007
(In Thousands, Except Per Share Data) (Unaudited)	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$12,255	$12,929	$36,836	$36,889
Interest on loans to political subdivisions	406	369	1,116	1,072
Interest on balances with depository institutions	9	16	27	74
Interest on federal funds sold	42	50	116	200
Interest on trading securities	19	27	62	46
Income from available-for-sale and held-to-maturity securities:
Taxable	4,815	3,777	14,574	10,945
Tax-exempt	828	677	2,267	2,076
Dividends	201	213	650	691

Total interest and dividend income	18,575	18,058	55,648	51,993

INTEREST EXPENSE
Interest on deposits	4,557	6,437	14,941	18,780
Interest on short-term borrowings	218	432	761	1,397
Interest on long-term borrowings	2,699	1,682	8,152	5,053

Total interest expense	7,474	8,551	23,854	25,230

Interest margin	11,101	9,507	31,794	26,763
Provision for loan losses	141	—	669	229

Interest margin after provision for loan losses	10,960	9,507	31,125	26,534

OTHER INCOME
Trust and financial management revenue	845	885	2,697	2,506
Service charges on deposit accounts	1,191	709	3,240	1,824
Service charges and fees	208	177	569	501
Insurance commissions, fees and premiums	77	108	246	368
Increase in cash surrender value of life insurance	190	196	580	515
Other operating income	551	802	2,372	1,895

Total other income before net losses on available-for-sale securities	3,062	2,877	9,704	7,609
Net losses on available-for-sale securities	(4,483)	(68)	(5,460)	(79)

Total other income	(1,421)	2,809	4,244	7,530

OTHER EXPENSES
Salaries and wages	3,892	3,741	11,319	10,769
Pensions and other employee benefits	1,082	1,032	3,312	3,190
Occupancy expense, net	689	668	2,160	1,954
Furniture and equipment expense	692	708	1,982	2,104
Pennsylvania shares tax	292	236	876	707
Other operating expense	2,089	2,306	5,808	6,403

Total other expenses	8,736	8,691	25,457	25,127

Income before income tax provision	803	3,625	9,912	8,937
Income tax (credit) provision	(209)	777	2,031	1,695

NET INCOME	$1,012	$2,848	$7,881	$7,242

PER SHARE DATA:
Net income — basic	$0.11	$0.32	$0.88	$0.83
Net income — diluted	$0.11	$0.32	$0.88	$0.83

Dividend per share	$0.24	$0.24	$0.72	$0.72

Number of shares used in computation — basic	8,957,774	8,986,822	8,965,230	8,743,490
Number of shares used in computation — diluted	8,986,253	8,994,805	8,985,211	8,756,013
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows

	9 Months Ended
	Sept. 30,	Sept. 30,
(In Thousands) (Unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,881	$7,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	669	229
Net losses on available-for-sale securities	5,460	79
Gain on sale of foreclosed assets, net	(46)	(76)
Loss on disposition of premises and equipment	—	145
Depreciation expense	2,174	2,125
Accretion and amortization on securities, net	136	274
Accretion and amortization on loans, deposits and borrowings, net	(314)	(158)
Increase in cash surrender value of life insurance	(580)	(515)
Stock-based compensation	274	231
Amortization of core deposit intangibles	414	289
Net increase in trading securities	(1,722)	(2,515)
Increase in accrued interest receivable and other assets	(1,708)	(1,099)
Increase in accrued interest payable and other liabilities	1,067	482

Net Cash Provided by Operating Activities	13,705	6,733

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisition of Citizens Bancorp, Inc., net	—	29,941
Proceeds from maturity of held-to-maturity securities	2	4
Proceeds from sales of available-for-sale securities	22,682	91,088
Proceeds from calls and maturities of available-for-sale securities	44,525	27,235
Purchase of available-for-sale securities	(79,737)	(85,847)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(2,629)	(4,655)
Redemption of Federal Home Loan Bank of Pittsburgh stock	3,299	4,977
Net (increase) decrease in loans	(22,706)	1,483
Purchase of premises and equipment	(878)	(2,157)
Return of principal on limited partnership investment	34	238
Proceeds from sale of foreclosed assets	374	478

Net Cash (Used in) Provided by Investing Activities	(35,034)	62,785

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	18,045	(32,615)
Net increase (decrease) in short-term borrowings	11,972	(2,805)
Proceeds from long-term borrowings	29,703	42,500
Repayments of long-term borrowings	(39,592)	(74,927)
Purchase of treasury stock	(1,567)	(950)
Sale of treasury stock	154	88
Dividends paid	(5,887)	(6,115)

Net Cash Provided by (Used in) Financing Activities	12,828	(74,824)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,501)	(5,306)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,661	27,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,160	$21,853

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Cash Flows

	9 Months Ended
	Sept. 30,	Sept. 30,
(In Thousands) (Unaudited) (Continued)	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$382	$417
Securities transferred from trading to available-for-sale	3,072	—
Interest paid	24,097	25,278
Income taxes paid	3,492	1,977

ACQUISITION OF CITIZENS BANCORP, INC.:
Cash and cash equivalents received	—	44,264

Cash paid for acquisition	—	(14,323)

Net cash received on acquisition	$—	$29,941

NONCASH ASSETS RECEIVED, LIABILITIES ASSUMED AND EQUITY ISSUED FROM ACQUISITION OF CITIZENS BANCORP, INC.:
Assets received:
Available for sale securities	$—	$26,426
Loans	—	60,151
Bank-owned life insurance	—	4,433
Premises and equipment	—	5,243
Foreclosed assets	—	107
Intangible asset — core deposit intangible	—	1,487
Intangible asset — goodwill	—	9,263
Other assets	—	1,567

Total noncash assets received	$—	$108,677

Liabilities assumed and equity issued:
Deposits	$—	$99,636
Short-term borrowings	—	1,426
Long-term borrowings	—	22,753
Other liabilities	—	735
Equity issued, net	—	14,068

Total noncash liabilities assumed and equity issued	$—	$138,618

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
Results reported for the three-month and nine-month periods ended September 30, 2008 might not be indicative of the results for the year ending December 31, 2008.
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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2008
Earnings per share — basic	$7,881,000	8,965,230	$0.88
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		145,729
Hypothetical share repurchase at $19.88		(125,748)

Earnings per share — diluted	$7,881,000	8,985,211	$0.88

Nine Months Ended September 30, 2007
Earnings per share — basic	$7,242,000	8,743,490	$0.83
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		109,329
Hypothetical share repurchase at $20.50		(96,806)

Earnings per share — diluted	$7,242,000	8,756,013	$0.83

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended September 30, 2008
Earnings per share — basic	$1,012,000	8,957,774	$0.11
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		174,332
Hypothetical share repurchase at $21.41		(145,853)

Earnings per share — diluted	$1,012,000	8,986,253	$0.11

Quarter Ended September 30, 2007
Earnings per share — basic	$2,848,000	8,986,822	$0.32
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		108,115
Hypothetical share repurchase at $18.93		(100,132)

Earnings per share — diluted	$2,848,000	8,994,805	$0.32

3. COMPREHENSIVE INCOME
Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of comprehensive (loss) income, and the related tax effects, are as follows:

	3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,
(In Thousands)	2008	2007	2008	2007
Net income	$1,012	$2,848	$7,881	$7,242

Unrealized (losses) gains on available-for-sale securities:

Unrealized holding (losses) gains on available-for-sale securities	(15,623)	(2,333)	(30,452)	(6,026)
Reclassification adjustment for losses realized in income	4,483	68	5,460	79

Other comprehensive loss on available-for-sale securities before income tax	(11,140)	(2,265)	(24,992)	(5,947)

Income tax related to unrealized loss on available-for-sale securities	3,788	770	8,497	2,022

Other comprehensive loss on available-for-sale securities	(7,352)	(1,495)	(16,495)	(3,925)

Unfunded pension and postretirement obligations:
Amortization of net transition obligation, prior service cost, net actuarial loss and gain from settlement of pension plan included in net periodic benefit cost, and additional reduction in unfunded liability from settlement of pension plan	444	11	455	33

Income tax related to other comprehensive gain	(164)	(3)	(165)	(12)

Other comprehensive gain on unfunded retirement obligations	280	8	290	21

Total comprehensive (loss) income	$(6,060)	$1,361	$(8,324)	$3,338

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
4. SECURITIES
The Corporation’s trading assets at September 30, 2008 and December 31, 2007 were composed exclusively of municipal bonds. Gains and losses from trading activities are included in other operating income in the consolidated statement of income as follows (in thousands):

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2008	2007	2008	2007
Gross realized gains	$20	$46	$60	$52
Gross realized losses	—	—	(63)	—
Net change in unrealized gains/losses	(140)	1	(141)	(76)

Net (losses) gains	$(120)	$47	$(144)	$(24)

Income tax (credit) provision related to net losses	$(41)	$16	$(49)	$(8)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2008 are summarized as follows:

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$243	$—	$15,743
Obligations of states and political subdivisions	75,925	113	(6,781)	69,257
Mortgage-backed securities	170,978	506	(1,418)	170,066
Collateralized mortgage obligations	70,449	5	(3,758)	66,696
Other securities	98,780	102	(24,740)	74,142

Total debt securities	431,632	969	(36,697)	395,904
Marketable equity securities	21,209	2,948	(2,300)	21,857

Total	$452,841	$3,917	$(38,997)	$417,761

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$305	$14	$—	$319
Obligations of other U.S. Government agencies	100	4	—	104
Mortgage-backed securities	2	—	—	2

Total	$407	$18	$—	$425

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008:
September 30, 2008

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	32,939	(2,834)	24,598	(3,947)	57,537	(6,781)
Mortgage-backed securities	112,319	(1,282)	7,280	(136)	119,599	(1,418)
Collateralized mortgage obligations	47,665	(1,956)	17,985	(1,802)	65,650	(3,758)
Other securities	32,058	(11,280)	35,021	(13,460)	67,079	(24,740)

Total debt securities	224,981	(17,352)	84,884	(19,345)	309,865	(36,697)
Marketable equity securities	3,587	(663)	5,838	(1,637)	9,425	(2,300)

Total temporarily impaired available-for-sale securities	$228,568	$(18,015)	$90,722	$(20,982)	$319,290	$(38,997)

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
In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities at September 30, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and the first nine months of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities (which comprise most of the balance in “Other securities” in the table above), trading volume has been limited and consisted almost entirely of sales by distressed sellers.
Trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. Most of the Corporation’s investments in trust-preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Almost all of the Corporation’s pooled trust-preferred securities are comprised of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts. Management believes trust-preferred valuations have been negatively affected by concerns that the underlying banks and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. Several of the Corporation’s trust-preferred securities were downgraded by Moody’s during the third quarter 2008, with five securities falling to ratings of less than investment grade. Further, Moody’s and Fitch have placed all of the pooled trust-preferred securities on “Ratings Watch Negative,” meaning that an initial or further downgrade may be possible in the foreseeable future. In the first nine months of 2008, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted. Trust-preferred securities are structured so that the issuers pay more interest into the trusts than would be required for pass through to the investors in the rated notes (such as the Corporation), with the excess used to cover administrative and other expenses, and to provide a cushion for some protection against the risk of loss for investors in the rated notes.
As of September 30, 2008, management evaluated the pooled trust-preferred securities for other-than-temporary impairment by estimating the cash flows a market participant would expect to receive from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers. In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service. Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable rate pooled trust-

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
preferred securities) based on the applicable forward curve. For most of the pooled trust-preferred securities, the present value determined on that basis had not declined from management’s previous assumptions used to determine book value, and accordingly, impairment was deemed temporary. However, for three of the securities, the present values declined, and the Corporation wrote the historical cost basis down to estimated fair value, resulting in other-than-temporary impairment charges totaling $4,289,000 (pretax). Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could produce different conclusions for each security. Management’s calculations of fair values of pooled trust-preferred securities are described in Note 5.
Based on the Corporation’s ability and intent to hold its debt securities for the foreseeable future, and management’s assessment of the creditworthiness of the issuers, management believes impairment of the Corporation’s debt securities at September 30, 2008, after adjustment for the write-downs of pooled trust-preferred securities described above, to be temporary.
Unrealized losses on marketable equity securities are mainly from investments in common stocks of banking corporations. Management evaluated equity securities held as of September 30, 2008. Upon evaluation, it was determined that equity securities issued by five banking corporations were other-than-temporarily impaired, including one security that management deemed worthless. Management’s assessment that these securities were other-than-temporarily impaired was based on a large amount of unrealized loss, poor and rapidly deteriorating financial conditions reflected in published financial reports for each entity, and in some cases, publicly announced endeavors to issue additional shares of stock that would dilute the Corporation’s ownership interest. These securities were written down to current fair value at September 30, 2008, and the Corporation recognized a pretax loss in the third quarter 2008 of $458,000, including $24,000 from writing down the worthless security. For the nine months ended September 30, 2008, pretax other-than-temporary impairment losses on bank stocks totaled $1,878,000, including losses totaling $216,000 from the worthless security. As of September 30, 2008, management believes the impairment of the Corporation’s other marketable equity securities to be temporary.
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
Level 1 — Fair value is based on unadjusted quoted prices in active markets that are accessible to the Corporation for identical assets. These generally provide the most reliable evidence and are used to measure fair value whenever available.
Level 2 — Fair value is based on significant inputs, other than Level 1 inputs, that are observable either directly or indirectly for substantially the full term of the asset through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets, quoted market prices in markets that are not active for identical or similar assets and other observable inputs.
Level 3 — Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
At September 30, 2008, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		September 30, 2008
	Quoted	Market Values Based on:
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$—	$15,743	$—	$15,743
Obligations of states and political subdivisions	2,026	67,231	—	69,257
Mortgage-backed securities	10,065	160,001	—	170,066
Collateralized mortgage obligations	—	66,696	—	66,696
Other securities	—	10,898	63,244	74,142

Total debt securities	12,091	320,569	63,244	395,904
Marketable equity securities	21,857	—	—	21,857

Total available-for-sale securities	33,948	320,569	63,244	417,761

TRADING SECURITIES,
Obligations of states and political subdivisions	—	1,630	—	1,630

Total	$33,948	$322,199	$63,244	$419,391

Management determined there were virtually no trades of pooled trust-preferred securities in the third quarter 2008, except for a limited number of transactions that took place as a result of bankruptcies, forced liquidations or similar circumstances. Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs. Accordingly, at September 30, 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows.
At September 30, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security. Management used the cash flow estimates for each security determined using the process described in Note 4. Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. In establishing the discount rates, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates (3-month LIBOR, for most of the Corporation’s securities) over corresponding risk-free rates (3-month U.S. Treasury Bill, for most of the Corporation’s securities) as of September 30, 2008; and (3) an additional adjustment — an increase of 2% in the discount rate — for liquidity risk. Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Following is a reconciliation of activity for assets (pooled trust-preferred securities) measured at fair value based on significant unobservable information:

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Mos. Ended Sept. 30,
(In Thousands)	2008	2007	2008	2007
Balance, beginning of period	$—	$—	$—	$—
Transfers	73,018	—	73,018	—
Purchases, issuances and settlements	13	—	13	—
Unrealized (losses) included in earnings	(4,289)	—	(4,289)	—
Unrealized (losses) included in other comprehensive income	(5,498)	—	(5,498)	—

Balance, end of period	$63,244	$—	$63,244	$—

Losses included in earnings are from the September 30, 2008 other-than-temporary impairment analysis of securities, as described in Note 4, and are included in net losses on available-for-sale securities in the consolidated statement of income.
6. DEFINED BENEFIT PLANS
The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at September 30, 2008 and December 31, 2007, and will not affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.
The Corporation’s defined benefit pension plan was frozen and terminated, effective December 31, 2007. In the third quarter 2008, the Corporation funded and settled substantially all of its obligations under the Plan. The following table reconciles the funding status of the defined benefit pension plan for the nine months ended September 30, 2008:

(In Thousands)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$12,035
Service cost	29
Interest cost	446
Actuarial (gain)	(496)
Benefits paid	(495)
Funding and settlement of plan obligations	(11,519)

Benefit obligation at September 30, 2008	$—

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$11,428
Actual return on plan assets	243
Employer contribution	343
Plan participants’ contributions	—
Benefits paid	(495)
Funding and settlement of plan obligations	(11,519)

Fair value of plan assets at September 30, 2008	$—

Funded status at September 30, 2008	$—

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(In Thousands)	2008	2007	2008	2007
Service cost	$29	$512	$52	$55
Interest cost	446	525	59	52
Expected return on plan assets	(230)	(689)	—	—
Amortization of transition (asset) obligation	(17)	(17)	27	27
Amortization of prior service cost	—	6	7	—
Recognized net actuarial loss	—	34	—	2

Net periodic benefit cost, excluding pension plan settlement	228	371	145	136
(Gain) on pension plan settlement	(71)	—	—	—

Total net periodic benefit cost	$157	$371	$145	$136

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
(In Thousands)	2008	2007	2008	2007
Service cost	$9	$170	$17	$18
Interest cost	148	175	20	17
Expected return on plan assets	(77)	(230)	—	—
Amortization of transition (asset) obligation	(5)	(5)	9	9
Amortization of prior service cost	—	2	2	—
Recognized net actuarial loss	—	11	—	1

Net periodic benefit cost, excluding pension plan settlement	75	123	48	45
(Gain) on pension plan settlement	(71)	—	—	—

Total net periodic benefit cost	$4	$123	$48	$45

In the first nine months of 2008, the Corporation funded postretirement contributions totaling $44,000, with estimated annual postretirement contributions of $59,000 expected in 2008 for the full year.
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
Total stock-based compensation expense is as follows:

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
(In Thousands)	2008	2007	2008	2007
Stock options	$—	$—	$209	$156
Restricted stock	18	—	65	75

Total	$18	$—	$274	$231

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
REFERENCES TO 2008 AND 2007
Unless otherwise noted, all references to “2008” in the following discussion of operating results are intended to mean the nine months ended September 30, 2008, and similarly, references to “2007” relate to the nine months ended September 30, 2007.
EARNINGS OVERVIEW
Net income in 2008 was $7,881,000 in the first nine months of 2008, as compared to $7,242,000 in 2007. Net income per share was $0.88 (basic and diluted), for the first nine months of 2008 compared to $0.83 per share (basic and diluted) for 2007, an increase of 6.0% in diluted net income per share. Return on average equity increased to 7.88% for 2008, up from 7.02% in 2007.
Pre-tax losses from available-for-sale securities totaled $5,460,000 in the first nine months of 2008, as compared to $79,000 in the first nine months of 2007. Securities losses in 2008 included the effects of other-than-temporary impairment (“OTTI”) charges on pooled trust-preferred securities totaling $4,289,000 and bank stocks totaling $1,878,000. Excluding the after-tax impact of losses on available-for-sale securities, diluted net income per share for the nine months ended September 30, 2008 would have been $1.28, or 54.2% higher than the corresponding amount for the first nine months of 2007.
Pooled trust-preferred securities are long-term instruments, mainly issued by banks, with 30 or more companies included in each pool. The OTTI charges on pooled trust-preferred securities resulted from management’s assessment that it is unlikely all previously anticipated principal and interest will be received on three of the securities. Accordingly, management wrote down the cost basis of these three securities to their estimated fair values as of September 30, 2008. After the impact of the OTTI charges, C&N’s cost basis in pooled trust-preferred securities totaled $86.6 million, and the estimated fair value at September 30, 2008 was $63.2 million.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Other significant changes in the components of earnings for the first nine months of 2008, as compared to the same period in 2007, were as follows:
•	The interest margin increased by $5,031,000, or 18.8% in 2008. The improved interest margin includes the impact of the Citizens Bancorp, Inc. acquisition, which was effective May 1, 2007, compared to the full year-to-date period of 2008. In addition, the interest margin has been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings, and by higher earnings on the investment portfolio resulting from higher average total holdings of securities.

•	Noninterest income, excluding securities gains (losses) increased $2,095,000, or 27.5%. Service charges on deposit accounts increased $1,416,000, or 77.6%, as a result of growth in deposit volumes from the Citizens Bancorp acquisition, as well as higher fees associated with a new overdraft privilege program. Also, in 2008, noninterest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Trust and Financial Management revenue increased $191,000, or 7.6%, mainly as a result of the addition of Citizens Bancorp.

•	The provision for loan losses was $669,000 in 2008, or $440,000 higher than the first nine months of 2007.
Third Quarter 2008:
Third quarter 2008 earnings were significantly impacted by OTTI losses on securities, as discussed above, including pre-tax losses from OTTI charges on pooled trust-preferred securities of $4,289,000 and bank stocks of $458,000. Diluted net income per share for the third quarter 2008 was $0.11. Excluding the impact of losses on available-for-sale securities, diluted net income per share for the third quarter 2008 would have been $0.44, as compared to $0.32 in the third quarter 2007. The net interest margin was $1,594,000, or 16.8%, higher in the third quarter 2008 than in the third quarter 2007.
Third quarter 2008 diluted net income per share, excluding losses from available-for-sale securities, is $0.04 lower than corresponding second quarter 2008 results. Although the net interest margin increased $452,000 in the third quarter 2008 over the prior quarter, the provision for loan losses increased $517,000, and noninterest expenses increased $479,000. The Corporation benefited from a negative provision for loan losses in the second quarter 2008 of $376,000, resulting from receipt of a payoff on a commercial loan for which an allowance had been established. In the third quarter 2008, increases in noninterest expense included professional fees and severance costs associated with organizational restructuring activities designed to generate future improvements in efficiency and profitability, as well as increases in FDIC insurance costs and charitable contributions.
TABLE I — QUARTERLY FINANCIAL DATA

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(In Thousands)	2008	2008	2008	2007	2007	2007	2007
Interest income	$18,575	$18,373	$18,700	$18,228	$18,058	$17,692	$16,243
Interest expense	7,474	7,724	8,656	8,679	8,551	8,679	8,000

Interest margin	11,101	10,649	10,044	9,549	9,507	9,013	8,243
Provision for loan losses	141	(376)	904	300	—	—	229

Interest margin after provision for loan losses	10,960	11,025	9,140	9,249	9,507	9,013	8,014
Other income	3,062	3,155	3,487	2,831	2,877	2,644	2,088
Net (losses) gains on available-for-sale securities	(4,483)	(867)	(110)	206	(68)	(1,172)	1,161
Other expenses	8,736	8,257	8,464	8,156	8,691	8,189	8,247

Income before income tax provision	803	5,056	4,053	4,130	3,625	2,296	3,016
Income tax provision	(209)	1,303	937	948	777	360	558

Net income	$1,012	$3,753	$3,116	$3,182	$2,848	$1,936	$2,458

Net income per share — basic	$0.11	$0.42	$0.35	$0.35	$0.32	$0.22	$0.29

Net income per share — diluted	$0.11	$0.42	$0.35	$0.35	$0.32	$0.22	$0.29

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The number of shares used in calculating net income per share for each quarter presented in Table I reflect the retroactive effect of stock dividends.
Prospects for the Remainder of 2008
Despite substantial write-downs of securities, earnings have increased for the first nine months of 2008 over the same period in 2007, and there are many factors pointing to continued good operating results in the fourth quarter 2008. The largest area of concern for the remainder of 2008 is the potential need to record more losses from the securities portfolio, as described in more detail below.
Because current economic conditions are volatile, management and the Corporation’s Board of Directors are considering raising more capital in the fourth quarter 2008 by issuing preferred stock to enable participation in the TARP Capital Purchase Program (described in more detail in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis). The additional capital that could become available under the TARP Capital Purchase Program would provide some protection in case additional securities losses occur, or if local economic conditions worsen and the Corporation begins to experience higher levels of loan losses than it has experienced in the first nine months of 2008. Further, the additional capital may position the Corporation to improve profitability through increased lending, acquisitions or other means. Based on the Corporation’s risk-weighted assets as of September 30, 2008, the total amount of preferred stock issued could be as high as $26.5 million. The Corporation’s ability to participate in the TARP Capital Purchase Program is dependent on: (1) shareholder approval of an amendment to the Articles of Incorporation to permit issuance of the preferred shares, and (2) approval by banking regulatory agencies and the Treasury Department.
As described in more detail in Item 3, Quantitative and Qualitative Disclosures About Market Risk, the Corporation is liability sensitive, meaning that its sources of funds (mainly deposits and borrowings) tend to re-price more quickly on average when interest rates change than do its earning assets (mainly loans and available-for-sale debt securities). Accordingly, the Corporation tends to generate lower earnings when short-term interest rates rise and higher earnings when short-term rates fall. With reductions in the Fed Funds target rate (which has fallen from 5.25% in August 2007 to its early-November 2008 level of 1%), the Corporation has experienced overall reductions in its cost of funds and improvement in its net interest margin over the course of 2008.
The provision for loan losses for the first nine months of 2008 was $669,000, including a charge to earnings of $141,000 in the third quarter, a credit of $376,000 in the second quarter and a charge to earnings of $904,000 in the first quarter. Issues related to larger commercial borrowers significantly affect the Corporation’s provision for loan losses in any particular period. Accordingly, the amount of loan loss provision for the remainder of 2008 will depend substantially on the credit status of the commercial portfolio. Although management is concerned about the condition of the national economy and the potential for problems in our market area, to date the Corporation has not experienced significant deterioration in loan delinquencies, nor a noticeable change in volume of activity related to troubled debts or foreclosures. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of subprime mortgage loans that have received negative publicity in 2007 and 2008.
Benefits under the Corporation’s defined benefit pension plan were frozen, and a decision was made to terminate the Plan, effective December 31, 2007. Earlier in 2008, management expected the Corporation to realize a loss from settlement of the defined benefit pension plan at the time it would be required to fund the final amounts necessary to extinguish its obligations under the Plan. However, the cost of the annuities purchased to settle obligations to retired participants receiving benefits was substantially less than anticipated, and the Corporation had a gain of $71,000 from settlement of the Plan in the third quarter 2008. As reflected in Note 6 to the consolidated financial statements, in the first nine months of 2008, the Corporation recorded expense from the defined benefit plan of $228,000, excluding the gain from settlement. For the year ended December 31, 2007, when a significant amount of service cost was still accruing, expense from the defined benefit plan (excluding a loss from curtailment of $77,000) totaled $495,000. Also in 2008, employer matching contributions under the Corporation’s Employee Savings & Retirement Plan (a 401(k) plan), were increased, which will result in an estimated increase in expense of $150,000 for the year. Going forward, management expects the net impact of terminating the defined benefit plan and increasing the Savings & Retirement Plan contributions to be lower ongoing employee benefit expenses.
A major variable that affects the Corporation’s earnings is securities gains and losses. In the first nine months of 2008, the Corporation reported realized losses from available-for-sale securities of $5,460,000, including the effect of pretax write-downs of impaired trust-preferred securities by $4,289,000 and bank stocks by $1,878,000. The Corporation’s losses from trust-preferred securities and bank stocks stem from the much-publicized economic

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
problems affecting the national and international economy, which have particularly hurt the banking industry. Although management believes these conditions to be cyclical, opportunities for realized gains from bank stocks are expected to be limited in the fourth quarter 2008, and (after the effect of the write-downs) the Corporation has significant unrealized losses on its holdings of trust-preferred securities as of September 30, 2008. Management has reviewed its holdings of bank stocks, trust-preferred securities and other securities as of September 30, 2008, and concluded that — with the exception of the trust-preferred securities and bank stocks that have been written down through earnings — the remaining unrealized losses are considered temporary. Notes 4 and 5 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in the fourth quarter 2008.
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
Another material estimate is the calculation of fair values of the Corporation’s debt securities. For most of the Corporation’s debt securities, the Corporation receives estimated fair values of debt securities from an independent valuation service, or from brokers. In developing fair values, the valuation service and the brokers use estimates of cash flows, based on historical performance of similar instruments in similar interest rate environments. Based on experience, management is aware that estimated fair values of debt securities tend to vary among brokers and other valuation services. Accordingly, when selling debt securities, management typically obtains price quotes from more than one source.
As described in Note 5 to the consolidated financial statements, at September 30, 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows. At September 30, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security. Management estimated the cash flows a market participant would expect to receive from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.
As described in Note 4 to the consolidated financial statements, management evaluates securities for other-than-temporary impairment. In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities are based on sensitive assumptions, and market participants might use substantially different assumptions, which could produce different conclusions for each security. Also, management’s assessments of the likelihood and potential for recovery in value of equity securities (mainly, bank stocks) are subjective, and based on sensitive assumptions.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
The fully taxable equivalent net interest margin was $33,374,000 in 2008, which is $5,181,000 (18.4%) higher than in 2007. As shown in Table IV, net increases in volume had the effect of increasing net interest income $1,807,000 in 2008 over 2007, and interest rate changes had the effect of increasing net interest income $3,374,000. Increases in the volume of earning assets and interest-bearing liabilities were significantly affected by the acquisition of Citizens Trust Company on May 1, 2007. The most significant components of the volume changes in interest income in 2008 were an increase of $4,040,000 attributable to growth in the available-for-sale securities portfolio and an increase of $975,000 attributable to loan growth. The most significant volume change in interest expense in 2008 was an increase of $2,927,000 resulting from an increase in long-term borrowings. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.23% in the first nine months of 2008, as compared to 2.92% for the year ended December 31, 2007 and 2.89% in the first nine months of 2007.
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $57,228,000 in 2008, an increase of 7.1% over 2007. Income from available-for-sale securities increased $3,890,000, or 26.6%, and interest and fees from loans increased $22,000, or 0.1%. As indicated in Table III, total average available-for-sale securities in 2008 rose to $447,354,000, an increase of $99,737,000, or 28.7% from 2007. Throughout much of 2007, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. In December 2007, the Corporation purchased approximately $86,152,000 in mortgage-backed securities in connection with two repurchase agreements. During 2008, the Corporation has increased its holdings of mortgage-backed securities and municipal bonds as securities became available at attractive prices. The average rate of return on available-for-sale securities was 5.53% for 2008, down from the 5.65% return for the year ended December 31, 2007 and 5.62% in the first nine months of 2007.
The average balance of gross loans increased 2.5% to $742,018,000 in 2008 from $723,794,000 in the first nine months of 2007. Excluding the acquisition of Citizens Trust Company, the balance of residential mortgages has remained nearly unchanged in 2008, and there has been a modest decrease in the balance of consumer loans. Growth in the loan portfolio has come primarily from several large loans made to commercial and non-profit entities. The average rate of return on loans was 6.92% in 2008, down from the 7.10% return for the year ended December 31, 2007 and 7.10% in the first nine months of 2007.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense decreased $1,376,000, or 5.5%, to $23,854,000 in 2008 from $25,230,000 in 2007. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 3.14% in 2008, from 3.70% for the year ended December 31, 2007 and 3.72% in the first nine months of 2007.
From Table III, you can calculate that total average deposits (interest-bearing and noninterest-bearing) increased 4.3%, to $843,950,000 in 2008 from $809,001,000 in the first nine months of 2007. The average rates incurred on deposit accounts have decreased significantly in the first nine months of 2008 as compared to the first nine months of 2007. The decreases in rates reduced interest expense on deposits by $4,347,000.
The combined average total short-term and long-term borrowed funds increased $84,680,000 to $296,215,000 in 2008 from $211,535,000 in the first nine months of 2007. In December 2007, the Corporation entered into two repurchase agreements totaling $80,000,000; the proceeds were used to purchase mortgage-backed securities as described above. The average rate on long-term borrowings was 4.25% in 2008, up from 4.11% in the first nine months of 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Nine Months Ended
	September 30,		Increase/
(In Thousands)	2008	2007	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$15,206	$11,618	$3,588
Tax-exempt	3,308	3,006	302

Total available-for-sale securities	18,514	14,624	3,890

Held-to-maturity securities, Taxable	18	18	—
Trading securities	90	66	24
Interest-bearing due from banks	27	74	(47)
Federal funds sold	116	200	(84)
Loans:
Taxable	36,836	36,889	(53)
Tax-exempt	1,627	1,552	75

Total loans	38,463	38,441	22

Total Interest Income	57,228	53,423	3,805

INTEREST EXPENSE
Interest checking	794	1,485	(691)
Money market	3,265	4,535	(1,270)
Savings	249	256	(7)
Certificates of deposit	6,978	8,085	(1,107)
Individual Retirement Accounts	3,650	4,413	(763)
Other time deposits	5	6	(1)
Short-term borrowings	761	1,397	(636)
Long-term borrowings	8,152	5,053	3,099

Total Interest Expense	23,854	25,230	(1,376)

Net Interest Income	$33,374	$28,193	$5,181

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table IIl — Analysis of Average Daily Balances and Rates

	9 Months		Year		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2008	Return/	12/31/2007	Return/	9/30/2007	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
(Dollars in Thousands)	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$380,650	5.34%	$290,743	5.49%	$285,215	5.45%
Tax-exempt	66,704	6.62%	62,065	6.43%	62,402	6.44%

Total available-for-sale securities	447,354	5.53%	352,808	5.65%	347,617	5.62%

Held-to-maturity securities, Taxable	408	5.89%	412	5.83%	412	5.84%
Trading securities	1,972	6.10%	1,665	5.89%	1,541	5.73%
Interest-bearing due from banks	1,302	2.77%	1,864	4.67%	2,058	4.81%
Federal funds sold	6,135	2.53%	4,017	5.25%	5,091	5.25%
Loans:
Taxable	708,714	6.94%	696,667	7.13%	691,194	7.14%
Tax-exempt	33,304	6.53%	32,602	6.46%	32,600	6.37%

Total loans	742,018	6.92%	729,269	7.10%	723,794	7.10%

Total Earning Assets	1,199,189	6.37%	1,090,035	6.62%	1,080,513	6.61%
Cash	20,111		19,485		19,488
Unrealized gain/loss on securities	(20,535)		(324)		553
Allowance for loan losses	(8,875)		(8,697)		(8,662)
Bank premises and equipment	27,305		26,767		26,337
Intangible Asset — Core Deposit Intangible	1,182		1,287		1,239
Intangible Asset — Goodwill	12,026		8,864		7,810
Other assets	51,148		41,487		40,462

Total Assets	$1,281,551		$1,178,904		$1,167,740

INTEREST-BEARING LIABILITIES
Interest checking	$81,302	1.30%	$75,488	2.42%	$75,576	2.63%
Money market	192,528	2.27%	183,178	3.29%	183,798	3.30%
Savings	66,859	0.50%	62,976	0.54%	62,702	0.55%
Certificates of deposit	239,971	3.88%	242,822	4.44%	242,189	4.46%
Individual Retirement Accounts	137,785	3.54%	131,158	4.50%	130,099	4.54%
Other time deposits	1,474	0.45%	1,283	0.55%	1,467	0.55%
Short-term borrowings	39,904	2.55%	48,373	3.98%	47,266	3.95%
Long-term borrowings	256,311	4.25%	170,229	4.17%	164,269	4.11%

Total Interest-bearing Liabilities	1,016,134	3.14%	915,507	3.70%	907,366	3.72%
Demand deposits	124,031		115,350		113,170
Other liabilities	7,892		9,378		9,697

Total Liabilities	1,148,057		1,040,235		1,030,233

Stockholders’ equity, excluding other comprehensive income/loss	147,445		140,035		138,299
Other comprehensive income/loss	(13,951)		(1,366)		(792)

Total Stockholders’ Equity	133,494		138,669		137,507

Total Liabilities and Stockholders’ Equity	$1,281,551		$1,178,904		$1,167,740

Interest Rate Spread		3.23%		2.92%		2.89%
Net Interest Income/Earning Assets		3.72%		3.51%		3.49%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE IV — ANALYSIS OF VOLUME AND RATE CHANGES

	YTD Ended 9/30/08 vs. 9/30/07
	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$3,827	$(239)	$3,588
Tax-exempt	213	89	302

Total available-for-sale securities	4,040	(150)	3,890

Held-to-maturity securities, Taxable	—	—	—
Trading securities	20	4	24
Interest-bearing due from banks	(22)	(25)	(47)
Federal funds sold	35	(119)	(84)
Loans:
Taxable	940	(993)	(53)
Tax-exempt	35	40	75

Total loans	975	(953)	22

Total Interest Income	5,048	(1,243)	3,805

INTEREST-BEARING LIABILITIES
Interest checking	106	(797)	(691)
Money market	208	(1,478)	(1,270)
Savings	17	(24)	(7)
Certificates of deposit	(73)	(1,034)	(1,107)
Individual Retirement Accounts	250	(1,013)	(763)
Other time deposits	—	(1)	(1)
Short-term borrowings	(194)	(442)	(636)
Long-term borrowings	2,927	172	3,099

Total Interest Expense	3,241	(4,617)	(1,376)

Net Interest Income	$1,807	$3,374	$5,181

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE V — COMPARISON OF NONINTEREST INCOME

	9 Months Ended
	Sept. 30,	Sept. 30,
(In Thousands)	2008	2007
Trust and financial management revenue	$2,697	$2,506
Service charges on deposit accounts	3,240	1,824
Service charges and fees	569	501
Insurance commissions, fees and premiums	246	368
Increase in cash surrender value of life insurance	580	515
Other operating income	2,372	1,895

Total other operating income, before realized losses on available-for-sale securities, net	9,704	7,609
Net losses on available-for-sale securities	(5,460)	(79)

Total Other Income	$4,244	$7,530

Total noninterest income decreased $3,286,000 or 43.6%, in 2008 compared to 2007. Net losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis, represent an aggregate decrease of $5,381,000 from 2007. Excluding such losses, other operating income items provided an increase of $2,095,000 or 27.5% in 2008 over 2007. Items of significance are as follows:
•	Service charges on deposit accounts increased $1,416,000 or 77.6% in 2008 as compared to 2007. A new overdraft privilege program implemented in early 2008 represents substantially all of the category increase.

•	Service charges and fees increased $68,000, or 13.6%, in 2008 over 2007. Within this category, the increase relates to the effect of an increase in the number of ATMs, including those from the Citizens Trust acquisition. In addition, a new fee schedule was adopted in the last quarter of 2007, contributing to the increase in ATM fees.

•	Trust and financial management revenue increased $191,000, or 7.6%, in 2008 over 2007, mainly as a result of the addition of Citizens Trust. The acquisition of Citizens Trust provided $390,000 (14.5%) of the aggregate 2008 trust revenues, and represents $105,000 (55.2%) of the related increase in trust revenues. In addition, new trust operations for the New York State operations (which began in 2007) provided $37,000, or 19.3%, of the aggregate increase in trust revenues. Trust revenues are heavily impacted by the valuation of assets under management. Assets under management amounted to $602,072,000 at September 30, 2008. The current valuation is 11.8% lower than one year earlier primarily due to recent stock market declines.

•	Insurance commissions, fees and premiums have decreased $122,000, or 33.2% in 2008 as compared to 2007. The decrease primarily relates to the reduction in revenues from credit-related insurance products for Bucktail Life Insurance Company.

•	The increase in the cash surrender value of life insurance increased $65,000, or 12.6%, in 2008 over 2007. Bank owned life insurance acquired with Citizens Trust represents $59,000 of the total increase.

•	Other operating income reflects a net increase of $477,000, or 25.2%, in 2008 over 2007. The most significant increase was a gain of $533,000 in 2008 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Also, interchange fees related to debit card transactions provided a 2008 increase of $202,000, which is primarily attributed to the additional volume for the Citizens Trust Company branches. Other operating income was offset by an increase in net losses on trading securities of $120,000 in 2008.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VI- COMPARISON OF NONINTEREST EXPENSE

	9 Months Ended
	Sept. 30,	Sept. 30,
(In Thousands)	2008	2007
Salaries and wages	$11,319	$10,769
Pensions and other employee benefits	3,312	3,190
Occupancy expense, net	2,160	1,954
Furniture and equipment expense	1,982	2,104
Pennsylvania shares tax	876	707
Other operating expense	5,808	6,403

Total Other Expense	$25,457	$25,127

Total noninterest expense increased $330,000, or 1.3%, in 2008 over 2007. The increase in noninterest expense includes the effect of the May 2007 Citizens Bancorp acquisition, with additional personnel and other costs associated with adding three operating locations. Significant changes in 2008 as compared to 2007 include the following:
•	Salaries and wages increased $550,000, or 5.1%. The primary increase in salaries is associated with the 2008 accruals for various incentive compensation programs of $682,000 more than the related 2007 incentives. Other compensation costs, primarily severance related costs, increased $177,000 in 2008. Salaries and wages associated with staff additions from the Citizens Bancorp acquisition have been fully offset by reductions in personnel that have taken place over the last half of 2007 and the first nine months of 2008.

•	Pensions and other employee benefits increased $122,000, or 3.8%. Within this category, there were several significant changes, summarized as follows:
o	Group health insurance expense was $189,000 higher in 2008, mainly because an experience-related refund reduced expense in 2007.

o	Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $156,000 higher in 2008 than in 2007. The increased expense relates primarily to the Corporation’s increase in employer matching contributions in connection with its decision, discussed earlier, to terminate its defined benefit pension plan.

o	Retiree sick pay compensation increased $56,000 in 2008 due to the acceleration of payments required under the program related to the reduction in personnel described above.

o	Costs for benefit plan consultants increased $56,000 due to plan amendments related to the pension plan termination.

o	Payroll tax expense decreased $93,000. In the first quarter 2007, the Corporation recorded payroll tax expense associated with incentive bonuses that were determined based on 2006 performance and paid in January 2007. There were no incentive bonuses awarded based on 2007 performance, and accordingly, no bonus-related payroll tax expense was recorded in 2008. In addition, reduced payroll taxes for 2008 were associated with the reductions in personnel discussed above.

o	Defined benefit pension plan expense decreased $214,000, as a result of the decision to freeze and terminate the plan, effective December 31, 2007. The Corporation funded and settled its obligations under the Plan, and recorded a gain of $71,000 from settlement, in the third quarter 2008.
•	Occupancy expense increased $206,000, or 10.5%. Approximately $124,000 of the increase relates to the addition of the Citizens Trust Company branches. Also, utility costs, real estate taxes and building maintenance costs were higher in the first 9 months of 2008 compared to 2007.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
•	Pennsylvania shares tax expense increased $169,000, or 23.9%, mainly because of the addition of Citizens Trust Company’s historic asset and equity values to the tax base.

•	Other operating expense decreased $595,000, or 9.3%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:
o	Decrease in operating expenses of $348,000 from the recovery of $174,000 in 2008 from an insurance claim related to costs recorded in the third quarter of 2007.

o	Decrease of $221,000 related to core system conversion expense incurred in 2007 to convert the computer systems used for both the New York State locations and the Citizens Bancorp locations to the same core computer system used by C&N Bank.

o	Decrease of $145,000 related to a loss on disposition of telephone equipment recorded in 2007.

o	Settlement of certain sales tax issues in 2008 reduced overall costs by $94,000 associated with recovered costs or related consulting fees in 2007.

o	Costs associated with other real estate (OREO) property activity decreased $59,000 due to improved disposition activity and one large recovery of $21,000 in 2008.

o	Attorney fees decreased $58,000 in 2008 compared to 2007.

o	Professional services increased $323,000 in 2008, mainly because $359,000 was incurred for two projects initiated to enhance non-interest income (overdraft privilege program discussed above) and to improve the bank operating structure, as well as future efficiency and profitability.

o	FDIC insurance costs increased to $161,000 in 2008, or $86,000 higher than in 2007.

o	Amortization of core deposit intangibles increased $125,000, including an increase of $141,000 attributable to the Citizens Bancorp acquisition.
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
Total capital purchases for 2008 are estimated at approximately $1.0 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2008.
PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio. In evaluating collectability, management considers a number of factors, including the status of specific impaired loans, trends in historical loss experience, delinquency trends, credit concentrations, comparison of historical loan loss data to that of other financial institutions and economic conditions within the Corporation’s market area. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. A management committee called the Watch List Committee performs this assessment. Quarterly, the Watch List Committee and the applicable Lenders discuss each loan relationship under review, and reach a consensus on the appropriate SFAS 114 estimated loss amount for the quarter. The Watch List Committee’s focus is on ensuring that all pertinent facts have been considered, and that the SFAS 114 loss amounts are reasonable. The assessment process includes review of certain loans reported on the “Watch List.” All loans, for which Lenders or the Credit Administration staff has assigned a risk rating of Special Mention, Substandard, Doubtful or Loss, are included in the Watch List. The scope of loans evaluated individually for impairment (SFAS 114 evaluation) include all loan relationships greater than $200,000 for C&N Bank loans, and $50,000 for First State Bank, for which there is at least one extension of credit graded Special Mention, Substandard, Doubtful or Loss. Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.
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
The allowance for loan losses totaled $8,498,000 at September 30, 2008, compared to $8,859,000 at December 31, 2007. As shown in Table VII, net charge-offs to date in 2008 totaled $1,125,000, which is substantially higher than the same period in 2007, as well as the historical annual levels for recent years shown in the table. In the first quarter 2008, the Corporation charged off $780,000 from three commercial loan relationships for which SFAS 114 allowances of $775,000 had been recorded as of December 31, 2007. Table VII shows the provision for loan losses totaled $669,000 in 2008, compared to $229,000 in the first nine months of 2007. The total amount of the provision for loan losses in each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. The 2008 provision for loan losses reflects a credit provision for the second quarter related to the reversal of the SFAS 114 allowance of $450,000 associated with one commercial loan relationship that has been paid off. The 2008 provision also includes the effects of establishing an SFAS 114 allowance of $250,000 on one other commercial loan relationship, as well as increasing the unallocated portion of the allowance by $381,000.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Table IX presents information related to past due and impaired loans. Total impaired loans amounted to $6,166,000 at September 30, 2008 up from $4,612,000 at June 30, 2008 yet comparable to the $6,159,000 at March 31, 2008, and $6,218,000 at December 31, 2007. Nonaccrual loans totaled $7,782,000 at September 30, 2008 up from $5,813,000 at June 30, 2008, and more comparable to $7,316,000 at March 31, 2008, and $6,955,000 at December 31, 2007. The SFAS 114 valuation allowance on impaired loans totaled $1,161,000 at September 30, 2008 compared to $1,180,000 at June 30, 2008, yet down from $1,723,000 at March 31, 2008, and $2,255,000 at December 31, 2007. The decrease in the SFAS 114 valuation allowance was primarily attributed to the pay-off, described above, of one commercial loan relationship with a SFAS 114 allowance of $450,000, as well as the previously described charge-offs of $780,000 associated with three other commercial loan relationships. Such decreases were partially offset by a SFAS 114 valuation allowance of $250,000 for one additional commercial relationship considered to be impaired. At September 30, 2008, the loans past due 90 days or more and still accruing decreased to $1,378,000 primarily related to collection of one commercial loan relationship of $1,614,000. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss and nonaccrual status. However, the actual losses realized from these relationships could vary materially from the allowances estimated as of September 30, 2008. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables VII, VIII, IX and X present an analysis of the allowance for loan losses, the allocation of the allowance, information concerning impaired and past due loans and a five-year summary of loans by type.
TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	9 Months	9 Months
	Ended	Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
(In Thousands)	2008	2007	2007	2006	2005	2004	2003
Balance, beginning of year	$8,859	$8,201	$8,201	$8,361	$6,787	$6,097	$5,789

Charge-offs:
Real estate loans	670	108	196	611	264	375	168
Installment loans	143	141	216	259	224	217	326
Credit cards and related plans	7	4	5	22	198	178	171
Commercial and other loans	305	123	127	200	298	16	303

Total charge-offs	1,125	376	544	1,092	984	786	968

Recoveries:
Real estate loans	17	6	8	27	14	3	75
Installment loans	61	27	41	65	61	32	52
Credit cards and related plans	3	8	9	25	30	23	17
Commercial and other loans	14	27	28	143	50	18	32

Total recoveries	95	68	86	260	155	76	176

Net charge-offs	1,030	308	458	832	829	710	792
Allowance for loan losses recorded in acquisition	—	587	587	—	377	—	—
Provision for loan losses	669	229	529	672	2,026	1,400	1,100

Balance, end of period	$8,498	$8,709	$8,859	$8,201	$8,361	$6,787	$6,097

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE VIII — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

	As of
	Sept. 30,	As of December 31,
(In Thousands)	2008	2007	2006	2005	2004	2003
Commercial	$2,227	$1,870	$2,372	$2,705	$1,909	$1,578
Consumer mortgage	4,273	4,201	3,556	2,806	513	456
Impaired loans	1,161	2,255	1,726	2,374	1,378	1,542
Consumer	456	533	523	476	409	404
Unallocated	381	—	24	—	2,578	2,117

Total Allowance	$8,498	$8,859	$8,201	$8,361	$6,787	$6,097

TABLE IX — PAST DUE AND IMPAIRED LOANS

	As of	As of	As of
	Sept. 30,	June 30,	March 31,	As of December 31,
(In Thousands)	2008	2008	2008	2007	2006	2005	2004	2003
Impaired loans without a valuation allowance	$3,414	$1,512	$1,059	$857	$2,674	$910	$3,552	$114
Impaired loans with a valuation allowance	2,969	3,100	5,100	5,361	5,337	7,306	4,709	4,507

Total impaired loans	$6,383	$4,612	$6,159	$6,218	$8,011	$8,216	$8,261	$4,621

Valuation allowance related to impaired loans	$1,161	$1,180	$1,723	$2,255	$1,726	$2,374	$1,378	$1,542

Total nonaccrual loans	$7,782	$5,813	$7,316	$6,955	$8,506	$6,365	$7,796	$1,145
Total loans past due 90 days or more and still accruing	$1,378	$2,883	$1,470	$1,200	$1,559	$1,369	$1,307	$2,546
TABLE X — SUMMARY OF LOANS BY TYPE

	Sept. 30,	As of December 31,
(In Thousands)	2008	2007	2006	2005	2004	2003
Real estate — construction	$34,002	$22,497	$10,365	$5,552	$4,178	$2,856

Real estate — residential mortgage	440,001	441,692	387,410	361,857	347,705	330,807

Real estate — commercial mortgage	158,972	144,742	178,260	153,661	128,073	100,240

Consumer	29,586	37,193	35,992	31,559	31,702	33,977
Agricultural	4,497	3,553	2,705	2,340	2,872	2,948

Commercial	51,932	52,241	39,135	69,396	43,566	34,967
Other	789	1,010	1,227	1,871	1,804	1,183

Political subdivisions	37,628	33,013	32,407	27,063	19,713	17,854
Lease receivables	—	—	—	—	—	65

Total	757,407	735,941	687,501	653,299	579,613	524,897
Less: allowance for loan losses	(8,498)	(8,859)	(8,201)	(8,361)	(6,787)	(6,097)

Loans, net	$748,909	$727,082	$679,300	$644,938	$572,826	$518,800

LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by mortgage loans and various investment securities. At September 30, 2008, the Corporation had unused borrowing availability with correspondent banks and the Federal Home Loan Bank of Pittsburgh totaling approximately $200,000,000. Additionally, the Corporation uses repurchase agreements placed with brokers to

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. Further, if required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At September 30, 2008, the carrying value of non-pledged available-for-sale securities was $127,391,000.
In October 2008, the Corporation opened a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line solely as a contingency funding source and does not expect to draw on this line of credit unless the Corporation’s primary funding sources become unavailable. As collateral for the line, the Corporation pledged available-for-sale securities with a carrying value of approximately $76,000,000 at September 30, 2008 that had previously been unpledged. As of October 31, 2008, the Corporation has approximately $68,000,000 available on this line of credit, and no funds have been advanced.
Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008 and December 31, 2007, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and the Banks’ actual capital amounts and ratios are also presented in the following table.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

					Minimum to Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
			Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2008:
Total capital to risk-weighted assets:
Consolidated	$141,093	15.96%	$70,723	≥8%	n/a	n/a
C&N Bank	112,146	13.23%	67,836	≥8%	$84,795	≥10%
First State Bank	4,487	23.77%	1,510	≥8%	1,888	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	132,358	14.97%	35,362	≥4%	n/a	n/a
C&N Bank	103,620	12.22%	33,918	≥4%	50,877	≥6%
First State Bank	4,278	22.66%	755	≥4%	1,133	≥6%
Tier 1 capital to average assets:
Consolidated	132,358	10.24%	51,704	≥4%	n/a	n/a
C&N Bank	103,620	8.33%	49,735	≥4%	62,169	≥5%
First State Bank	4,278	9.82%	1,742	≥4%	2,177	≥5%

December 31, 2007:
Total capital to risk-weighted assets:
Consolidated	$140,423	16.52%	$68,020	≥8%	n/a	n/a
C&N Bank	112,965	13.90%	65,017	≥8%	$81,272	≥10%
First State Bank	4,417	19.82%	1,783	≥8%	2,229	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	131,428	15.46%	34,010	≥4%	n/a	n/a
C&N Bank	104,297	12.83%	32,509	≥4%	48,763	≥6%
First State Bank	4,138	18.57%	892	≥4%	1,337	≥6%
Tier 1 capital to average assets:
Consolidated	131,428	10.91%	48,164	≥4%	n/a	n/a
C&N Bank	104,297	9.08%	45,927	≥4%	57,409	≥5%
First State Bank	4,138	9.54%	1,734	≥4%	2,168	≥5%
Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the foreseeable future. However, if there were significant other-than-

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
temporary impairment losses on available-for-sale securities, or if economic conditions continued to worsen to the extent that loan losses or losses on other assets increased significantly from recent historical levels, capital ratios could fall to levels considered less than well-capitalized. Although management does not expect such significant losses will occur within the foreseeable future, the possibility of such losses is one of the reasons management and the Corporation’s Board of Directors are considering raising more capital by issuing preferred stock to enable participation in the TARP Capital Purchase Program (described in more detail below). Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.
The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Loss” within stockholders’ equity. Changes in accumulated other comprehensive loss are excluded from earnings and, except for unrealized losses on equity securities, accumulated other comprehensive losses are excluded from the calculation of Tier 1 and Total capital for regulatory purposes. The balance in accumulated other comprehensive losses related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $23,149,000 at September 30, 2008, compared to $6,654,000 at December 31, 2007. The change in accumulated other comprehensive losses in the first half of 2008 resulted mainly from an increased amount of unrealized losses on trust-preferred securities, as discussed in Note 4.
The Corporation has recognized a liability for the underfunded balance of its defined benefit pension and postretirement plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive loss) for the amount of the liability, net of deferred income tax. As discussed in Note 6, the defined benefit pension plan was terminated as of December 31, 2007, and in the third quarter 2008, the Corporation funded its obligations under the defined benefit pension plan. Accordingly, the balance in accumulated other comprehensive loss related to defined benefit plans as of September 30, 2008 was related exclusively to the postretirement plan. Accumulated other comprehensive loss related to defined benefit obligations was $113,000 at September 30, 2008 and $403,000 at December 31, 2007.
Potential Issuance of Preferred Stock and Participation in TARP Capital Purchase Program
On October 31, 2008, the Corporation filed a preliminary proxy statement with the Securities and Exchange Commission for a special shareholders’ meeting to amend the Corporation’s Articles of Incorporation to create 30,000 shares of preferred stock, $1,000.00 par value per share. The Board of Directors is considering authorizing the issuance of preferred stock, and warrants to purchase common stock, to the United States Department of Treasury pursuant to the terms of the Emergency Economic Stabilization Act of 2008 and the TARP Capital Purchase Program (the “Program”) established thereunder. The Program was instituted in response to the current credit crisis as a means of facilitating capital growth for the country’s financial institutions, which is intended to increase the flow of financing to businesses and consumers. Under the Program, the Treasury Department will purchase up to a predetermined amount of preferred stock from qualifying financial institutions in order to provide such capital. In order to participate in the Program, the Corporation must apply by November 14, 2008, and must receive shareholder approval to amend its Articles of Incorporation to authorize creation of the preferred stock within 30 days after receipt of such approval.
If approved, the Corporation may sell an amount of Senior Preferred shares to the Treasury equal to not less than 1%, and not more than 3%, of the Corporation’s risk-weighted assets. Based on the Corporation’s risk-weighted assets as of September 30, 2008, the Corporation could issue amounts ranging from approximately $8.8 million to $26.5 million, and management presently expects to apply for the high end of that range. The Senior Preferred shares would qualify as Tier 1 capital and would rank senior to common stock. The Senior Preferred shares would pay a cumulative dividend rate of 5% per annum for the first five years and reset to a rate of 9% per annum after year five. The dividend would be payable quarterly in arrears. The Senior Preferred shares would be non-voting, other than class voting rights on matters that could adversely affect the shares. The Senior Preferred shares could be redeemed after three years at the option of the Corporation for a price equal to the original issue price plus any accrued but unpaid dividends. Prior to the end of three years, the Senior Preferred shares could be redeemed with the proceeds from a qualifying equity offering by the Corporation of any Tier 1 perpetual preferred stock or common stock. The Treasury could also transfer the Senior Preferred shares to a third party at any time. In conjunction with the purchase of Senior Preferred shares, the Treasury would receive warrants to purchase Corporation common stock with an aggregate market price equal to 15% of the Senior Preferred investment. The exercise price on the warrants would be the market price of the Corporation’s common stock at the time of issuance, calculated on a 20-trading day trailing average. The warrants would be immediately exercisable and have a term of 10 years, and the Corporation would have to take the steps necessary to register the Senior Preferred shares and the warrants and the underlying common stock purchasable upon exercise with the Securities and Exchange Commission.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
To participate in the program, the Corporation would be required to meet certain standards, including: (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the Corporation; (ii) requiring a clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibiting the Corporation from making any golden parachute payment to a senior executive based on applicable Internal Revenue Code provisions; and (iv) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.
Based on the Program term sheet provided by the Treasury, the following would be the effects on holders of common stock from the issuance of Senior Preferred stock to the Treasury under the Program:
Restrictions on Dividends. For as long as any Senior Preferred shares are outstanding, no dividends could be declared or paid on common shares, nor could the Corporation repurchase or redeem any common shares, unless all accrued and unpaid dividends for all past dividend periods on the Senior Preferred shares had been fully paid. In addition, the consent of the Treasury would be required for any increase in the per share dividends on common shares until the third anniversary of the date of the Senior Preferred investment unless prior to such third anniversary, the Senior Preferred shares were redeemed in whole or the Treasury had transferred all of the Senior Preferred shares to third parties.
Repurchases. The Treasury’s consent would be required for any share repurchases (other than (i) repurchases of the Senior Preferred shares and (ii) repurchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice) until the third anniversary of the date of this investment unless prior to such third anniversary the Senior Preferred shares had been redeemed in whole or the Treasury had transferred all of the Senior Preferred shares to third parties. In addition, there could be no share repurchases of common shares if prohibited as described under “Restrictions on Dividends” above.
Voting rights. The Senior Preferred shares would be non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Senior Preferred shares, (ii) any amendment to the rights of Senior Preferred, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Senior Preferred. If dividends on the Senior Preferred shares were not paid in full for six dividend periods, whether or not consecutive, the Senior Preferred shares would have the right to elect 2 directors. The right to elect directors would end when full dividends had been paid for four consecutive dividend periods.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Over the period 2004 through 2006, the Federal Reserve increased the fed funds target rate 17 times, from a low of 1% to 5.25%. The fed funds target rate stayed at 5.25% until August 2007. During that time period, long-term interest rates did not increase as much as short-term rates, which hurt the Corporation’s profitability by “squeezing” the net interest margin. Since August 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve has lowered the fed funds target rate several times, to its current level of 1%, and long-term rates are now higher than short-term rates. While the Federal Reserve has recently lowered the fed funds target rate, which has lowered short-term rates and therefore the Corporation’s cost of funds, in the future inflationary pressures may force the Fed to change course and begin raising rates. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in 2008 and affect the Corporation’s disclosures of information regarding fair values of financial instruments, but do not have a material effect on the Corporation’s financial statements. The FASB issued Staff Position No. 157-3, in October 2008, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides guidance and illustration of key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The disclosures required by SFAS No. 157 are presented in Note 5 to the consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
Also, SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 (“SFAS No. 163”) was issued in May 2008. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The Statement requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is expected to improve the quality of information for users of financial statements about the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. Currently, the provisions of SFAS No. 163 will not require any additional disclosures by the Corporation, because current financial guarantee insurance contracts are not material.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices of the Corporation’s financial instruments. As discussed in Note 4 to the financial statements, and the “Prospects for the Remainder of 2008” section of Management’s Discussion and Analysis, the Corporation has significant unrealized losses on its holdings of trust-preferred securities as of September 30, 2008. In addition to the effects of interest rates, the market prices of the Corporation’s debt securities within the available-for-sale securities portfolio are affected by fluctuations in the risk premiums (amounts of spread over risk-free rates) demanded by investors.
Management believes valuations of debt securities at September 30, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and the first nine months of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers. As a result, quoted market prices on many securities have been substantially depressed and the market for pooled trust-preferred securities has become virtually nonexistent. Further, some banking companies that have issued trust-preferred securities have elected to defer payment of interest on these obligations, and a few issuers have defaulted.
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
The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. The tables below were prepared based on data as of August 31, 2008 and November 30, 2007. Pro forma adjustments were made to the August 31, 2008 data to incorporate the fair values of the pooled trust preferred securities that were calculated as of September 30, 2008 using discounted cash flow models. Pro forma adjustments were made to the November 30, 2007 data to incorporate the significant leveraged investment purchase transaction (discussed below) that occurred in December 2007.
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
Short-term interest rates fell significantly in the first eight months of 2008, causing the embedded caps to be less than fully effective in the August 2008 calculations. When the interest rate risk simulation was run using August 2008 data, 3-month LIBOR was at 2.81%. Since the embedded caps described above are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in the scenarios where current rates rise 100 or 200 basis points. Also, the realizable benefit in the scenario where rates rise 300 basis points was substantially less than it had been at November 2007.
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
At August 31, 2008, the Corporation was within the policy limits for changes in net interest income but was slightly outside the policy limit for the change in market value at +300 basis points. This change occurred primarily because of the decline in the market value of the investment portfolio (particularly the pooled trust preferred securities). Management has reviewed this with the Board of Directors and will continue to evaluate whether to make any changes to asset or liability holdings in an effort to reduce exposure to rising interest rates.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XI — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
August 31, 2008 Data
(In Thousands)
Next 12 Months — Period Ending August 31, 2009

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$81,293	$43,116	$38,177	-13.9%	20.0%
+200	78,802	38,835	39,967	-9.9%	15.0%
+100	76,270	33,609	42,661	-3.8%	10.0%
0	73,647	29,312	44,335	0.0%	0.0%
-100	70,572	25,686	44,886	1.2%	10.0%
-200	66,820	22,956	43,864	-1.1%	15.0%
-300	63,045	22,327	40,718	-8.2%	20.0%
Market Value of Portfolio Equity
at August 31, 2008

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$64,241	-46.2%	45.0%
+200	80,406	-32.6%	35.0%
+100	100,497	-15.8%	25.0%
0	119,370	0.0%	0.0%
-100	134,001	12.3%	25.0%
-200	136,460	14.3%	35.0%
-300	133,422	11.8%	45.0%
November 30, 2007 Data
(In Thousands)
Next 12 Months — Period Ending November 30, 2008

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$82,751	$50,168	$32,583	-16.7%	20.0%
+200	80,606	44,823	35,783	-8.5%	15.0%
+100	78,352	40,696	37,656	-3.7%	10.0%
0	75,869	36,776	39,093	0.0%	0.0%
-100	72,910	31,608	41,302	5.7%	10.0%
-200	69,244	27,524	41,720	6.7%	15.0%
-300	65,322	23,907	41,415	5.9%	20.0%
Market Value of Portfolio Equity
at November 30, 2007

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$97,288	-34.0%	45.0%
+200	117,811	-20.1%	35.0%
+100	133,434	-9.5%	25.0%
0	147,388	0.0%	0.0%
-100	159,195	8.0%	25.0%
-200	161,102	9.3%	35.0%
-300	162,845	10.5%	45.0%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
EQUITY SECURITIES RISK
The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies. The Corporation also owns some other stocks and mutual funds.
Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Most U.S. bank stock prices fell in value significantly in the first nine months of 2008. As discussed further in the “Earnings Overview” section of Management’s Discussion and Analysis, the Corporation has recognized other-than-temporary impairment charges on bank stocks totaling $1,878,000 in the first nine months of 2008, including $458,000 in the third quarter. Table XII shows that, after the effects of the other-than-temporary impairment write-downs, the aggregate fair value of the Corporation’s equity securities is $648,000 higher than cost. This net unrealized gain includes gross unrealized gains on stocks totaling $2,948,000, and gross unrealized losses on other stocks totaling $2,300,000. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their value as of September 30, 2008.
Equity securities held as of September 30, 2008 and December 31, 2007 are presented in Table XII.
TABLE XII — EQUITY SECURITIES
(In Thousands)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At September 30, 2008	Cost	Value	Value	Value
Banks and bank holding companies	$18,411	$19,318	$(1,932)	$(3,864)
Other equity securities	2,798	2,539	(254)	(508)

Total	$21,209	$21,857	$(2,186)	$(4,372)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,868	$19,797	$(1,980)	$(3,959)
Other equity securities	2,577	2,950	(295)	(590)

Total	$22,445	$22,747	$(2,275)	$(4,549)

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
Except as described in the following paragraph, there were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
As described in more detail in Note 5 to the consolidated financial statements, at September 30, 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology (as defined in SFAS No. 157) that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology (as defined in SFAS No. 157), using discounted cash flows. Management estimated the cash flows a market participant would expect to receive from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.
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

Except as described in the following paragraph, there have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 29, 2008.

Pooled trust-preferred securities are long-term instruments, mainly issued by banks, with 30 or more companies included in each pool. In 2008, trading volume of pooled trust-preferred securities has become virtually nonexistent. Several of the Corporation’s trust-preferred securities were downgraded by Moody’s during the third quarter 2008, with five securities falling to ratings of less than investment grade. Further, Moody’s and Fitch have placed all of the pooled trust-preferred securities on “Ratings Watch Negative,” meaning that an initial or further downgrade may be possible in the foreseeable future. In the first nine months of 2008, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted. The Corporation recorded write-downs of the cost basis of three trust-preferred securities totaling $4,289,000 to their estimated fair values as of September 30, 2008. As of September 30, 2008, the Corporation’s cost basis in pooled trust-preferred securities totaled $86.6 million, and the estimated fair value was $63.2 million. If the level of payment defaults by the underlying issuers of the pooled trust-preferred securities exceeds the amounts estimated by management in evaluating them for other-than-temporary impairment and calculating fair values at September 30, 2008, the Corporation would record additional other-than-temporary-impairment losses, and the amount of such losses could be significant.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer Purchases of Equity Securities

On August 21, 2008, the Corporation announced the extension and amendment of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2009. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance. As of September 30, 2008, the maximum additional value available for purchases under this program is $9,431,995. In the table below, the “maximum dollar value” amounts for July 2008 represent the amounts under the previous plan in effect until the plan amendment date.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities for the third quarter 2008:

			Total Number of	Maximum Dollar
			Shares	Value of Shares
			Purchased as	that May Yet be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

July 1 — 31, 2008	7,008	$20.89	7,008	$9,001,852
August 1 — 31, 2008	28,500	$19.93	35,508	$9,431,995

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information None

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Item 6. Exhibits

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3.	(i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-8 registration statement filed November 3, 2006

3.	(ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

4.	Instruments defining the rights of security holders, including indentures	Not applicable

10.	Material contracts:

	10.1 Form of Stock Option and Restricted Stock agreement dated January 3, 2008 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed on May 6, 2008

	10.2 Form of Stock Option agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed on May 6, 2008

	10.3 Form of Restricted Stock agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed on May 6, 2008

11.	Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

15.	Letter re: unaudited interim financial information	Not applicable

18.	Letter re: change in accounting principles	Not applicable

19.	Report furnished to security holders	Not applicable

22.	Published report regarding matters submitted to vote of security holders	Not applicable

23.	Consents of experts and counsel	Not applicable

24.	Power of attorney	Not applicable

31.	Rule 13a-14(a)/15d-14(a) certifications:
	31.1 Certification of Chief Executive Officer	Filed herewith
	31.2 Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications	Filed herewith

99.	Additional exhibits:	Not applicable

100.	XBRL-related documents	Not applicable

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 6, 2008	By:	/s/ Craig G. Litchfield

Date	Chairman, President and Chief Executive Officer

November 6, 2008	By:	/s/ Mark A. Hughes

Date	Treasurer and Chief Financial Officer