Form 10-K
period 2008-12-31
CITIZENS & NORTHERN CORP
filed 2009-03-06
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one:)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2008, the registrant’s most recently completed second fiscal quarter, was $144,878,257.
The number of shares of common stock outstanding at February 26, 2009 was 8,961,084.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 21, 2009 are incorporated by reference into Parts III and IV of this report.

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
C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda on October 1, 1971. Subsequent mergers included: First National Bank of Ralston in May 1972; Sullivan County National Bank in October 1977; Farmers National Bank of Athens in January 1984; and First National Bank of East Smithfield in May 1990. On May 1, 2007, the Corporation completed its acquisition of Citizens Bancorp, Inc. (“Citizens”) for an aggregate purchase price of $28,391,000 in cash and common stock. Also, Citizens Trust Company, the banking subsidiary of Citizens, was merged with and into C&N Bank as part of the transaction. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank.
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
Major initiatives over the last 5 years included the following:
•	expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

•	purchased and remodeled a former bank operations center in Williamsport, PA, and began offering trust and financial management, commercial lending, branch banking and other services, in 2004;

•	opened a branch office at a leased facility in South Williamsport, PA in 2004;

•	replaced the core banking computer system in 2004;

•	constructed and opened a branch facility in Jersey Shore, PA in 2005;

•	closed on the merger with Canisteo Valley Corporation in 2005;

•	constructed and opened a branch facility in Old Lycoming Township, PA, which opened in March 2006;

•	constructed an administration building in Wellsboro, PA, which opened in March 2006;

•	as described above, in May 2007, acquired Citizens Bancorp, Inc.;

•	implemented an overdraft privilege program in 2008;

•	underwent an operational process review in 2008, resulting in identification of opportunities for increases in revenue and decreases in expenses, including a net reduction in work force of 15.9%, to 297 full-time equivalent employees at December 31, 2008 from 353 at December 31, 2007
At December 31, 2008, C&N Bank had total assets of $1,225,003,000, total deposits of $825,039,000, net loans outstanding of $720,252,000 and 285 full-time equivalent employees. At December 31, 2008, First State Bank had total assets of $48,282,000, total deposits of $39,432,000, net loans outstanding of $15,435,000 and 12 full-time equivalent employees.
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
Participation in the Troubled Asset Relief Program Capital Purchase Program
On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) became law. The Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”) was established pursuant to the EESA in order to facilitate the investment by the U.S. Department of the Treasury (“Treasury”) in senior preferred shares of qualifying banks, savings associations and certain bank and savings and loan holding companies. Pursuant to the TARP Capital Purchase Program, on January 16, 2009, the Corporation sold 26,440 shares of Series A preferred stock and a warrant to acquire 194,794 shares of common stock to the Treasury for an aggregate purchase price of $26.44 million.
As a result of the Corporation’s participation in the TARP Capital Purchase Program, the Corporation has agreed to certain limitations on executive compensation. For as long as the Treasury owns any debt or equity securities of the Corporation issued in connection with the TARP Capital Purchase Program, the Corporation will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of the EESA, and the regulations issued and in effect thereunder. This means that, among other things, while the Treasury owns debt or equity securities issued by the Corporation in connection with the TARP Capital Purchase Program, the Corporation must: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) require clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibit making golden parachute payments to senior executives; and (4) agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive officer.

Additionally, on February 17, 2009 President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, that are in addition to those previously announced by the Treasury. Such restrictions will be effective upon the adoption of regulations by the Treasury implementing such restrictions and will continue to apply to the Corporation until the Treasury no longer owns debt or equity securities issued by the Corporation in connection with the TARP Capital Purchase Program.
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
ITEM 1A. RISK FACTORS
The Corporation is subject to the many risks and uncertainties applicable to all banking companies, as well as risks specific to the Corporation’s geographic locations. Although the Corporation seeks to effectively manage risks, and maintains a level of equity that exceeds the banking regulatory agencies’ thresholds for being considered “well capitalized” (see Note 18 to the consolidated financial statements), management cannot predict the future and cannot eliminate the possibility of credit, operational or other losses. Accordingly, actual results may differ materially from management’s expectations. Some of the Corporation’s significant risks and uncertainties are discussed below.
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
Equity Securities Risk — The Corporation’s equity securities portfolio consists primarily of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. These factors could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. At December 31, 2008, the fair values of many of the Corporation’s equity securities were less than cost. For additional information regarding equity securities risk, including management’s assessment of equity securities for other-than-impairment as of December 31, 2008, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Debt Securities Risk – Pooled Trust-preferred Securities — Pooled trust-preferred securities are long-term instruments, mainly issued by banks, with 30 or more companies included in each pool. In 2008, trading volume of pooled trust-preferred securities became virtually nonexistent. Many of the Corporation’s pooled trust-preferred securities were downgraded by Moody’s during 2008, with securities with a total fair value of $35,995,000 at December 31, 2008 falling to ratings of less than investment grade.

Further, Moody’s and Fitch have placed many of the pooled trust-preferred securities on “Ratings Watch Negative,” meaning that an initial or further downgrade may be possible in the foreseeable future. In 2008, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted. The Corporation recorded other-than-temporary write-downs of the cost basis of pooled trust-preferred securities totaling $8,210,000 (pretax) to their estimated fair values as of December 31, 2008. As of December 31, 2008, the Corporation’s cost basis in pooled trust-preferred securities totaled $82.8 million, and the estimated fair value was $58.9 million. If the level of payment defaults by the underlying issuers of the pooled trust-preferred securities exceeds the amounts estimated by management in evaluating them for other-than-temporary impairment and calculating fair values at December 31, 2008, the Corporation would record additional other-than-temporary-impairment losses, and the amount of such losses could be significant. For additional information regarding debt securities risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
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
Government Regulation and Monetary Policy — The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The requirements and limitations imposed by such laws and regulations limit the manner in which the Corporation conducts its business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Corporation’s shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects short-term interest rates and credit conditions, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.
Participation in the TARP Capital Purchase Program — Although the Corporation is well-capitalized (as described in more detail in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis), current economic conditions are volatile. Accordingly, management and the Corporation’s Board of Directors decided to raise more capital by participating in the TARP Capital Purchase Program. On January 16, 2009, the Corporation issued 26,440 shares of Series A Preferred Stock (“Preferred Stock”) and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share. The Corporation sold the Preferred Stock and Warrant to the United States Department of the Treasury for an aggregate price of $26,440,000. Pursuant to participation in the TARP Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the preferred stock issued to the Treasury must be fully paid; and (2) consent of the Treasury is required for any increase in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties. Also, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.
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

Facilities management office:
13 Water Street
Wellsboro, PA 16901

Branch offices – C&N Bank:
428 S. Main Street	Main Street	2 East Mountain Avenue
Athens, PA 18810	Laporte, PA 18626	South Williamsport, PA 17702

10 N. Main Street	4534 Williamson Trail	41 Main Street
Coudersport, PA 16915	Liberty, PA 16930	Tioga, PA 16946

111 W. Main Street	1085 Main Street	428 Main Street
Dushore, PA 18614	Mansfield, PA 16933	Towanda, PA 18848

Main Street	RR 2 Box 3036	Courthouse Square
East Smithfield, PA 18817	Monroeton, PA 18832	Troy, PA 16947

104 Main Street	3461 Route 405 Highway	90-92 Main Street
Elkland, PA 16920	Muncy, PA 17756	Wellsboro, PA 16901

135 East Fourth Street	100 Maple Street	1510 Dewey Avenue
Emporium, PA 15834	Port Allegany, PA 167	43 Williamsport, PA 17701

230 Railroad Street	24 Thompson Street	130 Court Street
Jersey Shore, PA 17740	Ralston, PA 17763	Williamsport, PA 17701

102 E. Main Street	1827 Elmira Street	Route 6

Knoxville, PA 16928	Sayre, PA 18840	Wysox, PA 18854

First State Bank offices:

3 Main Street 6	250 County Route 64, East Avenue Extension
Canisteo, NY 14823 H	Hornell, NY 14843

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A Special Meeting of the stockholders of Citizens & Northern Corporation (the “Corporation”) was held December 10, 2008, to consider and take action on a proposed amendment to the Corporation’s Articles of Incorporation to create 30,000 shares of preferred stock, $1,000 par value per share. The amendment was approved by a vote of 65.5% of the shares entitled to vote.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
QUARTERLY SHARE DATA
Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2008, there were 2,503 shareholders of record of the Corporation’s common stock.
The following table sets forth the high and low sales prices of the common stock during 2008 and 2007.

		2008			2007
			Dividend			Dividend
			Declared			Declared
			Per			per
	High	Low	Quarter	High	Low	Quarter

First quarter	$21.00	$16.85	$0.24	$23.21	$20.30	$0.24
Second quarter	20.50	15.82	0.24	21.13	19.36	0.24
Third quarter	25.80	16.13	0.24	19.82	17.82	0.24
Fourth quarter	25.45	17.18	0.24	20.19	17.28	0.24
In addition to the cash dividends reflected in the table above, the Corporation declared a 1% stock dividend in the 4th quarter of 2007, which was issued in January 2008.
While the Corporation expects to continue its policy of regular quarterly dividend payments, future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation, C&N Bank and First State Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements. Pursuant to participation in the TARP Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the preferred stock issued to the Treasury must be fully paid; and (2) consent of the Treasury is required for any increase in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties.

On August 21, 2008, the Corporation announced the extension and amendment of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2009. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance. As of December 31, 2008, the maximum additional value available for purchases under this program is $8,860,480.

Pursuant to participation in the TARP Program, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.
The following sets forth a summary of the Corporation’s purchases, on the open market, of its equity securities during the fourth quarter 2008:

			Total Number
			of Shares	Maximum Dollar
			Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs

October 1 - 31, 2008	—		35,508	$9,431,995
November 1 - 30, 2008	19,796	$20.52	55,304	$9,025,750
December 1 - 31, 2008	8,359	$19.77	63,663	$8,860,480
PERFORMANCE GRAPH
Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2003 and ended December 31, 2008. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.
COMPARISON OF 5-YEAR CUMULATIVE RETURN

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Citizens & Northern Corporation	100.00	104.56	103.64	93.60	79.64	93.66
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Citizens & Northern Peer Group*	100.00	111.35	107.98	115.94	98.96	79.60
The C&N peer group consists of banks headquartered in Pennsylvania with total assets of $500 million to $1.3 billion. This peer group consists of 1st Summit Bancorp of Johnstown, Inc., Johnstown; ACNB Corporation, Gettysburg; American Bank Incorporated, Allentown; AmeriServ Financial, Inc., Johnstown; Bryn Mawr Bank Corporation, Bryn Mawr; CCFNB Bancorp, Inc., Bloomsburg; Citizens Financial Services, Inc., Mansfield; CNB Financial Corporation, Clearfield; Codorus Valley Bancorp, York; Comm Bancorp, Inc., Clarks Summit; DNB Financial Corporation, Downingtown; ENB Financial Corp., Ephrata; Fidelity D & D Bancorp, Inc., Dunmore; First Chester County Corporation, West Chester; First Keystone Corporation, Berwick; First National Community Bancorp, Inc., Dunmore; FNB Bancorp, Inc., Newtown; Franklin Financial Services Corporation, Chambersburg; Mid Penn Bancorp, Inc., Millersburg; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Penseco Financial Services Corporation, Scranton; QNB Corp., Quakertown; Republic First Bancorp, Inc., Philadelphia; Tower Bancorp, Inc., Greencastle; and VIST Financial Corp., Wyomissing.
The data for this graph was obtained from SNL Financial L.C.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2008.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans

Equity compensation plans approved by shareholders	261,562	$20.59	574,759

Equity compensation plans not approved by shareholders	0	N/A	0
More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2008	2007	2006	2005	2004
Interest and fee income	$74,237	$70,221	$64,462	$61,108	$57,922
Interest expense	31,049	33,909	30,774	25,687	22,606

Net interest income	43,188	36,312	33,688	35,421	35,316
Provision for loan losses	909	529	672	2,026	1,400

Net interest income after provision for loan losses	42,279	35,783	33,016	33,395	33,916
Noninterest income excluding securities (losses)/gains and gains from sale of credit card loans	12,883	10,440	7,970	7,636	6,922
Realized (losses) gains on available-for-sale securities	(9,338)	127	5,046	1,802	2,877
Gain from sale of credit card loans	0	0	340	1,906	0
Noninterest expense	33,446	33,283	31,614	28,962	26,001

Income before income tax provision	12,378	13,067	14,758	15,777	17,714
Income tax provision	2,319	2,643	2,772	2,793	2,851

Net income	$10,059	$10,424	$11,986	$12,984	$14,863

PER COMMON SHARE: (1)
Basic earnings per share	$1.12	$1.19	$1.42	$1.53	$1.76
Diluted earnings per share	$1.12	$1.19	$1.42	$1.52	$1.75
Cash dividends declared per share	$0.96	$0.96	$0.96	$0.93	$0.89
Stock dividend	None	1%	1%	1%	1%
Book value at period-end	$13.66	$15.34	$15.51	$15.58	$15.61
Tangible book value at period-end	$12.22	$13.85	$15.13	$15.18	$15.61
Weighted average common shares outstanding — basic	8,961,805	8,784,134	8,422,495	8,458,813	8,433,494
Weighted average common shares outstanding — diluted	8,983,300	8,795,366	8,448,169	8,517,598	8,481,750
END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$419,688	$432,755	$356,665	$427,298	$475,085
Gross loans	743,544	735,941	687,501	653,299	579,613
Allowance for loan losses	7,857	8,859	8,201	8,361	6,787
Total assets	1,281,637	1,283,746	1,127,368	1,162,954	1,123,002
Deposits	864,057	838,503	760,349	757,065	676,545
Borrowings	285,473	300,132	228,440	266,939	305,005
Stockholders’ equity	122,026	137,781	129,888	131,968	131,585
AVERAGE BALANCES (In Thousands)
Total assets	1,280,924	1,178,904	1,134,689	1,144,619	1,114,041
Earning assets	1,202,872	1,090,035	1,055,103	1,065,189	1,036,535
Gross loans	743,741	729,269	662,714	618,344	551,352
Deposits	847,714	812,255	750,982	702,404	669,307
Stockholders’ equity	130,790	138,669	131,082	132,465	128,374
KEY RATIOS
Return on average assets	0.79%	0.88%	1.06%	1.13%	1.33%
Return on average equity	7.69%	7.52%	9.14%	9.80%	11.58%
Average equity to average assets	10.21%	11.76%	11.55%	11.57%	11.52%
Net interest margin (2)	3.77%	3.51%	3.42%	3.62%	3.78%
Efficiency (3)	57.40%	68.39%	71.73%	62.68%	56.35%
Cash dividends as a % of diluted earnings per share	85.71%	80.67%	67.61%	61.18%	50.86%
Tier 1 leverage	10.12%	10.91%	11.22%	10.62%	10.69%
Tier 1 risk-based capital	13.99%	15.46%	16.51%	16.52%	17.17%
Total risk-based capital	14.84%	16.52%	17.97%	18.19%	18.89%

(1)	All share and per share data have been restated to give effect to stock dividends and splits.

(2)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.

(3)	The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income (including income from tax-exempt securities and loans on a fully-taxable equivalent basis) and noninterest income excluding securities gains and gains from sale of credit card loans.

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
EARNINGS OVERVIEW
Following is an overview of the major fluctuations in the Corporation’s revenues and expenses in 2008 as compared to 2007, and in 2007 as compared to 2006. More detailed information is provided later in Management’s Discussion and Analysis.
2008 vs. 2007
Net income for the year ended December 31, 2008 was $10,059,000, or $1.12 per diluted share, as compared to net income of $10,424,000, or $1.19 per diluted share, in 2007. Return on average equity was 7.69% in 2008 and 7.52% in 2007. Return on average assets was 0.79% in 2008 and 0.88% in 2007. Excluding realized gains and losses on available-for-sale securities (discussed in the following paragraph), net of tax, and excluding the impact of reinvestment of proceeds from sales, net income per share was $1.81 (diluted) in 2008, as compared to $1.18 (diluted) in 2007.
Pre-tax losses from available-for-sale securities totaled $9,338,000 in 2008, including impairment charges of $9,872,000. In contrast, pre-tax gains from available-for-sale securities totaled $127,000 in 2007. Securities losses in 2008 included the effects of other-than-temporary impairment charges on pooled trust-preferred securities totaling $8,210,000 and bank stocks totaling $1,662,000. Pooled trust-preferred securities are long-term instruments, mainly issued by banks, with 30 or more companies included in each pool. The impairment charges on pooled trust-preferred securities resulted from management’s assessment that it is unlikely some of the previously anticipated principal and interest will be received on four of the securities. Accordingly, management wrote down the cost basis of these securities to their estimated fair values as of December 31, 2008. After the impact of the impairment charges, C&N’s cost basis in pooled trust-preferred securities totaled $82.8 million, and the estimated fair value at December 31, 2008 was $58.9 million.
Other significant changes in the components of earnings for 2008, as compared to 2007, were as follows:
•	The interest margin was $6,876,000, or 18.9%, higher in 2008. The improved interest margin includes the impact of the Citizens Bancorp, Inc. acquisition, which was effective May 1, 2007. The interest margin has also been positively impacted by lower market interest rates, which have reduced interest rates paid on deposits and borrowings, and by higher earnings on the investment portfolio resulting from higher average total holdings of securities.

•	Noninterest income increased $2,443,000, or 23.4%. Service charges on deposit accounts increased $1,888,000, or 73.8%, as a result of growth in deposit volumes from the Citizens Bancorp acquisition, as well as higher fees associated with a new overdraft privilege program. Also, in 2008, noninterest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering.

2007 vs. 2006
Net income was $10,424,000 in 2007, down from $11,986,000 in 2006. Net income per share (basic and diluted) was $1.19 (basic and diluted) in 2007 and $1.42 in 2006. Return on average equity was 7.52% in 2007 and 9.14% in 2006. Return on average assets was 0.88% in 2007 and 1.06% in 2006.
Annual earnings for 2007 were impacted by a substantial decline in realized gains from available-for-sale securities, as net (pre-tax) gains totaled $127,000 in 2007 as compared to $5,046,000 in 2006. The lower net securities gains in 2007 reflect two significant factors: (1) management’s decision in the second quarter 2007 to restructure the securities portfolio by selling mortgage-backed securities for a realized loss of $2,045,000, with the proceeds reinvested at higher yields, and (2) lower levels of realized gains from sales of bank stocks in 2007, due to lower market valuations of financial stocks. Excluding gains and losses on sales of available-for-sale securities, net of tax, and excluding the impact of reinvestment of proceeds from sales, net income per share (diluted) was $1.18 in 2007, as compared to $1.02 in 2006.
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
In addition to the effects of lower net securities gains described above, other significant income statement changes between 2007 and 2006 were as follows:
•	The net interest margin increased $2,624,000, or 7.8%, in 2007 as compared to 2006. Most of the increase in the net interest margin between years occurred in the last six months of 2007. Factors contributing to improvements in the net interest margin in 2007 included: (1) the acquisition of Citizens Trust Company, which resulted in increased interest and fees on loans, and provided funding to help pay off borrowings, (2) a change in the shape of the yield curve, which became positive after remaining flat or inverted throughout 2006 and the first half of 2007, allowing the Corporation opportunities to earn a positive spread from borrowing and investing activities, and (3) the increase in yield on the investment portfolio resulting from the restructuring described above.

•	Noninterest income, excluding realized gains on available-for-sale securities, increased $2,130,000 (25.6%) in 2007 over 2006. Trust and Financial Management revenue increased $1,031,000 (42.8%). Assets under management by C&N’s Trust and Financial Management Group increased 27.3%, to $659,193,000 at December 31, 2007 from $517,775,000 at December 31, 2006. The increase in Trust assets under management resulted from the acquisition of Citizens Bancorp, Inc., market value appreciation and new business. There were also significant increases in other sources of noninterest revenue, including service charges on deposits and other revenues.

•	Noninterest expense increased $1,669,000 (5.3%) in 2007 as compared to 2006. The increase in expenses reflects the addition of Citizens Trust Company. Also, professional fees of $240,000 were incurred in 2007 related to the computer core system conversions of the First State Bank (New York) and Citizens Trust Company operations.

•	In 2007, the income tax provision was $2,643,000, or 20.2% of pre-tax income. In 2006, the income tax provision was $2,772,000, or 18.8% of pre-tax income. The higher income tax rate incurred in 2007 reflected management’s decision to reduce the amount of average investments in municipal bonds, in an effort to eliminate alternative minimum tax.
OUTLOOK FOR 2009
As described in the “Earnings Overview” section above, net income for 2008 was slightly lower than in 2007, primarily because of substantial securities write-downs. While the securities portfolio is a significant concern, management is optimistic about the expected impact on 2009 and future years of improvements made in “core” operations. These improvements include the successful implementation of an overdraft privilege program, as well as other enhancements to noninterest revenue sources resulting from a profitability review conducted by a nationally recognized consulting firm in 2008. In addition to revenue enhancements, the consulting firm worked with management to identify improvements in efficiency of various operational activities, which have resulted in significant expense reductions. The Corporation experienced a net reduction in work force of 15.9%, to 297 full-time equivalent employees at December 31, 2008 from 353 at December 31, 2007.
A major variable that affects the Corporation’s earnings is securities gains and losses. In 2008, the Corporation reported realized losses from available-for-sale securities of $9,338,000, including the effect of pre-tax write-downs of impaired trust-preferred securities by $8,210,000 and bank stocks by $1,662,000. The Corporation’s losses from trust-preferred securities and bank stocks stem from the much-publicized economic problems affecting the national and international economy, which have particularly hurt the banking industry. Although management believes these conditions to be cyclical, opportunities for realized gains from bank stocks are expected to be limited in 2009, and (after the effect of the write-downs) the Corporation has significant unrealized losses on its available-for-sale securities as of December 31, 2008. Management has reviewed its holdings of bank stocks, trust-preferred securities and other securities as of December 31, 2008, and concluded that – with the exception of the trust-preferred securities and bank stocks that have been written down through earnings – the remaining unrealized losses are considered temporary. Notes 5 and 6 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2009.
The provision for loan losses in 2008 was $909,000. The 2008 provision was less than the Corporation’s average provision for loan losses over the 5-year period ended December 31, 2008 of $1,107,000. During the last 5 years, the highest annual provision was $2,026,000 in 2005, and the lowest was $529,000 in 2007. Issues related to larger commercial borrowers significantly affect the Corporation’s provision for loan losses in any particular period. Accordingly, the amount of loan loss provision for 2009 will depend substantially on the credit status of the commercial portfolio. Although management is concerned about the condition of the national economy and the potential for problems in our market area, to date the Corporation has not experienced significant deterioration in loan delinquencies, or a noticeable change in volume of activity related to troubled debts or foreclosures. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of subprime mortgage loans that have received negative publicity in 2007 and 2008. If economic conditions deteriorate significantly in 2009, the Corporation may need to increase the provision for loan losses for the impact on the residential mortgage and consumer portions of the loan portfolio.
Despite the operational improvements cited above, the Corporation faces several factors that will negatively affect noninterest revenues and expenses in 2009. Management expects total noninterest operating expenses to increase slightly in 2009 as compared to 2008, mainly because FDIC premiums are expected to increase approximately $2.6 million, including a special assessment of approximately $1.6 million and a recurring increase of $1 million. Also, total noninterest revenue may be lower in 2009 than in 2008. In 2008, noninterest income included a gain of $533,000 from redemption of Visa shares, resulting from Visa’s initial public offering. Another source of revenue that is not expected to recur in 2009 is dividend income from the Federal Home Loan Bank of Pittsburgh restricted stock, which totaled $334,000 in 2008. The Federal Home Loan Bank of Pittsburgh has announced that its final 2008 financial results may be affected by significant losses on its securities portfolio, and that it has discontinued paying dividends for the foreseeable future. Based on the information that has become publicly available through late February 2009, management does not believe its investment in Federal Home Loan Bank of Pittsburgh restricted stock of $8.6 million to be impaired at December 31, 2008; however, management will monitor the situation for possible deterioration that could result in an impairment loss in 2009. In addition to these issues, the Corporation’s revenues from Trust and Financial Management activities are expected to fall slightly in 2009, because the market value of assets under management (which is used as the basis for determining the amount of fees for most Trust services) has fallen as a result of the significant declines in U.S. and international equity markets.
Management estimates total capital purchases for 2009 to be approximately $2 million, with computer software and hardware the largest planned categories of expenditure. Management has no current plans to acquire other financial institutions, or to build or acquire new branches in 2009, but will evaluate opportunities that arise if they seem likely to contribute positively to future earnings and shareholder value.
Although the Corporation is well-capitalized (as described in more detail in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis), current economic conditions are volatile. Accordingly, management and the Corporation’s Board of Directors decided to raise more capital by participating in the TARP Capital Purchase Program. Management believes the additional capital raised through the TARP Capital Purchase Program provides a form of protection that should allow the Corporation to continue its normal lending and other operating activities, regardless of the possibility of securities losses, loan losses or other issues that could arise in the current economic environment. On January 16, 2009, the Corporation issued 26,440 shares of Series A Preferred Stock (“Preferred Stock”) and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share. The Corporation sold the Preferred Stock and Warrant to the United States Department of the Treasury for an aggregate price of $26,440,000. In 2009, the Corporation will record issuance of the Preferred Stock and Warrant as increases in stockholders’ equity. The Preferred Stock and Warrant qualify as Tier 1 capital for regulatory purposes. A more complete description of the terms and conditions surrounding the TARP Capital Purchase Program is provided in Note 21 to the consolidated financial statements.

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
As described in Note 5 to the consolidated financial statements, in 2008, the Corporation changed its method of valuing pooled trust-preferred securities from using price quotes received from pricing services, to a Level 3 (as described in SFAS No. 157) methodology, using discounted cash flows. At December 31, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security. Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.
As described in Note 6 to the consolidated financial statements, management evaluates securities for other-than-temporary impairment. In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security. Also, management’s assessments of the likelihood and potential for recovery in value of equity securities (mainly, bank stocks) are subjective, and based on sensitive assumptions.
NET INTEREST MARGIN
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest margin in 2008, 2007 and 2006. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the Tables.
In May 2007, the Corporation acquired Citizens Bancorp, Inc. Included in this acquisition were all loans and deposits of Citizens Trust Company, its banking subsidiary. At the date of acquisition, the Corporation recorded an increase of $60,151,000 in net loans and $99,636,000 in total deposits.
In December 2007, management entered into a significant leveraged investment purchase transaction for two purposes: (1) to generate incremental positive net interest income, and (2) to reduce the magnitude of the Corporation’s reduction in net interest income if interest rates rise significantly within the next few years. Specifically, the Corporation purchased mortgage-backed securities and a collateralized mortgage obligation for a total cost of approximately $86,000,000, which was funded mainly by two repurchase agreements (borrowings) of $40,000,000 each. The weighted-average initial book yield on the securities was 5.38%.

The borrowings have a weighted-average interest rate of 3.94%, and mature in 2017. One of the borrowings is putable by the issuer at quarterly intervals starting in December 2010, and the other is putable quarterly starting in December 2012. Each of these borrowings contains an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR is higher than 5.15%, the Corporation’s interest rate payable will decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded caps expire on the initial put dates in 2010 and 2012. Three-month LIBOR did not exceed 5.15% during 2008, and the embedded caps did not provide any reduction to overall interest expense. As of December 31, 2008, three-month LIBOR was 1.43%. If interest rates were to rise significantly during the lives of the embedded caps, the Corporation’s interest expense on the borrowings would decrease, which would be a mitigant to the Corporation’s overall liability-sensitive interest rate risk position.
2008 vs. 2007
The fully taxable equivalent net interest margin was $45,386,000 in 2008, $7,158,000 (18.7%) higher than in 2007. As shown in Table III, net increases in volume had the effect of increasing net interest income $2,417,000, and interest rate changes had the effect of increasing net interest income $4,741,000. Increases in volume of earning assets and interest-bearing liabilities were significantly affected by the acquisition of Citizens Bancorp as well as the leveraged investment purchase discussed above.
The most significant components of the volume changes in 2008 were an increase of $5,261,000 in interest income attributable to growth in the securities portfolio, an increase in interest income of $1,011,000 attributable to loan growth, and an increase in interest expense of $3,517,000 attributable to growth in long-term borrowings. Table III shows that changes in rates had the effect of decreasing interest income $2,062,000, and decreasing interest expense $6,803,000. As presented in Table II, the “interest rate spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.30% in 2008, up significantly from 2.92% in 2007.
Interest income totaled $76,435,000 in 2008, an increase of 6.0%. Interest and fees from loans decreased $596,000, or 1.2%, while income from available-for-sale securities increased $5,009,000, or 25.1%. As indicated in Table II, the average balance of gross loans increased 2.0% to $743,741,000 in 2008 from $729,269,000 in 2007. Excluding the impact of the acquisition of Citizens Bancorp, average loans decreased 0.8%. The average rate of return on loans was 6.88%, down from 7.10% in 2007. Total average available-for-sale securities rose to $449,231,000, an increase of $96,423,000 or 27.3% from 2007. The leveraged investment purchase described above increased the average balance of securities by approximately $86,000,000. During 2008, proceeds from sales and maturities of securities were primarily reinvested into high-quality mortgage-backed and municipal securities. As a result of the turmoil in the municipal security market, the Corporation was able to grow its municipal security portfolio and increase its yield at attractive prices. The average rate of return on available-for-sale securities was 5.55%, down from 5.65% for 2007.
Interest expense fell $2,860,000, or 8.4%, to $31,049,000 from $33,909,000 in 2007. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 3.05%, from 3.70% in 2007.
Total average deposits (interest-bearing and noninterest-bearing) increased 4.4%, to $847,714,000 from $812,255,000 in 2007. Excluding acquired Citizens Bancorp deposit accounts, total average deposits increased 1.2%. As short-term market interest rates fell throughout 2008, the Corporation’s rates fell on interest-bearing checking accounts, money market deposit accounts, certificates of deposit, and Individual Retirement Accounts. Rate changes caused a decrease in interest expense on deposits of $6,240,000, which was partially offset by an increase of $670,000 caused by increases in average balances.
The combined average total short-term and long-term borrowed funds increased $76,086,000 to $294,688,000 from $218,602,000 in 2007. This increase relates primarily to the leveraged investment purchase described above. Short-term borrowings are primarily customer repurchase agreements and overnight borrowings; the average rate on short-term borrowings fell to 2.37% from 3.98% in 2007. The average rate on long-term borrowings was 4.24%, up from 4.17% in 2007.
2007 vs. 2006
On a fully taxable-equivalent basis, net interest income rose 5.9%, to $38,228,000 from $36,105,000 in 2006. As reflected in Table III, interest rate changes had the effect of increasing net interest income $263,000 as compared to 2006, as short-term interest rates remained at comparatively high levels over the first nine months of 2007 then began to come down. Table III also shows that volume changes had the effect of increasing net interest income $1,860,000. The most significant components of the volume changes in 2007 were an increase of $4,677,000 attributable to loan growth and a decrease in interest expense on short-term and long-term borrowings of $1,007,000, partially offset by lower interest income of $2,029,000 from available-for-sale securities and an increase in interest expense of $1,150,000 on certificates of deposit. As presented in Table II, the interest rate spread increased slightly to 2.92% in 2007 from 2.90% in 2006.

Interest income totaled $72,137,000, an increase of 7.9% over 2006. Interest and fees from loans increased $6,625,000, or 14.7%, while income from available-for-sale securities decreased $1,421,000, or 6.7%. As indicated in Table II, the average balance of gross loans increased 10.0% to $729,269,000 from $662,714,000 in 2006. Excluding the impact of the acquisition of Citizens Bancorp, average loans increased 3.9%. The average rate of return on loans was 7.10% in 2007, up from 6.81% in 2006. Total average available-for-sale securities fell to $352,808,000, a decrease of $32,311,000 or 8.4% from 2006. Throughout the calendar year 2006 and the first nine months of 2007, proceeds from sales and maturities of securities were used, in part, to help fund loans and pay off borrowings. Within the available-for-sale securities portfolio, the average balance of tax-exempt municipal bonds decreased by $27,916,000. Management decided in mid-2006 to reduce the Corporation’s investment in municipal bonds in order to reduce the alternative minimum tax liability. The average rate of return on available-for-sale securities was 5.65%, up from 5.55% in 2006.
Interest expense rose $3,135,000, or 10.2%, to $33,909,000 from $30,774,000 in 2006. Table II shows that the overall cost of funds on interest-bearing liabilities rose to 3.70% in 2007, from 3.44% in 2006.
Total average deposits (interest-bearing and noninterest-bearing) increased 8.2%, to $812,255,000 from $750,982,000 in 2006. In July 2007, the former Citizens Trust Company trust operations were converted to the same operational platform as Citizens & Northern Bank, and the Corporation transferred $13,343,000 of money market deposits to another financial institution. Management utilizes a third-party provider for Trust & Financial Management money market allocations primarily for interest rate risk management reasons. Excluding acquired Citizens Bancorp deposit accounts, net of the transfers above, total average deposits increased 0.2% in 2007 over 2006. The average rate incurred on certificates of deposit increased to 4.44% from 3.96% in 2006. Also, the average rate on Individual Retirement Accounts increased to 4.50% from 4.28% in 2006.
The combined average total short-term and long-term borrowed funds decreased $26,081,000 to $218,602,000 in 2007 from $244,683,000 in 2006. The yield curve was flat or inverted throughout 2006 and the first half of 2007, creating limited opportunities for earning a positive spread by purchasing or holding investment securities as compared to interest costs associated with maintaining borrowed funds. Accordingly, throughout that period of time, the Corporation paid off many borrowings as they matured. The average rate on long-term borrowings was 4.17%, up from 3.59% in 2006.

TABLE I — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2008	2007	2006	2008/2007	2007/2006
INTEREST INCOME
Available-for-sale securities:
Taxable	$20,347	$15,954	$15,504	$4,393	$450
Tax-exempt	4,604	3,988	5,859	616	(1,871)

Total available-for-sale securities	24,951	19,942	21,363	5,009	(1,421)

Held-to-maturity securities, Taxable	23	24	24	(1)	0
Trading securities	129	98	0	31	98
Interest-bearing due from banks	33	87	91	(54)	(4)
Federal funds sold	120	211	251	(91)	(40)
Loans:
Taxable	48,933	49,670	43,247	(737)	6,423
Tax-exempt	2,246	2,105	1,903	141	202

Total loans	51,179	51,775	45,150	(596)	6,625

Total Interest Income	76,435	72,137	66,879	4,298	5,258

INTEREST EXPENSE
Interest checking	1,047	1,830	1,784	(783)	46
Money market	4,162	6,018	5,809	(1,856)	209
Savings	335	343	337	(8)	6
Certificates of deposit	8,993	10,786	8,531	(1,793)	2,255
Individual Retirement Accounts	4,777	5,906	5,240	(1,129)	666
Other time deposits	6	7	7	(1)	0
Short-term borrowings	986	1,923	2,318	(937)	(395)
Long-term borrowings	10,743	7,096	6,748	3,647	348

Total Interest Expense	31,049	33,909	30,774	(2,860)	3,135

Net Interest Income	$45,386	$38,228	$36,105	$7,158	$2,123

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Fees on loans are included with interest on loans and amounted to $1,061,000 in 2008, $985,000 in 2007 and $811,000 in 2006.

TABLE II — ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

	Year	Rate of	Year	Rate of	Year	Rate of
	Ended	Return/	Ended	Return/	Ended	Return/
	12/31/2008	Cost of	12/31/2007	Cost of	12/31/2006	Cost of
	Average	Funds	Average	Funds	Average	Funds
(Dollars in Thousands)	Balance	%	Balance	%	Balance	%
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$379,999	5.35%	$290,743	5.49%	$295,138	5.25%
Tax-exempt	69,232	6.65%	62,065	6.43%	89,981	6.51%

Total available-for-sale securities	449,231	5.55%	352,808	5.65%	385,119	5.55%

Held-to-maturity securities, Taxable	408	5.64%	412	5.83%	418	5.74%
Trading securities	2,069	6.23%	1,665	5.89%	0	0.00%
Interest-bearing due from banks	2,385	1.38%	1,864	4.67%	2,272	4.01%
Federal funds sold	5,038	2.38%	4,017	5.25%	4,580	5.48%
Loans:
Taxable	709,377	6.90%	696,667	7.13%	631,969	6.84%
Tax-exempt	34,364	6.54%	32,602	6.46%	30,745	6.19%

Total loans	743,741	6.88%	729,269	7.10%	662,714	6.81%

Total Earning Assets	1,202,872	6.35%	1,090,035	6.62%	1,055,103	6.34%
Cash	19,299		19,485		19,027
Unrealized gain/loss on securities	(24,877)		(324)		3,151
Allowance for loan losses	(8,765)		(8,697)		(8,495)
Bank premises and equipment	27,044		26,767		23,491
Intangible Asset — Core Deposit Intangible	1,113		1,287		389
Intangible Asset — Goodwill	12,023		8,864		2,912
Other assets	52,215		41,487		39,111

Total Assets	$1,280,924		$1,178,904		$1,134,689

INTEREST-BEARING LIABILITIES
Interest checking	$82,795	1.26%	$75,488	2.42%	$68,369	2.61%
Money market	193,800	2.15%	183,178	3.29%	179,288	3.24%
Savings	67,276	0.50%	62,976	0.54%	62,030	0.54%
Certificates of deposit	238,316	3.77%	242,822	4.44%	215,460	3.96%
Individual Retirement Accounts	139,321	3.43%	131,158	4.50%	122,459	4.28%
Other time deposits	1,306	0.46%	1,283	0.55%	1,116	0.63%
Short-term borrowings	41,524	2.37%	48,373	3.98%	56,606	4.09%
Long-term borrowings	253,164	4.24%	170,229	4.17%	188,077	3.59%

Total Interest-bearing Liabilities	1,017,502	3.05%	915,507	3.70%	893,405	3.44%
Demand deposits	124,900		115,350		102,260
Other liabilities	7,732		9,378		7,942

Total Liabilities	1,150,134		1,040,235		1,003,607

Stockholders’ equity, excluding other comprehensive income/loss	147,535		140,035		129,004

Other comprehensive income/loss	(16,745)		(1,366)		2,078

Total Stockholders’ Equity	130,790		138,669		131,082

Total Liabilities and Stockholders’ Equity	$1,280,924		$1,178,904		$1,134,689

Interest Rate Spread		3.30%		2.92%		2.90%
Net Interest Income/Earning Assets		3.77%		3.51%		3.42%

(1)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Nonaccrual loans are included in the loan balances above.

TABLE III — THE EFFECT OF VOLUME AND RATE CHANGES ON INTEREST INCOME AND INTEREST EXPENSE

	Year Ended 12/31/08 vs. 12/31/07			Year Ended 12/31/07 vs. 12/31/06
	Change in	Change in	Total	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$4,788	$(395)	$4,393	$(234)	$684	$450
Tax-exempt	473	143	616	(1,795)	(76)	(1,871)

Total available-for-sale securities	5,261	(252)	5,009	(2,029)	608	(1,421)

Held-to-maturity securities, Taxable	0	(1)	(1)	0	0	0
Trading securities	25	6	31	98	0	98
Interest-bearing due from banks	19	(73)	(54)	(18)	14	(4)
Federal funds sold	44	(135)	(91)	(30)	(10)	(40)
Loans:
Taxable	896	(1,633)	(737)	4,559	1,864	6,423
Tax-exempt	115	26	141	118	84	202

Total loans	1,011	(1,607)	(596)	4,677	1,948	6,625

Total Interest Income	6,360	(2,062)	4,298	2,698	2,560	5,258

INTEREST-BEARING LIABILITIES
Interest checking	163	(946)	(783)	178	(132)	46
Money market	332	(2,188)	(1,856)	127	82	209
Savings	22	(30)	(8)	5	1	6
Certificates of deposit	(197)	(1,596)	(1,793)	1,150	1,105	2,255
Individual Retirement Accounts	350	(1,479)	(1,129)	384	282	666
Other time deposits	0	(1)	(1)	1	(1)	0
Short-term borrowings	(244)	(693)	(937)	(329)	(66)	(395)
Long-term borrowings	3,517	130	3,647	(678)	1,026	348

Total Interest Expense	3,943	(6,803)	(2,860)	838	2,297	3,135

Net Interest Income	$2,417	$4,741	$7,158	$1,860	$263	$2,123

(1)	Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NON-INTEREST INCOME
2008/2007/2006
Pre-tax losses from available-for-sale securities of $9,338,000 in 2008 were the most significant factor in the reduction of this income category in 2008 compared to net realized gains of $127,000 in 2007. As discussed in the Earnings Overview section of Management’s Discussion and Analysis, such losses primarily related to impairment charges on trust preferred securities and bank stocks totaling $9,872,000 for 2008. Excluding realized losses on sales of available-for-sale securities, total non-interest income increased significantly ($2,443,000 or 23.4%) in 2008 over 2007.
2008 vs. 2007
•	Service charges on deposit accounts increased $1,888,000, or 73.8%, in 2008 as compared to 2007. A new overdraft privilege program implemented in early 2008 represents substantially all of the category increase.

•	Service charges and fees increased $73,000, or 10.4%, in 2008 over 2007. The category increase reflects the effect of an increase in the number of ATMs, including those from the Citizens Trust acquisition. Also, the impact of a new fee schedule adopted in the last quarter of 2007 contributed to the increase in ATM fees.

•	Trust and financial management revenue includes the trust operations acquired in 2007 as part of Citizens Trust, as well as the new trust operations (started in 2007) for the New York State operations. These new trust operations represent $570,000, or 16.6%, of the aggregate trust and financial management revenues in 2008. Aggregate trust revenues have been heavily impacted by the valuation of assets under management. Assets under management amounted to $550,496,000 at December 31, 2008. The current valuation is 16.5% lower than one year earlier primarily due to recent declines in the stock market.

•	Insurance commissions, fees and premiums have decreased $114,000, or 25.6% in 2008 as compared to 2007. The decrease primarily relates to the reduction in credit-related insurance product revenues for Bucktail Life Insurance.

•	The increase in the cash surrender value of life insurance increased $39,000, or 5.4%, in 2008 over 2007. Bank owned life insurance acquired with Citizens Trust increased $59,000 to represent a full year of earnings in 2008.

•	Other operating income reflects a net increase of $554,000, or 21.5%, in 2008 over 2007. The most significant increase was a gain of $533,000 in 2008 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Also, interchange fees related to debit card transactions provided an increase of $238,000 (37.8%) in 2008, which is primarily attributed to the additional volume for the Citizens Trust Company branches. Other operating income was offset by a decrease in dividends on Federal Home Loan Bank of Pittsburgh stock of $196,000 in 2008 due to the suspension of such dividends during the last quarter.
2007 vs. 2006
In 2007, net realized gains on sales of available-for-sale securities were much lower than in 2006, totaling $127,000 in 2007 as compared to $5,046,000 in 2006. Excluding realized gains on sales of available-for-sale securities, total noninterest income increased significantly ($2,130,000 or 25.6%) in 2007 over 2006.
•	Trust and financial management revenue increased $1,031,000 (42.8%), including an increase of 22.3% excluding Citizens Trust Company, and a contribution to revenue from Citizens Trust Company of $493,000. Trust and financial management revenues are heavily affected by the amount of assets under management. Assets under management totaled $659,193,000 at December 31, 2007, an increase of 27.3% over year-end 2006, which reflects the impact of the addition of Citizens Trust Company, as well as significant appreciation in equity markets.

•	Service charges on deposit accounts increased $525,000, or 25.8%, in 2007 as compared to 2006, including $436,000 from Citizens Trust Company.

•	Service charges and fees increased $258,000 in 2007 over 2006. Among the types of fees included in this category are ATM-related fees, which increased $132,000 in 2007 over 2006, and letter of credit fees, which increased $125,000 in 2007 because of a few large, commercial transactions.

•	In 2006, there was a gain from sale of credit card loans of $340,000, with no corresponding gain or loss in 2007.

•	Other operating income increased $589,000, or 29.7%, in 2007 over 2006. Included in this category were increases in interchange fees related to debit card transactions of $158,000, higher broker-dealer revenues of $108,000, gain on sale of a restricted equity security of $80,000, higher fees from credit card agent bank activity of $61,000, training grant revenue of $43,000 and higher check sales of $39,000.
TABLE IV — COMPARISON OF NON-INTEREST INCOME

(In Thousands)	2008	% Change	2007	% Change	2006
Service charges on deposit accounts	$4,447	73.8	$2,559	25.8	$2,034
Service charges and fees	777	10.4	704	57.8	446
Trust and financial management revenue	3,443	0.1	3,440	42.8	2,409
Insurance commissions, fees and premiums	332	(25.6)	446	(4.7)	468
Increase in cash surrender value of life insurance	758	5.4	719	14.1	630
Gain on sale of credit card loans	0	0.0	0	(100.0)	340
Other operating income	3,126	21.5	2,572	29.7	1,983

Total other income before realized gains on securities, net	12,883	23.4	10,440	25.6	8,310
Realized (losses) gains on available-for-sale securities, net	(9,338)	(7,452.8)	127	(97.5)	5,046

Total Other Income	$3,545	(66.5)	$10,567	(20.9)	$13,356

NON-INTEREST EXPENSE
2008/2007/ 2006
In the second half of 2008, the Corporation initiated actions to improve the efficiency of certain operational activities. The implementation plan was established with the assistance of a nationally recognized consulting firm, and included a net reduction of the workforce. As a result, total non-interest expense increased only $163,000, or 0.5%, in 2008 compared to 2007. In 2007, total non-interest expense increased $1,669,000, or 5.3% over 2006. The 2007 increase was primarily the result of the May 2007 acquisition of Citizens Trust Company with three branch locations and a Trust department operation.
2008 vs. 2007
Salaries and wages increased $259,000, or 1.8%. The primary increase in salaries is associated with the 2008 accruals for various incentive compensation programs of $816,000 more than the related 2007 incentives. Other compensation costs, primarily severance related costs, increased $174,000 in 2008. Salaries and wages associated with staff additions from the Citizens Bancorp acquisition have been more than fully offset by reductions in personnel that have taken place over the last half of 2007 and during the year 2008.
Pensions and other employee benefits decreased $2,000; however, within this category, there were several significant changes, summarized as follows:
•	Group health insurance expense was $271,000 higher in 2008, mainly because an experience-related refund reduced expense in 2007.

•	Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $184,000 higher in 2008 than in 2007. The increased expense relates primarily to the Corporation’s increase in employer matching contributions in connection with its decision, discussed earlier, to terminate its defined benefit pension plan.

•	Payroll tax expense decreased $99,000. In the first quarter 2007, the Corporation recorded payroll tax expense associated with incentive bonuses that were determined based on 2006 performance and paid in January 2007. There were no incentive bonuses awarded based on 2007 performance, and accordingly, no bonus-related payroll tax expense was recorded in 2008. In addition, reduced payroll taxes for 2008 were associated with the reductions in personnel discussed above.

•	Defined benefit pension plan expense decreased $415,000, as a result of the decision to freeze and terminate the plan, effective December 31, 2007. The Corporation funded and settled its obligations under the Plan, and recorded a gain of $71,000 from settlement, in 2008.
Occupancy expense increased $227,000, or 8.6%. Approximately $110,000 of the increase relates to the addition of the Citizens Trust Company operations. Also, utility costs, real estate taxes and building maintenance costs were higher in 2008 compared to 2007.

Pennsylvania shares tax expense increased $227,000, or 24.1%, mainly due to the addition of Citizens Trust Company’s historic asset and equity values to the tax base.
Other operating expense decreased $420,000, or 5.0%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:
•	Decrease in operating expenses of $348,000 from the recovery of $174,000 in 2008 from an insurance claim related to costs recorded in the third quarter of 2007.

•	Decrease of $221,000 related to core system conversion expense incurred in 2007 to convert the computer systems used for both the New York State locations and the Citizens Bancorp locations to the same core computer system used by C&N Bank.

•	Decrease of $145,000 related to a loss on disposition of telephone equipment recorded in 2007.

•	Settlement of certain sales tax issues in 2008 reduced overall costs by $94,000 associated with recovered costs or related consulting fees in 2007.

•	Costs associated with other real estate (OREO) property activity decreased $50,000 due to improved disposition activity and one large recovery of $21,000 in 2008.

•	Professional services increased $403,000 in 2008, mainly because $530,000 was incurred for two projects initiated to enhance non-interest income (overdraft privilege program discussed above) and to improve the bank operating structure, as well as future efficiency and profitability.

•	FDIC insurance costs increased to $308,000 in 2008, or $213,000 higher than in 2007.

•	Amortization of core deposit intangibles increased $107,000, including an increase of $128,000 attributable to the Citizens Bancorp acquisition.
2007 vs. 2006
Salaries and wages reflect a net increase of $597,000, or 4.4%, in 2007 over 2006. Increases of $856,000 are associated with expanded operations, primarily at locations associated with the acquisition of Citizens Trust Company. As described in the “stock-based compensation plans” section of Note 13 to the consolidated financial statements, the Corporation made awards of stock options and restricted stock in 2007, with no awards in 2006. Stock option expense was recognized over the six-month vesting period for the 2007 awards. The Corporation also incurred $139,000 of severance costs in connection with a reduction in workforce initiated during the second half of 2007. In 2007, based on performance results, the Corporation did not incur incentive bonus expense, as compared to $750,000 in 2006.
Total pensions and other employee benefits expense decreased $75,000, or 1.8%. Total contributions to the Employee Stock Ownership Plan (ESOP) were $177,000 lower in 2007 than in 2006. In 2007, ESOP contributions were made at the required level provided for in the Plan (2% of compensation, as defined in the Plan), while in 2006 total ESOP contributions were based on 4% of compensation (including the required 2%, plus an additional discretionary 2%). The Corporation also received a refund in 2007 on its health insurance based on favorable claims experience from a prior year. The health insurance refund reduced 2007 health care costs by $225,000 from 2006. Excluding the impact of the reduced ESOP expense and the health insurance refund, the cost of pensions and other employee benefits is 9.1% higher in 2007 than in 2006. The increases in this category primarily relate to the additional costs of benefits for employees associated with the Citizens Trust Company locations. Note 13 to the consolidated financial statements provides information concerning some of more significant elements of this category, including the defined benefit pension and postretirement health plans, the 401(k)/ESOP and the supplemental executive retirement plan.
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

Other operating expense increased $674,000, or 8.7%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:
•	Increase of $705,000 from the acquisition of Citizens Trust Company, including $360,000 for amortization of the core deposit intangible, and excluding computer system conversion costs.

•	Increase of $240,000 from professional and other fees associated with converting First State Bank and Citizens Trust Company locations to the same core computer system used by C&N Bank.

•	Increase of $172,000 in cash-based Director fees, Director stock options and restricted stock.

•	Incurred $145,000 in 2007 associated with a loss on the disposition of telephone equipment that was disposed in conjunction with efforts to provide improved, compatible communications at all locations.

•	Increase in computer-related services of $152,000, including services related to a new internet banking platform, branch deposit capture software and an employee time and attendance system.

•	Decrease in certain expense categories for which management has some discretion over spending, including a total reduction of $354,000 in education and training, public relations and donations, office supplies and advertising.

•	Decrease in comparative 2007 expense because results for 2006 included a $168,000 impairment write-down related to a leased building which management decided to vacate.

•	Decrease in expenses associated with other real estate properties of $101,000.

•	Decrease of $100,000 in Bucktail Life Insurance Company expenses associated with loss experience.
TABLE V — COMPARISON OF NON-INTEREST EXPENSE

(In Thousands)	2008	% Change	2007	% Change	2006
Salaries and wages	$14,561	1.8	$14,302	4.4	$13,705
Pensions and other employee benefits	4,202	(0.0)	4,204	(1.8)	4,279
Occupancy expense, net	2,861	8.6	2,634	14.1	2,309
Furniture and equipment expense	2,661	(4.6)	2,789	7.0	2,607
Pennsylvania shares tax	1,169	24.1	942	(3.5)	976
Other operating expense	7,992	(5.0)	8,412	8.7	7,738

Total Other Expense	$33,446	0.5	$33,283	5.3	$31,614

INCOME TAXES
The income tax provision was $2,319,000, or 18.7% of pre-tax income in 2008, as compared to 20.2% in 2007 and 18.8% in 2006. The fluctuations in the tax provision/pre-tax income rate for these periods include the impact of changes in the average holdings of tax-exempt securities and loans. A more complete analysis of income taxes is presented in Note 14 to the consolidated financial statements.
FINANCIAL CONDITION
Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Margin section of Management’s Discussion and Analysis. That discussion provides useful information regarding changes in the Corporation’s balance sheet over the 2-year period ended December 31, 2008, including discussions of available-for-sale securities, loans, deposits and borrowings. Other significant balance sheet items — the allowance for loan losses and stockholders’ equity — are discussed in separate sections of Management’s Discussion and Analysis.
Table VI shows the composition of the investment portfolio at December 31, 2008, 2007 and 2006. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects an increase from $353,954,000 at December 31,

2006, to $442,835,000 at December 31, 2007, and an additional increase to $454,707,000 at December 31, 2008. The increase in the investment portfolio in 2007 resulted mainly from a leveraged investment purchase of securities in December 2007, as discussed in more detail in the Net Interest Margin section of Management’s Discussion and Analysis. Prior to the yield curve changing to a more positive shape in the latter part of 2007, management had been “shrinking the balance sheet,” meaning that proceeds from principal payments on the investment portfolio were not being reinvested; instead, proceeds were used mainly to pay off borrowings or to fund loans. In 2008, the main increases were in mortgage-backed securities and municipal bonds. At December 31, 2008, the amortized cost of the available-for-sale securities portfolio exceeded the estimated fair value by $35,019,000. In comparison, the amortized cost was $10,080,000 higher than fair value at December 31, 2007, and fair value exceeded amortized cost by $2,711,000 at December 31, 2006. As discussed in more detail in Notes 5 and 6 to the financial statements, arm’s-length trading activity for pooled trust-preferred securities came to a virtual halt in 2008, and the Corporation has adopted a Level 3 methodology (as defined in SFAS No. 157, as amended) for calculating fair values for these instruments. Based on its calculations, the Corporation has recorded significant unrealized losses on its holdings of trust-preferred securities as of December 31, 2008. Also, many other categories of available-for-sale securities, for which the Corporation determines fair value based on information provided by pricing services or broker quotes, have fallen in value in 2008, including municipal bonds, equities and AAA-rated private label mortgage backed securities. In 2008, the Corporation reported realized losses from available-for-sale securities of $9,338,000, including the effect of other-than-temporary impairment write-downs of trust-preferred securities by $8,210,000 and bank stocks by $1,662,000. Management has reviewed its holdings as of December 31, 2008, and concluded that — with the exception of the trust-preferred securities and bank stocks that have been written down through earnings — the remaining unrealized losses are considered temporary. Notes 5 and 6 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2009.
The balance of loans outstanding (without consideration of the allowance for loan losses) has grown $163,941,000 from the balance at December 31, 2004 to the total outstanding of $743,544,000 at December 31, 2008. Of the total increase, $83,693,000 came from balances acquired from Citizens Bancorp, Inc. (2007) and First State Bank (2005). Excluding the effects of acquisitions, total loans grew slightly (1.0%) in 2008, fell slightly (1.7%) in 2007, and grew 5.2% in 2006, and 8.7% in 2005. Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates. Overall, the Corporation has experienced growth in commercial and consumer mortgage lending over the past 4 years. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of exotic mortgage loans that have made headlines in recent months, and which have led some lenders and investors to realize significant losses from these types of instruments.
Table VIII presents loan maturity data as of November 30, 2008 (the last date in 2008 for which the Corporation ran the interest rate simulation model used to generate the loan maturities information included in Table VIII). The interest rate simulation model classifies certain loans under different categories than they appear in Table VII. Fixed rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate. Table VIII shows that approximately 49% of the loan portfolio is fixed rate. Of the 51% of the portfolio made up of variable rate loans, a significant portion (30%) will re-price after more than one year. Variable rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans. The Corporation’s substantial investment in long-term, fixed rate loans and variable rate loans with extended periods until re-pricing is one of the major concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.
Total capital purchases in 2009 are estimated at approximately $2 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2009.

TABLE VI — INVESTMENT SECURITIES

	As of December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$16,201	$32,199	$32,723	$26,000	$25,568
Obligations of states and political subdivisions	80,838	74,223	63,340	60,449	70,027	70,478
Mortgage-backed securities	171,453	173,856	149,796	150,416	110,049	107,331
Collateralized mortgage obligations	70,619	68,234	70,080	69,505	39,178	38,244
Other securities	94,892	68,324	104,975	96,915	84,670	84,332

Total debt securities	433,302	400,838	420,390	410,008	329,924	325,953
Marketable equity securities	21,405	18,850	22,445	22,747	24,030	30,712

Total	$454,707	$419,688	$442,835	$432,755	$353,954	$356,665

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$304	$320	$307	$321	$310	$315
Obligations of other U.S. Government agencies	100	104	99	105	99	104
Mortgage-backed securities	2	2	3	3	5	5

Total	$406	$426	$409	$429	$414	$424

The following table shows the amortized cost and maturity distribution of the available-for-sale debt securities portfolio, along with weighted-average yields, at December 31, 2008:

	Within		One-		Five-		After
	One		Five		Ten		Ten
(In Thousands, Except for Percentages)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	0.00%	$500	4.63%	$15,000	5.88%	$0	0.00%	$15,500	5.84%
Obligations of states and political subdivisions	180	3.54%	401	3.84%	1,810	4.99%	78,447	4.64%	80,838	4.64%
Mortgage-backed securities	0	0.00%	379	3.56%	3,945	5.24%	167,129	5.32%	171,453	5.31%
Collateralized mortgage obligations	0	0.00%	707	4.46%	7,967	4.76%	61,945	5.27%	70,619	5.21%
Other securities	0	0.00%	5,011	6.77%	0	0.00%	89,881	5.73%	94,892	5.79%

Total	$180	3.54%	$6,998	6.04%	$28,722	5.42%	$397,402	5.27%	$433,302	5.29%

HELD-TO-MATURITY SECURITIES:

Obligations of the U.S. Treasury	$0	0.00%	$304	5.28%	$0	0.00%	$0	—	$304	5.28%
Obligations of other U.S. Government agencies	100	7.16%	0	0.00%	0	0.00%	0	—	100	7.16%
Mortgage-backed securities	0	0.00%	0	0.00%	0	0.00%	2	6.54%	2	6.54%

Total	$100	7.16%	$304	5.28%	$0	0.00%	$2	6.54%	$406	5.75%

TABLE VII — FIVE-YEAR SUMMARY OF LOANS BY TYPE

	2008	%	2007	%	2006	%	2005	%	2004	%
Real estate — residential mortgage	$433,377	58.29	$441,692	60.02	$387,410	56.35	$361,857	55.39	$347,705	59.98
Real estate — commercial mortgage	165,979	22.32	144,742	19.67	178,260	25.93	153,661	23.52	128,073	22.10
Real estate — construction	24,992	3.36	22,497	3.06	10,365	1.51	5,552	0.85	4,178	0.72
Consumer	26,732	3.60	37,193	5.05	35,992	5.24	31,559	4.83	31,702	5.47
Agricultural	4,495	0.60	3,553	0.48	2,705	0.39	2,340	0.36	2,872	0.50
Commercial	48,295	6.50	52,241	7.10	39,135	5.69	69,396	10.62	43,566	7.52
Other	884	0.12	1,010	0.14	1,227	0.18	1,871	0.29	1,804	0.31
Political subdivisions	38,790	5.21	33,013	4.48	32,407	4.71	27,063	4.14	19,713	3.40

Total	743,544	100.00	735,941	100.00	687,501	100.00	653,299	100.00	579,613	100.00
Less: allowance for loan losses	(7,857)		(8,859)		(8,201)		(8,361)		(6,787)

Loans, net	$735,687		$727,082		$679,300		$644,938		$572,826

TABLE VIII — LOAN MATURITY DISTRIBUTION

	As of November 30, 2008

	Fixed Rate Loans:				Variable or Adjustable Rate Loans:
	1 Year	1-5	>5		1 Year	1-5	>5
	or	Years	Years	Total	or	Years	Years	Total
(In Thousands)	Less				Less
Real Estate	$67,082	$154,963	$76,864	$298,909	$95,393	$192,411	$10,107	$297,911
Commercial	17,499	17,988	4,876	40,363	63,664	21,539	1,023	86,226
Consumer	10,713	11,222	3,276	25,211	529	20	0	549

Total	$95,294	$184,173	$85,016	$364,483	$159,586	$213,970	$11,130	$384,686

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
In 2008 and 2007, the Banks’ Risk Management personnel performed annual, independent credit reviews of large credit relationships. In prior years, outside consulting firms were retained to perform such functions. Management gives substantial consideration to the classifications and recommendations of the credit reviewers in determining the allowance for loan losses.
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
Effective in the second quarter 2005, management began to calculate the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the SFAS 5 allowance, in relation to the historical net charge-off percentage. The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans. A management committee called the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter. The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer. During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans. The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the applicable qualitative factor percentages, to determine the portion of the SFAS 5 allowance attributable to qualitative factors. Average qualitative factors used in calculating the SFAS 5 portion of the allowance did not change significantly (by more than a few basis points) for any category over the course of 2008.
The allocation of the allowance for loan losses table (Table X) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.” SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table X to the applicable categories of commercial, consumer mortgage and consumer loans. Table X reflects a significant increase in the allowance on commercial loans to $2,654,000 at December 31, 2008 from $1,870,000 at December 31, 2007, mainly associated with an increase in the SFAS 5 allowance attributable to growth of the commercial sector. In periods prior to 2005, the portion of the allowance determined by management’s subjective assessment of economic conditions and other factors (which is now calculated using the qualitative factors criteria described above) was reflected completely in the unallocated component of the allowance.
The allowance for loan losses was $7,857,000 at December 31, 2008, down from the balances of $8,859,000 at December 31, 2007 and $8,201,000 at December 31, 2006. As shown in Table IX, net charge-offs in 2008 of $1,911,000 were substantially higher by comparison than the recent historical levels of $458,000 in 2007 and $832,000 in 2006. The increase in net charge-offs for 2008 included $1,414,000 attributed to four large commercial relationships that had been classified as impaired at December 31, 2007. Table IX also shows the provision for loan losses totaled $909,000 in 2008 compared to $529,000 in 2007 and $672,000 in 2006. The total amount of the provision for loan losses for each year is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.
Table XI presents information related to past due and impaired loans. As of December 31, 2008, total impaired loans amounted to $5,427,000, down from $6,218,000 at December 31, 2007, $8,011,000 at December 31, 2006 and $8,216,000 at December 31, 2005. Nonaccrual loans increased to $7,200,000 at December 31, 2008 compared to the $6,955,000 at December 31, 2007, though down from $8,506,000 at December 31, 2006. Over the period 2004-2008, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact category fluctuations within Table XI. As of December 31, 2008, the SFAS 114 valuation allowance on impaired loans includes $250,000 related to two unrelated commercial relationships. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2008. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.
Tables IX through XII present historical data related to the allowance for loan losses
TABLE IX — ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Years Ended December 31,
(In Thousands)	2008	2007	2006	2005	2004
Balance, beginning of year	$8,859	$8,201	$8,361	$6,787	$6,097

Charge-offs:
Real estate loans	1,457	196	611	264	375
Installment loans	254	216	259	224	217
Credit cards and related plans	5	5	22	198	178
Commercial and other loans	323	127	200	298	16

Total charge-offs	2,039	544	1,092	984	786

Recoveries:
Real estate loans	20	8	27	14	3
Installment loans	83	41	65	61	32
Credit cards and related plans	4	9	25	30	23
Commercial and other loans	21	28	143	50	18

Total recoveries	128	86	260	155	76

Net charge-offs	1,911	458	832	829	710
Allowance for loan losses recorded in acquisition	0	587	0	377	0
Provision for loan losses	909	529	672	2,026	1,400

Balance, end of year	$7,857	$8,859	$8,201	$8,361	$6,787

TABLE X — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(In Thousands)	2008	2007	2006	2005	2004
Commercial	$2,654	$1,870	$2,372	$2,705	$1,909
Consumer mortgage	3,920	4,201	3,556	2,806	513
Impaired loans	456	2,255	1,726	2,374	1,378
Consumer	399	533	523	476	409
Unallocated	428	0	24	0	2,578

Total Allowance	$7,857	$8,859	$8,201	$8,361	$6,787

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI — PAST DUE AND IMPAIRED LOANS

(In Thousands)	2008	2007	2006	2005	2004
Impaired loans without a valuation allowance	$3,197	$857	$2,674	$910	$3,552
Impaired loans with a valuation allowance	2,230	5,361	5,337	7,306	4,709

Total impaired loans	$5,427	$6,218	$8,011	$8,216	$8,261

Valuation allowance related to impaired loans	$456	$2,255	$1,726	$2,374	$1,378

Total nonaccrual loans	$7,200	$6,955	$8,506	$6,365	$7,796
Total loans past due 90 days or more and still accruing	$1,305	$1,200	$1,559	$1,369	$1,307
TABLE XII — FIVE-YEAR HISTORY OF LOAN LOSSES (In Thousands)

	2008	2007	2006	2005	2004	Average
Average gross loans	$743,741	$729,269	$662,714	$618,344	$551,352	$661,084
Year-end gross loans	743,544	735,941	687,501	653,299	579,613	679,980
Year-end allowance for loan losses	7,857	8,859	8,201	8,361	6,787	8,013
Year-end nonaccrual loans	7,200	6,955	8,506	6,365	7,796	7,364
Year-end loans 90 days or more past due and still accruing	1,305	1,200	1,559	1,369	1,307	1,348
Net charge-offs	1,911	458	832	829	710	948
Provision for loan losses	909	529	672	2,026	1,400	1,107
Earnings coverage of charge-offs	5	23	14	16	21	13
Allowance coverage of charge-offs	4	19	10	10	10	8
Net charge-offs as a % of provision for loan losses	210.23%	86.58%	123.81%	40.92%	50.71%	85.64%
Net charge-offs as a % of average gross loans	0.26%	0.06%	0.13%	0.13%	0.13%	0.14%

Net income	10,059	10,424	11,986	12,984	14,863	12,063
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2008 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest. Operating leases and software maintenance commitments are presented at the amounts due to the recipients, and are not discounted to present value.
TABLE XIII — CONTRACTUAL OBLIGATIONS

(In Thousands)	1 Year	1-3	3-5	Over 5
Contractual Obligations	or Less	Years	Years	Years	Total

Time deposits	$232,827	$98,758	$48,142	$20	$379,747
Short-term borrowings, Repurchase agreements	5,000	0	0	0	5,000
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	39,862	62,379	28,084	14,101	144,426
Repurchase agreements	0	7,500	5,000	80,000	92,500

Total	$277,689	$168,637	$81,226	$94,121	$621,673

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $484,310,000 at December 31, 2008. The Corporation also has obligations related to an overnight advance from the Federal Home Loan Bank of Pittsburgh of $5,500,000 and overnight customer repurchase agreements with principal balances totaling $38,047,000 at December 31, 2008.
The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.
LIQUIDITY
Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various securities and mortgage loans.
In October 2008, the Corporation opened a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $72,929,000 at December 31, 2008.
The Corporation’s outstanding, available, and total credit facilities are presented in the following table.
TABLE XIV — CREDIT FACILITIES

	Outstanding		Available		Total Credit
	At December 31,		At December 31,		At December 31,
(In Thousands)	2008	2007	2008	2007	2008	2007
Federal Home Loan Bank of Pittsburgh	$159,547	$164,347	$238,806	$201,675	$398,353	$366,022
Federal Reserve Bank of Philadelphia Discount Window	0	0	63,698	0	63,698	0
Other correspondent banks	0	0	30,726	34,618	30,726	34,618

Total credit facilities	$159,547	$164,347	$333,230	$236,293	$492,777	$400,640

At December 31, 2008, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of the following: overnight borrowings of $5,500,000, long-term borrowings with a total notional amount of $144,047,000, and a $10,000,000 letter of credit used to help secure certain municipal deposits. At December 31, 2007, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total notional amount of $164,347,000.
Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At December 31, 2008, the carrying value of non-pledged securities was $74,968,000.
Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. For many years, the Corporation and C&N Bank have maintained extremely strong capital positions, and First State Bank is also well capitalized. Details concerning the Corporation’s and the Banks’ regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2008 and 2007, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.
As described in the “Outlook for 2009” section of Management’s Discussion and Analysis, although the Corporation is well-capitalized, because current economic conditions are volatile, management and the Corporation’s Board of Directors decided to raise more capital by participating in the TARP Capital Purchase Program. Management believes the additional capital raised through the TARP Capital Purchase Program provides a form of protection that should allow the Corporation to continue its normal lending and other operating activities, regardless of the possibility of securities losses, loan losses or other issues that could arise in the current economic environment. On January 16, 2009, the Corporation issued 26,440 shares of Series A Preferred Stock (“Preferred Stock”) and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share. The Corporation sold the Preferred Stock and Warrant to the United States Department of the Treasury for an aggregate price of $26,440,000. In 2009, the Corporation will record issuance of the Preferred Stock and Warrant as increases in stockholders’ equity. The Preferred Stock and Warrant qualify as Tier 1 capital for regulatory purposes. A more complete description of the terms and conditions surrounding the TARP Capital Purchase Program is provided in Note 21 to the consolidated financial statements.
The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive (Loss) Income” within stockholders’ equity. The balance in Accumulated Other Comprehensive (Loss) Income related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to ($23,120,000) at December 31, 2008 and ($6,654,000) at December 31, 2007. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2008.
Effective December 31, 2006, the Corporation applied SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires the Corporation to recognize the underfunded or overfunded status of defined benefit pension and postretirement plans as a liability or asset in the balance sheet. The balance in Accumulated Other Comprehensive (Loss) Income related to SFAS No. 158 was ($94,000) at December 31, 2008 and ($403,000) at December 31, 2007.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income or loss is a measure of the change in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed “Other Comprehensive Income (Loss)”. Comprehensive income or loss should not be construed to be a measure of net income. For the Corporation, other comprehensive income includes unrealized gains and losses on available-for-sale securities, net of deferred income tax. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. Beginning in 2007, the change in accumulated other comprehensive income attributable to the impact of SFAS No. 158 on defined benefit plans is also included in other comprehensive income. In 2008, mainly due to significant unrealized losses within the securities portfolio, there is a total comprehensive loss of $6,098,000, compared to the total comprehensive income of $2,754,000 in 2007, and $9,082,000 in 2006. Other comprehensive (loss) amounted to ($16,157,000) in 2008, ($7,670,000) in 2007, and ($2,904,000) in 2006.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Over the period 2004 through 2006, the Federal Reserve increased the fed funds target rate 17 times, from a low of 1% to 5.25%. The fed funds target rate stayed at 5.25% until August 2007. During that time period, long-term interest rates did not increase as much as short-term rates, which hurt the Corporation’s profitability by “squeezing” the net interest margin. Since August 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve has lowered the fed funds target rate several times, and in December 2008 took the unusual step of establishing a target range of 0% to 0.25%. Also, the Federal Reserve has injected liquidity into the nation’s monetary system. The combination of low short-term interest rates and the Federal Reserve’s efforts to inject liquidity into the monetary system has led some economists to predict net deflation in the U.S. in 2009. The current low short-term rate environment could, in the future, lead to inflationary pressures which would force the Fed to change course and begin raising rates, which management would expect to be adverse to the Corporation’s cost of funds and net interest margin. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to the consolidated financial statements for a description of recent accounting pronouncements and their recent or potential future effects on the Corporation’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices of the Corporation’s financial instruments. As discussed in Note 6 to the financial statements, the Corporation has significant unrealized losses on its holdings of trust-preferred securities as of December 31, 2008. In addition to the effects of interest rates, the market prices of the Corporation’s debt securities within the available-for-sale securities portfolio are affected by fluctuations in the risk premiums (amounts of spread over risk-free rates) demanded by investors.
Management believes valuations of debt securities at December 31, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and all of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers. As a result, quoted market prices on many securities have been substantially depressed and the market for pooled trust-preferred securities has become virtually nonexistent. Further, some banking companies that have issued trust-preferred securities have elected to defer payment of interest on these obligations, and some issuers have defaulted.
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
The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. The consolidated 2008 information included in the table below was prepared based on data as of November 30, 2008. The consolidated 2007 information included in the table below was prepared based on data as of November 30, 2007, with pro forma adjustment to include the significant leveraged investment purchase transaction (discussed below) that occurred in December 2007. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-300 basis points of current rates.
The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of November 30, 2008, the changes in net interest income were within the policy limits in all scenarios, and changes in market value were within the policy limits in all scenarios except an immediate rate increase of 300 basis points. As of November 30, 2007, the changes in net interest income and market value were within the policy limits in all scenarios.
Management reviewed the Corporation’s interest rate risk policy compliance with the Board of Directors quarterly during 2008 and 2007. Management will continue to evaluate whether to make changes to asset and liability holdings in an effort to reduce exposure to rising interest rates.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. In addition to generating positive earnings from the spread of the return on the investment securities over the current cost of the borrowings, the transaction reduces the magnitude of the Corporation’s overall liability sensitive position. Specifically, the borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. The embedded cap on one of the $40 million borrowings expires in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.
Three-month LIBOR did not exceed 5.15% during 2008, and therefore, the embedded caps did not affect interest expense in 2008. When the interest rate risk simulation was run using November 2008 data, 3-month LIBOR was at 2.22%. Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in the scenarios where current rates rise 100 or 200 basis points. Also, the realizable benefit in the scenario where rates rise 300 basis points was substantially less than it had been at November 2007.
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
TABLE XV — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

November 30, 2008 Data
(In Thousands)	Period Ending November 30, 2009
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$78,329	$40,471	$37,858	-12.3%	20.0%
+200	75,939	35,404	40,535	-6.2%	15.0%
+100	73,487	31,528	41,959	-2.9%	10.0%
0	71,031	27,839	43,192	0.0%	0.0%
-100	67,988	24,738	43,250	0.1%	10.0%
-200	64,702	22,465	42,237	-2.2%	15.0%
-300	62,034	21,909	40,125	-7.1%	20.0%
Market Value of Portfolio Equity
at November 30, 2008

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$54,899	-50.9%	45.0%
+200	74,010	-33.9%	35.0%
+100	92,314	-17.5%	25.0%
0	111,889	0.0%	0.0%
-100	126,637	13.2%	25.0%
-200	134,146	19.9%	35.0%
-300	145,401	30.0%	45.0%

November 30, 2007 Data
(In Thousands)	Period Ending November 30, 2008
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+300	$82,751	$50,168	$32,583	-16.7%	20.0%
+200	80,606	44,823	35,783	-8.5%	15.0%
+100	78,352	40,696	37,656	-3.7%	10.0%
0	75,869	36,776	39,093	0.0%	0.0%
-100	72,910	31,608	41,302	5.7%	10.0%
-200	69,244	27,524	41,720	6.7%	15.0%
-300	65,322	23,907	41,415	5.9%	20.0%
Market Value of Portfolio Equity
at November 30, 2007

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit
+300	$97,288	-34.0%	45.0%
+200	117,811	-20.1%	35.0%
+100	133,434	-9.5%	25.0%
0	147,388	0.0%	0.0%
-100	159,195	8.0%	25.0%
-200	161,102	9.3%	35.0%
-300	162,845	10.5%	45.0%
EQUITY SECURITIES RISK
The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies. The Corporation also owns some other stocks and mutual funds.
Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Most U.S. bank stock prices fell in value significantly during 2008. As discussed further in the “Earnings Overview” section of Management’s Discussion and Analysis, the Corporation has recognized other-than-temporary impairment charges on bank stocks totaling $1,662,000 in 2008. Table XVI shows that, after the effects of the other-than-temporary impairment write-downs, the aggregate fair value of the Corporation’s equity securities is $2,555,000 lower than cost. This net unrealized loss includes gross unrealized gains on stocks totaling $1,918,000 and gross unrealized losses on stocks totaling $4,473,000. Table XVI presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XVI does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2008.
At December 31, 2008, the Corporation held 49 stocks of banking corporations in unrealized loss positions, for which the aggregate cost exceeded the fair value by $3,539,000, or 28.8%. Management evaluated financial and other publicly available information related to the individual banking corporations, and assessed whether that information indicates it to be probable the Corporation will realize some portion of the unrealized loss on the impaired securities. In conducting this analysis, management considered information related to the possibility of losses being realized in light of the Corporation’s financial condition and available sources of liquidity, and concluded the Corporation has the ability to hold each banking corporation stock for a period long enough to allow the stock price to recover and the Corporation to recover its investment. Also, as of December 31, 2008, the Corporation has the intent to hold these stocks until their market prices increase to the extent the Corporation will recover its investment. Based on the results of this analysis, as of December 31, 2008, management believes the impairment of the Corporation’s investments in stocks of banking corporations and other marketable equity securities to be temporary.

Equity securities held as of December 31, 2008 and 2007 are presented in Table XVI.
TABLE XVI — EQUITY SECURITIES RISK

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
(In Thousands)		Fair	Market	Market
At December 31, 2008	Cost	Value	Value	Value
Banks and bank holding companies	$18,602	$16,864	$(1,686)	$(3,373)
Other equity securities	2,803	1,986	(199)	(397)

Total	$21,405	$18,850	$(1,885)	$(3,770)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2007	Cost	Value	Value	Value
Banks and bank holding companies	$19,868	$19,797	$(1,980)	$(3,959)
Other equity securities	2,577	2,950	(295)	(590)

Total	$22,445	$22,747	$(2,275)	$(4,549)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets

	December 31,	December 31,
(In Thousands Except Share Data)	2008	2007
ASSETS
Cash and due from banks:
Noninterest-bearing	$18,105	$21,892
Interest-bearing	5,923	9,769

Total cash and cash equivalents	24,028	31,661
Trading securities	2,306	2,980
Available-for-sale securities, at fair value	419,688	432,755
Held-to-maturity securities, at amortized cost	406	409
Loans, net	735,687	727,082
Bank-owned life insurance	22,297	21,539
Accrued interest receivable	5,846	5,714
Bank premises and equipment, net	25,909	27,796
Foreclosed assets held for sale	298	258
Intangible asset — Core deposit intangibles	826	1,378
Intangible asset — Goodwill	12,014	12,032
Other assets	32,332	20,142

TOTAL ASSETS	$1,281,637	$1,283,746

LIABILITIES
Deposits:
Noninterest-bearing	$124,922	$125,485
Interest-bearing	739,135	713,018

Total deposits	864,057	838,503
Dividends payable	2,147	2,134
Short-term borrowings	48,547	40,678
Long-term borrowings	236,926	259,454
Accrued interest and other liabilities	7,934	5,196

TOTAL LIABILITIES	1,159,611	1,145,965

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at December 31, 2008 and 2007	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2008 and 2007; issued 9,284,148 in 2008 and 9,193,192 in 2007	9,284	9,193
Stock dividend distributable	0	1,571
Paid-in capital	44,308	42,494
Retained earnings	97,757	96,628
Unamortized stock compensation	(48)	(56)
Treasury stock, at cost; 348,041 shares at December 31, 2008 and 303,058 shares at December 31, 2007	(6,061)	(4,992)

Sub-total	145,240	144,838

Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities	(23,120)	(6,654)
Defined benefit plans	(94)	(403)

Total accumulated other comprehensive loss	(23,214)	(7,057)

TOTAL STOCKHOLDERS’ EQUITY	122,026	137,781

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,281,637	$1,283,746

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31,
(In Thousands Except Per Share Data)	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$48,933	$49,670	$43,247
Interest on balances with depository institutions	33	87	91
Interest on loans to political subdivisions	1,539	1,453	1,312
Interest on federal funds sold	120	211	251
Interest on trading securities	89	68	0
Income from available-for-sale and held-to-maturity securities:
Taxable	19,516	15,061	14,485
Tax-exempt	3,153	2,754	4,033
Dividends	854	917	1,043

Total interest and dividend income	74,237	70,221	64,462

INTEREST EXPENSE
Interest on deposits	19,320	24,890	21,708
Interest on short-term borrowings	986	1,923	2,318
Interest on long-term borrowings	10,743	7,096	6,748

Total interest expense	31,049	33,909	30,774

Net interest margin	43,188	36,312	33,688
Provision for loan losses	909	529	672

Net interest margin after provision for loan losses	42,279	35,783	33,016

OTHER INCOME
Service charges on deposit accounts	4,447	2,559	2,034
Service charges and fees	777	704	446
Trust and financial management revenue	3,443	3,440	2,409
Insurance commissions, fees and premiums	332	446	468
Increase in cash surrender value of life insurance	758	719	630
Gain from sale of credit card loans	0	0	340
Other operating income	3,126	2,572	1,983

Total other income before realized (losses) gains on available-for-sale securities, net	12,883	10,440	8,310
Realized (losses) gains on available-for-sale securities, net	(9,338)	127	5,046

Total other income	3,545	10,567	13,356

OTHER EXPENSES
Salaries and wages	14,561	14,302	13,705
Pensions and other employee benefits	4,202	4,204	4,279
Occupancy expense, net	2,861	2,634	2,309
Furniture and equipment expense	2,661	2,789	2,607
Pennsylvania shares tax	1,169	942	976
Other operating expense	7,992	8,412	7,738

Total other expenses	33,446	33,283	31,614

Income before income tax provision	12,378	13,067	14,758
Income tax provision	2,319	2,643	2,772

NET INCOME	$10,059	$10,424	$11,986

NET INCOME PER SHARE — BASIC	$1.12	$1.19	$1.42

NET INCOME PER SHARE — DILUTED	$1.12	$1.19	$1.42

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes
in Stockholders’ Equity

					Accumulated
		Stock			Other	Unamortized
	Common	Dividend	Paid-in	Retained	Comprehensive	Stock	Treasury
(In Thousands Except Per Share Data)	Stock	Distributable	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance, December 31, 2005	$8,389	$2,183	$24,964	$93,728	$4,698	$(50)	$(1,944)	$131,968
Comprehensive income:
Net income				11,986				11,986
Unrealized loss on securities, net of reclassification and tax					(2,904)			(2,904)

Total comprehensive income								9,082

Adjustment to initially apply FASB Statement No. 158, net of tax					(1,181)			(1,181)
Cash dividends declared, $.96 per share				(7,916)				(7,916)
Treasury stock purchased							(2,274)	(2,274)
Shares issued from treasury related to exercise of stock options			17				72	89
Amortization of restricted stock						39		39
Tax benefit from employee benefit plan				85				85
Tax benefit from stock-based Compensation			21					21
Stock dividend issued	83	(2,183)	2,075					(25)
Stock dividend declared, 1%		1,806		(1,806)				0

Balance, December 31, 2006	8,472	1,806	27,077	96,077	613	(11)	(4,146)	129,888
Comprehensive income:
Net income				10,424				10,424
Unrealized loss on securities, net of reclassification and tax					(8,448)			(8,448)
Change in value of FASB 158 adjustment to equity					778			778

Total comprehensive income								2,754

Shares issued for acquisition, net	637		13,507				(76)	14,068
Cash dividends declared, $.96 per share				(8,394)				(8,394)
Treasury stock purchased							(949)	(949)
Shares issued from treasury related to exercise of stock options			11				78	89
Restricted stock granted			43			(145)	102	0
Forfeiture of restricted stock						1	(1)	0
Stock-based compensation expense			156			99		255
Tax benefit from employee benefit plan				92				92
Tax charge from stock-based Compensation			(3)					(3)
Stock dividend issued	84	(1,806)	1,703					(19)
Stock dividend declared, 1%		1,571		(1,571)				0

Balance, December 31, 2007	$9,193	$1,571	$42,494	$96,628	$(7,057)	$(56)	$(4,992)	$137,781

Consolidated Statements of Changes
in Stockholders’ Equity
(Continued)

					Accumulated
		Stock			Other	Unamortized
	Common	Dividend	Paid-in	Retained	Comprehensive	Stock	Treasury
(In Thousands Except Per Share Data)	Stock	Distributable	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Balance, December 31, 2007	$9,193	$1,571	$42,494	$96,628	$(7,057)	$(56)	$(4,992)	$137,781
Comprehensive income (loss):
Net income				10,059				10,059
Unrealized loss on securities, net of net of reclassification and tax					(16,466)			(16,466)
Change in value of FASB 158 adjustment to equity					309			309

Total comprehensive loss								(6,098)

Cash dividends declared, $.96 per share				(8,590)				(8,590)
Shares issued for dividend reinvestment Plan			158				758	916
Treasury stock purchased							(2,135)	(2,135)
Shares issued from treasury related to exercise of stock options			(17)				237	220
Restricted stock granted			8			(90)	82	0
Forfeiture of restricted stock			(2)			13	(11)	0
Stock-based compensation expense			209			85		294
Tax benefit from employee benefit plan				23				23
Tax charge from stock-based Compensation			(5)					(5)
Stock dividend issued	91	(1,571)	1,463					(17)
Recognize postretirement split-dollar life insurance liability (*)				(363)				(363)

Balance, December 31, 2008	$9,284	$0	$44,308	$97,757	$(23,214)	$(48)	$(6,061)	$122,026

(*)	Emerging Issues Task Force (EITF) Issue 06-4 required the Corporation to record a liability for the accumulated postretirement benefit obligation associated with the cost of insurance for split-dollar life insurance coverage. As permitted by EITF 06-4, the Corporation recorded this change in accounting principle prospectively, with no impact on financial statements for prior years. The Corporation recorded a reduction in retained earnings, effective as of January 1, 2008, for the impact of the change.
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,059	$10,424	$11,986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	909	529	672
Realized losses (gains) on available-for-sale securities, net	9,338	(127)	(5,046)
Gain on sale of foreclosed assets, net	(38)	(83)	(42)
Depreciation expense	2,885	2,847	2,608
Loss (gain) on disposition of premises and equipment	0	145	(30)
Loss from writedown of impaired premises and equipment	0	0	168
Accretion and amortization on securities, net	(63)	363	403
Accretion and amortization on deposits and borrowings, net	(421)	(254)	0
Increase in cash surrender value of life insurance	(758)	(719)	(630)
Stock-based compensation	294	255	39
Amortization of core deposit intangibles	552	445	128
Deferred income taxes	(2,147)	(21)	(311)
Net increase in trading securities	(2,398)	(2,980)	0
(Increase) decrease in accrued interest receivable and other assets	(3,070)	59	(76)
Increase (decrease) in accrued interest payable and other liabilities	2,975	(937)	262

Net Cash Provided by Operating Activities	18,117	9,946	10,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisitions, net	0	29,942	0
Proceeds from maturity of held-to-maturity securities	3	5	8
Proceeds from sales of available-for-sale securities	23,295	104,797	117,566
Proceeds from calls and maturities of available-for-sale securities	51,781	36,107	36,489
Purchase of available-for-sale securities	(93,150)	(203,608)	(83,181)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(3,280)	(5,977)	(3,112)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,327	6,152	4,748
Net (increase) decrease in loans	(9,749)	11,521	(35,806)
Redemption of bank-owned life insurance	0	0	2,885
Purchase of premises and equipment	(998)	(2,416)	(3,517)
Proceeds from sale of premises and equipment	0	0	247
Purchase of investment in limited partnership	0	0	(1,250)
Return of principal on limited partnership investment	47	252	0
Proceeds from sale of foreclosed assets	462	653	744

Net Cash (Used in) Provided by Investing Activities	(27,262)	(22,572)	35,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	25,518	(21,512)	3,284
Net increase (decrease) in short-term borrowings	7,869	(10,006)	14,524
Proceeds from long-term borrowings	29,703	165,000	26,100
Repayments of long-term borrowings	(52,003)	(107,335)	(79,123)
Purchase of treasury stock	(2,135)	(949)	(2,274)
Sale of treasury stock	220	89	89
Tax benefit from compensation plans	18	89	106
Dividends paid	(7,678)	(8,248)	(7,945)

Net Cash Provided by (Used in) Financing Activities	1,512	17,128	(45,239)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,633)	4,502	713
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	31,661	27,159	26,446

CASH AND CASH EQUIVALENTS, END OF YEAR	$24,028	$31,661	$27,159

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In Thousands) (Continued)	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$464	$457	$772
Securities transferred from trading to available-for-sale	$3,072	$0	$0
Interest paid	$31,406	$33,976	$30,858
Income taxes paid	$4,713	$2,077	$2,807

ACQUISITIONS:

Cash and cash equivalents received	$0	$44,265	$0
Cash paid for acquisition	0	(14,323)	0

Net cash received on acquisition	$0	$29,942	$0

NONCASH ASSETS RECEIVED, LIABILITIES ASSUMED AND EQUITY ISSUED FROM ACQUISITION:
Assets received:
Available for sale securities	$0	$26,426	$0
Loans	0	60,151	0
Bank-owned life insurance	0	4,432	0
Premises and equipment	0	5,243	0
Foreclosed assets	0	107	0
Intangible asset — core deposit intangible	0	1,487	0
Intangible asset — goodwill	0	9,263	0
Other assets	0	1,567	0

Total noncash assets received	$0	$108,676	$0

Liabilities assumed and equity issued:
Deposits	$0	$99,636	$0
Short-term borrowings	0	1,426	0
Long-term borrowings	0	22,753	0
Other liabilities	0	735	0

Equity issued, net	0	14,068	0

Total noncash liabilities assumed and equity issued	$0	$138,618	$0

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
NATURE OF OPERATIONS — The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in North Central Pennsylvania and Southern New York State. Lending products include mortgage loans, commercial loans and consumer loans, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, individual retirement accounts and certificates of deposit. The Corporation also offers non-insured “Repo Sweep” accounts.
The Corporation provides Trust and Financial Management services, including administration of trusts and estates, retirement plans, and other employee benefit plans, and investment management services. The Corporation offers a variety of personal and commercial insurance products through C&N Financial Services Corporation. C&N Financial Services Corporation also has a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. Management has determined that the Corporation has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others.
The Corporation is subject to competition from other financial institutions. It is also subject to regulation by certain federal and state agencies and undergoes periodic examination by those regulatory authorities. As a consequence, the Corporation’s business is particularly susceptible to being affected by future federal and state legislation and regulations.
USE OF ESTIMATES — The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.
INVESTMENT SECURITIES — Investment securities are accounted for as follows:
Trading securities— includes municipal bonds, carried at their fair values. Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur. Quoted market prices are used to determine the fair value of trading instruments.
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
Other-than-temporary impairment — Declines in the fair value of available-for-sale and held-to-maturity securities that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes to real estate values, interest deferrals and whether the federal government provides assistance to financial institutions.

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
LOANS — Loans which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.
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
A loan is considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by the fair value of the collateral (if the loan is collateral dependent), by future cash flows discounted at the loan’s effective rate or by the loan’s observable market price. Larger groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, based on factors such as credit concentrations, past due or delinquency status, trends in historical loss experience, specific impaired loans, and economic conditions. Past due or delinquency status of loans is computed based on the contractual terms of the loans. Allowances for impaired loans are determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Loan balances are charged off when it becomes evident that such balances are not fully collectible. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.
BANK PREMISES AND EQUIPMENT — Bank premises and equipment are stated at cost less accumulated depreciation. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation expense is computed using the straight-line method.
IMPAIRMENT OF LONG-LIVED ASSETS — The Corporation reviews long-lived assets, such as premises and equipment and intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the manner in which an asset is used. If there is an indication the carrying value of an asset may not be recoverable, future undiscounted cash flows expected to result from use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair market value of the asset.
INTEREST COSTS — The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. The amount of capitalized interest in 2008, 2007 and 2006 was not significant.
FORECLOSED ASSETS HELD FOR SALE — Foreclosed assets held for sale consist of real estate acquired by foreclosure and are carried at estimated fair value, less selling cost. Subsequent to foreclosure, revenues and expenses from operations and changes in the valuation are included in Other Operating Expenses.

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS — Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired. Goodwill is tested at least annually for impairment, or more often if events or circumstances indicate there may be impairment. Core deposit intangibles are being amortized over periods of time that represent the expected lives using a method of amortization that reflects the pattern of economic benefit. Core deposit intangibles are subject to impairment testing whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.
INCOME TAXES — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. The Corporation includes income tax penalties in the provision for income tax. The Corporation has no accrued interest related to unrecognized tax benefits.
STOCK COMPENSATION PLANS — Effective in 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, which requires the Corporation to record stock option expense based on estimated fair value calculated using an option valuation model. The Corporation has also made prior awards of restricted stock. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.
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
RECENT ACCOUNTING PRONOUNCEMENTS:
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in 2008 and affect the Corporation’s disclosures of information regarding fair values of financial instruments. The FASB issued Staff Position No. 157-3, in October 2008, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides guidance and illustration of key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The disclosures required by SFAS No. 157 are presented in Note 5 to the consolidated financial statements.
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
The FASB issued SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) in May 2008. The FASB issued SFAS No. 162 to meet its responsibility to identify the sources of accounting principles and the framework for entities to select the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Once the statement is effective, the hierarchy of accounting principles under SFAS No. 162 is not expected to require any significant changes to current financial statements and related disclosures of the Corporation.
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
In January 2009, FASB Staff Position (FSP) EITF 99-20-1 was issued and amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” This FSP effectively eliminates the previous requirement that, for securities included within the scope of EITF 99-20 with an external rating below AA, management evaluate the amount of cash flows expected to be received from a market participant’s perspective. This FSP permits the use of reasonable management judgment regarding cash flows to be received, consistent with the methodology employed for other debt securities provided in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The Corporation has applied the provisions of FSP EITF 99-20-1 in its evaluation of pooled trust-preferred securities as of December 31, 2008. The Corporation’s analysis of pooled trust-preferred securities is discussed more fully in Note 6 to the consolidated financial statements.
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

The components of other comprehensive income, and the related tax effects, are as follows:

	Years Ended December 31,
(In Thousands)	2008	2007	2006
Net income	$10,059	$10,424	$11,986

Unrealized holding (losses) gains on available-for-sale securities	(34,286)	(12,673)	646
Reclassification adjustment for losses (gains) realized in income	9,338	(127)	(5,046)

Other comprehensive loss before income tax	(24,948)	(12,800)	(4,400)
Income tax related to other comprehensive loss	8,482	4,352	1,496

Other comprehensive loss on available-for-sale securities	(16,466)	(8,448)	(2,904)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive loss	509	1,037	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(43)	146	0

Other comprehensive gain before income tax	466	1,183	0
Income tax related to other comprehensive gain	157	405	0

Other comprehensive gain on unfunded retirement obligations	309	778	0

Net other comprehensive loss	(16,157)	(7,670)	(2,904)

Comprehensive (loss) income	$(6,098)	$2,754	$9,082

3. PER SHARE DATA
Net income per share is based on the weighted-average number of shares of common stock outstanding. Prior to 2008, the number of shares used in calculating net income and cash dividends per share reflects the retroactive effect of 1% stock dividends declared in the fourth quarter of 2007 and 2006, payable in the first quarter of the following year. The following data show the amounts used in computing basic and diluted net income per share. As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation’s common stock during the period.

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2008
Earnings per share – basic	$10,059,000	8,961,805	$1.12
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		142,208
Hypothetical share repurchase at $20.25		(120,713)

Earnings per share – diluted	$10,059,000	8,983,300	$1.12

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2007
Earnings per share – basic	$10,424,000	8,784,134	$1.19
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		108,701
Hypothetical share repurchase at $20.03		(97,469)

Earnings per share – diluted	$10,424,000	8,795,366	$1.19

2006
Earnings per share – basic	$11,986,000	8,422,495	$1.42
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		120,989
Hypothetical share repurchase at $23.41		(95,315)

Earnings per share – diluted	$11,986,000	8,448,169	$1.42

4. CASH AND DUE FROM BANKS
Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2008 ranged from $4,152,000 to $7,424,000. For 2007, these balances ranged from $3,133,000 to $11,636,000. Average daily cash balances with the Federal Reserve Bank required for services provided to the Banks were $2,600,000 throughout 2008 and 2007. Total balances restricted amounted to $7,295,000 at December 31, 2008 and $8,410,000 at December 31, 2007.
Generally, the FDIC insures deposits with one financial institution up to $100,000. In 2008, the FDIC temporarily increased the amount of insured deposits to $250,000, effective through December 31, 2009. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.
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
Level 3 – Fair value is based on significant unobservable inputs. Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

At December 31, 2008, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		December 31, 2008
		Market Values Based on:
	Quoted
	Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$16,201	$0	$16,201
Obligations of states and political subdivisions	2,814	71,409	0	74,223
Mortgage-backed securities	1,995	171,861	0	173,856
Collateralized mortgage obligations	842	67,392	0	68,234
Other securities	0	9,410	58,914	68,324

Total debt securities	5,651	336,273	58,914	400,838
Marketable equity securities	18,850	0	0	18,850

Total available-for-sale securities	24,501	336,273	58,914	419,688

TRADING SECURITIES,
Obligations of states and political subdivisions	563	1,743	0	2,306

Total	$25,064	$338,016	$58,914	$421,994

Management determined there were virtually no trades of pooled trust-preferred securities in the second half of 2008, except for a limited number of transactions that took place as a result of bankruptcies, forced liquidations or similar circumstances. Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs. Accordingly, in the third quarter of 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows.
At December 31, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security. Management used the cash flow estimates for each security determined using the process described in Note 6. Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. In establishing the discount rates, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates (3-month LIBOR, for most of the Corporation’s securities) over corresponding risk-free rates (3-month U.S. Treasury Bill, for most of the Corporation’s securities) during the last four months of 2008; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk. Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.
Following is a reconciliation of activity for assets (pooled trust-preferred securities) measured at fair value based on significant unobservable information:

(In Thousands)	2008
Balance, beginning of period	$0
Transfers	73,018
Purchases, issuances and settlements	100
Unrealized (losses) included in earnings	(8,210)
Unrealized (losses) included in other comprehensive income	(5,994)

Balance, end of period	$58,914

Statement of Financial Accounting Standards No. 157 became effective with the Corporation’s 2008 financial statements. Accordingly, no assets were classified as Level 3 in 2007 or prior periods.
Losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 6, and are included in net losses on available-for-sale securities in the consolidated statement of income.
6. SECURITIES
Amortized cost and fair value of securities at December 31, 2008 and 2007 are summarized as follows:

		December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$701	$0	$16,201
Obligations of states and political subdivisions	80,838	197	(6,812)	74,223
Mortgage-backed securities	171,453	2,632	(229)	173,856
Collateralized mortgage obligations	70,619	187	(2,572)	68,234
Other securities	94,892	117	(26,685)	68,324

Total debt securities	433,302	3,834	(36,298)	400,838
Marketable equity securities	21,405	1,918	(4,473)	18,850

Total	$454,707	$5,752	$(40,771)	$419,688

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$304	$16	$0	$320
Obligations of other U.S. Government agencies	100	4	0	104
Mortgage-backed securities	2	0	0	2

Total	$406	$20	$0	$426

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$32,199	$534	$(10)	$32,723
Obligations of states and political subdivisions	63,340	290	(3,181)	60,449
Mortgage-backed securities	149,796	1,028	(408)	150,416
Collateralized mortgage obligations	70,080	210	(785)	69,505
Other securities	104,975	499	(8,559)	96,915

Total debt securities	420,390	2,561	(12,943)	410,008
Marketable equity securities	22,445	2,928	(2,626)	22,747

Total	$442,835	$5,489	$(15,569)	$432,755

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$307	$14	$0	$321
Obligations of other U.S. Government agencies	99	6	0	105
Mortgage-backed securities	3	0	0	3

Total	$409	$20	$0	$429

The following table presents gross unrealized losses and fair value of investments with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$0	$0	$0	$0	$0
Obligations of states and political subdivisions	29,867	(3,202)	26,679	(3,610)	56,546	(6,812)
Mortgage-backed securities	21,746	(137)	6,713	(92)	28,459	(229)
Collateralized mortgage obligations	26,117	(1,054)	17,644	(1,518)	43,761	(2,572)
Other securities	12,452	(4,497)	45,702	(22,188)	58,154	(26,685)

Total debt securities	90,182	(8,890)	96,738	(27,408)	186,920	(36,298)
Marketable equity securities	4,062	(1,080)	6,407	(3,393)	10,469	(4,473)

Total temporarily impaired available-for-sale securities	$94,244	$(9,970)	$103,145	$(30,801)	$197,389	$(40,771)

	Less Than 12 Months		12 Months or More		Total
December 31, 2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$0	$3,990	$(10)	$3,990	$(10)
Obligations of states and political subdivisions	26,676	(2,112)	12,866	(1,069)	39,542	(3,181)
Mortgage-backed securities	497	(1)	34,565	(407)	35,062	(408)
Collateralized mortgage obligations	21,739	(173)	22,553	(612)	44,292	(785)
Other securities	54,081	(6,352)	29,207	(2,207)	83,288	(8,559)

Total debt securities	102,993	(8,638)	103,181	(4,305)	206,174	(12,943)
Marketable equity securities	10,677	(1,972)	1,532	(654)	12,209	(2,626)

Total temporarily impaired available-for-sale securities	$113,670	$(10,610)	$104,713	$(4,959)	$218,383	$(15,569)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes to real estate values, interest deferrals and whether the federal government provides assistance to financial institutions.
In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities at December 31, 2008 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 and all of 2008. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities (which represent most of the balance in “Other securities” in the table above), trading volume has been limited and consisted almost entirely of sales by distressed sellers.
Trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. Most of the Corporation’s investments in trust-preferred securities are of pooled issues, each made up of 30 or more companies with geographic and size diversification. Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts. Management believes trust-preferred valuations have been negatively affected by concerns that the underlying banks and other companies may have significant exposure to losses from sub-prime mortgages, defaulted collateralized debt obligations or other concerns. Many of the Corporation’s pooled trust-preferred securities were downgraded by Moody’s during 2008, with securities with a total fair value of $35,995,000 at December 31, 2008 falling to ratings of less than investment grade. Further, Moody’s and Fitch have placed many of the pooled trust-preferred securities on “Ratings Watch Negative,” meaning that an initial or further downgrade may be possible in the foreseeable future. In 2008, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted. Trust-preferred securities are structured so that the issuers pay more interest into the trusts than would be required for pass through to the investors in the rated notes (such as the Corporation), with the excess used to cover administrative and other expenses, and to provide a cushion for some protection against the risk of loss for investors in the rated notes.
As of December 31, 2008, management evaluated the pooled trust-preferred securities for other-than-temporary impairment by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers. In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service. Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable rate pooled trust-preferred securities) based on the applicable forward curve. For most of the pooled trust-preferred securities, the present value determined on that basis had not declined from management’s previous assumptions used to determine book value, and accordingly, impairment was deemed temporary. However, for four of the securities, the present values declined, and the Corporation wrote the historical cost basis down to estimated fair value, resulting in other-than-temporary impairment charges totaling $8,210,000 (pretax). Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security. Management’s calculations of fair values of pooled trust-preferred securities are described in Note 5.
Based on the Corporation’s ability and intent to hold its debt securities for the foreseeable future, and management’s assessment of the creditworthiness of the issuers, management believes impairment of the Corporation’s debt securities at December 31, 2008, after adjustment for the write-downs of pooled trust-preferred securities described above, to be temporary.
Unrealized losses on marketable equity securities are mainly from investments in common stocks of banking corporations. During 2008, management evaluated equity securities and determined that equity securities issued by several banking corporations were other-than-temporarily impaired, and one security was deemed worthless. Management’s assessment that equity securities were other-than-temporarily impaired was based on determinations that it was probable the Corporation would realize some portion of the unrealized losses, taking into consideration poor and rapidly deteriorating financial conditions reflected in published financial reports for each entity, and in some cases, publicly announced endeavors to issue additional shares of stock that would dilute the Corporation’s ownership interest. Each security was written down to its fair value as of the date that the impairment was deemed other-than-temporary, and the Corporation recognized a total pretax other-than-temporary impairment loss of $1,662,000, and a loss of $216,000 from the worthless security.
At December 31, 2008, the Corporation held 49 stocks of banking corporations in unrealized loss positions, for which the aggregate cost exceeded the fair value by $3,539,000, or 28.8%. Management evaluated financial and other publicly available information related to the individual banking corporations. In conducting this analysis, management considered information related to the possibility of losses being realized in light of the Corporation’s financial condition and available sources of liquidity, and concluded the Corporation has the ability to hold each banking corporation stock for a period long enough to allow the stock price to recover and the Corporation to recover its investment. Also, as of December 31, 2008, the Corporation has the intent to hold these stocks until their market prices increase to the extent the Corporation will recover its investment. Based on the results of this analysis, as of December 31, 2008, management believes the impairment of the Corporation’s investments in stocks of banking corporations and other marketable equity securities to be temporary.

The maturities of available-for-sale and held-to-maturity securities at December 31, 2008 are summarized as follows:

	December 31, 2008
	Amortized	Fair
(In Thousands)	Cost	Value
AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less	$180	$181
Due after one year through five years	6,998	6,171
Due after five years through ten years	28,722	28,844
Due after ten years	397,402	365,642

Total	$433,302	$400,838

HELD-TO-MATURITY SECURITIES:
Due in one year or less	$100	$104
Due after one year through five years	304	320
Due after five years through ten years	0	0
Due after ten years	2	2

Total	$406	$426

Investment securities carried at $95,787,000 at December 31, 2008 and $165,159,000 at December 31, 2007 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. Also, the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) issued a $10,000,000 letter of credit on the Corporation’s behalf for security on certain public deposits as of December 31, 2008. No such letters of credit were outstanding at December 31, 2007. See Note 11 for information concerning securities pledged to secure borrowing arrangements.
Gross realized gains and losses from available-for-sale securities, and the related income tax provision (credit), for 2008, 2007 and 2006 were as follows:

(In Thousands)	2008	2007	2006
Gross realized gains	$780	$2,325	$5,930
Gross realized losses	(10,118)	(2,198)	(884)

Net realized (losses) gains	$(9,338)	$127	$5,046

Income tax (credit) provision related to net realized (losses) gains	$(3,175)	$43	$1,716

The Corporation had no trading securities in 2006. Gross realized gains and losses from the sales of trading securities, the net change in unrealized gains and losses, and the income tax provision related to net trading gains, for 2008 and 2007 were as follows:

	2008	2007
Gross realized gains	$94	$60
Gross realized losses	(63)	0
Net change in unrealized gains/losses	(28)	(36)

Net gains	$3	$24

Income tax provision related to net gains	$1	$8

7. LOANS
Major categories of loans and leases included in the loan portfolio are as follows:

	December 31,	% of	December 31,	% of
(In Thousands)	2008	Total	2007	Total
Real estate — residential mortgage	$433,377	58.29%	$441,692	60.02%
Real estate — commercial mortgage	165,979	22.32%	144,742	19.67%
Real estate — construction	24,992	3.36%	22,497	3.06%
Consumer	26,732	3.60%	37,193	5.05%
Agricultural	4,495	0.60%	3,553	0.48%
Commercial	48,295	6.50%	52,241	7.10%
Other	884	0.12%	1,010	0.14%
Political subdivisions	38,790	5.21%	33,013	4.48%

Total	743,544	100.00%	735,941	100.00%
Less: allowance for loan losses	(7,857)		(8,859)

Loans, net	$735,687		$727,082

Net unamortized loan fees of $2,170,000 at December 31, 2008 and $1,887,000 at December 31, 2007 have been offset against the carrying value of loans.
There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2008.
The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron, and McKean, as well as in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region.
Transactions in the allowance for loan losses were as follows:

(In Thousands)	2008	2007	2006
Balance at beginning of year	$8,859	$8,201	$8,361
Allowance for loan losses recorded in acquisition	—	587	—
Provision charged to operations	909	529	672
Loans charged off	(2,039)	(544)	(1,092)
Recoveries	128	86	260

Balance at end of year	$7,857	$8,859	$8,201

Information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2008, 2007 and 2006 is as follows:

(In Thousands)	2008	2007	2006
Impaired loans without a valuation allowance	$3,197	$857	$2,674
Impaired loans with a valuation allowance	2,230	5,361	5,337

Total impaired loans	$5,427	$6,218	$8,011

Valuation allowance related to impaired loans	$456	$2,255	$1,726

Total nonaccrual loans	$7,200	$6,955	$8,506
Total loans past due 90 days or more and still accruing	$1,305	$1,200	$1,559
The following is a summary of information related to impaired loans for 2008, 2007, and 2006:

(In Thousands)	2008	2007	2006
Average investment in impaired loans	$5,771	$6,932	$7,861

Interest income recognized on impaired loans	$327	$242	$318

Interest income recognized on a cash basis on impaired loans	$327	$242	$318

No additional funds are committed to be advanced in connection with impaired loans.
8. BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31,
(In Thousands)	2008	2007
Land	$2,100	$2,100
Buildings and improvements	29,979	29,544
Furniture and equipment	15,297	17,975
Construction in progress	13	236

Total	47,389	49,855
Less: accumulated depreciation	(21,480)	(22,059)

Net	$25,909	$27,796

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2008	2007	2006
Occupancy expense	$1,261	$1,137	$973
Furniture and equipment expense	1,624	1,710	1,631

Total	$2,885	$2,847	$2,604

9. INTANGIBLE ASSETS
Changes in the carrying amount of goodwill in 2008 and 2007 are summarized in the following table:

	December 31,
(In Thousands)	2008	2007
Balance, beginning of year	$12,032	$2,809
Goodwill arising in business combination	0	9,263
Reduction in total purchase price for difference in estimated and actual accrued expenses and legal and professional costs	(18)	(40)
Balance, end of year	$12,014	$12,032

The Corporation did not complete any acquisitions in 2008. Effective May 1, 2007, the Corporation completed its acquisition of 100% of the outstanding voting stock of Citizens Bancorp, Inc. The aggregate acquisition price was $28,391,000, which included cash of $14,323,000 and 636,967 shares of the Corporation’s common stock valued at $14,068,000. The goodwill addition in 2007 resulted from this acquisition.
Information related to the core deposit intangibles are as follows:

	December 31,
(In Thousands)	2008	2007
Gross amount	$2,034	$2,034
Less: accumulated amortization	(1,208)	(656)

Net	$826	$1,378

Amortization expense was $552,000 in 2008, $445,000 in 2007 and $128,000 in 2006. Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)
	2009	$325
	2010	176
	2011	115
	2012	74
	2013	51
10. DEPOSITS
At December 31, 2008, the scheduled maturities of time deposits are as follows:

(In Thousands)
	2009	$232,827
	2010	79,527
	2011	19,231
	2012	19,487
	2013	28,655
	Thereafter	20

		$379,747

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2008, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$57,565
Over 3 months through 12 months	17,244
Over 1 year through 3 years	11,715
Over 3 years	25,813

Total	$112,337

Interest expense from deposits of $100,000 or more amounted to $4,108,000 in 2008, $4,141,000 in 2007 and $3,267,000 in 2006.
11. BORROWED FUNDS
SHORT-TERM BORROWINGS
Short-term borrowings include the following:

	At December 31,
(In Thousands)	2008	2007
Overnight borrowings (a)	$5,500	$0
Customer repurchase agreements (b)	38,047	35,678
Other repurchase agreements (c)	5,000	5,000

Total short-term borrowings	$48,547	$40,678

The weighted average interest rate on total short-term borrowings outstanding was 1.57% at December 31, 2008 and 3.90% at December 31, 2007. The maximum amount of total short-term borrowings outstanding at any month-end was $52,650,000 in 2008 and $74,815,000 in 2007.
(a) Overnight borrowings are available from the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), federal funds purchased overnight from other banks, and from the Federal Reserve Bank of Philadelphia’s Discount Window.
At December 31, 2008, the Corporation had outstanding overnight borrowings of $5,500,000 from FHLB-Pittsburgh at a rate of 0.59%. There were no overnight borrowings outstanding at December 31, 2007. Terms of the available credit from FHLB-Pittsburgh are described under the “Long-term Borrowings” section of this note.
The Corporation had available credit with other correspondent banks totaling $30,726,000 at December 31, 2008. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2008 or December 31, 2007.
The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2008, the Corporation had available credit in the amount of $63,698,000 on this line with no outstanding advances. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $72,929,000 at December 31, 2008. No amounts were outstanding or available at December 31, 2007.
(b) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $55,064,000 at December 31, 2008 and $52,603,000 at December 31, 2007.
(c) Other repurchase agreements included in short-term borrowings at December 31, 2008 and December 31, 2007 consist of a three-year adjustable-rate repurchase agreement issued in April 2007. For the first year, the rate adjusted quarterly to the three-month LIBOR less 50 basis points; at December 31, 2007, the rate was 4.57%. In April 2008, the issuer exercised its option to convert the repurchase agreement to a fixed rate of 4.74% and retains the option to put it quarterly prior to the April 2010 scheduled maturity.
The terms and collateral related to repurchase agreements are described under the “Long-term Borrowings” section of this note.

LONG-TERM BORROWINGS
Long-term borrowings are as follows:

	At December 31,
(In Thousands)	2008	2007
FHLB-Pittsburgh borrowings (d)	$144,426	$164,954
Repurchase agreements (e)	92,500	94,500

Total long-term borrowings	$236,926	$259,454

(d) Long-term borrowings from FHLB-Pittsburgh are as follows:

	At December 31,
(In Thousands)	2008	2007
Loans matured in 2008 with rates ranging from 2.97% to 5.09%	$0	$38,500
Loans maturing in 2009 with rates ranging from 3.60% to 4.96%	39,862	40,922
Loans assumed in acquisition maturing in 2010 with rates ranging from 4.87% to 4.95%	22,379	22,607
Other loans maturing in 2010 with rates ranging from 3.65% to 4.72%	25,000	20,000
Loans maturing in 2011 with rates ranging from 3.00% to 4.98%	15,000	5,000
Loans maturing in 2012 with rates ranging from 3.66% to 4.82%	23,566	23,583
Loans maturing in 2013 with rates ranging from 2.86% to 3.62%	4,518	0
Loan maturing in 2016 with a rate of 6.86%	342	373
Loans maturing in 2017 with rates ranging from 3.81% to 6.83%	10,045	10,048
Loans maturing in 2020 with rates ranging from 4.67% to 4.79%	2,405	2,561
Loan maturing in 2025 with a rate of 4.91%	1,309	1,360

Total long-term FHLB-Pittsburgh borrowings	$144,426	$164,954

The FHLB-Pittsburgh loan facilities are collateralized by qualifying securities and loans secured by real estate with a book value totaling $543,771,000 at December 31, 2008. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $8,581,000 at December 31, 2008 and $9,628,000 at December 31, 2007.
Included in long-term borrowings are advances from FHLB-Pittsburgh, which were assumed in the acquisition of Citizens Bancorp, Inc., with a book value of $22,379,000 as of December 31, 2008 and $22,607,000 as of December 31, 2007. These advances mature in 2010, have a notional amount totaling $22,000,000, and based on interest rates in effect at the acquisition date, were recorded at fair value of $22,753,000. The weighted-average contractual interest rate on these advances was 6.04% at December 31, 2008 and December 31, 2007. The weighted-average effective interest rate used to record interest expense on these advances in 2008 and 2007, which is reflected in the table above, was 4.91%.
(e) Repurchase agreements included in long-term borrowings are as follows:

	At December 31,
(In Thousands)	2008	2007
Agreements matured in 2008 with rates ranging from 3.00% to 3.60%	$0	$12,000
Agreements maturing in 2011 with rates ranging from 3.48% to 4.09%	7,500	2,500
Agreement maturing in 2013 with a rate of 3.13%	5,000	0
Agreements with embedded caps maturing in 2017 with rates ranging from 3.60% to 4.27%	80,000	80,000

Total long-term repurchase agreements	$92,500	$94,500

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
Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $120,940,000 at December 31, 2008 and $109,085,000 at December 31, 2007. Average daily repurchase agreement borrowings amounted to $99,492,000 in 2008, $31,040,000 in 2007, and $50,839,000 in 2006. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $99,500,000 in 2008, $99,500,000 in 2007 and $56,900,000 in 2006. The weighted average interest rate on repurchase agreements was 3.94% in 2008, 3.84% in 2007 and 3.49% in 2006.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
SECURITIES — Fair values for securities, excluding restricted equity securities, are based on quoted market prices or other methods as described in Note 5. The carrying value of restricted equity securities approximates fair value based on applicable redemption provisions.
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
DEPOSITS — The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2008 and 2007. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.
BORROWED FUNDS — The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.
ACCRUED INTEREST — The carrying amounts of accrued interest receivable and payable approximate fair values.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$24,028	$24,028	$31,661	$31,661
Trading securities	2,306	2,306	2,980	2,980
Available-for-sale securities	419,688	419,688	432,755	432,755
Held-to-maturity securities	406	426	409	429
Restricted equity securities	8,954	8,954	10,001	10,001
Loans, net	735,687	725,586	727,082	714,812
Accrued interest receivable	5,846	5,846	5,714	5,714

Financial liabilities:
Deposits	864,057	870,767	838,503	839,763
Short-term borrowings	48,547	47,653	40,678	39,541
Long-term borrowings	236,926	240,521	259,454	261,115
Accrued interest payable	956	956	1,085	1,085
13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS
DEFINED BENEFIT PLANS
The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at December 31, 2008 and December 31, 2007, and will not affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.
The Corporation’s defined benefit pension plan was frozen and terminated, effective December 31, 2007. In 2008, the Corporation funded and settled substantially all of its obligations under the Plan.
The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
	Benefits		Benefits
(In Thousands)	2008	2007	2008	2007
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$12,035	$12,147	$1,291	$1,185
Service cost	29	683	69	73
Interest cost	446	700	78	69
Plan participants’ contributions	0	0	130	242
Medicare Prescription Drug Subsidy receipts	0	0	0	24
Actuarial (gain) loss	(496)	1,612	0	(1)
Benefits paid	(495)	(564)	(190)	(301)
Reduction from pension plan curtailment	0	(2,543)	0	0
Funding and settlement of plan obligations	(11,519)	0	0	0

Benefit obligation at end of year	$0	$12,035	$1,378	$1,291

	2008	2007	2008	2007
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$11,428	$10,969	$0	$0
Actual return on plan assets	243	1,023	0	0
Employer contribution	343	0	60	59
Plan participants’ contributions	0	0	130	242
Benefits paid	(495)	(564)	(190)	(301)
Funding and settlement of plan obligations	(11,519)	0	0	0

Fair value of plan assets at end of year	$0	$11,428	$0	$0

Funded status at end of year	$0	$(607)	$(1,378)	$(1,291)

At December 31, 2008 and 2007, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:

	Pension:		Postretirement:
(In Thousands)	2008	2007	2008	2007
Accrued interest and other liabilities	$0	$607	$1,378	$1,291
At December 31, 2008 and 2007, the following items included in accumulated other comprehensive loss income had not been recognized as components of expense:

	Pension:		Postretirement:
(In Thousands)	2008	2007	2008	2007
Net transition (asset) obligation	$0	$(68)	$146	$182
Prior service cost	0	0	21	30
Net actuarial loss (gain)	0	489	(20)	(20)

Total	$0	$421	$147	$192

For the postretirement plan, there is no amortization of the net actuarial gain expected in 2009, and the estimated amount of transition obligation and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are $36,000 and $9,000, respectively.
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Pension:			Postretirement:
(In Thousands)	2008	2007	2006	2008	2007	2006
Service cost	$29	$683	$609	$69	$73	$64
Interest cost	446	700	629	78	69	61
Expected return on plan assets	(230)	(918)	(831)	0	0	0
Amortization of transition (asset) obligation	(17)	(23)	(23)	36	37	36
Amortization of prior service cost	0	8	8	9	2	2
Recognized net actuarial loss	0	45	70	0	0	0

Net periodic benefit cost, excluding effects of pension plan curtailment and settlement	228	495	462	192	181	163
Loss on effects of curtailment of pension plan	0	77	0	0	0	0
Gain on pension plan settlement	(71)	0	0	0	0	0

Total net periodic benefit cost	$157	$572	$462	$192	$181	$163

The weighted-average assumptions used to determine benefit obligations as of December 31, 2008 and 2007 are as follows:

	Pension		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rates used:
For all payment obligations, unless specified	(1)	N/A	6.00%	6.00%
Retired members — 1st 20 years	N/A	5.42%	N/A	N/A
Retired members — after 20 years	N/A	4.49%	N/A	N/A
Active and vested former members	4.77%	4.77%	N/A	N/A
Discount from estimated settlement date to December 31, 2007 (curtailment and termination date)	N/A	4.21%	N/A	N/A
Expected return on plan assets	2.75%	8.50%	N/A	N/A
Rate of compensation increase	0.00%	3.50%	N/A	N/A

(1)     The Corporation purchased annuities in September 2008 to fund and settle remaining Plan obligations to retired members.
Estimated future benefit payments for the postretirement plan, including only estimated employer contributions, which reflect expected future service, are as follows:

Postretirement
(In Thousands)	Benefits
2009	$75
2010	76
2011	80
2012	86
2013	93
2014-2018	551
PROFIT SHARING AND DEFERRED COMPENSATION PLANS
The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $574,000 in 2008, $514,000 in 2007 and $453,000 in 2006.
Through December 31, 2006, the profit sharing/401(k) Plan included an Employee Stock Ownership Plan (ESOP). As of January 1, 2007, the Corporation established an ESOP, with essentially all of the same features as the previous ESOP, except that it was removed from the profit sharing/401(k) Plan. The value of participants’ ESOP accounts, which were 100% vested as of December 31, 2006, were transferred from the profit sharing/401(k) Plan to the new ESOP. The Corporation makes contributions to the ESOP, and the ESOP uses these funds to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2008 and 2007, there were no shares allocated for repurchase by the ESOP.
Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share — basic and diluted. The ESOP held 272,499 shares of Corporation stock at December 31, 2008 and 281,931 shares at December 31, 2007, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP (including contributions for 2006 to the ESOP portion of the profit sharing/401(k) Plan) totaled $457,000 in 2008, $266,000 in 2007 and $504,000 in 2006.
The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers’ supplemental deferred compensation were $97,000 in 2008, $68,000 in 2007 and $60,000 in 2006.

STOCK-BASED COMPENSATION PLANS
The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000 and thereafter, except for 2006 when there were no awards, there have been annual awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000 and thereafter have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years. For restricted stock awards granted under the Stock Incentive Plan in 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. The Corporation met the ROAE target for the 2008 plan year, and accordingly, in January 2009, the participants vested in 1/3 of the restricted shares awarded in 2008. There are 498,030 shares are available for issuance under the Stock Incentive Plan as of December 31, 2008.
Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards vest ratably over 3 years. There are 76,729 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2008.
The Corporation records stock option expense based on estimated fair value calculated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Volatility	23%	23%	N/A
Expected option lives	9 Years	8 Years	N/A
Risk-free interest rate	4.05%	4.69%	N/A
Dividend yield	3.74%	3.61%	N/A
Management estimated the lives for options issued in 2008 and 2007 based on the Corporation’s average historical experience with both plans. The Corporation utilized its historical volatility and dividend yield over the immediately prior 9-year period to estimate future levels of volatility and dividend yield for the 2008 awards, and over the immediately prior 8-year period for the 2007 awards. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.
Total stock-based compensation expense is as follows:

	2008	2007	2006
Stock options	$209	$156	$0
Restricted stock	85	99	39

Total	$294	$255	$39

A summary of stock option activity is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	221,954	$21.76	197,182	$21.62	203,993	$21.51
Granted	83,257	$17.50	43,385	$22.33	0	$0.00
Exercised	(17,680)	$15.94	(4,958)	$18.02	(5,341)	$17.91
Forfeited	(9,910)	$23.11	(4,439)	$24.67	(420)	$27.00
Expired	(16,059)	$24.26	(9,216)	$22.08	(1,050)	$17.00

Outstanding, end of year	261,562	$20.59	221,954	$21.76	197,182	$21.62

Options exercisable at year-end	261,562	$20.59	221,954	$21.76	197,182	$21.62
Weighted-average fair value of options granted		$3.15		$4.46		N/A
Weighted-average fair value of options forfeited		$3.35		$3.24		$2.45
The weighted-average remaining contractual term of outstanding stock options at December 31, 2008 was 5.9 years. The aggregate intrinsic value of stock options outstanding at December 31, 2008 (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2008) was $319,000. The total intrinsic value of options exercised was $146,000 in 2008, $19,000 in 2007 and $30,000 in 2006.
The following summarizes non-vested stock options and restricted stock activity as of and for the year ended December 31, 2008:

	Stock Options			Weighted
		Weighted	Restricted	Average
	Weighted	Average	Stock	Grant Date
	Average	Fair	Number	Fair
	Number	Value	of Shares	Value
Outstanding, December 31, 2007	0		7,746	$23.08
Granted	83,257	$3.15	5,062	$17.50
Vested	(81,067)	$3.15	(3,415)	$24.05
Forfeited	(2,190)	$3.15	(688)	$20.05

Outstanding, December 31, 2008	0		8,705	$19.69

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. As of December 31, 2008, there was $48,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.2 years.
Effective January 5, 2009, the Corporation granted options to purchase a total of 79,162 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $19.88 per share, which was the market price at the date of grant, as determined under the Plans. The Corporation has not yet determined the amount of stock option-related compensation expense expected to be recognized in 2009 from these awards; however, based on a preliminary estimated fair value of $3.15 per share, total compensation expense in 2009 would be approximately $249,000. Management expects to use the Black-Scholes option-pricing model to measure compensation cost for these options. Also, effective January 5, 2009, the Corporation awarded a total of 3,950 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Total estimated restricted stock expense for 2009 is $87,000. The stock options and restricted stock awards made in January 2009 are not included in the tables above.
The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2008. Based on the number of shares currently held in treasury stock as of December 31, 2008, and the historical volumes of stock options exercised, management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2009.

14. INCOME TAXES
The following temporary differences gave rise to the net deferred tax asset at December 31, 2008 and 2007:

(In Thousands)	2008	2007
Deferred tax assets:
Unrealized holding losses on securities	$(11,899)	$(3,426)
Defined benefit plans — FASB 158	(52)	(214)
Net realized losses on securities	(3,014)	0
Allowance for loan losses	(2,725)	(3,050)
Credit for alternative minimum tax paid	0	(679)
Other deferred tax assets	(1,418)	(1,575)

Total	(19,108)	(8,944)

Deferred tax liabilities:
Bank premises and equipment	2,137	2,127
Core deposit intangibles	302	498
Net realized gains on securities	0	200
Other deferred tax liabilities	280	188

Total	2,719	3,013

Deferred tax asset, net	$(16,389)	$(5,931)

The provision for income taxes includes the following (in thousands):

	2008	2007	2006
Currently payable	$4,336	$2,471	$2,793
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in goodwill or other assets	130	193	290
Deferred	(2,147)	(21)	(311)

Total provision	$2,319	$2,643	$2,772

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Expected provision	$4,332	35.00%	$4,573	35.00%	$5,165	35.00%
Tax-exempt interest income	(1,643)	(13.27)	(1,443)	(11.04)	(1,821)	(12.34)
Nondeductible interest expense	182	1.47	182	1.39	220	1.49
Dividends received deduction	(206)	(1.66)	(221)	(1.69)	(253)	(1.71)
Increase in cash surrender value of life insurance	(265)	(2.14)	(252)	(1.93)	(221)	(1.50)
Employee stock option compensation	63	0.51	44	0.34	0	—
Other, net	(79)	(0.64)	(161)	(1.23)	(220)	(1.49)
Surtax exemption	(65)	(0.53)	(79)	(0.60)	(98)	(0.66)

Effective income tax provision	$2,319	18.73%	$2,643	20.23%	$2,772	18.78%

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns.

15. RELATED PARTY TRANSACTIONS
Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

	Beginning	New		Other	Ending
(In Thousands)	Balance	Loans	Repayments	Changes	Balance
14 directors, 6 executive officers 2008	$14,225	$249	$(1,808)	$198	$12,864
15 directors, 5 executive officers 2007	10,958	353	(2,271)	5,185	14,225
13 directors, 5 executive officers 2006	9,235	544	(2,651)	3,830	10,958
The above transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than normal risks of collectability. Other changes represent net increases in existing lines of credit and transfers in and out of the related party category.
Deposits from related parties held by the Corporation amounted to $4,639,000 at December 31, 2008 and $3,797,000 at December 31, 2007.
16. OFF-BALANCE SHEET RISK
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
Financial instruments whose contract amounts represent credit risk at December 31, 2008 and 2007 are as follows:

(In Thousands)	2008	2007
Commitments to extend credit	$154,387	$135,479
Standby letters of credit	32,536	32,398
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
Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, while others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2008 and 2007.

Standby letters of credit as of December 31, 2008 expire as follows:
(In Thousands)

(In Thousands)
Year of Expiration	Amount
2009	$23,159
2010	2,125
2011	266
2012	92
2013	0
Thereafter	6,894

Total	$32,536

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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and the Banks’ actual capital amounts and ratios are also presented in the following table:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$138,571	14.84%	$74,725	≥8%	n/a	n/a
C&N Bank	112,985	12.53%	72,126	≥8%	$90,158	≥10%
First State Bank	4,507	24.00%	1,503	≥8%	1,878	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	130,714	13.99%	37,362	≥4%	n/a	n/a
C&N Bank	105,301	11.68%	36,063	≥4%	54,095	≥6%
First State Bank	4,334	23.08%	751	≥4%	1,127	≥6%
Tier 1 capital to average assets:
Consolidated	130,714	10.12%	51,675	≥4%	n/a	n/a
C&N Bank	105,301	8.51%	49,492	≥4%	61,866	≥5%
First State Bank	4,334	9.75%	1,778	≥4%	2,223	≥5%

December 31, 2007:
Total capital to risk-weighted assets:
Consolidated	$140,423	16.52%	$68,020	≥8%	n/a	n/a
C&N Bank	112,965	13.90%	65,017	≥8%	$81,272	≥10%
First State Bank	4,417	19.82%	1,783	≥8%	2,229	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	131,428	15.46%	34,010	≥4%	n/a	n/a
C&N Bank	104,297	12.83%	32,509	≥4%	48,763	≥6%
First State Bank	4,138	18.57%	892	≥4%	1,337	≥6%
Tier 1 capital to average assets:
Consolidated	131,428	10.91%	48,164	≥4%	n/a	n/a
C&N Bank	104,297	9.08%	45,927	≥4%	57,409	≥5%
First State Bank	4,138	9.54%	1,734	≥4%	2,168	≥5%
Banking regulators limit the amount of dividends that may be paid by the Banks to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $91,044,000 at December 31, 2008, subject to the minimum capital ratio requirements noted above.
Restrictions imposed by federal law prohibit the Corporation from borrowing from the Banks unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Banks’ tangible stockholder’s equity (excluding accumulated other comprehensive income) or $11,005,000 at December 31, 2008.

19. PARENT COMPANY ONLY
The following is condensed financial information for Citizens & Northern Corporation:

	December 31,
(In Thousands)	2008	2007
CONDENSED BALANCE SHEET
ASSETS
Cash	$69	$330
Investment in subsidiaries:
Citizens & Northern Bank	94,278	107,705
Citizens & Northern Investment Corporation	19,814	22,013
Canisteo Valley Corporation	7,451	7,172
Bucktail Life Insurance Company	2,626	2,668
Other assets	23	38

TOTAL ASSETS	$124,261	$139,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividends payable	$2,147	$2,134
Other liabilities	88	11
Stockholders’ equity	122,026	137,781

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,261	$139,926

CONDENSED INCOME STATEMENT

(In Thousands)	2008	2007	2006
Dividends from Citizens & Northern Bank	$8,984	$5,885	$8,832
Dividends from non-bank subsidiaries	401	3,417	1,105
Other dividend income and security gains	0	0	1
Expenses	(163)	(121)	(131)

Income before equity in undistributed income of subsidiaries	9,222	9,181	9,807
Equity in undistributed income of subsidiaries	837	1,243	2,179

NET INCOME	$10,059	$10,424	$11,986

CONDENSED STATEMENT OF CASH FLOWS

(In Thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,059	$10,424	$11,986
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(837)	(1,243)	(2,179)
Dividend of security from nonbank subsidiary	0	(471)	0
Amortization of restricted stock	0	11	39
Decrease (increase) in other assets	15	45	(2)
Increase in other liabilities	77	11	27

Net Cash Provided by Operating Activities	9,314	8,777	9,871

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	220	89	89
Tax benefit from compensation plans, net	18	89	106
Stock issuance costs	0	(4)	0
Purchase of treasury stock	(2,135)	(949)	(2,274)
Dividends paid	(7,678)	(8,248)	(7,945)

Net Cash Used in Financing Activities	(9,575)	(9,023)	(10,024)

DECREASE IN CASH AND CASH EQUIVALENTS	(261)	(246)	(153)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	330	576	729

CASH AND CASH EQUIVALENTS, END OF YEAR	$69	$330	$576

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)
The following table presents summarized quarterly financial data for 2008 and 2007:

		2008 Quarter Ended
(In Thousands, Except Per Share Data)	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$18,700	$18,373	$18,575	$18,589
Interest expense	8,656	7,724	7,474	7,195

Interest margin	10,044	10,649	11,101	11,394
Provision (credit) for loan losses	904	(376)	141	240

Interest margin after provision for loan losses	9,140	11,025	10,960	11,154
Other income	3,487	3,155	3,062	3,179
Net (losses) on available-for-sale securities	(110)	(867)	(4,483)	(3,878)
Other expenses	8,464	8,257	8,736	7,989

Income before income tax provision	4,053	5,056	803	2,466
Income tax provision (credit)	937	1,303	(209)	288

Net income	$3,116	$3,753	$1,012	$2,178

Net income per share – basic	$0.35	$0.42	$0.11	$0.24

Net income per share – diluted	$0.35	$0.42	$0.11	$0.24

	2007 Quarter Ended
(In Thousands, Except Per Share Data)	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$16,243	$17,692	$18,058	$18,228
Interest expense	8,000	8,679	8,551	8,679

Interest margin	8,243	9,013	9,507	9,549
Provision for loan losses	229	0	0	300

Interest margin after provision for loan losses	8,014	9,013	9,507	9,249
Other income	2,088	2,644	2,877	2,831
Net gains (losses) on available-for-sale securities	1,161	(1,172)	(68)	206
Other expenses	8,247	8,189	8,691	8,156

Income before income tax provision	3,016	2,296	3,625	4,130
Income tax provision	558	360	777	948

Net income	$2,458	$1,936	$2,848	$3,182

Net income per share — basic	$0.29	$0.22	$0.32	$0.35

Net income per share — diluted	$0.29	$0.22	$0.32	$0.35

21. SUBSEQUENT EVENT — ISSUANCE OF PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM
On January 16, 2009, the Corporation issued 26,440 shares of Series A Preferred Stock (“Preferred Stock”) and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share. The Corporation sold the Preferred Stock and Warrant to the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “Program”) for an aggregate price of $26,440,000. In 2009, the Corporation will record issuance of the Preferred Stock and Warrant as increases in stockholders’ equity. For accounting purposes, proceeds from the transaction, net of direct issuance costs, will be allocated between the Preferred Stock and the Warrant based on their respective fair values, and the difference between the estimated fair value and the contractual value of the Preferred Stock will be recorded as expense over an estimated period of 3 to 5 years using an effective yield calculation. The Corporation has not yet completed the calculations of fair value of the Preferred Stock and the Warrant, nor determined the related amount of expense to be recorded in 2009. The Preferred Stock and Warrant qualify as Tier 1 capital for regulatory purposes.
The Preferred Stock has no maturity date. The Preferred Stock has a par value of $1,000 per share and a liquidation preference amount of $1,000 per share. The Preferred Stock will pay a cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. The dividend will be payable quarterly in arrears. The Treasury may transfer the Preferred Stock to a third party at any time. The American Recovery and Reinvestment Act of 2009, which became effective in February 2009, included a change to the Program that permits the Corporation to redeem the Preferred Stock at any time, subject to approval of banking regulators, for a price equal to the original issue price plus any accrued but unpaid dividends. If the Corporation were to redeem all the outstanding shares of Preferred Stock by December 31, 2009, 50% of the common shares issuable pursuant to the Warrant would be cancelled.
The shares of Preferred Stock are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Stock, (ii) any amendment to the rights of the shares of Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock. If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect 2 directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.
Pursuant to participation in the Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the Preferred Stock must be fully paid; and (2) consent of the Treasury is required for any increase in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the Preferred Stock in whole or the Treasury has transferred all of the Preferred Stock to third parties. Also, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the Preferred Stock in whole or the Treasury has transferred all of the Preferred Stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.
The Warrant was immediately exercisable and has a term of 10 years. The number of common shares that could be acquired upon exercise was based on 15% of the total proceeds, with the exercise price determined using the average market price of the Corporation’s common stock for the 20 trading days immediately prior to issuance. The Warrant is not subject to restrictions on transfer, except that Treasury may only transfer or exercise the Warrant with respect to one-half of the shares underlying the Warrant prior to the earlier of (i) the date on which the Corporation has received proceeds of at least $26,440,000 from a qualifying equity offering of Tier 1 perpetual preferred stock or common stock and (ii) December 31, 2009. Treasury has agreed that it will not vote any of the shares of common stock that it acquires upon exercise of the Warrant. This does not apply to any other person who acquires from Treasury any portion of the Warrant, or the shares of common stock underlying the Warrant.

]

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors of Citizens & Northern Corporation:
We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Citizens & Northern Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion.
/s/ Parente Randolph, LLC
Williamsport, Pennsylvania
March 6, 2009

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
The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2008, the Corporation’s internal control over financial reporting was effective.
Parente Randolph, LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2008. That report appears below.

March 6, 2009	By:	/s/ Craig G. Litchfield
Date	Chairman, President and Chief Executive Officer

March 6, 2009	By:	/s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm
Stockholders and Board of Directors of Citizens & Northern Corporation:
We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation, and our report dated March 6, 2009 expressed an unqualified opinion.
Parente Randolph, LLC /s/
Williamsport, Pennsylvania
March 6, 2009

ITEM 9B. OTHER INFORMATION
There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2008 that was not disclosed.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 — Election of Directors,” “Corporation’s and C&N Bank’s Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Director Committees and Attendance,” “Director Compensation,” and “Stockholder Proposals” of the Corporation’s proxy statement dated March 12, 2009 for the annual meeting of stockholders to be held on April 21, 2009.
The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)
ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-end,” “Options Exercised and Stock Vested,” “Pension Benefits,” “401(k) Savings Plan/ESOP,” and “Change in Control Agreements” of the Corporation’s proxy statement dated March 12, 2009 for the annual meeting of stockholders to be held on April 21, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Security Ownership of Management” of the Corporation’s proxy statement dated March 12, 2009 for the annual meeting of stockholders to be held on April 21, 2009.
“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning loans and deposits with Directors and Executive Officers is provided in Note 17 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the caption “Certain Transactions,” “Proposal 1 — Election of Directors” and “Board of Director Committees and Attendance” of the Corporation’s proxy statement dated March 12, 2009 for the annual meeting of stockholders to be held on April 21, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning services provided by the Corporation’s independent auditors, Parente Randolph, LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Audit Committee” of the Corporation’s proxy statement dated March 12, 2009 for the annual meeting of stockholders to be held on April 21, 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	72

Financial Statements:
Consolidated Balance Sheet — December 31, 2008 and 2007	36
Consolidated Statement of Income — Years Ended December 31, 2008, 2007 and 2006	37
Consolidated Statement of Changes in Stockholders’ Equity - Years Ended December 31, 2008, 2007 and 2006	38 - 39
Consolidated Statement of Cash Flows — Years Ended December 31, 2008, 2007 and 2006	40 - 41
Notes to Consolidated Financial Statements	42 - 71
(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.
(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Filed herewith

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation’s Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders, including indentures

4.1 Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed January 22, 2009

4.2 Form of Preferred Stock Certificate	Incorporated by reference to Exhibit 4.1 of the
Corporation’s Form 8-K filed January 22, 2009

4.3 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of the
Corporation’s Form 8-K filed January 22, 2009

9. Voting trust agreement	Not applicable

10. Material contracts:

10.1 Letter agreement dated January 16, 2009 with the U.S. Department of the Treasury, including Securities Purchase Agreement — Standard Terms	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed January 22, 2009

10.2 Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program	Incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed January 22, 2009

     10.3 Form of Stock Option and Restricted Stock agreement dated January 3, 2008 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan
Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed on May 6, 2008

10.4 Form of Stock Option agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Corporation’s Form 10-Q filed on May 6, 2008

10.5 Form of Restricted Stock agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed on May 6, 2008

     10.6 Employment agreement dated December 30, 2002 between Citizens Bancorp, Inc. and Charles H. Updegraff, Jr. (assumed by the Corporation in the merger between the Corporation and Citizens Bancorp, Inc. effective May 1, 2007)
Incorporated by reference to Exhibit 10.3 filed with the Corporation’s Form 10-K on February 29, 2008

10.7 Notice of termination of automatic renewal of employment agreement between the Corporation and Charles H. Updegraff, Jr. dated October 9, 2007	Incorporated by reference to Exhibit 10.4 filed with the Corporation’s Form 10-K on February 29, 2008

10.8 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-K on March 11, 2005

10.9 Change in Control Agreement dated April 15, 2008 between the Corporation and George M. Raup	Filed herewith

10.10 Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-K on March 3, 2006

10.11 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 11, 2005

10.12 Change in Control Agreement dated December 31, 2003 between the Corporation and Craig G. Litchfield	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 10-K on March 10, 2004

10.13 Change in Control Agreement dated December 31, 2003 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with the Corporation’s Form 10-K on March 10, 2004

10.14 Change in Control Agreement dated December 31, 2003 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with the Corporation’s Form 10-K on March 10, 2004

10.15 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.16 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation’s Form 10-K on March 10, 2004

10.17 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation’s Form 10-K on March 10, 2004

10.18 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation’s Form 10-K on March 10, 2004

10.19 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation’s proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.20 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation’s proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.21 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Filed herewith

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 3
to the Consolidated Financial Statements,
which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics	The Code of Ethics is available through the
Corporation’s website at www.cnbankpa.com.
To access the Code of Ethics, click on
“Shareholder News,” followed by “Corporate
Governance Policies” and “Code of Ethics.”

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 12, 2009	Filed herewith

100. XBRL-related documents	Not applicable
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

By: /s/ Craig G. Litchfield Craig G. Litchfield
Chairman, President and Chief Executive Officer

Date: March 6, 2009

By: /s/ Mark A. Hughes Treasurer and Principal Accounting Officer

Date: March 6, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS
/s/	Dennis F. Beardslee	/s/	Craig G. Litchfield
	Dennis F. Beardslee		Craig G. Litchfield
	Date: March 6, 2009		Date: March 6, 2009

/s/	R. Robert DeCamp	/s/	Raymond R. Mattie
	R. Robert DeCamp		Raymond R. Mattie
	Date: March 6, 2009		Date: March 6, 2009

/s/	Jan E. Fisher	/s/	Edward H. Owlett, III
	Jan E. Fisher		Edward H. Owlett, III
	Date: March 6, 2009		Date: March 6, 2009

/s/	R. Bruce Haner	/s/	Leonard Simpson
	R. Bruce Haner		Leonard Simpson
	Date: March 6, 2009		Date: March 6, 2009

/s/	Susan E. Hartley	/s/	James E. Towner
	Susan E. Hartley		James E. Towner
	Date: March 6, 2009		Date: March 6, 2009

/s/	Leo F. Lambert	/s/	Ann M. Tyler
	Leo F. Lambert		Ann M. Tyler
	Date: March 6, 2009		Date: March 6, 2009

/s/	Edward L. Learn	/s/	Charles H. Updegraff, Jr.
	Edward L. Learn		Charles H. Updegraff, Jr.
	Date: March 6, 2009		Date: March 6, 2009