Form 10-Q
period 2009-03-31
CITIZENS & NORTHERN CORP
filed 2009-05-11
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)                          8,976,899 Shares Outstanding on May 1, 2009

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet — March 31, 2009 and December 31, 2008	Page 3

Consolidated Statement of Income — Three Months Ended March 31, 2009 and 2008	Page 4

Consolidated Statement of Cash Flows — Three Months Ended March 31, 2009 and 2008	Page 5

Consolidated Statement of Changes in Stockholders’ Equity- Three Months Ended March 31, 2009	Page 6

Notes to Consolidated Financial Statements	Pages 7 through 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 20 through 37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 37 through 40

Item 4. Controls and Procedures	Page 40

Part II. Other Information	Pages 41 through 43

Signatures	Page 43

Exhibit 10. Material Contracts	Pages 44 through 50

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 51

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 52

Exhibit 32. Section 1350 Certifications	Page 53
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
(In Thousands Except Share Data)	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$15,775	$18,105
Interest-bearing	38,475	5,923

Total cash and cash equivalents	54,250	24,028
Trading securities	2,685	2,306
Available-for-sale securities	418,428	419,688
Held-to-maturity securities	405	406
Loans, net	723,388	735,687
Bank-owned life insurance	22,448	22,297
Accrued interest receivable	5,755	5,846
Bank premises and equipment, net	25,554	25,909
Foreclosed assets held for sale	1,057	298
Intangible asset — Core deposit intangibles	746	826
Intangible asset — Goodwill	11,942	12,014
Other assets	38,266	32,332

TOTAL ASSETS	$1,304,924	$1,281,637

LIABILITIES
Deposits:
Noninterest-bearing	$127,898	$124,922
Interest-bearing	746,108	739,135

Total deposits	874,006	864,057
Dividends payable	2,320	2,147
Short-term borrowings	41,769	48,547
Long-term borrowings	236,453	236,926
Accrued interest and other liabilities	9,230	7,934

TOTAL LIABILITIES	1,163,778	1,159,611

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; 26,440 shares issued at March 31, 2009 and no shares issued at December 31, 2008	25,622	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2009 and 2008; issued 9,284,148 in 2009 and 2008	9,284	9,284
Paid-in capital	45,294	44,308
Retained earnings	90,745	97,757
Unamortized stock compensation	(104)	(48)
Treasury stock, at cost; 323,152 shares at March 31, 2009 and 348,041 shares at December 31, 2008	(5,626)	(6,061)

Sub-total	165,215	145,240

Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities (including $7,856 at March 31, 2009 for which a portion of an other-than-temporary impairment loss has been recognized in earnings)	(23,816)	(23,120)
Defined benefit plans	(253)	(94)

Total accumulated other comprehensive loss	(24,069)	(23,214)

TOTAL STOCKHOLDERS’ EQUITY	141,146	122,026

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,304,924	$1,281,637

The accompanying notes are an integral part of these consolidated financial statements.
Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
CITIZENS & NORTHERN CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	3 Months Ended
	March 31,	March 31,
(In Thousands, Except Per Share Data) (Unaudited)	2009	2008
INTEREST INCOME
Interest and fees on loans	$11,357	$12,312
Interest on balances with depository institutions	1	13
Interest on loans to political subdivisions	393	365
Interest on federal funds sold	8	50
Interest on trading securities	23	33
Income from available-for-sale and held-to-maturity securities:
Taxable	4,654	4,991
Tax-exempt	936	703
Dividends	199	233

Total interest and dividend income	17,571	18,700

INTEREST EXPENSE
Interest on deposits	3,981	5,627
Interest on short-term borrowings	170	306
Interest on long-term borrowings	2,455	2,723

Total interest expense	6,606	8,656

Interest margin	10,965	10,044
(Credit) provision for loan losses	(173)	904

Interest margin after provision for loan losses	11,138	9,140

OTHER INCOME
Service charges on deposit accounts	1,047	946
Service charges and fees	190	174
Trust and financial management revenue	769	877
Insurance commissions, fees and premiums	81	72
Increase in cash surrender value of life insurance	151	198
Other operating income	528	1,220

Sub-total	2,766	3,487

Total other-than-temporary impairment losses on available- for-sale securities	(24,981)	(249)
Portion of loss recognized in other comprehensive loss (before taxes)	8,301	0

Net impairment losses recognized in earnings	(16,680)	(249)
Realized gains on available-for-sale securities, net	1	139

Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(16,679)	(110)

Total other (loss) income	(13,913)	3,377

OTHER EXPENSES
Salaries and wages	3,341	3,691
Pensions and other employee benefits	1,244	1,151
Occupancy expense, net	742	754
Furniture and equipment expense	674	648
Pennsylvania shares tax	318	292
Other operating expense	2,319	1,928

Total other expenses	8,638	8,464

(Loss) income before income tax (credit) provision	(11,413)	4,053
Income tax (credit) provision	(4,388)	937

Net (loss) income	(7,025)	3,116
U.S. Treasury preferred dividends	309	0

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(7,334)	$3,116

PER SHARE DATA:
Net (loss) income per average common share — basic	$(0.82)	$0.35
Net (loss) income per average common share — diluted	$(0.82)	$0.35
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statements of Cash Flows

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,025)	$3,116
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Credit) provision for loan losses	(173)	904
Net impairment losses realized in earnings and gains on available-for-sale securities	16,679	110
Gain on sale of foreclosed assets, net	(1)	(34)
Depreciation expense	713	719
Loss on disposition of premises and equipment	10	0
Accretion and amortization on securities, net	(50)	119
Accretion and amortization on loans, deposits and borrowings, net	(81)	(104)
Increase in cash surrender value of life insurance	(151)	(198)
Stock-based compensation	190	142
Amortization of core deposit intangibles	80	138
Deferred income taxes	(5,615)	(77)
Net increase in trading securities	(379)	(2,370)
Increase in accrued interest receivable and other assets	(1,050)	(2,046)
(Decrease) increase in accrued interest payable and other liabilities	(950)	1,055

Net Cash Provided by Operating Activities	2,197	1,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	1	1
Proceeds from sales of available-for-sale securities	6,430	6,692
Proceeds from calls and maturities of available-for-sale securities	14,224	18,431
Purchase of available-for-sale securities	(31,369)	(25,463)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4)	(283)
Redemption of Federal Home Loan Bank of Pittsburgh stock	0	1,164
Net decrease in loans	11,586	5,144
Purchase of premises and equipment	(368)	(283)
Return of principal on limited partnership investment	13	9
Proceeds from sale of foreclosed assets	187	259

Net Cash Provided by Investing Activities	700	5,671

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,913	4,372
Net (decrease) increase in short-term borrowings	(6,778)	1,217
Proceeds from long-term borrowings	0	10,000
Repayments of long-term borrowings	(415)	(14,325)
Purchase of treasury stock	0	(440)
Issuance of US Treasury preferred stock and warrant	26,409	0
Sale of treasury stock	13	0
Tax benefit from compensation plans	92	0
US Treasury preferred dividends paid	(106)	0
Common dividends paid	(1,803)	(2,151)

Net Cash Provided by (Used in) Financing Activities	27,325	(1,327)

INCREASE IN CASH AND CASH EQUIVALENTS	30,222	5,818
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,028	31,661

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,250	$37,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$945	$163
Interest paid	$6,503	$8,731
Income taxes paid	$0	$362
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Consolidated Statement of Changes
in Stockholders’ Equity

					Accumulated
					Other	Unamortized
	Preferred	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
(In Thousands Except Per Share Data)	Stock	Stock	Capital	Earnings	Loss	Compensation	Stock	Total

Balance, December 31, 2008	$0	$9,284	$44,308	$97,757	$(23,214)	$(48)	$(6,061)	$122,026
Comprehensive (loss) income:
Net loss				(7,025)				(7,025)
Unrealized gain on securities, net of reclassification and tax (including unrealized loss, net of tax, of $5,479 on securities for which an other-than-temporary impairment loss has been recognized)					1,682			1,682
Change in value of FASB 158 adjustment to equity					(159)			(159)

Total comprehensive loss								(5,502)

Reclassify non-credit portion of other- than-temporary impairment losses recognized in prior period				2,378	(2,378)			0
Issuance of U.S. Treasury preferred stock	25,588		821					26,409
Accretion of discount associated with U.S. Treasury preferred stock	34			(34)				0
Cash dividends on U.S. Treasury preferred stock				(275)				(275)
Cash dividends declared on common stock, $.24 per share				(2,148)				(2,148)
Shares issued for dividend reinvestment plan			(11)				352	341
Shares issued from treasury related to exercise of stock options			(3)				16	13
Restricted stock granted			10			(79)	69	0
Forfeiture of restricted stock			(1)			3	(2)	0
Stock-based compensation expense			170			20		190
Tax benefit from employee benefit plan				92				92

Balance, March 31, 2009	$25,622	$9,284	$45,294	$90,745	$(24,069)	$(104)	$(5,626)	$141,146

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Notes to Consolidated Financial Statements
1. BASIS OF INTERIM PRESENTATION
The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2008, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders’ equity for the interim periods. Certain 2008 information has been reclassified for consistency with the 2009 presentation.
Results reported for the three months ended March 31, 2009 might not be indicative of the results for the year ending December 31, 2009.
This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.
2. CHANGES IN ACCOUNTING PRINCIPLES
As of January 1, 2009, the Corporation adopted the following new accounting pronouncements:
•	FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends other-than-temporary impairment (OTTI) accounting guidance for debt securities, requires new disclosures and changes the presentation and amount of OTTI recognized in the income statement. The FSP requires impairment of debt securities be separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The total OTTI is presented in the income statement with an offset for the amount of total OTTI recognized in other comprehensive income. As required, the Corporation recognized the cumulative effect of adopting this FSP as an increase in retained earnings of $2,378,000, and a decrease in accumulated other comprehensive loss of the same amount, as of January 1, 2009. For the three-month period ended March 31, 2009, the effect of adopting this FSP was to reduce impairment losses recognized in earnings by $8,301,000, and reduce the income tax provision by $2,822,000, resulting in an increase in net income of $5,479,000, or $0.61 per average common share. Disclosures required by this FSP are provided in Note 6 to the Consolidated Financial Statements.

•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. There were no changes in the Corporation’s valuation techniques or their application that resulted from adoption of this FSP. The FSP amends the disclosure requirements of FASB Statement No. 157 to require the Corporation to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs during the period. Further, the FSP requires presentation of information concerning securities in more detailed “major security types” than had been required in the past. Disclosures required by this FSP are provided in Note 5 to the Consolidated Financial Statements.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Values of Financial Instruments” requires the Corporation to provide disclosures each quarter that had previously been required only on an annual basis, about the fair value of financial instruments. The required disclosures are provided in Note 7 to the Consolidated Financial Statements.
3. PER COMMON SHARE DATA
Basic net (loss) income per average common share represents income available to common shareholders divided by the weighted-average number of shares of common stock outstanding. As shown in the table that follows, diluted net income per common share for the three months ended March 31, 2008 was computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of common shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation’s common stock during the period. For the three months ended March 31, 2009,

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
outstanding stock options and the warrant (issued in January 2009) are anti-dilutive, and are therefore excluded in determining diluted loss per common share.

		Weighted-
		Average	Earnings
	Net	Common	Per
Quarter Ended March 31, 2009	Income	Shares	Share
Earnings per common share — basic and diluted	$(7,334,000)	8,956,076	$(0.82)

Quarter Ended March 31, 2008
Earnings per common share — basic	$3,116,000	8,974,407	$0.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		148,788
Hypothetical share repurchase at $19.31		(131,868)

Earnings per common share — diluted	$3,116,000	8,991,327	$0.35

4. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income is the total of (1) net (loss) income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of comprehensive (loss) income, and the related tax effects, are as follows:

	3 Months Ended
	March 31,
(In Thousands)	2009	2008
Net (loss) income	$(7,025)	$3,116
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	(14,130)	(9,743)
Reclassification adjustment for losses realized in income	16,679	110

Other comprehensive gain (loss) before income tax	2,549	(9,633)
Income tax related to other comprehensive gain (loss)	867	(3,275)

Other comprehensive gain (loss) on available-for-sale securities	1,682	(6,358)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive loss	(253)	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	12	5

Other comprehensive (loss) gain before income tax	(241)	5
Income tax related to other comprehensive (loss) gain	(82)	1

Other comprehensive (loss) gain on unfunded retirement obligations	(159)	4

Net other comprehensive gain (loss)	1,523	(6,354)

Total comprehensive loss	$(5,502)	$(3,238)

In the three-month period ended March 31, 2009, the Corporation recognized other comprehensive loss of $8,301,000 before income tax, or $5,479,000 after income tax, related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
At March 31, 2009, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		March 31, 2009
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$16,048	$0	$16,048
Obligations of states and political subdivisions	14,882	71,976	0	86,858
Mortgage-backed securities	0	178,423	0	178,423
Collateralized mortgage obligations	0	64,012	0	64,012
Corporate bonds	0	1,069	0	1,069
Trust preferred securities issued by individual institutions	0	6,793	0	6,793
Collateralized debt obligations:
Pooled trust preferred securities — senior tranches	0	0	8,347	8,347
Pooled trust preferred securities — mezzanine tranches	0	0	41,486	41,486
Other collateralized debt obligations	0	692	0	692

Total debt securities	14,882	339,013	49,833	403,728
Marketable equity securities	14,700	0	0	14,700

Total available-for-sale securities	29,582	339,013	49,833	418,428

TRADING SECURITIES,
Obligations of states and political subdivisions	1,000	1,685	0	2,685

Total	$30,582	$340,698	$49,833	$421,113

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Management determined there were virtually no trades of pooled trust-preferred securities in the second half of 2008 or the first quarter of 2009, except for a limited number of transactions that took place as a result of bankruptcies, forced liquidations or similar circumstances. Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs. Accordingly, in the third quarter of 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows.
At March 31, 2009, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security. Management used the cash flow estimates for each security determined using the process described in Note 6. Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. In establishing the discount rates, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates (3-month LIBOR, for most of the Corporation’s securities) over corresponding risk-free rates (3-month U.S. Treasury Bill, for most of the Corporation’s securities) in 2009; and (3) an additional adjustment — an increase of 2% in the discount rate — for liquidity risk. Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.
Following is a reconciliation of activity for assets (pooled trust-preferred securities) measured at fair value based on significant unobservable information:

	3 Months Ended
	Mar. 31,	Mar. 31,
	2009	2008
	(Current)	(Prior Year)
Balance, beginning of period	$58,914	$0
Transfers	0	0
Purchases, issuances and settlements	113	0
Realized (loss) on security deemed worthless	(335)	0
Unrealized (losses) included in earnings	(11,105)	0
Unrealized gains included in other comprehensive income	2,246	0

Balance, end of period	$49,833	$0

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 6, and are included in net impairment losses recognized in earnings in the consolidated statement of income.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
6. SECURITIES
The Corporation’s trading assets at March 31, 2009 and December 31, 2008 were composed exclusively of municipal bonds. Gains and losses from trading activities are included in other operating income in the consolidated statement of income as follows (in thousands):

	3 Months Ended
	Mar. 31,	Mar. 31,
	2009	2008
	(Current)	(Prior Year)
Gross realized gains	$40	$35
Gross realized losses	0	0
Net change in unrealized gains/losses	(57)	(16)

Net (losses) gains	$(17)	$19

Income tax (credit) provision related to net losses	$(6)	$6

Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2009 and December 31, 2008 are summarized as follows:

		March 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$548	$0	$16,048
Obligations of states and political subdivisions	95,303	181	(8,626)	86,858
Mortgage-backed securities	174,032	4,407	(16)	178,423
Collateralized mortgage obligations	67,584	339	(3,911)	64,012
Corporate bonds	1,000	69	0	1,069
Trust preferred securities issued by individual institutions	10,383	0	(3,590)	6,793
Collateralized debt obligations:
Pooled trust preferred securities — senior tranches	11,926	0	(3,579)	8,347
Pooled trust preferred securities — mezzanine tranches	63,113	0	(21,627)	41,486
Other collateralized debt obligations	692	0	0	692

Total debt securities	439,533	5,544	(41,349)	403,728
Marketable equity securities	14,973	807	(1,080)	14,700

Total	$454,506	$6,351	$(42,429)	$418,428

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$303	$12	$0	$315
Obligations of other U.S. Government agencies	100	3	0	103
Mortgage-backed securities	2	0	0	2

Total	$405	$15	$0	$420

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

		December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$701	$0	$16,201
Obligations of states and political subdivisions	80,838	197	(6,812)	74,223
Mortgage-backed securities	171,453	2,632	(229)	173,856
Collateralized mortgage obligations	70,619	187	(2,572)	68,234
Corporate bonds	1,000	117	0	1,117
Trust preferred securities issued by individual institutions	10,436	0	(2,835)	7,601
Collateralized debt obligations:
Pooled trust preferred securities — senior tranches	11,938	0	(3,296)	8,642
Pooled trust preferred securities — mezzanine tranches	70,826	0	(20,554)	50,272
Other collateralized debt obligations	692	0	0	692

Total debt securities	433,302	3,834	(36,298)	400,838
Marketable equity securities	21,405	1,918	(4,473)	18,850

Total	$454,707	$5,752	$(40,771)	$419,688

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$304	$16	$0	$320
Obligations of other U.S. Government agencies	100	4	0	104
Mortgage-backed securities	2	0	0	2

Total	$406	$20	$0	$426

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and December 31, 2008.
March 31, 2009

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$0	$0	$0	$0	$0
Obligations of states and political subdivisions	31,847	(2,837)	30,270	(5,789)	62,117	(8,626)
Mortgage-backed securities	1,434	(3)	3,439	(13)	4,873	(16)
Collateralized mortgage obligations	6,812	(1,299)	32,893	(2,612)	39,705	(3,911)
Corporate bonds	0	0	0	0	0	0
Trust preferred securities issued by individual institutions	3,240	(1,770)	3,553	(1,820)	6,793	(3,590)
Collateralized debt obligations:
Pooled trust preferred securities — senior tranches	8,347	(3,579)	0	0	8,347	(3,579)
Pooled trust preferred securities — mezzanine tranches	0	0	41,486	(21,627)	41,486	(21,627)
Other collateralized debt obligations	0	0	0	0	0	0

Total debt securities	51,680	(9,488)	111,641	(31,861)	163,321	(41,349)
Marketable equity securities	1,001	(422)	869	(658)	1,870	(1,080)

Total temporarily impaired available-for-sale securities	$52,681	$(9,910)	$112,510	$(32,519)	$165,191	$(42,429)

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
December 31, 2008

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$0	$0	$0	$0	$0
Obligations of states and political subdivisions	29,867	(3,202)	26,679	(3,610)	56,546	(6,812)
Mortgage-backed securities	21,746	(137)	6,713	(92)	28,459	(229)
Collateralized mortgage obligations	26,117	(1,054)	17,644	(1,518)	43,761	(2,572)
Corporate bonds	0	0	0	0	0	0
Trust preferred securities issued by individual institutions	3,810	(1,201)	3,791	(1,634)	7,601	(2,835)
Collateralized debt obligations:
Pooled trust preferred securities — senior tranches	8,642	(3,296)	0	0	8,642	(3,296)
Pooled trust preferred securities — mezzanine tranches	0	0	41,911	(20,554)	41,911	(20,554)
Other collateralized debt obligations	0	0	0	0	0	0

Total debt securities	90,182	(8,890)	96,738	(27,408)	186,920	(36,298)
Marketable equity securities	4,062	(1,080)	6,407	(3,393)	10,469	(4,473)

Total temporarily impaired available-for-sale securities	$94,244	$(9,970)	$103,145	$(30,801)	$197,389	$(40,771)

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. The Corporation recognized net impairment losses in earnings, as follows:

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2009	2008
Pooled trust preferred securities — mezzanine tranches	$(11,105)	$0
Marketable equity securities (bank stocks)	(5,575)	(249)

Net impairment losses recognized in earnings	$(16,680)	$(249)

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2009 is provided below.
Debt Securities
In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities at March 31, 2009 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007, all of 2008 and the first quarter of 2009. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to pooled trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers.
At March 31, 2009, management performed an assessment for possible OTTI of the Corporation’s investments in state and political subdivisions, collateralized mortgage obligations and trust preferred securities issued by individual issuers (banking companies) on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities at March 31, 2009 to be temporary.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks. The Corporation’s investments in pooled trust-preferred securities are each made up of 30 or more companies with geographic and size diversification. Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts.
All of the Corporation’s pooled trust-preferred securities were deemed investment grade by Moody’s and/or Fitch when they were purchased; however, all of the rated securities have been downgraded by Moody’s and by Fitch. As of March 31, 2009, the Corporation’s investment in a senior tranche security has an investment grade rating; however, all the mezzanine tranche securities have ratings several levels below investment grade or are not rated. In 2008 and the first quarter 2009, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted. Trust-preferred securities are structured so that the issuers pay more interest into the trusts than would be required for pass through to the investors in the rated notes (such as the Corporation), with the excess used to cover administrative and other expenses, and to provide a cushion for some protection against the risk of loss for investors in the rated notes.
As of March 31, 2009, management evaluated the pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers. In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service. Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable rate pooled trust-preferred securities) based on the applicable forward curve. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.
For the senior tranche security with an amortized cost of $11,926,000, and for seven of the mezzanine tranche securities with an aggregate amortized cost of $27,375,000, the present value at March 31, 2009 determined based on estimated cash flows had not declined from management’s previous assumptions used to determine book value, and accordingly, impairment was deemed temporary. However, for thirteen of the securities, the present values declined, including one security which was deemed worthless and written off in the amount of $335,000. For the remaining twelve securities, the Corporation wrote the amortized cost basis down to present value, resulting in net OTTI charges to earnings totaling $11,105,000 (pretax).
As described in Note 2, the Corporation adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009. As a result of implementing the FSP, the Corporation separated OTTI related to the trust-preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measured the credit loss component of OTTI based on the difference between: (1) the present value of estimated cash flows, at the book yield in effect prior to recognition of any OTTI, as of March 31, 2009, and (2) the present value of estimated cash flows as of December 31, 2008 using book yield and management’s cash flow assumptions at that time. For the three-month period ended March 31, 2009, the effect of adopting this FSP was to reduce pre-tax impairment losses recognized in earnings by $8,301,000.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
A roll-forward of the OTTI amount related to credit losses for the three months ended March 31, 2009 is as follows:

(In Thousands)
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period (as measured effective January 1, 2009 upon adoption of FSP FAS 115-2 and FAS 124-2)	$(2,362)

Additional credit loss for which an OTTI was not previously recognized	(7,497)

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	(3,608)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$(13,467)

Equity Securities
The Corporation’s marketable equity securities include stocks of banking companies, and to a lesser extent, a mix of non-financial equities which include large cap domestic and foreign companies, as well as equity-based mutual funds and similar instruments. At March 31, 2009, the fair value of bank equities was $12,800,000, and the fair value of non-bank equities was $1,900,000. Management evaluates the financial condition, earnings, dividend payment prospects and other relevant factors related to each issuer for which the stock is in an unrealized loss position, to determine whether the Corporation can realistically expect to recover its cost basis without realizing a loss.
Management’s decision to record OTTI losses on bank stocks in the three months ended March 31, 2009 was based on a combination of: (1) significant market depreciation, including an average reduction in market prices of 15% in the first quarter 2009, and (2) the possibility the Corporation may sell some of the stocks in 2009 to generate capital losses, which could be carried back and offset against capital gains generated in 2006 and 2007 to realize tax refunds. After the impact of the impairment charges, the Corporation held 3 bank stocks in an unrealized loss position at March 31, 2009, with an aggregate cost basis of $301,000, fair value of $265,000 and an unrealized loss of $36,000.
Consistent with declines in U.S. and worldwide equity markets, the values of the non-financial equities fell in the last half of 2008 and first quarter 2009. At March 31, 2009, the total amortized cost basis of investments in non-bank equities in an unrealized loss position was $2,649,000, with an aggregate fair value of $1,605,000 and an unrealized loss of $1,044,000, or 39% of cost. There were 47 non-bank equities in an unrealized loss position at March 31, 2009. The largest unrealized loss amounts were from: (1) Federated Index Trust Mid-Cap Fund, which is indexed to the S&P 400 Mid-Cap Index, with an unrealized loss of $272,000 or 47% of cost, and (2) iShares MCSI EAFE Index Funds, an exchange traded fund indexed to international stocks, with an unrealized loss of $191,000, or 54% of cost. In the case of these two securities, as well as the rest of the non-bank equities, management believes the impairment to be a product of the current, cyclical downturn in equity markets, and management expects the Corporation to hold the securities until its cost basis can be recovered.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. When possible, fair value is determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Therefore, the aggregate fair value amounts presented may not represent the underlying fair value of the Corporation.
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
DEPOSITS — The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2009 and December 31, 2008. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.
BORROWED FUNDS — The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.
ACCRUED INTEREST — The carrying amounts of accrued interest receivable and payable approximate fair values.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$54,250	$54,250	$24,028	$24,028
Trading securities	2,685	2,685	2,306	2,306
Available-for-sale securities	418,428	418,428	419,688	419,688
Held-to-maturity securities	405	420	406	426
Restricted equity securities	8,958	8,958	8,954	8,954
Loans, net	723,388	721,503	735,687	725,586
Accrued interest receivable	5,755	5,755	5,846	5,846

Financial liabilities:
Deposits	874,006	883,989	864,057	870,767
Short-term borrowings	41,769	41,330	48,547	47,653
Long-term borrowings	236,453	243,470	236,926	240,521
Accrued interest payable	960	960	956	956
8. DEFINED BENEFIT PLANS
The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at March 31, 2009 and December 31, 2008, and will not affect the Corporation’s future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.
The Corporation’s defined benefit pension plan was frozen and terminated, effective December 31, 2007. In September 2008, the Corporation funded and settled substantially all of its obligations under the Plan.
In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002. The Citizens Trust Company Retirement Plan is not significant in comparison to the other defined benefit plans, and information related to that plan is not included in the table that follows.
The components of net periodic benefit costs from these defined benefit plans are as follows:
Defined Benefit Plans

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In Thousands)	2009	2008	2009	2008
Service cost	$0	$10	$19	$17
Interest cost	0	149	23	20
Expected return on plan assets	0	(77)	0	0
Amortization of transition (asset) obligation	0	(6)	9	9
Amortization of prior service cost	0	0	3	2
Recognized net actuarial loss	0	0	0	0

Net periodic benefit cost	$0	$76	$54	$48

In the first quarter 2009, the Corporation funded postretirement contributions totaling $15,000, with estimated annual postretirement contributions of $75,000 expected in 2009 for the full year.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
9. STOCK-BASED COMPENSATION PLANS
In January 2009, the Corporation granted options to purchase a total of 79,162 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2008, the Corporation granted options to purchase a total of 83,257 shares of common stock. The exercise price for the 2009 awards is $19.88 per share, and the exercise price for the 2008 awards is $17.50 per share, based on the market price as of the date of each grant. The Corporation records stock option expense based on estimated fair value calculated using an option valuation model. The Corporation recorded total stock option expense of $170,000 in the first quarter 2009 and $118,000 in the first quarter 2008. The Corporation expects total stock option expense for the year ending December 31, 2009 to be approximately $334,000, and total stock option expense for the year ended December 31, 2008 was $209,000.
In calculating the fair value, the Corporation utilized the Black-Scholes option-pricing model. The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2009	2008
Fair value of each option granted	$4.21	$3.15
Volatility	28%	23%
Expected option lives	9 Years	9 Years
Risk-free interest rate	3.15%	4.05%
Dividend yield	3.94%	3.74%
In calculating the estimated fair value of stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates. The 9-year expected option life used for both 2009 and 2008 awards was based on management’s estimates of the average term for all options issued under both plans. For the 2009 and 2008 awards, management assumed a 23% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.
Also, the Corporation awarded a total of 3,890 shares in January 2009 and 5,062 shares in January 2008 of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Total restricted stock expense amounted to $20,000 in the first quarter of 2009, and $24,000 in the first quarter of 2008.
10. ISSUANCE OF PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM
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
The Preferred Stock has no maturity date. The Preferred Stock has a par value of $1,000 per share and a liquidation preference amount of $1,000 per share. The Preferred Stock pays a cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. The dividend is payable quarterly in arrears.  The Treasury may transfer the Preferred Stock to a third party at any time. The American Recovery and Reinvestment Act of 2009, which became effective in February 2009, included a change to the Program that permits the Corporation to redeem the Preferred Stock at any time, subject to approval of banking regulators, for a price equal to the original issue price plus any accrued but unpaid dividends. If the Corporation were to redeem all the outstanding shares of Preferred Stock by December 31, 2009, 50% of the common shares issuable pursuant to the Warrant would be cancelled.
The shares of Preferred Stock are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Stock, (ii) any amendment to the rights of the shares of Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock. If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect 2 directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. As of March 31, 2009, no dividends on the preferred stock were in arrears.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
The Warrant is exercisable and has a term of 10 years. The number of common shares that could be acquired upon exercise was based on 15% of the total proceeds, with the exercise price determined using the average market price of the Corporation’s common stock for the 20 trading days immediately prior to issuance. The Warrant is not subject to restrictions on transfer, except that Treasury may only transfer or exercise the Warrant with respect to one-half of the shares underlying the Warrant prior to the earlier of (i) the date on which the Corporation has received proceeds of at least $26,440,000 from a qualifying equity offering of Tier 1 perpetual preferred stock or common stock and (ii) December 31, 2009. Treasury has agreed that it will not vote any of the shares of common stock that it acquires upon exercise of the Warrant. This does not apply to any other person who acquires from Treasury any portion of the Warrant, or the shares of common stock underlying the Warrant.
In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity. Proceeds from the transaction, net of direct issuance costs of $31,000, have been allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance. The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes option model. The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000. As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000. In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%. In the first quarter 2009, total dividends on Preferred Stock of $309,000, which has been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Income, included a quarterly dividend paid in February 2009 of $106,000, dividends accrued based on the stated value of $169,000 and accretion of the discount on Preferred Stock of $34,000.
11. CONTINGENCIES
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
REFERENCES TO 2009 AND 2008
Unless otherwise noted, all references to “2009” in the following discussion of operating results are intended to mean the three months ended March 31, 2009, and similarly, references to “2008” relate to the three months ended March 31, 2008.
STATEMENT REGARDING NON-GAAP FINANCIAL MEASURES
This report contains supplemental financial information determined by methods other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”). Management uses these non-GAAP measures in its analysis of the Corporation’s performance. One such measure, Core Earnings, excludes the effects of non-cash, after-tax unrealized gains and losses. Management believes the presentation of this financial measure, which excludes the impact of the specified items, provides useful supplemental information that is essential to a proper understanding of the financial results of the Corporation. The Core Earnings measure provides a method to assess operating performance excluding the impact of market volatility related to investments in pooled trust-preferred securities and bank stocks. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
EARNINGS OVERVIEW
The Corporation reported a net loss available to common shareholders of $7,334,000, or $0.82 per diluted share, in the first quarter 2009, which included positive Core Earnings available to common shareholders of $3,675,000 ($0.41 per diluted share), reduced by after-tax other-than-temporary impairment (OTTI) charges on available-for-sale securities of $11,009,000. For the first quarter 2008, C&N reported net income of $3,116,000, or $0.35 per diluted share, including Core Earnings of $3,280,000 ($0.36 per diluted share), reduced by after-tax OTTI charges on available-for-sale securities of $164,000. Core Earnings is an earnings performance measurement which the Corporation’s management has defined to exclude OTTI losses on available-for-sale securities. Core Earnings is a performance measurement that is not based on U.S. generally accepted accounting principles. Management believes Core Earnings information is meaningful for evaluating the Corporation’s operating performance, because it excludes some of the impact of market volatility as it relates to investments in pooled trust-preferred securities and bank stocks.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
OTTI charges in the first quarter 2009 included pre-tax impairment charges on pooled trust-preferred securities totaling $11,105,000 and bank stocks totaling $5,575,000. Pooled trust-preferred securities are long-term instruments, mainly issued by banks, with 30 or more companies included in each pool. The impairment charges on pooled trust-preferred securities resulted from management’s assessment that it is unlikely some of the previously anticipated principal and interest will be received on several of the securities. Accordingly, management wrote down the cost basis of these securities to their estimated fair value based on discounted cash flows as of March 31, 2009. After the impact of the impairment charges, the Corporation’s cost basis in pooled trust-preferred securities totaled $75.0 million, and the estimated fair value at March 31, 2009 was $49.8 million. As described in more detail in Notes 2 and 6 to the Consolidated Financial Statements, the Corporation adopted three new accounting principles in the first quarter 2009, including FSP FAS 115-2 and FAS 124-2. This new FSP resulted in a change in the measurement of OTTI, which reduced the amount of loss that would have been realized in earnings by $8,301,000 (pretax). Management’s decision to record OTTI losses on bank stocks was based on a combination of: (1) significant market depreciation, including an average reduction in market prices of 15% in the first quarter 2009, and (2) the possibility the Corporation may sell some of the stocks in 2009 to take advantage of income tax opportunities. After the impact of the impairment charges, the Corporation’s cost basis in equity securities totaled $15.0 million, and the estimated fair value at March 31, 2009 was $14.7 million.

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
QUARTER ENDED MARCH 31, 2009

	Pre-tax	After-tax	Diluted
	(Expense)/	(Expense)/	EPS
dollars in thousands, except per-share data	Income	Income	Impact
Net loss available to common shareholders	$(11,722)	$(7,334)	$(0.82)

Other-than-temporary impairment on available-for-sale securities	(16,680)	(11,009)	$(1.23)

Core earnings available to common shareholders	$4,958	$3,675	$0.41

Other significant changes in the pre-tax components of Core Earnings for the first quarter 2009, as compared to the corresponding period in 2008, were as follows:
•	The interest margin increased $921,000, or 9.2%. The interest margin has been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings.

•	Noninterest income decreased $721,000, or 20.7%. In the first quarter 2008, noninterest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering. Also, in the first quarter 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $119,000 in the first quarter 2008.

•	The provision for loan losses was a credit provision of $173,000 in the first quarter 2009, a reduction of $1,077,000 from 2008. The reduced provision was based on management’s current assessment of the allowance for loan losses based on the related composition of the loan portfolio.

•	Noninterest expense increased $174,000, or 2.1%. Total noninterest expense included an increase in FDIC insurance costs of $279,000. In addition, 2008 noninterest expense was reduced by an insurance recovery of $174,000. Reductions in salaries and wages totaling $350,000 in 2009 associated with reductions in personnel partially offset these increases.

•	The (credit) provision for income taxes was $4,388,000 in 2009, or a decrease of $5,325,000. The decrease in the provision is primarily associated with the OTTI losses on available-for-sale securities.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA

	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
(In Thousands)	2009	2008	2008	2008	2008
Interest income	$17,571	$18,589	$18,575	$18,373	$18,700
Interest expense	6,606	7,195	7,474	7,724	8,656

Interest margin	10,965	11,394	11,101	10,649	10,044
(Credit) provision for loan losses	(173)	240	141	(376)	904

Interest margin after provision for loan losses	11,138	11,154	10,960	11,025	9,140
Other income	2,766	3,179	3,062	3,155	3,487
Net losses on available-for-sale securities	(16,679)	(3,878)	(4,483)	(867)	(110)
Other expenses	8,638	7,989	8,736	8,257	8,464

(Loss) income before income tax provision	(11,413)	2,466	803	5,056	4,053
Income tax (credit) provision	(4,388)	288	(209)	1,303	937

Net (loss) income	(7,025)	2,178	1,012	3,753	3,116
US Treasury preferred dividends	309	0	0	0	0

Net (loss) income available to common shareholders	$(7,334)	$2,178	$1,012	$3,753	$3,116

Net (loss) income per common share – basic	$(0.82)	$0.24	$0.11	$0.42	$0.35

Net (loss) income per common share – diluted	$(0.82)	$0.24	$0.11	$0.42	$0.35

Prospects for the Remainder of 2009
As described in the “Earnings Overview” section above, the Corporation is reporting a net loss for the first quarter 2009, primarily because of substantial securities write-downs. While the securities portfolio is a significant concern, management remains optimistic about the expected impact on annual 2009 results due to improvements made in “core” operations. These improvements include the successful implementation of an overdraft privilege program, as well as other enhancements to noninterest revenue sources resulting from a profitability review conducted by a nationally recognized consulting firm in 2008. In addition to revenue enhancements, the consulting firm worked with management to identify improvements in efficiency of various operational activities, which have resulted in significant expense reductions.
A major variable that affects the Corporation’s earnings is securities gains and losses. The Corporation’s losses from trust-preferred securities and bank stocks stem from the much-publicized economic problems affecting the national and international economy, which have particularly hurt the banking industry. Although management believes these conditions to be cyclical, the Corporation has significant unrealized losses on its available-for-sale securities as of March 31, 2009, with its largest unrealized losses on trust-preferred securities. Notes 5 and 6 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2009.
The Corporation’s Core Earnings results for the first quarter 2009 benefited from a credit provision for loan losses of $173,000. Issues related to larger commercial borrowers significantly affect the Corporation’s provision for loan losses in any particular period. Accordingly, the amount of loan loss provision for the remainder of 2009 will depend substantially on the credit status of the commercial portfolio. Although management is concerned about the condition of the national economy and the potential for problems in our market area, to date the Corporation has not experienced significant deterioration in loan delinquencies, or a noticeable change in volume of activity related to troubled debts or foreclosures. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of subprime mortgage loans that have received negative publicity. However, if economic conditions deteriorate significantly in 2009, the Corporation may need to increase the provision for loan losses for the impact on the residential mortgage and consumer portions of the loan portfolio.
Despite the operational improvements cited above, the Corporation faces several factors that will negatively affect noninterest revenues and expenses in 2009. Management expects total noninterest operating expenses to increase slightly in 2009 as compared to 2008, mainly because FDIC premiums are expected to increase. Recurring FDIC

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
premiums are expected to increase by approximately $1 million for the year, and the FDIC has issued for public comment a request for a special assessment of 10 basis points, which would cost the Corporation approximately $800,000 in the third quarter 2009. Also, total noninterest revenue may be lower in 2009 than in 2008. In 2008, noninterest income included a gain of $533,000 from redemption of Visa shares, resulting from Visa’s initial public offering. Another source of revenue that is not expected to recur in 2009 is dividend income from the Federal Home Loan Bank of Pittsburgh restricted stock, which totaled $334,000 in 2008. The Federal Home Loan Bank of Pittsburgh’s 2008 financial results were affected by significant losses on its securities portfolio, and it has discontinued paying dividends for the foreseeable future. Based on the information that has become publicly available through early May 2009, management does not believe its investment in Federal Home Loan Bank of Pittsburgh restricted stock of $8.6 million to be impaired at March 31, 2009; however, management will monitor the situation for possible deterioration that could result in an impairment loss in 2009. In addition to these issues, the Corporation’s revenues from Trust and Financial Management activities are expected to fall slightly in 2009, because the market value of assets under management (which is used as the basis for determining the amount of fees for most Trust services) has fallen as a result of the significant declines in U.S. and international equity markets.
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
Although the Corporation is well-capitalized (as described in more detail in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis), current economic conditions are volatile. Accordingly, management and the Corporation’s Board of Directors decided to raise more capital by participating in the TARP Capital Purchase Program. Management believes the additional capital raised through the TARP Capital Purchase Program provides a form of protection that should allow the Corporation to continue its normal lending and other operating activities, regardless of the possibility of securities losses, loan losses or other issues that could arise in the current economic environment. On January 16, 2009, the Corporation issued 26,440 shares of Series A Preferred Stock (“Preferred Stock”) and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share. The Corporation sold the Preferred Stock and Warrant to the United States Department of the Treasury for an aggregate price of $26,440,000. In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant, net of direct issuance costs of $31,000 as increases in stockholders’ equity. The Preferred Stock and Warrant qualify as Tier 1 capital for regulatory purposes. A more complete description of the terms and conditions surrounding the TARP Capital Purchase Program is provided in Note 10 to the consolidated financial statements.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
As described in Note 5 to the consolidated financial statements, in 2008, the Corporation changed its method of valuing pooled trust-preferred securities from using price quotes received from pricing services, to a Level 3 (as described in SFAS No. 157) methodology, using discounted cash flows. At both March 31, 2009 and December 31, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security. Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.
As described in Note 6 to the consolidated financial statements, management evaluates securities for OTTI. In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security. Also, management’s assessments of the likelihood and potential for recovery in value of equity securities are subjective and based on sensitive assumptions.
NET INTEREST MARGIN
The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest margin for the first three months of 2009 and 2008. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.
The fully taxable equivalent net interest margin was $11,597,000 in 2009, $1,055,000 (10.0%) higher than in 2008. As shown in Table IV, net increases in volume had the effect of increasing net interest income $492,000 in 2009 over 2008, and interest rate changes had the effect of increasing net interest income $563,000. The most significant component of the volume change in interest income in 2009 was an increase of $350,000 attributable to growth in the available-for-sale securities portfolio. The most significant volume change in interest expense in 2009 was a decrease of $205,000 resulting from a decrease in borrowed funds. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.38% in 2009, as compared to 3.06% in 2008.
INTEREST INCOME AND EARNING ASSETS
Interest income totaled $18,203,000 in 2009, a decrease of 5.2% from 2008. Income from available-for-sale securities decreased $17,000, or 0.3%, and interest and fees from loans decreased $910,000, or 7.1%. As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2009 rose to $463,948,000, an increase of $22,487,000, or 5.1% from 2008. As a result of the turmoil in the municipal security market, the Corporation has been able to grow its municipal security portfolio and increase its yield at attractive prices. The Corporation’s yield on taxable securities fell primarily because interest rates on variable-rate trust preferred securities have decreased. The average rate of return on available-for-sale securities was 5.44% for 2009 and 5.68% in 2008.
The average balance of gross loans increased 0.3% to $735,519,000 in 2009 from $733,102,000 in 2008. Due to the challenging economic environment, the Corporation has experienced contraction in the balance of its mortgage and consumer loan portfolios. However, this has been offset by growth in commercial and tax-exempt loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.58% in 2009 and 7.05% in 2008.
INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES
Interest expense fell $2,050,000, or 23.7%, to $6,606,000 in 2009 from $8,656,000 in 2008. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 2.63% in 2009 from 3.45% in 2008.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Total average deposits (interest-bearing and noninterest-bearing) increased 4.0%, to $862,677,000 in 2009 from $829,593,000 in 2008. This increase has come in interest checking, money market, and individual retirement accounts and is partially offset by a reduction in the balance in certificates of deposit. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts have decreased significantly in 2009 as compared to 2008. The decreases in rates reduced interest expense on deposits by $1,762,000.
Total average borrowed funds decreased $16,851,000 to $279,480,000 in 2009 from $296,331,000 in 2008. During 2008 and early 2009, the Corporation has generally paid off long-term borrowings as they matured using the cash flow received from loans and mortgage-backed securities. The average rate on borrowed funds was 3.81% in 2009, down from 4.11% in 2008. This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.
TABLE II — ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2009	2008	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$4,847	$5,218	$(371)
Tax-exempt	1,375	1,021	354

Total available-for-sale securities	6,222	6,239	(17)

Held-to-maturity securities, Taxable	6	6	0
Trading securities	34	48	(14)
Interest-bearing due from banks	1	13	(12)
Federal funds sold	8	50	(42)
Loans:
Taxable	11,357	12,312	(955)
Tax-exempt	575	530	45

Total loans	11,932	12,842	(910)

Total Interest Income	18,203	19,198	(995)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	205	309	(104)
Money market	704	1,296	(592)
Savings	84	79	5
Certificates of deposit	1,856	2,527	(671)
Individual Retirement Accounts	1,131	1,415	(284)
Other time deposits	1	1	0

Total interest-bearing deposits	3,981	5,627	(1,646)

Borrowed funds:
Short-term	170	306	(136)
Long-term	2,455	2,723	(268)

Total borrowed funds	2,625	3,029	(404)

Total Interest Expense	6,606	8,656	(2,050)

Net Interest Income	$11,597	$10,542	$1,055

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

Table III — Analysis of Average Daily Balances and Rates
	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2009	Return/	3/31/2008	Return/
	Average	Cost of	Average	Cost of
(Dollars in Thousands)	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$382,840	5.13%	$378,335	5.55%
Tax-exempt	81,108	6.88%	63,126	6.51%

Total available-for-sale securities	463,948	5.44%	441,461	5.68%

Held-to-maturity securities, Taxable	405	6.01%	409	5.90%
Trading securities	2,112	6.53%	3,021	6.39%
Interest-bearing due from banks	7,964	0.05%	1,398	3.74%
Federal funds sold	19,231	0.17%	6,493	3.10%
Loans:
Taxable	697,231	6.61%	700,325	7.07%
Tax-exempt	38,288	6.09%	32,777	6.50%

Total loans	735,519	6.58%	733,102	7.05%

Total Earning Assets	1,229,179	6.01%	1,185,884	6.51%
Cash	16,248		18,434
Unrealized gain/loss on securities	(37,886)		(11,045)
Allowance for loan losses	(7,940)		(8,958)
Bank premises and equipment	25,820		27,683
Intangible Asset — Core Deposit Intangible	795		1,321
Intangible Asset — Goodwill	11,988		12,032
Other assets	57,814		46,478

Total Assets	$1,296,018		$1,271,829

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$93,126	0.89%	$83,160	1.49%
Money market	196,867	1.45%	184,709	2.82%
Savings	68,578	0.50%	64,072	0.50%
Certificates of deposit	232,040	3.24%	243,023	4.18%
Individual Retirement Accounts	147,513	3.11%	135,635	4.20%
Other time deposits	1,018	0.40%	1,034	0.39%

Total interest-bearing deposits	739,142	2.18%	711,633	3.18%

Borrowed funds:
Short-term	42,746	1.61%	39,537	3.11%
Long-term	236,734	4.21%	256,794	4.26%

Total borrowed funds	279,480	3.81%	296,331	4.11%

Total Interest-bearing Liabilities	1,018,622	2.63%	1,007,964	3.45%
Demand deposits	123,535		117,960
Other liabilities	6,779		7,227

Total Liabilities	1,148,936		1,133,151

Stockholders’ equity, excluding other comprehensive income/loss	172,200		146,373
Other comprehensive income/loss	(25,118)		(7,695)

Total Stockholders’ Equity	147,082		138,678

Total Liabilities and Stockholders’ Equity	$1,296,018		$1,271,829

Interest Rate Spread		3.38%		3.06%
Net Interest Income/Earning Assets		3.83%		3.58%

Total Deposits (Interest-bearing and Demand)	$862,677		$829,593

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.

(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES
	YTD Ended 3/31/09 vs. 3/31/08
	Change in	Change in	Total
(In Thousands)	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$54	$(425)	$(371)
Tax-exempt	296	58	354

Total available-for-sale securities	350	(367)	(17)

Held-to-maturity securities, Taxable	0	0	0
Trading securities	(15)	1	(14)
Interest-bearing due from banks	12	(24)	(12)
Federal funds sold	35	(77)	(42)
Loans:
Taxable	(60)	(895)	(955)
Tax-exempt	81	(36)	45

Total loans	21	(931)	(910)

Total Interest Income	403	(1,398)	(995)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	33	(137)	(104)
Money market	78	(670)	(592)
Savings	5	0	5
Certificates of deposit	(112)	(559)	(671)
Individual Retirement Accounts	112	(396)	(284)
Other time deposits	0	0	0

Total interest-bearing deposits	116	(1,762)	(1,646)

Borrowed funds:
Short-term	23	(159)	(136)
Long-term	(228)	(40)	(268)

Total borrowed funds	(205)	(199)	(404)

Total Interest Expense	(89)	(1,961)	(2,050)

Net Interest Income	$492	$563	$1,055

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE V — COMPARISON OF NONINTEREST INCOME

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2009	2008
Service charges on deposit accounts	$1,047	$946
Service charges and fees	190	174
Trust and financial management revenue	769	877
Insurance commissions, fees and premiums	81	72
Increase in cash surrender value of life insurance	151	198
Other operating income	528	1,220

Total other operating income, before realized gains (losses) on available-for-sale securities, net	$2,766	$3,487

Table V excludes realized losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V decreased $721,000 or 20.7%, in 2009 compared to 2008. Items of significance are as follows:
•	Service charges on deposit accounts increased $101,000, or 10.7%, in 2009 as compared to 2008. Overdraft fee revenues associated with a new overdraft privilege program implemented in the first quarter of 2008 increased $108,000.

•	Service charges and fees increased $16,000, or 9.2%, in 2009 over 2008. Within this category, the largest change was associated with ATM surcharges, which increased $11,000. Letter of credit fees also increased $8,000 in 2009.

•	Trust and financial management revenue decreased $108,000, or 12.3%, in 2009 as compared to 2008. The value of assets under management has decreased 18.0% over the last 12 months, to $520,372,000 at March 31, 2009, mainly because of declines in market values of equity securities.

•	The increase in the cash surrender value of life insurance decreased $47,000, or 23.7%, in 2009 over 2008. The decrease primarily relates to the changes in the earnings credit rate for the underlying contracts.

•	Other operating income decreased $692,000, or 56.7%, in 2009 as compared to 2008. This category included a gain in 2008 of $533,000 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering. In the first quarter 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $119,000 in the first quarter 2008.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

TABLE VI- COMPARISON OF NONINTEREST EXPENSE

	3 Months Ended
	March 31,	March 31,
(In Thousands)	2009	2008
Salaries and wages	$3,341	$3,691
Pensions and other employee benefits	1,244	1,151
Occupancy expense, net	742	754
Furniture and equipment expense	674	648
Pennsylvania shares tax	318	292
Other operating expense	2,319	1,928

Total Other Expense	$8,638	$8,464

Total noninterest expense increased $174,000, or 2.1%, in 2009 over 2008. Significant changes in 2009 as compared to 2008 include the following:
•	Salaries and wages decreased $350,000, or 9.5%. The primary decrease in salaries and wages category relates to the reductions in personnel ($362,000) from an operational process review initiated in 2008.

•	Pensions and other employee benefits increased $93,000, or 8.1%. Within this category, there were several significant changes, summarized as follows:
o	Payroll tax expense increased $44,000. In the first quarter 2009, the Corporation recorded payroll tax expense associated with incentive bonuses that were determined based on 2008 performance and paid in January 2009. There were no incentive bonuses awarded based on 2007 performance, and accordingly, no bonus-related payroll tax expense was recorded in 2008.

o	Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $41,000 lower in 2009 than in 2008. The reduced level of expense represents the lower level of required contributions consistent with the reduced salaries and wages discussed above.

o	Defined benefit pension plan expense decreased $69,000, as a result of the decision to freeze the plan, effective December 31, 2007. The Corporation continued to record expense associated with the plan through September 2008, when the Corporation funded and settled substantially all of its obligations under the plan.

o	Group health insurance expense was $46,000 higher in 2009, primarily due to rate increases under the current contract.
•	Other operating expense increased $391,000, or 20.3%. This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:
o	FDIC Insurance costs increased $279,000 to $302,000 for the first quarter. In 2008, the banks utilized $102,000 of credits available under the Federal Deposit Insurance Reform Act of 2005 to reduce costs; the remainder of the FDIC Insurance increase is associated with rate increases initiated in the fourth quarter of 2008.

o	Operating expenses in 2008 were reduced by an insurance claim recovery of $174,000 related to expense that had originally been recorded in the third quarter of 2007.

o	Amortization of core deposit intangibles decreased $57,000.

o	Other operating expenses include $51,000 decrease associated with Bucktail Life Insurance Company related to accident and health insurance loss reserves.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
Total capital purchases for 2009 are estimated at approximately $2 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2009.
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
Since 2007, the Banks’ Risk Management personnel performed annual, independent credit reviews of large credit relationships. In prior years, outside consulting firms were retained to perform such functions. Management gives substantial consideration to the classifications and recommendations of the credit reviewers in determining the allowance for loan losses.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
In the first quarter 2009, the Qualitative Factors Committee lowered the average factor percentages for each loan category, with the largest change a decrease of 0.08% for C&N Bank’s commercial loans. The lowered average qualitative factors reflect the Committee’s perception of improvements in commercial loan review and monitoring procedures that have occurred over the last several quarters, along with the Committee’s assessment of the credit risk inherent in the current commercial portfolio. The impact of reductions in qualitative factors was a reduction in the allowance of $268,000 at March 31, 2009, in comparison to the value of that portion of the allowance if the December 31, 2008 factors had been used.
The allocation of the allowance for loan losses table (Table VIII) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.” SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans. Table VIII shows an increase in the allowance on impaired loans of $105,000, to $561,000 at March 31, 2009 from $456,000 at December 31, 2008. The net increase in the allowance on impaired loans includes the establishment of an allowance of approximately $200,000 on one commercial loan relationship, and a decrease of approximately $100,000 on another commercial relationship for which management perceives conditions to be improving.
The allowance for loan losses was $7,651,000 at March 31, 2009, down from the balance of $7,857,000 at December 31, 2008. The aggregate reduction in the allowance at March 31, 2009 compared to December 31, 2008 resulted mainly from the reductions in qualitative factors, and the net increase in allowance on impaired loans, as described above. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. The (credit) provision for loan losses of $173,000 in the first quarter 2009 reflected the impact of the reduction in the qualitative factors portion of the allowance, and that there were no new, significant credit issues associated with commercial loan relationships identified during the quarter. The provision for loan losses of $904,000 in the first quarter 2008 included the effects of establishing an SFAS 114 allowance on a commercial loan relationship of $250,000, as well as an increase in the SFAS 5 allowance from qualitative factors and an increase in the unallocated portion of the allowance of $211,000.
Table IX presents information related to past due and impaired loans. Over the period shown in the table, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact category fluctuations within Table IX. As of March 31, 2009, total impaired loans amounted to $5,811,000, up slightly from the December 31, 2008 total of $5,665,000, and down from $6,218,000 at December 31, 2007, $8,011,000 at December 31, 2006 and $8,216,000 at December 31, 2005. Nonaccrual loans totaled $7,051,000 at March 31, 2009, slightly lower than the December 31, 2008 balance of $7,200,000. Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the amounts determined as of March 31, 2009. Management continues to closely monitor its commercial and other loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Tables VII through X present historical data related to the allowance for loan losses:
TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,	Years Ended December 31,
(In Thousands)	2009	2008	2008	2007	2006	2005	2004
Balance, beginning of year	$7,857	$8,859	$8,859	$8,201	$8,361	$6,787	$6,097

Charge-offs:
Real estate loans	5	620	1,457	196	611	264	375
Installment loans	73	15	254	216	259	224	217
Credit cards and related plans	8	1	5	5	22	198	178
Commercial and other loans	6	220	323	127	200	298	16

Total charge-offs	92	856	2,039	544	1,092	984	786

Recoveries:
Real estate loans	0	3	20	8	27	14	3
Installment loans	43	38	83	41	65	61	32
Credit cards and related plans	0	0	4	9	25	30	23
Commercial and other loans	16	0	21	28	143	50	18

Total recoveries	59	41	128	86	260	155	76

Net charge-offs	33	815	1,911	458	832	829	710
Allowance for loan losses recorded in acquisitions	0	0	0	587	0	377	0
(Credit) provision for loan losses	(173)	904	909	529	672	2,026	1,400

Balance, end of period	$7,651	$8,948	$7,857	$8,859	$8,201	$8,361	$6,787

TABLE VIII — ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

	As of
	March 31,	As of December 31,
(In Thousands)	2009	2008	2007	2006	2005	2004
Commercial	$2,477	$2,654	$1,870	$2,372	$2,705	$1,909
Consumer mortgage	3,746	3,920	4,201	3,556	2,806	513
Impaired loans	561	456	2,255	1,726	2,374	1,378
Consumer	352	399	533	523	476	409
Unallocated	515	428	0	24	0	2,578

Total Allowance	$7,651	$7,857	$8,859	$8,201	$8,361	$6,787

TABLE IX — PAST DUE AND IMPAIRED LOANS

	As of
	March 31,	As of December 31,
(In Thousands)	2009	2008	2007	2006	2005	2004
Impaired loans without a valuation allowance	$4,052	$3,435	$857	$2,674	$910	$3,552
Impaired loans with a valuation allowance	1,759	2,230	5,361	5,337	7,306	4,709

Total impaired loans	$5,811	$5,665	$6,218	$8,011	$8,216	$8,261

Valuation allowance related to impaired loans	$561	$456	$2,255	$1,726	$2,374	$1,378

Total nonaccrual loans	$7,051	$7,200	$6,955	$8,506	$6,365	$7,796
Total loans past due 90 days or more and still accruing	$856	$1,305	$1,200	$1,559	$1,369	$1,307

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE X — SUMMARY OF LOANS BY TYPE

	March 31,	As of December 31,
(In Thousands)	2009	2008	2007	2006	2005	2004
Real estate — residential mortgage	$426,949	$433,377	$441,692	$387,410	$361,857	$347,705
Real estate — commercial mortgage	162,339	165,979	144,742	178,260	153,661	128,073
Real estate — construction	22,454	24,992	22,497	10,365	5,552	4,178
Consumer	24,180	26,732	37,193	35,992	31,559	31,702
Agricultural	4,144	4,495	3,553	2,705	2,340	2,872
Commercial	50,983	48,295	52,241	39,135	69,396	43,566
Other	1,399	884	1,010	1,227	1,871	1,804
Political subdivisions	38,591	38,790	33,013	32,407	27,063	19,713

Total	731,039	743,544	735,941	687,501	653,299	579,613
Less: allowance for loan losses	(7,651)	(7,857)	(8,859)	(8,201)	(8,361)	(6,787)

Loans, net	$723,388	$735,687	$727,082	$679,300	$644,938	$572,826

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
The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $54,034,000 at March 31, 2009.
The Corporation’s outstanding, available, and total credit facilities are presented in the following table.
TABLE XI — CREDIT FACILITIES

	Outstanding		Available		Total Credit
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(In Thousands)	2009	2008	2009	2008	2009	2008
Federal Home Loan Bank of Pittsburgh	$143,632	$159,547	$197,984	$238,806	$341,616	$398,353
Federal Reserve Bank of Philadelphia Discount Window	0	0	50,553	63,698	50,553	63,698
Other correspondent banks	0	0	30,474	30,726	30,474	30,726

Total credit facilities	$143,632	$159,547	$279,011	$333,230	$422,643	$492,777

At March 31, 2009, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total notional amount of $143,632,000.
Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2009, the carrying value of non-pledged securities was $92,184,000.
Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY
The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning the Corporation’s and the subsidiary banks’ capital ratios at March 31, 2009 and December 31, 2008 are presented below. Management believes, as of March 31, 2009 and December 31, 2008, that the Corporation and subsidiary banks meet all capital adequacy requirements to which they are subject.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$159,998	14.36%	$89,128	≥8%	n/a	n/a
C&N Bank	110,094	12.46%	70,665	≥8%	$88,332	≥10%
First State Bank	4,609	24.04%	1,534	≥8%	1,918	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	152,347	13.67%	44,564	≥4%	n/a	n/a
C&N Bank	102,446	11.60%	35,333	≥4%	52,999	≥6%
First State Bank	4,432	23.11%	767	≥4%	1,151	≥6%
Tier 1 capital to average assets:
Consolidated	152,347	11.64%	52,337	≥4%	n/a	n/a
C&N Bank	102,446	8.19%	50,041	≥4%	62,551	≥5%
First State Bank	4,432	9.97%	1,778	≥4%	2,223	≥5%

December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$138,571	14.84%	$74,725	≥8%	n/a	n/a
C&N Bank	112,985	12.53%	72,126	≥8%	$90,158	≥10%
First State Bank	4,507	24.00%	1,503	≥8%	1,878	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	130,714	13.99%	37,362	≥4%	n/a	n/a
C&N Bank	105,301	11.68%	36,063	≥4%	54,095	≥6%
First State Bank	4,334	23.08%	751	≥4%	1,127	≥6%
Tier 1 capital to average assets:
Consolidated	130,714	10.12%	51,675	≥4%	n/a	n/a
C&N Bank	105,301	8.51%	49,492	≥4%	61,866	≥5%
First State Bank	4,334	9.75%	1,778	≥4%	2,223	≥5%
Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.
The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Loss” within stockholders’ equity. Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity. The balance in accumulated other comprehensive losses related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $23,816,000 at March 31, 2009 and $23,120,000 at December 31, 2008. As described in more detail in Notes 2 and 6 to the Consolidated Financial Statements, as of January 1, 2009, the Corporation adopted

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
FSP FAS 115-2 and FAS 124-2. The FSP requires impairment of debt securities be separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. As required, the Corporation recognized the cumulative effect of adopting this FSP as an increase in retained earnings of $2,378,000, and a decrease in accumulated other comprehensive loss of the same amount, as of January 1, 2009. At March 31, 2009, accumulated other comprehensive loss included $7,856,000 from securities for which a portion of an OTTI loss has been recognized in earnings. A significant portion of the Corporation’s accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 is related to investments in pooled trust-preferred securities, as discussed in Note 6 to the Consolidated Financial Statements.
The Corporation has recognized a liability for the underfunded balance of its defined benefit plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive loss) for the amount of the liability, net of deferred income tax. Accumulated other comprehensive loss included a negative balance of $253,000 at March 31, 2009 and $94,000 at December 31, 2008 related to defined benefit obligations.
INCOME TAXES
The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At March 31, 2009, the net deferred tax asset (included in Other Assets in the Consolidated Balance Sheet) was $21,220,000, up from a balance of $16,740,000 at December 31, 2008). The increase in net deferred tax asset in the first quarter 2009 resulted mainly from OTTI losses on securities for financial reporting purposes, which are not currently deductible for federal income tax reporting purposes. The net deferred tax asset balance at March 31, 2009 includes $12,397,000 attributable to the components of accumulated other comprehensive loss (mainly unrealized losses on available-for-sale securities) and $8,823,000 attributable to other differences between financial statement and the tax bases of assets and liabilities. Management regularly reviews the Corporation’s deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at March 31, 2009 is fully recoverable; however, a valuation allowance will be established in future periods if management believes any portion of the net deferred tax asset will not be realized.
INFLATION
The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. Overall macroeconomic weakness has led to lower energy and housing prices compared to early 2008. These price decreases have contributed to a significant reduction in inflationary pressures in recent months. Some economists have even predicted net deflation in the U.S. during 2009.
The current low short-term rate environment and liquidity injections could, in the future, lead to inflationary pressures which would force the Fed to change course and begin raising rates, which management would expect to be adverse to the Corporation’s cost of funds and net interest margin. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in 2008 and affect the Corporation’s disclosures of information regarding fair values of financial instruments. The FASB issued Staff Position No. 157-3, in October 2008, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides guidance and illustration of key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. The disclosures required by SFAS No. 157 are presented in Note 5 to the consolidated financial statements.
In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The disclosures required by FSP FAS 115-2 and FAS 124-2 are presented in Notes 2 and 6 to the consolidated financial statements.
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
In January 2009, FASB Staff Position (FSP) EITF 99-20-1 was issued and amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” This FSP effectively eliminates the previous requirement that, for securities included within the scope of EITF 99-20 with an external rating below AA, management evaluate the amount of cash flows expected to be received from a market participant’s perspective. This FSP permits the use of reasonable management judgment regarding cash flows to be received, consistent with the methodology employed for other debt securities provided in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The Corporation has applied the provisions of FSP EITF 99-20-1 in its evaluation of pooled trust-preferred securities as of March 31, 2009 and December 31, 2008. The Corporation’s analysis of pooled trust-preferred securities is discussed more fully in Note 6 to the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of loss arising from adverse changes in market rates and prices of the Corporation’s financial instruments. As discussed in Note 6 to the financial statements, the Corporation has significant unrealized losses on its holdings of trust-preferred securities as of March 31, 2009. In addition to the effects of interest rates, the market prices of the Corporation’s debt securities within the available-for-sale securities portfolio are affected by fluctuations in the risk premiums (amounts of spread over risk-free rates) demanded by investors.
Management believes valuations of debt securities at March 31, 2009 have been negatively impacted by events affecting the overall credit markets during 2008 and 2009. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers. As a result, quoted market prices on many securities have been substantially depressed, and the market for pooled trust-preferred securities has become virtually nonexistent. Further, some banking companies that have issued trust-preferred securities have elected to defer payment of interest on these obligations, and some issuers have defaulted.
Management cannot control changes in market prices of securities based on fluctuations in the risk premiums demanded by investors, nor can management control the volume of deferrals or defaults by other entities on trust-preferred securities. However, management attempts to limit the risk that economic conditions would force the Corporation to sell securities for realized losses by maintaining a strong capital position (discussed in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis) and ample sources of liquidity (discussed in the “Liquidity” section of Management’s Discussion and Analysis).
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

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
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
The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of February 28, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios. As of November 30, 2008, the changes in net interest income were within the policy limits in all scenarios, and changes in market value were within the policy limits in all scenarios except an immediate rate increase of 300 basis points.
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
Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The 3-month LIBOR was 1.26% at February 28, 2009 and 2.22% at November 30, 2008. Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any scenario at February 2009 and would be unable to realize an interest expense reduction in any scenario at November 2008 except an immediate rate increase of 300 basis points.
The table that follows was prepared using the simulation model described above. The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest margin and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition, and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
TABLE XII — THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

February 28, 2009 Data

		Period Ending February 28, 2010
	Interest	Interest	Net Interest	NII	NII
(In Thousands)	Income	Expense	Income (NII)	% Change	Risk Limit
Basis Point Change in Rates
+300	$76,941	$38,284	$38,657	-8.7%	20.0%
+200	74,160	33,198	40,962	-3.2%	15.0%
+100	71,302	29,367	41,935	-0.9%	10.0%
0	68,160	25,823	42,337	0.0%	0.0%
-100	64,693	22,648	42,045	-0.7%	10.0%
-200	61,902	21,490	40,412	-4.5%	15.0%
-300	60,075	21,245	38,830	-8.3%	20.0%

	Market Value of Portfolio Equity
	at February 28, 2009
	Present	Present	Present
	Value	Value	Value
	Equity	% Change	Risk Limit
Basis Point Change in Rates
+300	$78,562	-41.3%	45.0%
+200	98,938	-26.0%	35.0%
+100	117,851	-11.9%	25.0%
0	133,752	0.0%	0.0%
-100	141,305	5.6%	25.0%
-200	147,066	10.0%	35.0%
-300	164,103	22.7%	45.0%

November 30, 2008 Data

		Period Ending November 30, 2009
	Interest	Interest	Net Interest	NII	NII
(In Thousands)	Income	Expense	Income (NII)	% Change	Risk Limit
Basis Point Change in Rates
+300	$78,329	$40,471	$37,858	-12.3%	20.0%
+200	75,939	35,404	40,535	-6.2%	15.0%
+100	73,487	31,528	41,959	-2.9%	10.0%
0	71,031	27,839	43,192	0.0%	0.0%
-100	67,988	24,738	43,250	0.1%	10.0%
-200	64,702	22,465	42,237	-2.2%	15.0%
-300	62,034	21,909	40,125	-7.1%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2008
	Present	Present	Present
	Value	Value	Value
	Equity	% Change	Risk Limit
Basis Point Change in Rates
+300	$54,899	-50.9%	45.0%
+200	74,010	-33.9%	35.0%
+100	92,314	-17.5%	25.0%
0	111,889	0.0%	0.0%
-100	126,637	13.2%	25.0%
-200	134,146	19.9%	35.0%
-300	145,401	30.0%	45.0%

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
EQUITY SECURITIES RISK
The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies. The Corporation also owns some other stocks and mutual funds.
Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Most U.S. bank stock prices fell in value significantly during the past year. As discussed further in the “Earnings Overview” section of Management’s Discussion and Analysis, the Corporation has recognized OTTI charges on bank stocks totaling $5,575,000 in the first three months of 2009.
Table XIII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2009.
Equity securities held as of March 31, 2009 and December 31, 2008 are presented in Table XIII.

TABLE XIII - EQUITY SECURITIES RISK
			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
(In Thousands)	Cost	Value	Value	Value
At March 31, 2009
Banks and bank holding companies	$12,087	$12,800	$(1,280)	$(2,560)
Other equity securities	2,886	1,900	(190)	(380)

Total	$14,973	$14,700	$(1,470)	$(2,940)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
	Cost	Value	Value	Value
At March 31, 2009
Banks and bank holding companies	$18,602	$16,864	$(1,686)	$(3,373)
Other equity securities	2,803	1,986	(199)	(397)

Total	$21,405	$18,850	$(1,885)	$(3,770)

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 6, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c.	Issuer Purchases of Equity Securities
On August 21, 2008, the Corporation announced the extension and amendment of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2009. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance. As of March 31, 2009, the maximum additional value available for purchases under this program is $8,860,480.
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
The following sets forth a summary of the Corporation’s purchases, on the open market, of its equity securities during the first quarter 2009:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

January 1 — 31, 2009	—	$—	—	$8,860,480
February 1 — 28, 2009		—	—	$8,860,480
March 1 — 31, 2009		—	—	$8,860,480
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

CITIZENS & NORTHERN CORPORATION — FORM 10-Q
Item 6. Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-8 registration statement filed November 3, 2006

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation’s Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders, including indentures	Not applicable

10. Material contracts:
10.1 Form of Stock Option and Restricted Stock agreement dated January 5, 2009 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Filed herewith

10.2 Form of Stock Option agreement dated January 5, 2009 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 5, 2009 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 3 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

15. Letter re: unaudited interim financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

CITIZENS & NORTHERN CORPORATION — FORM 10-Q

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable
Signatures
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 11, 2009	By: Craig G. Litchfield
Date	Chairman, President and Chief Executive Officer

May 11, 2009	By: Mark A. Hughes
Date	Treasurer and Chief Financial Officer