Form 10-Q
period 2009-06-30
CITIZENS & NORTHERN CORP
filed 2009-08-07
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934
For the quarterly period ended June 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________________.

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
Yes  ☒  No ☐

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
   Large accelerated filer ☐     Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)            8,993,750 Shares Outstanding on July 30, 2009

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – June 30, 2009 and December 31, 2008	Page 3

Consolidated Statement of Income - Three Months and Six Months Ended June 30, 2009 and 2008	Page 4

Consolidated Statement of Cash Flows - Six Months Ended June 30, 2009 and 2008	Page 5

Consolidated Statement of Changes in Stockholders’ Equity- Six Months Ended June 30, 2009	Page 6

Notes to Consolidated Financial Statements	Pages 7 through 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 21 through 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 39 through 42

Item 4. Controls and Procedures	Page 42

Part II. Other Information	Pages 43 through 46

Signatures	Page 46

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 47

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 48

Exhibit 32. Section 1350 Certifications	Page 49

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED BALANCE SHEET	June 30,	December 31,
(In Thousands Except Share Data)	2009	2008
	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$17,830	$18,105
Interest-bearing	33,449	5,923
Total cash and cash equivalents	51,279	24,028
Trading securities	547	2,306
Available-for-sale securities	415,791	419,688
Held-to-maturity securities	402	406
Loans, net	719,347	735,687
Bank-owned life insurance	22,574	22,297
Accrued interest receivable	5,606	5,846
Bank premises and equipment, net	25,118	25,909
Foreclosed assets held for sale	922	298
Deferred tax asset, net	20,291	16,389
Intangible asset - Core deposit intangibles	665	826
Intangible asset - Goodwill	11,942	12,014
Other assets	22,525	15,943
TOTAL ASSETS	$1,297,009	$1,281,637

LIABILITIES
Deposits:
Noninterest-bearing	$127,380	$124,922
Interest-bearing	758,564	739,135
Total deposits	885,944	864,057
Dividends payable	2,324	2,147
Short-term borrowings	39,390	48,547
Long-term borrowings	221,658	236,926
Accrued interest and other liabilities	11,135	7,934
TOTAL LIABILITIES	1,160,451	1,159,611

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation
preference per share; 26,440 shares issued at June 30, 2009 and	25,664	0
no shares issued at December 31, 2008
Common stock, par value $1.00 per share; authorized 20,000,000 shares
in 2009 and 2008; issued 9,284,148 in 2009 and 2008	9,284	9,284
Paid-in capital	45,453	44,308
Retained earnings	79,486	97,757
Unamortized stock compensation	(83)	(48)
Treasury stock, at cost; 306,178 shares at June 30, 2009
and 348,041 shares at December 31, 2008	(5,331)	(6,061)
Sub-total	154,473	145,240
Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities (including $6,665 at
June 30, 2009 for which a portion of an other-than-temporary impairment
loss has been recognized in earnings)	(17,560)	(23,120)
Defined benefit plans	(355)	(94)
Total accumulated other comprehensive loss	(17,915)	(23,214)
TOTAL STOCKHOLDERS' EQUITY	136,558	122,026
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,297,009	$1,281,637

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF INCOME	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data)	June 30,	June 30,	6 Months Ended June 30,
	2009	2008	2009	2008
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$11,356	$12,269	$22,713	$24,581
Interest on balances with depository institutions	3	5	4	18
Interest on loans to political subdivisions	415	345	808	710
Interest on federal funds sold	7	24	15	74
Interest on trading securities	8	10	31	43
Income from available-for-sale and held-to-maturity securities:
Taxable	4,268	4,768	8,922	9,759
Tax-exempt	1,124	736	2,060	1,439
Dividends	160	216	359	449
Total interest and dividend income	17,341	18,373	34,912	37,073
INTEREST EXPENSE
Interest on deposits	3,699	4,757	7,680	10,384
Interest on short-term borrowings	140	237	310	543
Interest on long-term borrowings	2,325	2,730	4,780	5,453
Total interest expense	6,164	7,724	12,770	16,380
Interest margin	11,177	10,649	22,142	20,693
Provision (credit) for loan losses	93	(376)	(80)	528
Interest margin after provision (credit) for loan losses	11,084	11,025	22,222	20,165

OTHER INCOME
Trust and financial management revenue	870	975	1,639	1,852
Service charges on deposit accounts	1,150	1,103	2,197	2,049
Service charges and fees	227	187	417	361
Insurance commissions, fees and premiums	76	97	157	169
Increase in cash surrender value of life insurance	126	192	277	390
Other operating income	605	601	1,133	1,821
Sub-total	3,054	3,155	5,820	6,642
Total other-than-temporary impairment losses on available-for-sale securities	(17,974)	(1,171)	(42,955)	(1,420)
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	(1,806)	0	6,495	0
Net impairment losses recognized in earnings	(19,780)	(1,171)	(36,460)	(1,420)
Realized gains on available-for-sale securities, net	785	304	786	443
Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(18,995)	(867)	(35,674)	(977)
Total other (loss) income	(15,941)	2,288	(29,854)	5,665
OTHER EXPENSES
Salaries and wages	3,318	3,736	6,659	7,427
Pensions and other employee benefits	1,075	1,079	2,319	2,230
Occupancy expense, net	679	717	1,421	1,471
Furniture and equipment expense	702	642	1,376	1,290
FDIC assessments	956	24	1,258	47
Pennsylvania shares tax	318	292	636	584
Other operating expense	2,110	1,767	4,127	3,672
Total other expenses	9,158	8,257	17,796	16,721
(Loss) income before income tax provision	(14,015)	5,056	(25,428)	9,109
Income tax provision	(5,284)	1,303	(9,672)	2,240
Net (loss) income	(8,731)	3,753	(15,756)	6,869
U.S Treasury preferred dividends	373	0	682	0
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(9,104)	$3,753	$(16,438)	$6,869

PER SHARE DATA:
Net (loss) income per average common share - basic	$(1.01)	$0.42	$(1.83)	$0.77
Net (loss) income per average common share - diluted	$(1.01)	$0.42	$(1.83)	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Cash Flows	6 Months Ended
(In Thousands)	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,756)	$6,869
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Credit) provision for loan losses	(80)	528
Realized losses on available-for-sale securities, net	35,674	977
Loss (gain) on sale of foreclosed assets, net	10	(39)
Depreciation expense	1,433	1,449
Loss on disposition of premises and equipment	8	0
Accretion and amortization on securities, net	20	220
Accretion and amortization on loans, deposits and borrowings, net	(176)	(208)
Increase in cash surrender value of life insurance	(277)	(390)
Stock-based compensation	314	256
Amortization of core deposit intangibles	161	276
Deferred income taxes	(7,856)	(477)
Net decrease (increase) in trading securities	116	(1,862)
Increase in accrued interest receivable and other assets	(6,422)	(1,629)
(Decrease) increase in accrued interest payable and other liabilities	(245)	1,587
Net Cash Provided by Operating Activities	6,924	7,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	4	2
Proceeds from sales of available-for-sale securities	14,452	15,131
Proceeds from calls and maturities of available-for-sale securities	31,779	38,525
Purchase of available-for-sale securities	(61,178)	(55,473)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4)	(1,772)
Redemption of Federal Home Loan Bank of Pittsburgh stock	0	1,974
Net decrease (increase) in loans	15,538	(14,913)
Purchase of premises and equipment	(650)	(732)
Return of principal on limited partnership investment	26	15
Proceeds from sale of foreclosed assets	320	299
Net Cash Provided by (Used in) Investing Activities	287	(16,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	21,874	9,872
Net (decrease) increase in short-term borrowings	(9,157)	1,481
Proceeds from long-term borrowings	0	24,703
Repayments of long-term borrowings	(15,151)	(27,185)
Purchase of treasury stock	0	(852)
Issuance of US Treasury preferred stock and warrant	26,409	0
Sale of treasury stock	30	0
Tax benefit from compensation plans	92	0
US Treasury preferred dividends paid	(427)	0
Common dividends paid	(3,630)	(4,091)
Net Cash Provided by Financing Activities	20,040	3,928
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,251	(5,459)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,028	31,661
CASH AND CASH EQUIVALENTS, END OF PERIOD	$51,279	$26,202
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$954	$204
Securities transferred from trading to available-for-sale	$1,643	$3,072
Accrued purchase of available-for-sale securities	$3,308	$0
Interest paid	$13,049	$16,519
Income taxes paid	$1,275	$2,054

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statement of Changes
in Stockholders' Equity
(In Thousands Except Per Share Data)					Accumulated
					Other	Unamortized
	Preferred	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Stock	Capital	Earnings	Loss	Compensation	Stock	Total
Balance, December 31, 2008	$0	$9,284	$44,308	$97,757	$(23,214)	$(48)	$(6,061)	$122,026
Comprehensive (loss) income:
Net loss				(15,756)				(15,756)
Unrealized gain on securities, net of reclassification and tax (including unrealized loss, net of tax, of $4,287 on securities for which an other-than-temporary impairment loss has been recognized)					7,938			7,938
Change in value of FASB 158 adjustment to equity					(261)			(261)
Total comprehensive loss								(8,079)
Reclassify non-credit portion of other-than-temporary impairment losses recognized in prior period				2,378	(2,378)			0
Issuance of U.S. Treasury preferred stock	25,588		821					26,409
Accretion of discount associated with U.S. Treasury preferred stock	76			(76)				0
Cash dividends on U.S. Treasury preferred stock				(606)				(606)
Cash dividends declared on common stock, $.48 per share				(4,303)				(4,303)
Shares issued for dividend reinvestment plan			46				629	675
Shares issued from treasury related to exercise of stock options			(4)				34	30
Restricted stock granted			10			(79)	69	0
Forfeiture of restricted stock			(1)			3	(2)	0
Stock-based compensation expense			273			41		314
Tax benefit from employee benefit plan				92				92
Balance, June 30, 2009	$25,664	$9,284	$45,453	$79,486	$(17,915)	$(83)	$(5,331)	$136,558

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

Results reported for the three-month and six-month periods ended June 30, 2009 might not be indicative of the results for the year ending December 31, 2009.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2. CHANGES IN ACCOUNTING PRINCIPLES

As of January 1, 2009, the Corporation adopted the following new accounting pronouncements:

·
FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends other-than-temporary impairment (OTTI) accounting guidance for debt securities, requires new disclosures and changes the presentation and amount of OTTI recognized in the income statement.  The FSP requires impairment of debt securities be separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  The total OTTI is presented in the income statement with an offset for the amount of total OTTI recognized in other comprehensive income.  As required, the Corporation recognized the cumulative effect of adopting this FSP as an increase in retained earnings of $2,378,000, and a decrease in accumulated other comprehensive loss of the same amount, as of January 1, 2009.  For the six-month period ended June 30, 2009, the effect of adopting this FSP was to reduce impairment losses recognized in earnings by $6,495,000, and increase the income tax provision by $2,208,000, resulting in an increase in net income of $4,287,000, or $0.48 per average common share.  For the three-month period ended June 30, 2009, the effect of adopting this FSP was to increase impairment losses recognized in earnings by $1,806,000, and reduce the income tax provision by $614,000, resulting in a reduction in net income (larger net loss) of $1,192,000, or $0.13 per average common share.  Additional disclosures required by this FSP are provided in Note 6 to the Consolidated Financial Statements.

·
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

·
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Values of Financial Instruments” requires the Corporation to provide disclosures each quarter that had previously been required only on an annual basis, about the fair value of financial instruments.  The required disclosures are provided in Note 7 to the Consolidated Financial Statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. PER COMMON SHARE DATA

Basic net (loss) income per average common share represents income available to common shareholders divided by the weighted-average number of shares of common stock outstanding.  As shown in the table that follows, diluted net income per common share for the three-month and six-month periods ended June 30, 2008 was computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of common shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.  For the three-month and six-month periods ended June 30, 2009, outstanding stock options and the warrant (issued in January 2009) are anti-dilutive, and are therefore excluded in determining diluted loss per common share.

		Weighted-
	Net	Average	Earnings
	(Loss)	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2009
Earnings per common share – basic and diluted	$(16,438,000)	8,964,850	$(1.83)

Six Months Ended June 30, 2008
Earnings per share – basic	$6,869,000	8,968,999	$0.77
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		148,788
Hypothetical share repurchase at $19.09		(133,389)
Earnings per share – diluted	$6,869,000	8,984,398	$0.76

Quarter Ended June 30, 2009
Earnings per common share – basic and diluted	$(9,104,000)	8,973,531	$(1.01)

Quarter Ended June 30, 2008
Earnings per share – basic	$3,753,000	8,963,552	$0.42
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		148,788
Hypothetical share repurchase at $ 18.89		(134,800)
Earnings per share – diluted	$3,753,000	8,977,540	$0.42

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the total of (1) net (loss) income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive (loss) income, and the related tax effects, are as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(8,731)	$3,753	$(15,756)	$6,869

Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	(9,517)	(5,086)	(23,647)	(14,829)
Reclassification adjustment for losses realized in income	18,995	867	35,674	977
Other comprehensive gain (loss) before income tax	9,478	(4,219)	12,027	(13,852)
Income tax related to other comprehensive gain (loss)	3,222	(1,435)	4,089	(4,710)
Other comprehensive gain (loss) on available-for-sale securities	6,256	(2,784)	7,938	(9,142)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in
accumulated other comprehensive loss	(209)	0	(462)	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	54	6	66	11
Other comprehensive (loss) gain before income tax	(155)	6	(396)	11
Income tax related to other comprehensive (loss) gain	(53)	1	(135)	2
Other comprehensive (loss) gain on unfunded retirement obligations	(102)	5	(261)	9

Net other comprehensive gain (loss)	6,154	(2,779)	7,677	(9,133)

Total comprehensive (loss) income	$(2,577)	$974	$(8,079)	$(2,264)

In the six-month period ended June 30, 2009, the Corporation recognized other comprehensive loss of $6,495,000 before income tax, or $4,287,000 after income tax, related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.  In the second quarter 2009, the Corporation recognized other comprehensive income of $1,806,000 before income tax, or $1,192,000 after income tax, related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

At June 30 2009, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		June 30, 2009
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$20,851	$0	$20,851
Obligations of states and political subdivisions	6,789	87,523	0	94,312
Mortgage-backed securities	4,291	166,591	0	170,882
Collateralized mortgage obligations	0	71,643	0	71,643
Corporate bonds	0	1,078	0	1,078
Trust preferred securities issued by individual institutions	0	6,566	0	6,566
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,471	8,471
Pooled trust preferred securities - mezzanine tranches	0	0	28,999	28,999
Other collateralized debt obligations	0	713	0	713
Total debt securities	11,080	354,965	37,470	403,515
Marketable equity securities	12,276	0	0	12,276
Total available-for-sale securities	23,356	354,965	37,470	415,791

TRADING SECURITIES,
Obligations of states and political subdivisions	484	63	0	547

Total	$23,840	$355,028	$37,470	$416,338

Management determined there were virtually no trades of pooled trust-preferred securities in the second half of 2008 or the first half of 2009, except for a limited number of transactions that took place as a result of bankruptcies, forced liquidations or similar circumstances.  Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs.  Accordingly, in the third quarter of 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows.

At June 30, 2009, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management used the cash flow estimates for each security determined using the process described in Note 6.  Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  In establishing the discount rates, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates (3-month LIBOR, for most of the Corporation’s securities) over corresponding risk-free rates (3-month U.S. Treasury Bill, for most of the Corporation’s securities) in 2009; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for assets (pooled trust-preferred securities) measured at fair value based on significant unobservable information:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2009	2008	2009	2008
	(Current)	(Prior Year)	(Current)	(Prior Year)
Balance, beginning of period	$49,833	$0	$58,914	$0
Transfers	0	0	0	0
Purchases, issuances and settlements	(72)	0	41	0
Realized (losses) on securities deemed worthless	0	0	(335)	0
Unrealized (losses) included in earnings	(19,176)	0	(30,281)	0
Unrealized gains included in other
comprehensive income	6,885	0	9,131	0
Balance, end of period	$37,470	$0	$37,470	$0

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 6, and are included in net impairment losses recognized in earnings in the consolidated statement of income.

6. SECURITIES

The Corporation’s trading assets at June 30, 2009 and December 31, 2008 were composed exclusively of municipal bonds.  Gains and losses from trading activities are included in other operating income in the consolidated statement of income as follows (in thousands):
	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2009	2008	2009	2008
Gross realized gains	$1	$5	$41	$40
Gross realized losses	(104)	(63)	$(104)	(63)
Net change in unrealized gains/losses	123	15	66	(1)
Net gains (losses)	$20	$(43)	$3	$(24)
Income taxes related to net gains (losses)	$7	$(15)	$1	$(8)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2009 and December 31, 2008 are summarized as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		June 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$20,455	$424	$(28)	$20,851
Obligations of states and political subdivisions	102,531	354	(8,573)	94,312
Mortgage-backed securities	166,275	4,622	(15)	170,882
Collateralized mortgage obligations	73,652	612	(2,621)	71,643
Corporate bonds	1,000	78	0	1,078
Trust preferred securities issued by individual institutions	10,326	0	(3,760)	6,566
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,763	0	(3,292)	8,471
Pooled trust preferred securities - mezzanine tranches	44,029	0	(15,030)	28,999
Other collateralized debt obligations	713	0	0	713
Total debt securities	430,744	6,090	(33,319)	403,515
Marketable equity securities	11,653	1,459	(836)	12,276
Total	$442,397	$7,549	$(34,155)	$415,791

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$302	$9	$0	$311
Obligations of other U.S. Government agencies	100	1	0	101
Total	$402	$10	$0	$412

		December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$701	$0	$16,201
Obligations of states and political subdivisions	80,838	197	(6,812)	74,223
Mortgage-backed securities	171,453	2,632	(229)	173,856
Collateralized mortgage obligations	70,619	187	(2,572)	68,234
Corporate bonds	1,000	117	0	1,117
Trust preferred securities issued by individual institutions	10,436	0	(2,835)	7,601
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,938	0	(3,296)	8,642
Pooled trust preferred securities - mezzanine tranches	70,826	0	(20,554)	50,272
Other collateralized debt obligations	692	0	0	692
Total debt securities	433,302	3,834	(36,298)	400,838
Marketable equity securities	21,405	1,918	(4,473)	18,850
Total	$454,707	$5,752	$(40,771)	$419,688

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$304	$16	$0	$320
Obligations of other U.S. Government agencies	100	4	0	104
Mortgage-backed securities	2	0	0	2
Total	$406	$20	$0	$426

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

June 30, 2009	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$4,927	$(28)	$0	$0	$4,927	$(28)
Obligations of states and political subdivisions	19,475	(1,175)	42,436	(7,398)	61,911	(8,573)
Mortgage-backed securities	4,295	(13)	704	(2)	4,999	(15)
Collateralized mortgage obligations	9,678	(276)	37,582	(2,345)	47,260	(2,621)
Trust preferred securities issued by individual institutions	3,190	(1,819)	3,376	(1,941)	6,566	(3,760)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	8,471	(3,292)	0	0	8,471	(3,292)
Pooled trust preferred securities - mezzanine tranches	0	0	29,001	(15,030)	29,001	(15,030)
Total debt securities	50,036	(6,603)	113,099	(26,716)	163,135	(33,319)
Marketable equity securities	818	(240)	983	(596)	1,801	(836)
Total temporarily impaired available-for-sale
Securities	$50,854	$(6,843)	$114,082	$(27,312)	$164,936	$(34,155)

December 31, 2008	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of states and political subdivisions	$29,867	$(3,202)	$26,679	$(3,610)	$56,546	$(6,812)
Mortgage-backed securities	21,746	(137)	6,713	(92)	28,459	(229)
Collateralized mortgage obligations	26,117	(1,054)	17,644	(1,518)	43,761	(2,572)
Trust preferred securities issued by individual institutions	3,810	(1,201)	3,791	(1,634)	7,601	(2,835)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	8,642	(3,296)	0	0	8,642	(3,296)
Pooled trust preferred securities - mezzanine tranches	0	0	41,911	(20,554)	41,911	(20,554)
Total debt securities	90,182	(8,890)	96,738	(27,408)	186,920	(36,298)
Marketable equity securities	4,062	(1,080)	6,407	(3,393)	10,469	(4,473)
Total temporarily impaired available-for-sale
Securities	$94,244	$(9,970)	$103,145	$(30,801)	$197,389	$(40,771)

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

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Pooled trust preferred securities - mezzanine tranches	$(19,176)	$0	$(30,281)	$0
Marketable equity securities (bank stocks)	(604)	(1,171)	(6,179)	(1,420)

Net impairment losses recognized in earnings	$(19,780)	$(1,171)	$(36,460)	$(1,420)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2009 is provided below.

Debt Securities

In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities at June 30, 2009 have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007, all of 2008 and the first half of 2009.  There have been widespread disruptions to the normal operation of bond markets.  Particularly with regard to pooled trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers.

At June 30, 2009, management performed an assessment for possible OTTI of the Corporation’s investments in U.S. Government agency bonds and mortgage-backed securities, obligations of state and political subdivisions, collateralized mortgage obligations and trust preferred securities issued by individual issuers (banking companies) on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Based on the results of the assessment, management believes impairment of these debt securities at June 30, 2009 to be temporary.

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

All of the Corporation’s pooled trust-preferred securities were deemed investment grade by Moody’s and/or Fitch when they were purchased; however, all of the rated securities have been downgraded by Moody’s and by Fitch.  As of June 30, 2009, the Corporation’s investment in a senior tranche security has an investment grade rating; however, all the mezzanine tranche securities have ratings several levels below investment grade or are not rated.  In 2008 and the first half of 2009, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted.  Trust-preferred securities are structured so that the issuers pay more interest into the trusts than would be required for pass through to the investors in the rated notes (such as the Corporation), with the excess used to cover administrative and other expenses, and to provide a cushion for some protection against the risk of loss for investors in the rated notes.

As of June 30, 2009, management evaluated the pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers.  In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service.  Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable rate pooled trust-preferred securities) based on the applicable forward curve.  Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

For the senior tranche security with an amortized cost of $11,763,000, and four of the mezzanine tranche securities with an aggregate amortized cost of $14,308,000, the present value at June 30, 2009 determined based on estimated cash flows had not declined from management’s previous assumptions used to determine book value, and accordingly, impairment was deemed temporary.  However, for sixteen of the securities, the present values declined, including three securities which have been deemed worthless.  As shown in the table above, the Corporation wrote the amortized cost basis of trust-preferred securities down to present value by $30,281,000 (pre-tax) in the first six months of 2009, including $19,176,000 in the second quarter.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As described in Note 2, the Corporation adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” effective January 1, 2009.  As a result of implementing the FSP, the Corporation separated OTTI related to the trust-preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  The Corporation measured the credit loss component of OTTI based on the difference between: (1) the present value of estimated cash flows, at the book yield in effect prior to recognition of any OTTI, as of June 30, 2009, and (2) the present value of estimated cash flows as of the end of the immediate prior quarter using book yield and management’s cash flow assumptions at that time.  For the six-month period ended June 30, 2009, the effect of adopting this FSP was to reduce pre-tax impairment losses recognized in earnings by $6,495,000.  For the three-month period ended June 30, 2009, the effect of adopting this FSP was to increase impairment losses recognized in earnings by $1,806,000.

A roll-forward of the OTTI amount related to credit losses for the three-month and six-month periods ended June 30, 2009 is as follows:

(In Thousands)	3 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period (as measured effective January 1, 2009 upon adoption of FSP FAS 115-2 and FAS 124-2)	$(13,467)	$(2,362)

Additional credit loss for which an OTTI was not previously
recognized	(5,197)	(23,020)

Reduction for securities losses realized during the period	9,311	9,311

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	(13,979)	(7,261)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$(23,332)	$(23,332)

Write-downs associated with securities deemed worthless are included in the line item labeled “Reduction for securities losses realized during the period” in the table immediately above.

Equity Securities

The Corporation’s marketable equity securities include stocks of banking companies, and to a lesser extent, a mix of non-financial equities which include large cap domestic and foreign companies, as well as equity-based mutual funds and similar instruments.  At June 30, 2009, the fair value of bank equities was $10,155,000, and the fair value of non-bank equities was $2,121,000.  Management evaluates the financial condition, earnings, dividend payment prospects and other relevant factors related to each issuer for which the stock is in an unrealized loss position, to determine whether the Corporation can realistically expect to recover its cost basis without realizing a loss.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management’s decision to record OTTI losses on bank stocks in 2009 was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement in the second quarter 2009), and (2) management’s intent to sell some of the stocks in 2009 to generate capital losses, which could be carried back and offset against capital gains generated in 2006 and 2007 to realize tax refunds.  The Corporation sold bank stocks with a cost basis (adjusted for prior OTTI charges) totaling $3,651,000 in the first six months of 2009, and recorded an aggregate pre-tax realized gain on the sales of $1,024,000.  The total realized gains on sales of bank stocks included gains totaling $291,000 on stocks for which OTTI had been previously recognized, and gains totaling $733,000 on sales of stocks for which no OTTI had been recognized.  After the impact of the impairment charges and sales, virtually all of the Corporation’s remaining bank stocks had an unrealized gain at June 30, 2009.

Consistent with declines in U.S. and worldwide equity markets, the values of the non-financial equities fell in the last half of 2008 and first quarter 2009, and appreciated in the second quarter 2009.  At June 30, 2009, the total amortized cost basis of investments in non-bank equities in an unrealized loss position was $2,586,000, with an aggregate fair value of $1,751,000 and an unrealized loss of $835,000, or 32% of cost.  There were 46 non-bank equities in an unrealized loss position at June 30, 2009.  The largest unrealized loss amounts were from: (1) Federated Index Trust Mid-Cap Fund, which is indexed to the S&P 400 Mid-Cap Index, with an unrealized loss of $225,000 or 43% of cost, and (2) iShares MCSI EAFE Index Funds, an exchange traded fund indexed to international stocks, with an unrealized loss of $154,000, or 43% of cost.  In the case of these two securities, as well as the rest of the non-bank equities, management believes the impairment to be a product of the current, cyclical downturn in equity markets, and management expects the Corporation to hold the securities until its cost basis can be recovered.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2009 and December 31, 2008. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$51,279	$51,279	$24,028	$24,028
Trading securities	547	547	2,306	2,306
Available-for-sale securities	415,791	415,791	419,688	419,688
Held-to-maturity securities	402	413	406	426
Restricted equity securities	8,970	8,970	8,954	8,954
Loans, net	719,347	720,425	735,687	725,586
Accrued interest receivable	5,606	5,606	5,846	5,846

Financial liabilities:
Deposits	885,944	897,292	864,057	870,767
Short-term borrowings	39,390	39,062	48,547	47,653
Long-term borrowings	221,658	230,046	236,926	240,521
Accrued interest payable	781	781	956	956

8. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at June 30, 2009 and December 31, 2008, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

The Corporation’s defined benefit pension plan was frozen and terminated, effective December 31, 2007.  In September 2008, the Corporation funded and settled substantially all of its obligations under the Plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the table that follows for 2009, but was insignificant for 2008.  The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans	Pension		Postretirement
(In Thousands)	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$0	$20	$37	$35
Interest cost	33	298	47	39
Expected return on plan assets	(22)	(153)	0	0
Amortization of transition (asset) obligation	0	(12)	18	18
Amortization of prior service cost	0	0	7	5
Loss from partial settlement	39	0	0	0
Recognized net actuarial loss	2	0	0	0
Net periodic benefit cost	$52	$153	$109	$97

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$0	$10	$18	$18
Interest cost	33	149	24	19
Expected return on plan assets	(22)	(76)	0	0
Amortization of transition (asset) obligation	0	(6)	9	9
Amortization of prior service cost	0	0	4	3
Loss from partial settlement	39	0	0	0
Recognized net actuarial loss	2	0	0	0
Net periodic benefit cost	$52	$77	$55	$49

In the first six months of 2009, the Corporation funded postretirement contributions totaling $30,000, with estimated annual postretirement contributions of $60,000 expected in 2009 for the full year.  There were no contributions made to the Citizens Trust Company Retirement Plan in the first six months of 2009.  Subsequent to June 30, 2009, the Corporation made contributions totaling $220,000 to the Citizens Trust Company Retirement Plan, including $200,000 for the 2008 plan year and $20,000 for the 2009 plan year.  The amount funded for the 2008 plan year exceeded legal minimum funding requirements, which ranged from $38,000 to $41,000, depending on timing of the contributions.  Additional contributions for the 2009 plan year totaling $18,000 are expected to be made in October 2009 and January 2010.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total stock-based compensation is as follows:

(In Thousands)	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2009	2008	2009	2008
Stock options	$103	$91	$273	$209
Restricted stock	21	23	41	47

Total	$124	$114	$314	$256

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

The shares of Preferred Stock are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Stock, (ii) any amendment to the rights of the shares of Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock.  If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect 2 directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.  As of June 30, 2009, no dividends on the preferred stock were in arrears.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity.  Proceeds from the transaction, net of direct issuance costs of $31,000, have been allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance.  The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes option model.  The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000.  As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000.  In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%.  In 2009, total dividends on Preferred Stock of $682,000, which has been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Income, included quarterly dividends paid of $427,000, dividends accrued based on the stated value of $179,000 and accretion of the discount on Preferred Stock of $76,000.

11.  CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted.  In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

12.  SUBSEQUENT EVENTS

The Corporation has evaluated and disclosed all material subsequent events that provide additional evidence about conditions that existed as of June 30, 2009.  The Corporation evaluated these subsequent events through August 7, 2009, the date on which the financial statements contained herein were issued.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this quarterly report on Form 10-Q are forward-looking statements. Citizens & Northern Corporation and its wholly-owned subsidiaries (collectively, the Corporation) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995. Forward-looking statements, which are not historical facts, are based on certain assumptions and describe future plans, business objectives and expectations, and are generally identifiable by the use of words such as, "should", “likely”, "expect", “plan”, "anticipate", “target”, “forecast”, and “goal”.  These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond management’s control and could cause results to differ materially from those expressed or implied by such forward-looking statements.  Factors which could have a material, adverse impact on the operations and future prospects of the Corporation include, but are not limited to, the following:

·	changes in monetary and fiscal policies of the Federal Reserve Board and the U. S. Government, particularly related to changes in interest rates
·	changes in general economic conditions
·	legislative or regulatory changes
·	downturn in demand for loan, deposit and other financial services in the Corporation’s market area
·	increased competition from other banks and non-bank providers of financial services
·	technological changes and increased technology-related costs
·	changes in accounting principles, or the application of generally accepted accounting principles.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

REFERENCES TO 2009 AND 2008

Unless otherwise noted, all references to “2009” in the following discussion of operating results are intended to mean the six months ended June 30, 2009, and similarly, references to “2008” relate to the six months ended June 30, 2008.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
dollars in thousands, except per-share data

	2009		2008
	After-tax		After-tax
	(Loss)/	Diluted	(Loss)/	Diluted
QUARTER ENDED JUNE 30:	Income	EPS	Income	EPS

Net (loss) income available to common shareholders	$(9,104)	$(1.01)	$3,753	$0.42

Other-than-temporary impairment losses
on available-for-sale securities	(19,780)		(1,171)
Income taxes, at 34%	6,725		398
Other-than-temporary impairment losses, net	(13,055)		(773)

Core earnings available to common shareholders	$3,951	$0.44	$4,526	$0.50

SIX MONTHS ENDED JUNE 30:

Net (loss) income available to common shareholders	$(16,438)	$(1.83)	$6,869	$0.76

Other-than-temporary impairment losses
on available-for-sale securities	(36,460)		(1,420)
Income taxes, at 34%	12,396		483
Other-than-temporary impairment losses, net	(24,064)		(937)

Core earnings available to common shareholders	$7,626	$0.85	$7,806	$0.87

EARNINGS OVERVIEW

The Corporation reported a net loss available to common shareholders of $16,438,000, or $1.83 per diluted share, in the first six months of 2009, which included positive Core Earnings available to common shareholders of $7,626,000 ($0.85 per diluted share), reduced by after-tax other-than-temporary impairment (OTTI) charges on available-for-sale securities of $24,064,000.   For the first six months of 2008, the Corporation reported net income of $6,869,000, or $0.76 per diluted share, including Core Earnings of $7,806,000 ($0.87 per diluted share), reduced by after-tax OTTI charges on available-for-sale securities of $937,000.  Core Earnings is an earnings performance measurement which the Corporation’s management has defined to exclude OTTI losses on available-for-sale securities.  Core Earnings is a performance measurement that is not based on U.S. generally accepted accounting principles.  Management believes Core Earnings information is meaningful for evaluating the Corporation’s operating performance, because it excludes some of the impact of market volatility as it relates to investments in pooled trust-preferred securities and bank stocks.

OTTI charges in the first six months of 2009 included pre-tax impairment charges on pooled trust-preferred securities totaling $30,281,000 and bank stocks totaling $6,179,000.  Pooled trust-preferred securities are long-term instruments, mainly issued by banks, with 30 or more companies included in each pool.  The impairment charges on pooled trust-preferred securities resulted from management’s assessment that it is unlikely some of the previously anticipated principal and interest will be received on several of the securities.    Accordingly, management wrote down the cost basis of these securities to their estimated present value based on discounted cash flows as of June 30, 2009.  After the impact of the impairment charges, the Corporation’s cost basis in pooled trust-preferred securities totaled $55.8 million, including senior tranche assets of $11.8 million and mezzanine tranche assets of $44.0 million.  The estimated fair value at June 30, 2009 of pooled trust-preferred securities was $37.4 million.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As described in more detail in Notes 2 and 6 to the Consolidated Financial Statements, the Corporation adopted three new accounting principles in the first quarter 2009, including FSP FAS 115-2 and FAS 124-2.  This new FSP resulted in a change in the measurement of OTTI.  For the six-month period ended June 30, 2009, the effect of adopting this FSP was to reduce impairment losses recognized in earnings by $6,495,000, and increase the income tax provision by $2,208,000, resulting in an increase in net income of $4,287,000, or $0.48 per average common share.  For the three-month period ended June 30, 2009, the effect of adopting this FSP was to increase impairment losses recognized in earnings by $1,806,000, and reduce the income tax provision by $614,000, resulting in a reduction in net income (larger net loss) of $1,192,000, or $0.13 per average common share.

Other significant changes in the pre-tax components of Core Earnings for the first six months of 2009, as compared to the corresponding period in 2008, were as follows:

·
The interest margin increased $1,449,000, or 7.0%.  The interest margin has been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings.

·
Noninterest income decreased $822,000, or 12.4%.  In the first half of 2008, noninterest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering.  Also, in the first half of 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $202,000 in the first six months of 2008.

·
The provision for loan losses was $608,000 lower in the first six months of 2009. The ratio of nonperforming loans and other real estate owned, as a percentage of assets, was 0.84% at June 30, 2009, higher than the 0.65% level a year earlier, but still relatively low by historical standards.

·
Noninterest expense increased $1,075,000, or 6.4%.  FDIC insurance costs increased $1,211,000 in the first six months of 2009, to $1,258,000 from $47,000 in the first half of 2008.  The higher FDIC costs included the effects of premium increases and a special assessment of $589,000.  Excluding FDIC costs, total noninterest expense was 0.8% lower in the first six months of 2009 as compared to the corresponding period in 2008.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2008	2008	2008	2008
Interest income	$17,341	$17,571	$18,589	$18,575	$18,373	$18,700
Interest expense	6,164	6,606	7,195	7,474	7,724	8,656
Interest margin	11,177	10,965	11,394	11,101	10,649	10,044
Provision (credit) for loan losses	93	(173)	240	141	(376)	904
Interest margin after provision for loan losses	11,084	11,138	11,154	10,960	11,025	9,140
Other income	3,054	2,766	3,179	3,062	3,155	3,487
Net losses on available-for-sale securities	(18,995)	(16,679)	(3,878)	(4,483)	(867)	(110)
Other expenses	9,158	8,638	7,989	8,736	8,257	8,464
(Loss) income before income tax provision	(14,015)	(11,413)	2,466	803	5,056	4,053
Income tax (credit) provision	(5,284)	(4,388)	288	(209)	1,303	937
Net (loss) income	(8,731)	(7,025)	2,178	1,012	3,753	3,116
US Treasury preferred dividends	373	309	0	0	0	0
Net (loss) income available to common shareholders	$(9,104)	$(7,334)	$2,178	$1,012	$3,753	$3,116
Net (loss) income per common share – basic	$(1.01)	$(0.82)	$0.24	$0.11	$0.42	$0.35
Net (loss) income per common share – diluted	$(1.01)	$(0.82)	$0.24	$0.11	$0.42	$0.35

Prospects for the Remainder of 2009

As described in the “Earnings Overview” section above, the Corporation reported a net loss for the each of the first two quarters of 2009, primarily because of substantial securities write-downs.  While the securities portfolio is a significant concern, management remains optimistic about annual 2009 Core Earnings results.  Core Earnings results for 2009 reflect the impact of significant operational changes made in 2007 and 2008, including successful implementation of an overdraft privilege program, as well as other enhancements to noninterest revenue sources resulting from a profitability review conducted by a nationally recognized consulting firm in 2008.  In addition to revenue enhancements, the consulting firm worked with management to identify improvements in efficiency of various operational activities, which have resulted in significant expense reductions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

A major variable that affects the Corporation’s earnings is securities gains and losses.  The Corporation’s losses from trust-preferred securities and bank stocks stem from the much-publicized economic problems affecting the national and international economy, which have particularly hurt the banking industry.  Although management believes these conditions to be cyclical, the Corporation has significant unrealized losses on its available-for-sale securities as of June 30, 2009, with its largest unrealized losses on trust-preferred securities.  Notes 5 and 6 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities.  Management will continue to closely monitor the status of impaired securities in 2009.

The Corporation’s Core Earnings results for the first six months of 2009 benefited from a credit provision for loan losses of $80,000.  Issues related to larger commercial borrowers significantly affect the Corporation’s provision for loan losses in any particular period.  Accordingly, the amount of loan loss provision for the remainder of 2009 will depend substantially on the credit status of the commercial portfolio.  Although management is concerned about the condition of the national economy and the potential for problems in our market area, to date the Corporation has not experienced significant deterioration in loan delinquencies, or a noticeable change in volume of activity related to troubled loans or foreclosures.  The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of subprime mortgage loans that have received negative publicity.  However, if economic conditions deteriorate significantly in 2009, the Corporation may need to increase the provision for loan losses for the impact on the residential mortgage and consumer portions of the loan portfolio.

Despite the operational improvements cited above, the Corporation faces several factors that will negatively affect noninterest revenues and expenses in 2009.  Management expects total noninterest operating expenses to increase slightly in 2009 as compared to 2008, mainly because of higher FDIC premiums.  FDIC insurance costs increased $1,211,000 in the first six months of 2009, including the effects of higher recurring premiums as well as a special assessment of $589,000. The FDIC has increased its recurring charges and instituted the special assessment for all banks, to cover the FDIC’s costs associated with dealing with troubled institutions.  In the second half of 2009, the Corporation’s FDIC expense is expected to range between $650,000 and $700,000, plus any additional charges that may be assessed.  Also, total noninterest revenue may be lower in 2009 than in 2008.  In 2008, noninterest income included a gain of $533,000 from redemption of Visa shares, resulting from Visa’s initial public offering.  Another source of revenue that is not expected to recur in 2009 is dividend income from the Federal Home Loan Bank of Pittsburgh restricted stock, which totaled $334,000 in 2008.  The Federal Home Loan Bank of Pittsburgh’s 2008 financial results were affected by significant losses on its securities portfolio, and it has discontinued paying dividends for the foreseeable future.  Based on the information that has become publicly available through early August 2009, management does not believe its investment in Federal Home Loan Bank of Pittsburgh restricted stock of $8.6 million to be impaired at June 30, 2009; however, management will monitor the situation for possible deterioration that could result in an impairment loss in 2009.  In addition to these issues, the Corporation’s revenues from Trust and Financial Management activities are expected to fall slightly in 2009, because the market value of assets under management (which is used as the basis for determining the amount of fees for most Trust services) has fallen as a result of the significant declines in U.S. and international equity markets.

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

In July 2009, the Corporation amended its Dividend Reinvestment and Stock Purchase and Sale Plan.  One of the effects of the plan amendments is to permit the Corporation to sell common shares directly under the plan at a discount.  The initial percentage discount has been set at 5%.  Management expects common equity to increase as a result of this plan amendment; however, the amount of activity that will result from the changes in the plan is unknown.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

As described in Note 5 to the consolidated financial statements, in 2008, the Corporation changed its method of valuing pooled trust-preferred securities from using price quotes received from pricing services, to a Level 3 (as described in SFAS No. 157) methodology, using discounted cash flows.  At both June 30, 2009 and December 31, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.

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

NET INTEREST MARGIN

The Corporation’s primary source of operating income is represented by the net interest margin.  The net interest margin is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest margin for the first six months of 2009 and 2008.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

The fully taxable equivalent net interest margin was $23,505,000 in 2009, $1,812,000 (8.4%) higher than in 2008.  As shown in Table IV, net increases in volume had the effect of increasing net interest income $950,000 in 2009 over 2008, and interest rate changes had the effect of increasing net interest income $862,000. The most significant component of the volume change in interest income in 2009 was an increase of $829,000 attributable to growth in the tax-exempt portion of the available-for-sale securities portfolio. The most significant volume change in interest expense in 2009 was a decrease of $574,000 resulting from a decrease in borrowed funds.  As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.44% in 2009, as compared to 3.17% in 2008.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $36,275,000 in 2009, a decrease of 4.7% from 2008.  Income from available-for-sale securities increased $9,000, while interest and fees from loans decreased $1,717,000, or 6.7%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2009 rose to $464,270,000, an increase of $19,098,000, or 4.3% from 2008.  The Corporation has increased its municipal security portfolio and increased its yield at attractive prices. The Corporation’s yield on taxable securities fell primarily because interest rates on variable-rate trust preferred securities have decreased. The average rate of return on available-for-sale securities was 5.34% for 2009 and 5.55% in 2008.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of gross loans decreased 0.6% to $732,992,000 in 2009 from $737,740,000 in 2008.  Due to the challenging economic environment, the Corporation has experienced contraction in the balance of its mortgage and consumer loan portfolios, with slight growth in average commercial and tax-exempt loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.57% in 2009 and 6.98% in 2008.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $3,610,000, or 22.0%, to $12,770,000 in 2009 from $16,380,000 in 2008.  Table III shows that the overall cost of funds on interest-bearing liabilities fell to 2.53% in 2009 from 3.25% in 2008.

Total average deposits (interest-bearing and noninterest-bearing) increased 4.3%, to $871,139,000 in 2009 from $835,466,000 in 2008.  This increase has come in interest checking, money market, and individual retirement accounts and is partially offset by a reduction in the balance in certificates of deposit. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts have decreased significantly in 2009 as compared to 2008. The decreases in rates reduced interest expense on deposits by $2,856,000.

Total average borrowed funds decreased $26,375,000 to $271,313,000 in 2009 from $297,688,000 in 2008.  During 2008 and early 2009, the Corporation has generally paid off long-term borrowings as they matured using the cash flow received from loans and mortgage-backed securities. The average rate on borrowed funds was 3.78% in 2009, down from 4.05% in 2008.  This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE
	Six Months Ended
	June 30,		Increase/
(In Thousands)	2009	2008	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$9,269	$10,196	$(927)
Tax-exempt	3,031	2,095	936
Total available-for-sale securities	12,300	12,291	9
Held-to-maturity securities,
Taxable	12	12	0
Trading securities	46	63	(17)
Interest-bearing due from banks	4	18	(14)
Federal funds sold	15	74	(59)
Loans:
Taxable	22,713	24,581	(1,868)
Tax-exempt	1,185	1,034	151
Total loans	23,898	25,615	(1,717)
Total Interest Income	36,275	38,073	(1,798)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	424	487	(63)
Money market	1,222	2,304	(1,082)
Savings	170	162	8
Certificates of deposit	3,542	4,871	(1,329)
Individual Retirement Accounts	2,319	2,557	(238)
Other time deposits	3	3	0
Total interest-bearing deposits	7,680	10,384	(2,704)
Borrowed funds:
Short-term	310	543	(233)
Long-term	4,780	5,453	(673)
Total borrowed funds	5,090	5,996	(906)
Total Interest Expense	12,770	16,380	(3,610)

Net Interest Income	$23,505	$21,693	$1,812

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)
	6 Months	Rate of	6 Months	Rate of
	Ended	Return/	Ended	Return/
	6/30/2009	Cost of	6/30/2008	Cost of
	Average Balance	Funds %	Average Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$375,496	4.98%	$380,963	5.38%
Tax-exempt	88,774	6.89%	64,209	6.56%
Total available-for-sale securities	464,270	5.34%	445,172	5.55%
Held-to-maturity securities,
Taxable	405	5.98%	408	5.91%
Trading securities	1,424	6.51%	2,041	6.21%
Interest-bearing due from banks	8,052	0.10%	1,327	2.73%
Federal funds sold	18,029	0.17%	5,247	2.84%
Loans:
Taxable	693,940	6.60%	705,787	7.00%
Tax-exempt	39,052	6.12%	31,953	6.51%
Total loans	732,992	6.57%	737,740	6.98%
Total Earning Assets	1,225,172	5.97%	1,191,935	6.42%
Cash	16,763		19,159
Unrealized gain/loss on securities	(35,998)		(14,947)
Allowance for loan losses	(7,838)		(9,028)
Bank premises and equipment	25,615		27,520
Intangible Asset - Core Deposit Intangible	753		1,248
Intangible Asset - Goodwill	11,965		12,032
Other assets	60,103		49,334
Total Assets	$1,296,535		$1,277,253

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$97,105	0.88%	$77,484	1.26%
Money market	199,859	1.23%	188,649	2.46%
Savings	69,019	0.50%	65,639	0.50%
Certificates of deposit	227,537	3.14%	244,464	4.01%
Individual Retirement Accounts	150,379	3.11%	136,833	3.76%
Other time deposits	1,215	0.50%	1,237	0.49%
Total interest-bearing deposits	745,114	2.08%	714,306	2.92%
Borrowed funds:
Short-term	41,445	1.51%	39,969	2.73%
Long-term	229,868	4.19%	257,719	4.25%
Total borrowed funds	271,313	3.78%	297,688	4.05%
Total Interest-bearing Liabilities	1,016,427	2.53%	1,011,994	3.25%
Demand deposits	126,025		121,160
Other liabilities	7,869		7,609
Total Liabilities	1,150,321		1,140,763
Stockholders' equity, excluding other comprehensive income/loss	170,253		146,757
Other comprehensive income/loss	(24,039)		(10,267)
Total Stockholders' Equity	146,214		136,490
Total Liabilities and Stockholders' Equity	$1,296,535		$1,277,253
Interest Rate Spread		3.44%		3.17%
Net Interest Income/Earning Assets		3.87%		3.66%

Total Deposits (Interest-bearing and Demand)	$871,139		$835,466

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	YTD Ended 6/30/09 vs. 6/30/08
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(149)	$(778)	$(927)
Tax-exempt	829	107	936
Total available-for-sale securities	680	(671)	9
Held-to-maturity securities,
Taxable	0	0	0
Trading securities	(20)	3	(17)
Interest-bearing due from banks	17	(31)	(14)
Federal funds sold	57	(116)	(59)
Loans:
Taxable	(421)	(1,447)	(1,868)
Tax-exempt	215	(64)	151
Total loans	(206)	(1,511)	(1,717)
Total Interest Income	528	(2,326)	(1,798)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	105	(168)	(63)
Money market	128	(1,210)	(1,082)
Savings	8	0	8
Certificates of deposit	(322)	(1,007)	(1,329)
Individual Retirement Accounts	233	(471)	(238)
Other time deposits	0	0	0
Total interest-bearing deposits	152	(2,856)	(2,704)
Borrowed funds:
Short-term	19	(252)	(233)
Long-term	(593)	(80)	(673)
Total borrowed funds	(574)	(332)	(906)
Total Interest Expense	(422)	(3,188)	(3,610)

Net Interest Income	$950	$862	$1,812

(1) Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	6 Months Ended
	June 30,	June 30,
	2009	2008

Service charges on deposit accounts	$2,197	$2,049
Service charges and fees	417	361
Trust and financial management revenue	1,639	1,852
Insurance commissions, fees and premiums	157	169
Increase in cash surrender value of life insurance	277	390
Other operating income	1,133	1,821
Total other operating income, before realized
gains (losses) on available-for-sale securities, net	$5,820	$6,642

Table V excludes realized losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total non-interest income shown in Table V decreased $822,000 or 12.4%, in 2009 compared to 2008.  Items of significance are as follows:

·
Service charges on deposit accounts increased $148,000, or 7.2%, in 2009 as compared to 2008.  Overdraft fee revenues associated with a new overdraft privilege program implemented in the first quarter of 2008 increased $165,000.

·	Service charges and fees increased $56,000, or 15.5%, in 2009 over 2008. Within this category, letter of credit fees increased $30,000 and ATM surcharges increased $22,000 in 2009.

·
Trust and financial management revenue decreased $213,000, or 11.5%, in 2009 as compared to 2008.  The value of assets under management has decreased 11.4% over the last 12 months, to $553,058,000 at June 30, 2009, mainly because of declines in market values of equity securities.

·
The increase in the cash surrender value of life insurance decreased $113,000, or 29.0%, in 2009 over 2008.  The decrease primarily relates to the changes in the earnings credit rate for the underlying contracts.

·
Other operating income decreased $688,000, or 37.8%, in 2009 as compared to 2008.  This category included a gain in 2008 of $533,000 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering.  In 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $202,000 in the first six months of 2008.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	6 Months Ended
	June 30,	June 30,
	2009	2008

Salaries and wages	$6,659	$7,427
Pensions and other employee benefits	2,319	2,230
Occupancy expense, net	1,421	1,471
Furniture and equipment expense	1,376	1,290
FDIC assessments	1,258	47
Pennsylvania shares tax	636	584
Other operating expense	4,127	3,672
Total Other Expense	$17,796	$16,721

Total noninterest expense increased $1,075,000, or 6.4%, in 2009 over 2008.  Significant changes in 2009 as compared to 2008 include the following:

·	Salaries and wages decreased $768,000, or 10.3%. The primary decrease in salaries and wages category relates to the reductions in personnel from an operational process review initiated in 2008.

·	Pensions and other employee benefits increased $89,000, or 4.0%. Within this category, there were several significant changes, summarized as follows:

o	Group health insurance expense was $120,000 higher in 2009, primarily due to rate increases (including experience adjustments) under the current contract.

o
Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $16,000 higher in 2009 than in 2008.  The increase is primarily associated with matching contributions associated with incentive bonuses paid in 2009 based on 2008 performance.  No incentive bonuses were awarded in 2008 based on 2007 performance.

o
Defined benefit pension plan expense decreased $101,000 in 2009, primarily as a result of the decision to freeze the plan, effective December 31, 2007, with obligations under the plan substantially settled in the fourth quarter 2008.  In 2009, the Corporation incurred additional costs associated with settlement under the Citizens Trust Company Retirement Plan, as discussed in Note 8 to the consolidated financial statements.

·
FDIC Insurance costs increased $1,211,000 to $1,258,000 in 2009.  The 2009 FDIC insurance costs reflect the impact of higher rates and higher levels of insured deposits, with additional costs of $589,000 associated with a special assessment imposed by the FDIC.

·
Other operating expense increased $455,000, or 12.4%.  This category includes many varieties of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o	Operating expenses in 2008 were reduced by an insurance claim recovery of $174,000 related to expense that had originally been recorded in the third quarter of 2007.

o	Other operating expenses include an increase of $145,000 in foreclosed real estate expenses in 2009, primarily associated with one large commercial property.

o	Attorney fees increased $66,000 in 2009, primarily as a result of commercial loan collection activities.

o	Professional fees associated with the overdraft privilege program increased $65,000 in 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o	Amortization of core deposit intangibles decreased $115,000 in 2009.

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

There are two major components of the allowance – (1) Statement of Financial Accounting Standards (SFAS) 114 allowances – on larger loans, mainly commercial purpose, determined on a loan-by-loan basis; and (2) SFAS 5 allowances – estimates of losses incurred on the remainder of the portfolio, determined based on collective evaluation of impairment for various categories of loans.  SFAS 5 allowances include a portion based on historical net charge-off experience, and a portion based on evaluation of qualitative factors.

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

Since 2007, the Banks’ Risk Management personnel have performed annual, independent credit reviews of large credit relationships.  In prior years, outside consulting firms were retained to perform such functions.  Management gives substantial consideration to the classifications and recommendations of the credit reviewers in determining the allowance for loan losses.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Since December 2008, the Qualitative Factors Committee lowered the average factor percentages for each loan category, with the largest change a decrease of 0.06% for C&N Bank’s commercial loans.  The lowered average qualitative factors reflect the Committee’s perception of improvements in commercial loan review and monitoring procedures that have occurred over the last several quarters, along with the Committee’s assessment of the credit risk inherent in the current commercial portfolio.  The impact of reductions in qualitative factors was a reduction in the allowance of $267,000 at June 30, 2009, in comparison to the value of that portion of the allowance if the December 31, 2008 factors had been used.

The allocation of the allowance for loan losses table (Table VIII) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.”  SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans.  Table VIII shows an increase in the allowance on impaired loans of $224,000, to $680,000 at June 30, 2009 from $456,000 at December 31, 2008.  The net increase in the allowance on impaired loans includes the establishment of an allowance of approximately $316,000 on two commercial loan relationships, and a decrease of approximately $100,000 on another commercial relationship for which management perceives conditions to be improving.

The allowance for loan losses was $7,681,000 at June 30, 2009, down from the balance of $7,857,000 at December 31, 2008.  The aggregate reduction in the allowance at June 30, 2009 compared to December 31, 2008 resulted mainly from the reductions in qualitative factors, and the net increase in allowance on impaired loans, as described above.  The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.  The (credit) provision for loan losses of $80,000 in the first six months of 2009 reflected the impact of the reduction in the qualitative factors portion of the allowance, offset by the impact of credit issues associated with two commercial loan relationships identified during the period.  The provision for loan losses of $528,000 in the first six months of 2008 included the effects of establishing an SFAS 114 allowance on a commercial loan relationship of $250,000, as well as an increase in the SFAS 5 allowance from qualitative factors and an increase in the unallocated portion of the allowance of $200,000.

Table IX presents information related to past due and impaired loans. Over the period shown in the table, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact category fluctuations within Table IX.   As of June 30, 2009, total impaired loans amounted to $7,042,000, up from the December 31, 2008 total of $5,665,000, and $6,218,000 at December 31, 2007, and down from $8,011,000 at December 31, 2006 and $8,216,000 at December 31, 2005.  Nonaccrual loans totaled $9,637,000 at June 30, 2009 compared to the December 31, 2008 balance of $7,200,000 with the increase primarily associated with five commercial loan relationships that total $1,580,000.  Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the amounts determined as of June 30, 2009.  Management continues to closely monitor its commercial and other loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Tables VII through X present historical data related to the allowance for loan losses:

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,	Years Ended December 31,
	2009	2008	2008	2007	2006	2005	2004
Balance, beginning of year	$7,857	$8,859	$8,859	$8,201	$8,361	$6,787	$6,097
Charge-offs:
Real estate loans	6	620	1,457	196	611	264	375
Installment loans	176	84	254	216	259	224	217
Credit cards and related plans	0	4	5	5	22	198	178
Commercial and other loans	11	300	323	127	200	298	16
Total charge-offs	193	1,008	2,039	544	1,092	984	786
Recoveries:
Real estate loans	0	3	20	8	27	14	3
Installment loans	75	53	83	41	65	61	32
Credit cards and related plans	0	1	4	9	25	30	23
Commercial and other loans	22	10	21	28	143	50	18
Total recoveries	97	67	128	86	260	155	76
Net charge-offs	96	941	1,911	458	832	829	710
Allowance for loan losses recorded in acquisitions	0	0	0	587	0	377	0
(Credit) provision for loan losses	(80)	528	909	529	672	2,026	1,400
Balance, end of period	$7,681	$8,446	$7,857	$8,859	$8,201	$8,361	$6,787

TABLE VIII – ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)	As of
	June 30,	As of December 31,
	2009	2008	2007	2006	2005	2004
Commercial	$2,513	$2,654	$1,870	$2,372	$2,705	$1,909
Consumer mortgage	3,670	3,920	4,201	3,556	2,806	513
Impaired loans	680	456	2,255	1,726	2,374	1,378
Consumer	331	399	533	523	476	409
Unallocated	487	428	0	24	0	2,578
Total Allowance	$7,681	$7,857	$8,859	$8,201	$8,361	$6,787

TABLE IX – PAST DUE AND IMPAIRED LOANS
(In Thousands)	As of
	June 30,	As of December 31,
	2009	2008	2007	2006	2005	2004
Impaired loans without a valuation allowance	$4,925	$3,435	$857	$2,674	$910	$3,552
Impaired loans with a valuation allowance	2,117	2,230	5,361	5,337	7,306	4,709
Total impaired loans	$7,042	$5,665	$6,218	$8,011	$8,216	$8,261

Valuation allowance related to impaired loans	$680	$456	$2,255	$1,726	$2,374	$1,378

Total nonaccrual loans	$9,637	$7,200	$6,955	$8,506	$6,365	$7,796
Total loans past due 90 days or more and still accruing	$281	$1,305	$1,200	$1,559	$1,369	$1,307

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X – SUMMARY OF LOANS BY TYPE
(In Thousands)	June 30,	As of December 31,
	2009	2008	2007	2006	2005	2004

Real estate - residential mortgage	$423,170	$433,377	$441,692	$387,410	$361,857	$347,705
Real estate - commercial mortgage	163,227	165,979	144,742	178,260	153,661	128,073
Real estate - construction	22,303	24,992	22,497	10,365	5,552	4,178
Consumer	22,708	26,732	37,193	35,992	31,559	31,702
Agricultural	3,787	4,495	3,553	2,705	2,340	2,872
Commercial	50,062	48,295	52,241	39,135	69,396	43,566
Other	987	884	1,010	1,227	1,871	1,804
Political subdivisions	40,784	38,790	33,013	32,407	27,063	19,713
Total	727,028	743,544	735,941	687,501	653,299	579,613
Less: allowance for loan losses	(7,681)	(7,857)	(8,859)	(8,201)	(8,361)	(6,787)
Loans, net	$719,347	$735,687	$727,082	$679,300	$644,938	$572,826

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At June 30, 2009, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $33,449,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various securities and mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $50,398,000 at June 30, 2009.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

TABLE XI – CREDIT FACILITIES
	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008
Federal Home Loan Bank of Pittsburgh	$143,896	$159,547	$198,686	$238,806	$342,582	$398,353
Federal Reserve Bank Discount Window	0	0	46,984	63,698	46,984	63,698
Other correspondent banks	0	0	30,015	30,726	30,015	30,726
Total credit facilities	$143,896	$159,547	$275,685	$333,230	$419,581	$492,777

At June 30, 2009, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total notional amount of $128,896,000 and a letter of credit in the amount of $15 million.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations.  At June 30, 2009, the carrying value of non-pledged available-for-sale securities was $102,835,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning the Corporation’s and the subsidiary banks’ capital ratios at June 30, 2009 and December 31, 2008 are presented below.  The consolidated capital ratios as of June 30, 2009 are estimated amounts.  Management believes, as of June 30, 2009 and December 31, 2008, that the Corporation and subsidiary banks meet all capital adequacy requirements to which they are subject.

(Dollars in Thousands)					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009:
Total capital to risk-weighted assets:
Consolidated	$146,481	14.71%	$79,651	³8%	n/a	n/a
C&N Bank	106,531	12.27%	69,463	³8%	$86,829	³10%
First State Bank	4,605	23.37%	1,576	³8%	1,971	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	138,388	13.90%	39,826	³4%	n/a	n/a
C&N Bank	98,823	11.38%	34,732	³4%	52,098	³6%
First State Bank	4,453	22.60%	788	³4%	1,182	³6%
Tier 1 capital to average assets:
Consolidated	138,388	10.60%	52,200	³4%	n/a	n/a
C&N Bank	98,823	8.04%	49,186	³4%	61,483	³5%
First State Bank	4,453	9.33%	1,910	³4%	2,387	³5%

December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$138,571	14.84%	$74,725	³8%	n/a	n/a
C&N Bank	112,985	12.53%	72,126	³8%	$90,158	³10%
First State Bank	4,507	24.00%	1,503	³8%	1,878	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	130,714	13.99%	37,362	³4%	n/a	n/a
C&N Bank	105,301	11.68%	36,063	³4%	54,095	³6%
First State Bank	4,334	23.08%	751	³4%	1,127	³6%
Tier 1 capital to average assets:
Consolidated	130,714	10.12%	51,675	³4%	n/a	n/a
C&N Bank	105,301	8.51%	49,492	³4%	61,866	³5%
First State Bank	4,334	9.75%	1,778	³4%	2,223	³5%

Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.  Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Loss” within stockholders’ equity.  Changes in accumulated other comprehensive loss are excluded from earnings and directly increase or decrease stockholders’ equity.  The balance in accumulated other comprehensive losses related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $17,560,000 at June 30, 2009 and $23,120,000 at December 31, 2008.  As described in more detail in Notes 2 and 6 to the Consolidated Financial Statements, as of January 1, 2009, the Corporation adopted FSP FAS 115-2 and FAS 124-2.  The FSP requires impairment of debt securities be separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  As required, the Corporation recognized the cumulative effect of adopting this FSP as an increase in retained earnings of $2,378,000, and a decrease in accumulated other comprehensive loss of the same amount, as of January 1, 2009.  At June 30, 2009, accumulated other comprehensive loss included $6,665,000 from securities for which a portion of an OTTI loss has been recognized in earnings.  A significant portion of the Corporation’s accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 is related to investments in pooled trust-preferred securities, as discussed in Note 6 to the Consolidated Financial Statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation has recognized a liability for the underfunded balance of its defined benefit plans, and has recognized a reduction in stockholders’ equity (included in accumulated other comprehensive loss) for the amount of the liability, net of deferred income tax.  Accumulated other comprehensive loss included a negative balance of $355,000 at June 30, 2009 and $94,000 at December 31, 2008 related to defined benefit obligations.

INCOME TAXES

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2009, the net deferred tax asset was $20,291,000, up from a balance of $16,389,000 at December 31, 2008. The increase in net deferred tax asset in the first six months of 2009 resulted mainly from OTTI losses on securities for financial reporting purposes, which are not currently deductible for federal income tax reporting purposes. The net deferred tax asset balance at June 30, 2009 includes $9,227,000 attributable to the components of accumulated other comprehensive loss (mainly unrealized losses on available-for-sale securities) and $11,064,000 attributable to other differences between financial statement and the tax bases of assets and liabilities. Management regularly reviews the Corporation’s deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at June 30, 2009 is fully recoverable; however, a valuation allowance will be established in future periods if management believes any portion of the net deferred tax asset will not be realized.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

RECENT ACCOUNTING PRONOUNCEMENTS

This section provides a summary description of recent accounting standards that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No.157"), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in 2008 and affect the Corporation’s disclosures of information regarding fair values of financial instruments.  The FASB issued Staff Position No. 157-3, in October 2008, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 provides guidance and illustration of key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.  The disclosures required by SFAS No. 157 are presented in Note 5 to the consolidated financial statements.

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

In January 2009, FASB Staff Position (FSP) EITF 99-20-1 was issued and amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.”  This FSP effectively eliminates the previous requirement that, for securities included within the scope of EITF 99-20 with an external rating below AA, management evaluate the amount of cash flows expected to be received from a market participant’s perspective.  This FSP permits the use of reasonable management judgment regarding cash flows to be received, consistent with the methodology employed for other debt securities provided in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  Effective in the first quarter of 2009, the Corporation has applied the provisions of FSP EITF 99-20-1 in its evaluation of pooled trust-preferred securities. The Corporation’s analysis of pooled trust-preferred securities is discussed more fully in Note 6 to the consolidated financial statements.

In April 2009, FASB issued SFAS 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for annual and interim financial statement periods ending after June 15, 2009, and is not expected to have a significant impact on the Corporation’s financial statements.

The FASB issued SFAS No. 162, the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) in May 2008.  The FASB issued SFAS No. 162 to meet its responsibility to identify the sources of accounting principles and the framework for entities to select the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles was issued in June 2009 as a replacement of SFAS No. 162.  SFAS No. 168 (“the Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Statement will not change generally accepted accounting principles, but going forward the FASB will no longer issue Statements, Staff Positions, or EITFs.  Instead, the FASB will issue “Accounting Standard Updates” and, as a result, financial statements will no longer reference FASB Statements or other pronouncements. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices of the Corporation’s financial instruments.  As discussed in Note 6 to the financial statements, the Corporation has significant unrealized losses on its holdings of trust-preferred securities as of June 30, 2009. In addition to the effects of interest rates, the market prices of the Corporation’s debt securities within the available-for-sale securities portfolio are affected by fluctuations in the risk premiums (amounts of spread over risk-free rates) demanded by investors.

Management believes valuations of debt securities at June 30, 2009 have been negatively impacted by events affecting the overall credit markets during 2008 and 2009. There have been widespread disruptions to the normal operation of bond markets. Particularly with regard to trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers. As a result, quoted market prices on many securities have been substantially depressed, and the market for pooled trust-preferred securities has become virtually nonexistent. Further, some banking companies that have issued trust-preferred securities have elected to defer payment of interest on these obligations, and some issuers have defaulted.

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

The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of May 31, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios. As of November 30, 2008, the changes in net interest income were within the policy limits in all scenarios, and changes in market value were within the policy limits in all scenarios except an immediate rate increase of 300 basis points.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The 3-month LIBOR was 0.66% at May 31, 2009 and 2.22% at November 30, 2008.  Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any scenario at May 2009 and would be unable to realize an interest expense reduction in any scenario at November 2008 except an immediate rate increase of 300 basis points.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
May 31, 2009 Data
(In Thousands)		Period Ending May 31, 2010

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$75,244	$35,869	$39,375	-7.7%	20.0%
+200	72,507	30,887	41,620	-2.4%	15.0%
+100	69,516	27,333	42,183	-1.1%	10.0%
0	66,419	23,754	42,665	0.0%	0.0%
-100	62,994	21,307	41,687	-2.3%	10.0%
-200	60,415	20,842	39,573	-7.2%	15.0%
-300	58,813	20,655	38,158	-10.6%	20.0%

	Market Value of Portfolio Equity
	at May 31, 2009

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$75,502	-42.0%	45.0%
+200	95,459	-26.6%	35.0%
+100	113,619	-12.7%	25.0%
0	130,137	0.0%	0.0%
-100	137,386	5.6%	25.0%
-200	147,096	13.0%	35.0%
-300	167,571	28.8%	45.0%

November 30, 2008 Data
(In Thousands)		Period Ending November 30, 2009

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$78,329	$40,471	$37,858	-12.3%	20.0%
+200	75,939	35,404	40,535	-6.2%	15.0%
+100	73,487	31,528	41,959	-2.9%	10.0%
0	71,031	27,839	43,192	0.0%	0.0%
-100	67,988	24,738	43,250	0.1%	10.0%
-200	64,702	22,465	42,237	-2.2%	15.0%
-300	62,034	21,909	40,125	-7.1%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2008

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$54,899	-50.9%	45.0%
+200	74,010	-33.9%	35.0%
+100	92,314	-17.5%	25.0%
0	111,889	0.0%	0.0%
-100	126,637	13.2%	25.0%
-200	134,146	19.9%	35.0%
-300	145,401	30.0%	45.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies.  The Corporation also owns some other stocks and mutual funds.

Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Most U.S. bank stock prices fell in value significantly during the past year.  As discussed further in the “Earnings Overview” section of Management’s Discussion and Analysis, the Corporation has recognized OTTI charges on bank stocks totaling $6,179,000 in the first six months of 2009.

Table XIII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%.  The data in Table XIII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2009.

Equity securities held as of June 30, 2009 and December 31, 2008 are presented in Table XIII.

TABLE XIII - EQUITY SECURITIES RISK
(In Thousands)			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At June 30, 2009	Cost	Value	Value	Value
Banks and bank holding companies	$8,790	$10,155	$(1,016)	$(2,031)
Other equity securities	2,863	2,121	(212)	(424)
Total	$11,653	$12,276	$(1,228)	$(2,455)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2008	Cost	Value	Value	Value
Banks and bank holding companies	$18,602	$16,864	$(1,686)	$(3,373)
Other equity securities	2,803	1,986	(199)	(397)
Total	$21,405	$18,850	$(1,885)	$(3,770)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

On August 21, 2008, the Corporation announced the extension and amendment of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2009. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance.  As of June 30, 2009, the maximum additional value available for purchases under this program is $8,860,480.

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

The following sets forth a summary of the Corporation’s purchases, on the open market, of its equity securities during the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2009	-	$-	-	$8,860,480
May 1 - 31, 2009	-	$-	-	$8,860,480
June 1 - 30, 2009	-	$-	-	$8,860,480

Item 3.	Defaults Upon Senior Securities
    None

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Citizens & Northern Corporation was held on Tuesday, April 21, 2009.    The Board of Directors fixed the close of business on February 24, 2009 as the record date for the determination of stockholders entitled to notice of and to vote at the Annual Meeting and at any adjournment thereof.  On this record date, there were outstanding and entitled to vote 8,961,084 shares of Common Stock with two issues proposed for vote by the stockholders.

Proposal 1- Election of Class I Directors
The total number of votes cast with regard to Proposal I was 6,610,204.61 including 374,898.61 voted in person by owners or representatives and 6,235,306 voted by proxy.  Voting for the Class I Directors elected to serve for a term of three years is summarized as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Raymond R. Mattie
Total Votes in Favor	6,281.606.61
Total Votes Withheld / Against	328,598

Edward H. Owlett, III
Total Votes in Favor	6,134,860.61
Total Votes Withheld / Against	475,343

James E. Towner
Total Votes in Favor	6,179,292.61
Total Votes Withheld / Against	430,912

Charles H. Updegraff, Jr.
Total Votes in Favor	6,208,357.61
Total Votes Withheld / Against	401,847

There were 718,160 shares non-voted by brokers related to the election of the Class I Directors noted above.

Proposal II – Approval and Adoption of the Compensation of Executives Pursuant to the Policies and Procedures Employed by the Corporation as Disclosed in the Proxy Statement.
The total number of votes cast with regard to Proposal II was 5,270,098.61 including 374,898.61 voted in person by owners or representatives and 4,895,200 voted by proxy.  Voting on the requested approval and adoption of the compensation of executive pursuant to the policies and procedures employed by the corporation as disclosed in the proxy statement was as follows:

Total Votes in Favor	3,942,826.46
Total Votes Against	763,115.15
Total Abstained:	564,157

There were 1,340,106 shares non-voted by brokers related to the approval and adoption of the compensation of executive pursuant to the policies and procedures employed by the corporation as disclosed in the proxy statement.

Item 5.	Other Information
             None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 4.1 to the Corporation's Form S-8 registration statement filed November 3, 2006

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders, including indentures	Not applicable

10. Material contracts:
10.1 Form of Stock Option and Restricted Stock agreement dated January 5, 2009 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan
Incorporated by reference to Exhibit 10.1 of the Corporation's Form 10-Q filed on May 11, 2009

10.2 Form of Stock Option agreement dated January 5, 2009 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Corporation's Form 10-Q filed on May 11, 2009

10.3 Form of Restricted Stock agreement dated January 5, 2009 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Corporation's Form 10-Q filed on May 11, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 3 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q.

15. Letter re: unaudited interim financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to
vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 7, 2009	By:	Craig G. Litchfield
Date	Chairman, President and Chief Executive Officer

August 7, 2009	By:	Mark A. Hughes
Date	Treasurer and Chief Financial Officer