Form 10-Q
period 2009-09-30
CITIZENS & NORTHERN CORP
filed 2009-11-09
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
   Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer  ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)	9,235,611 Shares Outstanding on November 2, 2009

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEET	September 30,	December 31,
(In Thousands Except Share Data)	2009	2008
	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$16,184	$18,105
Interest-bearing	31,783	5,923
Total cash and cash equivalents	47,967	24,028
Trading securities	0	2,306
Available-for-sale securities	399,112	419,688
Held-to-maturity securities	301	406
Loans, net	720,291	735,687
Bank-owned life insurance	22,681	22,297
Accrued interest receivable	5,727	5,846
Bank premises and equipment, net	24,784	25,909
Foreclosed assets held for sale	1,408	298
Deferred tax asset, net	31,107	16,389
Intangible asset - Core deposit intangibles	583	826
Intangible asset - Goodwill	11,942	12,014
Other assets	17,475	15,943
TOTAL ASSETS	$1,283,378	$1,281,637

LIABILITIES
Deposits:
Noninterest-bearing	$129,476	$124,922
Interest-bearing	767,390	739,135
Total deposits	896,866	864,057
Dividends payable	2,355	2,147
Short-term borrowings	33,053	48,547
Long-term borrowings	216,451	236,926
Accrued interest and other liabilities	8,600	7,934
TOTAL LIABILITIES	1,157,325	1,159,611

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; 26,440 shares issued at September 30, 2009 and no shares issued at December 31, 2008	25,706	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2009 and 2008; issued 9,399,101 at September 30, 2009 and 9,284,148 at December 31, 2008	9,399	9,284
Paid-in capital	47,227	44,308
Retained earnings	48,781	97,757
Unamortized stock compensation	(61)	(48)
Treasury stock, at cost; 290,406 shares at September 30, 2009 and 348,041 shares at December 31, 2008	(5,056)	(6,061)
Sub-total	125,996	145,240
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities (including an unrealized loss of $548 at September 30, 2009 for which a portion of an other-than-temporary impairment loss has been recognized in earnings)	403	(23,120)
Defined benefit plans	(346)	(94)
Total accumulated other comprehensive income (loss)	57	(23,214)
TOTAL STOCKHOLDERS' EQUITY	126,053	122,026
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,283,378	$1,281,637

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENT OF EARNINGS	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data)	Sept. 30	Sept. 30,	9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$11,314	$12,255	$34,027	$36,836
Interest on balances with depository institutions	24	9	28	27
Interest on loans to political subdivisions	436	406	1,244	1,116
Interest on federal funds sold	0	42	15	116
Interest on trading securities	2	19	33	62
Income from available-for-sale and held-to-maturity securities:
Taxable	3,726	4,815	12,648	14,574
Tax-exempt	1,186	828	3,246	2,267
Dividends	120	201	479	650
Total interest and dividend income	16,808	18,575	51,720	55,648
INTEREST EXPENSE
Interest on deposits	3,578	4,557	11,258	14,941
Interest on short-term borrowings	121	218	431	761
Interest on long-term borrowings	2,317	2,699	7,097	8,152
Total interest expense	6,016	7,474	18,786	23,854
Interest margin	10,792	11,101	32,934	31,794
Provision for loan losses	634	141	554	669
Interest margin after provision for loan losses	10,158	10,960	32,380	31,125

OTHER INCOME
Trust and financial management revenue	757	845	2,396	2,697
Service charges on deposit accounts	1,317	1,191	3,514	3,240
Service charges and fees	198	208	615	569
Insurance commissions, fees and premiums	69	77	226	246
Increase in cash surrender value of life insurance	107	190	384	580
Other operating income	834	551	1,967	2,372
Sub-total	3,282	3,062	9,102	9,704
Total other-than-temporary impairment losses on available-for-sale securities	(38,679)	(4,747)	(81,634)	(6,167)
Portion of (gain) recognized in other comprehensive loss (before taxes)	(9,268)	0	(2,773)	0
Net impairment losses recognized in earnings	(47,947)	(4,747)	(84,407)	(6,167)
Realized gains on available-for-sale securities, net	99	264	885	707
Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(47,848)	(4,483)	(83,522)	(5,460)
Total other income	(44,566)	(1,421)	(74,420)	4,244
OTHER EXPENSES
Salaries and wages	3,334	3,892	9,993	11,319
Pensions and other employee benefits	918	1,082	3,237	3,312
Occupancy expense, net	652	689	2,073	2,160
Furniture and equipment expense	690	692	2,066	1,982
FDIC assessments	393	114	1,651	161
Pennsylvania shares tax	318	292	954	876
Other operating expense	1,972	1,975	6,099	5,647
Total other expenses	8,277	8,736	26,073	25,457
(Loss) income before income tax (credit) provision	(42,685)	803	(68,113)	9,912
Income tax (credit) provision	(14,491)	(209)	(24,163)	2,031
Net (loss) income	(28,194)	1,012	(43,950)	7,881
U.S Treasury preferred dividends	373	0	1,055	0
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(28,567)	$1,012	$(45,005)	$7,881

PER SHARE DATA:
Net (loss) income per average common share - basic	$(3.17)	$0.11	$(5.01)	$0.88
Net (loss) income per average common share - diluted	$(3.17)	$0.11	$(5.01)	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Cash Flows	9 Months Ended
(In Thousands)	Sept. 30,	Sept. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(43,950)	7,881
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	554	669
Realized losses on available-for-sale securities, net	83,522	5,460
Loss (gain) on sale of foreclosed assets, net	11	(46)
Depreciation expense	2,159	2,174
Loss on disposition of premises and equipment	8	0
Accretion and amortization on securities, net	220	136
Accretion and amortization on loans, deposits and borrowings, net	(266)	(314)
Increase in cash surrender value of life insurance	(384)	(580)
Stock-based compensation	336	274
Amortization of core deposit intangibles	243	414
Deferred income taxes	(27,928)	(1,159)
Net decrease (increase) in trading securities	663	(1,722)
Increase in accrued interest receivable and other assets	(1,521)	(549)
Increase in accrued interest payable and other liabilities	557	1,067
Net Cash Provided by Operating Activities	14,224	13,705
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	105	2
Proceeds from sales of available-for-sale securities	16,936	22,682
Proceeds from calls and maturities of available-for-sale securities	50,301	44,525
Purchase of available-for-sale securities	(89,633)	(79,737)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4)	(2,629)
Redemption of Federal Home Loan Bank of Pittsburgh stock	0	3,299
Net decrease (increase) in loans	13,493	(22,706)
Purchase of premises and equipment	(1,042)	(878)
Return of principal on limited partnership investment	25	34
Proceeds from sale of foreclosed assets	336	374
Net Cash Used in Investing Activities	(9,483)	(35,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	32,789	18,045
Net (decrease) increase in short-term borrowings	(15,494)	11,972
Proceeds from long-term borrowings	0	29,703
Repayments of long-term borrowings	(20,297)	(39,592)
Issuance of US Treasury preferred stock and warrant	26,409	0
Issuance of common stock	1,840	0
Purchase of treasury stock	0	(1,567)
Sale of treasury stock	30	154
Tax benefit from compensation plans	143	0
US Treasury preferred dividends paid	(768)	0
Common dividends paid	(5,454)	(5,887)
Net Cash Provided by Financing Activities	19,198	12,828
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,939	(8,501)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,028	31,661
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,967	$23,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$1,457	$382
Securities transferred from trading to available-for-sale	$1,643	$3,072
Interest paid	$19,117	$24,097
Income taxes paid	$3,475	$3,492

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statement of Changes
in Stockholders' Equity
(In Thousands Except Per Share Data)					Accumulated
					Other	Unamortized
	Preferred	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Balance, December 31, 2008	$0	$9,284	$44,308	$97,757	$(23,214)	$(48)	$(6,061)	$122,026
Comprehensive (loss) income:
Net loss				(43,950)				(43,950)
Unrealized gain on securities, net of reclassification and tax					25,901			25,901
Change in value of FASB 158 adjustment to equity					(252)			(252)
Total comprehensive loss								(18,301)
Reclassify non-credit portion of other- than-temporary impairment losses recognized in prior period				2,378	(2,378)			0
Issuance of U.S. Treasury preferred stock	25,588		821					26,409
Accretion of discount associated with U.S. Treasury preferred stock	118			(118)				0
Cash dividends on U.S. Treasury preferred stock				(937)				(937)
Cash dividends declared on common stock, $.72 per share				(6,490)				(6,490)
Common shares issued		115	1,725					1,840
Common shares issued for dividend reinvestment plan			93				904	997
Common shares issued from treasury related to exercise of stock options			(4)				34	30
Restricted stock granted			10			(79)	69	0
Forfeiture of restricted stock			(1)			3	(2)	0
Stock-based compensation expense			273			63		336
Tax benefit from stock-based compensation			2					2
Tax benefit from employee benefit plan				141				141
Balance, September 30, 2009	$25,706	$9,399	$47,227	$48,781	$57	$(61)	$(5,056)	$126,053

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

Results reported for the three-month and nine-month periods ended September 30, 2009 might not be indicative of the results for the year ending December 31, 2009.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2. CHANGES IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the “FASB Accounting Standards Codification” (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  The pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  The Corporation adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have any material impact on the Corporation’s consolidated financial statements.

As of January 1, 2009, the Corporation adopted the following new accounting pronouncements:

·
FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” was subsequently incorporated into ASC topic 320, “Investments – Debt and Equity Securities.” The ASC amends other-than-temporary impairment (OTTI) accounting guidance for debt securities, requires new disclosures and changes the presentation and amount of OTTI recognized in the income statement.  The ASC requires impairment of debt securities be separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  The total OTTI is presented in the income statement with an offset for the amount of total OTTI recognized in other comprehensive income.  As required, the Corporation recognized the cumulative effect of adopting this ASC as an increase in retained earnings of $2,378,000, and a decrease in accumulated other comprehensive loss of the same amount, as of January 1, 2009.  For the nine-month period ended September 30, 2009, the effect of adopting this ASC was to increase the amount of impairment losses recognized in earnings by $2,773,000, and decrease the income tax provision by $943,000, resulting in a reduction in net income (larger net loss) of $1,830,000, or $0.20 per average common share.  For the three-month period ended September 30, 2009, the effect of adopting this ASC was to increase impairment losses recognized in earnings by $9,268,000, and reduce the income tax provision by $3,151,000, resulting in a reduction in net income (larger net loss) of $6,117,000, or $0.68 per average common share.  Additional disclosures required by this ASC are provided in Note 6 to the Consolidated Financial Statements.

·
New guidance impacting FASB ASC topic 820, “Fair Value Measurements and Disclosures” was initially provided by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The ASC provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased.  The ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.  There were no changes in the Corporation’s valuation techniques or their application that resulted from adoption of this ASC.  The ASC amends the disclosure requirements of FASB Statement No. 157 to require the Corporation to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs during the period.  Further, the ASC requires presentation of information concerning securities in more detailed “major security types” than had been required in the past.  Disclosures required by this ASC are provided in Notes 5 and 6 to the Consolidated Financial Statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·
FASB ASC 825-1050 guidance on “Financial Instruments” was adopted with FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Values of Financial Instruments,” and requires the Corporation to provide disclosures each quarter that had previously been required only on an annual basis, about the fair value of financial instruments.  The required disclosures are provided in Note 8 to the Consolidated Financial Statements.

3. PER COMMON SHARE DATA

Basic net (loss) income per average common share represents income available to common shareholders divided by the weighted-average number of shares of common stock outstanding.  As shown in the table that follows, diluted net income per common share for the three-month and nine-month periods ended September 30, 2008 was computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of common shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.  For the three-month and nine-month periods ended September 30, 2009, outstanding stock options and the warrant (issued in January 2009) are anti-dilutive, and are therefore excluded in determining diluted loss per common share.

		Weighted-	Net
	Net	Average	(Loss)
	(Loss)	Common	Income Per
	Income	Shares	Share
Nine Months Ended September 30, 2009

Earnings per common share – basic and diluted	$(45,005,000)	8,978,665	$(5.01)

Nine Months Ended September 30, 2008

Earnings per share – basic	$7,881,000	8,965,230	$0.88
Dilutive effect of potential common stock arising from stock options:

Exercise of outstanding stock options		145,729
Hypothetical share repurchase at $ 19.88		(125,748)
Earnings per share – diluted	$7,881,000	8,985,211	$0.88

Quarter Ended September 30, 2009

Earnings per common share – basic and diluted	$(28,567,000)	9,005,850	$(3.17)

Quarter Ended September 30, 2008

Earnings per share – basic	$1,012,000	8,957,774	$0.11
Dilutive effect of potential common stock arising from stock options:

Exercise of outstanding stock options		174,332
Hypothetical share repurchase at $ 21.41		(145,853)
Earnings per share – diluted	$1,012,000	8,986,253	$0.11

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is the total of (1) net (loss) income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive (loss) income, and the related tax effects, are as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
Net (loss) income	$(28,194)	$1,012	$(43,950)	$7,881

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	(20,631)	(15,623)	(44,278)	(30,452)
Reclassification adjustment for losses realized in income	47,848	4,483	83,522	5,460
Other comprehensive gain (loss) before income tax	27,217	(11,140)	39,244	(24,992)
Income tax related to other comprehensive gain (loss)	9,254	(3,787)	13,343	(8,497)
Other comprehensive gain (loss) on available-for-sale securities	17,963	(7,353)	25,901	(16,495)

Unfunded pension and postretirement obligations:

Change in items from defined benefit plans included in accumulated other comprehensive loss	0	0	(462)	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	14	444	80	455
Other comprehensive gain (loss) before income tax	14	444	(382)	455
Income tax related to other comprehensive gain (loss)	5	163	(130)	165
Other comprehensive gain (loss) on unfunded retirement obligations	9	281	(252)	290

Net other comprehensive income (loss)	17,972	(7,072)	25,649	(16,205)

Total comprehensive loss	$(10,222)	$(6,060)	$(18,301)	$(8,324)

In the nine-month period ended September 30, 2009, the Corporation recognized other comprehensive income of $2,773,000 before income tax, or $1,830,000 after income tax, related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.  In the third quarter 2009, the Corporation recognized other comprehensive income of $9,268,000 before income tax, or $6,117,000 after income tax, related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.

5. ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

The Corporation measures certain assets at fair value on a recurring basis.  Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  FASB ASC topic 820, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 157) establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value.  The hierarchy prioritizes the inputs used in determining valuations into three levels.  The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement.  The levels of the fair value hierarchy are as follows:

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

At September 30, 2009, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		September 30, 2009
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$2,386	$30,752	$0	$33,138
Obligations of states and political subdivisions	3,214	104,172	0	107,386
Mortgage-backed securities	0	162,386	0	162,386
Collateralized mortgage obligations:
Issued by U.S. Government agencies	196	33,680	0	33,876
Private label	13,629	20,385	0	34,014
Corporate bonds	0	1,044	0	1,044
Trust preferred securities issued by individual institutions	0	4,831	0	4,831
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,370	8,370
Pooled trust preferred securities - mezzanine tranches	0	0	759	759
Other collateralized debt obligations	0	704	0	704
Total debt securities	19,425	357,954	9,129	386,508
Marketable equity securities	12,604	0	0	12,604
Total available-for-sale securities	$32,029	$357,954	$9,129	$399,112

Management determined there were virtually no trades of pooled trust-preferred securities in the second half of 2008 or the first nine months of 2009, except for a limited number of transactions that took place as a result of bankruptcies, forced liquidations or similar circumstances.  Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs.  Accordingly, in the third quarter of 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows.

At September 30, 2009, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management used the cash flow estimates for each security determined using the process described in Note 6.  At September 30, 2009, management made significant changes in assumptions regarding future deferrals and defaults in comparison to assumptions used in the previous four quarters’ analyses.  These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters.  The Corporation’s process for evaluating pooled trust-preferred securities for OTTI is described in more detail in Note 6.  Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  In establishing the discount rates, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates (3-month LIBOR, for most of the Corporation’s securities) over corresponding risk-free rates (3-month U.S. Treasury Bill, for most of the Corporation’s securities) in 2009; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for assets (pooled trust-preferred securities) measured at fair value based on significant unobservable information:

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(Current)	(Prior Year)	(Current)	(Prior Year)
Balance, beginning of period	$37,470	$0	$58,914	$0
Transfers	0	73,018	0	73,018
Purchases, issuances and settlements	34	13	75	13
Realized losses	0	0	(335)	0
Unrealized losses included in earnings	(42,495)	(4,289)	(72,776)	(4,289)
Unrealized gains (losses) included in other comprehensive income	14,120	(5,498)	23,251	(5,498)
Balance, end of period	$9,129	$63,244	$9,129	$63,244

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 6, and are included in net impairment losses recognized in earnings in the consolidated statement of earnings.

6. SECURITIES

The Corporation held no trading assets at September 30, 2009. The Corporation’s trading assets during the first nine months of 2009 and at December 31, 2008 were composed exclusively of municipal bonds. Gains and losses from trading activities are included in other operating income in the consolidated statement of earnings as follows (in thousands):

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2009	2008	2009	2008
	(Current)	(Prior Year)	(Current)	(Prior Year)
Gross realized gains	$20	$20	$61	$60
Gross realized losses	0	0	(104)	(63)
Net change in unrealized gains/(losses)	(2)	(140)	64	(141)
Net gains (losses)	$18	$(120)	$21	$(144)
Income taxes related to net gains/(losses)	$6	$(41)	$7	$(49)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2009 and December 31, 2008 are summarized as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		September 30, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$32,777	$362	$(1)	$33,138
Obligations of states and political subdivisions	108,590	2,722	(3,926)	107,386
Mortgage-backed securities	156,342	6,045	(1)	162,386
Collateralized mortgage obligations:
Issued by U.S. Government agencies	33,086	842	(52)	33,876
Private label	34,252	3	(241)	34,014
Corporate bonds	1,000	44	0	1,044
Trust preferred securities issued by individual institutions	7,062	0	(2,231)	4,831
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,742	0	(3,372)	8,370
Pooled trust preferred securities - mezzanine tranches	1,589	0	(830)	759
Other collateralized debt obligations	704	0	0	704
Total debt securities	387,144	10,018	(10,654)	386,508
Marketable equity securities	11,335	1,871	(602)	12,604
Total	$398,479	$11,889	$(11,256)	$399,112

HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$301	$6	$0	$307

		December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$701	$0	$16,201
Obligations of states and political subdivisions	80,838	197	(6,812)	74,223
Mortgage-backed securities	171,453	2,632	(229)	173,856
Collateralized mortgage obligations:
Issued by U.S. Government agencies	24,082	181	(1)	24,262
Private label	46,537	6	(2,571)	43,972
Corporate bonds	1,000	117	0	1,117
Trust preferred securities issued by individual institutions	10,436	0	(2,835)	7,601
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,938	0	(3,296)	8,642
Pooled trust preferred securities - mezzanine tranches	70,826	0	(20,554)	50,272
Other collateralized debt obligations	692	0	0	692
Total debt securities	433,302	3,834	(36,298)	400,838
Marketable equity securities	21,405	1,918	(4,473)	18,850
Total	$454,707	$5,752	$(40,771)	$419,688
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$304	$16	$0	$320
Obligations of other U.S. Government agencies	100	4	0	104
Mortgage-backed securities	2	0	0	2
Total	$406	$20	$0	$426

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

September 30, 2009	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$2,828	$(1)	$0	$0	$2,828	$(1)
Obligations of states and political subdivisions	1,492	(52)	37,991	(3,874)	39,483	(3,926)
Mortgage-backed securities	3,620	(1)	20	0	3,640	(1)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	9,366	(52)	0	0	9,366	(52)
Private label	0	0	16,535	(241)	16,535	(241)
Trust preferred securities issued by individual institutions	0	0	4,031	(2,231)	4,031	(2,231)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,370	(3,372)	8,370	(3,372)
Pooled trust preferred securities - mezzanine tranches	0	0	759	(830)	759	(830)
Total debt securities	17,306	(106)	67,706	(10,548)	85,012	(10,654)
Marketable equity securities	134	(9)	1,526	(593)	1,660	(602)
Total temporarily impaired available-for-sale Securities	$17,440	$(115)	$69,232	$(11,141)	$86,672	$(11,256)

December 31, 2008	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of states and political subdivisions	$29,867	$(3,202)	$26,679	$(3,610)	$56,546	$(6,812)
Mortgage-backed securities	21,746	(137)	6,713	(92)	28,459	(229)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	0	0	68	(1)	68	(1)
Private label	26,117	(1,054)	17,576	(1,517)	43,693	(2,571)
Trust preferred securities issued by individual institutions	3,810	(1,201)	3,791	(1,634)	7,601	(2,835)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	8,642	(3,296)	0	0	8,642	(3,296)
Pooled trust preferred securities - mezzanine tranches	0	0	41,911	(20,554)	41,911	(20,554)
Total debt securities	90,182	(8,890)	96,738	(27,408)	186,920	(36,298)
Marketable equity securities	4,062	(1,080)	6,407	(3,393)	10,469	(4,473)
Total temporarily impaired available-for-sale Securities	$94,244	$(9,970)	$103,145	$(30,801)	$197,389	$(40,771)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Pooled trust preferred securities - mezzanine tranches	$(42,495)	$(4,289)	$(72,776)	$(4,289)
Marketable equity securities (bank stocks)	(87)	(458)	(6,266)	(1,878)
Trust preferred securities issued by individual institutions	(3,209)	0	(3,209)	0
Private label collateralized mortgage obligations	(2,156)	0	(2,156)	0

Net impairment losses recognized in earnings	$(47,947)	$(4,747)	$(84,407)	$(6,167)

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2009 is provided below.

Debt Securities

In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007, all of 2008 and the first nine months of 2009.  There have been widespread disruptions to the normal operation of bond markets.  Particularly with regard to pooled trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers.

At September 30, 2009, management performed an assessment for possible OTTI of the Corporation’s investments in U.S. Government agency bonds and mortgage-backed securities, obligations of state and political subdivisions, collateralized mortgage obligations (CMOs) and trust preferred securities issued by individual issuers (banking companies) on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Except as reflected in the table above and described below, based on the results of the assessment, management believes impairment of these debt securities at September 30, 2009 to be temporary.

In the third quarter 2009, the Corporation recorded OTTI of $2,156,000 related to private label CMOs.  In 2009, several of the Corporation’s private label CMO holdings were downgraded from AAA by one or more rating agency, including three securities that were downgraded to less than investment grade.  In October 2009, management decided to sell four private label CMOs, including the three that were rated below investment grade.  Accordingly, the Corporation recorded OTTI for the amount of unrealized loss on the four securities identified for sale as of September 30, 2009.

The following table provides information related to trust preferred securities issued by individual institutions as of September 30, 2009:

(In Thousands)						Moody's/
					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,262	$3,441	$(1,821)	$0	Baa2/BB-/BB-
Carolina First Mortgage Loan Trust	The South Financial Group, Inc.	800	800	0	(3,209)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	590	(410)	0	NR
Total		$7,062	$4,831	$(2,231)	$(3,209)

NR = not rated.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

None of the issuers of trust preferred securities described in the table above have deferred or defaulted on payments associated with the Corporation’s securities.  Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  In October 2009, management decided to attempt to sell the security issued by the Carolina First Mortgage Loan Trust, and recorded OTTI to write down amortized cost to the estimated fair value that could be received from selling the security.

Pooled trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks.  The Corporation’s investments in pooled trust-preferred securities are each made up of companies with geographic and size diversification.  Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts.

All of the Corporation’s pooled trust-preferred securities were deemed investment grade by Moody’s and/or Fitch when they were purchased; however, all of the rated securities have been downgraded by Moody’s and by Fitch.  As of September 30, 2009, the Corporation’s investment in a senior tranche security has an investment grade rating; however, all the mezzanine tranche securities have ratings several levels below investment grade or are not rated.  In 2008 and the first nine months of 2009, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted.  Trust-preferred securities are structured so that the issuers pay more interest into the trusts than would be required for pass through to the investors in the rated notes (such as the Corporation), with the excess used to cover administrative and other expenses, and to provide a cushion for some protection against the risk of loss for investors in the rated notes.

As of September 30, 2009, management evaluated the pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers.  In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service.  Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable rate pooled trust-preferred securities) based on the applicable forward curve.

Management made significant changes in assumptions regarding future deferrals and defaults at September 30, 2009, in comparison to assumptions used in the previous four quarters’ analyses.  These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters.  Management selected several of the trust preferred offerings in which the Corporation holds securities, and analyzed the change in deferral or default status, and the change in financial strength rating from the national ratings service used in its quarterly analyses, over the period starting in the third quarter 2008 (which was the first quarter in which the Corporation performed the detailed cash flow analysis for each security) through the second quarter 2009.  Management believes the results of its analysis of the securities selected to be similar to the results that would be produced in an analysis of all of the Corporation’s pooled trust-preferred securities.  The analysis demonstrated that significant credit deterioration had occurred over the previous four quarterly periods, as evidenced in the data by average higher deferrals and defaults, and lower financial strength ratings.  In determining how to apply the results of this analysis, management made two critical assumptions: (1) the deteriorating trend will continue at approximately the same rate over the next four quarters, and (2) every issuer (bank) that would be assumed to defer payment within the next four quarters, based on the trend reflected in the data, would eventually default with no recovery.

The detailed table below shows that for the Corporation’s pooled trust-preferred securities, actual deferrals and defaults by the underlying banks and other issuers as a percentage of outstanding collateral ranged from 9.2% to 35.5% at September 30, 2009.  At June 30, 2009, the range (not presented in the table) was 9.1% to 28.8%.  The detailed table also shows the range of expected additional (future) net deferrals and defaults as a percentage of performing collateral ranged from 39.4% to 64.1% at September 30, 2009, which is significantly higher than the range of expected additional net deferrals and defaults as a percentage of performing collateral of 14.9% to 25.9% that was used in the estimated cash flow calculations at June 30, 2009 (again, June 30, 2009 detail is not presented in the table).  The higher expected additional deferrals and defaults in the third quarter 2009 resulted from the changes in assumptions described in the preceding paragraph.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

For the senior tranche security with an amortized cost of $11,742,000, the present value at September 30, 2009 determined based on estimated cash flows had not declined from management’s previous assumptions used to determine book value, and accordingly, impairment was deemed temporary.  However, for all of the mezzanine tranche securities, the present values declined, including twelve securities which have been deemed worthless.  As shown in the table above, the Corporation wrote the amortized cost basis of pooled trust-preferred securities down to present value by $72,776,000 (pre-tax) in the first nine months of 2009, including $42,495,000 in the third quarter.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches as of September 30, 2009:

(In Thousands)				Cumulative
			Unrealized	Realized
	Amortized	Fair	Gain	Credit
Description	Cost	Value	(Loss)	Losses
ALESCO Preferred Funding II, Ltd.	$0	$0	$0	$(4,992)
ALESCO Preferred Funding III, Ltd.	0	0	0	(7,512)
ALESCO Preferred Funding VI, Ltd.	0	0	0	(2,018)
ALESCO Preferred Funding IX, Ltd.	0	0	0	(2,988)
ALESCO Preferred Funding X, Ltd.	0	0	0	(5,122)
MMCAPS Funding I, Ltd.	577	153	(424)	(5,254)
Preferred Term Securities, Ltd. (Pre TSL I)	208	76	(132)	(2,865)
Preferred Term Securities XVIII, Ltd.	0	0	0	(7,293)
Preferred Term Securities XXI, Ltd.	0	0	0	(1,502)
Preferred Term Securities XXIII, Ltd. (C-1)	0	0	0	(3,466)
Preferred Term Securities XXIII, Ltd. (D-1)	0	0	0	(5,024)
TPREF Funding II, Ltd.	251	168	(83)	(1,744)
TPREF Funding III, Ltd. (B-1)	24	24	0	(1,970)
TPREF Funding III, Ltd. (B-2)	62	61	(1)	(4,924)
Trapeza CDO II, LLC	0	0	0	(1,989)
Tropic CDO III, Ltd.	0	0	0	(6,970)
U.S. Capital Funding II, Ltd. (B-1)	187	111	(76)	(1,823)
U.S. Capital Funding II, Ltd. (B-2)	280	166	(114)	(2,720)
U.S. Capital Funding IV, Ltd.	0	0	0	(4,963)
Total	$1,589	$759	$(830)	$(75,139)
(Table continued)

					Expected
				Actual	Additional
				Deferrals	Net Deferrals
				and	and	Excess
	Number		Moody's/	Defaults	Defaults	Subordination
	of Banks		Fitch	as % of	as % of	as % of
	Currently		Credit	Outstanding	Performing	Performing
Description	Performing		Ratings (1)	Collateral	Collateral	Collateral
ALESCO Preferred Funding II, Ltd.	36		Ca/CC	19.4%	55.2%	-17.9%
ALESCO Preferred Funding III, Ltd.	35		Ca/CC	27.0%	58.2%	-30.1%
ALESCO Preferred Funding VI, Ltd.	29	(a)	Ca/CC	29.8%	(2)	-23.1%
ALESCO Preferred Funding IX, Ltd.	38	(b)	Ca/CC	22.3%	52.8%	-14.0%
ALESCO Preferred Funding X, Ltd.	38	(c)	Ca/CC	18.2%	44.0%	-9.6%
MMCAPS Funding I, Ltd.	26		Ca/CCC	9.2%	49.5%	1.6%
Preferred Term Securities, Ltd. (Pre TSL I)	28		Caa1/CC	19.5%	46.7%	-5.1%
Preferred Term Securities XVIII, Ltd.	52	(d)	NR/C	18.9%	(2)	-15.6%
Preferred Term Securities XXI, Ltd.	43	(e)	Ca/CC	27.1%	39.4%	-20.5%
Preferred Term Securities XXIII, Ltd. (C-1)	94	(f)	C/CCC	18.2%	41.2%	-7.0%
Preferred Term Securities XXIII, Ltd. (D-1)	94	(f)	NR/CC	18.2%	41.2%	-16.2%
TPREF Funding II, Ltd.	24		Caa3/CC	26.6%	63.5%	-21.0%
TPREF Funding III, Ltd. (B-1)	27		Ca/CC	26.3%	64.1%	-21.5%
TPREF Funding III, Ltd. (B-2)	27		Ca/CC	26.3%	64.1%	-21.5%
Trapeza CDO II, LLC	21		Caa2/CCC	33.4%	53.4%	-28.2%
Tropic CDO III, Ltd.	33		Ca/CC	29.1%	51.2%	-32.9%
U.S. Capital Funding II, Ltd. (B-1)	46		Ca/CC	12.5%	51.0%	-6.3%
U.S. Capital Funding II, Ltd. (B-2)	46		Ca/CC	12.5%	51.0%	-6.3%
U.S. Capital Funding IV, Ltd.	44	(g)	Ca/CC	35.5%	56.9%	-44.1%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(1)
The table above presents ratings information as of September 30, 2009.  The securities had "investment grade" ratings by Moody's (Baa2 or better) and/or Fitch (BBB or better) at the time of purchase, but have since been downgraded by the ratings agencies.

(2)	For securities written off completely prior to the most recent quarter, management did not update its previous estimates of net deferrals and defaults.

NR = not rated.

(a)	In addition to banks, there are 15 insurance companies currently performing in ALESCO Preferred Funding VI, Ltd.
(b)	In addition to banks, there are 15 insurance companies currently performing in ALESCO Preferred Funding IX, Ltd.
(c)	In addition to banks, there are 20 insurance companies currently performing in ALESCO Preferred Funding X, Ltd.
(d)	In addition to banks, there are 9 insurance companies and 3 pooled trust preferred entities currently performing in Preferred Term Securities XVIII, Ltd.
(e)	In addition to banks, there are 14 insurance companies and 1 real estate investment trust (REIT) currently performing in Preferred Term Securities XXI, Ltd.
(f)	In addition to banks, there are 12 insurance companies and 1 real estate investment trust (REIT) currently performing in Preferred Term Securities XXIII, Ltd.
(g)	In addition to banks, there are 2 pooled trust preferred entities currently performing in U.S. Capital Funding IV, Ltd.

In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in default or deferral.  Also, for some of the securities, management further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of September 30, 2009.

In the table above, “Excess Subordination as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows:  (Total face value of performing collateral – Face value of all outstanding note balances not subordinate to our investment)/Total face value of performing collateral.

The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Corporation’s securities would be impacted.  In 2008 and the first nine months of 2009, the amount of deferrals and defaults on the pools described above has risen significantly, which has resulted in substantial reductions in the amounts of performing collateral.  As a result, the negative and small positive Excess Subordination Ratio percentages shown in the table signify there is little-to-no support from subordinate tranches available to absorb losses before the Corporation’s securities would be impacted.   A low or negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not OTTI should be recorded for a pooled trust preferred security.  Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).

As described in Note 2, the Corporation adopted provisions of ASC topic 320, “Investments – Debt and Equity Securities,” effective January 1, 2009, which resulted in the Corporation separating OTTI related to the trust-preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the statement of earnings, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  The Corporation measured the credit loss component of OTTI based on the difference between: (1) the present value of estimated cash flows, at the book yield in effect prior to recognition of any OTTI, as of September 30, 2009, and (2) the present value of estimated cash flows as of the end of the immediate prior quarter using book yield and management’s cash flow assumptions at that time.  For the nine-month period ended September 30, 2009, the effect of adopting the new accounting principle was to increase pre-tax impairment losses recognized in earnings by $2,773,000.  For the three-month period ended September 30, 2009, the effect of adopting this FSP was to increase impairment losses recognized in earnings by $9,268,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

A roll-forward of the OTTI amount related to credit losses for the three-month and nine-month periods ended September 30, 2009 is as follows:

(In Thousands)	3 Months	9 Months
	Ended	Ended
	Sept. 30,	Sept. 30,
	2009	2009
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period (as measured effective January 1, 2009 upon adoption of ASC Topic 320)	$(23,332)	$(2,362)

Additional credit loss for which an OTTI was not previously Recognized	(38,168)	(61,188)

Reduction for securities losses realized during the period	44,526	53,837

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	(4,328)	(11,589)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$(21,302)	$(21,302)

Write-downs associated with securities deemed worthless are included in the line item labeled “Reduction for securities losses realized during the period” in the table immediately above.

Equity Securities

The Corporation’s marketable equity securities include stocks of banking companies, and to a lesser extent, a mix of non-financial equities which include large cap domestic and foreign companies, as well as equity-based mutual funds and similar instruments.  At September 30, 2009, the fair value of bank equities was $10,189,000, and the fair value of non-bank equities was $2,415,000.  Management evaluates the financial condition, earnings, dividend payment prospects and other relevant factors related to each issuer for which the stock is in an unrealized loss position, to determine whether the Corporation can realistically expect to recover its cost basis without realizing a loss.

Management’s decision to record OTTI losses on bank stocks in 2009 was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement in the second and third quarters of 2009), and (2) management’s intent to sell some of the stocks in 2009 to generate capital losses, which could be carried back and offset against capital gains generated in 2006, 2007 and 2008 to realize tax refunds.  Realized gains from sales of bank stocks totaled $1,094,000 in the nine months ended September 30, 2009, including $361,000 from stocks for which an OTTI had been previously recognized, and $733,000 from stocks for which no OTTI had been previously recognized.  In the three months ended September 30, 2009, the Corporation realized gains from sales of bank stocks totaling $70,000, all from stocks for which an OTTI had been previously recognized.  After the impact of the impairment charges and sales, for the Corporation’s remaining bank stocks, there were no unrealized losses at September 30, 2009.

Consistent with declines in U.S. and worldwide equity markets, the values of the non-financial equities fell in the last half of 2008 and first quarter 2009, and appreciated in the second and third quarters of 2009.  At September 30, 2009, the total amortized cost basis of investments in non-bank equities in an unrealized loss position was $2,262,000, with an aggregate fair value of $1,660,000 and an unrealized loss of $602,000, or 27% of cost.  There were 37 non-bank equities in an unrealized loss position at September 30, 2009.  The largest unrealized loss amounts were from: (1) Federated Index Trust Mid-Cap Fund, which is indexed to the S&P 400 Mid-Cap Index, with an unrealized loss of $166,000 or 32% of cost, and (2) iShares MCSI EAFE Index Funds, an exchange traded fund indexed to international stocks, with an unrealized loss of $115,000, or 32% of cost.  In the case of these two securities, as well as the rest of the non-bank equities, management believes the impairment to be a product of the current, cyclical downturn in equity markets, and management expects the Corporation to hold the securities until its cost basis can be recovered.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. GOODWILL

Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired.  Goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be an impairment.   In light of the Corporation’s net loss for the 3-month and 9-month periods ended September 30, 2009, recent declines in the Corporation’s common stock price (including a few days in October 2009 when the price closed below the book value as of the end of the prior quarter) and adverse overall market conditions, management determined it appropriate to perform an interim goodwill impairment test as of September 30, 2009.  Based on the results of its impairment analysis, the Corporation determined that the fair value of its only reporting unit, its community banking operation, exceeded its book value, and there was no goodwill impairment at September 30, 2009.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2009 and December 31, 2008. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements. As shown in the table below, the fair value of long-term borrowings exceeded the carrying amount by $20,630,000 at September 30, 2009 compared to $3,595,000 at December 31, 2008. This increase resulted from changes in management’s assumptions related to certain callable borrowings during 2009. At December 31, 2008, management expected these borrowings to be called, but market interest rates at September 30, 2009 indicate that the borrowings will not be called in the foreseeable future.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$47,967	$47,967	$24,028	$24,028
Trading securities	0	0	2,306	2,306
Available-for-sale securities	399,112	399,112	419,688	419,688
Held-to-maturity securities	301	307	406	426
Restricted equity securities	8,970	8,970	8,954	8,954
Loans, net	720,291	721,517	735,687	725,586
Accrued interest receivable	5,727	5,727	5,846	5,846

Financial liabilities:
Deposits	896,866	907,692	864,057	870,767
Short-term borrowings	33,053	32,806	48,547	47,653
Long-term borrowings	216,451	237,081	236,926	240,521
Accrued interest payable	783	783	956	956

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at September 30, 2009 and December 31, 2008, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans	Pension		Postretirement
(In Thousands)	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$0	$29	$56	$52
Interest cost	49	446	70	59
Expected return on plan assets	(33)	(230)	0	0
Amortization of transition (asset) obligation	0	(17)	28	27
Amortization of prior service cost	0	0	10	7
Loss from partial settlement	39	0	0	0
Recognized net actuarial loss	3	0	0	0
Gain on pension plan settlement	0	(71)	0	0
Net periodic benefit cost	$58	$157	$164	$145

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$0	$9	$19	$17
Interest cost	16	148	23	20
Expected return on plan assets	(11)	(77)	0	0
Amortization of transition (asset) obligation	0	(5)	10	9
Amortization of prior service cost	0	0	3	2
Loss from partial settlement	0	0	0	0
Recognized net actuarial loss	1	0	0	0
Gain on pension plan settlement	0	(71)	0	0
Net periodic benefit cost	$6	$4	$55	$48

In the first nine months of 2009, the Corporation funded postretirement contributions totaling $45,000, with estimated annual postretirement contributions of $60,000 expected in 2009 for the full year.  In the first nine months of 2009, the Corporation made contributions totaling $220,000 to the Citizens Trust Company Retirement Plan, including $200,000 for the 2008 plan year and $20,000 for the 2009 plan year.  The amount funded for the 2008 plan year exceeded legal minimum funding requirements, which ranged from $38,000 to $41,000, depending on timing of the contributions.  There are no additional contributions expected to be required for the 2009 plan year.

10. STOCK-BASED COMPENSATION PLANS

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total stock-based compensation is as follows:

(In Thousands)	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended June 30,
	2009	2008	2009	2008
Stock options	$0	$0	$273	$209
Restricted stock	22	18	63	65

Total	$22	$18	$336	$274

11.  INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset at September 30, 2009 and December 31, 2008:

(In Thousands)	Sept. 30,	Dec. 31,
	2009	2008
Deferred tax assets:
Unrealized holding gains (losses) on securities	$231	$(11,899)
Defined benefit plans - FASB 158	(183)	(52)
Net realized losses on securities	(30,343)	(3,014)
Allowance for loan losses	(2,857)	(2,725)
Other deferred tax assets	(1,273)	(1,418)
	(34,425)	(19,108)
Valuation allowance	886	0

Total deferred tax assets	(33,539)	(19,108)
Deferred tax liabilities:
Bank premises and equipment	1,896	2,137
Core deposit intangibles	214	302
Other deferred tax liabilities	322	280
Total deferred tax liabilities	2,432	2,719
Deferred tax asset, net	$(31,107)	$(16,389)

Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through September 30, 2009.  Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at September 30, 2009 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated from 2006 through 2008.  Realization of the remaining $886,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.

The credit or provision for income tax for the 3-month and 9-month periods ended September 30, 2009 and 2008 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates of 33.9% for the 3-month period ended September 30, 2009 and 35.5% for the 9-month period ended September 30, 2009 differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income and recording the valuation allowance described above.  The effective tax rates of (26.0%) for the 3-month period ended September 30, 2008 and 20.5% for the 9-month period ended September 30, 2008 differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns.

12. ISSUANCE OF PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM

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

The shares of Preferred Stock are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Stock, (ii) any amendment to the rights of the shares of Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock.  If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect 2 directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.  As of September 30, 2009, no dividends on the preferred stock were in arrears.

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

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity.  Proceeds from the transaction, net of direct issuance costs of $31,000, have been allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance.  The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes option model.  The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000.  As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000.  In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%.  In 2009, total dividends on Preferred Stock of $1,055,000, which has been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Earnings, included quarterly dividends paid of $768,000, dividends accrued based on the stated value of $169,000 and accretion of the discount on Preferred Stock of $118,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

13.  CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted.  In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

14.  SUBSEQUENT EVENTS
The Corporation has evaluated and disclosed all material subsequent events that provide additional evidence about conditions that existed as of September 30, 2009.  The Corporation evaluated these subsequent events through November 6, 2009, the date on which the financial statements contained herein were issued.

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

EARNINGS OVERVIEW

The Corporation reported a net loss available to common shareholders of $45,005,000, or $5.01 per share, in the first nine months of 2009, primarily attributable to other-than-temporary impairment (OTTI) charges on available-for-sale securities of $56,356,000. For the first nine months of 2008, the Corporation reported net income of $7,881,000, or $0.88 per diluted share. For the third quarter 2009, the net loss available to common shareholders was $28,567,000, or $3.17 per share. In the third quarter 2008, net income available to common shareholders was $1,012,000, or $0.11 per share.

Core Earnings is an earnings performance measurement which the Corporation’s management has defined to exclude the effects of OTTI losses on available-for-sale securities and realized gains on securities for which OTTI has previously been recognized.  Core Earnings is a performance measurement that is not based on U.S. generally accepted accounting principles.  Management believes Core Earnings information is meaningful for evaluating the Corporation’s operating performance, because it excludes some of the impact of market volatility as it relates to investments in pooled trust-preferred securities and other securities.  More information concerning Core Earnings, including a reconciliation to the Corporation’s earnings results based on U.S. generally accepted accounting principles, is provided in the following section of Management’s Discussion and Analysis. The Corporation’s results for the first nine months of 2009 included positive Core Earnings available to common shareholders of $11,351,000 ($1.26 per diluted share), reduced by after-tax OTTI charges on available-for-sale securities (net of subsequent gains from selling some of the securities) of $56,356,000. For the first nine months of 2008, the Corporation had Core Earnings of $11,951,000 ($1.33 per diluted share). Third quarter 2009 results included Core Earnings of $3,918,000 ($0.43 per diluted share), offset by after-tax OTTI charges on available-for-sale securities (net of subsequent gains from selling some of the securities) of $32,485,000. In the third quarter of 2008, Core Earnings was $4,145,000 ($0.46 per diluted share).

Pre-tax OTTI charges in the first nine months of 2009 totaled $84,407,000, including $47,947,000 in the third quarter 2009.  A summary of pre-tax OTTI charges for the 3-month and 9-month periods ended September 30, 2009 and 2008 is as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
Pooled trust preferred securities - mezzanine tranches	$(42,495)	$(4,289)	$(72,776)	$(4,289)
Marketable equity securities (bank stocks)	(87)	(458)	(6,266)	(1,878)
Trust preferred securities issued by individual institutions	(3,209)	0	(3,209)	0
Private label collateralized mortgage obligations	(2,156)	0	(2,156)	0

Net impairment losses recognized in earnings	$(47,947)	$(4,747)	$(84,407)	$(6,167)

Pooled trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks.  The Corporation’s investments in pooled trust-preferred securities are each made up of companies with geographic and size diversification.  Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts.  Management evaluates the pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers.  In determining cash flows, management assumes all issuers currently deferring or in default would make no future payments, and assigns estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service.  At September 30, 2009, management made significant changes in assumptions regarding future deferrals and defaults in comparison to assumptions used in the previous four quarters’ analyses.  These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters.  The Corporation’s process for evaluating pooled trust-preferred securities for OTTI is described in more detail in Note 6 to the unaudited, consolidated financial statements.  After the impact of the impairment charges, the Corporation’s cost basis in pooled trust-preferred securities at September 30, 2009 totaled $13.3 million, including senior tranche assets of $11.7 million and mezzanine tranche assets of $1.6 million.  The estimated fair value at September 30, 2009 of pooled trust-preferred securities was $9.1 million.

As described in more detail in Notes 2 and 6 to the unaudited, consolidated financial statements, the Corporation adopted new accounting principles in the first quarter 2009, which resulted in the impairment of debt securities being separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  For the nine-month period ended September 30, 2009, the effect of the new principles was to increase impairment losses recognized in earnings by $2,773,000, and decrease the income tax provision by $943,000, resulting in a decrease in net income (higher net loss) of $1,830,000, or $0.20 per average common share.  For the three-month period ended September 30, 2009, the effect of adopting the new principles was to increase impairment losses recognized in earnings by $9,268,000, and reduce the income tax provision by $3,151,000, resulting in a reduction in net income (larger net loss) of $6,117,000, or $0.68 per average common share.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

This report contains supplemental financial information determined by a method other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  Management uses this non-GAAP measure in its analysis of the Corporation’s performance.  This measure, Core Earnings, excludes the effects of OTTI losses on available-for-sale securities and realized gains on securities for which OTTI has previously been recognized.  Management believes the presentation of this financial measure, which excludes the impact of the specified items, provides useful supplemental information that is essential to a proper understanding of the financial results of the Corporation.  The Core Earnings measure provides a method to assess operating performance excluding the impact of market volatility related to investments in pooled trust-preferred securities and other securities. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. The table below provides a reconciliation of Core Earnings to net (loss) income, the most directly comparable GAAP financial measure.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
(In thousands, except per-share data)
	2009		2008
	(Loss)/	Diluted	(Loss)/	Diluted
	Income	EPS	Income	EPS
QUARTER ENDED SEPTEMBER 30:

Net (loss) income available to common shareholders	$(28,567)	$(3.17)	$1,012	$0.11

Other-than-temporary impairment losses on available-for-sale securities	(47,947)		(4,747)
Realized gains on related bank stock sales	70		0
Other-than-temporary impairment losses on available-for-sale securities, net of related gains	(47,877)		(4,747)
Income taxes (1)	15,392		1,614
Other-than-temporary impairment losses, net	(32,485)		(3,133)

Core earnings available to common shareholders	$3,918	$0.43	$4,145	$0.46

NINE MONTHS ENDED SEPTEMBER 30:

Net (loss) income available to common shareholders	$(45,005)	$(5.01)	$7,881	$0.88

Other-than-temporary impairment losses on available-for-sale securities	(84,407)		(6,167)
Realized gains on related bank stock sales	361		0
Other-than-temporary impairment losses on available-for-sale securities, net of related gains	(84,046)		(6,167)
Income taxes (1)	27,690		2,097
Other-than-temporary impairment losses, net	(56,356)		(4,070)

Core earnings available to common shareholders	$11,351	$1.26	$11,951	$1.33

(1) Income tax has been allocated to the non-core losses at 34%, adjusted for a valuation allowance on deferred tax assets associated with losses from securities classified as capital assets for federal income tax reporting purposes.  The valuation allowance, which was recorded in the third quarter 2009, is described in more detail in Note 11 to the unaudited, consolidated financial statements.

Significant changes in the Corporation's operating results for the first nine months of 2009, as compared to the corresponding period in 2008, were as follows:

·
The interest margin increased $1,140,000, or 3.6%.  On a fully taxable-equivalent basis, the interest margin increased $1,688,000, or 5.1%.  The interest margin has been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings. The interest margin has also been positively impacted by increased levels of investments and high yields on municipal bonds.  The interest margin has been negatively impacted by weak consumer loan demand, as average loans outstanding have shrunk approximately $11.3 million for the first nine months of 2009 as compared to the same period in 2008.

·
Non-interest income decreased $602,000, or 6.2%.  In the first nine months of 2008, non-interest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering.  Also, in the first nine months of 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $282,000 in the first nine months of 2008.

·
The provision for loan losses was $115,000 lower in the first nine months of 2009. The ratio of nonperforming loans (including nonaccrual loans and loans 90 days or more past due and still accruing interest) and other real estate owned, as a percentage of assets, was 0.77% at September 30, 2009, higher than the 0.69% level at December 31, 2008, but still relatively low by historical standards.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·
Non-interest expense increased $616,000, or 2.4%.  FDIC insurance costs increased $1,490,000 in the first nine months of 2009, to $1,651,000 from $161,000 in the same period of 2008.  The higher FDIC costs included the effects of premium increases and a special assessment of $589,000.  Excluding FDIC costs, total non-interest expense was 3.5% lower in the first nine months of 2009 as compared to the corresponding period in 2008.

·	Dividends were paid on preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program of $1,055,000 for the first nine months of 2009.

Significant changes in the Corporation's operating results for the third quarter 2009, as compared to the third quarter 2008, were as follows:

·
The interest margin decreased $309,000, or 2.8%.  On a fully taxable-equivalent basis, the interest margin decreased $124,000, or 1.1%.  The interest margin has been positively impacted by lower short-term market interest rates and high returns on municipal bonds, and negatively affected by lower average loans outstanding and high average balances of liquid assets at low yields (primarily balances at the Federal Reserve).

·
Non-interest income increased $220,000, or 7.2%, including rental revenues of $184,000 from the temporary operation of a foreclosed commercial real estate property initiated in the third quarter 2009, and an increase of $126,000 in service charges on deposit accounts.

·
The provision for loan losses was $493,000 higher in the third quarter, as compared to the third quarter 2008.  In the third quarter 2009, SFAS No. 114 allowances on commercial loans increased $439,000, including an allowance of $500,000 established for one commercial relationship.

·	The amount of realized gains from available-for-sale securities included in Core Earnings totaled $29,000 in the third quarter 2009, down from $264,000 in the third quarter 2008.

·
Non-interest expense decreased $459,000, or 5.3%.  Lower personnel costs were the major source of expense reductions, stemming from reductions in number of personnel attributable to an operational process review conducted in 2008.

·	Dividends were paid on preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program of $373,000 for the third quarter of 2009.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2008	2008	2008	2008
Interest income	$16,808	$17,341	$17,571	$18,589	$18,575	$18,373	$18,700
Interest expense	6,016	6,164	6,606	7,195	7,474	7,724	8,656
Interest margin	10,792	11,177	10,965	11,394	11,101	10,649	10,044
Provision (credit) for loan losses	634	93	(173)	240	141	(376)	904
Interest margin after provision for loan losses	10,158	11,084	11,138	11,154	10,960	11,025	9,140
Other income	3,282	3,054	2,766	3,179	3,062	3,155	3,487
Net losses on available-for-sale securities	(47,848)	(18,995)	(16,679)	(3,878)	(4,483)	(867)	(110)
Other expenses	8,277	9,158	8,638	7,989	8,736	8,257	8,464
(Loss) income before income tax provision	(42,685)	(14,015)	(11,413)	2,466	803	5,056	4,053
Income tax (credit) provision	(14,491)	(5,284)	(4,388)	288	(209)	1,303	937
Net (loss) income	(28,194)	(8,731)	(7,025)	2,178	1,012	3,753	3,116
US Treasury preferred dividends	373	373	309	0	0	0	0
Net (loss) income available to common shareholders	$(28,567)	$(9,104)	$(7,334)	$2,178	$1,012	$3,753	$3,116
Net (loss) income per common share – basic	$(3.17)	$(1.01)	$(0.82)	$0.24	$0.11	$0.42	$0.35
Net (loss) income per common share – diluted	$(3.17)	$(1.01)	$(0.82)	$0.24	$0.11	$0.42	$0.35

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Prospects for the Remainder of 2009

As described in the “Earnings Overview” section above, the Corporation reported a net loss for each of the first three quarters of 2009, primarily because of substantial securities write-downs.  While management cannot guarantee there will be no additional securities losses, based on the relatively small ($1.6 million) remaining cost basis of mezzanine pooled trust-preferred securities as of September 30, 2009, we believe the vast majority of losses have been realized.  Results for 2009 reflect the impact of significant operational changes made in 2007 and 2008, including successful implementation of an overdraft privilege program, as well as other enhancements to noninterest revenue sources.Management also improved efficiency of various operational activities, which has resulted in significant expense reductions.  Management expects the Corporation’s earnings results for the fourth quarter 2009 to continue to reflect the positive effects of these changes.

A major variable that affects the Corporation’s earnings is securities gains and losses.  The Corporation’s losses from trust-preferred securities and other securities stem from the much-publicized economic problems affecting the national and international economy, which have particularly hurt the banking industry.  Although management believes these conditions to be cyclical, the Corporation has exposure to the possibility of future losses from investments in bank stocks, private label CMOs, trust-preferred securities issued by individual banks, and other securities.  Note 6 to the consolidated financial statements provides more detail concerning the Corporation’s investment securities.

The Corporationhas benefited in 2009 and 2008 from a relatively low (by historical standards) provision for loan losses.  Issues related to larger commercial borrowers can significantly affect the Corporation’s provision for loan losses in any particular period.  Accordingly, the amount of loan loss provision for the remainder of 2009 will depend substantially on the credit status of the commercial portfolio.  Although management is concerned about the condition of the national economy and the potential for problems in our market area, to date the Corporation has not experienced significant deterioration in loan delinquencies, or a noticeable change in volume of activity related to troubled loans or foreclosures.  The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of subprime mortgage loans that have received negative publicity.  However, if economic conditions deteriorate significantly, the Corporation may need to increase the provision for loan losses for the impact on the residential mortgage and consumer portions of the loan portfolio.

Management estimates total capital purchases for 2009 to be approximately $1.5 - $2 million, with computer software and hardware the largest planned categories of expenditure.  Total capital purchases for the first nine months of 2009 totaled $1.042 million.  Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2009 or in the year ending December 31, 2010.

In July 2009, the Corporation amended its Dividend Reinvestment and Stock Purchase and Sale Plan.  One of the effects of the plan amendments was to permit the Corporation to sell common shares directly under the plan at a discount, with the initial percentage discount set at 5%.  In October 2009, the Corporation suspended the 5% discount until further notice.  The Corporation raised a total of $3.087 million from sales of common stock at the discounted price, including $1.840 million for the quarter ended September 30, 2009.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

As described in Note 5 to the consolidated financial statements, in 2008, the Corporation changed its method of valuing pooled trust-preferred securities from using price quotes received from pricing services, to a Level 3 (as described in SFAS No. 157) methodology, using discounted cash flows.  At both September 30, 2009 and December 31, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.

As described in Note 6 to the consolidated financial statements, management evaluates securities for OTTI.  In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery.  Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions.  Also, management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security.  Note 6 to the consolidated financial statements includes details concerning significant changes made at September 30, 2009, as compared to the previous four quarterly analyses, that resulted in increased amounts of estimated future defaults on pooled trust-preferred securities.

NET INTEREST MARGIN

The Corporation’s primary source of operating income is represented by the net interest margin.  The net interest margin is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest margin for the three-month and nine-month periods ending September 30, 2009 and September 30, 2008.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ending September 30, 2009 and 2008

For the nine-month periods, the fully taxable equivalent net interest margin was $35,062,000 in 2009, $1,688,000 (5.1%) higher than in 2008.  As shown in Table IV, net increases in volume had the effect of increasing net interest income $735,000 in 2009 over 2008, and interest rate changes had the effect of increasing net interest income $953,000. The most significant component of the volume change in interest income in 2009 was an increase of $1,372,000 attributable to growth in the tax-exempt portion of the available-for-sale securities portfolio. The most significant volume change in interest expense in 2009 was a decrease of $956,000 resulting from a decrease in borrowed funds.  As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.44% in 2009, as compared to 3.23% in 2008.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $53,848,000 in 2009, a decrease of 5.9% from 2008.  Income from available-for-sale securities decreased $626,000 (3.4%), while interest and fees from loans decreased $2,611,000, or 6.8%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2009 rose to $455,604,000, an increase of $8,250,000, or 1.8% from 2008.  During 2009, the Corporation has increased the size of its tax-exempt municipal security portfolio, while shrinking the taxable available-for-sale securities portfolio. The Corporation’s yield on taxable securities fell in 2009 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. Also, interest rates on variable-rate trust preferred securities have decreased consistent with short-term global interest rates. The average rate of return on available-for-sale securities was 5.25% for 2009 and 5.53% in 2008.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of gross loans decreased 1.5% to $730,738,000 in 2009 from $742,018,000 in 2008.  Due to the challenging economic environment, the Corporation has experienced contraction in the balance of its mortgage and consumer loan portfolios, with slight growth in average commercial and tax-exempt loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.56% in 2009 and 6.92% in 2008.

The average balance of interest-bearing due from banks, which in 2009 has consisted primarily of balances held by the Federal Reserve, increased to $19,026,000 in 2009 from $1,302,000 in 2008. Also, the average balance of federal funds sold increased to $11,975,000 in 2009 from $6,135,000 in 2008. Although the rates of return are low, the Corporation has maintained relatively high levels of these liquid assets in 2009 (as opposed to increasing long-term, available-for-sale securities at higher yields) due to management’s concern about the possibility of substantial increases in interest rates in 2010 or 2011.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the nine-month period, interest expense fell $5,068,000, or 21.3%, to $18,786,000 in 2009 from $23,854,000 in 2008.  Table III shows that the overall cost of funds on interest-bearing liabilities fell to 2.47% in 2009 from 3.14% in 2008.

Total average deposits (interest-bearing and noninterest-bearing) increased 4.2%, to $879,324,000 in 2009 from $843,950,000 in 2008.  This increase has come mainly in interest checking, money market, and individual retirement accounts and is partially offset by a reduction in the balance in certificates of deposit. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts have decreased significantly in 2009 as compared to 2008. As shown in Table IV, decreases in rates reduced interest expense on deposits by $3,988,000.

Total average borrowed funds decreased $30,576,000 to $265,639,000 in 2009 from $296,215,000 in 2008.  During 2008 and early 2009, the Corporation has generally paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.79% in 2009, down from 4.02% in 2008.  This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

Three-Month Periods Ending September 30, 2009 and 2008

Except as noted below, significant changes in the three-month results are consistent with the discussion of the nine-month results provided in the previous section.

For the three-month periods, the fully taxable equivalent net interest margin was $11,557,000 in 2009, $124,000 (1.1%) lower than in 2008.  As shown in Table IV, net changes in volume had the effect of decreasing net interest income $195,000 in 2009 compared to 2008, and interest rate changes had the effect of increasing net interest income $71,000. As presented in Table III, the “Interest Rate Spread” was 3.44% in 2009, as compared to 3.38% in 2008.

Interest income totaled $17,573,000 in 2009, a decrease of 8.3% from 2008.  Income from available-for-sale securities decreased $635,000, while interest and fees from loans decreased $894,000, or 7.0%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2009 decreased to $438,555,000, a decrease of $13,116,000, or 2.9% from 2008.  The average rate of return on available-for-sale securities was 5.06% for 2009 and 5.48% in 2008. For the three-month period, the average balance of gross loans decreased 3.2% to $726,304,000 in 2009 from $750,481,000 in 2008. The average rate of return on loans was 6.53% in 2009 and 6.81% in 2008. The average balance of interest-bearing due from banks, mainly from balances held by the Federal Reserve, increased to $40,616,000 in 2009 from $1,253,000 in 2008.

For the three-month period, interest expense fell $1,458,000, or 19.5%, to $6,016,000 in 2009 from $7,474,000 in 2008. Total average deposits (interest-bearing and noninterest-bearing) increased 4.0%, to $895,427,000 in 2009 from $860,734,000 in 2008.  Total average borrowed funds decreased $38,825,000 to $254,476,000 in 2009 from $293,301,000 in 2008.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	September 30,		Increase/	September 30,		Increase/
(In Thousands)	2009	2008	(Decrease)	2009	2008	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$3,841	$5,010	$(1,169)	$13,110	$15,206	$(2,096)
Tax-exempt	1,747	1,213	534	4,778	3,308	1,470
Total available-for-sale securities	5,588	6,223	(635)	17,888	18,514	(626)
Held-to-maturity securities,
Taxable	5	6	(1)	17	18	(1)
Trading securities	2	27	(25)	48	90	(42)
Interest-bearing due from banks	24	9	15	28	27	1
Federal funds sold	0	42	(42)	15	116	(101)
Loans:
Taxable	11,314	12,255	(941)	34,027	36,836	(2,809)
Tax-exempt	640	593	47	1,825	1,627	198
Total loans	11,954	12,848	(894)	35,852	38,463	(2,611)
Total Interest Income	17,573	19,155	(1,582)	53,848	57,228	(3,380)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	235	307	(72)	659	794	(135)
Money market	449	961	(512)	1,671	3,265	(1,594)
Savings	59	87	(28)	229	249	(20)
Certificates of deposit	1,608	2,107	(499)	5,150	6,978	(1,828)
Individual Retirement Accounts	1,225	1,093	132	3,544	3,650	(106)
Other time deposits	2	2	0	5	5	0
Total interest-bearing deposits	3,578	4,557	(979)	11,258	14,941	(3,683)
Borrowed funds:
Short-term	121	218	(97)	431	761	(330)
Long-term	2,317	2,699	(382)	7,097	8,152	(1,055)
Total borrowed funds	2,438	2,917	(479)	7,528	8,913	(1,385)
Total Interest Expense	6,016	7,474	(1,458)	18,786	23,854	(5,068)

Net Interest Income	$11,557	$11,681	$(124)	$35,062	$33,374	$1,688

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)
	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2009	Return/	9/30/2008	Return/	9/30/2009	Return/	9/30/2008	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$335,134	4.55%	$380,031	5.24%	$361,894	4.84%	$380,650	5.34%
Tax-exempt	103,421	6.70%	71,640	6.74%	93,710	6.82%	66,704	6.62%
Total available-for-sale securities	438,555	5.06%	451,671	5.48%	455,604	5.25%	447,354	5.53%
Held-to-maturity securities,
Taxable	384	5.16%	408	5.85%	398	5.71%	408	5.89%
Trading securities	231	3.43%	1,836	5.85%	1,022	6.28%	1,972	6.10%
Interest-bearing due from banks	40,616	0.23%	1,253	2.86%	19,026	0.20%	1,302	2.77%
Federal funds sold	64	0.00%	7,892	2.12%	11,975	0.17%	6,135	2.53%
Loans:
Taxable	684,723	6.56%	714,504	6.82%	690,834	6.59%	708,714	6.94%
Tax-exempt	41,580	6.11%	35,977	6.56%	39,904	6.11%	33,304	6.53%
Total loans	726,304	6.53%	750,481	6.81%	730,738	6.56%	742,018	6.92%
Total Earning Assets	1,206,154	5.78%	1,213,539	6.28%	1,218,763	5.91%	1,199,189	6.37%
Cash	17,232		21,994		16,921		20,111
Unrealized gain/loss on securities	(24,407)		(31,590)		(32,092)		(20,535)
Allowance for loan losses	(7,693)		(8,572)		(7,789)		(8,875)
Bank premises and equipment	25,102		26,880		25,442		27,305
Intangible Asset - Core Deposit Intangible	628		1,051		711		1,182
Intangible Asset - Goodwill	11,941		12,014		11,957		12,026
Other assets	66,507		54,737		62,261		51,148
Total Assets	$1,295,464		$1,290,054		$1,296,174		$1,281,551

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$108,096	0.86%	$88,855	1.37%	$100,809	0.87%	$81,302	1.30%
Money market	203,126	0.88%	200,202	1.91%	200,960	1.11%	192,528	2.27%
Savings	69,292	0.34%	69,272	0.50%	69,111	0.44%	66,859	0.50%
Certificates of deposit	225,294	2.83%	231,083	3.63%	226,781	3.04%	239,971	3.88%
Individual Retirement Accounts	156,421	3.11%	139,668	3.11%	152,415	3.11%	137,785	3.54%
Other time deposits	1,892	0.42%	1,943	0.41%	1,443	0.46%	1,474	0.45%
Total interest-bearing deposits	764,120	1.86%	731,023	2.48%	751,519	2.00%	719,919	2.77%
Borrowed funds:
Short-term	34,383	1.40%	39,775	2.18%	39,065	1.48%	39,904	2.55%
Long-term	220,093	4.18%	253,526	4.24%	226,574	4.19%	256,311	4.25%
Total borrowed funds	254,476	3.80%	293,301	3.96%	265,639	3.79%	296,215	4.02%
Total Interest-bearing Liabilities	1,018,596	2.34%	1,024,324	2.90%	1,017,158	2.47%	1,016,134	3.14%
Demand deposits	131,307		129,711		127,805		124,031
Other liabilities	6,516		8,452		7,413		7,892
Total Liabilities	1,156,419		1,162,486		1,152,376		1,148,057
Stockholders' equity, excluding other comprehensive income/loss	155,324		148,806		165,222		147,445
Other comprehensive income/loss	(16,279)		(21,239)		(21,424)		(13,951)
Total Stockholders' Equity	139,045		127,567		143,798		133,494
Total Liabilities and Stockholders' Equity	$1,295,464		$1,290,054		$1,296,174		$1,281,551
Interest Rate Spread		3.44%		3.38%		3.44%		3.23%
Net Interest Income/Earning Assets		3.80%		3.83%		3.85%		3.72%

Total Deposits (Interest-bearing and Demand)	$895,427		$860,734		$879,324		$843,950

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/09 vs. 9/30/08			9 Months Ended 9/30/09 vs. 9/30/08
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(550)	$(619)	$(1,169)	$(730)	$(1,366)	$(2,096)
Tax-exempt	540	(6)	534	1,372	98	1,470
Total available-for-sale securities	(10)	(625)	(635)	642	(1,268)	(626)
Held-to-maturity securities,
Taxable	0	(1)	(1)	0	(1)	(1)
Trading securities	(17)	(8)	(25)	(45)	3	(42)
Interest-bearing due from banks	30	(15)	15	48	(47)	1
Federal funds sold	(21)	(21)	(42)	58	(159)	(101)
Loans:
Taxable	(485)	(456)	(941)	(924)	(1,885)	(2,809)
Tax-exempt	90	(43)	47	305	(107)	198
Total loans	(395)	(499)	(894)	(619)	(1,992)	(2,611)
Total Interest Income	(413)	(1,169)	(1,582)	84	(3,464)	(3,380)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	58	(130)	(72)	164	(299)	(135)
Money market	14	(526)	(512)	137	(1,731)	(1,594)
Savings	0	(28)	(28)	8	(28)	(20)
Certificates of deposit	(51)	(448)	(499)	(368)	(1,460)	(1,828)
Individual Retirement Accounts	134	(2)	132	364	(470)	(106)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	155	(1,134)	(979)	305	(3,988)	(3,683)
Borrowed funds:
Short-term	(27)	(70)	(97)	(16)	(314)	(330)
Long-term	(346)	(36)	(382)	(940)	(115)	(1,055)
Total borrowed funds	(373)	(106)	(479)	(956)	(429)	(1,385)
Total Interest Expense	(218)	(1,240)	(1,458)	(651)	(4,417)	(5,068)

Net Interest Income	$(195)	$71	$(124)	$735	$953	$1,688

(1) Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	Quarter Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008

Service charges on deposit accounts	$1,317	$1,191	$3,514	$3,240
Service charges and fees	198	208	615	569
Trust and financial management revenue	757	845	2,396	2,697
Insurance commissions, fees and premiums	69	77	226	246
Increase in cash surrender value of life insurance	107	190	384	580
Other operating income	834	551	1,967	2,372
Total other operating income, before realized losses on available-for-sale securities, net	$3,282	$3,062	$9,102	$9,704

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008:

Table V excludes realized losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total non-interest income shown in Table V decreased $602,000 or 6.2%, in 2009 compared to 2008.  Items of significance are as follows:

·
Service charges on deposit accounts increased $274,000, or 8.5%, in 2009 as compared to 2008.  In 2009, Overdraft fee revenues associated with a new overdraft privilege program implemented in the first quarter of 2008 increased $274,000.

·	Service charges and fees increased $46,000, or 8.1%, in 2009 over 2008. Within this category, letter of credit fees increased $25,000 and ATM surcharges increased $29,000 in 2009.

·
Trust and financial management revenue decreased $301,000, or 11.2%, in 2009 as compared to 2008.  Trust and financial management revenues are significantly affected by the value of assets under management which have been generally lower throughout most of 2009.  Over the second and third quarters of 2009, the market values of equity securities have recovered a substantial portion of prior losses in value.  Total trust assets under management of $592,841,000 are 1.5% lower than one year earlier.

·
The increase in the cash surrender value of life insurance decreased $196,000, or 33.8%, in 2009 over 2008.  The decrease primarily relates to the changes in the earnings credit rate for the underlying contracts.

·
Other operating income decreased $405,000, or 17.1%, in 2009 as compared to 2008.  This category included a gain in 2008 of $533,000 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering.  In 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $282,000 in the first nine months of 2008.  In 2009, other operating income included $184,000 of rental revenues from the temporary operation of a foreclosed commercial real estate property.

QUARTER ENDED SEPTEMBER 30, 2009 AND 2008:

Total non-interest income shown in Table V increased $220,000 or 7.2%, in 2009 compared to 2008.  Items of significance are as follows:

·	Service charges on deposit accounts increased $126,000, or 10.6%, in 2009 as compared to 2008. Overdraft fee revenues associated with the new overdraft privilege program increased $108,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·
Trust and financial management revenue decreased $88,000, or 10.4%, in 2009 as compared to 2008.  The decrease in such revenues corresponds with the general decrease in the value of assets under management (especially equity securities) throughout most of this period.

·
The increase in the cash surrender value of life insurance decreased $83,000, or 43.7%, in 2009 over 2008.  The decrease primarily relates to the changes in the earnings credit rate for the underlying contracts.

·
Other operating income increased $283,000, or 51.4%, in 2009 as compared to 2008.  In 2009, the most significant source of such increased revenues represents rental revenues ($184,000) from the temporary operation of a foreclosed commercial real estate property initiated in the current quarter.

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE

(In Thousands)	Quarter Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008

Salaries and wages	$3,334	$3,892	$9,993	$11,319
Pensions and other employee benefits	918	1,082	3,237	3,312
Occupancy expense, net	652	689	2,073	2,160
Furniture and equipment expense	690	692	2,066	1,982
Pennsylvania shares tax	318	292	954	876
Other operating expense	2,365	2,089	7,750	5,808
Total Other Expense	$8,277	$8,736	$26,073	$25,457

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008:

Total non-interest expense increased $616,000, or 2.4%, in 2009 over 2008.  Significant changes in 2009 as compared to 2008 include the following:

·
Salaries and wages decreased $1,326,000, or 11.7%.  The primary decrease in salaries and wages relates to the reductions in personnel from an operational process review initiated in 2008.   In addition, salaries and wages for 2008 include severance costs of approximately $348,000, or $340,000 more than in 2009.

·
FDIC Insurance costs increased $1,490,000 to $1,651,000 in 2009.  The 2009 FDIC insurance costs reflect the impact of higher rates and higher levels of insured deposits, as well as additional costs of $589,000 associated with a special assessment imposed by the FDIC.

·
Other operating expense increased $452,000, or 8.0%.  This category includes many varieties of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o	Operating expenses in 2008 were reduced by an insurance claim recovery of $174,000 related to expense that had originally been recorded in the third quarter of 2007.

o	Other operating expenses include an increase of $158,000 in foreclosed real estate expenses in 2009, primarily associated with one large commercial property.

o	Attorney fees increased $119,000 in 2009, primarily as a result of commercial loan collection activities.

o	Professional fees associated with the overdraft privilege program increased $59,000 in 2009.

o	Amortization of core deposit intangibles decreased $171,000 in 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009 AND 2008:

Total non-interest expense decreased $459,000, or 5.3%, in 2009 as compared to 2008.  Significant changes in 2009 as compared to 2008 include the following:

·
Salaries and wages decreased $558,000, or 14.3%.  The decrease in salaries and wages includes the impact of reductions in personnel from an operational process review initiated in the third quarter 2008.  Also, salaries and wages for the third quarter 2008 included approximately $269,000 for severance costs, with minimal severance costs incurred in the third quarter 2009.

·	Pensions and other employee benefits decreased $164,000, or 15.2%. Within this category, the most significant changes are summarized as follows:

o	Group health insurance expense was $73,000 lower in 2009, primarily due to the reduction in personnel referred to above, and favorable experience rate adjustments under the current contract.

o	Payroll taxes, primarily for social security and medicare, were $38,000 lower in 2009 than 2008, primarily due to the reduction in personnel referred to above.

o
Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $26,000 lower in 2009 than in 2008.  The decrease is primarily associated with matching contributions related to the reductions in personnel discussed above.

·	FDIC Insurance costs increased $279,000 to $393,000 in 2009. The 2009 FDIC insurance costs reflect the impact of higher rates and higher levels of insured deposits.

·	Other operating expense decreased $3,000, or 0.2%. This category includes many varieties of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o	Collection expenses increased $235,000 in 2009, and attorney fees increased $53,000 in 2009. Both increases are primarily related to commercial loan collection activities.

o	Professional fees of $251,000 in 2008 were associated with an operational process review. In 2009, certain consulting fees related to lending operations were $45,000.

o	Amortization of core deposit intangibles decreased $57,000 in 2009.

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

Total capital purchases for 2009 are estimated at approximately $1.5 million - $2 million.  Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The allocation of the allowance for loan losses table (Table VIII) includes the SFAS 114 component of the allowance on the line item called “Impaired Loans.”  SFAS 5 estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans.  Table VIII shows an increase in the allowance on impaired loans of $663,000, to $1,119,000 at September 30, 2009 from $456,000 at December 31, 2008.  The net increase in the allowance on impaired loans includes the establishment of an allowance of approximately $716,000 on two commercial loan relationships, and a decrease of approximately $250,000 on another commercial relationship for which management perceives conditions to be improving.

The allowance for loan losses was $8,188,000 at September 30, 2009, up from the balance of $7,857,000 at December 31, 2008.  The aggregate increase in the allowance at September 30, 2009 compared to December 31, 2008 resulted mainly from the net increase in allowance on impaired commercial loans, as described above.  The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.  The provision for loan losses of $554,000 in the first nine months of 2009 reflected the impact of credit issues associated with impaired commercial loan relationships.  The provision for loan losses of $669,000 in the first nine months of 2008 included the effects of establishing an SFAS 114 allowance on a commercial loan relationship of $250,000, as well as an increase in the SFAS 5 allowance from qualitative factors and an increase in the unallocated portion of the allowance of $381,000.

Table IX presents information related to past due and impaired loans. Over the period shown in the table, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact category fluctuations within Table IX.   As of September 30, 2009, total impaired loans amounted to $5,655,000, which is comparable to the December 31, 2008 total of $5,665,000, but down from $6,218,000 at December 31, 2007, $8,011,000 at December 31, 2006 and $8,216,000 at December 31, 2005. Nonaccrual loans totaled $8,091,000 at September 30, 2009 compared to the December 31, 2008 balance of $7,200,000 with the increase primarily associated with two commercial loan relationships that total $1,734,000.  Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the amounts determined as of September 30, 2009.  Management continues to closely monitor its commercial and other loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to the allowance for loan losses:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)	9 Months	9 Months
	Ended	Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2009	2008	2008	2007	2006	2005	2004
Balance, beginning of year	$7,857	$8,859	$8,859	$8,201	$8,361	$6,787	$6,097
Charge-offs:
Real estate loans	94	670	1,457	196	611	264	375
Installment loans	236	143	254	216	259	224	217
Credit cards and related plans	0	7	5	5	22	198	178
Commercial and other loans	12	305	323	127	200	298	16
Total charge-offs	342	1,125	2,039	544	1,092	984	786
Recoveries:
Real estate loans	6	17	20	8	27	14	3
Installment loans	90	61	83	41	65	61	32
Credit cards and related plans	0	3	4	9	25	30	23
Commercial and other loans	23	14	21	28	143	50	18
Total recoveries	119	95	128	86	260	155	76
Net charge-offs	223	1,030	1,911	458	832	829	710
Allowance for loan losses recorded in acquisitions	0	0	0	587	0	377	0
Provision for loan losses	554	669	909	529	672	2,026	1,400
Balance, end of period	$8,188	$8,498	$7,857	$8,859	$8,201	$8,361	$6,787

TABLE VIII – ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)	As of
	Sept. 30,	As of December 31,
	2009	2008	2007	2006	2005	2004
Commercial	$2,587	$2,654	$1,870	$2,372	$2,705	$1,909
Consumer mortgage	3,811	3,920	4,201	3,556	2,806	513
Impaired loans	1,119	456	2,255	1,726	2,374	1,378
Consumer	309	399	533	523	476	409
Unallocated	362	428	0	24	0	2,578
Total Allowance	$8,188	$7,857	$8,859	$8,201	$8,361	$6,787

TABLE IX – PAST DUE AND IMPAIRED LOANS
(In Thousands)	As of
	Sept. 30,	As of December 31,
	2009	2008	2007	2006	2005	2004
Impaired loans without a valuation allowance	$3,069	$3,435	$857	$2,674	$910	$3,552
Impaired loans with a valuation allowance	2,586	2,230	5,361	5,337	7,306	4,709
Total impaired loans	$5,655	$5,665	$6,218	$8,011	$8,216	$8,261

Valuation allowance related to impaired loans	$1,119	$456	$2,255	$1,726	$2,374	$1,378

Total nonaccrual loans	$8,091	$7,200	$6,955	$8,506	$6,365	$7,796
Total loans past due 90 days or more and still accruing	$370	$1,305	$1,200	$1,559	$1,369	$1,307

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X – SUMMARY OF LOANS BY TYPE
(In Thousands)	Sept. 30,	As of December 31,
	2009	2008	2007	2006	2005	2004

Real estate - residential mortgage	$420,754	$433,377	$441,692	$387,410	$361,857	$347,705
Real estate - commercial mortgage	163,406	165,979	144,742	178,260	153,661	128,073
Real estate - construction	26,036	24,992	22,497	10,365	5,552	4,178
Consumer	21,033	26,732	37,193	35,992	31,559	31,702
Agricultural	3,755	4,495	3,553	2,705	2,340	2,872
Commercial	49,413	48,295	52,241	39,135	69,396	43,566
Other	1,213	884	1,010	1,227	1,871	1,804
Political subdivisions	42,869	38,790	33,013	32,407	27,063	19,713
Total	728,479	743,544	735,941	687,501	653,299	579,613
Less: allowance for loan losses	(8,188)	(7,857)	(8,859)	(8,201)	(8,361)	(6,787)
Loans, net	$720,291	$735,687	$727,082	$679,300	$644,938	$572,826

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At September 30, 2009, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $31,783,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $49,462,000 at September 30, 2009.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2009	2008	2009	2008	2009	2008
Federal Home Loan Bank of Pittsburgh	$138,750	$159,547	$183,974	$238,806	$322,724	$398,353
Federal Reserve Bank Discount Window	0	0	46,107	63,698	46,107	63,698
Other correspondent banks	0	0	29,964	30,726	29,964	30,726
Total credit facilities	$138,750	$159,547	$260,045	$333,230	$398,795	$492,777

At September 30, 2009, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total notional amount of $123,750,000 and a letter of credit in the amount of $15 million.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At September 30, 2009, the carrying value of non-pledged available-for-sale securities was $69,368,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning the Corporation’s and the subsidiary banks’ capital ratios at September 30, 2009 and December 31, 2008 are presented below.  The consolidated capital ratios as of September 30, 2009 are estimated amounts.  The Corporation’s consolidated capital ratios, and the separate company capital ratios for Citizens & Northern (C&N) Bank have been negatively affected by the financial statement losses incurred in the first nine months of 2009.  Despite the impact of the losses, management believes, as of September 30, 2009 and December 31, 2008, that the Corporation and subsidiary banks meet all capital adequacy requirements to which they are subject.

(Dollars in Thousands)					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009:
Total capital to risk-weighted assets:
Consolidated	$106,302	13.58%	$62,618	³8%	n/a	n/a
C&N Bank	81,637	10.82%	60,352	³8%	$75,440	³10%
First State Bank	4,506	23.43%	1,539	³8%	1,924	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	97,543	12.46%	31,309	³4%	n/a	n/a
C&N Bank	73,316	9.72%	30,176	³4%	45,264	³6%
First State Bank	4,353	22.63%	769	³4%	1,154	³6%
Tier 1 capital to average assets:
Consolidated	97,543	7.60%	51,326	³4%	n/a	n/a
C&N Bank	73,316	5.98%	49,066	³4%	61,332	³5%
First State Bank	4,353	9.23%	1,887	³4%	2,359	³5%

December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$138,571	14.84%	$74,725	³8%	n/a	n/a
C&N Bank	112,985	12.53%	72,126	³8%	$90,158	³10%
First State Bank	4,507	24.00%	1,503	³8%	1,878	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	130,714	13.99%	37,362	³4%	n/a	n/a
C&N Bank	105,301	11.68%	36,063	³4%	54,095	³6%
First State Bank	4,334	23.08%	751	³4%	1,127	³6%
Tier 1 capital to average assets:
Consolidated	130,714	10.12%	51,675	³4%	n/a	n/a
C&N Bank	105,301	8.51%	49,492	³4%	61,866	³5%
First State Bank	4,334	9.75%	1,778	³4%	2,223	³5%

Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months.  Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

Historically, the Corporation has paid cash dividends on common stock on a quarterly basis. The most recent quarterly cash dividend was $0.24 per share declared for the third quarter of 2009. Declaration of future dividends will depend on a number of factors, including capital requirements, regulatory limitations, operating results and financial condition and general economic conditions. Under guidance issued by the Federal Reserve, as a  bank holding company the Corporation is to consult the Federal Reserve before declaring dividends and is to strongly consider eliminating, deferring, or reducing dividends we pay to our shareholders if (1) net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the Corporation’s prospective rate of earnings retention is not consistent with capital needs and the Corporation’s overall current and prospective financial condition, or (3) the Corporation will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios.  This Federal Reserve guidance is relevant not only to dividends paid on common stock, but also to those payable in respect of our Series A Preferred Stock held by the U.S. Treasury.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At September 30, 2009, the net deferred tax asset was $31,107,000, up from a balance of $16,389,000 at December 31, 2008.  The increase in net deferred tax asset in 2009 resulted mainly from OTTI losses on securities for financial reporting purposes, which are not currently deductible for federal income tax reporting purposes.  As presented in Note 11 to the consolidated financial statements, the net deferred tax asset balance at September 30, 2009 attributable to realized securities losses was $30,343,000.

Management regularly reviews the Corporation’s deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at September 30, 2009 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated from 2006 through 2008.  Realization of the remaining $886,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.  After adjustment for the valuation allowance on capital assets, management believes the recorded net deferred tax asset at September 30, 2009 is fully recoverable.

The credit or provision for income tax for the 3-month and 9-month periods ended September 30, 2009 and 2008 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates of 33.9% for the 3-month period ended September 30, 2009 and 35.5% for the 9-month period ended September 30, 2009 differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income and recording the valuation allowance described above.  The effective tax rates of (26.0%) for the 3-month period ended September 30, 2008 and 20.5% for the 9-month period ended September 30, 2008 differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

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

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the “FASB Accounting Standards Codification” (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  The pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superceded.  The Corporation adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have any material impact on the Corporation’s consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In April 2009, the FASB issued new guidance impacting FASB ASC 820, “Fair Value Measurements and Disclosures” (FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”).  FSP FAS 157-4 provides updated guidance on identifying circumstances that indicate a transaction is not orderly.  The disclosures required by SFAS No. 157 are presented in Note 5 to the consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, “Investments – Debt and Equity Securities” (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  The guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The disclosures required by the FSP are presented in Notes 2 and 6 to the consolidated financial statements.

In January 2009, the FASB amended the guidance related to FASB ASC 325-40-35, “Investments – Other, Beneficial Interests in Securitized Financial Assets, Subsequent Measurement”.  The guidance permits the use of reasonable management judgment regarding cash flows to be received, consistent with the methodology employed for other debt securities provided in FASB ASC 320-10, “Investments – Debt and Equity Securities”, and other related guidance.  Effective in the first quarter of 2009, the Corporation has applied the provisions of the guidance in its evaluation of pooled trust-preferred securities. The Corporation’s analysis of pooled trust-preferred securities is discussed more fully in Note 6 to the consolidated financial statements.

In April 2009, FASB established the guidance for FASB ASC 855, “Subsequent Events” (SFAS No. 165 “Subsequent Events”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 was effective for annual and interim financial statement periods ending after June 15, 2009, and did not have a significant impact on the Corporation’s financial statements.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy provides limits at +/- 100, 200 and 300 basis points from current rates for fluctuations in net interest income from the baseline (flat rates) one-year scenario. The policy also limits acceptable market value variances from the baseline values based on current rates. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of July 31, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios. As of November 30, 2008, the changes in net interest income were within the policy limits in all scenarios, and changes in market value were within the policy limits in all scenarios except an immediate rate increase of 300 basis points.

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

Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The 3-month LIBOR was 0.48% at July 31, 2009 and 2.22% at November 30, 2008.  Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any scenario at July 2009 and would be unable to realize an interest expense reduction in any scenario at November 2008 except an immediate rate increase of 300 basis points.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII – THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
July 31, 2009 Data
(In Thousands)		Period Ending July 31, 2010

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$73,938	$35,164	$38,774	-7.9%	20.0%
+200	71,187	30,293	40,894	-2.8%	15.0%
+100	68,121	26,476	41,645	-1.1%	10.0%
0	64,937	22,845	42,092	0.0%	0.0%
-100	61,670	20,945	40,725	-3.2%	10.0%
-200	59,214	20,458	38,756	-7.9%	15.0%
-300	57,430	20,232	37,198	-11.6%	20.0%

	Market Value of Portfolio Equity
	at July 31, 2009

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$69,408	-37.1%	45.0%
+200	87,352	-20.9%	35.0%
+100	100,284	-9.2%	25.0%
0	110,391	0.0%	0.0%
-100	111,414	0.9%	25.0%
-200	118,843	7.7%	35.0%
-300	137,900	24.9%	45.0%

November 30, 2008 Data
(In Thousands)		Period Ending November 30, 2009

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$78,329	$40,471	$37,858	-12.3%	20.0%
+200	75,939	35,404	40,535	-6.2%	15.0%
+100	73,487	31,528	41,959	-2.9%	10.0%
0	71,031	27,839	43,192	0.0%	0.0%
-100	67,988	24,738	43,250	0.1%	10.0%
-200	64,702	22,465	42,237	-2.2%	15.0%
-300	62,034	21,909	40,125	-7.1%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2008

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$54,899	-50.9%	45.0%
+200	74,010	-33.9%	35.0%
+100	92,314	-17.5%	25.0%
0	111,889	0.0%	0.0%
-100	126,637	13.2%	25.0%
-200	134,146	19.9%	35.0%
-300	145,401	30.0%	45.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists primarily of investments in stock of banks and bank holding companies.  The Corporation also owns some other stocks and mutual funds.

Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Most U.S. bank stock prices fell in value significantly during the past year.  As discussed further in the “Earnings Overview” section of Management’s Discussion and Analysis, the Corporation has recognized OTTI charges on bank stocks totaling $6,266,000 in the first nine months of 2009.

Table XIII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%.  The data in Table XIII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2009.

Equity securities held as of September 30, 2009 and December 31, 2008 are presented in Table XIII.

TABLE XIII - EQUITY SECURITIES RISK
(In Thousands)			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At September 30, 2009	Cost	Value	Value	Value
Banks and bank holding companies	$8,472	$10,189	$(1,019)	$(2,038)
Other equity securities	2,863	2,415	(242)	(483)
Total	$11,335	$12,604	$(1,261)	$(2,521)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2008	Cost	Value	Value	Value
Banks and bank holding companies	$18,602	$16,864	$(1,686)	$(3,373)
Other equity securities	2,803	1,986	(199)	(397)
Total	$21,405	$18,850	$(1,885)	$(3,770)

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
The following additional risk factor is provided as a supplement to those previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 6, 2009. There have been no other material changes from the risk factors previously disclosed in the Corporation’s Form 10-K filed March 6, 2009.

Realization of Deferred Tax Asset – The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At September 30, 2009, the net deferred tax asset was $31.1 million, up from a balance of approximately $16.4 million at December 31, 2008. The increase in net deferred tax asset resulted mainly from other than temporary impairment losses on securities for financial reporting purposes, which are not currently deductible for federal income tax reporting purposes. The net deferred tax asset balance at September 30, 2009 attributable to realized securities losses was $30.3 million, exclusive of a valuation allowance of $886,000.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at September 30, 2009 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated from 2006 through 2008.  Realization of the remaining $886,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.  After adjustment for the valuation allowance on capital assets, management believes the recorded net deferred tax asset at September 30, 2009 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings or increase the net loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c.	Issuer Purchases of Equity Securities

On August 21, 2008, the Corporation announced the extension and amendment of a plan that permitted the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2009. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance.  At August 31, 2009 the stock repurchase program expired. No repurchases were made in the third quarter 2009.

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

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6. Exhibits

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of
the Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of security holders,
including indentures:
4.1 Certificate of Designation establishing the Series A	Incorporated by reference to Exhibit 3.1 of
Preferred Stock	the Corporation's Form 8-K filed
September 21, 2009

4.2 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of
the Corporation's Form 8-K filed
January 22, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of
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

CITIZENS & NORTHERN CORPORATION

November 6, 2009	By:	/s/ Craig G. Litchfield
Date	Chairman, President and Chief Executive Officer

November 6, 2009	By:	/s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer