Form 10-K
period 2009-12-31
CITIZENS & NORTHERN CORP
filed 2010-03-01
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one:)  Large accelerated filer ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2009, the registrant’s most recently completed second fiscal quarter, was $144,560,917.

The number of shares of common stock outstanding at February 25, 2010 was 12,120,024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 20, 2010 are incorporated by reference into Parts III and IV of this report.

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

Major initiatives within the last 5 years included the following:

·	expanded trust and financial services capabilities, including investment management, employee benefits and insurance services;

·	constructed and opened a branch facility in Jersey Shore, PA in 2005;

·	closed on the merger with Canisteo Valley Corporation in 2005;

·	constructed and opened a branch facility in Old Lycoming Township, PA, which opened in March 2006;

·	constructed an administration building in Wellsboro, PA, which opened in March 2006;

·	as described above, in May 2007, acquired Citizens Bancorp, Inc.;

·	implemented an overdraft privilege program in 2008;

·
underwent an operational process review in 2008, resulting in identification of opportunities for increases in revenue and decreases in expenses, including a net reduction in work force of 15.9%, to 297 full-time equivalent employees at December 31, 2008 from 353 at December 31, 2007

At December 31, 2009, C&N Bank had total assets of $1,276,365,000, total deposits of $886,937,000, net loans outstanding of $699,751,000 and 282 full-time equivalent employees.  At December 31, 2009, First State Bank had total assets of $50,780,000, total deposits of $42,069,000, net loans outstanding of $13,587,000 and 11 full-time equivalent employees.

Most of the activities of the Corporation and its subsidiaries are regulated by federal or state agencies.  The primary regulatory relationships are described as follows:

·
The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.

·	C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

·	Canisteo Valley Corporation is the holding company for First State Bank. The Federal Reserve is the primary regulator for Canisteo Valley Corporation.

·	First State Bank is a state-chartered, Federal Reserve member bank, supervised by the Federal Reserve and the New York State Department of Banking.

·
C&NFSC is a Pennsylvania corporation.  The Pennsylvania Department of Insurance regulates C&NFSC’s insurance activities.  Brokerage products are offered through a third party networking agreement between C&N Bank and UVEST Financial Services, Inc.

·	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

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

As a result of the Corporation’s participation in the TARP Capital Purchase Program, the Corporation has agreed to certain limitations on executive compensation. Additionally, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended the EESA by, among other things, directing Treasury to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, like the Corporation, participating in the TARP Program.  Treasury issued the applicable implementing regulations, which became effective June 15, 2009, called “TARP Standards for Compensation and Corporate Governance.” The limitations provided for in the implementing regulations are generally as follows: (1) limits on compensation that exclude incentives for senior executive officers (SEOs, as defined in the regulations) to take unnecessary and excessive risks that threaten the value of the Corporation; (2) provision for the recovery of any bonus, retention award, or incentive compensation paid to a SEO or the next twenty most highly compensated employees based on materially inaccurate statements of earnings, revenues, gains, or other criteria; (3) prohibition on making any golden parachute payments to a SEO or any of the next five most highly compensated employees; (4) prohibition on the payments or accrual of bonus, retention awards, or incentive compensation to the five most highly compensated employees of the Corporation, subject to certain exceptions for payments made in the form of restricted stock; (5) prohibitions on employee compensation plans that would encourage manipulation of earnings reported by the Corporation to enhance an employee’s compensation; (6) establishment of a compensation committee of independent directors to meet semi-annually to review employee compensation plans and the risks posed by these plans to the Corporation; (7) adoption of an excessive and luxury expenditure policy; (8) disclosure of perquisites offered to SEOs and certain highly compensated employees; (9) disclosure related to compensation consultant engagements; (10) prohibition on tax gross-ups to SEOs and certain highly compensated employees; (11) compliance with Federal securities rules and regulations regarding the submission of non-binding resolutions on SEO compensation to shareholders; and (12) establishment of the Office of the Special Master for TARP Executive Compensation (Special Master) to address the application of these rules, to TARP recipients and their employees.  The implementation regulations also establish compliance reporting and recordkeeping requirements regarding the rule’s executive compensation and corporate governance standards.

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

ITEM 1A. RISK FACTORS

The Corporation is subject to the many risks and uncertainties applicable to all banking companies, as well as risks specific to the Corporation’s geographic locations.  Although the Corporation seeks to effectively manage risks, and maintains a level of equity that exceeds the banking regulatory agencies’ thresholds for being considered “well capitalized” (see Note 19 to the consolidated financial statements), management cannot predict the future and cannot eliminate the possibility of credit, operational or other losses.  Accordingly, actual results may differ materially from management's expectations. Some of the Corporation’s significant risks and uncertainties are discussed below.

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

Equity Securities Risk - The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies.  Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks.  Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank.  These factors could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.  For additional information regarding equity securities risk, including management’s assessment of equity securities for other-than-temporary impairment as of December 31, 2008, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Debt Securities Risk – As described in the Earnings Overview section of Management’s Discussion and Analysis, the Corporation’s earnings were materially impaired in 2009 and 2008 by securities losses.  Much of the Corporation’s 2009 and 2008 losses from trust-preferred securities and other securities stem from the much-publicized economic problems affecting the national and international economy, which have particularly hurt the banking industry.  The Corporation has exposure to the possibility of future losses from investments in a senior tranche pooled trust-preferred security, trust-preferred securities issued by individual banks, private label collateralized mortgage obligations (CMOs), and other debt securities.  For additional information regarding debt securities, see Note 7 to the consolidated financial statements.

Realization of Deferred Tax Asset – The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2009, the net deferred tax asset was $22.0 million, up from a balance of approximately $16.4 million at December 31, 2008. The increase in net deferred tax asset resulted mainly from other-than-temporary impairment losses on securities for financial reporting purposes, which are not currently deductible for federal income tax reporting purposes. The net deferred tax asset balance at December 31, 2009 attributable to realized securities losses was $16.1 million, exclusive of a valuation allowance of $373,000.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at December 31, 2009 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated in 2007 and 2008.  Realization of the remaining $373,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.  After adjustment for the valuation allowance on capital assets, management believes the recorded net deferred tax asset at December 31, 2009 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Federal Home Loan Bank of Pittsburgh Common Stock  - We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock, which is included in Other Assets in the consolidated balance sheet, was $8.6 million as of December 31, 2009.  Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice is provided. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

FDIC Insurance Assessments -  During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.  To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009.  For our banks, there was an aggregate charge of $589,000, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.  In December 2009, we paid a pre-payment of the FDIC’s estimated assessment total for the next three years for our banks, totaling approximately $5.5 million.  This amount was included in Other Assets in the consolidated balance sheet at December 31, 2009, and will be amortized, subject to adjustments imposed by the FDIC, over the next three years.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. Our expenses for 2009 were significantly and adversely affected by the increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

Growth Strategy – In recent years, the Corporation has expanded its operations by acquisitions and by building and opening new branches.  The Corporation’s future financial performance will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Competition - All phases of the Corporation’s business are competitive.  Some competitors are much larger in total assets and capitalization than the Corporation, have greater access to capital markets and can offer a broader array of financial services.  There can be no assurance that the Corporation will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

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

Participation in the TARP Capital Purchase Program - Pursuant to the TARP Capital Purchase Program, on January 16, 2009, the Corporation sold 26,440 shares of Series A preferred stock and a warrant to acquire 194,794 shares of common stock to the Treasury for an aggregate purchase price of $26.44 million.  As a TARP Participant, the Corporation is subject to limits on executive compensation (described in Item 1 of Form 10-K) which could limit the Corporation’s ability to attract and retain qualified management personnel.  Also, because of participation in the TARP Program, the Corporation is subject to limitations on payment of dividends on common stock, which include a requirement that permission from the Treasury must be obtained to pay dividends greater than $0.24 per share (per quarter) on its common stock.  Further, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.

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

Facilities management office:
13 Water Street
Wellsboro, PA 16901

Branch offices – C&N Bank:
428 S. Main Street	514 Main Street	2 East Mountain Avenue
Athens, PA 18810	Laporte, PA 18626	South Williamsport, PA 17702

10 N. Main Street	4534 Williamson Trail	41 Main Street
Coudersport, PA 16915	Liberty, PA 16930	Tioga, PA 16946

111 W. Main Street	1085 Main Street	428 Main Street
Dushore, PA 18614	Mansfield, PA 16933	Towanda, PA 18848

Main Street	RR 2 Box 3036	Courthouse Square
East Smithfield, PA 18817	Monroeton, PA 18832	Troy, PA 16947

104 Main Street	3461 Route 405 Highway	90-92 Main Street
Elkland, PA 16920	Muncy, PA 17756	Wellsboro, PA 16901

135 East Fourth Street	100 Maple Street	1510 Dewey Avenue
Emporium, PA 15834	Port Allegany, PA 16743	Williamsport, PA 17701

230 Railroad Street	24 Thompson Street	130 Court Street
Jersey Shore, PA 17740	Ralston, PA 17763	Williamsport, PA 17701

102 E. Main Street	1827 Elmira Street	Route 6
Knoxville, PA 16928	Sayre, PA 18840	Wysox, PA 18854

First State Bank offices:

3 Main Street	6250 County Route 64, East Avenue Extension
Canisteo, NY 14823	Hornell, NY 14843

ITEM 3.  LEGAL PROCEEDINGS

The Corporation and the Banks are involved in various legal proceedings incidental to their business.  Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2009, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock.  The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC.  As of December 31, 2009, there were 2,619 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2009 and 2008.

	2009			2008
			Dividend			Dividend
			Declared			Declared
	High	Low	Per Quarter	High	Low	Per Quarter
First quarter	$20.94	$14.06	$0.24	$21.00	$16.85	$0.24
Second quarter	22.46	16.46	0.24	20.50	15.82	0.24
Third quarter	22.06	14.50	0.24	25.80	16.13	0.24
Fourth quarter	15.14	8.15	0.00	25.45	17.18	0.24

In December 2009, the Corporation announced that the Board of Directors was delaying until January 2010 a decision regarding the size of the dividend on common stock to be declared for the fourth quarter of 2009.  This was a departure from the Corporation’s customary practice which had been to declare a dividend for the fourth quarter of the year in mid-December, with a dividend payment date in mid- to late January.  In January 2010, the Board of Directors declared a dividend of $0.08 per share on common stock, which was paid in February 2010.  Since the $.08 dividend was declared in 2010, it is not included in the table above.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements.  Also, the Corporation, C&N Bank and First State Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.  These restrictions are described in Note 19 to the consolidated financial statements.  Specifically, under guidance issued in 2009 by the Federal Reserve, until further notice the Corporation must consult the Federal Reserve before declaring dividends on either common or preferred stock.  Further, pursuant to participation in the TARP Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the preferred stock issued to the Treasury must be fully paid; and (2) consent of the Treasury is required for any increase above $0.24 per quarter in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties.

On August 21, 2008, the Corporation announced the extension and amendment of a plan that permits the repurchase of shares of its outstanding common stock, up to an aggregate total of $10 million, through August 31, 2009.  The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and the Corporation’s financial performance.  At August 31, 2009, the stock repurchase program expired and no repurchases were made in 2009.

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

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2004 and ended December 31, 2009.  The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago.  This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

                       COMPARISON OF 5-YEAR CUMULATIVE RETURN

Citizens & Northern Corporation

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Citizens & Northern Corporation	100.00	99.12	89.53	76.17	89.58	45.10
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Citizens & Northern Peer Group*	100.00	96.66	100.68	90.98	79.39	76.52

The C&N peer group consists of banks headquartered in Pennsylvania with total assets of $500 million to $1.3 billion.  This peer group consists of 1st Summit Bancorp of Johnstown, Inc., Johnstown; ACNB Corporation, Gettysburg; AmeriServ Financial, Inc., Johnstown; Bryn Mawr Bank Corporation, Bryn Mawr; CCFNB Bancorp, Inc., Bloomsburg; Citizens Financial Services, Inc., Mansfield; CNB Financial Corporation, Clearfield; Codorus Valley Bancorp, York; Comm Bancorp, Inc., Clarks Summit; Dimeco, Inc., Honesdale; DNB Financial Corporation, Downingtown; ENB Financial Corp., Ephrata; Fidelity D & D Bancorp, Inc., Dunmore; First Keystone Corporation, Berwick; FNB Bancorp, Inc., Newtown; Franklin Financial Services Corporation, Chambersburg; Kish Bancorp, Inc., Reedsville; Mid Penn Bancorp, Inc., Millersburg; Norwood Financial Corp., Honesdale; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Penseco Financial Services Corporation, Scranton; QNB Corp., Quakertown; Republic First Bancorp, Inc., Philadelphia; Somerset Trust Holding Company, Somerset; Union National Financial Corporation, Lancaster; and VIST Financial Corp., Wyomissing.

The data for this graph was obtained from SNL Financial L.C.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders.  The figures shown in the table below are as of December 31, 2009.
Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans
approved by shareholders	306,358	$20.53	524,311

Equity compensation plans
not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
	As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2009	2008	2007	2006	2005
Interest and fee income	$67,976	$74,237	$70,221	$64,462	$61,108
Interest expense	24,456	31,049	33,909	30,774	25,687
Net interest income	43,520	43,188	36,312	33,688	35,421
Provision for loan losses	680	909	529	672	2,026
Net interest income after provision for loan losses	42,840	42,279	35,783	33,016	33,395
Noninterest income excluding securities (losses)/gains
and gains from sale of credit card loans	12,669	12,883	10,440	7,970	7,636
Net impairment losses recognized in earnings from
available-for-sale securities	(85,363)	(10,088)	0	0	0
Realized gains on available-for-sale securities	1,523	750	127	5,046	1,802
Gain from sale of credit card loans	0	0	0	340	1,906
Noninterest expense	33,659	33,446	33,283	31,614	28,962
(Loss) income before income tax (credit) provision	(61,990)	12,378	13,067	14,758	15,777
Income tax (credit) provision	(22,655)	2,319	2,643	2,772	2,793
Net (loss) income	(39,335)	10,059	10,424	11,986	12,984
U.S. Treasury preferred dividends	1,428	0	0	0	0
Net (loss) income available to common shareholders	$(40,763)	$10,059	$10,424	$11,986	$12,984
PER COMMON SHARE: (1)
Basic earnings per share	$(4.40)	$1.12	$1.19	$1.42	$1.53
Diluted earnings per share	$(4.40)	$1.12	$1.19	$1.42	$1.52
Cash dividends declared per share	$0.72	$0.96	$0.96	$0.96	$0.93
Stock dividend	None	None	1%	1%	1%
Book value per common share at period-end	$10.46	$13.66	$15.34	$15.51	$15.58
Tangible book value per common share at period-end	$9.43	$12.22	$13.85	$15.13	$15.18
Weighted average common shares outstanding - basic	9,271,869	8,961,805	8,784,134	8,422,495	8,458,813
Weighted average common shares outstanding - diluted	9,271,869	8,983,300	8,795,366	8,448,169	8,517,598
END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$396,288	$419,688	$432,755	$356,665	$427,298
Gross loans	721,603	743,544	735,941	687,501	653,299
Allowance for loan losses	8,265	7,857	8,859	8,201	8,361
Total assets	1,321,795	1,281,637	1,283,746	1,127,368	1,162,954
Deposits	926,789	864,057	838,503	760,349	757,065
Borrowings	235,471	285,473	300,132	228,440	266,939
Stockholders' equity	152,410	122,026	137,781	129,888	131,968
Common stockholders' equity (stockholders' equity,
excluding preferred stock)	126,661	122,026	137,781	129,888	131,968
AVERAGE BALANCES (In Thousands)
Total assets	1,296,086	1,280,924	1,178,904	1,134,689	1,144,619
Earning assets	1,208,280	1,202,872	1,090,035	1,055,103	1,065,189
Gross loans	728,748	743,741	729,269	662,714	618,344
Deposits	886,703	847,714	812,255	750,982	702,404
Stockholders' equity	141,787	130,790	138,669	131,082	132,465
KEY RATIOS
Return on average assets	-3.03%	0.79%	0.88%	1.06%	1.13%
Return on average equity	-27.74%	7.69%	7.52%	9.14%	9.80%
Average equity to average assets	10.94%	10.21%	11.76%	11.55%	11.57%
Net interest margin (2)	3.84%	3.77%	3.51%	3.42%	3.62%
Efficiency (3)	56.97%	57.40%	68.39%	71.73%	62.68%
Cash dividends as a % of diluted earnings per share	NM	85.71%	80.67%	67.61%	61.18%
Tier 1 leverage	9.77%	10.12%	10.91%	11.22%	10.62%
Tier 1 risk-based capital	16.65%	13.99%	15.46%	16.51%	16.52%
Total risk-based capital	17.84%	14.84%	16.52%	17.97%	18.19%
Tangible common equity/tangible assets	8.72%	8.61%	9.79%	11.27%	11.09%

ITEM 6. SELECTED FINANCIAL DATA, continued

NM = Not a meaningful ratio.

(1)	All share and per share data have been restated to give effect to stock dividends and splits.
(2)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.
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

EARNINGS OVERVIEW

For the year ended December 31, 2009, a net loss available to common shareholders was reported of $40,763,000, or $4.40 per share, while net income was $10,059,000 ($1.12 per share – basic and diluted) in 2008 and $10,424,000 ($1.19 per share – basic and diluted) in 2007.  The net loss for the year ended December 31, 2009 included the impact of after-tax other-than-temporary impairment (OTTI) charges on available-for-sale securities (adjusted for realized gains on some securities subsequently sold) of $55,849,000.  In 2008, the after-tax impact of OTTI charges was $6,638,000.  There were no OTTI charges in 2007.

Core Earnings is an earnings performance measurement which the Corporation’s management has defined to exclude the effects of OTTI losses on available-for-sale securities and realized gains on securities for which OTTI has previously been recognized.  Core Earnings is a performance measurement that is not based on U.S. generally accepted accounting principles.  Management believes Core Earnings information is meaningful for evaluating the Corporation’s operating performance, because it excludes some of the impact of market volatility as it relates to investments in pooled trust-preferred securities and other securities.  More information concerning Core Earnings, including a reconciliation to the Corporation’s earnings results based on U.S. generally accepted accounting principles, is provided in the following section of Management’s Discussion and Analysis. The Corporation’s results for 2009 included positive Core Earnings available to common shareholders of $15,086,000 ($1.63 per diluted share), reduced by after-tax OTTI charges on available-for-sale securities (net of subsequent gains from selling some of the securities) of $55,849,000.  In 2008, the Corporation had Core Earnings of $16,697,000 ($1.86 per diluted share), and Core Earnings for 2007 totaled $10,424,000 ($1.19 per diluted share).

Pre-tax OTTI charges totaled $85,363,000 in 2009 and $10,088,000 in 2008, with no OTTI charges in 2007.  A summary of pre-tax OTTI charges is as follows:

(In Thousands)	2009	2008	2007
Pooled trust preferred securities - mezzanine tranches	$(73,674)	$(8,210)	$0
Marketable equity securities (bank stocks)	(6,324)	(1,878)	0
Trust preferred securities issued by individual institutions	(3,209)	0	0
Collateralized mortgage obligations	(2,156)	0	0

Net impairment losses recognized in earnings	$(85,363)	$(10,088)	$0

Pooled trust-preferred securities are very long-term (usually 30-year maturity) instruments, mainly issued by banks.  The Corporation’s investments in pooled trust-preferred securities are each made up of companies with geographic and size diversification.  Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with lesser amounts issued by insurance companies and real estate investment trusts.  Management evaluates the pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers.  In determining cash flows, management assumes all issuers currently deferring or in default would make no future payments, and assigns estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service.  The Corporation’s process for evaluating pooled trust-preferred securities for OTTI is described in more detail in Note 7 to the consolidated financial statements.  After the impact of the impairment charges, the Corporation’s cost basis in pooled trust-preferred securities at December 31, 2009 totaled $11.649 million, including senior tranche assets of $11.383 million and mezzanine tranche assets of $0.266 million.  The estimated fair value at December 31, 2009 of pooled trust-preferred securities was $8.314 million.

As described in more detail in Notes 2 and 7 to the consolidated financial statements, the Corporation adopted new accounting principles in 2009, which resulted in the impairment of debt securities being separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  In 2009, the effect of the new principles was to increase impairment losses recognized in earnings by $3,451,000, and decrease the income tax provision by $1,173,000, resulting in a decrease in net income (larger net loss) of $2,275,000, or $0.25 per average common share.

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

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
(In thousands, except per-share data)
	2009		2008		2007
	Net
	(Loss)/	Diluted	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS	Income	EPS
Net (loss) income available to common shareholders	$(40,763)	$(4.40)	$10,059	$1.12	$10,424	$1.19

Other-than-temporary impairment losses on
available-for-sale securities	(85,363)		(10,088)		0
Realized gains on assets previously written down	1,308		31		0
Other-than-temporary impairment losses on
available-for-sale securities, net of related gains	(84,055)		(10,057)		0
Income taxes (1)	28,206		3,419		0
Other-than-temporary impairment losses, net	(55,849)		(6,638)		0

Core earnings available to common shareholders	$15,086	$1.63	$16,697	$1.86	$10,424	$1.19

(1) Income tax has been allocated to the non-core losses at 34%, adjusted for a valuation allowance of $373,000 in 2009 on deferred tax assets associated with losses from securities classified as capital assets for federal income tax reporting purposes.  The valuation allowance is described in more detail in Note 15 to the consolidated financial statements.

2009 vs. 2008

The most significant changes in components of the Corporation's Core Earnings results for 2009, as compared to 2008, were as follows:

·
The interest margin increased $332,000, or 0.8%.  On a fully taxable-equivalent basis, the interest margin increased $1,032,000, or 2.3%.  The interest margin has been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings. The interest margin has also been positively impacted by increased levels of investments and high yields on municipal bonds.  The interest margin has been negatively impacted by weak consumer loan demand, as average loans outstanding have shrunk approximately $15.0 million in 2009 as compared to 2008.

·
The provision for loan losses was $229,000 lower in 2009 than in 2008. The ratio of nonperforming loans (including nonaccrual loans and loans 90 days or more past due and still accruing interest) and other real estate owned, as a percentage of assets, was 0.76% at December 31, 2009, higher than the 0.69% level at December 31, 2008, but still relatively low by historical standards.

·
Non-interest income decreased $214,000, or 1.7%.  In 2008, non-interest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering.  Also, in 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $334,000 in 2008.

·
Non-interest expense increased $213,000, or 0.6%.  FDIC insurance assessments increased $1,784,000 in 2009, to $2,092,000 from $308,000.  The higher FDIC assessments included the effects of premium increases and a special assessment of $589,000.  Excluding FDIC costs, total non-interest expense was 4.7% lower in 2009 than in 2008.

·	Core Earnings for 2009 were reduced by dividends on preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program of $1,428,000.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

2008 vs. 2007

Net income available to common shareholders for the year ended December 31, 2008 was $10,059,000, or $1.12 per diluted share, as compared to net income of $10,424,000, or $1.19 per diluted share, in 2007.   As defined above, Core Earnings per diluted share were $1.86 in 2008, as compared to $1.19 in 2007.

The most significant changes in components of the Corporation's Core Earnings results for 2008, as compared to 2007, were as follows:

·
The interest margin was $6,876,000, or 18.9%, higher in 2008.  The improved interest margin includes the impact of the Citizens Bancorp, Inc. acquisition, which was effective May 1, 2007.  The interest margin was also positively impacted by lower market interest rates, which reduced interest rates paid on deposits and borrowings, and by higher earnings on the investment portfolio resulting from higher average total holdings of securities.

·
Non-interest income increased $2,443,000, or 23.4%, in 2008 over 2007.  Service charges on deposit accounts increased $1,888,000, or 73.8%, as a result of growth in deposit volumes from the Citizens Bancorp acquisition, as well as higher fees associated with a new overdraft privilege program.  Also, in 2008, noninterest income included a gain of $533,000 from redemption of restricted shares of Visa, resulting from Visa’s initial public offering.

OUTLOOK FOR 2010

As described in the “Earnings Overview” section above, the Corporation reported a net loss for 2009.  Note 21 to the consolidated financial statements presents quarterly income statement data that shows there was a net loss in each of the first three quarters of 2009, primarily because of substantial securities write-downs, and positive net income of $4.242 million ($0.42 per diluted share) in the fourth quarter 2009.   While management cannot guarantee there will be no additional securities losses, based on the relatively small ($0.266 million) remaining cost basis of mezzanine pooled trust-preferred securities as of December 31, 2009, we believe the vast majority of losses have been realized.  Core Earnings (as defined above) results for 2009 reflect the impact of significant operational changes made in 2007 and 2008, including successful implementation of an overdraft privilege program, as well as other enhancements to noninterest revenue sources.  Management also improved efficiency of various operational activities, which has resulted in significant expense reductions.  In 2010, management expects the Corporation’s earnings results to continue to reflect some of the positive effects of these changes.

A major variable that affects the Corporation’s earnings is securities gains and losses.  The Corporation’s 2009 and 2008 losses from trust-preferred securities and other securities stem from the much-publicized economic problems affecting the national and international economy, which have particularly hurt the banking industry.  Although management believes these conditions to be cyclical, the Corporation has exposure to the possibility of future losses from investments in a senior tranche pooled trust-preferred security, trust-preferred securities issued by individual banks, bank stocks, private label collateralized mortgage obligations (CMOs), and other securities.  Note 7 to the consolidated financial statements provides more detail concerning the Corporation’s investment securities.

In light of weak economic conditions, the Federal Reserve has taken actions that have driven interest rates down to very low levels by historical standards, including establishing the federal funds target rate at a range of 0% to 0.25% throughout 2009.  Some recent economic reports reflect improvement in U.S. economic conditions, which could result in the Federal Reserve beginning to take actions designed to raise interest rates before the end of 2010.  As described in more detail in Item 7A of this Form 10-K, the Corporation is liability sensitive, meaning that net interest income tends to increase when interest rates fall, but that net interest income tends to decrease when rates rise.  One of the ways management monitors exposure to rising interest rates is by calculating the estimated impact of interest rate shocks (immediate changes in rates) at varying levels.  Table XV in Item 7A presents information regarding the estimated impact of immediate interest rate shocks of 100 basis points (1%), 200 basis points and 300 basis points on net interest income and on the market value of portfolio equity.

The Corporation benefited in 2009 from a relatively low (by historical standards) provision for loan losses.  Issues related to larger commercial borrowers can significantly affect the Corporation’s provision for loan losses in any particular period.  Accordingly, the amount of loan loss provision for 2010 will depend substantially on the credit status of the commercial portfolio.  Although management is concerned about the condition of the national economy and the potential for problems in our market area, to date the Corporation has not experienced significant deterioration in loan delinquencies, or a noticeable change in volume of activity related to troubled loans or foreclosures.  The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of subprime mortgage loans that have received negative publicity.  However, if economic conditions deteriorate significantly, the Corporation may need to increase the provision for loan losses for the impact on the residential mortgage and consumer portions of the loan portfolio.

As referenced above, the Corporation implemented a new overdraft privilege program in 2008, and has recognized significant increases in non-interest income in 2008 and 2009 as compared to income from its prior overdraft process.  Total revenue from overdrafts, net of waived or refunded fees and provision for charge-offs, amounted to $4,055,000 in 2009.  Legislative and regulatory changes will affect the overdraft privilege program in the second half of 2010, as customers will be required to affirmatively document their consent to be assessed overdraft fees for ATM and one-time point-of-sale transactions.  Also, potential legislative changes could limit the Corporation’s ability to pay overdrafts and assess fees for all these types of transactions.  Management cannot currently estimate the extent of reduction in revenue that could occur in the second half of 2010 as a result of these regulatory and potential legislative changes.

As described in more detail in Note 22 to the consolidated financial statements, in January 2009, the Corporation issued Preferred Stock and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share to the United States Department of the Treasury under the TARP Program.  The Corporation sold the Preferred Stock and Warrant for an aggregate price of $26,440,000.   The Preferred Stock pays a cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. Pursuant to participation in the TARP Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the preferred stock issued to the Treasury must be fully paid; and (2) consent of the Treasury is required for any increase over $0.24 per quarter in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties.  Also, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.  Management is considering redemption of the Preferred Stock in 2010; however, our ability to do so is dependent upon approval from banking regulatory authorities and the Treasury.

In 2009, the Corporation issued approximately 3,090,000 shares of common stock, raising a total of $ 24,585,000, net of related offering costs.  Of this total, 2,875,000 shares were issued at a price of $8.00 per share in a public offering that was completed in December 2009, and which resulted in net proceeds of $21,410,000 (included in the $24,585,000 for the year). The additional $3,175,000 was raised through issuance of shares under the Corporation’s Dividend Reinvestment Plan. Although the Corporation maintained capital ratios that exceeded regulatory requirements to be considered well capitalized throughout 2009, the additional capital provides flexibility to absorb any additional, unexpected securities losses or other economic issues that might arise.  Further, management believes the additional capital increases the likelihood the Corporation will be able to repay the TARP Preferred Stock in 2010, which would reduce ongoing Preferred Stock dividend costs, and improves the Corporation’s ability to respond to any opportunities that could arise for branch or full-bank acquisitions.  More information related to regulatory capital is provided in the Stockholder’s Equity and Capital Adequacy section of Management’s Discussion and Analysis.

Management estimates total capital purchases for 2010 to be approximately $1.6 million, with computer software and hardware the largest planned categories of expenditure.  In comparison, total capital purchases totaled $ 1,253,000 in 2009, $998,000 in 2008 and $2,416,000 in 2007.  Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in the year ending December 31, 2010.

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

As described in Note 6 to the consolidated financial statements, in 2008, the Corporation changed its method of valuing pooled trust-preferred securities from using price quotes received from pricing services, to a Level 3 (as described in the “FASB Accounting Standards Codification” (the “ASC”) topic 820, “Fair Value Measurements and Disclosures” ) methodology, using discounted cash flows.  At both December 31, 2009 and December 31, 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.

As described in Note 7 to the consolidated financial statements, management evaluates securities for OTTI.  In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery.  Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions.  Also, management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security.  Note 7 to the consolidated financial statements includes details concerning significant changes made at September 30, 2009, as compared to the previous four quarterly analyses, that resulted in increased amounts of estimated future defaults on pooled trust-preferred securities.

NET INTEREST MARGIN

The Corporation’s primary source of operating income is represented by the net interest margin. The net interest margin is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest margin in 2009, 2008 and 2007. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest margin amounts presented in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2009 vs. 2008

Interest income totaled $70,874,000 in 2009, a decrease of 7.3% from 2008. Income from available-for-sale securities decreased $1,912,000 (7.7%), while interest and fees from loans decreased $3,505,000, or 6.9%. As indicated in Table II, total average available-for-sale securities (at amortized cost) in 2009 fell to $439,823,000, a decrease of $9,408,000, or 2.1% from 2008. During 2009, the Corporation increased the size of its tax-exempt municipal security portfolio, while shrinking the taxable available-for-sale securities portfolio. The Corporation’s yield on taxable securities fell in 2009 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. Also, interest rates on variable-rate trust preferred securities decreased consistent with short-term global interest rates. The average rate of return on available-for-sale securities was 5.24% for 2009 and 5.55% in 2008.

The average balance of gross loans decreased 2.0% to $728,748,000 in 2009 from $743,741,000 in 2008. Due to the challenging economic environment, the Corporation experienced contraction in the balance of its mortgage and consumer loan portfolios, with slight growth in average commercial and tax-exempt loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans decreased. The average rate of return on loans was 6.54% in 2009 and 6.88% in 2008.

The average balance of interest-bearing due from banks, which in 2009 consisted primarily of balances held by the Federal Reserve, increased to $29,348,000 in 2009 from $2,385,000 in 2008. Also, the average balance of federal funds sold increased to $8,983,000 in 2009 from $5,038,000 in 2008. Although the rates of return are low, the Corporation maintained relatively high levels of these liquid assets in 2009 (as opposed to increasing long-term, available-for-sale securities at higher yields) due to management’s concern about the possibility of substantial increases in interest rates in 2010 or 2011.

Interest expense fell $6,593,000, or 21.2%, to $24,456,000 in 2009 from $31,049,000 in 2008. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 2.40% in 2009 from 3.05% in 2008.

Total average deposits (interest-bearing and noninterest-bearing) increased 4.6%, to $886,703,000 in 2009 from $847,714,000 in 2008. This increase came mainly in interest checking, money market, and individual retirement accounts and is partially offset by a reduction in the balance in certificates of deposit. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts decreased significantly in 2009 as compared to 2008.

Total average borrowed funds decreased $34,275,000 to $260,413,000 in 2009 from $294,688,000 in 2008. During 2008 and 2009, the Corporation generally paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.77% in 2009, down from 3.98% in 2008. This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

As presented in Table II, the “interest rate spread” (excess of average rate of return on interest-bearing assets over average cost of funds on interest-bearing liabilities) was 3.47% in 2009, up significantly from 3.30% in 2008. As shown in Table III, changes in volume decreased net interest income by $89,000, and changes in rates increased net interest income by $1,121,000. The most significant components of changes in volume were decreases of $1,041,000 in interest and fees on loans and $1,379,000 in interest expense on borrowed funds. The most significant components of changes in rates were decreases of $1,934,000 in income on taxable available-for-sale securities, $2,464,000 in interest and fees on loans, and $5,138,000 in interest expense on deposits.

2008 vs. 2007

In May 2007, the Corporation acquired Citizens Bancorp, Inc. Included in this acquisition were all loans and deposits of Citizens Trust Company, its banking subsidiary. At the date of acquisition, the Corporation recorded an increase of $60,151,000 in net loans and $99,636,000 in total deposits.

In December 2007, management entered into a significant leveraged investment purchase transaction for two purposes: (1) to generate incremental positive net interest income, and (2) to reduce the magnitude of the Corporation’s reduction in net interest income if interest rates rise significantly within the next few years. Specifically, the Corporation purchased mortgage-backed securities and a collateralized mortgage obligation for a total cost of approximately $86,000,000, which was funded mainly by two repurchase agreements (borrowings) of $40,000,000 each. The weighted-average initial book yield on the securities was 5.38%. The borrowings have a weighted-average interest rate of 3.94%, and mature in 2017. One of the borrowings is putable by the issuer at quarterly intervals starting in December 2010, and the other is putable quarterly starting in December 2012. Each of these borrowings contains an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR is higher than 5.15%, the Corporation’s interest rate payable will decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded caps expire on the initial put dates in 2010 and 2012. Since the Corporation executed this transaction, three-month LIBOR has not exceeded 5.15%, and the embedded caps have not provided any reduction to overall interest expense.

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

TABLE I -  ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2009	2008	2007	2009/2008	2008/2007

INTEREST INCOME
Available-for-sale securities:
Taxable	$16,497	$20,347	$15,954	$(3,850)	$4,393
Tax-exempt	6,542	4,604	3,988	1,938	616
Total available-for-sale securities	23,039	24,951	19,942	(1,912)	5,009
Held-to-maturity securities,
Taxable	21	23	24	(2)	(1)
Trading securities	64	129	98	(65)	31
Interest-bearing due from banks	61	33	87	28	(54)
Federal funds sold	15	120	211	(105)	(91)
Loans:
Taxable	45,236	48,933	49,670	(3,697)	(737)
Tax-exempt	2,438	2,246	2,105	192	141
Total loans	47,674	51,179	51,775	(3,505)	(596)
Total Interest Income	70,874	76,435	72,137	(5,561)	4,298

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	901	1,047	1,830	(146)	(783)
Money market	2,004	4,162	6,018	(2,158)	(1,856)
Savings	272	335	343	(63)	(8)
Certificates of deposit	6,672	8,993	10,786	(2,321)	(1,793)
Individual Retirement Accounts	4,796	4,777	5,906	19	(1,129)
Other time deposits	6	6	7	0	(1)
Total interest-bearing deposits	14,651	19,320	24,890	(4,669)	(5,570)
Borrowed funds:
Short-term	544	986	1,923	(442)	(937)
Long-term	9,261	10,743	7,096	(1,482)	3,647
Total borrowed funds	9,805	11,729	9,019	(1,924)	2,710
Total Interest Expense	24,456	31,049	33,909	(6,593)	(2,860)

Net Interest Income	$46,418	$45,386	$38,228	$1,032	$7,158

(1) Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) Fees on loans are included with interest on loans and amounted to $1,176,000 in 2009, $1,061,000 in 2008 and $985,000 in 2007.

Table Il - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)
	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2009	Return/	12/31/2008	Return/	12/31/2007	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$342,332	4.82%	$379,999	5.35%	$290,743	5.49%
Tax-exempt	97,491	6.71%	69,232	6.65%	62,065	6.43%
Total available-for-sale securities	439,823	5.24%	449,231	5.55%	352,808	5.65%
Held-to-maturity securities, Taxable	373	5.63%	408	5.64%	412	5.83%
Trading securities	1,005	6.37%	2,069	6.23%	1,665	5.89%
Interest-bearing due from banks	29,348	0.21%	2,385	1.38%	1,864	4.67%
Federal funds sold	8,983	0.17%	5,038	2.38%	4,017	5.25%
Loans:
Taxable	689,275	6.56%	709,377	6.90%	696,667	7.13%
Tax-exempt	39,473	6.18%	34,364	6.54%	32,602	6.46%
Total loans	728,748	6.54%	743,741	6.88%	729,269	7.10%
Total Earning Assets	1,208,280	5.87%	1,202,872	6.35%	1,090,035	6.62%
Cash	17,042		19,299		19,485
Unrealized gain/loss on securities	(24,334)		(24,877)		(324)
Allowance for loan losses	(7,914)		(8,765)		(8,697)
Bank premises and equipment	25,239		27,044		26,767
Intangible Asset - Core Deposit Intangible	669		1,113		1,287
Intangible Asset - Goodwill	11,953		12,023		8,864
Other assets	65,151		52,215		41,487
Total Assets	$1,296,086		$1,280,924		$1,178,904

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$104,444	0.86%	$82,795	1.26%	$75,488	2.42%
Money market	200,982	1.00%	193,800	2.15%	183,178	3.29%
Savings	69,002	0.39%	67,276	0.50%	62,976	0.54%
Certificates of deposit	226,913	2.94%	238,316	3.77%	242,822	4.44%
Individual Retirement Accounts	154,340	3.11%	139,321	3.43%	131,158	4.50%
Other time deposits	1,276	0.47%	1,306	0.46%	1,283	0.55%
Total interest-bearing deposits	756,957	1.94%	722,814	2.67%	696,905	3.57%
Borrowed funds:
Short-term	38,731	1.40%	41,524	2.37%	48,373	3.98%
Long-term	221,682	4.18%	253,164	4.24%	170,229	4.17%
Total borrowed funds	260,413	3.77%	294,688	3.98%	218,602	4.13%
Total Interest-bearing Liabilities	1,017,370	2.40%	1,017,502	3.05%	915,507	3.70%
Demand deposits	129,746		124,900		115,350
Other liabilities	7,183		7,732		9,378
Total Liabilities	1,154,299		1,150,134		1,040,235
Stockholders' equity, excluding other comprehensive income/loss	158,120		147,535		140,035
Other comprehensive income/loss	(16,333)		(16,745)		(1,366)
Total Stockholders' Equity	141,787		130,790		138,669
Total Liabilities and Stockholders' Equity	$1,296,086		$1,280,924		$1,178,904
Interest Rate Spread		3.47%		3.30%		2.92%
Net Interest Income/Earning Assets		3.84%		3.77%		3.51%
Total Deposits (Interest-bearing and Demand)	$886,703		$847,714		$812,255
(1)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.
(2)	Nonaccrual loans are included in the loan balances above.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	Year Ended 12/31/09 vs. 12/31/08			Year Ended 12/31/08 vs. 12/31/07
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(1,916)	$(1,934)	$(3,850)	$4,788	$(395)	$4,393
Tax-exempt	1,896	42	1,938	473	143	616
Total available-for-sale securities	(20)	(1,892)	(1,912)	5,261	(252)	5,009
Held-to-maturity securities, Taxable	(2)	0	(2)	0	(1)	(1)
Trading securities	(68)	3	(65)	25	6	31
Interest-bearing due from banks	78	(50)	28	19	(73)	(54)
Federal funds sold	54	(159)	(105)	44	(135)	(91)
Loans:
Taxable	(1,362)	(2,335)	(3,697)	896	(1,633)	(737)
Tax-exempt	321	(129)	192	115	26	141
Total loans	(1,041)	(2,464)	(3,505)	1,011	(1,607)	(596)
Total Interest Income	(999)	(4,562)	(5,561)	6,360	(2,062)	4,298

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	235	(381)	(146)	163	(946)	(783)
Money market	149	(2,307)	(2,158)	332	(2,188)	(1,856)
Savings	9	(72)	(63)	22	(30)	(8)
Certificates of deposit	(413)	(1,908)	(2,321)	(197)	(1,596)	(1,793)
Individual Retirement Accounts	489	(470)	19	350	(1,479)	(1,129)
Other time deposits	0	0	0	0	(1)	(1)
Total interest-bearing deposits	469	(5,138)	(4,669)	670	(6,240)	(5,570)
Borrowed funds:
Short-term	(62)	(380)	(442)	(244)	(693)	(937)
Long-term	(1,317)	(165)	(1,482)	3,517	130	3,647
Total borrowed funds	(1,379)	(545)	(1,924)	3,273	(563)	2,710
Total Interest Expense	(910)	(5,683)	(6,593)	3,943	(6,803)	(2,860)

Net Interest Income	$(89)	$1,121	$1,032	$2,417	$4,741	$7,158

(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NON-INTEREST INCOME
Years 2009, 2008 and 2007

The table below presents a comparison of non-interest income and excludes realized gains (losses) on available for sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	2009	% Change	2008	% Change	2007

Service charges on deposit accounts	$4,791	7.7	$4,447	73.8	$2,559
Service charges and fees	796	2.4	777	10.4	704
Trust and financial management revenue	3,262	(5.3)	3,443	0.1	3,440
Insurance commissions, fees and premiums	293	(11.7)	332	(25.6)	446
Increase in cash surrender value of life insurance	501	(33.9)	758	5.4	719
Other operating income	3,026	(3.2)	3,126	21.5	2,572
Total other operating income before realized losses on available-for-sale securities, net	$12,669	(1.7)	$12,883	23.4	$10,440

2009 vs. 2008

Total non-interest income, as shown in Table IV, decreased $214,000 or 1.7% in 2009 compared to 2008.  Items of significance are as follows:

·
Service charges on deposit accounts increased $344,000, or 7.7%, in 2009 as compared to 2008.  In 2009, overdraft fee revenues associated with a new overdraft privilege program implemented in the first quarter of 2008 increased $335,000.

·
Trust and financial management revenue decreased $181,000, or 5.3%, in 2009 as compared to 2008.  Trust and financial management revenues are significantly affected by the value of assets under management which have been generally lower throughout most of 2009.  Since the second quarter of 2009, the market values of equity securities have recovered a substantial portion of prior losses in value.  As a result, total trust assets under management of $605,062,000 are 9.9% higher than one year earlier.

·
The increase in the cash surrender value of life insurance decreased $257,000, or 33.9%, in 2009 over 2008.  The decrease primarily relates to the changes in the earnings credit rate for the underlying contracts.

·
Other operating income decreased $100,000, or 3.2%, in 2009 as compared to 2008.  In 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $334,000 in 2008.  In 2009, other operating income included $306,000 of rental revenues from the temporary operation of a foreclosed commercial real estate property, as well as a gain of $325,000 on disposition of the property. In 2008, this category included a gain of $533,000 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering.

2008 vs. 2007

·
Service charges on deposit accounts increased $1,888,000, or 73.8%, in 2008 as compared to 2007.  A new overdraft privilege program implemented in early 2008 represents substantially all of the category increase.

·
Service charges and fees increased $73,000, or 10.4%, in 2008 over 2007.  The category increase reflects the effect of an increase in the number of ATMs, including those from the Citizens Trust acquisition.  Also, the impact of a new fee schedule adopted in the last quarter of 2007 contributed to the increase in ATM fees.

·
Trust and financial management revenue includes the trust operations acquired in 2007 as part of Citizens Trust, as well as the new trust operations (started in 2007) for the New York State operations.  These new trust operations represent $570,000, or 16.6%, of the aggregate trust and financial management revenues in 2008.  Aggregate trust revenues have been heavily impacted by the valuation of assets under management.  Assets under management amounted to $550,496,000 at December 31, 2008.  The 2008 valuation was 16.5% lower than one year earlier primarily due to recent declines in the stock market.

·
Insurance commissions, fees and premiums have decreased $114,000, or 25.6% in 2008 as compared to 2007.  The decrease primarily relates to the reduction in credit-related insurance product revenues for Bucktail Life Insurance.

·
The increase in the cash surrender value of life insurance increased $39,000, or 5.4%, in 2008 over 2007.  Bank owned life insurance acquired with Citizens Trust increased $59,000 to represent a full year of earnings in 2008.

·
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

NON-INTEREST EXPENSE
Years 2009, 2008 and 2007

As shown in Table V below, total non-interest expense increased $213,000 or 0.6% in 2009 compared to 2008.  In 2008, the total non-interest expense increased $163,000 or 0.5% compared to 2007.  Changes of significance are discussed in the narrative that follows:

TABLE V - COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	2009	% Change	2008	% Change	2007

Salaries and wages	$12,737	(12.5)	$14,561	1.8	$14,302
Pensions and other employee benefits	3,956	(5.9)	4,202	(0.0)	4,204
Occupancy expense, net	2,741	(4.2)	2,861	8.6	2,634
FDIC Assessments	2,092	579.2	308	224.2	95
Furniture and equipment expense	2,679	0.7	2,661	(4.6)	2,789
Pennsylvania shares tax	1,272	8.8	1,169	24.1	942
Other operating expense	8,182	6.5	7,684	(7.6)	8,317
Total Other Expense	$33,659	0.6	$33,446	0.5	$33,283

2009 vs. 2008

Salaries and wages decreased $1,824,000, or 12.5%.  The decrease in salaries and wages reflects the reductions in personnel from an operational process review initiated in 2008.   In addition, salaries and wages for 2009 includes a reduction of $848,000 in certain incentive and other compensation costs.

Pension and other employee benefit costs decreased $246,000 in 2009 with $209,000 attributed to a 50% reduction in the employer matching contribution to the Savings and Retirement Plan.  Also, the 2008 termination of the defined benefit plan reduced pension costs by an additional $85,000 in 2009.

FDIC Insurance costs increased $1,784,000 to $2,092,000 in 2009.  The 2009 FDIC insurance costs reflect the impact of higher rates and higher levels of insured deposits, as well as additional costs of $589,000 associated with a special assessment imposed by the FDIC.

Other operating expense increased $498,000, or 6.5%.  This category includes many varieties of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

·	Other operating expenses include an increase of $353,000 in foreclosed real estate expenses in 2009, primarily associated with one large commercial property.

·	Attorney fees increased $71,000 in 2009, primarily as a result of commercial loan collection activities.

·	Professional fees associated with an operational process review initiated in 2008 decreased $211,000; however, fees associated with the overdraft privilege program increased $42,000 in 2009.

·	Amortization of core deposit intangibles decreased $228,000 in 2009.

·	Operating expenses in 2008 were reduced by an insurance claim recovery of $174,000 related to expense that had originally been recorded in the third quarter of 2007.

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

Pensions and other employee benefits decreased $2,000; however, within this category, there were several significant changes, summarized as follows:

·	Group health insurance expense was $271,000 higher in 2008, mainly because an experience-related refund reduced expense in 2007.

·
Employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $184,000 higher in 2008 than in 2007.  The increased expense relates primarily to the Corporation’s increase in employer matching contributions in connection with its decision, discussed earlier, to terminate its defined benefit pension plan.

·
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

·
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

FDIC insurance costs increased to $308,000 in 2008, or $213,000 higher than in 2007.

Other operating expense decreased $ 633,000, or  7.6%.  This category includes many varieties of expenses, with significant increases and decreases in some of the individual expenses, as follows:

·	Decrease in operating expenses of $348,000 from the recovery of $174,000 in 2008 from an insurance claim related to costs recorded in the third quarter of 2007.

·
Decrease of $221,000 related to core system conversion expense incurred in 2007 to convert the computer systems used for both the New York State locations and the Citizens Bancorp locations to the same core computer system used by C&N Bank.

·	Decrease of $145,000 related to a loss on disposition of telephone equipment recorded in 2007.

·	Settlement of certain sales tax issues in 2008 reduced overall costs by $94,000 associated with recovered costs or related consulting fees in 2007.

·	Costs associated with other real estate (OREO) property activity decreased $50,000 due to improved disposition activity and one large recovery of $21,000 in 2008.

·
Professional services increased $403,000 in 2008, mainly because $530,000 was incurred for two projects initiated to enhance non-interest income (overdraft privilege program discussed above) and to improve the bank operating structure, as well as future efficiency and profitability.

·	Amortization of core deposit intangibles increased $107,000, including an increase of $128,000 attributable to the Citizens Bancorp acquisition.

INCOME TAXES

In 2009, the credit for income tax was ($22,655,000), or 36.6% of the pre-tax loss.  In 2009, the amount of income tax currently refundable was approximately $4,508,000.  A large portion of the 2009 credit for income tax was deferred, and related to securities write-downs that were not currently deductible for income tax reporting purposes.  In 2008, the provision for income tax was $2,319,000, or 18.7% of pre-tax income, and in 2007, the provision for income tax was $2,643,000 or 20.2% of pre-tax income.  Fluctuations in the tax provision/pre-tax income rate for these periods include the impact of changes in the average holdings of tax-exempt securities and loans.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2009, the net deferred tax asset was $22.0 million, up from a balance of approximately $16.4 million at December 31, 2008. The increase in net deferred tax asset resulted mainly from other-than-temporary impairment losses on securities for financial reporting purposes, which are not currently deductible for federal income tax reporting purposes. The net deferred tax asset balance at December 31, 2009 attributable to realized securities losses was $16.1 million, exclusive of a valuation allowance of $373,000.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at December 31, 2009 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated in 2007 and 2008.  Realization of the remaining $373,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.  After adjustment for the valuation allowance on capital assets, management believes the recorded net deferred tax asset at December 31, 2009 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

A more complete analysis of income taxes is presented in Note 15 to the consolidated financial statements.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Margin section of Management’s Discussion and Analysis.  That discussion provides useful information regarding changes in the Corporation’s balance sheet over the 2-year period ended December 31, 2009, including discussions of available-for-sale securities, loans, deposits and borrowings.  Other significant balance sheet items - the allowance for loan losses and stockholders’ equity - are discussed in separate sections of Management’s Discussion and Analysis.  Other Assets increased significantly at December 31, 2009, to $30,678,000 from $15,943,000 at December 31, 2008.  Included in Other Assets at December 31, 2009 were two large amounts that were not recurring from the prior year: (1) estimated balance receivable for income taxes paid in 2009, as well as carry-back for recovery of some tax paid for 2006-2008, totaling $8.1 million, and (2) prepayment of FDIC assessments totaling $5.5 million, representing the FDIC’s estimate of premiums for the next three years.

Table VI shows the composition of the investment portfolio at December 31, 2009, 2008 and 2007. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects an increase from $442,835,000 at December 31, 2007 to $454,707,000 at December 31, 2008 followed by a reduction of $57,652,000 to $397,055,000 at December 31, 2009.  In 2008, the main increases were in mortgage-backed securities and municipal bonds. In 2009, the Corporation shrank its available-for-sale investment portfolio through a combination of sales, not reinvesting cash flow from amortizing securities, and recognition of OTTI on certain securities. This overall contraction was partially offset by purchases of agency bonds, agency collateralized mortgage obligations, and municipal bonds with relatively short expected lives. Changes in the investment portfolio are discussed in more detail in the Net Interest Margin section of Management’s Discussion and Analysis. As discussed in more detail in Note 7 to the financial statements, the Corporation reported realized losses from available-for-sale securities of $83,840,000, including the effect of other-than-temporary impairment write-downs of pooled trust-preferred securities by $73,674,000, equity securities by $6,324,000, trust preferred securities issued by individual institutions by $3,209,000 and collateralized mortgage obligations by $2,156,000. Management has reviewed the Corporation’s holdings as of December 31, 2009, and concluded that – with the exception of the securities that have been written down through earnings – the remaining unrealized losses are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2010.

The total of loans outstanding (without consideration of the allowance for loan losses) has slowed in 2009 with total growth of $68,304,000 from the balance at December 31, 2005 to the total outstanding of $721,603,000 at December 31, 2009.  Of the total increase, $60,151,000 came from balances acquired from Citizens Bancorp, Inc. (2007).  Excluding the effects of the acquisition, total loans fell (3.0%) in 2009, grew slightly (1.0%) in 2008, fell slightly (1.7%) in 2007, and grew 5.2% in 2006.  Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates.  Prior to 2009, the Corporation experienced overall growth in commercial and consumer mortgage lending over the previous 3 years.  In 2009, the Corporation experienced a net decrease in residential mortgage loans ($13,012,000) with more residential mortgage originations than in previous years sold into the secondary market.  Also, in the last two years, consumer loans have decreased $17,991,000 to the December 31, 2009 balance of $19,202,000. The Corporation has not originated interest only mortgages, loans without documentation of the borrowers’ sources of income or net worth, or other types of exotic mortgage loans that have made headlines in recent years, and which have led some lenders and investors to realize significant losses from these types of instruments.

Table VIII presents loan maturity data as of November 30, 2009 (the last date in 2009 for which the Corporation ran the interest rate simulation model used to generate the loan maturities information included in Table VIII).  The interest rate simulation model classifies certain loans under different categories than they appear in Table VII.  Fixed rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate.  Table VIII shows that approximately 45% of the loan portfolio is fixed rate.  Of the 55% of the portfolio made up of variable rate loans, a significant portion (31%) will re-price after more than one year.  Variable rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans.  The Corporation’s substantial investment in long-term, fixed rate loans and variable rate loans with extended periods until re-pricing is one of the major concerns management attempts to address through interest rate risk management practices.  See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

Total future capital purchases in 2010 are estimated at approximately $1.6 million.  Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2010.

TABLE VI - INVESTMENT SECURITIES
(In Thousands)
			As of December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$48,949	$48,993	$15,500	$16,201	$32,199	$32,723
Obligations of states and political subdivisions	109,109	104,990	80,838	74,223	63,340	60,449
Mortgage-backed securities	150,700	156,378	171,453	173,856	149,796	150,416
Collateralized mortgage obligations:
Issued by U.S. Government agencies	47,083	47,708	24,082	24,262	22,829	22,649
Private label	15,465	15,494	46,537	43,972	47,251	46,856
Corporate bonds	1,000	1,041	1,000	1,117	2,468	2,581
Trust preferred securities issued by individual institutions	7,043	6,018	10,436	7,601	10,658	10,504
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,383	8,199	11,938	8,642	12,354	12,313
Pooled trust preferred securities - mezzanine tranches	266	115	70,826	50,272	78,802	70,824
Other collateralized debt obligations	690	690	692	692	693	693
Total debt securities	391,688	389,626	433,302	400,838	420,390	410,008
Marketable equity securities	5,367	6,662	21,405	18,850	22,445	22,747
Total	$397,055	$396,288	$454,707	$419,688	$442,835	$432,755

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$300	$302	$304	$320	$307	$321
Obligations of other U.S. Government agencies	0	0	100	104	99	105
Mortgage-backed securities	0	0	2	2	3	3
Total	$300	$302	$406	$426	$409	$429

The following table shows the amortized cost and maturity distribution of the available-for-sale debt securities portfolio, along with weighted-average yields, at December 31, 2009:

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	0.00%	$16,022	2.14%	$31,914	4.01%	$1,013	1.64%	$48,949	3.35%
Obligations of states and political subdivisions	1,166	1.44%	7,195	1.81%	3,588	4.59%	97,160	4.63%	109,109	4.41%
Mortgage-backed securities	132	3.77%	108	3.66%	7,275	4.15%	143,185	4.94%	150,700	4.90%
Collateralized mortgage obligations:
Issued by U.S. Government agencies	0	0.00%	165	3.95%	5,282	2.16%	41,636	4.03%	47,083	3.82%
Private label	0	0.00%	0	0.00%	11,964	4.66%	3,501	5.67%	15,465	4.89%
Corporate bonds	0	0.00%	1,000	8.09%	0	0.00%	0	0.00%	1,000	8.09%
Trust preferred securities issued by individual institutions	0	0.00%	799	3.70%	0	0.00%	6,244	9.34%	7,043	8.70%
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0.00%	0	0.00%	0	0.00%	11,383	7.05%	11,383	7.05%
Pooled trust preferred securities - mezzanine tranches	0	0.00%	0	0.00%	0	0.00%	266	5.11%	266	5.11%
Other collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	690	0.00%	690	0.00%
Total	$1,298	1.68%	$25,289	2.35%	$60,023	4.03%	$305,078	4.87%	$391,688	4.57%

HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$300	5.28%	$0	0.00%	$0	0.00%	$0	0.00%	$300	5.28%

TABLE VII - FIVE-YEAR SUMMARY OF LOANS BY TYPE
	2009	%	2008	%	2007	%	2006	%	2005	%
Real estate - residential mortgage	$420,365	58.25	$433,377	58.29	$441,692	60.02	$387,410	56.35	$361,857	55.39
Real estate - commercial mortgage	163,483	22.66	165,979	22.32	144,742	19.67	178,260	25.93	153,661	23.52
Real estate - construction	26,716	3.70	24,992	3.36	22,497	3.06	10,365	1.51	5,552	0.85
Consumer	19,202	2.66	26,732	3.60	37,193	5.05	35,992	5.24	31,559	4.83
Agricultural	3,848	0.53	4,495	0.60	3,553	0.48	2,705	0.39	2,340	0.36
Commercial	49,753	6.90	48,295	6.50	52,241	7.10	39,135	5.69	69,396	10.62
Other	638	0.09	884	0.12	1,010	0.14	1,227	0.18	1,871	0.29
Political subdivisions	37,598	5.21	38,790	5.21	33,013	4.48	32,407	4.71	27,063	4.14
Total	721,603	100.00	743,544	100.00	735,941	100.00	687,501	100.00	653,299	100.00
Less: allowance for loan losses	(8,265)		(7,857)		(8,859)		(8,201)		(8,361)
Loans, net	$713,338		$735,687		$727,082		$679,300		$644,938

TABLE VIII – LOAN MATURITY DISTRIBUTION
(In Thousands)	As of November 30, 2009

	Fixed Rate Loans				Variable or Adjustable Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$1,289	$34,907	$236,778	$272,974	$96,240	$206,803	$572	$303,615
Commercial	10,892	16,926	7,809	35,627	72,299	16,364	1,881	90,544
Consumer	4,177	9,570	4,562	18,309	452	28	0	480
Total	$16,358	$61,403	$249,149	$326,910	$168,991	$223,195	$2,453	$394,639

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

There are two major components of the allowance – (1) “FASB Accounting Standards Codification” (the “ASC”) topic 310 (formerly SFAS 114) allowances – on larger loans, mainly commercial purpose, determined on a loan-by-loan basis; and (2) ASC topic 450 (formerly SFAS 5) allowances – estimates of losses incurred on the remainder of the portfolio, determined based on collective evaluation of impairment for various categories of loans.  FASB ASC 450 allowances include a portion based on historical net charge-off experience, and a portion based on evaluation of qualitative factors.

Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. A management committee referred to as the Watch List Committee performs this assessment.  Quarterly, the Watch List Committee and the applicable Lenders discuss each loan relationship under review, and reach a consensus on the appropriate FASB ASC 310 estimated loss amount for the quarter.  The Watch List Committee’s focus is on ensuring that all pertinent facts have been considered, and that the FASB ASC 310 loss amounts are reasonable.  The assessment process includes review of certain loans reported on the “Watch List.”  All loans, which Lenders or the Credit Administration staff has assigned a risk rating of Special Mention, Substandard, Doubtful or Loss, are included in the Watch List.  The scope of loans evaluated individually for impairment (FASB ASC 310 evaluation) include all loan relationships greater than $200,000 for C&N Bank loans, and $50,000 for First State Bank, for which there is at least one extension of credit graded Special Mention, Substandard, Doubtful or Loss.  Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

Since 2007, the Banks’ Risk Management personnel performed annual, independent credit reviews of large credit relationships.  In prior years, outside consulting firms were retained to perform such functions.  Management gives substantial consideration to the classifications and recommendations of the credit reviewers in determining the allowance for loan losses.

The FASB ASC 450  component of the allowance includes estimates of losses incurred on loans that have not been individually evaluated for impairment.  Management uses loan categories included in the Call Report (a quarterly report filed by FDIC-insured banks) to identify categories of loans with similar risk characteristics, and multiplies the loan balances for each category as of each quarter-end by two different factors to determine the FASB ASC 450  allowance amounts.  These two factors are based on: (1) historical net charge-off experience, and (2) qualitative factors.  The sum of the allowance amounts calculated for each risk category, including both the amount based on historical net charge-off experience and the amount based on evaluation of qualitative factors, is equal to the total FASB ASC 450  component of the allowance.

The historical net charge-off portion of the FASB ASC 450  allowance component is calculated by the Accounting Department as of the end of the applicable quarter.  For each loan classification category used in the Call Report, the Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the ratio of net charge-offs to average quarterly loan balances for the previous three calendar years.  Prior to the fourth quarter 2005, C&N Bank had utilized the ratio of net charge-offs to average balances over a five-year period in calculating the historical loan loss experience portion of the allowance portfolio.  Management made the change to the three-year assumption, which had very little effect on the allowance valuation as of December 31, 2005, mainly because management believes net charge-off experience over a 3-year period may be more representative of losses existing in the portfolio as of the balance sheet date.

Management also calculates the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the FASB ASC 450  allowance, in relation to the historical net charge-off percentage.  The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans.  A management committee referred to as the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter.  The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer.  During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans.  The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the applicable qualitative factor percentages, to determine the portion of the FASB ASC 450  allowance attributable to qualitative factors.  Average qualitative factors used in calculating the FASB ASC 450  portion of the allowance did not change significantly (by more than a few basis points) for any category over the course of 2009.

The allocation of the allowance for loan losses table (Table X) includes the FASB ASC 310  component of the allowance on the line item called “Impaired Loans.”  FASB ASC 450  estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table X to the applicable categories of commercial, consumer mortgage and consumer loans.  As of December 31, 2009, the FASB ASC 310 valuation allowance on impaired loans includes $716,000 related to two unrelated commercial relationships.  Table X reflects an allowance on commercial loans of $2,677,000 at December 31, 2009 comparable to the $2,654,000 at December 31, 2008. The large increase from $1,870,000 at December 31, 2007, is mainly associated with an increase in the FASB ASC 450  allowance attributable to growth of the commercial sector.

The allowance for loan losses was $8,265,000 at December 31, 2009 up from $7,857,000 at December 31, 2008, though in line with the balances of $8,859,000 at December 31, 2007 and $8,201,000 at December 31, 2006.  As shown in Table IX, net charge-offs in 2009 of $272,000 were down substantially from $1,911,000 in 2008.  Net charge-offs in 2008 were substantially higher by comparison than other recent historical levels of $458,000 in 2007 and $832,000 in 2006.  The increase in net charge-offs for 2008 included $1,414,000 attributed to four large commercial relationships that had been classified as impaired at December 31, 2007.  Table IX also shows the provision for loan losses decreased to $680,000 in 2009 from $909,000 in 2008, and favorable to the five year average of $963,000.  The total amount of the provision for loan losses for each year is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.

Table XI presents information related to past due and impaired loans.  As of December 31, 2009, total impaired loans amounted to $5,947,000 which represents a small increase from $5,665,000 in 2008, though down from previous year levels of $6,218,000 in 2007, $8,011,000 in 2006 and $8,216,000 in 2005.  Nonaccrual loans increased to $9,092,000 at December 31, 2009, the highest level within the last five years, from $7,200,000 at December 31, 2008 primarily due to the recent addition of a few larger commercial relationships.  Over the period 2005-2009, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact category fluctuations within Table XI.  Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2009.  Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)	Years Ended December 31,
	2009	2008	2007	2006	2005
Balance, beginning of year	$7,857	$8,859	$8,201	$8,361	$6,787
Charge-offs:
Real estate loans	149	1,457	196	611	264
Installment loans	293	254	216	259	224
Credit cards and related plans	0	5	5	22	198
Commercial and other loans	36	323	127	200	298
Total charge-offs	478	2,039	544	1,092	984
Recoveries:
Real estate loans	8	20	8	27	14
Installment loans	104	83	41	65	61
Credit cards and related plans	0	4	9	25	30
Commercial and other loans	94	21	28	143	50
Total recoveries	206	128	86	260	155
Net charge-offs	272	1,911	458	832	829
Allowance for loan losses recorded in acquisition	0	0	587	0	377
Provision for loan losses	680	909	529	672	2,026
Balance, end of year	$8,265	$7,857	$8,859	$8,201	$8,361

TABLE X - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE
(In Thousands)
	2009	2008	2007	2006	2005
Commercial	$2,677	$2,654	$1,870	$2,372	$2,705
Consumer mortgage	3,859	3,920	4,201	3,556	2,806
Impaired loans	1,126	456	2,255	1,726	2,374
Consumer	281	399	533	523	476
Unallocated	322	428	0	24	0
Total Allowance	$8,265	$7,857	$8,859	$8,201	$8,361

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI – PAST DUE AND IMPAIRED LOANS
(In Thousands)
	2009	2008	2007	2006	2005
Impaired loans without a valuation allowance	$3,257	$3,435	$857	$2,674	$910
Impaired loans with a valuation allowance	2,690	2,230	5,361	5,337	7,306
Total impaired loans	$5,947	$5,665	$6,218	$8,011	$8,216

Valuation allowance related to impaired loans	$1,126	$456	$2,255	$1,726	$2,374

Total nonaccrual loans	$9,092	$7,200	$6,955	$8,506	$6,365
Total loans past due 90 days or more and still accruing	$31	$1,305	$1,200	$1,559	$1,369

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES (In Thousands)
	2009	2008	2007	2006	2005	Average
Average gross loans	$728,748	$743,741	$729,269	$662,714	$618,344	$696,563
Year-end gross loans	721,603	743,544	735,941	687,501	653,299	708,378
Year-end allowance for loan losses	8,265	7,857	8,859	8,201	8,361	8,309
Year-end nonaccrual loans	9,092	7,200	6,955	8,506	6,365	7,624
Year-end loans 90 days or more past due and still accruing	31	1,305	1,200	1,559	1,369	1,093
Net charge-offs	272	1,911	458	832	829	860
Provision for loan losses	680	909	529	672	2,026	963
Earnings coverage of charge-offs	(145)	5	23	14	16	1
Allowance coverage of charge-offs	30	4	19	10	10	10
Net charge-offs as a % of provision for loan losses	40.00%	210.23%	86.58%	123.81%	40.92%	89.30%
Net charge-offs as a % of average gross loans	0.04%	0.26%	0.06%	0.13%	0.13%	0.12%

Net income (loss)	(39,335)	10,059	10,424	11,986	12,984	1,224

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2009 by payment date.  The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS
(In Thousands)
	1 Year	1-3	3-5	Over 5
Contractual Obligations	or Less	Years	Years	Years	Total
Time deposits	$233,754	$117,545	$44,763	$51	$396,113
Short-term borrowings,
Repurchase agreements	5,000	0	0	0	5,000
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	47,140	38,547	4,206	13,849	103,742
Repurchase agreements	0	7,500	5,000	80,000	92,500

Total	$285,894	$163,592	$53,969	$93,900	$597,355

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $530,676,000 at December 31, 2009.  The Corporation also has obligations related to overnight customer repurchase agreements with principal balances totaling $34,229,000 at December 31, 2009.

The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit.  Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At December 31, 2009, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $73,818,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,938,000 at December 31, 2009.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

TABLE XIV – CREDIT FACILITIES
	Outstanding		Available		Total Credit
(In Thousands)	At December 31,		At December 31,		At December 31,
	2009	2008	2009	2008	2009	2008
Federal Home Loan Bank of Pittsburgh	$133,602	$159,547	$210,954	$238,806	$344,556	$398,353
Federal Reserve Bank Discount Window	0	0	25,802	63,698	25,802	63,698
Other correspondent banks	0	0	29,722	30,726	29,722	30,726
Total credit facilities	$133,602	$159,547	$266,478	$333,230	$400,080	$492,777
At December 31, 2009, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total notional amount of $103,602,000 and a letter of credit in the amount of $30 million.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At December 31, 2009, the carrying value of non-pledged available-for-sale securities was $63,110,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning the Corporation’s and the Banks’ regulatory capital amounts and ratios are presented in Note 19 to the consolidated financial statements.  As reflected in Note 19, at December 31, 2009 and 2008, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

In January 2009, the Corporation issued Preferred Stock and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share to the United States Department of the Treasury under the TARP Program.  The Corporation sold the Preferred Stock and Warrant for an aggregate price of $26,440,000.   The Preferred Stock pays a cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. Pursuant to participation in the TARP Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the preferred stock issued to the Treasury must be fully paid; and (2) consent of the Treasury is required for any increase over $0.24 per quarter in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties.  Also, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.  Management is considering redemption of  the Preferred Stock in 2010; however, our ability to do so is dependent upon approval from banking regulatory authorities and the Treasury.

In 2009, the Corporation issued approximately 3,090,000 shares of common stock, raising a total of $24,585,000, net of related offering costs.  Of this total, 2,875,000 shares were issued at a price of $8.00 per share in a public offering that was completed in December 2009, and which resulted in net proceeds of $21,410,000 (included in the $24,585,000 for the year).  The additional $3,175,000 was raised through the issuance of shares under our dividend reinvestment plan.  Although the Corporation maintained capital ratios that exceeded regulatory requirements to be considered well capitalized throughout 2009, the additional capital provides flexibility to absorb any additional, unexpected securities losses or other economic issues that might arise.  Further, management believes the additional capital increases the likelihood the Corporation will be able to repay the TARP Preferred Stock in 2010, which would reduce ongoing Preferred Stock dividend costs, and improves the Corporation’s ability to respond to any opportunities that could arise for branch or full-bank acquisitions.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements.  In addition to the restrictions imposed by participation in TARP (described above), the Corporation, C&N Bank and First State Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.  These restrictions are described in Note 19 to the consolidated financial statements.  Also, under guidance issued in 2009 by the Federal Reserve, until further notice the Corporation must consult the Federal Reserve before declaring dividends on either common or preferred stock.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive (Loss) Income” within stockholders’ equity.  The balance in Accumulated Other Comprehensive (Loss) Income related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to ($522,000) at December 31, 2009 and ($23,120,000) at December 31, 2008.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2009.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive (Loss) Income related to underfunded defined benefit plans, net of deferred income tax, was ($369,000) at December 31, 2009 and ($94,000) at December 31, 2008.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss is a measure of the change in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income (Loss)".  Comprehensive income or loss should not be construed to be a measure of net income.  For the Corporation, other comprehensive income includes unrealized gains and losses on available-for-sale securities, net of deferred income tax.  The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements.  The change in accumulated other comprehensive income attributable to the underfunded or overfunded status of defined benefit plans is also included in other comprehensive income.  In 2009, total comprehensive loss was $14,634,000, while in 2008 total comprehensive loss was $6,098,000, and in 2007 total comprehensive income was $2,754,000.  Other comprehensive income (loss) amounted to $24,701,000 in 2009, ($16,157,000) in 2008 and ($7,670,000) in 2007.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained through the end of 2009.  Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs.

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

Table XV, which follows this discussion, is based on the results of the simulation model as of November 30, 2009 and November 30, 2008. The 2009 figures include a pro forma adjustment to increase equity by $21,410,000, which represents the proceeds received from the Corporation’s sale of common stock in December 2009 net of issuance costs. The table also includes pro forma adjustments to reflect the Corporation’s December 2009 purchases of several investment securities that were consistent with management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. The securities purchased totaled approximately $22,382,000 and included obligations of U.S. Government agencies and a collateralized mortgage obligation issued by a U.S. Government agency.

As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of November 30, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios. As of November 30, 2008, the changes in net interest income were within the policy limits in all scenarios, and changes in market value were within the policy limits in all scenarios except an immediate rate increase of 300 basis points.

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

Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The 3-month LIBOR was 0.26% at November 30, 2009 and 2.22% at November 30, 2008.  Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any scenario at November 2009 and would be unable to realize an interest expense reduction in any scenario at November 2008 except an immediate rate increase of 300 basis points.

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

TABLE XV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
November 30, 2009 Data
(In Thousands)		Period Ending November 30, 2010

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$70,171	$34,669	$35,502	-12.0%	20.0%
+200	67,254	29,536	37,718	-6.5%	15.0%
+100	64,419	24,412	40,007	-0.8%	10.0%
0	61,041	20,700	40,341	0.0%	0.0%
-100	57,581	19,579	38,002	-5.8%	10.0%
-200	55,240	19,215	36,025	-10.7%	15.0%
-300	54,360	19,008	35,352	-12.4%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2009

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$98,045	-28.8%	45.0%
+200	116,071	-15.8%	35.0%
+100	131,202	-4.8%	25.0%
0	137,770	0.0%	0.0%
-100	137,307	-0.3%	25.0%
-200	146,347	6.2%	35.0%
-300	172,390	25.1%	45.0%

November 30, 2008 Data
(In Thousands)		Period Ending November 30, 2009

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$78,329	$40,471	$37,858	-12.3%	20.0%
+200	75,939	35,404	40,535	-6.2%	15.0%
+100	73,487	31,528	41,959	-2.9%	10.0%
0	71,031	27,839	43,192	0.0%	0.0%
-100	67,988	24,738	43,250	0.1%	10.0%
-200	64,702	22,465	42,237	-2.2%	15.0%
-300	62,034	21,909	40,125	-7.1%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2008

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$54,899	-50.9%	45.0%
+200	74,010	-33.9%	35.0%
+100	92,314	-17.5%	25.0%
0	111,889	0.0%	0.0%
-100	126,637	13.2%	25.0%
-200	134,146	19.9%	35.0%
-300	145,401	30.0%	45.0%

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. Most U.S. bank stock values fell significantly during late 2008 and 2009.  As discussed further in Note 7 of the consolidated financial statements, the Corporation recognized OTTI charges on bank stocks totaling $6,324,000 during 2009.

During the fourth quarter of 2009, management decided to sell some bank stocks and liquidate the Corporation’s portfolio of non-bank equity securities and mutual funds. This decision was made primarily to generate capital losses, which could be carried back and offset against capital gains generated in 2006, 2007 and 2008 to realize tax refunds. As a result of these sales, the Corporation’s aggregate exposure to equities is significantly lower than in prior periods.

Equity securities held as of December 31, 2009 and December 31, 2008 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%.  The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2009.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2009	Cost	Value	Value	Value
Banks and bank holding companies	$5,367	$6,662	$(666)	$(1,332)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2008	Cost	Value	Value	Value
Banks and bank holding companies	$18,602	$16,864	$(1,686)	$(3,373)
Other equity securities	2,803	1,986	(199)	(397)
Total	$21,405	$18,850	$(1,885)	$(3,770)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheet	December 31,	December 31,
(In Thousands Except Share Data)	2009	2008
ASSETS
Cash and due from banks:
Noninterest-bearing	$18,247	$18,105
Interest-bearing	73,818	5,923
Total cash and cash equivalents	92,065	24,028
Trading securities	1,045	2,306
Available-for-sale securities	396,288	419,688
Held-to-maturity securities	300	406
Loans, net	713,338	735,687
Bank-owned life insurance	22,798	22,297
Accrued interest receivable	5,613	5,846
Bank premises and equipment, net	24,316	25,909
Foreclosed assets held for sale	873	298
Deferred tax asset, net	22,037	16,389
Intangible asset - Core deposit intangibles	502	826
Intangible asset – Goodwill	11,942	12,014
Other assets	30,678	15,943
TOTAL ASSETS	$1,321,795	$1,281,637

LIABILITIES
Deposits:
Noninterest-bearing	$137,470	$124,922
Interest-bearing	789,319	739,135
Total deposits	926,789	864,057
Dividends payable	169	2,147
Short-term borrowings	39,229	48,547
Long-term borrowings	196,242	236,926
Accrued interest and other liabilities	6,956	7,934
TOTAL LIABILITIES	1,169,385	1,159,611

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; 26,440 shares issued at December 31, 2009 and no shares issued at December 31, 2008	25,749	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2009 and 2008; issued 12,374,481 at December 31, 2009 and 9,284,148 at December 31, 2008	12,374	9,284
Paid-in capital	66,833	44,308
Retained earnings	53,027	97,757
Unamortized stock compensation	(107)	(48)
Treasury stock, at cost; 262,780 shares at December 31, 2009 and 348,041 shares at December 31, 2008	(4,575)	(6,061)
Sub-total	153,301	145,240
Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities (including an unrealized loss of $100 at December 31, 2009 for which a portion of an other-than-temporary impairment loss has been recognized in earnings)	(522)	(23,120)
Defined benefit plans	(369)	(94)
Total accumulated other comprehensive loss	(891)	(23,214)
TOTAL STOCKHOLDERS' EQUITY	152,410	122,026
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,321,795	$1,281,637

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Operations	Years Ended December 31,
(In Thousands Except Per Share Data)	2009	2008	2007
INTEREST INCOME
Interest and fees on loans	$45,236	$48,933	$49,670
Interest on balances with depository institutions	61	33	87
Interest on loans to political subdivisions	1,660	1,539	1,453
Interest on federal funds sold	15	120	211
Interest on trading securities	43	89	68
Income from available-for-sale and held-to-maturity securities:
Taxable	15,926	19,516	15,061
Tax-exempt	4,443	3,153	2,754
Dividends	592	854	917
Total interest and dividend income	67,976	74,237	70,221
INTEREST EXPENSE
Interest on deposits	14,651	19,320	24,890
Interest on short-term borrowings	544	986	1,923
Interest on long-term borrowings	9,261	10,743	7,096
Total interest expense	24,456	31,049	33,909
Net interest margin	43,520	43,188	36,312
Provision for loan losses	680	909	529
Net interest margin after provision for loan losses	42,840	42,279	35,783
OTHER INCOME
Service charges on deposit accounts	4,791	4,447	2,559
Service charges and fees	796	777	704
Trust and financial management revenue	3,262	3,443	3,440
Insurance commissions, fees and premiums	293	332	446
Increase in cash surrender value of life insurance	501	758	719
Other operating income	3,026	3,126	2,572
Sub-total	12,669	12,883	10,440
Total other-than-temporary impairment losses on available-for-sale securities	(81,912)	(10,088)	0
Portion of (gain) recognized in other comprehensive loss (before taxes)	(3,451)	0	0
Net impairment losses recognized in earnings	(85,363)	(10,088)	0
Realized gains on available-for-sale securities, net	1,523	750	127
Net impairment losses recognized in earnings and realized gains on available-for-sale securities	(83,840)	(9,338)	127
Total other income	(71,171)	3,545	10,567
OTHER EXPENSES			.
Salaries and wages	12,737	14,561	14,302
Pensions and other employee benefits	3,956	4,202	4,204
Occupancy expense, net	2,741	2,861	2,634
FDIC Assessments	2,092	308	95
Furniture and equipment expense	2,679	2,661	2,789
Pennsylvania shares tax	1,272	1,169	942
Other operating expense	8,182	7,684	8,317
Total other expenses	33,659	33,446	33,283
(Loss) income before income tax (credit) provision	(61,990)	12,378	13,067
Income tax (credit) provision	(22,655)	2,319	2,643
Net (loss) income	$(39,335)	$10,059	$10,424
U.S. Treasury preferred dividends	1,428	0	0
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(40,763)	$10,059	$10,424
NET (LOSS) INCOME PER SHARE - BASIC	$(4.40)	$1.12	$1.19
NET (LOSS) INCOME PER SHARE - DILUTED	$(4.40)	$1.12	$1.19

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes
in Stockholders' Equity
(In Thousands Except Per Share Data)						Accumulated
		Stock			Other	Unamortized
	Common	Dividend	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Distributable	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Balance, December 31, 2006	$8,472	$1,806	$27,077	$96,077	$613	$(11)	$(4,146)	$129,888
Comprehensive income:
Net income				10,424				10,424
Unrealized loss on securities, net of reclassification and tax					(8,448)			(8,448)
Change in value of ASC 835 adjustment to equity					778			778
Total comprehensive income								2,754
Shares issued for acquisition, net	637		13,507				(76)	14,068
Cash dividends declared, $.96 per share					(8,394)			(8,394)
Treasury stock purchased							(949)	(949)
Shares issued from treasury related to
exercise of stock options			11				78	89
Restricted stock granted			43			(145)	102	0
Forfeiture of restricted stock						1	(1)	0
Stock-based compensation expense			156			99		255
Tax benefit from employee benefit plan				92				92
Tax charge from stock-based compensation			(3)					(3)
Stock dividend issued	84	(1,806)	1,703					(19)
Stock dividend declared, 1%		1,571		(1,571)				0
Balance, December 31, 2007	9,193	1,571	42,494	96,628	(7,057)	(56)	(4,992)	137,781
Comprehensive income:
Net income				10,059				10,059
Unrealized loss on securities, net of net of reclassification and tax					(16,466)			(16,466)
Change in value of ASC 835 adjustment to equity					309			309
Total comprehensive loss								(6,098)
Cash dividends declared, $.96 per share					(8,590)			(8,590)
Shares issued for dividend reinvestment plan			158				758	916
Treasury stock purchased							(2,135)	(2,135)
Shares issued from treasury related to exercise of stock options			(17)				237	220
Restricted stock granted			8			(90)	82	0
Forfeiture of restricted stock			(2)			13	(11)	0
Stock-based compensation expense			209			85		294
Tax benefit from employee benefit plan				23				23
Tax charge from stock-based compensation			(5)					(5)
Stock dividend issued	91	(1,571)	1,463					(17)
Recognize postretirement split-dollar life insurance liability (*)				(363)				(363)
Balance, December 31, 2008	$9,284	$0	$44,308	$97,757	$(23,214)	$(48)	$(6,061)	$122,026

Consolidated Statement of Changes
in Stockholders' Equity
(In Thousands Except Per Share Data)						Accumulated
		Stock			Other	Unamortized
	Common	Dividend	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Distributable	Capital	Earnings	Loss	Compensation	Stock	Total
Balance, December 31, 2008	$9,284	$0	$44,308	$97,757	$(23,214)	$(48)	$(6,061)	$122,026
Comprehensive (loss) income:
Net loss				(39,335)				(39,335)
Unrealized gain on securities, net of reclassification and tax					24,976			24,976
Change in value of ASC 835 adjustment to equity					(275)			(275)
Total comprehensive loss								(14,634)
Reclassify non-credit portion of other- than-temporary impairment losses recognized in prior period				2,378	(2,378)			0
Issuance of U.S. Treasury preferred stock			821					26,409
Accretion of discount associated with U.S. Treasury preferred stock				(161)				0
Cash dividends on U.S. Treasury preferred stock				(1,267)				(1,267)
Cash dividends declared on common stock, $.72 per share				(6,487)				(6,487)
Common shares issued	3,090		21,495					24,585
Common shares issued for dividend reinvestment plan			(71)				1,388	1,317
Common shares issued from treasury related to exercise of stock options			(4)				34	30
Restricted stock granted			10			(79)	69	0
Forfeiture of restricted stock			(2)			7	(5)	0
Stock-based compensation expense			273			13		286
Tax benefit from stock-based compensation			3					3
Tax benefit from employee benefit plan				142				142
Balance, December 31, 2009	$12,374	$0	$66,833	$53,027	$(891)	$(107)	$(4,575)	$152,410

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

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
(In Thousands)	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,335)	$10,059	$10,424
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	680	909	529
Realized losses (gains) on available-for-sale securities, net	83,840	9,338	(127)
Gain on sale of foreclosed assets, net	(310)	(38)	(83)
Depreciation expense	2,816	2,885	2,847
Loss on disposition of premises and equipment	30	0	145
Accretion and amortization on securities, net	455	(63)	363
Accretion and amortization on loans, deposits and borrowings, net	(357)	(421)	(254)
Increase in cash surrender value of life insurance	(501)	(758)	(719)
Stock-based compensation	286	294	255
Amortization of core deposit intangibles	324	552	445
Deferred income taxes	(18,383)	(2,147)	(21)
Origination of mortgage loans for sale	(11,776)	0	0
Proceeds from sales of mortgage loans	11,290	0	0
Net increase in trading securities	(382)	(2,398)	(2,980)
(Increase) decrease in accrued interest receivable and other assets	(14,632)	(3,070)	59
(Decrease) increase in accrued interest payable and other liabilities	(1,077)	2,975	(937)
Net Cash Provided by Operating Activities	12,968	18,117	9,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from acquisitions, net	0	0	29,942
Proceeds from maturity of held-to-maturity securities	106	3	5
Proceeds from sales of available-for-sale securities	41,242	23,295	104,797
Proceeds from calls and maturities of available-for-sale securities	68,432	51,781	36,107
Purchase of available-for-sale securities	(131,203)	(93,150)	(203,608)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(4)	(3,280)	(5,977)
Redemption of Federal Home Loan Bank of Pittsburgh stock	0	4,327	6,152
Net decrease (increase) in loans	20,470	(9,749)	11,521
Purchase of premises and equipment	(1,253)	(998)	(2,416)
Return of principal on limited partnership investment	18	47	252
Proceeds from sale of foreclosed assets	1,564	462	653
Net Cash Used in Investing Activities	(628)	(27,262)	(22,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	62,706	25,518	(21,512)
Net (decrease) increase in short-term borrowings	(9,318)	7,869	(10,006)
Proceeds from long-term borrowings	0	29,703	165,000
Repayments of long-term borrowings	(40,445)	(52,003)	(107,335)
Issuance of US Treasury preferred stock and warrant	26,409	0	0
Issuance of common stock	24,585	0	0
Purchase of treasury stock	0	(2,135)	(949)
Sale of treasury stock	30	220	89
Tax benefit from compensation plans	145	18	89
US Treasury preferred dividends paid	(1,098)	0	0
Common dividends paid	(7,317)	(7,678)	(8,248)
Net Cash Provided by Financing Activities	55,697	1,512	17,128
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,037	(7,633)	4,502
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,028	31,661	27,159
CASH AND CASH EQUIVALENTS, END OF YEAR	$92,065	$24,028	$31,661

Consolidated Statements of Cash Flows
(In Thousands) (Continued)	Years Ended December 31,
	2009	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$1,829	$464	$457
Securities transferred from trading to available-for-sale	$1,643	$3,072	$0
Interest paid	$24,944	$31,406	$33,976
Income taxes paid	$3,475	$4,713	$2,077

ACQUISITIONS:
Cash and cash equivalents received	$0	$0	$44,265
Cash paid for acquisition	0	0	(14,323)
Net cash received on acquisition	$0	$0	$29,942

NONCASH ASSETS RECEIVED, LIABILITIES ASSUMED AND EQUITY
ISSUED FROM ACQUISITIONS:
Assets received:
Available for sale securities	$0	$0	$26,426
Loans	0	0	60,151
Bank-owned life insurance	0	0	4,432
Premises and equipment	0	0	5,243
Foreclosed assets	0	0	107
Intangible asset - core deposit intangible	0	0	1,487
Intangible asset - goodwill	0	0	9,263
Other assets	0	0	1,567
Total noncash assets received	$0	$0	$108,676

Liabilities assumed and equity issued:
Deposits	$0	$0	$99,636
Short-term borrowings	0	0	1,426
Long-term borrowings	0	0	22,753
Other liabilities	0	0	735
Equity issued, net	0	0	14,068
Total noncash liabilities assumed and equity issued	$0	$0	$138,618

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

USE OF ESTIMATES -   The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America.  In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

INVESTMENT SECURITIES - Investment securities are accounted for as follows:

Trading securities– includes municipal bonds, carried at their fair values.  Realized and unrealized gains and losses on trading securities are recognized in the consolidated statement of income as they occur.  Quoted market prices are used to determine the fair value of trading instruments.

Available-for-sale securities - includes debt securities not classified as held-to-maturity or trading, and unrestricted equity securities. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately through accumulated other comprehensive income, net of tax. Amortization of premiums and accretion of discounts on available-for-sale securities are recorded using the level yield method over the remaining contractual life of the securities, adjusted for actual prepayments.  Realized gains and losses on sales of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security. Securities within the available-for-sale portfolio may be used as part of the Corporation’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Held-to-maturity securities - includes debt securities that the Corporation has the positive intent and ability to hold to maturity. These securities are reported at cost adjusted for amortization of premiums and accretion of discounts, computed using the level-yield method.

Other-than-temporary impairment – Declines in the fair value of available-for-sale and held-to-maturity securities that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) whether the Corporation intends to sell the security or if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis.  The credit-related impairment is recognized in earnings, and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate.  For debt securities classified as held-to-maturity, the amount of noncredit-related impairment is recognized in other comprehensive income and accreted over the remaining life of the debt security as an increase in the carrying value of the security.  In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes to real estate values, interest deferrals and whether the federal government provides assistance to financial institutions.

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

LOANS - Loans which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.  Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

IMPAIRMENT OF LONG-LIVED ASSETS – The Corporation reviews long-lived assets, such as premises and equipment and intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  These changes in circumstances may include a significant decrease in the market value of an asset or the manner in which an asset is used.  If there is an indication the carrying value of an asset may not be recoverable, future undiscounted cash flows expected to result from use of the asset are estimated.  If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair market value of the asset.

INTEREST COSTS – The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use.  The amount of capitalized interest in 2009, 2008, and 2007 was not significant.

FORECLOSED ASSETS HELD FOR SALE - Foreclosed assets held for sale consist of real estate acquired by foreclosure and are initially recorded at fair value, less estimated selling cost.  Subsequent to foreclosure, revenues and expenses from operations and lower of cost or market changes in the valuation are included in Other Operating Expenses.

GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS - Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired.  Goodwill is tested at least annually for impairment, or more often if events or circumstances indicate there may be impairment.  Core deposit intangibles are being amortized over periods of time that represent the expected lives using a method of amortization that reflects the pattern of economic benefit.  Core deposit intangibles are subject to impairment testing whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. The Corporation includes income tax penalties in the provision for income tax.  The Corporation has no accrued interest related to unrecognized tax benefits.

STOCK COMPENSATION PLANS - The Corporation’s stock-based compensation policy applies to all forms of stock-based compensation including stock options and restricted stock units.  All stock-based compensation is accounted for under the fair value method as required by generally accepted accounting principles in the United States.  The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option valuation model.  The fair value of restricted stock is based on the current market price on the date of grant.

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

On June 30, 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement establishing the “FASB Accounting Standards Codification” (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  The pronouncement, ASC 105 “Generally Accepted Accounting Principles”, was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superceded.  The Corporation adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have any material impact on the Corporation’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB ASC 820, “Fair Value Measurements and Disclosures” (FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The guidance provides examples of indicators which identify circumstances that indicate a transaction is not orderly. The disclosures required by ASC 820 are presented in Notes 6 and 7 to the consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, “Investments – Debt and Equity Securities” (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). The guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The disclosures required are presented in Notes 2 and 6 to the consolidated financial statements.

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

In April 2009, FASB established the guidance for FASB ASC 855, “Subsequent Events” (SFAS No. 165 “Subsequent Events”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for annual and interim financial statement periods ending after June 15, 2009, and did not have a significant impact on the Corporation’s financial statements.

2. CHANGES IN ACCOUNTING PRINCIPLES

New Accounting Guidance - In June 2009, the Financial Accounting Standards Board (“FASB”) issued “FASB Accounting Standards Codification (the “ASC”) 105 Generally Accepted Accounting Principles” as the official source of authoritative United States Generally Accepted Accounting Principles (“GAAP”). The ASC supercedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The change to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation adopted ASC 105 for the year ended December 31, 2009, as required, and adoption did not have any material impact on the Corporation’s consolidated financial statements.

Investments – Debt and Equity Securities: ASC 320 Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security, and it is not more likely than not that the entity will be required to sell the security prior to recovery.  ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009.  As required, the Corporation recognized the cumulative effect of adopting this ASC as an increase in retained earnings of $2,378,000, and a decrease in accumulated other comprehensive loss of the same amount, as of January 1, 2009.  For the year ended December 31, 2009, the effect of adopting this ASC was to increase the amount of impairment losses recognized in earnings by $3,451,000, and decrease the income tax provision by $1,173,000, resulting in a reduction in net income (larger net loss) of $2,278,000, or $.25 per average common share.  Additional disclosures required by this ASC are provided in Note 6 to the Consolidated Financial Statements.

Fair Value Measurement and Disclosures: ASC 820 Fair Value Measurement and Disclosures affirms that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date.  Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.  ASC 820 provides additional guidance when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  There were no changes in the Corporation’s valuation techniques or their application that resulted from adoption of this ASC.  The ASC amends the disclosure requirements to require the Corporation to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs during the period.  Further, the ASC requires presentation of information concerning securities in more detailed “major security types” than had been required in the past.  Disclosures required by ASC 820 are provided in Notes 6 and 7 to the Consolidated Financial Statements.

Financial Instruments: ASC 825 Financial Instruments requires expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The expanded disclosure requirements for ASC 825 are included in Note 6 to the Consolidated Financial Statements.

Earnings Per Share: ASC 260 Earnings Per Share provides the unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) that are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Corporation does not have unvested share-based payment awards that contain rights to dividends or dividend equivalents that are participating securities.

Subsequent Events:  ASC 855 Subsequent Events addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  The Corporation provided the disclosures under ASC 855 in Note 23 to the Consolidated Financial Statements.

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASC 860 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited.  ASC 860 must be applied to transfers occurring on or after the effective date.  The adoption of ASC 860 had no significant impact on the Corporation’s financial condition and results of operations in the current year.

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited.  The adoption of ASC 810 had no significant impact on the Corporation’s financial condition and results of operations.

3. COMPREHENSIVE INCOME

Comprehensive (loss) income is the total of (1) net (loss) income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of other comprehensive income, and the related tax effects, are as follows:

	Years Ended December 31,
(In Thousands)	2009	2008	2007
Net (loss) income	$(39,335)	$10,059	$10,424

Unrealized holding (losses) on available-for-sale securities	(45,998)	(34,286)	(12,673)
Reclassification adjustment for losses (gains) realized in income	83,840	9,338	(127)
Other comprehensive gain (loss) before income tax	37,842	(24,948)	(12,800)
Income tax related to other comprehensive gain (loss)	12,866	(8,482)	(4,352)
Other comprehensive gain (loss) on available-for-sale securities	24,976	(16,466)	(8,448)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive loss	(511)	509	1,037
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	94	(43)	146
Other comprehensive (loss) gain before income tax	(417)	466	1,183
Income tax related to other comprehensive (loss) gain	(142)	157	405
Other comprehensive (loss) gain on unfunded retirement obligations	(275)	309	778

Net other comprehensive income (loss)	24,701	(16,157)	(7,670)

Comprehensive (loss) income	$(14,634)	$(6,098)	$2,754

4. PER SHARE DATA

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

		Weighted-
	Net	Average	Earnings
	(Loss)	Common	Per
	Income	Shares	Share
2009

Earnings per common share – basic and diluted	$(40,763,000)	9,271,869	$(4.40)

2008

Earnings per share – basic	$10,059,000	8,961,805	$1.12
Dilutive effect of potential common stock arising from stock options:

Exercise of outstanding stock options		142,208

Hypothetical share repurchase at $ 20.25		(120,713)
Earnings per share – diluted	$10,059,000	8,983,300	$1.12

2007

Earnings per share – basic	$10,424,000	8,784,134	$1.19
Dilutive effect of potential common stock arising from stock options:

Exercise of outstanding stock options		108,701

Hypothetical share repurchase at $20.03		(97,469)
Earnings per share – diluted	$10,424,000	8,795,366	$1.19

5. CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank.   Average daily currency, coin, and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2009 ranged from $6,423,000 to $9,409,000.  For 2008, these balances ranged from $4,152,000 to $7,424,000.  Average daily cash balances with the Federal Reserve Bank required for services provided to the Banks were $2,600,000 to $4,100,000 throughout 2009 and $2,600,000 throughout 2008.  Total balances restricted amounted to $7,297,000 at December 31, 2009 and $7,295,000 at December 31, 2008.

In 2008, the FDIC temporarily increased the amount of insured deposits from $100,000 to $250,000.  In 2009, the FDIC extended the temporary increase through December 31, 2013.  The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

6. ASSETS MEASURED AT FAIR VALUE

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

At December 31, 2009 and 2008, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		December 31, 2009
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$13,512	$35,481	$0	$48,993
Obligations of states and political subdivisions	0	104,990	0	104,990
Mortgage-backed securities	5,212	151,166	0	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	5,095	42,613	0	47,708
Private label	0	15,494	0	15,494
Corporate bonds	0	1,041	0	1,041
Trust preferred securities issued by individual institutions	0	5,218	800	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	8,199
Pooled trust preferred securities - mezzanine tranches	0	0	115	115
Other collateralized debt obligations	0	690	0	690
Total debt securities	23,819	356,693	9,114	389,626
Marketable equity securities	6,662	0	0	6,662
Total available-for-sale securities	30,481	356,693	9,114	396,288

TRADING SECURITIES,
Obligations of states and political subdivisions	0	1,045	0	1,045

Total	$30,481	$357,738	$9,114	$397,333

		December 31, 2008
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$16,201	$0	$16,201
Obligations of states and political subdivisions	2,814	71,409	0	74,223
Mortgage-backed securities	1,995	171,861	0	173,856
Collateralized mortgage obligations:
Issued by U.S. Government agencies	842	23,420	0	24,262
Private label	0	43,972	0	43,972
Corporate bonds	0	1,117	0	1,117
Trust preferred securities issued by individual institutions	0	7,601	0	7,601
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,642	8,642
Pooled trust preferred securities - mezzanine tranches	0	0	50,272	50,272
Other collateralized debt obligations	0	692	0	692
Total debt securities	5,651	336,273	58,914	400,838
Marketable equity securities	18,850	0	0	18,850
Total available-for-sale securities	24,501	336,273	58,914	419,688

TRADING SECURITIES,
Obligations of states and political subdivisions	563	1,743	0	2,306

Total	$25,064	$338,016	$58,914	$421,994

Management determined there were virtually no trades of pooled trust-preferred securities in the second half of 2008 or during 2009, except for a limited number of transactions that took place as a result of bankruptcies, forced liquidations or similar circumstances.  Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs.  Accordingly, in the third quarter of 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows.

At December 31, 2009 and 2008, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management used the cash flow estimates for each security determined using the process described in Note 7.  The Corporation’s process for evaluating pooled trust-preferred securities for OTTI is described in more detail in Note 7.  Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  In establishing the discount rates, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates (3-month LIBOR, for most of the Corporation’s securities) over corresponding risk-free rates (3-month U.S. Treasury Bill, for most of the Corporation’s securities) in 2009; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.

In the fourth quarter 2009, the Corporation transferred a trust preferred security issued by a financial institution (The South Financial Group, Inc.) with an amortized cost basis of $800,000 to Level 3 from Level 2.  As described in Note 7, management had recorded an OTTI loss of $3,209,000 on this security in 2009.  This security was transferred to Level 3 because management has been trying to sell the security since October 2009, but has not been able to obtain a bid from a potential buyer nor otherwise been able to find a price quote.  Management has valued the security as of December 31, 2009, based on the estimated present value of cash flow to be received.  Management’s estimate of cash flow to be received from this security is subjective, and the actual amounts to be received could vary materially from management’s estimate.

Following is a reconciliation of activity for assets (pooled trust-preferred securities) measured at fair value based on significant unobservable information:

(In Thousands)	2009	2008
Balance, beginning of period	$58,914	$0
Transfers	800	73,018
Purchases, issuances and settlements	(242)	100
Proceeds from sales	(620)	0
Realized losses, net	(182)	0
Unrealized losses included in earnings	(73,674)	(8,210)
Unrealized gains (losses) included in other comprehensive income	24,118	(5,994)
Balance, end of period	$9,114	$58,914

FASB ASC topic 820, “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 157) became effective with the Corporation’s 2008 financial statements. Accordingly, no assets were classified as Level 3 in 2007 or prior periods.

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 7, and are included in net impairment losses recognized in earnings in the consolidated statement of earnings.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans and foreclosed real estate assets held for sale.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at December 31, 2009 and 2008 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $1,564,000 at December 31, 2009 and $1,774,000 at December 31, 2008.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $873,000 at December 31, 2009 and $298,000 at December 31, 2008.

7. SECURITIES

Amortized cost and fair value of securities at December 31, 2009 and 2008 are summarized as follows:
		December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$48,949	$131	$(87)	$48,993
Obligations of states and political subdivisions	109,109	1,487	(5,606)	104,990
Mortgage-backed securities	150,700	5,700	(22)	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	47,083	898	(273)	47,708
Private label	15,465	50	(21)	15,494
Corporate bonds	1,000	41	0	1,041
Trust preferred securities issued by individual institutions	7,043	0	(1,025)	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,383	0	(3,184)	8,199
Pooled trust preferred securities - mezzanine tranches	266	0	(151)	115
Other collateralized debt obligations	690	0	0	690
Total debt securities	391,688	8,307	(10,369)	389,626
Marketable equity securities	5,367	1,295	0	6,662
Total	$397,055	$9,602	$(10,369)	$396,288
HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$300	$2	$0	$302

		December 31, 2008
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$15,500	$701	$0	$16,201
Obligations of states and political subdivisions	80,838	197	(6,812)	74,223
Mortgage-backed securities	171,453	2,632	(229)	173,856
Collateralized mortgage obligations:
Issued by U.S. Government agencies	24,082	181	(1)	24,262
Private label	46,537	6	(2,571)	43,972
Corporate bonds	1,000	117	0	1,117
Trust preferred securities issued by individual institutions	10,436	0	(2,835)	7,601
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,938	0	(3,296)	8,642
Pooled trust preferred securities - mezzanine tranches	70,826	0	(20,554)	50,272
Other collateralized debt obligations	692	0	0	692
Total debt securities	433,302	3,834	(36,298)	400,838
Marketable equity securities	21,405	1,918	(4,473)	18,850
Total	$454,707	$5,752	$(40,771)	$419,688
HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$304	$16	$0	$320
Obligations of other U.S. Government agencies	100	4	0	104
Mortgage-backed securities	2	0	0	2
Total	$406	$20	$0	$426

The following table presents gross unrealized losses and fair value of investments with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008:

December 31, 2009	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$17,796	$(87)	$0	$0	$17,796	$(87)
Obligations of states and political subdivisions	19,001	(422)	36,939	(5,184)	55,940	(5,606)
Mortgage-backed securities	3,544	(21)	20	(1)	3,564	(22)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	18,229	(273)	0	0	18,229	(273)
Private label	0	0	3,219	(21)	3,219	(21)
Trust preferred securities issued by individual institutions	0	0	5,218	(1,025)	5,218	(1,025)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	(3,184)	8,199	(3,184)
Pooled trust preferred securities - mezzanine tranches	0	0	115	(151)	115	(151)
Total temporarily impaired available-for-sale securities	$58,570	$(803)	$53,710	$(9,566)	$112,280	$(10,369)

December 31, 2008	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$0	$0	$0	$0	$0
Obligations of states and political subdivisions	$29,867	$(3,202)	$26,679	$(3,610)	$56,546	$(6,812)
Mortgage-backed securities	21,746	(137)	6,713	(92)	28,459	(229)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	0	0	68	(1)	68	(1)
Private label	26,117	(1,054)	17,576	(1,517)	43,693	(2,571)
Trust preferred securities issued by individual institutions	3,810	(1,201)	3,791	(1,634)	7,601	(2,835)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	8,642	(3,296)	0	0	8,642	(3,296)
Pooled trust preferred securities - mezzanine tranches	0	0	41,911	(20,554)	41,911	(20,554)
Total debt securities	90,182	(8,890)	96,738	(27,408)	186,920	(36,298)
Marketable equity securities	4,062	(1,080)	6,407	(3,393)	10,469	(4,473)
Total temporarily impaired available-for-sale securities	$94,244	$(9,970)	$103,145	$(30,801)	$197,389	$(40,771)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses), and the related income tax (credit) provision, for 2009, 2008 and 2007 were as follows:

(In Thousands)
	2009	2008	2007
Gross realized gains	$2,205	$780	$2,325
Gross realized losses	(86,045)	(10,118)	(2,198)
Net realized (losses) gains	$(83,840)	$(9,338)	$127
Income tax provision related to net realized gains	$(28,506)	$(3,175)	$43

Gross realized gains and losses from the sales of trading securities, the net change in unrealized gains and losses, and the income tax provision related to net trading gains, for 2009, 2008 and 2007 were as follows:

(In Thousands)
	2009	2008	2007
Gross realized gains	$65	$94	$60
Gross realized losses	(104)	(63)	0
Net change in unrealized gains/losses	66	(28)	(36)
Net gains/losses	$27	$3	$24
Income taxes related to net gains/losses	$9	$1	$8

The maturities of available-for-sale and held-to-maturity securities at December 31, 2009 are summarized as follows:

	December 31, 2009
	Amortized	Fair
(In Thousands)	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Due in one year or less	$1,298	$1,303
Due after one year through five years	25,289	25,359
Due after five years through ten years	60,023	60,444
Due after ten years	305,078	302,520
Total	$391,688	$389,626
HELD-TO-MATURITY SECURITIES,
Due in one year or less	$300	$302

Investment securities carried at $140,604,000 at December 31, 2009 and $95,787,000 at December 31, 2008 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law.  Also, the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) issued a $30,000,000 letter of credit on the Corporation’s behalf for security on certain public deposits as of December 31, 2009.  FHLB-Pittsburgh had issued a $10,000,000 letter of credit for the same purpose that was outstanding as of December 31, 2008.  See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

(In Thousands)	2009	2008	2007
Pooled trust preferred securities - mezzanine tranches	$(73,674)	$(8,210)	$0
Marketable equity securities (bank stocks)	(6,324)	(1,878)	0
Trust preferred securities issued by individual institutions	(3,209)	0	0
Collateralized mortgage obligations	(2,156)	0	0

Net impairment losses recognized in earnings	$(85,363)	$(10,088)	$0

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2009 is provided below.

Debt Securities

In addition to the effects of volatility in interest rates on individual debt securities, management believes valuations of debt securities have been negatively impacted by events affecting the overall credit markets during the last quarter of 2007 as well as all of 2008 and 2009.  There have been widespread disruptions to the normal operation of bond markets.  Particularly with regard to pooled trust-preferred securities, trading volume has been limited and consisted almost entirely of sales by distressed sellers.

At December 31, 2009, management performed an assessment for possible OTTI of the Corporation’s investments in U.S. Government agency bonds and mortgage-backed securities, obligations of state and political subdivisions (municipal bonds), collateralized mortgage obligations (CMOs) and trust preferred securities issued by individual issuers (banking companies) on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  In the fourth quarter 2009, a rating agency removed its investment grade ratings on some of the municipal bonds.  At December 31, 2009, the total amortized cost basis of municipal bonds with no external rating was $25,258,000, with an aggregate unrealized loss of $2,795,000.  The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios.  However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Except as reflected in the table above and described below, based on the results of the assessment, management believes impairment of these debt securities, including the municipal bonds with no external ratings, at December 31, 2009 to be temporary.

In 2009, several of the Corporation’s private label CMO holdings were downgraded from AAA by one or more rating agency, including three securities that were downgraded to less than investment grade.  In October 2009, management decided to sell four private label CMOs, including the three that were rated below investment grade.  Accordingly, the Corporation recorded OTTI of $2,156,000 for the amount of unrealized loss on the four securities identified for sale as of September 30, 2009. Upon sale of the securities during the fourth quarter 2009, the Corporation realized losses totaling $1,962,000 and recorded the difference—a net gain of $194,000—in the fourth quarter.

The following table provides information related to trust preferred securities issued by individual institutions as of December 31, 2009:

(In Thousands)						Moody's/
					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,243	$4,378	$(865)	$0	Baa2 (*) /BB-/BB-
Carolina First Mortgage Loan Trust	The South Financial Group, Inc.	800	800	0	(3,209)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	840	(160)	0	NR
Total		$7,043	$6,018	$(1,025)	$(3,209)

NR = not rated.
(*) Moody’s downgraded Astoria Capital Trust I to Baa3 on February 17, 2010.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.  In January 2010, The South Financial Group, Inc. announced its intent to defer payments on the Carolina First Mortgage Loan Trust security.  Management intends to sell the Carolina First Mortgage Loan Trust security, and the Corporation has recorded OTTI to write down amortized cost to the estimated fair value that could be received from selling the security.

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

All of the Corporation’s pooled trust-preferred securities were deemed investment grade by Moody’s and/or Fitch when they were purchased; however, all of the rated securities have been downgraded by Moody’s and by Fitch.  As of December 31, 2009, the Corporation’s investment in a senior tranche security has an investment grade rating; however, all the mezzanine tranche securities have ratings several levels below investment grade or are not rated.  In 2008 and 2009, some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted.  Trust-preferred securities are structured so that the issuers pay more interest into the trusts than would be required for pass through to the investors in the rated notes (such as the Corporation), with the excess used to cover administrative and other expenses, and to provide a cushion for some protection against the risk of loss for investors in the rated notes.

As of December 31, 2009, management evaluated the pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers.  In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service.  Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable-rate pooled trust-preferred securities) based on the applicable forward curve.

In the third quarter 2009, management made significant changes in assumptions regarding future deferrals and defaults, in comparison to assumptions used in the previous four quarters’ analyses. These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters. Management selected several of the trust preferred offerings in which the Corporation holds securities, and analyzed the change in deferral or default status, and the change in financial strength rating from the national ratings service used in its quarterly analyses, over the period starting in the third quarter 2008 (which was the first quarter in which the Corporation performed the detailed cash flow analysis for each security) through the second quarter 2009. Management believes the results of its analysis of the securities selected to be similar to the results that would be produced in an analysis of all of the Corporation’s pooled trust-preferred securities. The analysis demonstrated that significant credit deterioration had occurred over the previous four quarterly periods, as evidenced in the data by average higher deferrals and defaults, and lower financial strength ratings. In determining how to apply the results of this analysis, management made two critical assumptions: (1) the deteriorating trend will continue at approximately the same rate over the next four quarters, and (2) every issuer (bank) that would be assumed to defer payment within the next four quarters, based on the trend reflected in the data, would eventually default with no recovery. At December 31, 2009, management’s assumptions regarding future deferrals and defaults were consistent with the revisions established in the third quarter 2009.

The detailed table below shows that for the Corporation’s pooled trust-preferred securities, actual deferrals and defaults by the underlying banks and other issuers as a percentage of outstanding collateral ranged from 16.1% to 34.6% at December 31, 2009.  The detailed table also shows that for the securities which have not been completely written off, the range of expected additional (future) net deferrals and defaults as a percentage of performing collateral ranged from 48.7% to 51.5% at December 31, 2009.

Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

For the senior tranche security with an amortized cost of $11,383,000, the present value at December 31, 2009 determined based on estimated cash flows had not declined from management’s previous assumptions used to determine book value, and accordingly, impairment was deemed temporary.  However, for all of the mezzanine tranche securities, the present values declined, including several securities which have been deemed worthless.  As shown in the table above, the Corporation’s total OTTI write-downs of pooled trust-preferred securities amounted to $73,674,000 in 2009 and $8,210,000 in 2008.  The total 2009 OTTI loss amounts in that table include $72,776,000 recorded in the first nine months of 2009, and an additional OTTI loss of $898,000 in the fourth quarter.  The Corporation sold several mezzanine pooled trust-preferred securities in the fourth quarter 2009, and recorded a realized gain of $153,000 from the sales, determined based on the excess of the aggregate sale proceeds over the amortized cost bases of the securities, as adjusted for OTTI.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of December 31, 2009:

(In Thousands)				Cumulative
			Unrealized	Realized
	Amortized	Fair	Gain	Credit
Description	Cost	Value	(Loss)	Losses
ALESCO Preferred Funding VI, Ltd.	$0	$0	$0	$(2,018)
ALESCO Preferred Funding IX, Ltd.	0	0	0	(2,988)
MMCAPS Funding I, Ltd.	142	41	(101)	(5,831)
Preferred Term Securities XVIII, Ltd.	0	0	0	(7,293)
Preferred Term Securities XXI, Ltd.	0	0	0	(1,502)
Preferred Term Securities XXIII, Ltd. (C-1)	0	0	0	(3,466)
Preferred Term Securities XXIII, Ltd. (D-1)	0	0	0	(5,024)
Tropic CDO III, Ltd.	0	0	0	(6,970)
U.S. Capital Funding II, Ltd. (B-1)	50	30	(20)	(1,951)
U.S. Capital Funding II, Ltd. (B-2)	74	44	(30)	(2,912)
Total	$266	$115	$(151)	$(39,955)

					Expected
				Actual	Additional
				Deferrals	Net Deferrals
				and	And	Excess
	Number		Moody's/	Defaults	Defaults	Subordination
	of Banks		Fitch	as % of	as % of	as % of
	Currently		Credit	Outstanding	Performing	Performing
Description	Performing		Ratings (1)	Collateral	Collateral	Collateral
ALESCO Preferred Funding VI, Ltd.	27	(a)	Ca/CC (2)	31.4%	(3)	-36.1%
ALESCO Preferred Funding IX, Ltd.	36	(b)	Ca/CC (2)	24.4%	(3)	-17.0%
MMCAPS Funding I, Ltd.	21		Ca/CCC (2)	17.2%	48.7%	-8.0%
Preferred Term Securities XVIII, Ltd.	52	(c)	NR/C	19.9%	(3)	-20.3%
Preferred Term Securities XXI, Ltd.	41	(d)	Ca/CC (2)	26.3%	(3)	-19.2%
Preferred Term Securities XXIII, Ltd. (C-1)	92	(e)	C/CCC (2)	20.1%	(3)	-9.6%
Preferred Term Securities XXIII, Ltd. (D-1)	92	(e)	NR/CC (2)	20.1%	(3)	-18.9%
Tropic CDO III, Ltd.	30		C/CC (2)	34.6%	(3)	-42.3%
U.S. Capital Funding II, Ltd. (B-1)	44		Ca/CC (2)	16.1%	51.5%	-10.5%
U.S. Capital Funding II, Ltd. (B-2)	44		Ca/CC (2)	16.1%	51.5%	-10.5%

(1)
The table above presents ratings information as of December 31, 2009.  The securities had "investment grade" ratings by Moody's (Baa2 or better) and/or Fitch (BBB or better) at the time of purchase, but have since been downgraded by the ratings agencies.

(2)	Fitch downgraded to C on February 12, 2010.
(3)	For securities completely written off, management did not update its previous estimates of net deferrals and defaults.

NR = not rated.

(a) In addition to banks, there are 15 insurance companies currently performing in ALESCO Preferred Funding VI, Ltd.
(b) In addition to banks, there are 15 insurance companies currently performing in ALESCO Preferred Funding IX, Ltd.
(c) In addition to banks, there are 9 insurance companies and 3 pooled trust preferred entities currently performing in Preferred Term Securities XVIII, Ltd.
(d) In addition to banks, there are 14 insurance companies and 2 real estate investment trusts (REITs) currently performing in Preferred Term Securities XXI, Ltd.
(e) In addition to banks, there are 12 insurance companies and 1 real estate investment trust (REIT) currently performing in Preferred Term Securities XXIII, Ltd.

In determining the amount of “currently performing” collateral for purposes of the table above, the total amount of issuers’ balances outstanding have been reduced by the amount in default or deferral.  Also, for some of the securities, management further reduced the total performing balance for the effects of issuers’ subsequent announcements of their intent to defer on the next applicable payment, and for other relevant circumstances.  Management considered all such announcements and circumstances known to us in evaluating the pooled trust preferred securities for OTTI as of December 31, 2009.

In the table above, “Excess Subordination as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows:   (Total face value of performing collateral – Face value of all outstanding note balances not subordinate to our investment)/Total face value of performing collateral.

The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Corporation’s securities would be impacted.  In 2008 and 2009, the amount of deferrals and defaults on the pools described above has risen significantly, which has resulted in substantial reductions in the amounts of performing collateral.  As a result, the negative Excess Subordination Ratio percentages shown in the table signify there is no support from subordinate tranches available to absorb losses before the Corporation’s securities would be impacted.   A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not OTTI should be recorded for a pooled trust preferred security.  Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).

As described in Note 2, the Corporation adopted provisions of ASC topic 320, “Investments – Debt and Equity Securities,” effective January 1, 2009, which resulted in the Corporation separating OTTI related to the trust-preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the statement of earnings, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  The Corporation measured the credit loss component of OTTI based on the difference between: (1) the present value of estimated cash flows, at the book yield in effect prior to recognition of any OTTI, as of December 31, 2009, and (2) the present value of estimated cash flows as of the end of 2008 using book yield and management’s cash flow assumptions at that time.  For the year ended December 31, 2009, the effect of adopting the new accounting principle was to increase pre-tax impairment losses recognized in earnings by $3,451,000.

A roll-forward of the OTTI amount related to credit losses for the year ended December 31, 2009 is as follows:
(In Thousands)
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period (as measured effective January 1, 2009 upon adoption of ASC Topic 320)	$(2,362)

Additional credit loss for which an OTTI was not previously Recognized	(62,085)

Reduction for securities losses realized during the period	65,341

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	(11,589)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$(10,695)

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes losses from securities that were sold in 2009 as well as OTTI write-downs associated with securities the Corporation continues to hold as of December 31, 2009, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at December 31, 2009 consisted exclusively of stocks of banking companies. At December 31, 2009, the fair value of equity securities was $6,662,000.  Management evaluates the financial condition, earnings, dividend payment prospects and other relevant factors related to each issuer for which the stock is in an unrealized loss position, to determine whether the Corporation can realistically expect to recover its cost basis without realizing a loss.
In 2008 and 2007, the Corporation also held non-financial equities which included large cap domestic and foreign companies, as well as equity-based mutual funds and similar instruments.  The portfolio of non-financial equities was liquidated in the fourth quarter 2009. The Corporation received $2,534,000 in proceeds and realized a net loss of $329,000.

Management’s decision to record OTTI losses on bank stocks in 2009 was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement in subsequent quarters of 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in 2006, 2007 and 2008 to realize tax refunds.  Realized gains from sales of bank stocks totaled $1,689,000 in 2009, including $956,000 from stocks for which an OTTI had been previously recognized, and $733,000 from stocks for which no OTTI had been previously recognized.  After the impact of the impairment charges and sales, for the Corporation’s remaining bank stocks, there were no unrealized losses at December 31, 2009.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh in an amount determined based on outstanding advances, unused borrowing capacity and other factors.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  At December 31, 2009, C&N Bank’s investment  in FHLB-Pittsburgh stock, which was included in Other Assets in the consolidated balance sheet, was $8,585,000.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2009.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Major categories of loans and leases included in the loan portfolio are as follows:

(In Thousands)	December 31,	% of	December 31,	% of
	2009	Total	2008	Total

Real estate - residential mortgage	$420,365	58.25%	$433,377	58.29%
Real estate - commercial mortgage	163,483	22.66%	165,979	22.32%
Real estate – construction	26,716	3.70%	24,992	3.36%
Consumer	19,202	2.66%	26,732	3.60%
Agricultural	3,848	0.53%	4,495	0.60%
Commercial	49,753	6.90%	48,295	6.50%
Other	638	0.09%	884	0.12%
Political subdivisions	37,598	5.21%	38,790	5.21%
Total	721,603	100.00%	743,544	100.00%
Less: allowance for loan losses	(8,265)		(7,857)
Loans, net	$713,338		$735,687

Residential mortgage loans held for sale with a balance of $592,000 at December 31, 2009 have been included in the “Real estate – residential mortgage” category in the table above.  Net unamortized loan fees of $2,279,000 at December 31, 2009 and $2,176,000 at December 31, 2008 have been offset against the carrying value of loans.

There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2009.

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

Transactions in the allowance for loan losses were as follows:

(In Thousands)
	2009	2008	2007	2006
Balance at beginning of year	$7,857	$8,859	$8,201	$8,361
Allowance for loan losses recorded in acquisition	0	0	587	0
Provision charged to operations	680	909	529	672
Loans charged off	(478)	(2,039)	(544)	(1,092)
Recoveries	206	128	86	260
Balance at end of year	$8,265	$7,857	$8,859	$8,201

Information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2009, 2008, and 2007 is as follows:

(In Thousands)
	2009	2008	2007
Impaired loans without a valuation allowance	$3,257	$3,435	$857
Impaired loans with a valuation allowance	2,690	2,230	5,361
Total impaired loans	$5,947	$5,665	$6,218

Valuation allowance related to impaired loans	$1,126	$456	$2,255

Total nonaccrual loans	$9,092	$7,200	$6,955
Total loans past due 90 days or more and still accruing	$31	$1,305	$1,200

The following is a summary of information related to impaired loans for 2009, 2008, and 2007:
(In Thousands)
	2009	2008	2007
Average investment in impaired loans	$5,996	$5,771	$6,932
Interest income recognized on impaired loans	$322	$327	$242
Interest income recognized on a cash basis on impaired loans	$322	$327	$242

No additional funds are committed to be advanced in connection with impaired loans.

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:
(In Thousands)
	December 31,
	2009	2008
Land	$2,100	$2,100
Buildings and improvements	30,498	29,979
Furniture and equipment	15,735	15,297
Construction in progress	24	13
Total	48,357	47,389
Less: accumulated depreciation	(24,041)	(21,480)
Net	$24,316	$25,909

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:
(In Thousands)
	2009	2008	2007
Occupancy expense	$1,237	$1,261	$1,137
Furniture and equipment expense	1,579	1,624	1,710
Total	$2,816	$2,885	$2,847

10. INTANGIBLE ASSETS

Changes in the carrying amount of goodwill in 2009 and 2008 are summarized in the following table:
(In Thousands)
	December 31,
	2009	2008
Balance, beginning of year	$12,014	$12,032
Reduction in total purchase price for difference in estimated and actual accrued expenses and legal and professional costs	(72)	(18)
Balance, end of year	$11,942	$12,014

The Corporation did not complete any acquisitions in 2009 or 2008.

Evaluation of goodwill for impairment involves 2 steps: (1) Step 1, which is to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill; and (2) Step 2, which is to measure the amount of goodwill loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and recognize a loss if the fair value would be less than book value.  As of December 31, 2009, the Corporation performed a Step 1 analysis and determined that the fair value of its only reporting unit, its community banking operation, exceeded its book value.  Accordingly, there was no goodwill impairment as of December 31, 2009 and no Step 2 analysis was required.

The result of the Step 1 analysis was that the estimated fair value of the reporting unit exceeded book value by 44%.  In reaching this conclusion, management determined the common book value of the reporting unit at December 31, 2009 to be approximately $126.7 million.  Common book value is equal to the Corporation’s total equity (book value), excluding the balance of preferred stock.  In comparison, the estimated fair value of the reporting unit was calculated to be $182.8 million.  Management calculated the estimated fair value of the reporting unit based on the weighted average of values determined using the following valuation approaches:

·
Income approach, using dividend discount analysis - This approach was given a weighting of 50%, and resulted in a value of $184.1 million.  This approach uses a dividend discount analysis, and is based on estimated cash flows to an acquirer based on anticipated future results assuming a change of control transaction.  This approach assumes an acquirer will achieve an expected base level of earnings, achieve integration cost savings and incur certain transaction costs.  The analysis then calculates the present value of all excess cash flows generated (above a minimum tangible capital ratio), plus the present value of a terminal value, to determine the fair value.

·
Change of control premium to the Corporation’s market price – This approach was given a weighting of 30%, and resulted in a valuation of $168.6 million.  The premium to market approach calculates the change of control price a market participant would pay for a firm by adding a change of control premium to the Corporation’s recent trading value.  Management used U.S. bank acquisitions of banks whose total assets were between $100 million and $5 billion that occurred in 2008 and 2009, as a basis for estimating a premium percentage or change of control premium to apply to the reporting unit.

·
Change of control premium to peer market price – This approach was given a weighting of 15%, and resulted in a valuation of $170.7 million.  This approach uses the same methodology as the change of control premium applied to the Corporation’s market price, but substitutes trading values from a group of peer companies for the Corporation’s trading values.

·
Market approach, using pricing multiples from recent acquisitions – This approach was given a weighting of 5%, and resulted in a valuation of $291.7 million.  Comparable transactions included in this analysis were acquisitions of U.S. banks in 2008 and 2009 of companies with total assets ranging between $250 million and $5 billion, and core returns on average assets (measured based on net income or loss, excluding the estimated after-tax impact of realized gains and losses on securities) greater than 0.75%.  The pricing ratios from the comparable transactions were applied to the Corporation’s data for the following ratios: (1) price/tangible book value, (2) price/last 12 months’ core earnings, and (3) premium over tangible equity as a percentage of core deposits.  The results of applying the pricing ratios were then averaged to determine the valuation.

Key assumptions used in the calculation of estimated fair value include:

·
The valuation techniques utilized.  Management used the valuation techniques identified above, which represent a range of techniques commonly used to estimate the value of a company using either an income-based or a market-based approach.

·
The weighting assigned to each of the valuation approaches considered.  Management believes a market participant would apply a significant weighting to the income approach (50%) since it incorporates specific expected operating cash flows and merger synergies to be generated by the reporting unit.  Management assigned the second highest weighting (30%) to the comparison of change of control premiums from comparable transactions to the Corporation’s recent trading price.  Management believes market participants would typically consider current trading values, and recent pricing of comparable transactions, in considering an acquisition price, but that the weighting should be lower than the income approach because it does not incorporate company-specific cash flow projections or merger synergies.  Management assigned lower weightings to the change of control premium to market price (15%) and market approach based on recent pricing multiples (5%) because merger and acquisition activity within the banking industry has been limited in 2008 and 2009, in comparison to the previous decade or more, with many of the transactions that have occurred involving distressed sellers.

·
In applying the income approach, key assumptions included: estimated earnings for each of the next 5 years, which reflected the assumption that significant realized securities losses such as the Corporation experienced in 2009 will not recur, as well as the effects of assumptions related to deposit and loan growth, changes in noninterest revenues and expenses and other cash flows; reduction in operating expenses to be realized by an acquirer (integration synergies) of 29.75%; transaction costs, including restructuring charges that the acquirer and the Corporation would incur of 3.73% of the Corporation’s fair value; the price-to-earnings multiple applied to year 5 (terminal) earnings, which was 11 times earnings; the level of post-acquisition capital the acquirer would be required to maintain, of 8% of tangible assets; and the discount rate applied to projected and terminal cash flows, which was 17.5%.

·	Other key assumptions used in the market-based approaches included identification of comparable transactions and a peer group of banks.

All of the key assumptions identified above are significant and subjective, and changes in those assumptions would result in a different calculation of estimated fair value of the reporting unit.

Based on the results of its impairment analysis, the Corporation determined that the fair value of its only reporting unit, its community banking operation, exceeded its book value, and there was no goodwill impairment as of December 31, 2009.

Information related to the core deposit intangibles are as follows:

(In Thousands)	December 31,
	2009	2008
Gross amount	$2,034	$2,034
Less: accumulated amortization	(1,532)	(1,208)
Net	$502	$826

Amortization expense was $324,000 in 2009, $552,000 in 2008 and $445,000 in 2007.  Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)
2010	$176
2011	115
2012	74
2013	51
2014	35

11. DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits are as follows:

(In Thousands)
	2010	$233,754
	2011	79,857
	2012	37,688
	2013	30,608
	2014	14,155
	Thereafter	51
		$396,113

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more.  As of December 31, 2009, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$78,016
Over 3 months through 12 months	15,459
Over 1 year through 3 years	30,019
Over 3 years	7,829
Total	$131,323

Interest expense from deposits of $100,000 or more amounted to $3,781,000 in 2009, $4,108,000 in 2008 and $4,141,000 in 2007.

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	At December 31,
	2009	2008

Overnight borrowings (a)	$0	$5,500
Customer repurchase agreements (b)	34,229	38,047
Other repurchase agreements (c)	5,000	5,000
Total short-term borrowings	$39,229	$48,547

The weighted average interest rate on total short-term borrowings outstanding was 1.04% at December 31, 2009 and 1.57% at December 31, 2008. The maximum amount of total short-term borrowings outstanding at any month-end was $45,769,000 in 2009 and $52,650,000 in 2008.

(a) Overnight borrowings are available from the FHLB-Pittsburgh, federal funds purchased overnight from other banks, and from the Federal Reserve Bank of Philadelphia’s Discount Window.

There were no overnight borrowings outstanding at December 31, 2009.  At December 31, 2008, the Corporation had outstanding overnight borrowings of $5,500,000 from FHLB-Pittsburgh at a rate of 0.59%. Terms of the available credit from FHLB-Pittsburgh are described under the “Long-term Borrowings” section of this note.

The Corporation had available credit with other correspondent banks totaling $29,722,000 at December 31, 2009 and $30,726,000 at December 31, 2008. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2009 or December 31, 2008.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2009, the Corporation had available credit in the amount of $25,802,000 on this line with no outstanding advances.  At December 31, 2008, the Corporation had available credit in the amount of $63,698,000 with no outstanding balances.  As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,938,000 at December 31, 2009 and $72,929,000 at December 31, 2008.

 (b) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $48,510,000 at December 31, 2009 and $55,064,000 at December 31, 2008.

(c) Other repurchase agreements included in short-term borrowings at December 31, 2009 and December 31, 2008 consist of a three-year adjustable-rate repurchase agreement issued in April 2007. For the first year, the rate was adjusted quarterly to the three-month LIBOR less 50 basis points.  In April 2008, the issuer exercised its option to convert the repurchase agreement to a fixed rate of 4.74% and retains the option to put it quarterly prior to the April 2010 scheduled maturity.

The terms and collateral related to repurchase agreements are described under the “Long-term Borrowings” section of this note.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	At December 31,
	2009	2008

FHLB-Pittsburgh borrowings (d)	$103,742	$144,426
Repurchase agreements (e)	92,500	92,500
Total long-term borrowings	$196,242	$236,926

 (d) Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	At December 31,
	2009	2008

Loans matured in 2009 with rates ranging from 3.60% to 4.96%	$0	$39,862
Loans assumed in acquisition maturing in 2010 with rates ranging from 4.87% to 4.95%	22,140	22,379
Other loans maturing in 2010 with rates ranging from 3.65% to 4.72%	25,000	25,000
Loans maturing in 2011 with rates ranging from 3.00% to 4.98%	15,000	15,000
Loans maturing in 2012 with rates ranging from 3.66% to 4.82%	23,547	23,566
Loans maturing in 2013 with rates ranging from 2.86% to 3.62%	4,206	4,518
Loan maturing in 2016 with a rate of 6.86%	309	342
Loans maturing in 2017 with rates ranging from 3.81% to 6.83%	10,041	10,045
Loans maturing in 2020 with rates ranging from 4.67% to 4.79%	2,242	2,405
Loan maturing in 2025 with a rate of 4.91%	1,257	1,309
Total long-term FHLB-Pittsburgh borrowings	$103,742	$144,426

The FHLB-Pittsburgh loan facilities are collateralized by qualifying securities and loans secured by real estate with a book value totaling $522,201,000 at December 31, 2009 and $543,771,000 at December 31, 2008. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $8,585,000 at December 31, 2009 and $8,581,000 at December 31, 2008.

Included in long-term borrowings are advances from FHLB-Pittsburgh, which were assumed in the acquisition of Citizens Bancorp, Inc., with a book value of $22,140,000 as of December 31, 2009 and $22,379,000 as of December 31, 2008. These advances mature in 2010, have a notional amount totaling $22,000,000, and based on interest rates in effect at the acquisition date, were recorded at fair value of $22,753,000. The weighted-average contractual interest rate on these advances was 6.04% at December 31, 2009 and December 31, 2008. The weighted-average effective interest rate used to record interest expense on these advances in 2009 and 2008, which is reflected in the table above, was 4.91%.

 (e) Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	At December 31,
	2009	2008

Agreements maturing in 2011 with rates ranging from 3.48% to 4.09%	$7,500	$7,500
Agreement maturing in 2013 with a rate of 3.13%	5,000	5,000
Agreements with embedded caps maturing in 2017 with rates ranging from 3.60% to 4.27%	80,000	80,000
Total long-term repurchase agreements	$92,500	$92,500

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

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $116,127,000 at December 31, 2009 and $120,940,000 at December 31, 2008.  Average daily repurchase agreement borrowings amounted to $97,500,000 at December 31, 2009, $99,492,000 in 2008 and $31,040,000 in 2007.  The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $97,500,000 in 2009, $99,500,000 in 2008 and $99,500,000 in 2007. The weighted average interest rate on repurchase agreements was 3.97% in 2009, 3.94% in 2008 and 3.84% in 2007.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. When possible, fair value is determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Therefore, the aggregate fair value amounts presented may not represent the underlying fair value of the Corporation.

The Corporation used the following methods and assumptions in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair values.

SECURITIES - Fair values for securities, excluding restricted equity securities, are based on quoted market prices or other methods as described in Note 6. The carrying value of restricted equity securities approximates fair value based on applicable redemption provisions.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2009 and December 31, 2008. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements. As shown in the table below, the fair value of long-term borrowings exceeded the carrying amount by $22,525,000 at December 31, 2009 compared to $3,595,000 at December 31, 2008. This increase resulted from changes in management’s assumptions related to certain callable borrowings during 2009. At December 31, 2008, management expected these borrowings to be called, but market interest rates at December 31, 2009 indicate that the borrowings will not be called in the foreseeable future.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$92,065	$92,065	$24,028	$24,028
Trading securities	1,045	1,045	2,306	2,306
Available-for-sale securities	396,288	396,288	419,688	419,688
Held-to-maturity securities	300	302	406	426
Restricted equity securities	8,970	8,970	8,954	8,954
Loans, net	713,338	719,689	735,687	725,586
Accrued interest receivable	5,613	5,613	5,846	5,846

Financial liabilities:
Deposits	926,789	935,380	864,057	870,767
Short-term borrowings	39,229	38,970	48,547	47,653
Long-term borrowings	196,242	218,767	236,926	240,521
Accrued interest payable	681	681	956	956

14. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, designed to cause participants to pay for all future increases in premiums (after January 1, 1993) related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2009 and December 31, 2008, and are not expected to significantly affect the Corporation's future expenses.  The Corporation uses a December 31 measurement date for the postretirement plan.

The Corporation’s defined benefit pension plan applicable to most employees was frozen and terminated, effective December 31, 2007.  In 2008, the Corporation funded and settled substantially all of its obligations under this plan.  There was no activity related to this plan in 2009.  Information is included in the tables below for 2008 and 2007 related to this plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the tables that follow for 2009 and 2008, but was insignificant for 2007.  The Corporation uses a December 31 measurement date for this plan.

The following table shows the funded status of the defined benefit plans:
(In Thousands)

	Pension		Postretirement
	Benefits		Benefits
	2009	2008	2009	2008
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,076	$13,363	$1,378	$1,291
Service cost	0	29	74	69
Interest cost	65	542	94	78
Plan participants' contributions	0	0	190	130
Actuarial (gain) loss	111	(575)	293	0
Benefits paid	(16)	(514)	(319)	(190)
Funding and settlement of plan obligations	0	(11,769)	0	0
Benefit obligation at end of year	$1,236	$1,076	$1,710	$1,378

	2009	2008	2009	2008
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$602	$12,487	$0	$0
Actual return on plan assets	147	55	0	0
Employer contribution	220	343	129	60
Plan participants' contributions	0	0	190	130
Benefits paid	(16)	(514)	(319)	(190)
Funding and settlement of plan obligations	0	(11,769)	0	0
Fair value of plan assets at end of year	$953	$602	$0	$0

Funded status at end of year	$(283)	$(474)	$(1,710)	$(1,378)

At December 31, 2009 and 2008, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:
(In Thousands)
	Pension:		Postretirement:
	2009	2008	2009	2008
Accrued interest and other liabilities	$283	$474	$1,710	$1,378

At December 31, 2009 and 2008, the following items included in accumulated other comprehensive loss had not been recognized as components of expense:
(In Thousands)
	Pension:		Postretirement:
	2009	2008	2009	2008
Net transition obligation	$0	$0	$109	$146
Prior service cost	0	0	135	21
Net actuarial loss (gain)	173	0	147	(20)
Total	$173	$0	$391	$147

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $3,000 in 2010.  For the postretirement plan, there is no amortization of the net actuarial loss expected in 2010, and the estimated amount of transition obligation and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are $36,000 and $14,000, respectively.

The accumulated benefit obligation for the defined benefit plan (Citizens Trust Company Retirement Plan) was $1,236,000 at December 31, 2009 and $1,076,000 at December 31, 2008.

The components of net periodic benefit costs from defined benefit plans are as follows:
(In Thousands)
	Pension:			Postretirement:
	2009	2008	2007	2009	2008	2007
Service cost	$0	$29	$683	$74	$69	$73
Interest cost	65	542	785	94	78	69
Expected return on plan assets	(44)	(329)	(1,013)	0	0	0
Amortization of transition (asset) obligation	0	(17)	(23)	37	36	37
Amortization of prior service cost	0	0	8	14	9	2
Recognized net actuarial loss	4	0	54	0	0	0
Net periodic benefit cost, excluding effects of pension plan curtailment and settlement	25	225	494	219	192	181
Loss on effects of curtailment of pension plan	0	0	77	0	0	0
Loss (gain) on pension plan settlement	39	(32)	67	0	0	0
Total net periodic benefit cost	$64	$193	$638	$219	$192	$181

The weighted-average assumptions used to determine net periodic benefit cost are as follows:
	Pension:			Postretirement:
	2009	2008	2007	2009	2008	2007
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	6.25%	5.80%	N/A	6.00%	6.00%	6.00%
Expected return on plan assets	7.50%	7.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Defined benefit pension plan terminated at
December 31, 2007 and settled in 2008:
Retired members - 1st 20 years	N/A	N/A	5.42%
Retired members - after 20 years	N/A	N/A	4.49%
Active and former members	N/A	4.77%	4.77%
Expected return on plan assets	N/A	2.75%	8.50%
Rate of compensation increase	N/A	0.00%	3.50%

The weighted-average assumptions used to determine benefit obligations as of December 31, 2009 and 2008 are as follows:
	Pension:		Postretirement:
	2009	2008	2009	2008
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	5.50%	6.25%	6.00%	6.00%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
	Benefits	Benefits
2010	$20	$122
2011	18	122
2012	18	114
2013	18	118
2014	200	120
2015-2019	1,190	697

At this time, the Corporation cannot estimate the amount it will contribute to the defined benefit pension plan in 2010.

The expected return on pension plan (Citizens Trust Company Retirement Plan) assets is a significant assumption used in the calculation of net periodic benefit cost.  This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The pension plan weighted-average asset allocations at December 31, 2009 and 2008 are as follows:

	2009	2008
Cash and cash equivalents	1%	18%
Mutual funds invested primarily in debt securities	37%	32%
Mutual funds invested primarily in equity securities	62%	50%

Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the Citizens Trust Company Retirement Plan (pension plan) assets.  The targeted asset allocation for the pension plan is 60% equity securities, 38% debt securities and 2% cash.  This targeted asset allocation reflects an attempt to generate a long-term average rate of return necessary to meet the projected benefit obligation, and considers the need for ongoing liquidity necessary to fund benefit payments.  Most of the Plan’s securities are mutual funds, including mutual funds principally invested in debt securities as well as mutual funds invested in a diversified mix of large capitalization U.S. stocks, as well as mid-cap and foreign stocks.  The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $573,000 in 2009, $574,000 in 2008 and $514,000 in 2007.

The Corporation has an Employee Stock Ownership Plan (ESOP).  Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants.  These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP.  The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years.  As of December 31, 2009 and 2008, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings.  All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted.  The ESOP held 293,872 shares of Corporation stock at December 31, 2009 and 272,499 shares at December 31, 2008, all of which had been allocated to Plan participants.  The Corporation’s contributions to the ESOP totaled $247,000 in 2009, $457,000 in 2008 and $266,000 in 2007.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to expense for officers’ supplemental deferred compensation were $107,000 in 2009, $97,000 in 2008 and $68,000 in 2007.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan.  Prior to issuance of preferred stock under the Troubled Asset Relief Program Capital Purchase Program (“TARP”), which occurred January 16, 2009, awards could be made to any participant in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock.  As a TARP participant, awards to Senior Executive Officers (“SEOs”), as defined in the implementing regulations, are limited to shares of restricted stock, subject to limitations, and no awards may be made to the SEOs of Incentive Stock Options, nonqualified options or stock appreciation rights.  Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years.  In 2000 through 2009, except for 2006 when there were no awards, there were annual awards of Incentive Stock Options and restricted stock.  The Incentive Stock Options granted in 2000 and thereafter have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years.  The restricted stock awards vest ratably over 3 years.  For restricted stock awards granted under the Stock Incentive Plan in 2009 and 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  The Corporation did not meet the ROAE target for the 2009 plan year, and accordingly, the participants did not vest in the applicable shares associated with 2009 and 2008 restricted stock awards.  The Corporation met the ROAE target for the 2008 plan year, and accordingly, in January 2009, the participants vested in 1/3 of the restricted shares awarded in 2008.  There are 461,103 shares are available for issuance under the Stock Incentive Plan as of December 31, 2009.

Also, the Corporation has an Independent Directors Stock Incentive Plan.  This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors.  A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan.  The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant.  The restricted stock awards vest ratably over 3 years.  There are 63,208 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2009.

The Corporation records stock option expense based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2009	2008	2007
Volatility	28%	23%	23%
Expected option lives	9 Years	9 Years	8 Years
Risk-free interest rate	3.15%	4.05%	4.69%
Dividend yield	3.94%	3.74%	3.61%

Management estimated the lives for options based on the Corporation’s average historical experience with both plans.  The Corporation utilized its historical volatility and dividend yield over the immediately prior 9-year period to estimate future levels of volatility and dividend yield for the 2009 and 2008 awards, and over the immediately prior 8-year period for the 2007 awards.  The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

Total stock-based compensation expense is as follows:
(In Thousands)
	2009	2008	2007
Stock options	$273	$209	$156
Restricted stock	13	85	99

Total	$286	$294	$255

A summary of stock option activity is presented below:

	2009		2008		2007

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	261,562	$20.59	221,954	$21.76	197,182	$21.62
Granted	79,162	$19.88	83,257	$17.50	43,385	$22.33
Exercised	(2,035)	$15.26	(17,680)	$15.94	(4,958)	$18.02
Forfeited	(13,881)	$21.22	(9,910)	$23.11	(4,439)	$24.67
Expired	(18,450)	$18.66	(16,059)	$24.26	(9,216)	$22.08
Outstanding, end of year	306,358	$20.53	261,562	$20.59	221,954	$21.76
Options exercisable at year-end	306,358	$20.53	261,562	$20.59	221,954	$21.76
Weighted-average fair value of options granted		$4.21		$3.15		$4.46
Weighted-average fair value of options forfeited		$2.89		$3.35		$3.24

The weighted-average remaining contractual term of outstanding stock options at December 31, 2009 was 6.4 years.  All of the outstanding stock options at December 31, 2009 were at exercise prices higher than the final closing price of the Corporation’s common stock in 2009.  Accordingly, the aggregate intrinsic value of stock options outstanding at December 31, 2009 was $0.  The total intrinsic value of options exercised was $9,000 in 2009, $146,000 in 2008 and $19,000 in 2007.

The following summarizes non-vested stock options and restricted stock activity as of and for the year ended December 31, 2009:
	Stock Options		Restricted	Weighted
		Weighted	Stock	Average
	Weighted	Average		Grant Date
	Average	Fair	Number	Fair
	Number	Value	of Shares	Value
Outstanding, December 31, 2008	0		8,705	$19.69
Granted	79,162	$4.21	3,950	$19.88
Vested	(78,687)	$4.21	(3,619)	$20.12
Forfeited	(475)	$4.21	(333)	$19.74
Outstanding, December 31, 2009	0		8,703	$19.58

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.   As of December 31, 2009, there was $107,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2009.  Based on the fact that all current stock options are out of the money, and considering historical volumes of options exercised, management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2010.

15.  INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset at December 31, 2009 and 2008:

(In Thousands)
	2009	2008
Deferred tax assets:
Unrealized holding losses on securities	$(247)	$(11,899)
Defined benefit plans - ASC 835	(194)	(52)
Net realized losses on securities	(16,052)	(3,014)
Allowance for loan losses	(2,871)	(2,725)
Credit for alternative minimum tax paid	(3,495)	0
Low income housing tax credits	(685)	0
Other deferred tax assets	(1,097)	(1,418)
	(24,641)	(19,108)
Valuation allowance	373	0
Total deferred tax assets	(24,268)	(19,108)
Deferred tax liabilities:
Bank premises and equipment	1,798	2,137
Core deposit intangibles	175	302
Other deferred tax liabilities	258	280
Total deferred tax liabilities	2,231	2,719
Deferred tax asset, net	$(22,037)	$(16,389)

The provision for income taxes includes the following (in thousands):
	2009	2008	2007
Currently (refundable) payable	$(4,508)	$4,336	$2,471
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in goodwill or other assets	236	130	193
Deferred	(18,383)	(2,147)	(21)
Total provision	$(22,655)	$2,319	$2,643

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Expected provision	$(21,697)	35.00%	$4,332	35.00%	$4,573	35.00%
Valuation reserve on deferred tax assets	373	(0.60)	0	-	0	-
Tax-exempt interest income	(2,118)	3.42	(1,643)	(13.27)	(1,443)	(11.04)
Nondeductible interest expense	198	(0.32)	182	1.47	182	1.39
Dividends received deduction	(146)	0.24	(206)	(1.66)	(221)	(1.69)
Increase in cash surrender value of life insurance	(175)	0.28	(265)	(2.14)	(252)	(1.93)
Employee stock option compensation	72	(0.12)	63	0.51	44	0.34
Other, net	153	(0.25)	(79)	(0.64)	(161)	(1.23)
Surtax exemption	685	(1.10)	(65)	(0.53)	(79)	(0.60)
Effective income tax provision	$(22,655)	36.55%	$2,319	18.73%	$2,643	20.23%

Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through December 31, 2009.  Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at December 31, 2009 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated in 2007 and 2008.  Realization of the remaining $373,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.

The Corporation has available at December 31, 2009, unused tax credits arising from investments in low income housing and elderly housing projects.  These tax credits may provide future tax benefits and expire as follows:
(In Thousands)
Year of
Expiration	Amount
2024	$10
2025	130
2026	155
2027	130
2028	130
2029	130
Total	$685

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns.  The Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2006.

16.  RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:
(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
13 directors, 6 executive officers 2009	$12,864	$1,983	$(1,771)	$(3,162)	$9,914
14 directors, 6 executive officers 2008	14,225	249	(1,808)	198	12,864
15 directors, 5 executive officers 2007	10,958	353	(2,271)	5,185	14,225

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

Deposits from related parties held by the Corporation amounted to $4,503,000 at December 31, 2009 and $4,639,000 at December 31, 2008.

17. OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amounts represent credit risk at December 31, 2009 and 2008 are as follows:

(In Thousands)	2009	2008
Commitments to extend credit	$157,560	$154,387
Standby letters of credit	31,709	32,536

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Some of the standby letters of credit are collateralized by real estate or other assets, while others are unsecured.  The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable.  The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2009 and 2008.

Standby letters of credit as of December 31, 2009 expire as follows:
(In Thousands)
Year of Expiration	Amount
2010	$24,169
2011	354
2012	525
2013	119
2014	60
Thereafter	6,482
Total	$31,709

18.  CONTINGENCIES

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted.  In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

19.  REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and the Banks’ actual capital amounts and ratios are also presented in the following table:
(Dollars in Thousands)					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$133,311	17.89%	$59,628	³8%	n/a	n/a
C&N Bank	117,320	16.22%	57,869	³8%	$72,337	³10%
First State Bank	4,545	24.73%	1,470	³8%	1,838	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	124,463	16.70%	29,814	³4%	n/a	n/a
C&N Bank	109,112	15.08%	28,935	³4%	43,402	³6%
First State Bank	4,395	23.92%	735	³4%	1,103	³6%
Tier 1 capital to average assets:
Consolidated	124,463	9.86%	50,513	³4%	n/a	n/a
C&N Bank	109,112	9.02%	48,393	³4%	60,491	³5%
First State Bank	4,395	9.33%	1,885	³4%	2,356	³5%

December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$138,571	14.84%	$74,725	³8%	n/a	n/a
C&N Bank	112,985	12.53%	72,126	³8%	$90,158	³10%
First State Bank	4,507	24.00%	1,503	³8%	1,878	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	130,714	13.99%	37,362	³4%	n/a	n/a
C&N Bank	105,301	11.68%	36,063	³4%	54,095	³6%
First State Bank	4,334	23.08%	751	³4%	1,127	³6%
Tier 1 capital to average assets:
Consolidated	130,714	10.12%	51,675	³4%	n/a	n/a
C&N Bank	105,301	8.51%	49,492	³4%	61,866	³5%
First State Bank	4,334	9.75%	1,778	³4%	2,223	³5%
Banking regulators limit the amount of dividends that may be paid by the Banks to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $68,156,000 at December 31, 2009, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from the Banks unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of the Banks’ tangible stockholder’s equity (excluding accumulated other comprehensive income) or $13,018,000 at December 31, 2009.

20. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2009	2008
ASSETS
Cash	$1,826	$69
Investment in subsidiaries:
Citizens & Northern Bank	133,498	94,278
Citizens & Northern Investment Corporation	7,536	19,814
Canisteo Valley Corporation	6,947	7,451
Bucktail Life Insurance Company	2,761	2,626
Other assets	79	23
TOTAL ASSETS	$152,647	$124,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable	$169	$2,147
Other liabilities	68	88
Stockholders' equity	152,410	122,026
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,647	$124,261

CONDENSED INCOME STATEMENT
(In Thousands)	2009	2008	2007
Dividends from Citizens & Northern Bank	$5,414	$8,984	$5,885
Dividends from non-bank subsidiaries	21,439	401	3,417
Other dividend income and security gains	0	0	0
Expenses	(159)	(163)	(121)
Income before equity in undistributed income
of subsidiaries	26,694	9,222	9,181
Equity in undistributed (loss) income of subsidiaries	(66,029)	837	1,243
NET (LOSS) INCOME	$(39,335)	$10,059	$10,424

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,335)	$10,059	$10,424
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Equity in undistributed net income of
subsidiaries	66,029	(837)	(1,243)
Dividend of security from nonbank subsidiary	0	0	(471)
Amortization of restricted stock	0	0	11
(Increase) decrease in other assets	(56)	15	45
(Decrease) Increase in other liabilities	(20)	77	11
Net Cash Provided by Operating Activities	26,618	9,314	8,777

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(67,615)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of US Treasury preferred stock and warrant	26,409	0	0
Issuance of common stock	24,585	0	0
Proceeds from sale of treasury stock	30	220	89
Tax benefit from compensation plans, net	145	18	89
Stock issuance costs	0	0	(4)
Purchase of treasury stock	0	(2,135)	(949)
Dividends paid	(8,415)	(7,678)	(8,248)
Net Cash Provided by (Used) in Financing Activities	42,754	(9,575)	(9,023)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,757	(261)	(246)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	69	330	576
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,826	$69	$330

21. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2009 and 2008:

In Thousands, Except Per Share Data		2009 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$17,571	$17,341	$16,808	$16,256
Interest expense	6,606	6,164	6,016	5,670
Interest margin	10,965	11,177	10,792	10,586
(Credit) provision for loan losses	(173)	93	634	126
Interest margin after provision for loan losses	11,138	11,084	10,158	10,460
Other income	2,766	3,054	3,282	3,567
Net losses on available-for-sale securities	(16,679)	(18,995)	(47,848)	(318)
Other expenses	8,638	9,158	8,277	7,586
(Loss) income before income tax provision	(11,413)	(14,015)	(42,685)	6,123
Income tax (credit) provision	(4,388)	(5,284)	(14,491)	1,508
Net (loss) income	(7,025)	(8,731)	(28,194)	4,615
US Treasury preferred dividends	309	373	373	373
Net (loss) income available to common shareholders	$(7,334)	$(9,104)	$(28,567)	$4,242
Net (loss) income per share – basic	$(0.82)	$(1.01)	$(3.17)	$0.42
Net (loss) income per share – diluted	$(0.82)	$(1.01)	$(3.17)	$0.42

In Thousands, Except Per Share Data		2008 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$18,700	$18,373	$18,575	$18,589
Interest expense	8,656	7,724	7,474	7,195
Interest margin	10,044	10,649	11,101	11,394
Provision (credit) for loan losses	904	(376)	141	240
Interest margin after provision for loan losses	9,140	11,025	10,960	11,154
Other income	3,487	3,155	3,062	3,179
Net losses on available-for-sale securities	(110)	(867)	(4,483)	(3,878)
Other expenses	8,464	8,257	8,736	7,989
Income before income tax provision	4,053	5,056	803	2,466
Income tax provision (credit)	937	1,303	(209)	288
Net income	$3,116	$3,753	$1,012	$2,178
Net income per share – basic	$0.35	$0.42	$0.11	$0.24
Net income per share – diluted	$0.35	$0.42	$0.11	$0.24

22. ISSUANCE OF PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM

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

The Preferred Stock has no maturity date.  The Preferred Stock has a par value of $1,000 per share and a liquidation preference amount of $1,000 per share. The Preferred Stock pays a cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. The dividend is payable quarterly in arrears.  The Treasury may transfer the Preferred Stock to a third party at any time.  The American Recovery and Reinvestment Act of 2009, which became effective in February 2009, included a change to the Program that permits the Corporation to redeem the Preferred Stock, subject to approval of banking regulators, for a price equal to the original issue price plus any accrued but unpaid dividends.

The shares of Preferred Stock are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Stock, (ii) any amendment to the rights of the shares of Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock.  If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect 2 directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.  As of December 31, 2009, no dividends on the preferred stock were in arrears.

Pursuant to participation in the Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the Preferred Stock must be fully paid; and (2) consent of the Treasury is required for any increase over $0.24 per quarter in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the Preferred Stock in whole or the Treasury has transferred all of the Preferred Stock to third parties.  Also, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the Preferred Stock in whole or the Treasury has transferred all of the Preferred Stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.

The Warrant is exercisable and has a term of 10 years.  The number of common shares that could be acquired upon exercise was based on 15% of the total proceeds, with the exercise price determined using the average market price of the Corporation’s common stock for the 20 trading days immediately prior to issuance.  Treasury has agreed that it will not vote any of the shares of common stock that it acquires upon exercise of the Warrant. However, as of January 1, 2010, there are no restrictions on transfer of the Warrant, and the Treasury’s commitment not to vote any shares of common stock acquired upon exercise of the warrant does not apply to any other person who acquires from Treasury any portion of the Warrant, or the shares of common stock underlying the Warrant.

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity.  Proceeds from the transaction, net of direct issuance costs of $31,000, have been allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance.  The fair value of the Preferred Stock was estimated using a discount rate of 10%, which was based on dividend rates on recent preferred stock and other capital issuances by banking companies as of the date of the transaction.  The estimated term used for the Preferred Stock was 5 years.  The fair value of the Warrant was estimated to be $3.51 per common share that could be acquired upon exercise, determined using the Black-Scholes-Merton option model.  The key assumptions used in calculating the estimated fair value of the Warrant were as follows: exercise price of $20.36; fair value of the Corporation’s common stock at the date of grant of $18.78; expected term 5 years; volatility 33%; dividend yield 3.97%; and risk-free interest rate 1.89% .  The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000.  As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000.  In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%.  In 2009, total dividends on Preferred Stock of $1,428,000, which has been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Earnings, included quarterly dividends paid of $1,098,000, dividends accrued based on the stated value of $169,000 and accretion of the discount on Preferred Stock of $161,000.

23. SUBSEQUENT EVENTS
The Corporation has evaluated and disclosed all material subsequent events that provide additional evidence about conditions that existed as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Citizens & Northern Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Corporation changed its method of recognizing other-than-temporary impairment on debt securities in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Williamsport, Pennsylvania
March 1, 2010

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

The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and based on such criteria, we believe that, as of December 31, 2009, the Corporation’s internal control over financial reporting was effective.

ParenteBeard, LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2009.  That report appears below.

March 1, 2010	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

March 1, 2010	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Citizens & Northern Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation, and our report dated March 1, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Williamsport, Pennsylvania
March 1, 2010

ITEM 9B.  OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2009 that was not disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Corporation’s and C&N Bank’s Executive Officers,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Committees, Leadership and Attendance,”“Director Compensation,”  and “Stockholder Proposals” of the Corporation’s proxy statement dated March 10, 2010 for the annual meeting of stockholders to be held on April 20, 2010.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors.  (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-end,” “Options Exercised and Stock Vested,” “Pension Plans,” “401(k) Savings Plan,” “Employer Stock Ownership Plan (“ESOP”),”  and “Change in Control Agreements” of the Corporation’s proxy statement dated March 10, 2010 for the annual meeting of stockholders to be held on April 20, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Security Ownership of Management” of the Corporation’s proxy statement dated March 10, 2010 for the annual meeting of stockholders to be held on April 20, 2010.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 16 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K.  Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions," “Proposal 1 – Election of Directors” and “Board of Directors Committees, Leadership Structure and Attendance” of the Corporation's proxy statement dated March 10, 2010 for the annual meeting of stockholders to be held on April 20, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditors, ParenteBeard LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Audit Committee” of the Corporation’s proxy statement dated March 10, 2010 for the annual meeting of stockholders to be held on April 20, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:
Page

Report of Independent Registered Public Accounting Firm	86

Financial Statements:
Consolidated Balance Sheet - December 31, 2009 and 2008	41
Consolidated Statement of Income - Years Ended
December 31, 2009, 2008 and 2007	42
Consolidated Statement of Changes in Stockholders' Equity -
Years Ended December 31, 2009, 2008 and 2007	43 -44
Consolidated Statement of Cash Flows - Years Ended
December 31, 2009, 2008 and 2007	45 - 46
Notes to Consolidated Financial Statements	47 - 85

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the
Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of security holders,
including indentures
4.1 Certificate of Designation establishing the Series A	Incorporated by reference to Exhibit 3.1 of the
Preferred Stock	Corporation's Form 8-K filed September 21, 2009

4.2 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of the
Corporation's Form 8-K filed January 22, 2009

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Letter agreement dated January 16, 2009 with the U.S.	Incorporated by reference to Exhibit 10.1 of the
Department of the Treasury, including Securities Purchase	Corporation's Form 8-K filed January 22, 2009
Agreement - Standard Terms

10.2 Form of waiver required for senior executive officers in	Incorporated by reference to Exhibit 10.2 of the
connection with sale of preferred stock under the Capital	Corporation's Form 8-K filed January 22, 2009
Purchase Program

10.3 Form of Stock Option and Restricted Stock agreement	Incorporated by reference to Exhibit 10.1 of
dated January 3, 2008 between the Corporation and its	the Corporation's Form 10-Q filed on
independent directors pursuant to the Citizens & Northern	May 6, 2008
Corporation Independent Directors Stock Incentive Plan

10.4 Form of Stock Option agreement dated January 3, 2008	Incorporated by reference to Exhibit 10.2 of
between the Corporation and certain officers pursuant	the Corporation's Form 10-Q filed on
to the Citizens & Northern Corporation Stock Incentive Plan	May 6, 2008

10.5 Form of Restricted Stock agreement dated January 3,	Incorporated by reference to Exhibit 10.3 of
2008 between the Corporation and certain officers pursuant	the Corporation's Form 10-Q filed on
to the Citizens & Northern Corporation Stock Incentive Plan	May 6, 2008

10.6 Employment agreement dated December 30, 2002	Incorporated by reference to Exhibit 10.3
between Citizens Bancorp, Inc. and Charles H. Updegraff, Jr.	filed with the Corporation's Form 10-K
(assumed by the Corporation in the merger between the	on February 29, 2008
Corporation and Citizens Bancorp, Inc. effective May 1, 2007)

10.7 Form of Indemnification Agreements dated May 2004	Incorporated by reference to Exhibit 10.1
between the Corporation and the Directors and certain officers	filed with the Corporation's Form 10-K
on March 11, 2005

10.8 Change in Control Agreement dated March 1, 2010	Incorporated by reference to Exhibit 10.1 filed
between the Corporation and Charles H. Updegraff, Jr.	with the Corporation’s Form 8-K on March 1, 2010

10.9 Change in Control Agreement dated April 15, 2008	Incorporated by reference to Exhibit 10.9
between the Corporation and George M. Raup	filed with the Corporation's Form 10-K
on March 6, 2009

10.10 Change in Control Agreement dated July 21, 2005	Incorporated by reference to Exhibit 10.1
between the Corporation and Harold F. Hoose, III	filed with the Corporation's Form 10-K
on March 3, 2006

10.11 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Thomas L. Rudy, Jr.	filed with the Corporation's Form 10-K
on March 11, 2005

10.12 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Mark A. Hughes	filed with the Corporation's Form 10-K
on March 10, 2004

10.13 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.4
between the Corporation and Deborah E. Scott	filed with the Corporation's Form 10-K
on March 10, 2004

10.14 Third Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.15 Second Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.5
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.16 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.6
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.17 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7
filed with the Corporation's Form 10-K
on March 10, 2004

10.18 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit B to
Independent Directors Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.19 Citizens & Northern Corporation Independent Directors	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 19, 2001 for the annual
meeting of stockholders held on
April 17, 2001.

10.20 Citizens & Northern Corporation Supplemental Executive	Incorporated by reference to Exhibit 10.21
Retirement Plan (as amended and restated)	filed with the Corporation's Form 10-K
on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 4
to the Consolidated Financial Statements,
which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or	Not applicable
quarterly report to security holders

14. Code of ethics	The Code of Ethics is available through the
Corporation's website at www.cnbankpa.com.
To access the Code of Ethics, click on
"Shareholder News," followed by "Corporate
Governance Policies" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to	Not applicable
vote of security holders

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for
asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing
criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to	Filed herewith
shareholders with proxy statement and Form 10-K on
March 12, 2010

100. XBRL-related documents	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By:	/s/ Charles H. Updegraff, Jr.
President and Chief Executive Officer

Date: March 1, 2010

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS
/s/	Dennis F. Beardslee	/s/	Raymond R. Mattie
	Dennis F. Beardslee		Raymond R. Mattie
	Date: March 1, 2010		Date: March 1, 2010

/s/	Jan E. Fisher	/s/	Edward H. Owlett, III
	Jan E. Fisher		Edward H. Owlett, III
	Date: March 1, 2010		Date: March 1, 2010

/s/	R. Bruce Haner	/s/	Leonard Simpson
	R. Bruce Haner		Leonard Simpson
	Date: March 1, 2010		Date: March 1, 2010

/s/	Susan E. Hartley	/s/	James E. Towner
	Susan E. Hartley		James E. Towner
	Date: March 1, 2010		Date: March 1, 2010

/s/	Leo F. Lambert	/s/	Ann M. Tyler
	Leo F. Lambert		Ann M. Tyler
	Date: March 1, 2010		Date: March 1, 2010

/s/	Edward L. Learn	/s/	Charles H. Updegraff, Jr.
	Edward L. Learn		Charles H. Updegraff, Jr.
	Date: March 1, 2010		Date: March 1, 2010