Form 10-Q
period 2010-03-31
CITIZENS & NORTHERN CORP
filed 2010-05-07
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934
For the quarterly period ended March 31, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)	12,120,024 Shares Outstanding on May 4, 2010

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - March 31, 2010 and
December 31, 2009	Page 3

Consolidated Statement of Operations - Three Months Ended
March 31, 2010 and 2009	Page 4

Consolidated Statement of Cash Flows - Three Months
Ended March 31, 2010 and 2009	Page 5

Consolidated Statement of Changes in Stockholders’ Equity-
Three Months Ended March 31, 2010 and 2009	Page 6

Notes to Consolidated Financial Statements	Pages 7 through 22

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	Pages 23 through 41

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	Pages 41 through 44

Item 4. Controls and Procedures	Page 44

Part II. Other Information	Pages 45 through 48

Signatures	Page 49

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer	Page 50

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer	Page 51

Exhibit 32. Section 1350 Certifications	Page 52

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART 1 - FINANCIAL INFORMATION	March 31,	December 31,
ITEM 1. FINANCIAL STATEMENTS	2010	2009
Consolidated Balance Sheet (In Thousands Except Share Data)	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$16,474	$18,247
Interest-bearing	60,700	73,818
Total cash and cash equivalents	77,174	92,065
Trading securities	0	1,045
Available-for-sale securities	436,297	396,288
Held-to-maturity securities	0	300
Loans, net	711,996	713,338
Bank-owned life insurance	22,910	22,798
Accrued interest receivable	5,627	5,613
Bank premises and equipment, net	23,872	24,316
Foreclosed assets held for sale	669	873
Deferred tax asset, net	21,957	22,037
Intangible asset - Core deposit intangibles	458	502
Intangible asset - Goodwill	11,942	11,942
Other assets	34,409	30,678
TOTAL ASSETS	$1,347,311	$1,321,795

LIABILITIES
Deposits:
Noninterest-bearing	$150,130	$137,470
Interest-bearing	802,341	789,319
Total deposits	952,471	926,789
Dividends payable	169	169
Short-term borrowings	36,443	39,229
Long-term borrowings	196,032	196,242
Accrued interest and other liabilities	6,712	6,956
TOTAL LIABILITIES	1,191,827	1,169,385

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; 26,440 shares issued at March 31, 2010 and
December 31, 2009	25,791	25,749
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2010 and
2009; issued 12,374,481 at March 31, 2010 and December 31, 2009	12,374	12,374
Paid-in capital	66,772	66,833
Retained earnings	56,123	53,027
Unamortized stock compensation	(179)	(107)
Treasury stock, at cost; 254,457 shares at March 31, 2010
and 262,780 shares at December 31, 2009	(4,429)	(4,575)
Sub-total	156,452	153,301
Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities (including an unrealized gain of $1 at March 31, 2010 and an unrealized loss of $100 at December 31, 2009 for which a portion of an other-than-temporary impairment loss has been recognized in earnings)	(718)	(522)
Defined benefit plans	(250)	(369)
Total accumulated other comprehensive loss	(968)	(891)
TOTAL STOCKHOLDERS' EQUITY	155,484	152,410
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,347,311	$1,321,795

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands, Except Per Share Data) (Unaudited)	3 Months Ended
	March 31,	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$10,950	$11,357
Interest on balances with depository institutions	38	1
Interest on loans to political subdivisions	398	393
Interest on federal funds sold	0	8
Interest on trading securities	1	23
Income from available-for-sale and held-to-maturity securities:
Taxable	3,085	4,654
Tax-exempt	1,181	936
Dividends	80	199
Total interest and dividend income	15,733	17,571
INTEREST EXPENSE
Interest on deposits	3,157	3,981
Interest on short-term borrowings	100	170
Interest on long-term borrowings	2,003	2,455
Total interest expense	5,260	6,606
Net interest margin	10,473	10,965
Provision (credit) for loan losses	207	(173)
Net interest margin after provision (credit) for loan losses	10,266	11,138
OTHER INCOME
Service charges on deposit accounts	1,093	1,047
Service charges and fees	193	190
Trust and financial management revenue	899	769
Insurance commissions, fees and premiums	60	81
Increase in cash surrender value of life insurance	112	151
Other operating income	1,088	528
Sub-total	3,445	2,766
Total other-than-temporary impairment losses on available-for-sale securities	(381)	(24,981)
Portion of (gain) loss recognized in other comprehensive (loss) income (before taxes)	(50)	8,301
Net impairment losses recognized in earnings	(431)	(16,680)
Realized gains on available-for-sale securities, net	489	1
Net realized gains (losses) on available-for-sale securities	58	(16,679)
Total other income (loss)	3,503	(13,913)
OTHER EXPENSES
Salaries and wages	3,078	3,341
Pensions and other employee benefits	939	1,244
Occupancy expense, net	699	742
FDIC Assessments	404	302
Furniture and equipment expense	568	674
Pennsylvania shares tax	305	318
Other operating expense	1,901	2,017
Total other expenses	7,894	8,638
Income (loss) before income tax provision (credit)	5,875	(11,413)
Income tax provision (credit)	1,437	(4,388)
Net income (loss)	4,438	(7,025)
U.S. Treasury preferred dividends	373	309
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,065	($7,334)
NET INCOME (LOSS) PER SHARE - BASIC	$0.34	$(0.82)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.34	$(0.82)
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands) (Unaudited)	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,438	($7,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan losses	207	(173)
Realized (gains) losses on available-for-sale securities, net	(58)	16,679
Loss (gain) on sale of foreclosed assets, net	38	(1)
Depreciation expense	612	713
(Gain) loss on disposition of premises and equipment	(430)	10
Accretion and amortization on securities, net	609	(50)
Accretion and amortization on loans, deposits and borrowings, net	(76)	(81)
Increase in cash surrender value of life insurance	(112)	(151)
Stock-based compensation	13	190
Amortization of core deposit intangibles	44	80
Deferred income taxes	128	(5,615)
Origination of mortgage loans for sale	(5,606)	(2,638)
Proceeds from sales of mortgage loans	5,652	2,098
Net decrease (increase) in trading securities	1,045	(379)
Increase in accrued interest receivable and other assets	(164)	(1,050)
Decrease in accrued interest payable and other liabilities	(32)	(950)
Net Cash Provided by Operating Activities	6,308	1,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	300	1
Proceeds from sales of available-for-sale securities	9,140	6,430
Proceeds from calls and maturities of available-for-sale securities	44,617	14,224
Purchase of available-for-sale securities	(97,858)	(31,369)
Purchase of Federal Home Loan Bank of Pittsburgh stock	0	(4)
Net decrease in loans	1,054	12,126
Purchase of premises and equipment	(228)	(368)
Return of principal on limited liability entity investments	13	13
Proceeds from disposition of premises and equipment	100	0
Proceeds from sale of foreclosed assets	221	187
Net Cash (Used in) Provided by Investing Activities	(42,641)	1,240
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	25,677	9,913
Net (decrease) in short-term borrowings	(2,786)	(6,778)
Repayments of long-term borrowings	(149)	(415)
Issuance of US Treasury preferred stock and warrant	0	26,409
Sale of treasury stock	0	13
Tax benefit from compensation plans	0	92
US Treasury preferred dividends paid	(331)	(106)
Common dividends paid	(969)	(1,803)
Net Cash Provided by Financing Activities	21,442	27,325
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,891)	30,222
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	92,065	24,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,174	$54,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$55	$945
Interest paid	$5,340	$6,503
Income taxes paid	$28	$0

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009
(In Thousands Except Per Share Data)					Accum. Other	Unamortized
(Unaudited)	Preferred	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Stock	Capital	Earnings	Loss	Compensation	Stock	Total
Three Months Ended March 31, 2010:
Balance, December 31, 2009	$25,749	$12,374	$66,833	$53,027	($891)	($107)	($4,575)	$152,410
Comprehensive income:
Net income				4,438				4,438
Unrealized loss on securities, net
of reclassification and tax					(196)			(196)
Other comprehensive income related
to defined benefit plans					119			119
Total comprehensive income								4,361
Accretion of discount associated with
U.S. Treasury preferred stock	42			(42)				0
Cash dividends on U.S. Treasury
preferred stock				(331)				(331)
Cash dividends declared on common
stock, $.08 per share				(969)				(969)
Restricted stock granted			(59)			(100)	159	0
Forfeiture of restricted stock			(2)			15	(13)	0
Stock-based compensation expense						13		13
Balance, March 31, 2010	$25,791	$12,374	$66,772	$56,123	($968)	($179)	($4,429)	$155,484
Three Months Ended March 31, 2009:
Balance, December 31, 2008	$0	$9,284	$44,308	$97,757	($23,214)	($48)	($6,061)	$122,026
Comprehensive loss:
Net loss				(7,025)				(7,025)
Unrealized gain on securities, net
of reclassification and tax					1,682			1,682
Other comprehensive loss related to
defined benefit plans					(159)			(159)
Total comprehensive loss								(5,502)
Reclassify non-credit portion of other-
than-temporary impairment losses
recognized in prior period				2,378	(2,378)			0
Issuance of U.S. Treasury
preferred stock	25,588		821					26,409
Accretion of discount associated with
U.S. Treasury preferred stock	34			(34)				0
Cash dividends on U.S. Treasury
preferred stock				(275)				(275)
Cash dividends declared on common
stock, $.24 per share				(2,148)				(2,148)
Common shares issued for dividend
reinvestment plan			(11)				352	341
Common shares issued from treasury
related to exercise of stock options			(3)				16	13
Restricted stock granted			10			(79)	69	0
Forfeiture of restricted stock			(1)			3	(2)	0
Stock-based compensation expense			170			20		190
Tax benefit from employee benefit plan				92				92
Balance, March 31, 2009	$25,622	$9,284	$45,294	$90,745	($24,069)	($104)	($5,626)	$141,146
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2009, is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders’ equity for the interim periods.  Certain 2009 information has been reclassified for consistency with the 2010 presentation.

Results reported for the three months ended March 31, 2010 might not be indicative of the results for the year ending December 31, 2010.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2. PER COMMON SHARE DATA

Basic net income (loss) per average common share represents income (loss) available to common shareholders divided by the weighted-average number of shares of common stock outstanding.  For both the three months ended March 31, 2010 and 2009, outstanding stock options and the warrant (issued in January 2009) are anti-dilutive, and are therefore excluded in determining diluted loss per common share.

		Weighted-	Earnings
		Average	(Loss)
	Net	Common	Per
	Income	Shares	Share
Quarter Ended March 31, 2010

Earnings per common share – basic and diluted	$4,065,000	12,113,584	$0.34

Quarter Ended March 31, 2009

Loss per common share – basic and diluted	($7,334,000)	8,956,076	($0.82)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive income (loss), and the related tax effects, are as follows:
(In Thousands)	3 Months Ended
	March 31,
	2010	2009
Net income (loss)	$4,438	($7,025)

Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	(247)	(14,130)
Reclassification adjustment for (gains) losses realized in income	(58)	16,679
Other comprehensive (loss) gain before income tax	(305)	2,549
Income tax related to other comprehensive (loss) gain	(109)	867
Other comprehensive (loss) gain on available-for-sale securities	(196)	1,682

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in
accumulated other comprehensive income (loss)	166	(253)
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	14	12
Other comprehensive gain (loss) before income tax	180	(241)
Income tax related to other comprehensive gain (loss)	61	(82)
Other comprehensive gain (loss) on unfunded retirement obligations	119	(159)

Net other comprehensive (loss) gain	(77)	1,523

Total comprehensive income (loss)	$4,361	($5,502)

In the three-month period ended March 31, 2010, the Corporation recognized other comprehensive gain of $50,000 before income tax ($33,000 after income tax) related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings. In the three-month period March 31, 2009, the Corporation recognized other comprehensive loss of $8,301,000 before income tax ($5,479,000 after income tax) related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.

4. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Level 3 – Fair value is based on significant unobservable inputs.  Examples of valuation methodologies that would result in Level 3 classification include option pricing models, discounted cash flows and other similar techniques.

At March 31, 2010 and December 31, 2009, assets measured at fair value on a recurring basis and the valuation methods used are as follows:
		March 31, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$63,808	$0	$63,808
Obligations of states and political subdivisions	314	103,951	0	104,265
Mortgage-backed securities	17,085	156,656	0	173,741
Collateralized mortgage obligations:
Issued by U.S. Government agencies	6,005	53,742	0	59,747
Private label	0	13,558	0	13,558
Corporate bonds	0	1,040	0	1,040
Trust preferred securities issued by individual institutions	0	5,197	480	5,677
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,064	8,064
Pooled trust preferred securities - mezzanine tranches	0	0	8	8
Other collateralized debt obligations	0	690	0	690
Total debt securities	23,404	398,642	8,552	430,598
Marketable equity securities	5,699	0	0	5,699
Total available-for-sale securities	$29,103	$398,642	$8,552	$436,297

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2009
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$13,512	$35,481	$0	$48,993
Obligations of states and political subdivisions	0	104,990	0	104,990
Mortgage-backed securities	5,212	151,166	0	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	5,095	42,613	0	47,708
Private label	0	15,494	0	15,494
Corporate bonds	0	1,041	0	1,041
Trust preferred securities issued by individual institutions	0	5,218	800	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	8,199
Pooled trust preferred securities - mezzanine tranches	0	0	115	115
Other collateralized debt obligations	0	690	0	690
Total debt securities	23,819	356,693	9,114	389,626
Marketable equity securities	6,662	0	0	6,662
Total available-for-sale securities	30,481	356,693	9,114	396,288

TRADING SECURITIES,
Obligations of states and political subdivisions	0	1,045	0	1,045

Total	$30,481	$357,738	$9,114	$397,333

Management determined there have been few trades of pooled trust-preferred securities since the first half of 2008, except for a limited number of transactions that have taken place as a result of bankruptcies, forced liquidations or similar circumstances.  Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs.  Accordingly, in the third quarter of 2008, the Corporation changed its method of valuing pooled trust-preferred securities from a Level 2 methodology that had been used in prior periods, based on price quotes received from pricing services, to a Level 3 methodology, using discounted cash flows.

At March 31, 2010, management calculated the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management used the cash flow estimates for each security determined using the process described in Note 5 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI).  Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  In establishing the discount rates, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates  over corresponding risk-free rates  in 2010; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amounts calculated by management.

In the fourth quarter 2009, the Corporation transferred a trust preferred security issued by a financial institution (The South Financial Group, Inc.) to Level 3 from Level 2.  This security was transferred to Level 3 because management had been trying to sell the security since October 2009, but had not been able to obtain a bid from a potential buyer nor otherwise been able to find a price quote.  In April 2010, management received an offer to purchase a portion of the Corporation’s holding and agreed to sell a portion of the security held.  Management has valued the security at March 31, 2010 based on the price from the April 2010 sale.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for assets measured at fair value based on significant unobservable information:
	3 Months Ended March 31
	2010	2009
	(Current)	(Prior Year)
Balance, beginning of period	$9,114	$58,914
Purchases, issuances and settlements	(178)	113
Realized losses, net	0	(335)
Unrealized losses included in earnings	(421)	(11,105)
Unrealized gains included in other comprehensive income	37	2,246
Balance, end of period	$8,552	$49,833

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 5, and are included in net impairment losses recognized in earnings in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans and foreclosed real estate assets held for sale.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at March 31, 2010 and December 31, 2009 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $1,551,000 at March 31, 2010 and $1,564,000 at December 31, 2009.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $669,000 at March 31, 2010 and $873,000 at December 31, 2009.

Certain of the Corporation’s financial instruments are not measured at fair value in the consolidated financial statements.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. When possible, fair value is determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Therefore, the aggregate fair value amounts presented may not represent the underlying fair value of the Corporation.

The Corporation used the following methods and assumptions in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS - The carrying amounts of cash and short-term instruments approximate fair values.

SECURITIES - Fair values for securities, excluding restricted equity securities, are based on quoted market prices or other methods as described above. The carrying value of restricted equity securities approximates fair value based on applicable redemption provisions.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2010 and December 31, 2009. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$77,174	$77,174	$92,065	$92,065
Trading securities	0	0	1,045	1,045
Available-for-sale securities	436,297	436,297	396,288	396,288
Held-to-maturity securities	0	0	300	302
Restricted equity securities	8,970	8,970	8,970	8,970
Loans, net	711,996	717,770	713,338	719,689
Accrued interest receivable	5,627	5,627	5,613	5,613

Financial liabilities:
Deposits	952,471	960,051	926,789	935,380
Short-term borrowings	36,443	36,032	39,229	38,970
Long-term borrowings	196,032	216,272	196,242	218,767
Accrued interest payable	657	657	681	681

5. SECURITIES

Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2010 and December 31, 2009 are summarized as follows:
		March 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$63,757	$186	($135)	$63,808
Obligations of states and political subdivisions	108,439	1,383	(5,557)	104,265
Mortgage-backed securities	168,644	5,356	(259)	173,741
Collateralized mortgage obligations:
Issued by U.S. Government agencies	58,703	1,145	(101)	59,747
Private label	13,524	46	(12)	13,558
Corporate bonds	1,000	40	0	1,040
Trust preferred securities issued by individual institutions	6,724	0	(1,047)	5,677
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,363	0	(3,299)	8,064
Pooled trust preferred securities - mezzanine tranches	7	1	0	8
Other collateralized debt obligations	690	0	0	690
Total debt securities	432,851	8,157	(10,410)	430,598
Marketable equity securities	4,521	1,178	0	5,699
Total	$437,372	$9,335	($10,410)	$436,297

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$48,949	$131	($87)	$48,993
Obligations of states and political subdivisions	109,109	1,487	(5,606)	104,990
Mortgage-backed securities	150,700	5,700	(22)	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	47,083	898	(273)	47,708
Private label	15,465	50	(21)	15,494
Corporate bonds	1,000	41	0	1,041
Trust preferred securities issued by individual institutions	7,043	0	(1,025)	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,383	0	(3,184)	8,199
Pooled trust preferred securities - mezzanine tranches	266	0	(151)	115
Other collateralized debt obligations	690	0	0	690
Total debt securities	391,688	8,307	(10,369)	389,626
Marketable equity securities	5,367	1,295	0	6,662
Total	$397,055	$9,602	($10,369)	$396,288

HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$300	$2	$0	$302

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

March 31, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$25,964	($135)	$0	$0	$25,964	($135)
Obligations of states and political subdivisions	19,972	(453)	36,129	(5,104)	56,101	(5,557)
Mortgage-backed securities	26,172	(259)	0	0	26,172	(259)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	9,891	(101)	0	0	9,891	(101)
Private label	0	0	2,188	(12)	2,188	(12)
Trust preferred securities issued by individual institutions	0	0	5,197	(1,047)	5,197	(1,047)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,063	(3,299)	8,063	(3,299)
Total temporarily impaired available-for-sale
securities	$81,999	($948)	$51,577	($9,462)	$133,576	($10,410)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2009	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$17,796	($87)	$0	$0	$17,796	($87)
Obligations of states and political subdivisions	19,001	(422)	36,939	(5,184)	55,940	(5,606)
Mortgage-backed securities	3,544	(21)	20	(1)	3,564	(22)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	18,229	(273)	0	0	18,229	(273)
Private label	0	0	3,219	(21)	3,219	(21)
Trust preferred securities issued by individual institutions	0	0	5,218	(1,025)	5,218	(1,025)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	(3,184)	8,199	(3,184)
Pooled trust preferred securities - mezzanine tranches	0	0	115	(151)	115	(151)
Total temporarily impaired available-for-sale
Securities	$58,570	($803)	$53,710	($9,566)	$112,280	($10,369)

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

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2010	2009
Trust preferred securities issued by individual institutions	($320)	$0
Pooled trust preferred securities - mezzanine tranches	(101)	(11,105)
Marketable equity securities (bank stocks)	(10)	(5,575)
Net impairment losses recognized in earnings	($431)	($16,680)

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2010 is provided below.

Debt Securities

At March 31, 2010, management performed an assessment for possible OTTI of the Corporation’s investments in U.S. Government agency bonds and mortgage-backed securities, obligations of state and political subdivisions (municipal bonds), collateralized mortgage obligations (CMOs) and trust preferred securities issued by individual issuers (banking companies) on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  In the fourth quarter 2009, a rating agency removed its investment grade ratings on some of the municipal bonds.  At March 31, 2010, the total amortized cost basis of municipal bonds for which the external rating was removed totaled $25,264,000, with an aggregate unrealized loss of $2,797,000.  The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios.  However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Except as reflected in the table above and described below, based on the results of the assessment, management believes impairment of these debt securities, including the municipal bonds with no external ratings, at March 31, 2010 to be temporary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides information related to trust preferred securities issued by individual institutions as of March 31, 2010:
(In Thousands)						Moody's/
					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings

Astoria Capital Trust I	Astoria Financial Corporation	$5,244	$4,352	($892)	$0	Baa3/BB-/BB-

Carolina First Mortgage Loan Trust	The South Financial Group, Inc.	480	480	0	(3,529)	NR

Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	845	(155)	0	NR

Total		$6,724	$5,677	($1,047)	($3,529)

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.  In 2009, the Corporation recorded OTTI of $3,209,000 on the Carolina First Mortgage Loan Trust security, and in 2010, The South Financial Group, Inc. deferred on payments on the security.  In April 2010, the Corporation sold half of its investment in the security, and in the first quarter 2010 recorded OTTI of $320,000 to further write down amortized cost based on the selling price of the April transaction.

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

As of each quarter-end in 2009 and as of March 31, 2010, management evaluated pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers.  In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service.  Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable-rate pooled trust-preferred securities) based on the applicable forward curve.

In the third quarter 2009, management made significant changes in assumptions regarding future deferrals and defaults, in comparison to assumptions used in the previous four quarters’ analyses.  These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters.  Management selected several of the trust preferred offerings in which the Corporation holds securities, and analyzed the change in deferral or default status, and the change in financial strength rating from the national ratings service used in its quarterly analyses, over the period starting in the third quarter 2008 (which was the first quarter in which the Corporation performed the detailed cash flow analysis for each security) through the second quarter 2009.  Management believes the results of its analysis of the securities selected to be similar to the results that would be produced in an analysis of all of the Corporation’s pooled trust-preferred securities.  The analysis demonstrated that significant credit deterioration had occurred over the previous four quarterly periods, as evidenced in the data by average higher deferrals and defaults, and lower financial strength ratings.  In determining how to apply the results of this analysis, management made two critical assumptions: (1) the deteriorating trend will continue at approximately the same rate over the next four quarters, and (2) every issuer (bank) that would be assumed to defer payment within the next four quarters, based on the trend reflected in the data, would eventually default with no recovery.  At March 31, 2010, management’s assumptions regarding future deferrals and defaults were consistent with the revisions established in the third quarter 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

As of March 31, 2010, the Corporation’s investment in a senior tranche security (the senior tranche of MM Caps Funding I, Ltd., for which the Corporation also owns an investment in the mezzanine tranche security) has an investment grade rating.  The senior tranche security, with an amortized cost of $11,363,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of March 31, 2010.

As shown in the table above, the Corporation’s total credit losses from mezzanine pooled trust-preferred securities amounted to $101,000 in the first quarter 2010 and $11,105,000 in the first quarter 2009.  For the year ended December 31, 2009, credit losses from pooled trust-preferred securities totaled $73,674,000.  The Corporation sold several mezzanine pooled trust-preferred securities in the fourth quarter 2009, and recorded a realized gain of $153,000 from the sales, determined based on the excess of the aggregate sale proceeds over the amortized cost bases of the securities, as adjusted for credit losses that had been previously realized.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of March 31, 2010:

(In Thousands)				Credit Losses in
				3 Months
				Ended	Cumulative
	Amortized	Fair	Unrealized	March 31,	Credit
Description	Cost	Value	Gain	2010	Losses
MMCAPS Funding I, Ltd.	$7	$8	$1	$0	($5,831)
U.S. Capital Funding II, Ltd. (B-1)	0	0	0	(40)	(1,991)
U.S. Capital Funding II, Ltd. (B-2)	0	0	0	(61)	(2,973)
ALESCO Preferred Funding VI, Ltd.	0	0	0	0	(2,018)
ALESCO Preferred Funding IX, Ltd.	0	0	0	0	(2,988)
Preferred Term Securities XVIII, Ltd.	0	0	0	0	(7,293)
Preferred Term Securities XXI, Ltd.	0	0	0	0	(1,502)
Preferred Term Securities XXIII, Ltd. (C-1)	0	0	0	0	(3,466)
Preferred Term Securities XXIII, Ltd. (D-1)	0	0	0	0	(5,024)
Tropic CDO III, Ltd.	0	0	0	0	(6,970)
Total	$7	$8	$1	($101)	($40,056)

The table that follows provides additional information related to the senior tranche and mezzanine tranche pooled trust-preferred securities that had not been completely written off prior to the first quarter 2010:

				Expected
			Actual	Additional
			Deferrals	Net Deferrals
			and	and	Excess
	Number	Moody's/	Defaults	Defaults	Subordination
	of Banks	Fitch	as % of	as % of	as % of
	Currently	Credit	Outstanding	Performing	Performing
Description	Performing	Ratings (1)	Collateral	Collateral	Collateral
MMCAPS Funding I, Ltd. - Senior Tranche	22	A3/A (2)	17.2%	46.8%	28.2%
MMCAPS Funding I, Ltd. - Mezzanine	22	Ca/C	17.2%	46.8%	-7.4%
U.S. Capital Funding II, Ltd. (B-1)	44	Ca/C	16.1%	52.6%	-10.2%
U.S. Capital Funding II, Ltd. (B-2)	44	Ca/C	16.1%	52.6%	-10.2%

(1)	The table above presents ratings information as of March 31, 2010.
(2) Fitch has placed the Senior Tranche security on Negative Watch.

In the table above, “Excess Subordination as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows:   (Total face value of performing collateral – Face value of all outstanding note balances not subordinate to our investment)/Total face value of performing collateral.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Corporation’s securities would be impacted.  The positive Excess Subordination Ratio for the senior tranche security signifies there is some support from subordinate tranches available to absorb losses before the Corporation’s investment would be impacted, while the negative Excess Subordination Ratio for each of the mezzanine tranche securities indicates there is no support.  A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not OTTI should be recorded for a pooled trust preferred security.  Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).

The Corporation separates OTTI related to the trust-preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the statement of earnings, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  The Corporation measures the credit loss component of OTTI based on the difference between: (1) the present value of estimated cash flows, at the book yield in effect prior to recognition of any OTTI, as of the most recent balance sheet date, and (2) the present value of estimated cash flows as of the previous quarter-end balance sheet date based on management’s cash flow assumptions at that time.  Total other-than-temporary impairment from pooled trust-preferred securities in the three months ended March 31, 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $101,000, with a gain of $50,000 included in other comprehensive income.  In the three months ended March 31, 2009, total other-than-temporary impairment from pooled trust-preferred securities amounted to $19,406,000, including a pre-tax loss reflected in earnings of $11,105,000,  and a pre-tax other comprehensive loss of $8,301,000.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:
(In Thousands)	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income,
beginning of period (as measured effective January 1, 2009
upon adoption of ASC Topic 320)	($10,695)	($2,362)

Additional credit loss for which an OTTI was not previously
recognized	0	(7,497)

Reduction for securities losses realized during the period	4,965	0

Additional credit loss for which an OTTI was previously
recognized when the Corporation does not intend to sell
the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its
amortized cost basis	(101)	(3,608)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income,
end of period	($5,831)	($13,467)

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes  OTTI write-downs associated with securities the Corporation continues to hold as of March 31, 2010, but which have been deemed worthless.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Equity Securities

The Corporation’s marketable equity securities at March 31, 2010 and December 31, 2009 consisted exclusively of stocks of banking companies.  The Corporation recorded OTTI on bank stocks totaling $10,000 in the first quarter 2010 and $5,575,000 in the first quarter 2009.  Management’s decision to record OTTI losses on bank stocks was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement  subsequent to March 31, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds.  Realized gains from sales of bank stocks totaled $349,000 in the first quarter 2010 and $277,000 in the first quarter 2009.  Realized gains from sales of bank stocks included net gains of $284,000 in the first quarter 2010 and $34,000 in the first quarter 2009 from stocks for which an OTTI had been previously recognized.  After the impact of the impairment charges and sales, there were no unrealized losses on bank stocks at March 31, 2010.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh in an amount determined based on outstanding advances, unused borrowing capacity and other factors.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  At March 31, 2010 and December 31, 2009, C&N Bank’s investment  in FHLB-Pittsburgh stock, which was included in Other Assets in the consolidated balance sheet, was $8,585,000.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2010 and December 31, 2009.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

6. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage.  Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at March 31, 2010 and December 31, 2009, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the table that follows.  The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$0	$0	$17	$19
Interest cost	17	0	22	23
Expected return on plan assets	(17)	0	0	0
Amortization of transition obligation	0	0	9	9
Amortization of prior service cost	0	0	4	3
Recognized net actuarial loss	1	0	0	0
Net periodic benefit cost	$1	$0	$52	$54

In the first quarter 2010, the Corporation funded postretirement contributions totaling $15,000, with estimated annual postretirement contributions of $62,000 expected in 2010 for the full year.  Based upon the related actuarial reports, the Corporation has no required contributions to the Citizens Trust Company Retirement Plan for the 2010 plan year; however, the Corporation may elect to make discretionary contributions later in 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. STOCK-BASED COMPENSATION PLANS

In the first quarter 2010, the Corporation made no awards of stock options.  In the first quarter 2009, the Corporation granted options to purchase a total of 79,162 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans.  The exercise price for the 2009 awards is $19.88 per share, based on the market price as of the date of grant.

The Corporation records stock option expense based on estimated fair value calculated using an option valuation model.  In calculating the 2009 fair value, the Corporation utilized the Black-Scholes-Merton option-pricing model.  The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2010	2009
Fair value of each option granted	Not applicable (N/A)	$4.21
Volatility	N/A	28%
Expected option lives	N/A	9 Years
Risk-free interest rate	N/A	3.15%
Dividend yield	N/A	3.94%

In calculating the estimated fair value of 2009 stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options.  The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates.  The 9-year expected option life was based on management’s estimates of the average term for all options issued under both plans.  Management assumed a 23% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan.  These estimated forfeiture rates were determined based on the Corporation’s historical experience.

In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan.  This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.  Also, vesting may not occur prior to the Corporation’s redemption of preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program.  In the first quarter 2009, the Corporation awarded a total of 3,890 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  For restricted stock awards granted under the Stock Incentive Plan in 2009 and 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  The Corporation did not meet the ROAE target for the 2009 plan year, and accordingly, the participants did not vest in the applicable shares associated with 2009 and 2008 restricted stock awards.  The Corporation met the ROAE target for the 2008 plan year, and accordingly, in January 2009, the participants vested in 1/3 of the restricted shares awarded in 2008.  Management has estimated restricted stock expense in the first quarter 2010 based on assumptions that the Corporation will redeem the TARP preferred stock within three years, and that the ROAE target for 2010 will be met.

Total stock-based compensation expense is as follows:
(In Thousands)	3 Months Ended
	March 31,	March 31,
	2010	2009
Stock options	$0	$170
Restricted stock	13	20

Total	$13	$190

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset at March 31, 2010 and December 31, 2009:
(In Thousands)
	March 31,	Dec. 31,
	2010	2009
Deferred tax assets:
Unrealized holding losses on securities	($356)	($247)
Defined benefit plans - FASB 158	(133)	(194)
Net realized losses on securities	(16,240)	(16,052)
Allowance for loan losses	(2,929)	(2,871)
Credit for alternative minimum tax paid	(3,495)	(3,495)
Low income housing tax credits	(208)	(685)
Other deferred tax assets	(1,127)	(1,097)
	(24,488)	(24,641)
Valuation allowance	373	373
Total deferred tax assets	(24,115)	(24,268)
Deferred tax liabilities:
Bank premises and equipment	1,748	1,798
Core deposit intangibles	159	175
Other deferred tax liabilities	251	258
Total deferred tax liabilities	2,158	2,231
Deferred tax asset, net	$(21,957)	$(22,037)

Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through March 31, 2010.  Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance of $373,000 at March 31, 2010 and December 31, 2009 reflects the estimated amount of tax benefits associated with capital assets that is dependent upon realization of future capital gains.

The Corporation has available, unused tax credits arising from investments in low income and elderly housing projects.  These tax credits may provide future benefits and if unused, would expire in varying annual amounts from 2024 through 2029.  The reduction in the deferred tax asset associated with low income housing tax credits at March 31, 2010 to $208,000 from $685,000 at December 31, 2009 resulted from estimated realization of the credits based on management’s calculation of taxable income generated in the first quarter 2010.  The amount of low income housing income tax credits realized in 2010, if any, will depend on the Corporation’s taxable income for the year ending December 31, 2010.

The provision (credit) for income tax for the 3-month periods ended March 31, 2010 and 2009 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates of 24.5% for the 3-month period ended March 31, 2010 and 38.5% for the 3-month period ended March 31, 2009 differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns.  The Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2006.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. ISSUANCE OF PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM

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

The shares of Preferred Stock are non-voting, other than class voting rights on (i) any authorization or issuance of shares ranking senior to the Preferred Stock, (ii) any amendment to the rights of the shares of Preferred Stock, or (iii) any merger, exchange or similar transaction which would adversely affect the rights of the Preferred Stock.  If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the holders of the Preferred Stock will have the right to elect 2 directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods.  As of March 31, 2010, no dividends on the preferred stock were in arrears.

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

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity.  Proceeds from the transaction, net of direct issuance costs of $31,000, have been allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance.  The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes-Merton option model.  The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000.  As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000.  In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount is therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%.  Total dividends on Preferred Stock ($373,000 in the first quarter 2010 and $309,000 in the first quarter 2009), has been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Earnings.  Dividends on Preferred Stock include a quarterly dividend paid in February of each year, plus dividends accrued based on the stated value and the accretion of the discount on Preferred Stock.  The accretion of the discount on Preferred Stock was $42,000 in the first quarter 2010 and $34,000 in the first quarter 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

10.  CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted.  In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

11.  SUBSEQUENT EVENTS

The Corporation has evaluated and disclosed all material subsequent events through the date of the filing of these consolidated financial statements that provide additional evidence about conditions that existed as of March 31, 2010.

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

REFERENCES TO 2010 AND 2009

Unless otherwise noted, all references to “2010” in the following discussion of operating results are intended to mean the three months ended March 31, 2010, and similarly, references to “2009” relate to the three months ended March 31, 2009.

EARNINGS OVERVIEW

In the first quarter 2010, the Corporation reported positive net income available to common shareholders of $4,065,000, or $0.34 per share – basic and diluted, as compared to net income available to common shareholders of $4,242,000, or $0.42 per share - basic and diluted in the fourth quarter 2009 and as compared to a net loss of $7,334,000, or $0.82 per share in the first quarter 2009.  For the first quarter 2010, the number of weighted average common shares outstanding increased to 12,113,584 from 10,141,903 in the immediately previous quarter, reflecting the issuance of shares of common stock in a public offering in December 2009 that raised capital of $21.4 million, net of offering costs.  Results for the first quarter 2010 included pre-tax realized gains from available-for-sale securities of $58,000, while fourth quarter 2009 results included realized losses from available-for-sale securities of $318,000.  First quarter 2009 results were significantly impacted by pre-tax realized losses from securities totaling $16,679,000.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

This report contains supplemental financial information determined by a method other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  Management uses this non-GAAP measure in its analysis of the Corporation’s performance.  This measure, Core Earnings, excludes the effects of OTTI losses on available-for-sale securities and realized gains on securities for which OTTI has previously been recognized.  Management believes the presentation of this financial measure, which excludes the impact of the specified items, provides useful supplemental information that is essential to a proper understanding of the financial results of the Corporation.  The Core Earnings measure provides a method to assess operating performance excluding some of the impact of market volatility related to investments in securities. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
(In thousands, except per-share data)
	1st	4th	1st
	Quarter	Quarter	Quarter
	2010	2009	2009
Net income (loss) available to common shareholders	$4,065	$4,242	($7,334)
Other-than-temporary impairment losses
on available-for-sale securities	(431)	(956)	(16,680)
Realized gains on assets previously written down	284	947	34
Other-than-temporary impairment losses on
available-for-sale securities, net of related gains	(147)	(9)	(16,646)
Income taxes (1)	50	516	5,660
Other-than-temporary impairment losses, net	(97)	507	(10,986)
Core earnings available to common shareholders	$4,162	$3,735	$3,652

Net income (loss) per share - diluted	$0.34	$0.42	($0.82)
Core earnings per share - diluted	$0.34	$0.37	$0.41
Weighted average shares outstanding - diluted	12,113,584	10,141,903	8,958,604

(1) Income tax has been allocated to the non-core losses at 34%, adjusted for a valuation allowance on deferred tax assets associated with losses from securities classified as capital assets for federal income tax reporting purposes.
A valuation allowance of $886,000 was recorded in the third quarter 2009, and was reduced to $373,000 in the fourth quarter 2009.

The higher amount of Core Earnings for the first quarter 2010, as compared to the fourth quarter 2009, included the impact of a charge to the income tax provision in the fourth quarter 2009 of $460,000 which resulted from a 1% change in the tax rate used to estimate the deferred tax benefit to be received from securities losses. In addition, significant changes in the pre-tax components of Core Earnings for the first quarter 2010, as compared to the corresponding period in 2009, were as follows:

·
Noninterest expense was $744,000, or 8.6%, lower in 2010, including a reduction of $568,000 in compensation-related costs.  The reduction in compensation-related costs included a net reduction in stock-based compensation of $177,000 and the impact of a $215,000 reduction in health insurance costs associated with settlement of the difference between estimated and actual claims from the previous plan year.

·
Noninterest revenue was $679,000, or 24.5%, higher in 2010, including the impact of a pre-tax gain of $448,000 from the sale of property at one of the banking locations in the first quarter 2010.  Revenue from Trust and Financial Management services was $130,000, or 16.9%, higher in 2010.

·	The net interest margin was $492,000, or 4.5%, lower in 2010, reflecting the effects of a lower average return on securities, and a lower average balance of loans outstanding.

·
The provision for loan losses was $207,000 in the first quarter of 2010, which is a modest amount by normal banking standards, but $380,000 higher than the net credit of $173,000 recorded in the first quarter 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2009	2009	2009	2009
Interest income	$15,733	$16,256	$16,808	$17,341	$17,571
Interest expense	5,260	5,670	6,016	6,164	6,606
Interest margin	10,473	10,586	10,792	11,177	10,965
Provision (credit) for loan losses	207	126	634	93	(173)
Interest margin after provision for loan losses	10,266	10,460	10,158	11,084	11,138
Other income	3,445	3,567	3,282	3,054	2,766
Net gains (losses) on available-for-sale securities	58	(318)	(47,848)	(18,995)	(16,679)
Other expenses	7,894	7,586	8,277	9,158	8,638
Income (loss) before income tax provision	5,875	6,123	(42,685)	(14,015)	(11,413)
Income tax provision (credit)	1,437	1,508	(14,491)	(5,284)	(4,388)
Net income (loss)	4,438	4,615	(28,194)	(8,731)	(7,025)
US Treasury preferred dividends	373	373	373	373	309
Net income (loss) available to common shareholders	$4,065	$4,242	($28,567)	($9,104)	($7,334)
Net income (loss) per common share – basic	$0.34	$0.42	($3.17)	($1.01)	($0.82)
Net income (loss) per common share – diluted	$0.34	$0.42	($3.17)	($1.01)	($0.82)

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

As described in Note 4 to the consolidated financial statements, management calculates the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As described in Note 5 to the consolidated financial statements, management evaluates securities for OTTI.  In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery.  Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions.  Also, management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security.

NET INTEREST MARGIN

The Corporation’s primary source of operating income is represented by the net interest margin.  The net interest margin is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest margin for the three-month periods ended March 31, 2010 and March 31, 2009.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest margin amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

The fully taxable equivalent net interest margin was $11,227,000 in 2010, $370,000 (3.2%) lower than in 2009.  As shown in Table IV, changes in volume had the effect of decreasing net interest income $471,000 in 2010 over 2009, and interest rate changes had the effect of increasing net interest income $101,000. The most significant components of the volume change in net interest income in 2010 were: a decrease in interest income of $869,000 attributable to a reduction in the balance of taxable available-for-sale securities, an increase in interest income of $435,000 attributable to growth in the tax-exempt portion of the available-for-sale securities portfolio, and a decrease in interest expense of $415,000 attributable to a reduction in the balance of long-term borrowed funds. The most significant components of the rate change in net interest income in 2010 were: a decrease in interest income of $815,000 attributable to lower rates earned on taxable available-for-sale securities and a decrease in interest expense of $1,034,000 due to lower rates paid on interest-bearing deposits. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.49% in 2010, as compared to 3.38% in 2009.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $16,487,000 in 2010, a decrease of 9.4% from 2009.  Income from available-for-sale securities decreased $1,315,000 (21.1%), while interest and fees from loans decreased $394,000, or 3.3%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2010 decreased to $414,823,000, a decrease of $49,125,000, or 10.6% from 2009.  During 2009, the Corporation increased the size of its tax-exempt municipal security portfolio, while shrinking the taxable available-for-sale securities portfolio. The Corporation’s yield on taxable securities fell in 2009 and 2010 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. The Corporation’s yield on taxable securities was also negatively affected in 2010 by higher-than-expected prepayments on mortgage-backed securities; these prepayments were caused by procedural changes by the U.S. Government agencies that issued the securities. The average rate of return on available-for-sale securities was 4.80% for 2010 and 5.44% in 2009.

The average balance of gross loans decreased 2.1% to $720,264,000 in 2010 from $735,519,000 in 2009.  Due to the challenging economic environment and the Corporation’s decision to sell a portion of its newly originated residential mortgages on the secondary market, the Corporation has experienced contraction in the balance of its mortgage and consumer loan portfolios, with slight growth in average commercial loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.50% in 2010 and 6.58% in 2009.

The average balance of interest-bearing due from banks, which in 2010 has consisted primarily of balances held by the Federal Reserve, increased to $66,887,000 in 2010 from $7,964,000 in 2009. The average balance of federal funds sold decreased to $60,000 in 2010 from $19,231,000 in 2009. Although the rates of return are low, the Corporation has maintained relatively high levels of these liquid assets in 2009 and 2010 (as opposed to increasing long-term, available-for-sale securities at higher yields) due to management’s concern about the possibility of substantial increases in interest rates later in 2010 or in 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,346,000, or 20.4%, to $5,260,000 in 2010 from $6,606,000 in 2009.  Table III shows that the overall cost of funds on interest-bearing liabilities fell to 2.07% in 2010 from 2.63% in 2009.

Total average deposits (interest-bearing and noninterest-bearing) increased 7.9%, to $931,223,000 in 2010 from $862,677,000 in 2009.  This increase has come mainly in interest checking, individual retirement accounts, and demand deposits. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts have decreased significantly in 2010 as compared to 2009. As shown in Table IV, decreases in rates reduced interest expense on deposits by $1,034,000.

Total average borrowed funds decreased $46,149,000 to $233,331,000 in 2010 from $279,480,000 in 2009.  During 2009 and early 2010, the Corporation has generally paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.66% in 2010, down from 3.81% in 2009.  This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2010	2009	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$3,163	$4,847	($1,684)
Tax-exempt	1,744	1,375	369
Total available-for-sale securities	4,907	6,222	(1,315)
Held-to-maturity securities,
Taxable	2	6	(4)
Trading securities	2	34	(32)
Interest-bearing due from banks	38	1	37
Federal funds sold	0	8	(8)
Loans:
Taxable	10,950	11,357	(407)
Tax-exempt	588	575	13
Total loans	11,538	11,932	(394)
Total Interest Income	16,487	18,203	(1,716)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	207	205	2
Money market	249	704	(455)
Savings	44	84	(40)
Certificates of deposit	1,426	1,856	(430)
Individual Retirement Accounts	1,230	1,131	99
Other time deposits	1	1	0
Total interest-bearing deposits	3,157	3,981	(824)
Borrowed funds:
Short-term	100	170	(70)
Long-term	2,003	2,455	(452)
Total borrowed funds	2,103	2,625	(522)
Total Interest Expense	5,260	6,606	(1,346)

Net Interest Income	$11,227	$11,597	($370)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)
	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2010	Return/	3/31/2009	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$306,966	4.18%	$382,840	5.13%
Tax-exempt	107,857	6.56%	81,108	6.88%
Total available-for-sale securities	414,823	4.80%	463,948	5.44%
Held-to-maturity securities,
Taxable	154	5.27%	405	6.01%
Trading securities	116	6.99%	2,112	6.53%
Interest-bearing due from banks	66,887	0.23%	7,964	0.05%
Federal funds sold	60	0.00%	19,231	0.17%
Loans:
Taxable	683,899	6.49%	697,231	6.61%
Tax-exempt	36,365	6.56%	38,288	6.09%
Total loans	720,264	6.50%	735,519	6.58%
Total Earning Assets	1,202,304	5.56%	1,229,179	6.01%
Cash	16,922		16,248
Unrealized gain/loss on securities	(204)		(37,886)
Allowance for loan losses	(8,410)		(7,940)
Bank premises and equipment	24,164		25,820
Intangible Asset - Core Deposit Intangible	484		795
Intangible Asset - Goodwill	11,942		11,988
Other assets	79,191		57,814
Total Assets	$1,326,393		$1,296,018

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$127,117	0.66%	$93,126	0.89%
Money market	197,023	0.51%	196,867	1.45%
Savings	71,581	0.25%	68,578	0.50%
Certificates of deposit	236,951	2.44%	232,040	3.24%
Individual Retirement Accounts	161,127	3.10%	147,513	3.11%
Other time deposits	990	0.41%	1,018	0.40%
Total interest-bearing deposits	794,789	1.61%	739,142	2.18%
Borrowed funds:
Short-term	37,189	1.09%	42,746	1.61%
Long-term	196,142	4.14%	236,734	4.21%
Total borrowed funds	233,331	3.66%	279,480	3.81%
Total Interest-bearing Liabilities	1,028,120	2.07%	1,018,622	2.63%
Demand deposits	136,434		123,535
Other liabilities	7,465		6,779
Total Liabilities	1,172,019		1,148,936
Stockholders' equity, excluding
other comprehensive income/loss	154,897		172,200
Other comprehensive income/loss	(523)		(25,118)
Total Stockholders' Equity	154,374		147,082
Total Liabilities and Stockholders' Equity	$1,326,393		$1,296,018
Interest Rate Spread		3.49%		3.38%
Net Interest Income/Earning Assets		3.79%		3.83%

Total Deposits (Interest-bearing
and Demand)	$931,223		$862,677

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	3 Months Ended 3/31/10 vs. 3/31/09
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	($869)	($815)	($1,684)
Tax-exempt	435	(66)	369
Total available-for-sale securities	(434)	(881)	(1,315)
Held-to-maturity securities,
Taxable	(3)	(1)	(4)
Trading securities	(34)	2	(32)
Interest-bearing due from banks	24	13	37
Federal funds sold	(4)	(4)	(8)
Loans:
Taxable	(215)	(192)	(407)
Tax-exempt	(30)	43	13
Total loans	(245)	(149)	(394)
Total Interest Income	(696)	(1,020)	(1,716)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	63	(61)	2
Money market	1	(456)	(455)
Savings	4	(44)	(40)
Certificates of deposit	38	(468)	(430)
Individual Retirement Accounts	104	(5)	99
Other time deposits	0	0	0
Total interest-bearing deposits	210	(1,034)	(824)
Borrowed funds:
Short-term	(20)	(50)	(70)
Long-term	(415)	(37)	(452)
Total borrowed funds	(435)	(87)	(522)
Total Interest Expense	(225)	(1,121)	(1,346)

Net Interest Income	($471)	$101	($370)

(1) Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	3 Months Ended
	March 31,	March 31,
	2010	2009

Service charges on deposit accounts	$1,093	$1,047
Service charges and fees	193	190
Trust and financial management revenue	899	769
Insurance commissions, fees and premiums	60	81
Increase in cash surrender value of life insurance	112	151
Other operating income	1,088	528
Total other operating income, before realized
gains (losses) on available-for-sale securities, net	$3,445	$2,766

Table V excludes realized gains and losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total noninterest income shown in Table V increased $679,000 or 24.5%, in 2010 compared to 2009.  Items of significance are as follows:

·
Service charges on deposit accounts increased $46,000, or 4.4%, in 2010 as compared to 2009.  Overdraft fee revenues associated with an overdraft privilege program implemented in early 2008 increased $37,000.

·
Trust and financial management revenue increased $130,000, or 16.9%, in 2010 as compared to 2009.  The value of assets under management has increased 15.1% over the last 12 months, to $598,793,000 at March 31, 2010, mainly associated with increases in market values of equity securities.  In 2010, new accounts added $8,399,000 to the value of assets under management.

·
The increase in the cash surrender value of life insurance decreased $39,000, or 25.8%, in 2010 over 2009.  The decrease primarily relates to the changes in the earnings credit rate for the underlying contracts.

·
Other operating income increased $560,000, or 106.1%, in 2010 as compared to 2009.  In 2010, the category includes a gain of $448,000 from the sale of a parcel adjacent to one of the bank operating locations. The sale proceeds include $390,000 associated with long-term privileges within a municipal parking facility currently under construction.  The category also includes gains from disposition of mortgages held for sale of $75,000, which represents an increase of $52,000 over the first quarter of 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	3 Months Ended
	March 31,	March 31,
	2010	2009

Salaries and wages	$3,078	$3,341
Pensions and other employee benefits	939	1,244
Occupancy expense, net	699	742
FDIC Assessments	404	302
Furniture and equipment expense	568	674
Pennsylvania shares tax	305	318
Other operating expense	1,901	2,017
Total Other Expense	$7,894	$8,638

Total non-interest expense decreased $744,000, or 8.6%, in 2010 from 2009.  Significant changes in 2010 as compared to 2009 include the following:

·
Salaries and wages decreased $263,000, or 7.9%.  Due to the operating losses incurred in 2009, no stock options were awarded in 2010, and accordingly, there was no officers’ incentive stock option expense incurred in 2010, as compared to officers’ stock option expense of $102,000 in 2009.  Also, base salary costs have been reduced in 2010 due to net reductions in hourly staff schedules and elimination of one senior executive position.  Further, in 2009, severance costs totaling $51,000 were incurred.

·
Pensions and other employee benefits decreased $305,000, or 24.5%.  Within this category, group health insurance expense was $205,000 lower primarily due to favorable rate adjustments based on 2009 claims experience.  In addition, employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $54,000 lower in 2010 than in 2009. The reduced level of expense represents the lower level of required contributions consistent with the reduced salaries and wages discussed above.

·	Occupancy expense decrease of $43,000 (5.8%) is primarily due to reduced seasonal fuel and snow removal costs incurred in 2010.

·	FDIC Insurance costs increased $102,000 to $404,000 for the first quarter. The 2010 FDIC insurance costs reflect the impact of higher rates and higher levels of insured deposits.

·	Other operating expense decreased $116,000 or 5.8%. The category includes a variety of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o	There was no stock option expense in 2010 from the Independent Directors Stock Incentive Plan. In 2009, such costs were $68,000.

o
Expenses related to foreclosed properties decreased in 2010 by $104,000 compared to 2009, primarily from lower expenses associated with one large commercial property. This benefit was partially offset by an increase of $42,000 in collection costs in 2010 as compared to 2009, primarily associated with several commercial properties.

o	Amortization of core deposit intangibles decreased $36,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Total capital purchases for 2010 are estimated at approximately $1.6 million.  Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2010.

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

Since 2007, the Corporation’s Risk Management personnel performed annual, independent credit reviews of large credit relationships.  In prior years, outside consulting firms were retained to perform such functions.  Management gives substantial consideration to the classifications and recommendations of the credit reviewers in determining the allowance for loan losses.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management also calculates the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the FASB ASC 450 allowance, in relation to the historical net charge-off percentage.  The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans.  A management committee referred to as the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter.  The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer.  During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans.  The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the applicable qualitative factor percentages, to determine the portion of the FASB ASC 450 allowance attributable to qualitative factors.  Average qualitative factors used in calculating the FASB ASC 450 portion of the allowance did not change significantly (by more than a few basis points) for any category over the course of the past year and the first quarter of 2010.

The allocation of the allowance for loan losses table (Table VIII) includes the FASB ASC 310 component of the allowance on the line item called “Impaired Loans.”  FASB ASC 450  estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans. The increase in the valuation allowance on impaired loans to $1,395,000 at March 31, 2010 from $1,126,000 at December 31, 2009 is primarily attributed to changes in the assessment of two commercial relationships by the Watch List Committee.  As of both March 31, 2010 and December 31, 2009, the FASB ASC 310 valuation allowance on impaired loans includes $716,000 related to two other unrelated commercial relationships.

The allowance for loan losses was $8,417,000 at March 31, 2010 up slightly from $8,265,000 at December 31, 2009.  As shown in Table VII, net charge-offs in 2010 of $55,000 were down compared to the annual net charge-offs of $272,000 in 2009, and well below the historical levels of the last five years.  Also, Table VII shows the provision for loan losses of $207,000 for the first quarter 2010, which is favorable by comparison to the average quarterly amount over the previous five years of $241,000. The credit provision in the first quarter of 2009 was primarily due to a reduction in the portion of the allowance based on qualitative factors during that quarter.  The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.

Table IX presents information related to past due and impaired loans.  As of March 31, 2010, total impaired loans were $6,010,000 which represents a small increase from $5,947,000 at December 31, 2009, though down from the historical average levels of $6,811,000 for the last five years.  Nonaccrual loans decreased to $8,556,000 at March 31, 2010 from $9,092,000 at December 31, 2009, the highest level within the last five years and primarily due to the recent addition in late 2009 of a few larger commercial relationships.  Over the period 2005-2009 and the first quarter of 2010, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact category fluctuations within Table IX.  Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2010. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Tables VII through X present historical data related to the allowance for loan losses:

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	Qtr. Ended	Qtr. Ended
	March 31,	March 31,		Years Ended December 31,
	2010	2009	2009	2008	2007	2006	2005
Balance, beginning of year	$8,265	$7,857	$7,857	$8,859	$8,201	$8,361	$6,787
Charge-offs:
Real estate loans	87	5	149	1,457	196	611	264
Installment loans	70	73	293	254	216	259	224
Credit cards and related plans	0	8	0	5	5	22	198
Commercial and other loans	24	6	36	323	127	200	298
Total charge-offs	181	92	478	2,039	544	1,092	984
Recoveries:
Real estate loans	1	0	8	20	8	27	14
Installment loans	30	43	104	83	41	65	61
Credit cards and related plans	0	0	0	4	9	25	30
Commercial and other loans	95	16	94	21	28	143	50
Total recoveries	126	59	206	128	86	260	155
Net charge-offs	55	33	272	1,911	458	832	829
Allowance for loan losses
recorded in acquisitions	0	0	0	0	587	0	377
Provision (credit) for loan losses	207	(173)	680	909	529	672	2,026
Balance, end of period	$8,417	$7,651	$8,265	$7,857	$8,859	$8,201	$8,361

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(In Thousands)	As of
	March 31,	As of December 31,
	2010	2009	2008	2007	2006	2005
Commercial	$ 2,679	$ 2,677	$ 2,654	$ 1,870	$ 2,372	$ 2,705
Consumer mortgage	3,739	3,859	3,920	4,201	3,556	2,806
Impaired loans	1,395	1,126	456	2,255	1,726	2,374
Consumer	267	281	399	533	523	476
Unallocated	337	322	428	-	24	-
Total Allowance	$ 8,417	$ 8,265	$ 7,857	$ 8,859	$ 8,201	$ 8,361

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - PAST DUE AND IMPAIRED LOANS

(In Thousands)	As of
	March 31,	As of December 31,
	2010	2009	2008	2007	2006	2005
Impaired loans without a valuation allowance	$3,064	$3,257	$3,435	$857	$2,674	$910
Impaired loans with a valuation allowance	2,946	2,690	2,230	5,361	5,337	7,306
Total impaired loans	$6,010	$5,947	$5,665	$6,218	$8,011	$8,216

Valuation allowance related to impaired loans	$1,395	$1,126	$456	$2,255	$1,726	$2,374

Total nonaccrual loans	$8,556	$9,092	$7,200	$6,955	$8,506	$6,365
Total loans past due 90 days or more and
still accruing	$530	$31	$1,305	$1,200	$1,559	$1,369

TABLE X - SUMMARY OF LOANS BY TYPE

(In Thousands)	March 31,	As of December 31,
	2010	2009	2008	2007	2006	2005

Real estate - residential mortgage	$418,115	$420,365	$433,377	$441,692	$387,410	$361,857
Real estate - commercial mortgage	163,273	163,483	165,979	144,742	178,260	153,661
Real estate - construction	28,931	26,716	24,992	22,497	10,365	5,552
Consumer	17,609	19,202	26,732	37,193	35,992	31,559
Agricultural	3,763	3,848	4,495	3,553	2,705	2,340
Commercial	51,547	49,753	48,295	52,241	39,135	69,396
Other	281	638	884	1,010	1,227	1,871
Political subdivisions	36,894	37,598	38,790	33,013	32,407	27,063
Total	720,413	721,603	743,544	735,941	687,501	653,299
Less: allowance for loan losses	(8,417)	(8,265)	(7,857)	(8,859)	(8,201)	(8,361)
Loans, net	$711,996	$713,338	$735,687	$727,082	$679,300	$644,938

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At March 31, 2010, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $60,700,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $26,357,000 at March 31, 2010.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

TABLE XI – CREDIT FACILITIES
	Outstanding		Available		Total Credit
(In Thousands)	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2010	2009	2010	2009	2010	2009
Federal Home Loan Bank of Pittsburgh	$103,452	$133,602	$243,326	$210,954	$346,778	$344,556
Federal Reserve Bank Discount Window	0	0	23,738	25,802	23,738	25,802
Other correspondent banks	0	0	29,379	29,722	29,379	29,722
Total credit facilities	$103,452	$133,602	$296,443	$266,478	$399,895	$400,080

At March 31, 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2010, the carrying value of non-pledged available-for-sale securities was $64,648,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning the Corporation’s and the subsidiary banks’ capital ratios at March 31, 2010 and December 31, 2009 are presented below.  Management believes, as of March 31, 2010 and December 31, 2009, that the Corporation and subsidiary banks meet all capital adequacy requirements to which they are subject.

(Dollars in Thousands)					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$137,196	18.36%	$59,795	³8%	n/a	n/a
C&N Bank	121,601	16.76%	58,027	³8%	$72,534	³10%
First State Bank	4,568	23.60%	1,548	³8%	1,935	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	128,249	17.16%	29,897	³4%	n/a	n/a
C&N Bank	113,279	15.62%	29,014	³4%	43,520	³6%
First State Bank	4,417	22.82%	774	³4%	1,161	³6%
Tier 1 capital to average assets:
Consolidated	128,249	9.88%	51,902	³4%	n/a	n/a
C&N Bank	113,279	9.08%	49,890	³4%	62,362	³5%
First State Bank	4,417	9.02%	1,959	³4%	2,448	³5%

December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$133,311	17.89%	$59,628	³8%	n/a	n/a
C&N Bank	117,320	16.22%	57,869	³8%	$72,337	³10%
First State Bank	4,545	24.73%	1,470	³8%	1,838	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	124,463	16.70%	29,814	³4%	n/a	n/a
C&N Bank	109,112	15.08%	28,935	³4%	43,402	³6%
First State Bank	4,395	23.92%	735	³4%	1,103	³6%
Tier 1 capital to average assets:
Consolidated	124,463	9.86%	50,513	³4%	n/a	n/a
C&N Bank	109,112	9.02%	48,393	³4%	60,491	³5%
First State Bank	4,395	9.33%	1,885	³4%	2,356	³5%

Management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.  Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

In January 2009, the Corporation issued Preferred Stock and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share to the United States Department of the Treasury under the TARP Program.  The Corporation sold the Preferred Stock and Warrant for an aggregate price of $26,440,000.   The Preferred Stock pays a cumulative dividend rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after year five. Pursuant to participation in the TARP Program, the Corporation may continue to pay dividends on its common stock, subject to the following requirements and limitations: (1) all accrued and unpaid dividends for all past dividend periods on the preferred stock issued to the Treasury must be fully paid; and (2) consent of the Treasury is required for any increase over $0.24 per quarter in the per share dividends on common shares until January 16, 2012, unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties.  Also, until January 16, 2012 (unless prior to that date, the Corporation has redeemed the preferred stock issued to the Treasury in whole or the Treasury has transferred all of the preferred stock to third parties) the Treasury’s consent is required for any repurchases of common stock, except for repurchases of shares in connection with employee benefit plans in the ordinary course of business consistent with past practice.  Management is considering redemption of the Preferred Stock in 2010; however, our ability to do so is dependent upon approval from banking regulatory authorities and the Treasury.  In the event the Preferred Stock is redeemed, either partially or in total, risk-based capital ratios will decline, but management expects the Banks will remain well-capitalized and the Corporation will continue to meet minimum capital requirements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive (Loss) Income” within stockholders’ equity.  The balance in Accumulated Other Comprehensive (Loss) Income related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to ($718,000) at March 31, 2010 and ($522,000) at December 31, 2009.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 5 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2010.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive (Loss) Income related to underfunded defined benefit plans, net of deferred income tax, was ($250,000) at March 31, 2010 and ($369,000) at December 31, 2009.

INCOME TAXES

In 2010, the provision for income tax was $1,437,000, or 24.5%, of pre-tax income.  In 2009, the credit for income tax was ($4,388,000), or 38.5%, of the pre-tax loss.  A large portion of the 2009 credit for income tax was deferred, and related to securities write-downs that were not currently deductible for income tax reporting purposes.  The provision (credit) for income tax for the 3-month periods ended March 31, 2010 and 2009 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At March 31, 2010, the net deferred tax asset was $21,957,000, down slightly from the balance at December 31, 2009 of $22,037,000.  The net deferred tax asset balance at March 31, 2010 attributable to realized securities losses was $15,867,000, exclusive of a valuation allowance of $373,000.  The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at March 31, 2010 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated in 2007 and 2008.  Realization of the remaining $373,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.  After adjustment for the valuation allowance on capital assets, management believes the recorded net deferred tax asset at March 31, 2010 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 8 to the consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained through the first three months of 2010.  Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs.

The current low short-term rate environment and liquidity injections could, in the future, lead to inflationary pressures. Recent data indicate that the national economy and financial system have stabilized, and the Federal Reserve has begun scaling back the emergency liquidity programs put in place during 2008 and 2009. The Federal Reserve is widely expected to begin raising short-term interest rates in late 2010 or 2011, which management would expect to be adverse to the Corporation’s cost of funds and net interest margin. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

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

Since July 1, 2009, the FASB has issued FASB Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC).  This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  ASU 2009-16 amends the derecognition accounting and disclosure guidance.  ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated.  ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and did not have a significant impact on the Corporation’s ongoing financial position or results of operations.

In December 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities that were previously excluded from previous consolidation guidance.  ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Adoption of the new guidance did not have a significant impact on the Corporation’s ongoing financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Corporation’s disclosures about fair value measurements are presented in Note 4 to the consolidated financial statements.  These new disclosure requirements were adopted by the Corporation during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a significant impact on the Corporation’s financial position, results of operations or disclosures.  Management does not believe that the adoption of the remaining portion of this ASU will have a significant impact on the Corporation’s ongoing financial position, results of operation or disclosures.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The FASB has issued ASU 2010-08, Technical Corrections to Various Topics, thereby amending the Codification. This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB’s original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP.  However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15.  Accordingly, the FASB provided special transition provisions for those amendments.  Currently, the provisions of this ASU have no material impact on the Corporation’s consolidated financial statements.

The FASB issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, and the ASU’s defers the effective date of certain amendments to the consolidation requirements of Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

·	That has all the attributes of an investment company; or
·	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

ASU 2010-10 does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective for the Corporation’s 2010 annual reporting period, and for all interim periods within the first annual reporting period. The provisions of this ASU have no material impact on the Corporation’s consolidated financial statements.

FASB ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments of ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Currently, the provisions of this ASU have no material impact on the Corporation’s consolidated financial statements.

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

Table XII, which follows this discussion, is based on the results of the simulation model as of January 31, 2010 and November 30, 2009. The 2009 figures include a pro forma adjustment to increase equity by $21,410,000, which represents the proceeds received from the Corporation’s sale of common stock in December 2009 net of issuance costs. The table also includes pro forma adjustments to reflect the Corporation’s December 2009 purchases of several investment securities.  The securities purchased totaled approximately $22,382,000 and included obligations of U.S. Government agencies and a collateralized mortgage obligation issued by a U.S. Government agency.

As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of January 31, 2010 and November 30, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. In addition to generating positive earnings from the spread of the return on the investment securities over the current cost of the borrowings, the transaction reduces the magnitude of the Corporation’s overall liability sensitive position. Specifically, the borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements.  The embedded cap on one of the $40 million borrowings expires in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.  Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The 3-month LIBOR was 0.25% at January 31, 2010 and 0.26% at November 30, 2009.  Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any scenario at January 2010 or November 2009.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
January 31, 2010 Data
(In Thousands)		Period Ending January 31, 2011

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$69,488	$34,209	$35,279	-14.9%	20.0%
+200	66,946	28,902	38,044	-8.2%	15.0%
+100	64,216	23,635	40,581	-2.1%	10.0%
0	61,129	19,678	41,451	0.0%	0.0%
-100	57,590	18,710	38,880	-6.2%	10.0%
-200	54,731	18,277	36,454	-12.1%	15.0%
-300	53,348	18,219	35,129	-15.3%	20.0%

	Market Value of Portfolio Equity
	at January 31, 2010

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$94,002	-34.3%	45.0%
+200	114,341	-20.1%	35.0%
+100	132,228	-7.6%	25.0%
0	143,134	0.0%	0.0%
-100	144,009	0.6%	25.0%
-200	149,278	4.3%	35.0%
-300	170,278	19.0%	45.0%

November 30, 2009 Data
(In Thousands)		Period Ending November 30, 2010

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$70,171	$34,669	$35,502	-12.0%	20.0%
+200	67,254	29,536	37,718	-6.5%	15.0%
+100	64,419	24,412	40,007	-0.8%	10.0%
0	61,041	20,700	40,341	0.0%	0.0%
-100	57,581	19,579	38,002	-5.8%	10.0%
-200	55,240	19,215	36,025	-10.7%	15.0%
-300	54,360	19,008	35,352	-12.4%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2009

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$98,045	-28.8%	45.0%
+200	116,071	-15.8%	35.0%
+100	131,202	-4.8%	25.0%
0	137,770	0.0%	0.0%
-100	137,307	-0.3%	25.0%
-200	146,347	6.2%	35.0%
-300	172,390	25.1%	45.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 5 of the consolidated financial statements, the Corporation recognized OTTI charges on bank stocks totaling $10,000 in the first three months of 2010.

Equity securities held as of March 31, 2010 and December 31, 2009 are presented in Table XIII. Table XIII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%.  The data in Table XIII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2010.

TABLE XIII - EQUITY SECURITIES RISK
(In Thousands)			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At March 31, 2010	Cost	Value	Value	Value
Banks and bank holding companies	$4,521	$5,699	($570)	($1,140)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2009	Cost	Value	Value	Value
Banks and bank holding companies	$5,367	$6,662	($666)	($1,332)

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
There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 1, 2010.

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

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6. Exhibits
2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed August 25, 2004

4. Instruments defining the rights of security holders,
including indentures
4.1 Certificate of Designation establishing the Series A	Incorporated by reference to Exhibit 3.1 of the
Preferred Stock	Corporation's Form 8-K filed September 21, 2009

4.3 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of the
Corporation's Form 8-K filed January 22, 2009

10. Material contracts:
10.1 Letter agreement dated January 16, 2009 with the U.S.	Incorporated by reference to Exhibit 10.1 of the
Department of the Treasury, including Securities Purchase	Corporation's Form 8-K filed January 22, 2009
Agreement - Standard Terms

10.2 Form of waiver required for senior executive officers in	Incorporated by reference to Exhibit 10.2 of the
connection with sale of preferred stock under the Capital	Corporation's Form 8-K filed January 22, 2009
Purchase Program

10.3 Form of Stock Option and Restricted Stock agreement	Incorporated by reference to Exhibit 10.1 of
dated January 3, 2008 between the Corporation and its	the Corporation's Form 10-Q filed on
independent directors pursuant to the Citizens & Northern	May 6, 2008
Corporation Independent Directors Stock Incentive Plan

10.4 Form of Stock Option agreement dated January 3, 2008	Incorporated by reference to Exhibit 10.2 of
between the Corporation and certain officers pursuant to	the Corporation's Form 10-Q filed on
the Citizens & Northern Corporation Stock Incentive Plan	May 6, 2008

10.5 Form of Restricted Stock agreement dated January 3,	Incorporated by reference to Exhibit 10.3 of
2008 between the Corporation and certain officers pursuant	the Corporation's Form 10-Q filed on
to the Citizens & Northern Corporation Stock Incentive Plan	May 6, 2008

10.6 Restricted Stock Agreement dated March 5, 2010	Incorporated by reference to Item 1.01 of the
between the Corporation and Charles H. Updegraff, Jr.	Corporation's Form 8-K filed March 5, 2010

10.7 Executive Agreement dated March 25, 2010	Incorporated by reference to Exhibit 10.1 of the
between the Corporation and Charles H. Updegraff, Jr.	Corporation's Form 8-K filed March 26, 2010

10.8 Form of Indemnification Agreements dated May 2004	Incorporated by reference to Exhibit 10.1
between the Corporation and the Directors	filed with the Corporation's Form 10-K
certain officers	on March 11, 2005

10.9 Change in Control Agreement dated March 1, 2010	Incorporated by reference to Exhibit 10.1 of
between the Corporation and Charles H. Updegraff, Jr.	the Corporation's Form 8-K filed March 1, 2010

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

10.10 Change in Control Agreement dated April 15, 2008	Incorporated by reference to Exhibit 10.9
between the Corporation and George M. Raup	filed with the Corporation's Form 10-K
on March 6, 2009

10.11 Change in Control Agreement dated July 21, 2005	Incorporated by reference to Exhibit 10.1
between the Corporation and Harold F. Hoose, III	filed with the Corporation's Form 10-K
on March 3, 2006

10.12 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Thomas L. Rudy, Jr.	filed with the Corporation's Form 10-K
on March 11, 2005

10.13 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Mark A. Hughes	filed with the Corporation's Form 10-K
on March 10, 2004

10.14 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.4
between the Corporation and Deborah E. Scott	filed with the Corporation's Form 10-K
on March 10, 2004

10.15 Third Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit A to the
Stock Incentive Plan	Corporation's proxy statement dated
March 18, 2008 for the annual meeting of
stockholders held on April 15, 2008

10.16 Second Amendment to Citizens & Northern	Incorporated by reference to Exhibit 10.5
Corporation Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.17 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.6
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.18 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7
filed with the Corporation's Form 10-K
on March 10, 2004

10.19 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit A to the
Independent Directors Stock Incentive Plan	Corporation's proxy statement dated
March 18, 2008 for the annual meeting of
stockholders held on April 15, 2008

10.20 Citizens & Northern Corporation Independent Directors	Incorporated by reference to Exhibit A to the
Stock Incentive Plan	Corporation's proxy statement dated
March 19, 2001 for the annual meeting of
stockholders held on April 17, 2001

10.21 Citizens & Northern Corporation Supplemental	Incorporated by reference to Exhibit 10.21
Executive Retirement Plan (as amended and restated)	filed with the Corporation's Form 10-K
on March 6, 2009

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 2
to the Consolidated Financial Statements,
which is included in Part I, Item 1 of Form 10-Q

18. Letter re: change in accounting principles	Not applicable

22. Published report regarding matters submitted to
vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits:	Not applicable

100. XBRL-related documents	Not applicable

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

May 6, 2010	By:	Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

May 6, 2010	By:	Mark A. Hughes
Date		Treasurer and Chief Financial Officer