Form 10-K/A
period 2009-12-31
CITIZENS & NORTHERN CORP
filed 2010-05-26
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Part III, Item 11 of this Amendment No. 1 on Form 10-K/A:

The registrant’s proxy statement for its annual meeting of shareholders filed with the Securities and Exchange Commission on March 10, 2010.

EXPLANATORY NOTE

Citizens & Northern Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) with respect to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2010 (the “Original Filing”).  This Amendment is being filed solely to (i) include in Part III, Item 11, an amended Compensation Committee Report, which was incorporated into the Original Filing by reference to the Corporation’s proxy statement for its 2010 annual meeting of shareholders filed on March 10, 2010, and which was subsequently amended to include the certifications required of the Compensation Committee as a result of the Corporation’s participation in the United States Treasury’s Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”), which were inadvertently omitted from the Original Filing; (ii) include as Exhibits 99.2 and 99.3 the certifications of the Corporation’s principal executive officer and principal financial officer, respectively, required of participants in the TARP Capital Purchase Program (the “TARP Certifications”); and (iii) amend the exhibit index to reflect such changes.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), Part III, Item 11 of the Original Filing has been amended and restated in its entirety, and Part IV, Item 15 of the Original Filing has been amended and restated to include as exhibits the TARP Certifications and the new certifications required by Rule 13a-14(a) and (b) under the Exchange Act.

Except as described above, the Original Filing has not been amended, updated or otherwise modified.  The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements.  Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-end,” “Options Exercised and Stock Vested,” “Pension Plans,” “401(k) Savings Plan,” “Employer Stock Ownership Plan (“ESOP”),”  and “Change in Control Agreements” of the Corporation’s proxy statement dated March 10, 2010 for the annual meeting of stockholders held on April 20, 2010, with the exception of the Compensation Committee Report, which is included below.

COMPENSATION COMMITTEE REPORT

           The Compensation Committee has reviewed the compensation plans identified and described in the Corporation’s proxy statement dated March 10, 2010 under the heading “Compensation Discussion & Analysis” to ensure that such plans do not encourage senior executive officers (“SEOs”) to take unnecessary and excessive risks that threaten the value of the Corporation.

In our review, we found no instances of plan features that encourage excessive risk-taking, and we concluded that these compensation arrangements and the 2009 performance goals did not encourage any of the SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation.  In addition, when all components of executive compensation were combined, we found that base salary continued to have the greatest economic value and the least element of risk-taking compared to the other variable elements of compensation.

Base Salary:  For most executive positions, base salary will ordinarily provide at least 60% - 70% of total annual compensation.  Because salaries comprise such a large proportion of executive compensation, we conclude that salaries do not encourage unnecessary or excessive risk-taking by incenting executives to reach “stretch” targets of incentive compensation.

Annual Performance Incentives:  The annual performance Incentive Award Plan provides participating executives with the opportunity to earn additional cash compensation, which can provide as much as approximately 40% of an executive’s total compensation when target levels of performance are achieved.  The Corporation is prohibited from paying compensation to SEOs under the Incentive Award Plan for so long as it remains a participant in the TARP Capital Purchase Program.  Accordingly, we have concluded that the Incentive Award Plan does not encourage risk-taking by SEOs during the period in which the Corporation remains a TARP participant.

As to non-SEOs who are eligible to participate in the plan notwithstanding the Corporation’s participation in the TARP Capital Purchase Program, we believe that the plan does not encourage unnecessary or excessive risk-taking because awards under the plan are based on a number of factors as determined by the Committee for any given plan year.  For example, while some factors considered by the Committee may be deemed to encourage risk-taking, for example, targets tied to earnings, other factors serve to discourage risk-taking, for example, targets tied to loan delinquencies and asset quality.

Additionally, all awards are subject to adjustment in the discretion of the Compensation Committee.  For these reasons, we conclude that the Incentive Award Plan does not encourage unnecessary or excessive risk-taking generally which could be deemed to threaten the value of the Corporation.

Longer-term Performance Incentives:  The Corporation’s 1995 Stock Incentive Plan authorizes the Corporation to grant awards in the form of options to purchase shares of common stock, stock appreciation rights, or restricted stock.  Grants of awards under the Stock Incentive Plan are made at the discretion of the Committee to eligible employees.  Prior to the Corporation’s participation in the TARP Capital Purchase Program, all grants of awards under the Stock Incentive Plan were either Incentive Stock Options or restricted stock.

All Incentive Stock Options previously granted under the Stock Incentive Plan provide for vesting over time regardless of the performance of the Corporation or the recipient.  Accordingly, we conclude that existing Incentive Stock Options do not encourage unnecessary or excessive risk-taking by recipients that threaten the value of the Corporation.

Similarly, restricted stock granted under the Stock Incentive Plan prior to 2008 vest over a three year term, subject to continued employment.  Accordingly, we conclude that those restricted stock grants do not encourage unnecessary or excessive risk-taking by recipients that threaten the value of the Corporation.

Restricted stock granted in 2008 and 2009 have both a continued employment condition as well as a performance condition.  In order for shares to vest, the Corporation must attain a performance target of 100% or more of the Corporation’s Peer Group’s average return on equity (as defined by the Committee) for the four quarters ending the third quarter of each calendar year following the award date.  We believe that the established return on equity targets were reasonable and did not encourage taking excessive risks to reach them.

We further believe that the value of the awards historically granted under the Stock Incentive Plan represent an immaterial proportion of the executive’s total annual compensation, and therefore do not encourage unnecessary or excessive risk-taking by executives that threaten the value of the Corporation.

Nonqualified Benefits and Perquisites:  Each of the Corporation’s SEOs participates in a supplemental retirement income plan (“SERP”).  Because the amounts contributed by the Corporation under each SERP represents nonqualified deferred compensation and each participant is a general unsecured creditor of Citizens & Northern Bank with respect to the amounts contributed under his or her SERP, we believe that these factors create an incentive for a SEO to act conservatively with regard to risk-taking to ensure the continued viability of the Corporation and its primary operating subsidiary.  Accordingly, we conclude that the SERPs do not encourage unnecessary or excessive risk-taking by participants that threaten the value of the Corporation.

Perquisites provided by the Corporation are immaterial when considered in light of an executive’s total annual compensation, and generally include a company-provided automobile and, in a few instances, membership dues for a golf or social club intended to facilitate business development.  Because of their immaterial value and the lack of a correlation to Corporation or individual performance, we conclude that the perquisites provided do not encourage unnecessary or excessive risk-taking by executives that threaten the value of the Corporation.

Employment Contracts and Change in Control Agreements: The Corporation does not have an employment agreement with any of its executives, although each of the SEOs is a party to a change in control agreement, which provides for the payment of one year’s salary upon termination of employment following a change in control of the Corporation, as well as the continuation of health and welfare benefits.  Because the severance payment is based solely on the executive’s base salary at the time of termination, and does not include incentive compensation, we conclude that the change in control agreements do not encourage unnecessary or excessive risk-taking by executives in order to increase the potential payouts thereunder.

Additionally, the Compensation Committee has reviewed each of the following employee compensation plans seeking to determine whether any elements could provide an incentive to a plan participant either to take unnecessary and excessive risks that could threaten the value of the Corporation, or to manipulate earnings to increase compensation: (i) Employee Stock Ownership Plan; (ii) Citizens & Northern Corporation Savings and Retirement Plan; and (iii) Citizens Trust Company Defined Benefit Plan.

After our review, our conclusion is that none of the aforementioned employee compensation plans contain features that encourage excessive risk-taking or encourage the manipulation of earnings to increase compensation.

Employee Stock Ownership Plan:  This plan is funded exclusively through employer contributions to the plan.  For 2009, the total employer contribution to the plan was equal to 2% of qualifying compensation.  Because this amount is immaterial when considered in relation to employees’ total annual compensation, we conclude that the plan does not encourage excessive risk-taking or the manipulation of earnings to increase compensation.

Citizens & Northern Corporation Savings and Retirement Plan:  This plan is qualified under Section 401(k) of the Internal Revenue Code.  All employees are eligible to participate in the plan, which permits employees to contribute a percentage of their compensation to their account.  The Corporation makes matching contributions equal to 100% of a participant’s before tax contributions up to 5% of compensation.  Because the Corporation’s contributions are not conditioned on corporate or individual performance, we conclude that the plan does not encourage excessive risk-taking or the manipulation of earnings to increase a participant’s compensation or the Corporation’s contributions to a participant’s account.

Citizens Trust Company Defined Benefit Plan:  This plan is an IRS-qualified defined benefit plan which was assumed by the Corporation upon its acquisition of Citizens Trust Company in May 2007.  Certain former employees of Citizens Trust Company are participants in the plan.  Effective December 31, 2002 and continuing through the date hereof, the plan was closed to new participants and benefit accruals frozen.  Accordingly, we conclude that such plan does not encourage excessive risk-taking or the manipulation of earnings to increase compensation.

The Compensation Committee certifies that:

•
it has reviewed with senior risk officers the SEO compensation plans and has made all reasonable efforts to ensure that these plans do not encourage the SEOs to take unnecessary and excessive risks that threaten the value of the Corporation;

•	it has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Corporation; and

•
it has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Corporation to enhance the compensation of any employee.

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in the Proxy Statement.

COMPENSATION COMMITTEE	Jan E. Fisher , Chair
R. Bruce Haner
Leo F. Lambert
Edward H. Owlett, III
Leonard Simpson
James E. Towner

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:
Page

Report of Independent Registered Public Accounting Firm	*

Financial Statements:
Consolidated Balance Sheet - December 31, 2009 and 2008	*
Consolidated Statement of Income - Years Ended
December 31, 2009, 2008 and 2007	*
Consolidated Statement of Changes in Stockholders' Equity -
Years Ended December 31, 2009, 2008 and 2007	*
Consolidated Statement of Cash Flows - Years Ended
December 31, 2009, 2008 and 2007	*
Notes to Consolidated Financial Statements	*

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.*

(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of security holders, including indentures
4.1 Certificate of Designation establishing the Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

4.2 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of the Corporation's Form 8-K filed January 22, 2009

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Letter agreement dated January 16, 2009 with the U.S. Department of the Treasury, including Securities Purchase Agreement - Standard Terms	Incorporated by reference to Exhibit 10.1 of the Corporation's Form 8-K filed January 22, 2009

10.2 Form of waiver required for senior executive officers in connection with sale of preferred stock under the Capital Purchase Program	Incorporated by reference to Exhibit 10.2 of the Corporation's Form 8-K filed January 22, 2009

10.3 Form of Stock Option and Restricted Stock agreement dated January 3, 2008 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan
Incorporated by reference to Exhibit 10.1 of the Corporation's Form 10-Q filed on May 6, 2008

10.4 Form of Stock Option agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 of the Corporation's Form 10-Q filed on May 6, 2008

10.5 Form of Restricted Stock agreement dated January 3, 2008 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 of the Corporation's Form 10-Q filed on May 6, 2008

10.6 Employment agreement dated December 30, 2002 between Citizens Bancorp, Inc. and Charles H. Updegraff, Jr. (assumed by the Corporation in the merger between the Corporation and Citizens Bancorp, Inc. effective May 1, 2007)
Incorporated by reference to Exhibit 10.3 filed with the Corporation's Form 10-K on February 29, 2008

10.7 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 11, 2005

10.8 Change in Control Agreement dated March 1, 2010 between the Corporation and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 8-K on March 1, 2010

10.9 Change in Control Agreement dated April 15, 2008 between the Corporation and George M. Raup	Incorporated by reference to Exhibit 10.9 filed with the Corporation's Form 10-K on March 6, 2009

10.10 Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 3, 2006

10.11 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 11, 2005

10.12 Change in Control Agreement dated December 31, 2003 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 10, 2004

10.13 Change in Control Agreement dated December 31, 2003 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-K on March 10, 2004

10.14 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.15 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.16 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.17 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.18 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.19 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.20 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

11. Statement re: computation of per share earnings	*

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics
The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on "Shareholder News," followed by "Corporate Governance Policies" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	*

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	*
31.2 Certification of Chief Financial Officer	*
31.3 Certification of Chief Executive Officer	Filed herewith
31.4 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	*
32.1 Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 12, 2010	*

99.2 TARP Certification of Principal Executive Officer	Filed herewith

99.3 TARP Certification of Principal Financial Officer	Filed herewith

100. XBRL-related documents	Not applicable

  * Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By:	/s/ Charles H. Updegraff, Jr.
President and Chief Executive Officer

Date: May 26, 2010

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: May 26, 2010

INDEX OF EXHIBITS

2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the
Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of security holders,
including indentures
4.1 Certificate of Designation establishing the Series A	Incorporated by reference to Exhibit 3.1 of the
Preferred Stock	Corporation's Form 8-K filed September 21, 2009

4.2 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of the
Corporation's Form 8-K filed January 22, 2009

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Letter agreement dated January 16, 2009 with the U.S.	Incorporated by reference to Exhibit 10.1 of the
Department of the Treasury, including Securities Purchase	Corporation's Form 8-K filed January 22, 2009
Agreement - Standard Terms

10.2 Form of waiver required for senior executive officers in	Incorporated by reference to Exhibit 10.2 of the
connection with sale of preferred stock under the Capital	Corporation's Form 8-K filed January 22, 2009
Purchase Program

10.3 Form of Stock Option and Restricted Stock agreement	Incorporated by reference to Exhibit 10.1 of
dated January 3, 2008 between the Corporation and its	the Corporation's Form 10-Q filed on
independent directors pursuant to the Citizens & Northern	May 6, 2008
Corporation Independent Directors Stock Incentive Plan

10.4 Form of Stock Option agreement dated January 3, 2008	Incorporated by reference to Exhibit 10.2 of
between the Corporation and certain officers pursuant	the Corporation's Form 10-Q filed on
to the Citizens & Northern Corporation Stock Incentive Plan	May 6, 2008

10.5 Form of Restricted Stock agreement dated January 3,	Incorporated by reference to Exhibit 10.3 of
2008 between the Corporation and certain officers pursuant	the Corporation's Form 10-Q filed on
to the Citizens & Northern Corporation Stock Incentive Plan	May 6, 2008

10.6 Employment agreement dated December 30, 2002	Incorporated by reference to Exhibit 10.3
between Citizens Bancorp, Inc. and Charles H. Updegraff, Jr.	filed with the Corporation's Form 10-K
(assumed by the Corporation in the merger between the	on February 29, 2008
Corporation and Citizens Bancorp, Inc. effective May 1, 2007)

10.7 Form of Indemnification Agreements dated May 2004	Incorporated by reference to Exhibit 10.1
between the Corporation and the Directors and certain officers	filed with the Corporation's Form 10-K
on March 11, 2005

10.8 Change in Control Agreement dated March 1, 2010	Incorporated by reference to Exhibit 10.1 filed
between the Corporation and Charles H. Updegraff, Jr.	with the Corporation’s Form 8-K on March 1, 2010

10.9 Change in Control Agreement dated April 15, 2008	Incorporated by reference to Exhibit 10.9
between the Corporation and George M. Raup	filed with the Corporation's Form 10-K
on March 6, 2009

10.10 Change in Control Agreement dated July 21, 2005	Incorporated by reference to Exhibit 10.1
between the Corporation and Harold F. Hoose, III	filed with the Corporation's Form 10-K
on March 3, 2006

10.11 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Thomas L. Rudy, Jr.	filed with the Corporation's Form 10-K
on March 11, 2005

10.12 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Mark A. Hughes	filed with the Corporation's Form 10-K
on March 10, 2004

10.13 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.4
between the Corporation and Deborah E. Scott	filed with the Corporation's Form 10-K
on March 10, 2004

10.14 Third Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.15 Second Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.5
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.16 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.6
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.17 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7
filed with the Corporation's Form 10-K
on March 10, 2004

10.18 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit B to
Independent Directors Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.19 Citizens & Northern Corporation Independent Directors	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 19, 2001 for the annual
meeting of stockholders held on
April 17, 2001.

10.20 Citizens & Northern Corporation Supplemental Executive	Incorporated by reference to Exhibit 10.21
Retirement Plan (as amended and restated)	filed with the Corporation's Form 10-K
on March 6, 2009

11. Statement re: computation of per share earnings	*

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or	Not applicable
quarterly report to security holders

14. Code of ethics	The Code of Ethics is available through the
Corporation's website at www.cnbankpa.com.
To access the Code of Ethics, click on
"Shareholder News," followed by "Corporate
Governance Policies" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	*

22. Published report regarding matters submitted to	Not applicable
vote of security holders

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	*
31.2 Certification of Chief Financial Officer	*
31.3 Certification of Chief Executive Officer	Filed herewith
31.4 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	*
32.1 Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for
asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing
criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to	*
shareholders with proxy statement and Form 10-K on
March 12, 2010

99.2 TARP Certification of Principal Executive Officer	Filed herewith

99.3 TARP Certification of Principal Financial Officer	Filed herewith

100. XBRL-related documents	Not applicable

  * Previously filed.