Form 10-Q
period 2010-06-30
CITIZENS & NORTHERN CORP
filed 2010-08-06
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934
For the quarterly period ended June 30, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)	12,129,707 Shares Outstanding on August 4, 2010

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – June 30, 2010 and December 31, 2009	Page 3

Consolidated Statement of Operations - Three Months and Six Months Ended June 30, 2010 and 2009	Page 4

Consolidated Statement of Cash Flows - Six Months Ended June 30, 2010 and 2009	Page 5

Consolidated Statement of Changes in Stockholders’ Equity- Six Months Ended June 30, 2010 and 2009	Page 6

Notes to Consolidated Financial Statements	Pages 7 - 22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 23 - 41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 41 - 44

Item 4. Controls and Procedures	Page 44

Part II. Other Information	Pages 45 - 47

Signatures	Page 48

Exhibit 10.1 Restricted Stock Agreement dated March 5, 2010 between the Corporation and Charles H. Updegraff, Jr.	Pages 49 - 51

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 52

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 53

Exhibit 32. Section 1350 Certifications	Page 54

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet	June 30,	December 31,
(In Thousands Except Share Data)	2010	2009
	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$15,807	$18,247
Interest-bearing	67,845	73,818
Total cash and cash equivalents	83,652	92,065
Trading securities	0	1,045
Available-for-sale securities	426,246	396,288
Held-to-maturity securities	0	300
Loans, net of allowance for loan losses of $8,461,000 at June 30, 2010
and $8,265,000 at December 31, 2009	715,363	713,338
Bank-owned life insurance	23,029	22,798
Accrued interest receivable	5,229	5,613
Bank premises and equipment, net	23,401	24,316
Foreclosed assets held for sale	863	873
Deferred tax asset, net	20,390	22,037
Intangible asset - Core deposit intangibles	414	502
Intangible asset – Goodwill	11,942	11,942
Other assets	28,128	30,678
TOTAL ASSETS	$1,338,657	$1,321,795

LIABILITIES
Deposits:
Noninterest-bearing	$151,748	$137,470
Interest-bearing	816,792	789,319
Total deposits	968,540	926,789
Dividends payable	169	169
Short-term borrowings	28,132	39,229
Long-term borrowings	173,831	196,242
Accrued interest and other liabilities	6,490	6,956
TOTAL LIABILITIES	1,177,162	1,169,385

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; 26,440 shares issued at June 30, 2010 and
December 31, 2009	25,833	25,749
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2010 and
2009; issued 12,384,285 at June 30, 2010 and 12,374,481 at December 31, 2009	12,384	12,374
Paid-in capital	66,888	66,833
Retained earnings	59,546	53,027
Unamortized stock compensation	(158)	(107)
Treasury stock, at cost; 254,578 shares at June 30, 2010
and 262,780 shares at December 31, 2009	(4,431)	(4,575)
Sub-total	160,062	153,301
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1,684	(522)
Defined benefit plans	(251)	(369)
Total accumulated other comprehensive income (loss)	1,433	(891)
TOTAL STOCKHOLDERS' EQUITY	161,495	152,410
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,338,657	$1,321,795
The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF OPERATIONS	Three Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data)	June 30,	June 30,	Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME	(Current)	(Prior Year)	(Current)	(Prior Year)
Interest and fees on loans	$11,009	$11,356	$21,959	$22,713
Interest on balances with depository institutions	38	3	76	4
Interest on loans to political subdivisions	399	415	797	808
Interest on federal funds sold	0	7	0	15
Interest on trading securities	0	8	1	31
Income from available-for-sale and held-to-maturity securities:
Taxable	2,699	4,268	5,784	8,922
Tax-exempt	1,184	1,124	2,365	2,060
Dividends	57	160	137	359
Total interest and dividend income	15,386	17,341	31,119	34,912
INTEREST EXPENSE
Interest on deposits	3,058	3,699	6,215	7,680
Interest on short-term borrowings	51	140	151	310
Interest on long-term borrowings	1,927	2,325	3,930	4,780
Total interest expense	5,036	6,164	10,296	12,770
Net interest income	10,350	11,177	20,823	22,142
Provision (credit) for loan losses	76	93	283	(80)
Net interest income after provision (credit) for loan losses	10,274	11,084	20,540	22,222

OTHER INCOME
Trust and financial management revenue	830	870	1,729	1,639
Service charges on deposit accounts	1,190	1,150	2,283	2,197
Service charges and fees	210	227	403	417
Insurance commissions, fees and premiums	61	76	121	157
Increase in cash surrender value of life insurance	119	126	231	277
Other operating income	776	605	1,864	1,133
Sub-total	3,186	3,054	6,631	5,820
Total other-than-temporary impairment losses on available-for-sale securities	0	(17,974)	(381)	(42,955)
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	(2)	(1,806)	(52)	6,495
Net impairment losses recognized in earnings	(2)	(19,780)	(433)	(36,460)
Realized gains on available-for-sale securities, net	321	785	810	786
Net impairment losses recognized in earnings and realized
gains on available-for-sale securities	319	(18,995)	377	(35,674)
Total other income	3,505	(15,941)	7,008	(29,854)
OTHER EXPENSES
Salaries and wages	3,199	3,318	6,277	6,659
Pensions and other employee benefits	983	1,075	1,922	2,319
Occupancy expense, net	651	679	1,350	1,421
FDIC assessments	415	956	819	1,258
Furniture and equipment expense	542	702	1,110	1,376
Pennsylvania shares tax	306	318	611	636
Other operating expense	1,533	2,110	3,434	4,127
Total other expenses	7,629	9,158	15,523	17,796
Income (loss) before income tax provision	6,150	(14,015)	12,025	(25,428)
Income tax provision	1,281	(5,284)	2,718	(9,672)
Net income (loss)	4,869	(8,731)	9,307	(15,756)
U.S Treasury preferred dividends	372	373	745	682
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,497	($9,104)	$8,562	($16,438)

PER SHARE DATA:
Net income (loss) per average common share - basic	$0.37	($1.01)	$0.71	($1.83)
Net income (loss) per average common share - diluted	$0.37	($1.01)	$0.71	($1.83)

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands) (Unaudited)	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,307	($15,756)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for loan losses	283	(80)
Realized (gains) losses on available-for-sale securities, net	(377)	35,674
Loss on sale of foreclosed assets, net	36	10
Depreciation expense	1,209	1,433
(Gain) loss on disposition of premises and equipment	(449)	8
Accretion and amortization on securities, net	1,273	20
Accretion and amortization on loans, deposits and borrowings, net	(126)	(176)
Increase in cash surrender value of life insurance	(231)	(277)
Stock-based compensation	32	314
Amortization of core deposit intangibles	88	161
Deferred income taxes	440	(7,856)
Origination of mortgage loans for sale	(12,830)	(6,669)
Proceeds from sales of mortgage loans	13,310	5,688
Net decrease in trading securities	1,045	116
Decrease (increase) in accrued interest receivable and other assets	3,371	(6,422)
Decrease in accrued interest payable and other liabilities	(253)	(245)
Net Cash Provided by Operating Activities	16,128	5,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	300	4
Proceeds from sales of available-for-sale securities	45,522	14,452
Proceeds from calls and maturities of available-for-sale securities	85,954	31,779
Purchase of available-for-sale securities	(159,082)	(61,178)
Purchase of Federal Home Loan Bank of Pittsburgh stock	0	(4)
Net (increase) decrease in loans	(3,202)	16,519
Purchase of premises and equipment	(335)	(650)
Return of principal on limited liability entity investments	23	26
Proceeds from disposition of premises and equipment	100	0
Proceeds from sale of foreclosed assets	408	320
Net Cash (Used in) Provided by Investing Activities	(30,312)	1,268
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	41,746	21,874
Net (decrease) in short-term borrowings	(11,097)	(9,157)
Repayments of long-term borrowings	(22,300)	(15,151)
Issuance of US Treasury preferred stock and warrant	0	26,409
Sale of treasury stock	0	30
Tax benefit from compensation plans	18	92
US Treasury preferred dividends paid	(662)	(427)
Common dividends paid	(1,934)	(3,630)
Net Cash Provided by Financing Activities	5,771	20,040
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,413)	27,251
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	92,065	24,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,652	$51,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$434	$954
Interest paid	$10,566	$13,049
Income taxes paid	$176	$1,275
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2010 and 2009
(In Thousands Except Per Share Data)					Accum. Other	Unamortized
(Unaudited)	Preferred	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Six Months Ended June 30, 2010:
Balance, January 1, 2010	$25,749	$12,374	$66,833	$53,027	($891)	($107)	($4,575)	$152,410
Comprehensive income:
Net income				9,307				9,307
Unrealized gain on securities, net
of reclassification and tax					2,206			2,206
Other comprehensive income related
to defined benefit plans					118			118
Total comprehensive income								11,631
Accretion of discount associated with
U.S. Treasury preferred stock	84			(84)				0
Cash dividends - U.S. Treasury preferred				(661)				(661)
Cash dividends declared on common
stock, $.17 per share				(2,061)				(2,061)
Common shares issued for dividend
reinvestment plan		10	116					126
Restricted stock granted			(59)			(100)	159	0
Forfeiture of restricted stock			(2)			17	(15)	0
Stock-based compensation expense						32		32
Tax benefit from employee benefit plan				18				18
Balance, June 30, 2010	$25,833	$12,384	$66,888	$59,546	$1,433	($158)	($4,431)	$161,495
Six Months Ended June 30, 2009:
Balance, January 1, 2009	$0	$9,284	$44,308	$97,757	($23,214)	($48)	($6,061)	$122,026
Comprehensive (loss) income:
Net loss				(15,756)				(15,756)
Unrealized gain on securities, net
of reclassification and tax					7,938			7,938
Other comprehensive loss related
to defined benefit plans					(261)			(261)
Total comprehensive loss								(8,079)
Reclassify non-credit portion of other-
than-temporary impairment losses
recognized in prior period				2,378	(2,378)			0
Issuance of U.S. Treasury preferred	25,588		821					26,409
Accretion of discount associated with
U.S. Treasury preferred stock	76			(76)				0
Cash dividends - U.S. Treasury preferred				(606)				(606)
Cash dividends declared on common
stock, $.48 per share				(4,303)				(4,303)
Shares issued for dividend
reinvestment plan			46				629	675
Shares issued from treasury related to
exercise of stock options			(4)				34	30
Restricted stock granted			10			(79)	69	0
Forfeiture of restricted stock			(1)			3	(2)	0
Stock-based compensation expense			273			41		314
Tax benefit from employee benefit plan				92				92
Balance, June 30, 2009	$25,664	$9,284	$45,453	$79,486	($17,915)	($83)	($5,331)	$136,558
The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2009, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  Certain 2009 information has been reclassified for consistency with the 2010 presentation.

Operating results reported for the three- and six-months ended June 30, 2010 might not be indicative of the results for the year ending December 31, 2010. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2. PER COMMON SHARE DATA

Basic net income (loss) per average common share represents income (loss) available to common shareholders divided by the weighted-average number of shares of common stock outstanding.  For all periods presented, all outstanding stock options and the warrant (issued in January 2009) are anti-dilutive, and are therefore excluded in determining diluted income (loss) per common share.

	Net Income
	(Loss)	Weighted-	Earnings
	Available	Average	(Loss)
	to Common	Common	Per
	Shareholders	Shares	Share
Six Months Ended June 30, 2010
Earnings per common share – basic and diluted	$ 8,562,000	12,119,358	$0.71

Six Months Ended June 30, 2009
Earnings per common share – basic and diluted	$ (16,438,000)	8,964,850	($1.83)

Quarter Ended June 30, 2010
Earnings per common share – basic and diluted	$ 4,497,000	12,125,072	$0.37

Quarter Ended June 30, 2009
Earnings per common share – basic and diluted	$ (9,104,000)	8,973,531	($1.01)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$4,869	($8,731)	$9,307	($15,756)

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	3,966	(9,517)	3,724	(23,647)
Reclassification adjustment for (gains) losses realized in income	(319)	18,995	(377)	35,674
Other comprehensive gain before income tax	3,647	9,478	3,347	12,027
Income tax related to other comprehensive gain	1,245	3,222	1,141	4,089
Other comprehensive gain on available-for-sale securities	2,402	6,256	2,206	7,938

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in
accumulated other comprehensive income (loss)	(14)	(209)	152	(462)
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	13	54	27	66
Other comprehensive (loss) gain before income tax	(1)	(155)	179	(396)
Income tax related to other comprehensive (loss) gain	0	(53)	61	(135)
Other comprehensive (loss) gain on unfunded retirement obligations	(1)	(102)	118	(261)

Net other comprehensive gain	2,401	6,154	2,324	7,677

Total comprehensive income (loss)	$7,270	($2,577)	$11,631	($8,079)

The Corporation recognized other comprehensive income of $52,000 before income tax ($34,000 after income tax) related to available-for-sale debt securities for which a portion of an other-than-temporary impairment (OTTI) loss has been recognized in earnings in the six months ended June 30, 2010, including other comprehensive income of $2,000 before income tax ($1,000 after income tax) in the second quarter 2010.  In the six-month period ended June 30, 2009, the Corporation recognized other comprehensive loss of $6,495,000 before income tax ($4,287,000 after income tax) related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.  In the second quarter 2009, the Corporation recognized other comprehensive income of $1,806,000 before income tax, or $1,192,000 after income tax, related to available-for-sale securities for which a portion of an OTTI loss has been recognized in earnings.

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	Dec. 31,
	2010	2009
Net unrealized gain (loss) on available-for-sale securities	$2,580	($767)
Tax effect	(896)	245
Net-of-tax amount	1,684	(522)

Unrealized loss on defined benefit plans	(380)	(559)
Tax effect	129	190
Net-of-tax amount	(251)	(369)

Total accumulated other comprehensive income (loss)	$1,433	($891)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

At June 30, 2010 and December 31, 2009, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		June 30, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$5,031	$51,495	$0	$56,526
Obligations of states and political subdivisions	1,193	108,619	0	109,812
Mortgage-backed securities	0	145,782	0	145,782
Collateralized mortgage obligations,
Issued by U.S. Government agencies	19,681	73,646	0	93,327
Corporate bonds	0	1,036	0	1,036
Trust preferred securities issued by individual institutions	0	5,543	240	5,783
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,000	8,000
Other collateralized debt obligations	0	690	0	690
Total debt securities	25,905	386,811	8,240	420,956
Marketable equity securities	5,290	0	0	5,290
Total available-for-sale securities	$31,195	$386,811	$8,240	$426,246

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2009
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$13,512	$35,481	$0	$48,993
Obligations of states and political subdivisions	0	104,990	0	104,990
Mortgage-backed securities	5,212	151,166	0	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	5,095	42,613	0	47,708
Private label	0	15,494	0	15,494
Corporate bonds	0	1,041	0	1,041
Trust preferred securities issued by individual institutions	0	5,218	800	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	8,199
Pooled trust preferred securities - mezzanine tranches	0	0	115	115
Other collateralized debt obligations	0	690	0	690
Total debt securities	23,819	356,693	9,114	389,626
Marketable equity securities	6,662	0	0	6,662
Total available-for-sale securities	30,481	356,693	9,114	396,288

TRADING SECURITIES,
Obligations of states and political subdivisions	0	1,045	0	1,045

Total	$30,481	$357,738	$9,114	$397,333

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

At June 30, 2010, management calculated the fair value of the Corporation’s senior tranche pooled trust-preferred security by applying a discount rate to the estimated cash flows.  Management used the cash flow estimates determined using the process described in Note 5 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI).  Management used a discount rate considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the security.  In establishing the discount rate, management considered: (1) the implied discount rate as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rate for the change in the spread between indicative market rates over corresponding risk-free rates in 2010; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimate of cash flows and the discount rate used to calculate the fair value of the pooled trust-preferred security were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of a fair value that would be substantially different than the amount calculated by management.

In the fourth quarter 2009, the Corporation transferred a trust preferred security issued by a financial institution (The South Financial Group, Inc.) to Level 3 from Level 2.  This security was transferred to Level 3 because management had been trying to sell the security since October 2009, but had not been able to obtain a bid from a potential buyer nor otherwise been able to find a price quote.  In April 2010, management received an offer to purchase a portion of the Corporation’s holding and sold a portion of the security held.  The Corporation received total proceeds of $240,000.  Management has valued the remaining portion of the security at June 30, 2010 based on the price from the April 2010 sale.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable information:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2010	2009	2010	2009
	(Current)	(Prior Year)	(Current)	(Prior Year)
Balance, beginning of period	$8,552	$49,833	$9,114	$58,914
Transfers	0	0	0	0
Purchases, issuances and settlements	(321)	(72)	(499)	41
Proceeds from sales	(240)	0	(240)	0
Realized losses, net	0	0	0	(335)
Unrealized losses included in earnings	(2)	(19,176)	(423)	(30,281)
Unrealized gains (losses) included in other
comprehensive income	251	6,885	288	9,131
Balance, end of period	$8,240	$37,470	$8,240	$37,470

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 5, and are included in net impairment losses recognized in earnings in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans and foreclosed real estate assets held for sale.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at June 30, 2010 and December 31, 2009 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $1,488,000 at June 30, 2010 and $1,564,000 at December 31, 2009.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $863,000 at June 30, 2010 and $873,000 at December 31, 2009.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2010 and December 31, 2009. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:
(In Thousands)	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$83,652	$83,652	$92,065	$92,065
Trading securities	0	0	1,045	1,045
Available-for-sale securities	426,246	426,246	396,288	396,288
Held-to-maturity securities	0	0	300	302
Restricted equity securities	8,965	8,965	8,970	8,970
Loans, net	715,363	720,453	713,338	719,689
Accrued interest receivable	5,229	5,229	5,613	5,613

Financial liabilities:
Deposits	968,540	976,258	926,789	935,380
Short-term borrowings	28,132	27,702	39,229	38,970
Long-term borrowings	173,831	194,297	196,242	218,767
Accrued interest payable	521	521	681	681

5. SECURITIES

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2010 and December 31, 2009 are summarized as follows:
		June 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$56,137	$389	$0	$56,526
Obligations of states and political subdivisions	112,319	1,670	(4,177)	109,812
Mortgage-backed securities	139,306	6,476	0	145,782
Collateralized mortgage obligations,
Issued by U.S. Government agencies	92,460	900	(33)	93,327
Corporate bonds	1,000	36	0	1,036
Trust preferred securities issued by individual institutions	6,468	0	(685)	5,783
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,047	0	(3,047)	8,000
Other collateralized debt obligations	690	0	0	690
Total debt securities	419,427	9,471	(7,942)	420,956
Marketable equity securities	4,239	1,149	(98)	5,290
Total	$423,666	$10,620	($8,040)	$426,246

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$48,949	$131	($87)	$48,993
Obligations of states and political subdivisions	109,109	1,487	(5,606)	104,990
Mortgage-backed securities	150,700	5,700	(22)	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	47,083	898	(273)	47,708
Private label	15,465	50	(21)	15,494
Corporate bonds	1,000	41	0	1,041
Trust preferred securities issued by individual institutions	7,043	0	(1,025)	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,383	0	(3,184)	8,199
Pooled trust preferred securities - mezzanine tranches	266	0	(151)	115
Other collateralized debt obligations	690	0	0	690
Total debt securities	391,688	8,307	(10,369)	389,626
Marketable equity securities	5,367	1,295	0	6,662
Total	$397,055	$9,602	($10,369)	$396,288

HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$300	$2	$0	$302

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

June 30, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of states and political subdivisions	$16,120	($331)	$37,345	($3,846)	$53,465	($4,177)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	18,545	(33)	0	0	18,545	(33)
Trust preferred securities issued by individual institutions	0	0	5,543	(685)	5,543	(685)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	8,000	(3,047)	8,000	(3,047)
Total debt securities	34,665	(364)	50,888	(7,578)	85,553	(7,942)
Marketable equity securities	898	(98)	0	0	898	(98)
Total temporarily impaired available-for-sale
securities	$35,563	($462)	$50,888	($7,578)	$86,451	($8,040)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2009	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$17,796	($87)	$0	$0	$17,796	($87)
Obligations of states and political subdivisions	19,001	(422)	36,939	(5,184)	55,940	(5,606)
Mortgage-backed securities	3,544	(21)	20	(1)	3,564	(22)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	18,229	(273)	0	0	18,229	(273)
Private label	0	0	3,219	(21)	3,219	(21)
Trust preferred securities issued by individual institutions	0	0	5,218	(1,025)	5,218	(1,025)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	(3,184)	8,199	(3,184)
Pooled trust preferred securities - mezzanine tranches	0	0	115	(151)	115	(151)
Total temporarily impaired available-for-sale
securities	$58,570	($803)	$53,710	($9,566)	$112,280	($10,369)

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

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Trust preferred securities issued by individual institutions	$0	$0	($320)	$0
Pooled trust preferred securities - mezzanine tranches	(2)	(19,176)	(103)	(30,281)
Marketable equity securities (bank stocks)	0	(604)	(10)	(6,179)
Net impairment losses recognized in earnings	($2)	($19,780)	($433)	($36,460)

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2010 is provided below.

Debt Securities

At June 30, 2010, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Except as reflected in the table above and described below, based on the results of the assessment, management believes impairment of these debt securities, including the municipal bonds with no external ratings, at June 30, 2010 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At June 30, 2010, the total amortized cost basis of municipal bonds with no external credit ratings totaled $27,016,000, with an aggregate unrealized loss of $2,374,000.  At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios.  However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides information related to trust preferred securities issued by individual institutions as of June 30, 2010:

(In Thousands)						Moody's/
					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings

Astoria Capital Trust I	Astoria Financial Corporation	$5,228	$4,646	($582)	$0	Baa3/BB-/BB-

Carolina First Mortgage Loan Trust	The South Financial Group, Inc.	240	240	0	(1,769)	NR

Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	897	(103)	0	NR

Total		$6,468	$5,783	($685)	($1,769)

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

As of each quarter-end in 2009 and 2010, management evaluated pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers.  In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service.  Management calculated the present value of each security based on the current book yield, adjusted for future changes in 3-month LIBOR (which is the index rate on the Corporation’s adjustable-rate pooled trust-preferred securities) based on the applicable forward curve.

In the third quarter 2009, management made significant changes in assumptions regarding future deferrals and defaults, in comparison to assumptions used in the previous four quarters’ analyses.  These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters.  Management selected several of the trust preferred offerings in which the Corporation holds securities, and analyzed the change in deferral or default status, and the change in financial strength rating from the national ratings service used in its quarterly analyses, over the period starting in the third quarter 2008 (which was the first quarter in which the Corporation performed the detailed cash flow analysis for each security) through the second quarter 2009.  Management believes the results of its analysis of the securities selected to be similar to the results that would be produced in an analysis of all of the Corporation’s pooled trust-preferred securities.  The analysis demonstrated that significant credit deterioration had occurred over the previous four quarterly periods, as evidenced in the data by average higher deferrals and defaults, and lower financial strength ratings.  In determining how to apply the results of this analysis, management made two critical assumptions: (1) the deteriorating trend will continue at approximately the same rate over the next four quarters, and (2) every issuer (bank) that would be assumed to defer payment within the next four quarters, based on the trend reflected in the data, would eventually default with no recovery.  At June 30, 2010, management’s assumptions regarding future deferrals and defaults were consistent with the revisions established in the third quarter 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

As of June 30, 2010, the Corporation’s investment in a senior tranche security (the senior tranche of MM Caps Funding I, Ltd., for which the Corporation also owns an investment in the mezzanine tranche security) has an investment grade rating.  The senior tranche security, with an amortized cost of $11,047,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of June 30, 2010.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of June 30, 2010:

Pooled Trust Preferred Securities -
Mezzanine Tranches
(In Thousands)				OTTI in	OTTI in
				3 Months	6 Months
				Ended	Ended
	Amortized	Fair	Unrealized	June 30,	June 30,	Cumulative
Description	Cost	Value	Gain	2010	2010	OTTI
MMCAPS Funding I, Ltd.	$0	$0	$0	($2)	($2)	($5,833)
U.S. Capital Funding II, Ltd. (B-1)	0	0	0	0	(40)	(1,992)
U.S. Capital Funding II, Ltd. (B-2)	0	0	0	0	(61)	(2,973)
ALESCO Preferred Funding VI, Ltd.	0	0	0	0	0	(2,018)
ALESCO Preferred Funding IX, Ltd.	0	0	0	0	0	(2,988)
Preferred Term Securities XVIII, Ltd.	0	0	0	0	0	(7,293)
Preferred Term Securities XXI, Ltd.	0	0	0	0	0	(1,502)
Preferred Term Securities XXIII, Ltd. (C-1)	0	0	0	0	0	(3,466)
Preferred Term Securities XXIII, Ltd. (D-1)	0	0	0	0	0	(5,024)
Tropic CDO III, Ltd.	0	0	0	0	0	(6,970)
Total	$0	$0	$0	($2)	($103)	($40,059)

The table that follows provides additional information related to the senior tranche and mezzanine tranche pooled trust-preferred securities that had not been completely written off prior to the second quarter 2010:

Expected
			Actual	Additional
			Deferrals	Net Deferrals
			and	and	Excess
	Number	Moody's/	Defaults	Defaults	Subordination
	of Banks	Fitch	as % of	as % of	as % of
	Currently	Credit	Outstanding	Performing	Performing
Description	Performing	Ratings (1)	Collateral	Collateral	Collateral
MMCAPS Funding I, Ltd. - Senior Tranche	21	A3/A (2)	21.6%	47.1%	26.2%
MMCAPS Funding I, Ltd. - Mezzanine	21	Ca/C	21.6%	47.1%	-13.2%

(1) The table above presents ratings information as of June 30, 2010.
(2) Fitch has placed the Senior Tranche security on Negative Watch.

In the table above, “Excess Subordination as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows:   (Total face value of performing collateral – Face value of all outstanding note balances not subordinate to our investment)/Total face value of performing collateral.

The Excess Subordination Ratio measures the extent to which there may be tranches within each pooled trust preferred structure available to absorb credit losses before the Corporation’s securities would be impacted.  The positive Excess Subordination Ratio for the senior tranche security signifies there is some support from subordinate tranches available to absorb losses before the Corporation’s investment would be impacted, while the negative Excess Subordination Ratio for the mezzanine tranche security indicates there is no support.  A negative Excess Subordination Ratio is not definitive, in isolation, for determining whether or not OTTI should be recorded for a pooled trust preferred security.  Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers (the issuers typically pay higher rates of interest than are paid out to the note holders).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Corporation’s pre-tax loss from pooled trust-preferred securities in the three months ended June 30, 2010 amounted to $2,000, with a pre-tax gain included in other comprehensive income of $2,000. Total OTTI from pooled trust-preferred securities in the six months ended June 30, 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $103,000, with a pre-tax other comprehensive gain of $52,000 included in other comprehensive income.  In the three months ended June 30, 2009, total OTTI from pooled trust-preferred securities amounted to $17,370,000, including a pre-tax loss reflected in earnings of $19,176,000 and a pre-tax other comprehensive gain of $1,806,000. In the six months ended June 30, 2009, total OTTI from pooled trust-preferred securities was $36,776,000, including a pre-tax loss reflected in earnings of $30,281,000 and a pre-tax other comprehensive loss of $6,495,000.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

(In Thousands)
	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income,
beginning of period (as measured effective January 1, 2009
upon adoption of ASC Topic 320)	($5,831)	($13,467)	($10,695)	($2,362)

Additional credit loss for which an OTTI was not previously
recognized	0	(5,197)	0	(23,020)

Reduction for securities losses realized during the period	5,833	9,311	10,798	9,311

Additional credit loss for which an OTTI was previously
recognized when the Corporation does not intend to sell
the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its
amortized cost basis	(2)	(13,979)	(103)	(7,261)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income,
end of period	$0	($23,332)	$0	($23,332)

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes  OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2010 and December 31, 2009 consisted exclusively of stocks of banking companies.  The Corporation recorded no OTTI on bank stocks in the second quarter 2010 but recorded OTTI totaling $10,000 in the first six months of 2010.  The Corporation recorded OTTI totaling $604,000 for the second quarter 2009 and $6,179,000 in the first six months of 2009.  Management’s decision to record OTTI losses on bank stocks was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement subsequent to March 31, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Realized gains from sales of bank stocks totaled $134,000 in the three months ended June 30, 2010 including $42,000 of realized gains from sales of stocks for which an OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $483,000 in the six months ended June 30, 2010 including $326,000 of realized gains from sales of stocks for which an OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $755,000 in the three months ended June 30, 2009 including $261,000 of realized gains from sales of stocks for which an OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $1,032,000 in the six months ended June 30, 2009 including $291,000 of realized gains from sales of stocks for which an OTTI had been previously recognized. Management evaluated all impaired bank stocks held at June 30, 2010 and determined that none of the Corporation’s holdings were other than temporarily impaired.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh in an amount determined based on outstanding advances, unused borrowing capacity and other factors.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  At June 30, 2010 and December 31, 2009, C&N Bank’s investment in FHLB-Pittsburgh stock, which was included in Other Assets in the consolidated balance sheet, was $8,585,000.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2010 and December 31, 2009.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

6. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage.  Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at June 30, 2010 and December 31, 2009, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the table that follows.  The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$0	$0	$34	$37
Interest cost	34	0	45	47
Expected return on plan assets	(33)	0	0	0
Amortization of transition obligation	0	0	18	18
Amortization of prior service cost	0	0	7	7
Recognized net actuarial loss	2	0	0	0
Net periodic benefit cost	$3	$0	$104	$109

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$0	$0	$17	$18
Interest cost	17	0	23	24
Expected return on plan assets	(16)	0	0	0
Amortization of transition obligation	0	0	9	9
Amortization of prior service cost	0	0	3	4
Recognized net actuarial loss	1	0	0	0
Net periodic benefit cost	$2	$0	$52	$55

In the first six months of 2010, the Corporation funded postretirement contributions totaling $31,000, with estimated annual postretirement contributions of $62,000 expected in 2010 for the full year.  Based upon the related actuarial reports, the Corporation has no required contributions to the Citizens Trust Company Retirement Plan for the 2010 plan year; however, the Corporation may elect to make discretionary contributions later in 2010.

7. STOCK-BASED COMPENSATION PLANS

In 2010, the Corporation has made no awards of stock options.  In the first quarter 2009, the Corporation granted options to purchase a total of 79,162 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans.  The exercise price for the 2009 awards is $19.88 per share, based on the market price as of the date of grant.

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

In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan.  This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.  Also, vesting may not occur prior to the Corporation’s redemption of preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program.  In the first quarter 2009, the Corporation awarded a total of 3,890 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  For restricted stock awards granted under the Stock Incentive Plan in 2009 and 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  The Corporation did not meet the ROAE target for the 2009 plan year, and accordingly, the participants did not vest in the applicable shares associated with 2009 and 2008 restricted stock awards.  The Corporation met the ROAE target for the 2008 plan year, and accordingly, in January 2009, the participants vested in 1/3 of the restricted shares awarded in 2008.  Management has estimated restricted stock expense in the first six months of 2010 based on assumptions that the Corporation will redeem the TARP preferred stock within three years, and that the ROAE target for 2010 will be met.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total stock-based compensation expense is as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Stock options	$0	$103	$0	$273
Restricted stock	19	21	32	41

Total	$19	$124	$32	$314

8. INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset at June 30, 2010 and December 31, 2009:
(In Thousands)
	June 30,	Dec. 31,
	2010	2009
Deferred tax assets:
Unrealized holding losses on securities	$0	($247)
Defined benefit plans - FASB 158	(133)	(194)
Net realized losses on securities	(15,741)	(16,052)
Allowance for loan losses	(2,950)	(2,871)
Credit for alternative minimum tax paid	(3,573)	(3,495)
Low income housing tax credits	0	(685)
Other deferred tax assets	(1,131)	(1,097)
	(23,528)	(24,641)
Valuation allowance	148	373

Total deferred tax assets	(23,380)	(24,268)
Deferred tax liabilities:
Unrealized holding gains on securities	899	0
Bank premises and equipment	1,706	1,798
Core deposit intangibles	143	175
Other deferred tax liabilities	242	258
Total deferred tax liabilities	2,990	2,231
Deferred tax asset, net	$(20,390)	$(22,037)

Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through June 30, 2010. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes. The valuation allowance of $148,000 at June 30, 2010 and $373,000 at December 31, 2009 reflects the estimated amount of tax benefits associated with capital assets that is dependent upon realization of future capital gains.

The Corporation has available, unused tax credits arising from investments in low income and elderly housing projects. These tax credits may provide future benefits and if unused, would expire in varying annual amounts from 2024 through 2029. The reduction in the deferred tax asset associated with low income housing tax credits at June 30, 2010 to $0 from $685,000 at December 31, 2009 resulted from estimated realization of the credits based on management’s calculation of taxable income generated in the first six months of 2010. The amount of low income housing income tax credits realized in 2010, if any, will depend on the Corporation’s taxable income for the year ending December 31, 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision (credit) for income tax for the 3-month and 6-month periods ended June 30, 2010 and 2009 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates are as follows:
(In Thousands)
	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2010	2009	2010	2009
	(Current)	(Prior Year)	(Current)	(Prior Year)
Income (loss) before income tax provision	$6,150	($14,015)	$12,025	($25,428)
Income tax provision	1,281	(5,284)	2,718	(9,672)

Effective tax rate	20.83%	37.70%	22.60%	38.04%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.  Also, the effective tax rate for the 3-month and 6-month periods ended June 30, 2010 reflects the $225,000 reduction in the valuation allowance on deferred tax assets associated with capital assets in the second quarter 2010, as referred to above.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns.  The Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2006.

9. PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM

On January 16, 2009, the Corporation issued 26,440 shares of Series A Preferred Stock (“Preferred Stock”) and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share. The Corporation sold the Preferred Stock and Warrant to the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “Program”) for an aggregate price of $26,440,000.  The Preferred Stock paid a cumulative dividend rate of 5% per annum.

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

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity.  Proceeds from the transaction, net of direct issuance costs of $31,000, were allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance.  The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes-Merton option model.  The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000.  As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000.  In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount was therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%.  Total dividends on Preferred Stock have been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Earnings.  Dividends on Preferred Stock include quarterly dividends paid, plus dividends accrued based on the stated value and the accretion of the discount on Preferred Stock.  The accretion of the discount on Preferred Stock was $84,000 in the six-month period ended June 30, 2010 and $76,000 in the six-month period ended June 30, 2009.

On August 4, 2010, the Corporation repurchased all of the Preferred Stock.  The total payment was $26,730,000, including accrued dividends through that date of $290,000.  As a result of the repurchase, the Corporation will record accelerated discount accretion of $607,000, which will be deducted from net income in determining net income available to common shareholders in the third quarter.  As a result of repurchasing the Preferred Stock, the Corporation may initiate negotiations with the Treasury for repurchase of the Warrant by August 19, 2010.  Repurchase of the warrant, if completed, will not impact net income available to common shareholders.

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

REFERENCES TO 2010 AND 2009

Unless otherwise noted, all references to “2010” in the following discussion of operating results are intended to mean the six months ended June 30, 2010, and similarly, references to “2009” relate to the six months ended June 30, 2009.

EARNINGS OVERVIEW

In the second quarter 2010, positive net income available to common shareholders was $4,497,000, or $0.37 per share – basic and diluted, up from $4,065,000, or $0.34 per share - basic and diluted in the first quarter 2010 and as compared to a net loss of $9,104,000, or $1.01 per share in the second quarter 2009.  Pre-tax realized gains from available-for-sale securities totaled $319,000 in the second quarter 2010, and $58,000 in the first quarter 2010, while second quarter 2009 results were significantly impacted by pre-tax realized losses from securities totaling $18,995,000.

For the six months ended June 30, 2010, net income available to common shareholders was $8,562,000, or $0.71 per share – basic and diluted.  For the first six months of 2009, C&N’s net loss of $16,438,000, or $1.83 per share, included the effects of pre-tax realized losses from securities totaling $35,674,000.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

This report contains supplemental financial information determined by a method other than in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”).  Management uses this non-GAAP measure in its analysis of the Corporation’s performance.  This measure, Core Earnings, excludes the effects of other-than-temporary impairment (“OTTI”) losses on available-for-sale securities and realized gains on securities for which OTTI has previously been recognized.  Management believes the presentation of this financial measure, which excludes the impact of the specified items, provides useful supplemental information that is essential to a proper understanding of the financial results of the Corporation.  The Core Earnings measure provides a method to assess operating performance excluding some of the impact of market volatility related to investments in securities. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
(In thousands, except per-share data)

	2nd	1st	2nd	6 Months Ended
	Quarter	Quarter	Quarter	June 30,	June 30,
	2010	2010	2009	2010	2009
Net income (loss) available to common shareholders	$4,497	$4,065	($9,104)	$8,562	($16,438)
Other-than-temporary impairment losses on available-for-sale securities	(2)	(431)	(19,780)	(433)	(36,460)
Realized gains on assets previously written down	51	284	261	335	291
Other-than-temporary impairment losses on available-for-sale securities, net of related gains	49	(147)	(19,519)	(98)	(36,169)
Income taxes (1)	208	50	6,636	258	12,298
Other-than-temporary impairment losses, net	257	(97)	(12,883)	160	(23,871)
Core earnings available to common shareholders	$4,240	$4,162	$3,779	$8,402	$7,433

Net income (loss) per share – diluted	$0.37	$0.34	($1.01)	$0.71	($1.83)
Core earnings per share – diluted	$0.35	$0.34	$0.42	$0.69	$0.83
Weighted average shares outstanding – diluted	12,125,072	12,113,584	8,973,531	12,119,358	8,964,850
Weighted average shares outstanding - diluted - used in core earnings per share calculations	12,125,072	12,113,584	8,987,999	12,119,358	8,973,687

(1) Income tax has been allocated to the non-core losses at 34%, adjusted for a valuation allowance on deferred tax assets associated with losses from securities classified as capital assets for federal income tax reporting purposes. A valuation allowance of $886,000 was recorded in the third quarter 2009, was reduced to $373,000 in the fourth quarter 2009 and was further reduced to $148,000 in the second quarter 2010.

Core earnings per share-diluted was $0.35 in the second quarter 2010, up $0.01 from the immediately previous quarter, and $0.07 lower than second quarter 2009 results.  For the first six months of 2010, core earnings per share – diluted was $0.69, off from $0.83 for the first six months of 2009.  Although the dollar amount of core earnings was higher in 2010 than in 2009 for each period presented above, the number of weighted average common shares outstanding was higher in 2010, reflecting the effects of the issuance of shares of common stock in a public offering in December 2009 that raised capital of $21.4 million, net of offering costs.  The higher amount of Core Earnings in the first six months of 2010 as compared to the corresponding period in 2009 reflected the net impact of several significant factors, as follows:

•
Noninterest expense was $2,773,000, or 15.6%, lower in 2010.  Compensation-related expense was $779,000 lower in 2010, including a net reduction in stock-based compensation of $283,000 and the impact of a $215,000 reduction in health insurance costs associated with settlement of the difference between estimated and actual claims from the previous plan year.  FDIC insurance assessments totaled $819,000 in the first six months of 2010, which was $439,000 lower than the corresponding amount for the first six months of 2009.  In the second quarter 2009, the FDIC made a special assessment on all banks, which included an assessment to C&N of $589,000.  Furniture and equipment-related expense fell $266,000 in the first six months of 2010 as compared to the prior year, mainly because most of the core banking computer software and related hardware (purchased in 2004) has become fully amortized.  In the second quarter 2010, noninterest expense also was reduced $245,000 as a result of a reduction in estimated reserves associated with credit-related insurance.

•
Noninterest revenue was $811,000, or 13.9%, higher in 2010, including the impact of a pre-tax gain of $448,000 from the exchange of property at one of the banking locations in the first quarter 2010.  Revenue from mortgages originated and sold in the secondary market, along with related servicing revenue, increased $161,000 in 2010, and revenue from debit card-related interchange fees increased $100,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

•	The net interest margin was $1,319,000, or 6.0%, lower in 2010, reflecting the effects of a lower average return on securities, and a lower average balance of loans outstanding.

•	The provision for loan losses was $283,000 in the first six months of 2010, or $363,000 higher than the net credit of $80,000 recorded in the first six months of 2009.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2009	2009	2009	2009
Interest income	$15,386	$15,733	$16,256	$16,808	$17,341	$17,571
Interest expense	5,036	5,260	5,670	6,016	6,164	6,606
Net interest income	10,350	10,473	10,586	10,792	11,177	10,965
Provision (credit) for loan losses	76	207	126	634	93	(173)
Net interest income after provision for loan losses	10,274	10,266	10,460	10,158	11,084	11,138
Other income	3,186	3,445	3,567	3,282	3,054	2,766
Net gains (losses) on available-for-sale securities	319	58	(318)	(47,848)	(18,995)	(16,679)
Other expenses	7,629	7,894	7,586	8,277	9,158	8,638
Income (loss) before income tax provision	6,150	5,875	6,123	(42,685)	(14,015)	(11,413)
Income tax provision (credit)	1,281	1,437	1,508	(14,491)	(5,284)	(4,388)
Net income (loss)	4,869	4,438	4,615	(28,194)	(8,731)	(7,025)
US Treasury preferred dividends	372	373	373	373	373	309
Net income (loss) available to common shareholders	$4,497	$4,065	$4,242	($28,567)	($9,104)	($7,334)
Net income (loss) per common share – basic	$0.37	$0.34	$0.42	($3.17)	($1.01)	($0.82)
Net income (loss) per common share – diluted	$0.37	$0.34	$0.42	($3.17)	($1.01)	($0.82)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

As described in Note 5 to the consolidated financial statements, management evaluates securities for OTTI.  In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery.  Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions.  Also, management’s estimates of cash flows used to evaluate OTTI of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security.

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2010 and June 30, 2009.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

Six-Month Periods Ended June 30, 2010 and 2009

For the six-month periods, the fully taxable equivalent net interest income was $22,339,000 in 2010, $1,166,000 (5.0%) lower than in 2009.  As shown in Table IV, net changes in volume had the effect of decreasing net interest income $692,000 in 2010 compared to 2009, and interest rate changes had the effect of decreasing net interest income $474,000. The most significant components of the volume change in net interest income in 2010 were: a decrease in interest income of $1,332,000 attributable to a reduction in the balance of taxable available-for-sale securities and a decrease in interest expense of $777,000 attributable to a reduction in the balance of long-term borrowed funds. The most significant components of the rate change in net interest income in 2010 were: an decrease in interest income of $2,018,000 attributable to lower rates earned on taxable available-for-sale securities and a decrease in interest expense of $1,863,000 due to lower rates paid on interest-bearing deposits. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.43% in 2010, as compared to 3.44% in 2009.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $32,635,000 in 2010, a decrease of 10.0% from 2009.  Income from available-for-sale securities decreased $2,884,000 (23.4%), while interest and fees from loans decreased $759,000, or 3.2%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2010 decreased to $424,286,000, a decrease of $39,984,000, or 8.6% from 2009.  During 2009 and 2010, the Corporation increased the size of its tax-exempt municipal security portfolio, while shrinking the taxable available-for-sale securities portfolio. The Corporation’s yield on taxable securities fell in 2009 and 2010 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less.  In addition to the impact of falling rates, the Corporation’s yield on taxable securities was also negatively affected in 2010 by higher-than-expected prepayments on mortgage-backed securities; these prepayments were caused by procedural changes by the U.S. Government agencies that issued the securities. The average rate of return on available-for-sale securities was 4.48% for 2010 and 5.34% in 2009.

The average balance of gross loans decreased 1.8% to $719,731,000 in 2010 from $732,992,000 in 2009.  Due to the challenging economic environment and the Corporation’s decision to sell a portion of its newly originated residential mortgages on the secondary market, the Corporation has experienced contraction in the balance of its mortgage and consumer loan portfolios, with slight growth in average commercial loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.48% in 2010 and 6.57% in 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of interest-bearing due from banks increased to $66,605,000 in 2010 from $8,052,000 in 2009. In the last half of 2009 and the first half of 2010, this has consisted primarily of balances held by the Federal Reserve. In the first half of 2009, more overnight funds were invested in Federal funds sold to other banks, which decreased to an average balance of $78,000 in 2010 from $18,029,000 in 2009. Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2009 and 2010 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years. Also, in the second quarter 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the six-month period, interest expense fell $2,474,000, or 19.4%, to $10,296,000 in 2010 from $12,770,000 in 2009. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 2.01% in 2010 from 2.53% in 2009.

Total average deposits (interest-bearing and noninterest-bearing) increased 8.6%, to $945,797,000 in 2010 from $871,139,000 in 2009. This increase has come mainly in interest checking, individual retirement accounts, and demand deposits. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts have decreased significantly in 2010 as compared to 2009. As shown in Table IV, decreases in rates reduced interest expense on deposits by $1,863,000.

Total average borrowed funds decreased $45,528,000 to $225,785,000 in 2010 from $271,313,000 in 2009. During 2009 and early 2010, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.64% in 2010, down from 3.78% in 2009. This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

Three-Month Periods Ended June 30, 2010 and 2009

Except as noted below, significant changes in the three-month results are consistent with the discussion of the six-month results provided in the previous section.

For the three-month periods, the fully taxable equivalent net interest income was $11,112,000 in 2010, $796,000 (6.7%) lower than in 2009. As shown in Table IV, net changes in volume had the effect of decreasing net interest income $221,000 in 2010 compared to 2009, and interest rate changes had the effect of increasing net interest income $575,000. As presented in Table III, the “Interest Rate Spread” was 3.35% in 2010, as compared to 3.51% in 2009.

Interest income totaled $16,148,000 in 2010, a decrease of 10.6% from 2009. Income from available-for-sale securities decreased $1,569,000, while interest and fees from loans decreased $365,000, or 3.1%. As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2010 decreased to $433,645,000, a decrease of $30,944,000, or 6.7% from 2009. The average rate of return on available-for-sale securities was 4.17% for 2010 and 5.26% in 2009. For the three-month period, the average balance of gross loans decreased 1.6% to $719,204,000 in 2010 from $730,493,000 in 2009. The average rate of return on loans was 6.47% in 2010 and 6.59% in 2009. The average balance of interest-bearing due from banks, mainly from balances held by the Federal Reserve, increased to $66,326,000 in 2010 from $8,139,000 in 2009, while the average balance of Federal funds sold fell to $96,000 in 2010 from $16,840,000 in 2009.

For the three-month period, interest expense fell $1,128,000, or 18.3%, to $5,036,000 in 2010 from $6,164,000 in 2009. Total average deposits (interest-bearing and noninterest-bearing) increased 9.2%, to $960,211,000 in 2010 from $879,508,000 in 2009. Total average borrowed funds decreased $44,913,000 to $218,322,000 in 2010 from $263,235,000 in 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,756	$4,422	($1,666)	$5,919	$9,269	($3,350)
Tax-exempt	1,753	1,656	97	3,497	3,031	466
Total available-for-sale securities	4,509	6,078	(1,569)	9,416	12,300	(2,884)
Held-to-maturity securities,
Taxable	0	6	(6)	2	12	(10)
Trading securities	0	12	(12)	2	46	(44)
Interest-bearing due from banks	38	3	35	76	4	72
Federal funds sold	0	7	(7)	0	15	(15)
Loans:
Taxable	11,009	11,356	(347)	21,959	22,713	(754)
Tax-exempt	592	610	(18)	1,180	1,185	(5)
Total loans	11,601	11,966	(365)	23,139	23,898	(759)
Total Interest Income	16,148	18,072	(1,924)	32,635	36,275	(3,640)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	227	219	8	434	424	10
Money market	231	518	(287)	480	1,222	(742)
Savings	47	86	(39)	91	170	(79)
Certificates of deposit	1,299	1,686	(387)	2,725	3,542	(817)
Individual Retirement Accounts	1,252	1,188	64	2,482	2,319	163
Other time deposits	2	2	0	3	3	0
Total interest-bearing deposits	3,058	3,699	(641)	6,215	7,680	(1,465)
Borrowed funds:
Short-term	51	140	(89)	151	310	(159)
Long-term	1,927	2,325	(398)	3,930	4,780	(850)
Total borrowed funds	1,978	2,465	(487)	4,081	5,090	(1,009)
Total Interest Expense	5,036	6,164	(1,128)	10,296	12,770	(2,474)
Net Interest Income	$11,112	$11,908	($796)	$22,339	$23,505	($1,166)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)
	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2010	Return/	6/30/2009	Return/	6/30/2010	Return/	6/30/2009	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$324,555	3.41%	$368,233	4.83%	$315,809	3.78%	$375,496	4.98%
Tax-exempt	109,090	6.45%	96,356	6.91%	108,477	6.50%	88,774	6.89%
Total available-for-sale securities	433,645	4.17%	464,589	5.26%	424,286	4.48%	464,270	5.34%
Held-to-maturity securities,
Taxable	0	0.00%	405	5.96%	76	5.27%	405	5.98%
Trading securities	0	0.00%	744	6.49%	58	6.99%	1,424	6.51%
Interest-bearing due from banks	66,326	0.23%	8,139	0.15%	66,605	0.23%	8,052	0.10%
Federal funds sold	96	0.00%	16,840	0.17%	78	0.00%	18,029	0.17%
Loans:
Taxable	682,956	6.47%	690,685	6.61%	683,425	6.48%	693,940	6.60%
Tax-exempt	36,248	6.55%	39,808	6.16%	36,306	6.55%	39,052	6.12%
Total loans	719,204	6.47%	730,493	6.59%	719,731	6.48%	732,992	6.57%
Total Earning Assets	1,219,271	5.31%	1,221,210	5.95%	1,210,834	5.44%	1,225,172	5.97%
Cash	17,807		17,272		17,367		16,763
Unrealized gain/loss on securities	906		(34,131)		354		(35,998)
Allowance for loan losses	(8,523)		(7,737)		(8,467)		(7,838)
Bank premises and equipment	23,699		25,412		23,930		25,615
Intangible Asset - Core Deposit Intangible	438		711		461		753
Intangible Asset - Goodwill	11,942		11,942		11,942		11,965
Other assets	78,503		62,366		78,846		60,103
Total Assets	$1,344,043		$1,297,045		$1,335,267		$1,296,535

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$144,439	0.63%	$101,040	0.87%	$135,826	0.64%	$97,105	0.88%
Money market	203,567	0.46%	202,818	1.03%	200,313	0.48%	199,859	1.23%
Savings	75,720	0.25%	69,455	0.50%	73,662	0.25%	69,019	0.50%
Certificates of deposit	226,352	2.30%	223,083	3.04%	231,622	2.37%	227,537	3.14%
Individual Retirement Accounts	163,156	3.08%	153,214	3.12%	162,147	3.09%	150,379	3.11%
Other time deposits	1,380	0.58%	1,410	0.57%	1,186	0.51%	1,215	0.50%
Total interest-bearing deposits	814,614	1.51%	751,020	1.98%	804,756	1.56%	745,114	2.08%
Borrowed funds:
Short-term	30,478	0.67%	40,158	1.40%	33,815	0.90%	41,445	1.51%
Long-term	187,844	4.11%	223,077	4.19%	191,970	4.13%	229,868	4.19%
Total borrowed funds	218,322	3.63%	263,235	3.77%	225,785	3.64%	271,313	3.78%
Total Interest-bearing Liabilities	1,032,936	1.96%	1,014,255	2.44%	1,030,541	2.01%	1,016,427	2.53%
Demand deposits	145,597		128,488		141,041		126,025
Other liabilities	7,244		8,947		7,354		7,869
Total Liabilities	1,185,777		1,151,690		1,178,936		1,150,321
Stockholders' equity, excluding
other comprehensive income/loss	157,946		168,327		156,430		170,253
Other comprehensive income/loss	320		(22,972)		(99)		(24,039)
Total Stockholders' Equity	158,266		145,355		156,331		146,214
Total Liabilities and Stockholders' Equity	$1,344,043		$1,297,045		$1,335,267		$1,296,535
Interest Rate Spread		3.35%		3.51%		3.43%		3.44%
Net Interest Income/Earning Assets		3.66%		3.92%		3.72%		3.87%

Total Deposits (Interest-bearing
and Demand)	$960,211		$879,508		$945,797		$871,139

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	3 Months Ended 6/30/10 vs. 6/30/09			6 Months Ended 6/30/10 vs. 6/30/09
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	($463)	($1,203)	($1,666)	($1,332)	($2,018)	($3,350)
Tax-exempt	208	(111)	97	643	(177)	466
Total available-for-sale securities	(255)	(1,314)	(1,569)	(689)	(2,195)	(2,884)
Held-to-maturity securities,
Taxable	(6)	0	(6)	(9)	(1)	(10)
Trading securities	(12)	0	(12)	(46)	2	(44)
Interest-bearing due from banks	34	1	35	58	14	72
Federal funds sold	(4)	(3)	(7)	(8)	(7)	(15)
Loans:
Taxable	(126)	(221)	(347)	(341)	(413)	(754)
Tax-exempt	(56)	38	(18)	(86)	81	(5)
Total loans	(182)	(183)	(365)	(427)	(332)	(759)
Total Interest Income	(425)	(1,499)	(1,924)	(1,121)	(2,519)	(3,640)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	79	(71)	8	142	(132)	10
Money market	2	(289)	(287)	3	(745)	(742)
Savings	6	(45)	(39)	10	(89)	(79)
Certificates of deposit	25	(412)	(387)	63	(880)	(817)
Individual Retirement Accounts	76	(12)	64	180	(17)	163
Total interest-bearing deposits	188	(829)	(641)	398	(1,863)	(1,465)
Borrowed funds:
Short-term	(30)	(59)	(89)	(50)	(109)	(159)
Long-term	(362)	(36)	(398)	(777)	(73)	(850)
Total borrowed funds	(392)	(95)	(487)	(827)	(182)	(1,009)
Total Interest Expense	(204)	(924)	(1,128)	(429)	(2,045)	(2,474)

Net Interest Income	($221)	($575)	($796)	($692)	($474)	($1,166)

(1) Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Service charges on deposit accounts	$1,190	$1,150	$2,283	$2,197
Service charges and fees	210	227	403	417
Trust and financial management revenue	830	870	1,729	1,639
Insurance commissions, fees and premiums	61	76	121	157
Increase in cash surrender value of life insurance	119	126	231	277
Other operating income	776	605	1,864	1,133
Total other operating income, before realized gains (losses) on available-for-sale securities, net	$3,186	$3,054	$6,631	$5,820

SIX MONTHS ENDED JUNE 30, 2010 AND 2009:

Table V excludes realized losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total non-interest income shown in Table V increased $811,000 or 13.9%, in 2010 compared to 2009.  Items of significance are as follows:

•
Service charges on deposit accounts increased $86,000, or 3.9%, in 2010 as compared to 2009.  Overdraft fee revenues associated with an overdraft privilege program implemented in early 2008 increased $159,000.

•
Trust and financial management revenue increased $90,000, or 5.5%, in 2010 as compared to 2009.  The value of assets under management is currently $558,344,000 at June 30, 2010, an increase of 1.0% over similar values 12 months ago.  Fluctuations in the value of assets under management during this period have been mainly associated with fluctuations in the market values of equity securities.  In 2010, new accounts have added $13,158,000 to the value of assets under management.

•
Other operating income increased $731,000, or 64.5%, in 2010 as compared to 2009.  In 2010, the category includes a gain of $448,000 from the sale of a parcel adjacent to one of the bank operating locations. The sale proceeds include $390,000 associated with long-term privileges within a municipal parking facility currently under construction.  The category also includes gains from disposition of mortgages held for sale of $218,000, which represents an increase of $154,000 over the first six months of 2009.

THREE MONTHS ENDED JUNE 30, 2010 AND 2009:

Total non-interest income shown in Table V increased $132,000 or 4.3% in 2010 compared to 2009.  Items of significance are as follows:

•
Service charges on deposit accounts increased $40,000, or 3.5%, in 2010 as compared to 2009.  Overdraft fee revenues associated with an overdraft privilege program implemented in early 2008 increased $55,000.

•
Other operating income increased $171,000, or 28.3%, in 2010 as compared to 2009.  Gains from disposition of mortgages held for sale totaled $143,000 in 2010, which represents an increase of $102,000 over the comparable three months of 2009.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Salaries and wages	$3,199	$3,318	$6,277	$6,659
Pensions and other employee benefits	983	1,075	1,922	2,319
Occupancy expense, net	651	679	1,350	1,421
Furniture and equipment expense	542	702	1,110	1,376
FDIC Assessments	415	956	819	1,258
Pennsylvania shares tax	306	318	611	636
Other operating expense	1,533	2,110	3,434	4,127
Total Other Expense	$7,629	$9,158	$15,523	$17,796

SIX MONTHS ENDED JUNE 30, 2010 AND 2009:

Total non-interest expense in Table VI decreased $2,273,000 or 12.8% in 2010 from 2009.  Significant changes in 2010 as compared to 2009 include the following:

•
Salaries and wages decreased $382,000, or 5.7%.  No stock options were awarded in 2010, and accordingly, there was no officers’ incentive stock option expense incurred in 2010, as compared to officers’ stock option expense of $205,000 in 2009.  Also, base salary costs have been reduced in 2010 due to net reductions in hourly staff schedules and elimination of one senior executive position.  Further, in 2009, severance costs totaling $51,000 were incurred.

•
Pensions and other employee benefits decreased $397,000, or 17.1%.  Within this category, group health insurance expense was $221,000 lower primarily due to favorable rate adjustments based on 2009 claims experience.  In addition, employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $63,000 lower in 2010 than in 2009. The reduced level of required contributions is consistent with the reduced salaries and wages discussed above.

•	Occupancy expense decrease of $71,000 (5.0%) is primarily due to reduced seasonal fuel and snow removal costs incurred in 2010.

•	Furniture and equipment expense decreased $266,000 (19.3%), and is primarily related to decreases in depreciation related to the core operating systems.

•
FDIC Insurance costs decreased $439,000 to $819,000 for the first six months of 2010.  The 2010 FDIC insurance costs reflect the impact of higher rates and higher levels of insured deposits.  In 2009, FDIC insurance costs included a special assessment of $589,000 in the second quarter.

•	Other operating expense decreased $693,000 or 16.8%. The category includes a variety of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o	There was no stock option expense in 2010 from the Independent Directors Stock Incentive Plan. In 2009, such costs were $68,000.

o	Expenses related to foreclosed properties decreased in 2010 by $122,000 compared to 2009, primarily from lower expenses associated with one large commercial property.

o	Amortization of core deposit intangibles decreased $74,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

o
Certain operating costs, which are substantially discretionary, are lower in 2010 than in 2009.  Advertising and certain public relations costs decreased $109,000 in 2010.  Education and training costs decreased $47,000 in 2010 compared to 2009.

o	Bucktail Life Insurance Company’s estimated GAAP policy reserves were reduced, which reduced expense by $194,000 compared to 2009.

THREE MONTHS ENDED JUNE 30, 2010 AND 2009:

Total non-interest income shown in Table VI decreased $1,529,000 or 16.7% in 2010 compared to 2009.  Items of significance are as follows:

•	Salaries and wages decreased $119,000, or 3.6%. There was no officers’ incentive stock option expense incurred in 2010, as compared to officers’ stock option expense of $103,000 in 2009.

•	Pensions and other employee benefits decreased $92,000, or 8.6%. Decreases in required retirement plan and post-retirement plan costs represent $84,000 of the decrease in 2010.

•	Furniture and equipment expense decreased $160,000 (22.8%), and is primarily related to decreases in depreciation related to the core operating systems.

•
FDIC Insurance costs decreased $541,000 to $415,000 for the second quarter of 2010.  The 2010 FDIC insurance costs reflect the impact of higher rates and higher levels of insured deposits.  In 2009, FDIC insurance costs included a special assessment of $589,000 in the second quarter.

•	Other operating expense decreased $577,000 or 27.3%. The category includes a variety of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o
Expenses related to foreclosed properties decreased in 2010 by $18,000 compared to 2009, primarily from lower expenses associated with one large commercial property. In addition, collection costs in 2010 decreased $50,000 due to recoveries of costs charged to expense in prior periods, primarily associated with several commercial properties.

o	Amortization of core deposit intangibles decreased $37,000.

o	Discretionary operating costs for advertising and certain public relations costs decreased $81,000 in the current 2010 period. Education and training costs decreased $44,000 in 2010 compared to 2009.

o	Bucktail Life Insurance Company’s estimated GAAP policy reserves were reduced in the second quarter 2010, which reduced expense by $244,000 compared to 2009.

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

Management also calculates the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the FASB ASC 450 allowance, in relation to the historical net charge-off percentage.  The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans.  A management committee referred to as the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter.  The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer.  During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans.  The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the applicable qualitative factor percentages, to determine the portion of the FASB ASC 450 allowance attributable to qualitative factors.  Average qualitative factors used in calculating the FASB ASC 450 portion of the allowance did not change significantly (by more than a few basis points) for any category over the course of the past year and the first six months of 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The allocation of the allowance for loan losses table (Table VIII) includes the FASB ASC 310 component of the allowance on the line item called “Impaired Loans.”  FASB ASC 450  estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans. The increase in the valuation allowance on impaired loans to $1,581,000 at June 30, 2010 from $1,126,000 at December 31, 2009 is primarily attributed to changes in the assessment of four commercial relationships by the Watch List Committee.

The allowance for loan losses was $8,461,000 at June 30, 2010 up slightly from $8,265,000 at December 31, 2009.  As shown in Table VII, net charge-offs in 2010 of $87,000 were down compared to the annual net charge-offs of $272,000 in 2009, and well below the historical levels of the last five years.  Also, Table VII shows the provision for loan losses of $283,000 for the first six months of 2010, which on an annualized basis is favorable by comparison to the average annual amount over the previous five years of $963,000. The credit provision in the first six months of 2009 was primarily due to a reduction in the portion of the allowance based on qualitative factors during that period.  The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.

Table IX presents information related to past due and impaired loans.  As of June 30, 2010, total impaired loans were $6,943,000, up from $5,947,000 at December 31, 2009, and reasonably comparable to the annual average level of $6,811,000 for the last five years.  Nonaccrual loans decreased to $8,071,000 at June 30, 2010 from $9,092,000 at December 31, 2009, while total loans past due 90 days or more and still in accrual status increased to $1,937,000 at June 30, 2010 from $31,000 at December 31, 2009.  Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated.  Over the period 2005-2009 and the first six months of 2010, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact category fluctuations within Table IX.  Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2010. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,		Years Ended December 31,
	2010	2009	2009	2008	2007	2006	2005
Balance, beginning of year	$8,265	$7,857	$7,857	$8,859	$8,201	$8,361	$6,787
Charge-offs:
Real estate loans	155	6	149	1,457	196	611	264
Installment loans	91	176	293	254	216	259	224
Credit cards and related plans	0	0	0	5	5	22	198
Commercial and other loans	24	11	36	323	127	200	298
Total charge-offs	270	193	478	2,039	544	1,092	984
Recoveries:
Real estate loans	21	0	8	20	8	27	14
Installment loans	51	75	104	83	41	65	61
Credit cards and related plans	0	0	0	4	9	25	30
Commercial and other loans	111	22	94	21	28	143	50
Total recoveries	183	97	206	128	86	260	155
Net charge-offs	87	96	272	1,911	458	832	829
Allowance for loan losses recorded in acquisitions	0	0	0	0	587	0	377
Provision (credit) for loan losses	283	(80)	680	909	529	672	2,026
Balance, end of period	$8,461	$7,681	$8,265	$7,857	$8,859	$8,201	$8,361

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(In Thousands)	As of
	June 30,	As of December 31,
	2010	2009	2008	2007	2006	2005
Commercial	$ 2,635	$ 2,677	$ 2,654	$ 1,870	$ 2,372	$ 2,705
Consumer mortgage	3,636	3,859	3,920	4,201	3,556	2,806
Impaired loans	1,581	1,126	456	2,255	1,726	2,374
Consumer	256	281	399	533	523	476
Unallocated	353	322	428	-	24	-
Total Allowance	$ 8,461	$ 8,265	$ 7,857	$ 8,859	$ 8,201	$ 8,361

TABLE IX - PAST DUE AND IMPAIRED LOANS

(In Thousands)	As of
	June 30,	As of December 31,
	2010	2009	2008	2007	2006	2005
Impaired loans without a valuation allowance	$3,874	$3,257	$3,435	$857	$2,674	$910
Impaired loans with a valuation allowance	3,069	2,690	2,230	5,361	5,337	7,306
Total impaired loans	$6,943	$5,947	$5,665	$6,218	$8,011	$8,216

Valuation allowance related to impaired loans	$1,581	$1,126	$456	$2,255	$1,726	$2,374

Total nonaccrual loans	$8,071	$9,092	$7,200	$6,955	$8,506	$6,365
Total loans past due 90 days or more and still accruing	$1,937	$31	$1,305	$1,200	$1,559	$1,369

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

(In Thousands)	June 30,	As of December 31,
	2010	2009	2008	2007	2006	2005

Real estate - residential mortgage	$417,428	$420,365	$433,377	$441,692	$387,410	$361,857
Real estate - commercial mortgage	159,297	163,483	165,979	144,742	178,260	153,661
Real estate - construction	32,733	26,716	24,992	22,497	10,365	5,552
Consumer	16,738	19,202	26,732	37,193	35,992	31,559
Agricultural	3,986	3,848	4,495	3,553	2,705	2,340
Commercial	57,100	49,753	48,295	52,241	39,135	69,396
Other	319	638	884	1,010	1,227	1,871
Political subdivisions	36,223	37,598	38,790	33,013	32,407	27,063
Total	723,824	721,603	743,544	735,941	687,501	653,299
Less: allowance for loan losses	(8,461)	(8,265)	(7,857)	(8,859)	(8,201)	(8,361)
Loans, net	$715,363	$713,338	$735,687	$727,082	$679,300	$644,938

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At June 30, 2010, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $67,845,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $30,475,000 at June 30, 2010.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

TABLE XI – CREDIT FACILITIES
	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009
Federal Home Loan Bank of Pittsburgh	$81,302	$133,602	$265,705	$210,954	$347,007	$344,556
Federal Reserve Bank Discount Window	0	0	28,947	25,802	28,947	25,802
Other correspondent banks	0	0	29,148	29,722	29,148	29,722
Total credit facilities	$81,302	$133,602	$323,800	$266,478	$405,102	$400,080

At June 30, 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At June 30, 2010, the carrying value of non-pledged available-for-sale securities was $64,983,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and the subsidiary banks (Citizens & Northern Bank and First State Bank) are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning the Corporation’s and the subsidiary banks’ capital ratios at June 30, 2010 and December 31, 2009 are presented below.  Management believes, as of June 30, 2010 and December 31, 2009, that the Corporation and subsidiary banks meet all capital adequacy requirements to which they are subject.

(Dollars in Thousands)					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010:
Total capital to risk-weighted assets:
Consolidated	$141,187	19.12%	$59,089	≥8%	n/a	n/a
C&N Bank	125,554	17.50%	57,385	≥8%	$71,732	≥10%
First State Bank	4,614	24.80%	1,489	≥8%	1,861	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	132,253	17.91%	29,545	≥4%	n/a	n/a
C&N Bank	117,215	16.34%	28,693	≥4%	43,039	≥6%
First State Bank	4,459	23.96%	744	≥4%	1,116	≥6%
Tier 1 capital to average assets:
Consolidated	132,253	10.09%	52,442	≥4%	n/a	n/a
C&N Bank	117,215	9.27%	50,572	≥4%	63,215	≥5%
First State Bank	4,459	9.00%	1,981	≥4%	2,476	≥5%

December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$133,311	17.89%	$59,628	≥8%	n/a	n/a
C&N Bank	117,320	16.22%	57,869	≥8%	$72,337	≥10%
First State Bank	4,545	24.73%	1,470	≥8%	1,838	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	124,463	16.70%	29,814	≥4%	n/a	n/a
C&N Bank	109,112	15.08%	28,935	≥4%	43,402	≥6%
First State Bank	4,395	23.92%	735	≥4%	1,103	≥6%
Tier 1 capital to average assets:
Consolidated	124,463	9.86%	50,513	≥4%	n/a	n/a
C&N Bank	109,112	9.02%	48,393	≥4%	60,491	≥5%
First State Bank	4,395	9.33%	1,885	≥4%	2,356	≥5%

In January 2009, the Corporation issued Preferred Stock and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share to the United States Department of the Treasury under the TARP Program.  The Corporation sold the Preferred Stock and Warrant for an aggregate price of $26,440,000.   The Preferred Stock paid a cumulative dividend rate of 5% per annum.  On August 4, 2010, the Corporation repurchased all of the Preferred Stock.  The total payment was $26,730,000, including accrued dividends through that date of $290,000.  As a result of the repurchase, the Corporation will record accelerated discount accretion of $607,000, which will be deducted from net income in determining net income available to common shareholders in the third quarter.  As a result of repurchasing the Preferred Stock, the Corporation may initiate negotiations with the Treasury for repurchase of the Warrant by August 19, 2010.  Repurchase of the warrant, if completed, will reduce stockholders’ equity but will not impact net income available to common shareholders.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The capital ratios reflected in the tables above include the benefit of the TARP Preferred Stock and Warrant as components of Tier 1 and total capital.  Tier 1 and total capital for both the Corporation and C&N Bank will be reduced in the third quarter as a result of repurchasing the Preferred Stock, and if completed, the Warrant.  Including the effects of the third quarter 2010 reductions in capital from the TARP repurchase, management expects the Corporation and the subsidiary banks to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.  Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements.  The Corporation and the subsidiary banks are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.  Under guidance issued in 2009 by the Federal Reserve, until further notice the Corporation must consult the Federal Reserve before declaring dividends.

Regulatory approval has been requested for the merger of First State Bank with C&N Bank, which would result in the two New York State branches becoming branches of C&N Bank.  Management expects the merger of First State Bank into C&N Bank to be approved and completed in the third quarter 2010.  Management expects the merger to be slightly beneficial to C&N Bank’s regulatory capital ratios, and that it will have not have a significant impact on the Corporation’s consolidated financial condition or results of operations.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity.  The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $1,684,000 at June 30, 2010 and ($522,000) at December 31, 2009.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 5 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2010.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive (Loss) Income related to underfunded defined benefit plans, net of deferred income tax, was ($251,000) at June 30, 2010 and ($369,000) at December 31, 2009.

INCOME TAXES

The effective income tax rate was 22.60% of pre-tax income for the six months ended June 30, 2010 and 20.83% of pre-tax income for the second quarter 2010.  In 2009, the credit for income tax was 38.04% of the pre-tax loss for the first six months, and 37.70% for the second quarter.  A large portion of the 2009 credit for income tax was deferred, and related to securities write-downs that were not currently deductible for income tax reporting purposes.  The provision (credit) for income tax for the 6-month periods ended June 30, 2010 and 2009 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.  Also, the effective tax rate for the 3-month and 6-month periods ended June 30, 2010 includes the benefit of a $225,000 reduction in the valuation allowance on deferred tax assets associated with capital assets in the second quarter 2010, as referred to in the following paragraph.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At June 30, 2010, the net deferred tax asset was $20,390,000, down from the balance at December 31, 2009 of $22,037,000.  The net deferred tax asset balance at June 30, 2010 attributable to realized securities losses was $15,741,000, exclusive of a valuation allowance of $148,000.  The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at June 30, 2010 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated in 2007 and 2008.  Realization of the remaining $148,000 of tax benefits associated with capital assets is dependent upon realization of future capital gains.  After adjustment for the valuation allowance on capital assets, management believes the recorded net deferred tax asset at June 30, 2010 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additional information related to income taxes is presented in Note 8 to the consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained through the first six months of 2010.  Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs.

Despite the current low short-term rate environment and liquidity injections, inflation statistics indicate that the overall rate of inflation is minimal. Recent data indicate that the national economy and financial system have stabilized, and the Federal Reserve has been slowly scaling back the emergency liquidity programs put in place during 2008 and 2009. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

RECENT ACCOUNTING PRONOUNCEMENTS

Since January 1, 2010, the FASB has issued additional FASB Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC).  This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

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

The FASB issued ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in the ASU defer the effective date of certain amendments to the consolidation requirements of Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or
•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. Management does not believe that the adoption of this ASU will have a significant impact on the Corporation’s ongoing financial position, results of operation or disclosures.

Issued in July 2010, ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, is expected by the FASB to help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.  The ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.   For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  Management believes adoption of this ASU will result in additional detailed disclosures concerning the allowance for loan losses, effective with the December 31, 2010 financial statements.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Table XII, which follows this discussion, is based on the results of the simulation model as of April 30, 2010 and November 30, 2009. The 2009 figures include a pro forma adjustment to increase equity by $21,410,000, which represents the proceeds received from the Corporation’s sale of common stock in December 2009 net of issuance costs. The table also includes pro forma adjustments to reflect the Corporation’s December 2009 purchases of several investment securities.  The securities purchased totaled approximately $22,382,000 and included obligations of U.S. Government agencies and a collateralized mortgage obligation issued by a U.S. Government agency.

As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of April 30, 2010 and November 30, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements.  The embedded cap on one of the $40 million borrowings expires in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.  Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The 3-month LIBOR was 0.32% at April 30, 2010 and 0.26% at November 30, 2009.  Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any of the scenarios shown in Table XII at April 2010 or November 2009.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
April 30, 2010 Data
(In Thousands)		Period Ending April 30, 2011

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$68,884	$32,425	$36,459	-11.7%	20.0%
+200	66,275	27,465	38,810	-6.1%	15.0%
+100	63,487	22,831	40,656	-1.6%	10.0%
0	60,143	18,831	41,312	0.0%	0.0%
-100	57,028	17,793	39,235	-5.0%	10.0%
-200	54,852	17,345	37,507	-9.2%	15.0%
-300	53,825	17,273	36,552	-11.5%	20.0%

	Market Value of Portfolio Equity
	at April 30, 2010

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$103,160	-31.2%	45.0%
+200	120,793	-19.4%	35.0%
+100	137,434	-8.3%	25.0%
0	149,898	0.0%	0.0%
-100	155,466	3.7%	25.0%
-200	167,758	11.9%	35.0%
-300	190,818	27.3%	45.0%

November 30, 2009 Data
(In Thousands)		Period Ending November 30, 2010

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$70,171	$34,669	$35,502	-12.0%	20.0%
+200	67,254	29,536	37,718	-6.5%	15.0%
+100	64,419	24,412	40,007	-0.8%	10.0%
0	61,041	20,700	40,341	0.0%	0.0%
-100	57,581	19,579	38,002	-5.8%	10.0%
-200	55,240	19,215	36,025	-10.7%	15.0%
-300	54,360	19,008	35,352	-12.4%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2009

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$98,045	-28.8%	45.0%
+200	116,071	-15.8%	35.0%
+100	131,202	-4.8%	25.0%
0	137,770	0.0%	0.0%
-100	137,307	-0.3%	25.0%
-200	146,347	6.2%	35.0%
-300	172,390	25.1%	45.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 5 of the consolidated financial statements, the Corporation recognized no OTTI charges on bank stocks during the second quarter 2010 but has recognized OTTI charges on bank stocks totaling $10,000 in the first six months of 2010.

Equity securities held as of June 30, 2010 and December 31, 2009 are presented in Table XIII. Table XIII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%.  The data in Table XIII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2010.

TABLE XIII - EQUITY SECURITIES RISK
(In Thousands)			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At June 30, 2010	Cost	Value	Value	Value
Banks and bank holding companies	$4,239	$5,290	($529)	($1,058)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2009	Cost	Value	Value	Value
Banks and bank holding companies	$5,367	$6,662	($666)	($1,332)

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
Except as described herein, there have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 1, 2010.

Participation in the TARP Capital Purchase Program - On August 4, 2010, the Corporation repurchased all of the Preferred Stock issued to the United States Department of the Treasury under the TARP Capital Purchase Program.  As a result of repurchasing all of the Preferred Stock, the Corporation is no longer subject to limitations and requirements of the TARP Program, including certain limits on executive compensation, the amounts of dividends that could be paid on common stock without prior consent of the Treasury and on repurchases of common stock without prior consent of the Treasury.

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) - On July 21, 2010, President Obama signed the Act into law.  The Act contains numerous and wide-ranging changes to the structure of the U.S. financial system.  Portions of the Act are effective at different times, and many of the provisions require follow-on, more detailed rulemaking by regulators.  Consequently, the Act’s impact on the financial system in general and the Corporation in particular cannot be predicted at this time.  Some of the Act’s provisions management believes may impact the Corporation’s financial condition and results of operations over the next few years are as follows:

•
requires the establishment of minimum leverage and risk-based capital requirements applicable to bank holding companies that are not less than those currently applicable to insured depository institutions (currently 5%, 6% and 10% to be “well capitalized”, and 4%, 4% and 8% to be “adequately capitalized”)

•
alters the FDIC’s base for determining deposit insurance assessments by requiring the assessments be determined based on  “average consolidated total assets” less the institution’s “average tangible equity,” rather than on a bank’s deposits

•
increases the FDIC’s minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% of estimated deposits with no upward limit.  The FDIC is required to “offset the effect” of the increased minimum reserve ratio on institutions with less than $10 billion in total consolidated assets.  The intent appears to be to require the FDIC to impose higher premiums on larger banks in order to get from the old minimum of 1.15% to the new 1.35%, but given the current reserve ratio of negative 0.38%, all institutions can expect assessments to remain significant for the foreseeable future.  The Act allows the FDIC until September 30, 2020 to reach 1.35%.

•	eliminates the prohibition against paying interest on commercial checking accounts, effective one year after enactment

•
requires the  Federal Reserve, within nine months of enactment, to prescribe regulations to establish standards for determining that interchange transaction fees meet the new statutory standard of reasonable and proportional to the cost, which may lead to reductions in the Corporation’s non-interest revenue from interchange fees

The Act has other significant features, some of which are as follows: (i) makes permanent the 2008 increase in the maximum deposit insurance amount to $250,000, and extends until December 31, 2012 full deposit insurance coverage for qualifying noninterest-bearing transaction accounts, (ii) within the Act is the Mortgage Reform and Anti-Predatory Lending Act, a broad piece of legislation intended to curtail abusive residential mortgage lending practices that contributed to the mortgage/housing crisis, (iii) requires the formation of the Bureau of Consumer Financial Protection as a new, independent bureau within the Federal Reserve, with very broad rulemaking and supervisory authority with respect to federal consumer financial laws, (iv) establishes the Financial Stability Oversight Council, to serve as an early warning system identifying risks in firms and market activities, to enhance oversight of the financial system as a whole and to harmonize prudential standards across financial regulatory agencies, and (v) establishes several requirements related to executive compensation and corporate governance.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c.     Issuer Purchases of Equity Securities
None

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
4.1 Certificate of Designation establishing the Series A	Incorporated by reference to Exhibit 3.1 of the
Preferred Stock	Corporation's Form 8-K filed September 21, 2009

4.3 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of the
Corporation's Form 8-K filed January 22, 2009

10. Material contracts:
10.1 Restricted Stock Agreement dated March 5, 2010	Filed herewith
between the Corporation and Charles H. Updegraff, Jr.

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 2
to the Consolidated Financial Statements,
which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to
vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 6, 2010	By:	Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

August 6, 2010	By:	Mark A. Hughes
Date		Treasurer and Chief Financial Officer