Form 10-Q
period 2010-09-30
CITIZENS & NORTHERN CORP
filed 2010-11-08
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)	12,142,757 Shares Outstanding on November 5, 2010

CITIZENS & NORTHERN CORPORATION

Index

Part I. Financial Information

Item 1. Financial Statements	Page 3

Consolidated Balance Sheet – September 30, 2010 and December 31, 2009	Page 3

Consolidated Statement of Operations - Three Months and Nine Months Ended September 30, 2010 and 2009	Page 4

Consolidated Statement of Cash Flows - Nine Months Ended September 30, 2010 and 2009	Page 5

Consolidated Statement of Changes in Stockholders’ Equity- Nine Months Ended September 30, 2010 and 2009	Page 6 - 7

Notes to Consolidated Financial Statements	Pages 8 - 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 24 - 43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 43 - 46

Item 4. Controls and Procedures	Page 46

Part II. Other Information	Pages 47 - 49

Signatures	Page 50

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 51

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 52

Exhibit 32. Section 1350 Certifications	Page 53

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet	September 30,	December 31,
(In Thousands Except Share Data)	2010	2009
	(Unaudited)	(Note)
ASSETS
Cash and due from banks:
Noninterest-bearing	$16,501	$18,247
Interest-bearing	36,724	73,818
Total cash and cash equivalents	53,225	92,065
Trading securities	0	1,045
Available-for-sale securities	433,392	396,288
Held-to-maturity securities	0	300
Loans, net of allowance for loan losses of$8,602,000 at September 30, 2010 and $8,265,000 at December 31, 2009	718,087	713,338
Bank-owned life insurance	21,708	22,798
Accrued interest receivable	5,303	5,613
Bank premises and equipment, net	23,076	24,316
Foreclosed assets held for sale	530	873
Deferred tax asset, net	13,096	22,037
Intangible asset - Core deposit intangibles	370	502
Intangible asset - Goodwill	11,942	11,942
Other assets	27,379	30,678
TOTAL ASSETS	$1,308,108	$1,321,795

LIABILITIES
Deposits:
Noninterest-bearing	$151,703	$137,470
Interest-bearing	831,813	789,319
Total deposits	983,516	926,789
Dividends payable	0	169
Short-term borrowings	18,402	39,229
Long-term borrowings	158,654	196,242
Accrued interest and other liabilities	6,454	6,956
TOTAL LIABILITIES	1,167,026	1,169,385

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at September 30, 2010 and 26,440 shares issued at December 31, 2009	0	25,749
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2010 and 2009; 12,397,335 shares issued at September 30, 2010 and 12,374,481 shares issued at December 31, 2009	12,397	12,374
Paid-in capital	66,614	66,833
Retained earnings	62,480	53,027
Unamortized stock compensation	(140)	(107)
Treasury stock, at cost; 254,578 shares at September 30, 2010 and 262,780 shares at December 31, 2009	(4,431)	(4,575)
Sub-total	136,920	153,301
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	4,393	(522)
Defined benefit plans	(231)	(369)
Total accumulated other comprehensive income (loss)	4,162	(891)
TOTAL STOCKHOLDERS' EQUITY	141,082	152,410
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,308,108	$1,321,795

The accompanying notes are an integral part of these consolidated financial statements.Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands, Except Per Share Data) (Unaudited)

	3 Months Ended		Fiscal Year To Date
	Sept. 30	Sept. 30,	9 Months Ended Sept. 30,
	2010	2009	2010	2009
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$11,153	$11,314	$33,112	$34,027
Interest on balances with depository institutions	26	24	102	28
Interest on loans to political subdivisions	395	436	1,192	1,244
Interest on federal funds sold	0	0	0	15
Interest on trading securities	0	2	1	33
Income from available-for-sale and held-to-maturity securities:
Taxable	2,641	3,726	8,425	12,648
Tax-exempt	1,223	1,186	3,588	3,246
Dividends	57	120	194	479
Total interest and dividend income	15,495	16,808	46,614	51,720
INTEREST EXPENSE
Interest on deposits	2,916	3,578	9,131	11,258
Interest on short-term borrowings	15	121	166	431
Interest on long-term borrowings	1,708	2,317	5,638	7,097
Total interest expense	4,639	6,016	14,935	18,786
Net interest income	10,856	10,792	31,679	32,934
Provision for loan losses	189	634	472	554
Net interest income after provision for loan losses	10,667	10,158	31,207	32,380

OTHER INCOME
Trust and financial management revenue	876	757	2,605	2,396
Service charges on deposit accounts	1,166	1,317	3,449	3,514
Service charges and fees	191	198	594	615
Insurance commissions, fees and premiums	65	69	186	226
Increase in cash surrender value of life insurance	121	107	352	384
Other operating income	1,030	834	2,894	1,967
Sub-total	3,449	3,282	10,080	9,102
Total other-than-temporary impairment losses on available-for-sale securities	0	(38,679)	(381)	(81,634)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	(9,268)	(52)	(2,773)
Net impairment losses recognized in earnings	0	(47,947)	(433)	(84,407)
Realized gains on available-for-sale securities, net	388	99	1,198	885
Net impairment losses recognized in earnings and realized gains on available-for-sale securities	388	(47,848)	765	(83,522)
Total other income (loss)	3,837	(44,566)	10,845	(74,420)
OTHER EXPENSES
Salaries and wages	3,354	3,334	9,631	9,993
Pensions and other employee benefits	980	918	2,902	3,237
Occupancy expense, net	654	652	2,004	2,073
Furniture and equipment expense	500	690	1,610	2,066
FDIC assessments	382	393	1,201	1,651
Pennsylvania shares tax	305	318	916	954
Other operating expense	1,794	1,972	5,228	6,099
Total other expenses	7,969	8,277	23,492	26,073
Income (loss) before income tax provision (credit)	6,535	(42,685)	18,560	(68,113)
Income tax provision (credit)	1,671	(14,491)	4,389	(24,163)
Net income (loss)	4,864	(28,194)	14,171	(43,950)
U.S Treasury preferred dividends	729	373	1,474	1,055
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,135	$(28,567)	$12,697	$(45,005)

PER SHARE DATA:
Net income (loss) per average common share - basic	$0.34	$(3.17)	$1.05	$(5.01)
Net income (loss) per average common share - diluted	$0.34	$(3.17)	$1.05	$(5.01)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands) (Unaudited)

	Nine Months Ended Sept. 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,171	$(43,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	472	554
Realized (gains) losses on available-for-sale securities, net	(765)	83,522
(Gain) loss on sale of foreclosed assets, net	(113)	11
Depreciation expense	1,787	2,159
(Gain) loss on disposition of premises and equipment	(442)	8
Accretion and amortization on securities, net	1,740	220
Accretion and amortization on loans, deposits and borrowings, net	(179)	(266)
Increase in cash surrender value of life insurance	(352)	(384)
Stock-based compensation	50	336
Amortization of core deposit intangibles	132	243
Deferred income taxes	6,360	(27,928)
Origination of mortgage loans for sale	(19,228)	(8,846)
Proceeds from sales of mortgage loans	19,038	8,636
Net decrease in trading securities	1,045	663
Decrease (increase) in accrued interest receivable and other assets	3,543	(1,311)
(Increase) decrease in accrued interest payable and other liabilities	(238)	557
Net Cash Provided by Operating Activities	27,021	14,224
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	300	105
Proceeds from sales of available-for-sale securities	51,528	16,936
Proceeds from calls and maturities of available-for-sale securities	137,313	50,301
Purchase of available-for-sale securities	(219,143)	(89,633)
Purchase of Federal Home Loan Bank of Pittsburgh stock	0	(4)
Net (increase) decrease in loans	(5,615)	13,493
Proceeds from bank-owned life insurance	1,442	0
Purchase of premises and equipment	(595)	(1,042)
Return of principal on limited liability entity investments	49	25
Proceeds from disposition of premises and equipment	100	0
Proceeds from sale of foreclosed assets	1,100	336
Net Cash Used in Investing Activities	(33,521)	(9,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	56,711	32,789
Net (decrease) in short-term borrowings	(20,827)	(15,494)
Repayments of long-term borrowings	(37,453)	(20,297)
Issuance of US Treasury preferred stock and warrant	0	26,409
Redemption of US Treasury preferred stock and warrant	(26,840)	0
Issuance of common stock	0	1,840
Sale of treasury stock	0	30
Tax benefit from compensation plans	29	143
US Treasury preferred dividends paid	(952)	(768)
Common dividends paid	(3,008)	(5,454)
Net Cash (Used in) Provided by Financing Activities	(32,340)	19,198
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,840)	23,939
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	92,065	24,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,225	$47,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$644	$1,457
Interest paid	$15,280	$19,117
Income taxes (refunded) paid	$(3,781)	$3,475

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2010 and 2009
(In Thousands Except Per Share Data)
(Unaudited)

					Accum. Other	Unamortized
	Preferred	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Nine Months Ended September 30, 2010:
Balance, December 31, 2009	$25,749	$12,374	$66,833	$53,027	$(891)	$(107)	$(4,575)	$152,410
Comprehensive income:
Net income				14,171				14,171
Unrealized gain on securities, net of reclassification and tax					4,915			4,915
Other comprehensive income related to defined benefit plans					138			138
Total comprehensive income								19,224
Accretion of discount associated with U.S. Treasury preferred stock	691			(691)				0
Cash dividends on U.S. Treasury preferred stock				(783)				(783)
Redemption of U.S. Treasury preferred stock	(26,440)							(26,440)
Redemption of U.S. Treasury warrant			(400)					(400)
Cash dividends declared on common stock, $.27 per share				(3,273)				(3,273)
Common shares issued for dividend reinvestment plan		23	242					265
Restricted stock granted			(59)			(100)	159	0
Forfeiture of restricted stock			(2)			17	(15)	0
Stock-based compensation expense						50		50
Tax benefit from employee benefit plan				29				29
Balance, September 30, 2010	$0	$12,397	$66,614	$62,480	$4,162	$(140)	$(4,431)	$141,082

Consolidated Statement of Changes in Stockholders' Equity, (continued)
Nine Months Ended September 30, 2010 and 2009
(In Thousands Except Per Share Data)
(Unaudited)

					Accum. Other	Unamortized
	Preferred	Common	Paid-in	Retained	Comprehensive	Stock	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Nine Months Ended September 30, 2009:
Balance, December 31, 2008	$0	$9,284	$44,308	$97,757	$(23,214)	$(48)	$(6,061)	$122,026
Comprehensive (loss) income:
Net loss				(43,950)				(43,950)
Unrealized gain on securities, net of reclassification and tax					25,901			25,901
Other comprehensive loss related to defined benefit plans					(252)			(252)
Total comprehensive loss								(18,301)
Reclassify non-credit portion of other- than-temporary impairment losses recognized in prior period				2,378	(2,378)			0
Issuance of U.S. Treasury preferred stock	25,588		821					26,409
Accretion of discount associated with U.S. Treasury preferred stock	118			(118)				0
Cash dividends on U.S. Treasury preferred stock				(937)				(937)
Cash dividends declared on common stock, $.72 per share				(6,490)				(6,490)
Common shares issued		115	1,725					1,840
Common shares issued for dividend reinvestment plan			93				904	997
Common shares issued from treasury related to exercise of stock options			(4)				34	30
Restricted stock granted			10			(79)	69	0
Forfeiture of restricted stock			(1)			3	(2)	0
Stock-based compensation expense			273			63		336
Tax benefit from employee benefit plan			2	141				143
Balance, September 30, 2009	$25,706	$9,399	$47,227	$48,781	$57	$(61)	$(5,056)	$126,053

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

Operating results reported for the three- and nine-months ended September 30, 2010 might not be indicative of the results for the year ending December 31, 2010. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

This document has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation or any other regulatory agency.

2. PER COMMON SHARE DATA

Basic net income (loss) per average common share represents income (loss) available to common shareholders divided by the weighted-average number of shares of common stock outstanding.  For all periods presented, all outstanding stock options and the warrant (issued in January 2009 and redeemed in September 2010) are anti-dilutive, and are therefore excluded in determining diluted income (loss) per common share.

		Weighted-	Net Income
	Net	Average	(Loss)
	Income	Common	Per
	(Loss)	Shares	Share
Nine Months Ended September 30, 2010
Earnings per common share – basic and diluted	$12,697,000	12,125,142	$1.05

Nine Months Ended September 30, 2009
Earnings per common share – basic and diluted	$(45,005,000)	8,978,665	$(5.01)

Quarter Ended September 30, 2010
Earnings per common share – basic and diluted	$4,135,000	12,136,516	$0.34

Quarter Ended September 30, 2009
Earnings per common share – basic and diluted	$(28,567,000)	9,005,850	$(3.17)

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive income (loss), and the related tax effects, are as follows:
	3 Months Ended		9 Months Ended
(In Thousands)	Sept. 30,		Sept. 30,
	2010	2009	2010	2009
Net income (loss)	$4,864	$(28,194)	$14,171	$(43,950)

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	4,467	(20,631)	8,191	(44,278)
Reclassification adjustment for (gains) losses realized in income	(388)	47,848	(765)	83,522
Other comprehensive gain before income tax	4,079	27,217	7,426	39,244
Income tax related to other comprehensive gain	1,370	9,254	2,511	13,343
Other comprehensive gain on available-for-sale securities	2,709	17,963	4,915	25,901

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income (loss)	16	0	168	(462)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	13	14	40	80
Other comprehensive (loss) gain before income tax	29	14	208	(382)
Income tax related to other comprehensive (loss) gain	9	5	70	(130)
Other comprehensive (loss) gain on unfunded retirement obligations	20	9	138	(252)

Net other comprehensive gain	2,729	17,972	5,053	25,649

Total comprehensive income (loss)	$7,593	$(10,222)	$19,224	$(18,301)

The Corporation recognized other comprehensive income of $52,000 before income tax ($34,000 after income tax) related to available-for-sale debt securities for which a portion of an other-than-temporary impairment (OTTI) loss has been recognized in earnings in the nine months ended September 30, 2010, with no other comprehensive income in the third quarter 2010.  In the nine-month period ended September 30, 2009, the Corporation recognized other comprehensive loss of $2,773,000 before income tax ($1,830,000 after income tax) related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.  In the third quarter 2009, the Corporation recognized other comprehensive income of $9,268,000 before income tax, or $6,117,000 after income tax, related to available-for-sale securities for which a portion of an OTTI loss has been recognized in earnings.

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:
	Sept. 30,	Dec. 31,
	2010	2009
Net unrealized gain (loss) on available-for-sale securities	$6,657	$(769)
Tax effect	(2,264)	247
Net-of-tax amount	4,393	(522)

Unrealized loss on defined benefit plans	(355)	(563)
Tax effect	124	194
Net-of-tax amount	(231)	(369)

Total accumulated other comprehensive income (loss)	$4,162	$(891)

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

At September 30, 2010 and December 31, 2009, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		September 30, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$52,032	$0	$52,032
Obligations of states and political subdivisions	4,365	119,413	0	123,778
Mortgage-backed securities	0	126,283	0	126,283
Collateralized mortgage obligations, Issued by U.S. Government agencies	10,666	100,062	0	110,728
Corporate bonds	0	1,031	0	1,031
Trust preferred securities issued by individual institutions	0	5,649	240	5,889
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,000	8,000
Other collateralized debt obligations	0	690	0	690
Total debt securities	15,031	405,160	8,240	428,431
Marketable equity securities	4,961	0	0	4,961
Total available-for-sale securities	$19,992	$405,160	$8,240	$433,392

		December 31, 2009
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$13,512	$35,481	$0	$48,993
Obligations of states and political subdivisions	0	104,990	0	104,990
Mortgage-backed securities	5,212	151,166	0	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	5,095	42,613	0	47,708
Private label	0	15,494	0	15,494
Corporate bonds	0	1,041	0	1,041
Trust preferred securities issued by individual institutions	0	5,218	800	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	8,199
Pooled trust preferred securities - mezzanine tranches	0	0	115	115
Other collateralized debt obligations	0	690	0	690
Total debt securities	23,819	356,693	9,114	389,626
Marketable equity securities	6,662	0	0	6,662
Total available-for-sale securities	30,481	356,693	9,114	396,288

TRADING SECURITIES,
Obligations of states and political subdivisions	0	1,045	0	1,045

Total	$30,481	$357,738	$9,114	$397,333

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

At September 30, 2010, management calculated the fair value of the Corporation’s senior tranche pooled trust-preferred security by applying a discount rate to the estimated cash flows.  Management used the cash flow estimates determined using the process described in Note 5 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI).  Management used a discount rate considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the security.  In establishing the discount rate, management considered: (1) the implied discount rate as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rate for the change in the spread between indicative market rates over corresponding risk-free rates in 2010; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimate of cash flows and the discount rate used to calculate the fair value of the pooled trust-preferred security were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of a fair value that would be substantially different than the amount calculated by management.

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

During the third quarter 2010, The Toronto-Dominion Bank received regulatory and shareholder approval to acquire The South Financial Group, Inc. The acquisition closed in October 2010.  Management is in the process of evaluating how the acquisition will affect the trust preferred security owned by the Corporation, and will evaluate whether the fair value of the security can be determined using Level 2 inputs during the fourth quarter 2010. Management has valued the security at September 30, 2010 based on the price from the April 2010 sale.

Following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable information:

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2010	2009	2010	2009
	(Current)	(Prior Year)	(Current)	(Prior Year)
Balance, beginning of period	$8,240	$37,470	$9,114	$58,914
Purchases, issuances and settlements	(20)	34	(519)	75
Proceeds from sales	(284)	0	(524)	0
Realized gains (losses), net	284	0	284	(335)
Unrealized losses included in earnings	0	(42,495)	(423)	(72,776)
Unrealized gains included in other comprehensive income	20	14,120	308	23,251
Balance, end of period	$8,240	$9,129	$8,240	$9,129

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 5, and are included in net impairment losses recognized in earnings in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans and foreclosed real estate assets held for sale.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at September 30, 2010 and December 31, 2009 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $1,461,000 at September 30, 2010 and $1,564,000 at December 31, 2009.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $530,000 at September 30, 2010 and $873,000 at December 31, 2009.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2010 and December 31, 2009. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

OFF-BALANCE SHEET COMMITMENTS – The Corporation has commitments to extend credit and has issued standby letters of credit.  Standby letters of credit are conditional guarantees of performance by a customer to a third party.  Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$53,225	$53,225	$92,065	$92,065
Trading securities	0	0	1,045	1,045
Available-for-sale securities	433,392	433,392	396,288	396,288
Held-to-maturity securities	0	0	300	302
Restricted equity securities	8,757	8,757	8,970	8,970
Loans, net	718,087	724,057	713,338	719,689
Accrued interest receivable	5,303	5,303	5,613	5,613

Financial liabilities:
Deposits	983,516	991,813	926,789	935,380
Short-term borrowings	18,402	18,187	39,229	38,970
Long-term borrowings	158,654	181,576	196,242	218,767
Accrued interest payable	471	471	681	681

5. SECURITIES

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2010 and December 31, 2009 are summarized as follows:

		September 30, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$51,337	$695	$0	$52,032
Obligations of states and political subdivisions	122,452	3,192	(1,866)	123,778
Mortgage-backed securities	120,470	5,816	(3)	126,283
Collateralized mortgage obligations, Issued by U.S. Government agencies	109,270	1,495	(37)	110,728
Corporate bonds	1,000	31	0	1,031
Trust preferred securities issued by individual institutions	6,461	0	(572)	5,889
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,027	0	(3,027)	8,000
Other collateralized debt obligations	690	0	0	690
Total debt securities	422,707	11,229	(5,505)	428,431
Marketable equity securities	4,027	1,005	(71)	4,961
Total	$426,734	$12,234	$(5,576)	$433,392

		December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$48,949	$131	$(87)	$48,993
Obligations of states and political subdivisions	109,109	1,487	(5,606)	104,990
Mortgage-backed securities	150,700	5,700	(22)	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	47,083	898	(273)	47,708
Private label	15,465	50	(21)	15,494
Corporate bonds	1,000	41	0	1,041
Trust preferred securities issued by individual institutions	7,043	0	(1,025)	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,383	0	(3,184)	8,199
Pooled trust preferred securities - mezzanine tranches	266	0	(151)	115
Other collateralized debt obligations	690	0	0	690
Total debt securities	391,688	8,307	(10,369)	389,626
Marketable equity securities	5,367	1,295	0	6,662
Total	$397,055	$9,602	$(10,369)	$396,288

HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$300	$2	$0	$302

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

September 30, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of states and political subdivisions	$7,211	$(130)	$32,220	$(1,736)	$39,431	$(1,866)
Mortgage-backed securities	887	(3)	0	0	887	(3)
Collateralized mortgage obligations, Issued by U.S. Government agencies	10,964	(37)	0	0	10,964	(37)
Trust preferred securities issued by individual institutions	0	0	5,649	(572)	5,649	(572)
Collateralized debt obligations, Pooled trust preferred securities - senior tranches	0	0	8,000	(3,027)	8,000	(3,027)
Total debt securities	19,062	(170)	45,869	(5,335)	64,931	(5,505)
Marketable equity securities	784	(71)	0	0	784	(71)
Total temporarily impaired available-for-sale securities	$19,846	$(241)	$45,869	$(5,335)	$65,715	$(5,576)

December 31, 2009	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$17,796	$(87)	$0	$0	$17,796	$(87)
Obligations of states and political subdivisions	19,001	(422)	36,939	(5,184)	55,940	(5,606)
Mortgage-backed securities	3,544	(21)	20	(1)	3,564	(22)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	18,229	(273)	0	0	18,229	(273)
Private label	0	0	3,219	(21)	3,219	(21)
Trust preferred securities issued by individual institutions	0	0	5,218	(1,025)	5,218	(1,025)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	(3,184)	8,199	(3,184)
Pooled trust preferred securities - mezzanine tranches	0	0	115	(151)	115	(151)
Total temporarily impaired available-for-sale Securities	$58,570	$(803)	$53,710	$(9,566)	$112,280	$(10,369)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses), and the related income tax provision (credit), were as follows:

(In Thousands)
	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Gross realized gains	$388	$97	$1,206	$1,297
Gross realized losses	0	(47,945)	(441)	(84,819)
Net realized (losses) gains	$388	$(47,848)	$765	$(83,522)
Income tax provision related to net realized gains	$132	$(16,268)	$260	$(28,397)

The maturities of available-for-sale debt securities at September 30, 2010 are summarized as follows:

	September 30, 2010
	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$4,394	$4,408
Due after one year through five years	45,141	45,735
Due after five years through ten years	53,590	54,419
Due after ten years	319,582	323,869
Total	$422,707	$428,431

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

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Trust preferred securities issued by individual institutions	$0	$(3,209)	$(320)	$(3,209)
Pooled trust preferred securities - mezzanine tranches	0	(42,495)	(103)	(72,776)
Marketable equity securities (bank stocks)	0	(87)	(10)	(6,266)
Private label collateralized mortgage obligations	0	(2,156)	0	(2,156)
Net impairment losses recognized in earnings	$0	$(47,947)	$(433)	$(84,407)

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2010 is provided below.

Debt Securities

At September 30, 2010, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Based on the results of the assessment, management believes impairment of these debt securities, including the municipal bonds with no external ratings, at September 30, 2010 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At September 30, 2010, the total amortized cost basis of municipal bonds with no external credit ratings totaled $26,337,000, with an aggregate unrealized loss of $1,069,000.  At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios.  However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

The following table provides information related to trust preferred securities issued by individual institutions as of September 30, 2010:
						Moody's/
(In Thousands)					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,221	$4,737	$(484)	$0	Baa3/BB-/BB-
Carolina First Mortgage Loan Trust	The South Financial Group, Inc.	240	240	0	(1,769)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	912	(88)	0	NR
Total		$6,461	$5,889	$(572)	$(1,769)

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

In 2009, the Corporation recorded OTTI of $3,209,000 on the Carolina First Mortgage Loan Trust security, and in 2010, The South Financial Group, Inc. deferred on payments on the security.  In April 2010, the Corporation sold half of its investment in the security, and in the first quarter 2010 recorded OTTI of $320,000 to further write down amortized cost based on the selling price of the April transaction. During the third quarter 2010, The Toronto-Dominion Bank received regulatory and shareholder approval to acquire The South Financial Group, Inc., and the acquisition closed in October 2010. Management determined that no additional OTTI was necessary at September 30, 2010.

Pooled trust-preferred securities are very long-term (usually 30-year maturity) instruments with characteristics of both debt and equity, mainly issued by banks.  The Corporation’s investments in pooled trust-preferred securities are each made up of companies with geographic and size diversification.  Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with lesser amounts issued by insurance companies.  Some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations (trust-preferred securities typically permit deferral of quarterly interest payments for up to five years), and some issuers have defaulted.

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

In the third quarter 2009, management made significant changes in assumptions regarding future deferrals and defaults, in comparison to assumptions used in the previous four quarters’ analyses.  These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters.  Management selected several of the trust preferred offerings in which the Corporation holds securities, and analyzed the change in deferral or default status, and the change in financial strength rating from the national ratings service used in its quarterly analyses, over the period starting in the third quarter 2008 (which was the first quarter in which the Corporation performed the detailed cash flow analysis for each security) through the second quarter 2009.  Management believes the results of its analysis of the securities selected to be similar to the results that would be produced in an analysis of all of the Corporation’s pooled trust-preferred securities.  The analysis demonstrated that significant credit deterioration had occurred over the previous four quarterly periods, as evidenced in the data by average higher deferrals and defaults, and lower financial strength ratings.  In determining how to apply the results of this analysis, management made two critical assumptions: (1) the deteriorating trend will continue at approximately the same rate over the next four quarters, and (2) every issuer (bank) that would be assumed to defer payment within the next four quarters, based on the trend reflected in the data, would eventually default with no recovery.  At September 30, 2010, management’s assumptions regarding future deferrals and defaults were consistent with the revisions established in the third quarter 2009.

Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

As of September 30, 2010, the Corporation’s investment in a senior tranche security (the senior tranche of MM Caps Funding I, Ltd., for which the Corporation also owns an investment in the mezzanine tranche security) has an investment grade rating.  The senior tranche security, with an amortized cost of $11,027,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of September 30, 2010.

During the third quarter 2010, management evaluated the Corporation’s holdings of mezzanine tranche pooled trust preferred securities, which had all been completely written off as OTTI. After this evaluation, management determined that future recoveries were unlikely for seven of the securities and solicited competitive bids to sell the securities. The securities were sold for aggregate pretax proceeds of $250,000, which was recorded as a gain on the sale of securities in the third quarter. The remaining securities continue to be carried at an amortized cost of zero.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of September 30, 2010:

(In Thousands)				OTTI in	OTTI in
				3 Months	9 Months
				Ended	Ended
	Amortized	Fair	Unrealized	Sept. 30,	Sept. 30,	Cumulative
Description	Cost	Value	Gain	2010	2010	OTTI
MMCAPS Funding I, Ltd.	$0	$0	$0	$0	$(2)	$(5,833)
U.S. Capital Funding II, Ltd. (B-1)	0	0	0	0	(40)	(1,992)
U.S. Capital Funding II, Ltd. (B-2)	0	0	0	0	(61)	(2,973)
ALESCO Preferred Funding IX, Ltd.	0	0	0	0	0	(2,988)
Total	$0	$0	$0	$0	$(103)	$(13,786)

The table that follows provides additional information related to the senior tranche pooled trust-preferred security owned by the Corporation:
Expected
Additional
			Actual Deferrals	Net Deferrals
		Moody's/	and	and	Excess
	Number	Fitch	Defaults	Defaults	Subordination
	of Banks	Credit	as % of	as % of	as % of
	Currently	Ratings	Outstanding	Performing	Performing
Description	Performing	(1)	Collateral	Collateral	Collateral
MMCAPS Funding I, Ltd. - Senior Tranche	21	A3/BBB (2)	21.6%	44.0%	26.2%

(1) The table above presents ratings information as of September 30, 2010.
(2) Fitch has placed the Senior Tranche security on Negative Watch.

In the table above, “Excess Subordination as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows:   (Total face value of performing collateral – Face value of all outstanding note balances not subordinate to our investment)/Total face value of performing collateral.

The Excess Subordination Ratio measures the extent to which there may be tranches within the pooled trust preferred structure available to absorb credit losses before the Corporation’s security would be impacted.  The positive Excess Subordination Ratio for the senior tranche security signifies there is some support from subordinate tranches available to absorb losses before the Corporation’s investment would be impacted.

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three months ended September 30, 2010. Total OTTI from pooled trust-preferred securities in the nine months ended September 30, 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $103,000, with a pre-tax other comprehensive gain of $52,000 included in other comprehensive income.  In the three months ended September 30, 2009, total OTTI from pooled trust-preferred securities amounted to $33,227,000, including a pre-tax loss reflected in earnings of $42,495,000 and a pre-tax other comprehensive gain of $9,268,000. In the nine months ended September 30, 2009, total OTTI from pooled trust-preferred securities was $70,003,000, including a pre-tax loss reflected in earnings of $72,776,000 and pre-tax other comprehensive income of $2,773,000.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

	3 Months Ended		9 Months Ended
(In Thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period (as measured effective January 1, 2009 upon adoption of ASC Topic 320)	$0	$(23,332)	$(10,695)	$(2,362)

Additional credit loss for which an OTTI was not previously recognized	0	(38,168)	0	(61,188)

Reduction for securities losses realized during the period	0	44,526	10,798	53,837

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	0	(4,328)	(103)	(11,589)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$0	$(21,302)	$0	$(21,302)

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2010 and December 31, 2009 consisted exclusively of stocks of banking companies.  The Corporation recorded no OTTI on bank stocks in the third quarter 2010 but recorded OTTI totaling $10,000 in the first nine months of 2010.  The Corporation recorded OTTI totaling $87,000 for the third quarter 2009 and $6,266,000 in the first nine months of 2009.  Management’s decision to record OTTI losses on bank stocks was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement subsequent to March 31, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds.

Realized gains from sales of bank stocks totaled $93,000 in the three months ended September 30, 2010, including $59,000 of realized gains from sales of stocks for which an OTTI had been previously recognized.  Realized gains from sales of bank stocks totaled $576,000 in the nine months ended September 30, 2010 including $385,000 of realized gains from sales of stocks for which an OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $70,000 in the three months ended September 30, 2009, all from sales of stocks for which an OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $1,094,000 in the nine months ended September 30, 2009, including $361,000 of realized gains from sales of stocks for which an OTTI had been previously recognized. Management evaluated all impaired bank stocks held at September 30, 2010 and determined that none of the Corporation’s holdings were other than temporarily impaired.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh in an amount determined based on outstanding advances, unused borrowing capacity and other factors.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  At September 30, 2010 and December 31, 2009, C&N Bank’s investment in FHLB-Pittsburgh stock, which was included in Other Assets in the consolidated balance sheet, was $8,585,000.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2010 and December 31, 2009.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

6. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage.  Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at September 30, 2010 and December 31, 2009, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the table that follows.  The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$0	$0	$51	$56
Interest cost	50	0	67	70
Expected return on plan assets	(50)	0	0	0
Amortization of transition (asset) obligation	0	0	27	27
Amortization of prior service cost	0	0	11	10
Recognized net actuarial loss	2	0	0	0
Net periodic benefit cost	$2	$0	$156	$163

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$0	$0	$17	$19
Interest cost	16	0	22	23
Expected return on plan assets	(17)	0	0	0
Amortization of transition (asset) obligation	0	0	9	9
Amortization of prior service cost	0	0	4	3
Recognized net actuarial loss	0	0	0	0
Net periodic benefit cost	$(1)	$0	$52	$54

In the first nine months of 2010, the Corporation funded postretirement contributions totaling $47,000, with estimated annual postretirement contributions of $62,000 expected in 2010 for the full year.  Based upon the related actuarial reports, the Corporation has no required contributions to the Citizens Trust Company Retirement Plan for the 2010 plan year; however, the Corporation may elect to make discretionary contributions later in 2010.

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

In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan.  This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.  In the first quarter 2009, the Corporation awarded a total of 3,890 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  For restricted stock awards granted under the Stock Incentive Plan in 2009 and 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  The Corporation did not meet the ROAE target for the 2009 plan year, and accordingly, the participants did not vest in the applicable shares associated with 2009 and 2008 restricted stock awards.  The Corporation met the ROAE target for the 2008 plan year, and accordingly, in January 2009, the participants vested in 1/3 of the restricted shares awarded in 2008.  Management has estimated restricted stock expense in the first nine months of 2010 based on an assumption that the ROAE target for 2010 will be met.

Total stock-based compensation expense is as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009
Stock options	$0	$0	$0	$273
Restricted stock	18	22	50	63

Total	$18	$22	$50	$336

8. INCOME TAXES

The net deferred tax asset at September 30, 2010 and December 31, 2009 represents the following temporary difference components :
	Sept. 30,	Dec. 31,
(In Thousands)	2010	2009
Deferred tax assets:
Unrealized holding losses on securities	$0	$247
Defined benefit plans – ASC 835	124	194
Net realized losses on securities	5,696	16,052
Allowance for loan losses	2,937	2,871
Credit for alternative minimum tax paid	1,988	3,495
Net operating loss carryforwards	4,668	0
General business credit carryforwards	782	685
Other deferred tax assets	1,347	1,097
	17,542	24,641
Valuation allowance	(148)	(373)
Total deferred tax assets	17,394	24,268

Deferred tax liabilities:
Unrealized holding gains on securities	2,264	0
Bank premises and equipment	1,705	1,798
Core deposit intangibles	134	175
Other deferred tax liabilities	195	258
Total deferred tax liabilities	4,298	2,231
Deferred tax asset, net	$13,096	$22,037

Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through September 30, 2010.  Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  A valuation allowance of $148,000 at September 30, 2010 and $373,000 at December 31, 2009 reflects the estimated amount of tax benefits associated with capital assets that is dependent upon realization of future appreciation in capital assets.

In the 9-month period ended September 30, 2010, the Corporation realized ordinary and capital losses for income tax reporting purposes, including the effects of selling some securities for which OTTI charges were recognized for financial statement purposes prior to 2010.  The Corporation has available at September 30, 2010 estimated total unused operating loss carryforwards of $4,668,000, including a capital loss carryforward of $157,000 expiring in 2015, and an estimated ordinary loss carryforward of $4,511,000 expiring in 2030.

The Corporation has available, unused tax credits arising from investments in low income and elderly housing projects.  These tax credits may provide future benefits and, if unused, would expire in varying annual amounts from 2024 through 2030.  Based on management’s calculation of taxable loss generated in the first nine months of 2010, the deferred tax asset associated with carryforward general business tax credits, was increased at September 30, 2010 to $782,000 from $685,000 at December 31, 2009.

The provision (credit) for income tax for the 3-month and 9-month periods ended September 30, 2010 and 2009 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates are as follows:

	Three Months Ended		Fiscal Year To Date
(In thousands)	September 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
	(Current)	(Prior Year)	(Current)	(Prior Year)
Income (loss) before income tax provision	$6,535	$(42,685)	$18,560	$(68,113)
Income tax provision (credit)	1,671	(14,491)	4,389	(24,163)

Effective tax rate	25.57%	33.95%	23.65%	35.47%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.  Also, the effective tax rate for the 9-month period ended September 30, 2010 reflects the $225,000 reduction in the valuation allowance on deferred tax assets associated with capital assets in the second quarter 2010, as referred to above.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns.  The Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2006.

9. PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM

On January 16, 2009, the Corporation issued 26,440 shares of Series A Preferred Stock (“Preferred Stock”) and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share. The Corporation sold the Preferred Stock and Warrant to the United States Department of the Treasury (“Treasury”) under the TARP Capital Purchase Program (the “Program”) for an aggregate price of $26,440,000.  The Preferred Stock paid a cumulative dividend rate of 5% per annum.  On August 4, 2010, the Corporation redeemed all of the Preferred Stock.  The total payment was $26,730,000, including accrued dividends through that date of $290,000.  As a result of the repurchase, the Corporation recorded accelerated discount accretion of $607,000, which was deducted from net income in determining net income available to common shareholders in the third quarter.  After repurchasing the Preferred Stock, the Corporation negotiated with the Treasury for repurchase of the Warrant on September 1, 2010 for a total cash cost of $400,000, which was recorded as a reduction in paid-in capital.

The Warrant was exercisable with a term of 10 years.  The number of common shares that was available upon exercise was based on 15% of the total proceeds, with the exercise price determined using the average market price of the Corporation’s common stock for the 20 trading days immediately prior to issuance.  Treasury had agreed that it would not vote any of the shares of common stock that it could acquire upon exercise of the Warrant.

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity.  Proceeds from the transaction, net of direct issuance costs of $31,000, were allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance.  The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes-Merton option model.  The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000.  As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000.  In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount was therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%.  Total dividends on Preferred Stock have been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Operations.  Dividends on Preferred Stock include quarterly dividends paid, plus dividends accrued based on the stated value and the accretion of the discount on Preferred Stock.  The accretion of the discount on Preferred Stock was $691,000 in the nine-month period ended September 30, 2010 (including the accelerated discount of $607,000 related to the redemption) and $118,000 in the nine-month period ended September 30, 2009.

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

REFERENCES TO 2010 AND 2009

Unless otherwise noted, all references to “2010” in the following discussion of operating results are intended to mean the nine months ended September 30, 2010, and similarly, references to “2009” relate to the nine months ended September 30, 2009.

EARNINGS OVERVIEW

In the third quarter 2010, net income available to common shareholders was $4,135,000, or $0.34 per share – basic and diluted.  Third quarter earnings per share was reduced by $607,000, or $0.05 per share, for accelerated discount accretion related to the repayment of the preferred stock that had been sold to the U.S. Treasury Department under the TARP Capital Purchase Program.  Net income available to common shareholders was $4,497,000, or $0.37 per share - basic and diluted in the second quarter 2010 and the net loss was $28,194,000, or $3.17 per share in the third quarter 2009.  Pre-tax realized gains from available-for-sale securities totaled $388,000 in the third quarter 2010 and $319,000 in the second quarter 2010, while third quarter 2009 results were significantly impacted by pre-tax realized losses from securities totaling $47,848,000.

For the nine months ended September 30, 2010, net income available to common shareholders was $12,697,000, or $1.05 per share – basic and diluted.  For the first nine months of 2009, the net loss of $45,005,000, or $5.01 per share, included the effects of pre-tax realized losses from securities totaling $83,522,000.

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

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
(In thousands, except per-share data)

	3rd	2nd	3rd	9 Months Ended
	Quarter	Quarter	Quarter	Sept. 30,	Sept. 30,
	2010	2010	2009	2010	2009
Net income (loss) available to common shareholders	$4,135	$4,497	$(28,567)	$12,697	$(45,005)
Other-than-temporary impairment losses on available-for-sale securities	0	(2)	(47,947)	(433)	(84,407)
Realized gains on assets previously written down	334	51	70	669	361
Other-than-temporary impairment losses on available-for-sale securities, net of related gains	334	49	(47,877)	236	(84,046)
Income taxes (1)	(114)	208	15,392	144	27,690
Other-than-temporary impairment losses, net	220	257	(32,485)	380	(56,356)
Core earnings available to common shareholders	$3,915	$4,240	$3,918	$12,317	$11,351

Net income (loss) per share - diluted	$0.34	$0.37	$(3.17)	$1.05	$(5.01)
Core earnings per share - diluted	$0.32	$0.35	$0.43	$1.02	$1.26
Weighted average shares outstanding - diluted	12,136,516	12,125,072	9,005,850	12,125,142	8,978,665
Weighted average shares outstanding - diluted - used in core earnings per share calculations	12,136,516	12,125,072	9,023,370	12,125,142	8,993,014

 (1) Income tax has been allocated to the non-core gains and losses at 34%, adjusted for a valuation allowance on deferred tax assets associated with losses from securities classified as capital assets for federal income tax reporting purposes.  A valuation allowance of $886,000 was recorded in the third quarter 2009, was reduced to $373,000 in the fourth quarter 2009 and was further reduced to $148,000 in the second quarter 2010. There was no change to the valuation allowance in the third quarter 2010.

Core earnings per share-diluted was $0.32 in the third quarter 2010, down $0.03 from the immediately previous quarter, and $0.11 lower than third quarter 2009 results, and reflecting the effects of the $0.05 charge resulting from the preferred stock repayment.  For the first nine months of 2010, core earnings per share – diluted was $1.02, as compared to $1.26 for the first nine months of 2009.  Core earnings per share in 2010 were impacted by a higher number of weighted average common shares outstanding than in 2009, resulting from the issuance of shares of common stock in a public offering in December 2009 that raised capital of $21.4 million, net of offering costs.  Some of the more significant fluctuations in the components of core earnings are as follows:

·
Net interest income was $10,856,000 in the third quarter 2010, up $506,000 from the second quarter 2010 and $64,000 over the third quarter 2009.  Year-to-date, net interest income totaled $31,679,000 in 2010, down 3.8% from the first nine months of 2009.  The improvement in the most recent quarter reflected a reduced cost of funds, and an increase in average loans, with a reduced average amount of funds held in overnight investments.

·
Non-interest revenue was $3,449,000 in the third quarter 2010, up $439,000 from the immediate prior quarter and $167,000 over the third quarter 2009.  Third quarter 2010 revenue included an increase in revenue from mortgages originated and sold in the secondary market totaling $131,000 (as compared to the second quarter), as well as gains from sales of other real estate.  For the nine months ended September 30, 2010, noninterest revenue was $978,000, or 10.7%, higher than the first nine months of 2009.  In the first quarter 2010, C&N realized a pre-tax gain of $448,000 from the sale of property at one of the banking locations.  Also in 2010, revenue from sales of mortgages and from debit card-related interchange fees have increased substantially.

·
The provision for loan losses was $189,000 in the third quarter 2010, for a total of $472,000 for the first nine months of 2010.  In 2009, the provision for loan losses was $634,000 in the third quarter and $554,000 for the first nine months.

·
Non-interest expense totaled $7,969,000 in the third quarter 2010, up $340,000 from the second quarter, mainly as a result of higher costs related to loan collection activities and an increase of $155,000 in total salaries and wages.  Non-interest expense was $308,000 lower in the third quarter 2010 as compared to the third quarter 2009, and noninterest expense for the nine months ended September 30, 2010 was $2,581,000 or 9.9% lower than the total for the first nine months of 2009.  Year-to-date, total salaries and benefit expenses are $697,000, or 5.3%, lower in 2010 than in the first nine months of 2009.  In 2010, furniture and equipment expenses have been reduced because much of the computer hardware and software for the core banking system became fully depreciated in late 2009, and FDIC assessments have been lower in 2010 than in 2009.

·
The provision for income taxes totaled $1,671,000, or 25.6% of pre-tax income in the third quarter 2010, up from $1,281,000 or 20.8% of pre-tax income in the second quarter.  The provision for income tax in the second quarter included a benefit (reduction in expense) of $225,000 resulting from a reduction in a valuation reserve.  For the nine months ended September 30, 2010, the tax provision was $4,389,000, or 23.6% of pre-tax income.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2009	2009	2009	2009
Interest income	$15,495	$15,386	$15,733	$16,256	$16,808	$17,341	$17,571
Interest expense	4,639	5,036	5,260	5,670	6,016	6,164	6,606
Net Interest income	10,856	10,350	10,473	10,586	10,792	11,177	10,965
Provision (credit) for loan losses	189	76	207	126	634	93	(173)
Net interest income after provision for loan losses	10,667	10,274	10,266	10,460	10,158	11,084	11,138
Other income	3,449	3,186	3,445	3,567	3,282	3,054	2,766
Net gains (losses) on available-for-sale securities	388	319	58	(318)	(47,848)	(18,995)	(16,679)
Other expenses	7,969	7,629	7,894	7,586	8,277	9,158	8,638
Income (loss) before income tax provision	6,535	6,150	5,875	6,123	(42,685)	(14,015)	(11,413)
Income tax provision (credit)	1,671	1,281	1,437	1,508	(14,491)	(5,284)	(4,388)
Net income (loss)	4,864	4,869	4,438	4,615	(28,194)	(8,731)	(7,025)
US Treasury preferred dividends	729	372	373	373	373	373	309
Net income (loss) available to common shareholders	$4,135	$4,497	$4,065	$4,242	$(28,567)	$(9,104)	$(7,334)
Net income (loss) per common share – basic	$0.34	$0.37	$0.34	$0.42	$(3.17)	$(1.01)	$(0.82)
Net income (loss) per common share – diluted	$0.34	$0.37	$0.34	$0.42	$(3.17)	$(1.01)	$(0.82)

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2010 and 2009

For the nine-month periods, fully taxable equivalent net interest income was $33,973,000 in 2010, $1,089,000 (3.1%) lower than in 2009.  As shown in Table IV, net changes in volume had the effect of decreasing net interest income $296,000 in 2010 compared to 2009, and interest rate changes had the effect of decreasing net interest income $793,000. The most significant components of the volume change in net interest income in 2010 were: a decrease in interest income of $1,555,000 attributable to a reduction in the balance of taxable available-for-sale securities and a decrease in interest expense of $1,325,000 attributable to a reduction in the balance of long-term borrowed funds. The most significant components of the rate change in net interest income in 2010 were: a decrease in interest income of $2,938,000 attributable to lower rates earned on taxable available-for-sale securities and a decrease in interest expense of $2,647,000 due to lower rates paid on interest-bearing deposits. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.47% in 2010, as compared to 3.44% in 2009.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $48,908,000 in 2010, a decrease of 9.2% from 2009.  Income from available-for-sale securities decreased $3,962,000 (22.1%), while interest and fees from loans decreased $976,000, or 2.7%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2010 decreased to $425,377,000, a decrease of $30,227,000, or 6.6% from 2009.  During 2009 and 2010, the Corporation increased the size of its tax-exempt municipal security portfolio, while shrinking the taxable available-for-sale securities portfolio. The Corporation’s yield on taxable securities fell in 2009 and 2010 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less.  In addition to the impact of falling rates, the Corporation’s yield on taxable securities was also negatively affected in 2010 by higher-than-expected prepayments on mortgage-backed securities; these prepayments were caused by procedural changes by the U.S. Government agencies that issued the securities. The average rate of return on available-for-sale securities was 4.38% for 2010 and 5.25% in 2009.

The average balance of gross loans decreased 1.2% to $721,644,000 in 2010 from $730,738,000 in 2009.  Due to the challenging economic environment and the Corporation’s decision to sell a portion of its newly originated residential mortgages on the secondary market, the Corporation has experienced contraction in the balance of its mortgage and consumer loan portfolios, with modest growth in average commercial loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.46% in 2010 and 6.56% in 2009.

The average balance of interest-bearing due from banks increased to $59,547,000 in 2010 from $19,026,000 in 2009. In the last half of 2009 and the first nine months of 2010, this has consisted primarily of balances held by the Federal Reserve.  In the first nine months of 2009, more overnight funds were invested in Federal funds sold to other banks, which decreased to an average balance of $64,000 in 2010 from $11,975,000 in 2009.  Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2009 and 2010 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years.  Also, in 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant.  These repurchases were completed during the third quarter 2010.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

For the nine-month period, interest expense fell $3,851,000, or 20.5%, to $14,935,000 in 2010 from $18,786,000 in 2009.  Table III shows that the overall cost of funds on interest-bearing liabilities fell to 1.95% in 2010 from 2.47% in 2009.

Total average deposits (interest-bearing and noninterest-bearing) increased 8.7%, to $955,954,000 in 2010 from $879,324,000 in 2009.  This increase has come mainly in interest checking, individual retirement accounts, and demand deposits. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts have decreased significantly in 2010 as compared to 2009. As shown in Table IV, decreases in rates reduced interest expense on deposits by $2,647,000.

Total average borrowed funds decreased $51,841,000 to $213,798,000 in 2010 from $265,639,000 in 2009.  During 2009 and 2010, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.63% in 2010, down from 3.79% in 2009.  This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

Three-Month Periods Ended September 30, 2010 and 2009

Except as noted below, significant changes in the three-month results are consistent with the discussion of the nine-month results provided in the previous section.

For the three-month periods, fully taxable equivalent net interest income was $11,634,000 in 2010, $77,000 (0.7%) higher than in 2009.  As shown in Table IV, net changes in volume had the effect of increasing net interest income $396,000 in 2010 compared to 2009; the most significant volume change was a reduction in long-term borrowings outstanding, which reduced interest expense by $548,000. Interest rate changes had the effect of decreasing net interest income $319,000. As presented in Table III, the “Interest Rate Spread” was 3.58% in 2010, as compared to 3.44% in 2009.

Interest income totaled $16,273,000 in 2010, a decrease of 7.4% from 2009.  Income from available-for-sale securities decreased $1,078,000, while interest and fees from loans decreased $217,000, or 1.8%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2010 decreased to $427,524,000, a decrease of $11,031,000, or 2.5% from 2009.  The average rate of return on available-for-sale securities was 4.19% for 2010 and 5.06% in 2009. For the three-month period, the average balance of gross loans decreased 0.1% to $725,408,000 in 2010 from $726,304,000 in 2009. The average rate of return on loans was 6.42% in 2010 and 6.53% in 2009. The average balance of interest-bearing due from banks, mainly from balances held by the Federal Reserve, increased to $45,661,000 in 2010 from $40,616,000 in 2009.

For the three-month period, interest expense fell $1,377,000, or 22.9%, to $4,639,000 in 2010 from $6,016,000 in 2009. Total average deposits (interest-bearing and noninterest-bearing) increased 9.0%, to $975,936,000 in 2010 from $895,427,000 in 2009.  Total average borrowed funds decreased $64,261,000 to $190,215,000 in 2010 from $254,476,000 in 2009.

TABLE II -  ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	Sept. 30,		Increase/	Sept. 30,		Increase/
(In Thousands)	2010	2009	(Decrease)	2010	2009	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,698	$3,841	$(1,143)	$8,617	$13,110	$(4,493)
Tax-exempt	1,812	1,747	65	5,309	4,778	531
Total available-for-sale securities	4,510	5,588	(1,078)	13,926	17,888	(3,962)
Held-to-maturity securities,
Taxable	0	5	(5)	2	17	(15)
Trading securities	0	2	(2)	2	48	(46)
Interest-bearing due from banks	26	24	2	102	28	74
Federal funds sold	0	0	0	0	15	(15)
Loans:
Taxable	11,153	11,314	(161)	33,112	34,027	(915)
Tax-exempt	584	640	(56)	1,764	1,825	(61)
Total loans	11,737	11,954	(217)	34,876	35,852	(976)
Total Interest Income	16,273	17,573	(1,300)	48,908	53,848	(4,940)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	199	235	(36)	633	659	(26)
Money market	198	449	(251)	678	1,671	(993)
Savings	49	59	(10)	140	229	(89)
Certificates of deposit	1,211	1,608	(397)	3,936	5,150	(1,214)
Individual Retirement Accounts	1,257	1,225	32	3,739	3,544	195
Other time deposits	2	2	0	5	5	0
Total interest-bearing deposits	2,916	3,578	(662)	9,131	11,258	(2,127)
Borrowed funds:
Short-term	15	121	(106)	166	431	(265)
Long-term	1,708	2,317	(609)	5,638	7,097	(1,459)
Total borrowed funds	1,723	2,438	(715)	5,804	7,528	(1,724)
Total Interest Expense	4,639	6,016	(1,377)	14,935	18,786	(3,851)

Net Interest Income	$11,634	$11,557	$77	$33,973	$35,062	$(1,089)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2010	Return/	9/30/2009	Return/	9/30/2010	Return/	9/30/2009	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$313,385	3.42%	$335,134	4.55%	$314,992	3.66%	$361,894	4.84%
Tax-exempt	114,139	6.30%	103,421	6.70%	110,385	6.43%	93,710	6.82%
Total available-for-sale securities	427,524	4.19%	438,555	5.06%	425,377	4.38%	455,604	5.25%
Held-to-maturity securities,
Taxable	0	0.00%	384	5.16%	51	5.27%	398	5.71%
Trading securities	0	0.00%	231	3.43%	38	6.99%	1,022	6.28%
Interest-bearing due from banks	45,661	0.23%	40,616	0.23%	59,547	0.23%	19,026	0.20%
Federal funds sold	36	0.00%	64	0.00%	64	0.00%	11,975	0.17%
Loans:
Taxable	690,084	6.41%	684,723	6.56%	685,669	6.46%	690,834	6.59%
Tax-exempt	35,324	6.56%	41,580	6.11%	35,975	6.56%	39,904	6.11%
Total loans	725,408	6.42%	726,304	6.53%	721,644	6.46%	730,738	6.56%
Total Earning Assets	1,198,629	5.39%	1,206,154	5.78%	1,206,721	5.42%	1,218,763	5.91%
Cash	17,788		17,232		17,509		16,921
Unrealized gain/loss on securities	4,746		(24,407)		1,834		(32,092)
Allowance for loan losses	(8,586)		(7,693)		(8,507)		(7,789)
Bank premises and equipment	23,319		25,102		23,724		25,442
Intangible Asset - Core Deposit Intangible	396		628		439		711
Intangible Asset - Goodwill	11,942		11,941		11,942		11,957
Other assets	72,735		66,507		76,787		62,261
Total Assets	$1,320,969		$1,295,464		$1,330,449		$1,296,174

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$153,933	0.51%	$108,096	0.86%	$141,928	0.60%	$100,809	0.87%
Money market	204,470	0.38%	203,126	0.88%	201,714	0.45%	200,960	1.11%
Savings	79,484	0.24%	69,292	0.34%	75,624	0.25%	69,111	0.44%
Certificates of deposit	222,117	2.16%	225,294	2.83%	228,419	2.30%	226,781	3.04%
Individual Retirement Accounts	163,794	3.04%	156,421	3.11%	162,702	3.07%	152,415	3.11%
Other time deposits	1,839	0.43%	1,892	0.42%	1,406	0.48%	1,443	0.46%
Total interest-bearing deposits	825,637	1.40%	764,120	1.86%	811,793	1.50%	751,519	2.00%
Borrowed funds:
Short-term	23,328	0.26%	34,383	1.40%	30,281	0.73%	39,065	1.48%
Long-term	166,887	4.06%	220,093	4.18%	183,517	4.11%	226,574	4.19%
Total borrowed funds	190,215	3.59%	254,476	3.80%	213,798	3.63%	265,639	3.79%
Total Interest-bearing Liabilities	1,015,852	1.81%	1,018,596	2.34%	1,025,591	1.95%	1,017,158	2.47%
Demand deposits	150,299		131,307		144,161		127,805
Other liabilities	8,209		6,516		7,642		7,413
Total Liabilities	1,174,360		1,156,419		1,177,394		1,152,376
Stockholders' equity, excluding other comprehensive income/loss	143,738		155,324		152,153		165,222
Other comprehensive income/loss	2,871		(16,279)		902		(21,424)
Total Stockholders' Equity	146,609		139,045		153,055		143,798
Total Liabilities and Stockholders' Equity	$1,320,969		$1,295,464		$1,330,449		$1,296,174
Interest Rate Spread		3.58%		3.44%		3.47%		3.44%
Net Interest Income/Earning Assets		3.85%		3.80%		3.76%		3.85%

Total Deposits (Interest-bearing and Demand)	$975,936		$895,427		$955,954		$879,324

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE IV -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/10 vs. 9/30/09			9 Months Ended 9/30/10 vs. 9/30/09
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(223)	$(920)	$(1,143)	$(1,555)	$(2,938)	$(4,493)
Tax-exempt	171	(106)	65	814	(283)	531
Total available-for-sale securities	(52)	(1,026)	(1,078)	(741)	(3,221)	(3,962)
Held-to-maturity securities,
Taxable	(5)	0	(5)	(14)	(1)	(15)
Trading securities	(2)	0	(2)	(48)	2	(46)
Interest-bearing due from banks	10	(8)	2	68	6	74
Federal funds sold	0	0	0	(8)	(7)	(15)
Loans:
Taxable	88	(249)	(161)	(253)	(662)	(915)
Tax-exempt	(101)	45	(56)	(187)	126	(61)
Total loans	(13)	(204)	(217)	(440)	(536)	(976)
Total Interest Income	(62)	(1,238)	(1,300)	(1,183)	(3,757)	(4,940)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	79	(115)	(36)	221	(247)	(26)
Money market	3	(254)	(251)	6	(999)	(993)
Savings	10	(20)	(10)	20	(109)	(89)
Certificates of deposit	(26)	(371)	(397)	37	(1,251)	(1,214)
Individual Retirement Accounts	56	(24)	32	236	(41)	195
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	122	(784)	(662)	520	(2,647)	(2,127)
Borrowed funds:
Short-term	(32)	(74)	(106)	(82)	(183)	(265)
Long-term	(548)	(61)	(609)	(1,325)	(134)	(1,459)
Total borrowed funds	(580)	(135)	(715)	(1,407)	(317)	(1,724)
Total Interest Expense	(458)	(919)	(1,377)	(887)	(2,964)	(3,851)

Net Interest Income	$396	$(319)	$77	$(296)	$(793)	$(1,089)

(1) Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

TABLE V - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009

Service charges on deposit accounts	$1,166	$1,317	$3,449	$3,514
Service charges and fees	191	198	594	615
Trust and financial management revenue	876	757	2,605	2,396
Insurance commissions, fees and premiums	65	69	186	226
Increase in cash surrender value of life insurance	121	107	352	384
Other operating income	1,030	834	2,894	1,967
Total other operating income, before realized gains (losses) on available-for-sale securities, net	$3,449	$3,282	$10,080	$9,102

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

Table V excludes realized gains (losses) on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total non-interest income shown in Table V increased $978,000 or 10.7%, in 2010 compared to 2009.  Items of significance are as follows:

·
Service charges on deposit accounts decreased $65,000, or 1.9%, in 2010 as compared to 2009.  Overdraft fee revenues associated with an overdraft privilege program decreased $71,000 reflecting the impact of limitations imposed on such fees by 2009 federal legislation that requires all customers to affirmatively opt in to the program.  This change became effective in the third quarter 2010.

·
Trust and financial management revenue increased $209,000, or 8.7%, in 2010 as compared to 2009.  The value of assets under management is currently $591,267,000 at September 30, 2010, a minor decrease of less than 1.0% compared to similar values 12 months ago.  Fluctuations in the value of assets under management during this period have been mainly associated with fluctuations in the market values of equity securities.  Trust revenues in 2010 have included fees from settlements of several large estates.

·
Other operating income increased $927,000, or 47.1%, in 2010 as compared to 2009.  In 2010, the category includes a first quarter gain of $448,000 from the sale of a parcel adjacent to one of the bank operating locations. The sale proceeds include $390,000 associated with long-term privileges within a municipal parking facility currently under construction.  The category also includes revenues from mortgages originated and sold in the secondary market of $368,000, which represents an increase of $289,000 over the first nine months of 2009. In addition, debit card related interchange fees increased $149,000 in 2010 compared to 2009.

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

Total non-interest income shown in Table V increased $167,000 or 5.1% in 2010 compared to 2009.  Items of significance are as follows:

·
Service charges on deposit accounts decreased $151,000, or 11.5%, in 2010 as compared to 2009.  Overdraft fee revenues associated with the overdraft privilege program decreased $164,000, reflecting the impact of the program changes described above.

·	Trust and financial management revenue increased $119,000, or 15.7%, in 2010 as compared to 2009, and is primarily attributed to fees associated with the settlement of several large estates.

·
Other operating income increased $196,000, or 23.5%, in 2010 as compared to 2009.  Gains from disposition of mortgages held for sale totaled $151,000 in 2010, which represents an increase of $134,000 over the comparable three months of 2009.

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2010	2009	2010	2009

Salaries and wages	$3,354	$3,334	$9,631	$9,993
Pensions and other employee benefits	980	918	2,902	3,237
Occupancy expense, net	654	652	2,004	2,073
Furniture and equipment expense	500	690	1,610	2,066
FDIC Assessments	382	393	1,201	1,651
Pennsylvania shares tax	305	318	916	954
Other operating expense	1,794	1,972	5,228	6,099
Total Other Expense	$7,969	$8,277	$23,492	$26,073

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

Total non-interest expense in Table VI decreased $2,581,000 or 9.9% in 2010 from 2009.  Significant changes in 2010 as compared to 2009 include the following:

·
Salaries and wages decreased $362,000, or 3.6%.  No stock options were awarded in 2010, and accordingly, there was no officers’ incentive stock option expense incurred in 2010, as compared to officers’ stock option expense of $205,000 in 2009.  Also, base salary costs have been reduced in 2010 due to net reductions in hourly staff schedules and elimination of one senior executive position.

·
Pensions and other employee benefits decreased $335,000, or 10.3%.  Within this category, group health insurance expense was $116,000 lower primarily due to favorable rate adjustments based on 2009 claims experience.  In addition, employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan was $73,000 lower in 2010 than in 2009. The reduced level of required contributions is consistent with the reduced salaries and wages discussed above.

·	Occupancy expense decrease of $69,000 (3.3%) includes a decrease in seasonal fuel and snow removal costs incurred of $42,000 in 2010.

·	Furniture and equipment expense decreased $456,000 (22.1%), and is primarily related to decreases in depreciation related to the core operating systems.

·	FDIC Insurance costs decreased $450,000 to $1,201,000 for the first nine months of 2010. In 2009, FDIC insurance costs included a special assessment of $589,000 in the second quarter.

·	Other operating expense decreased $871,000 or 14.3%. The category includes a variety of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o	There was no stock option expense in 2010 from the Independent Directors Stock Incentive Plan. In 2009, such costs were $68,000.

o
Expenses related to foreclosed properties decreased in 2010 by $193,000 compared to 2009, primarily from lower expenses associated with one large commercial property that was sold in the fourth quarter 2009.

o	Professional fees associated with the overdraft privilege program decreased $91,000 in 2010.

o	Amortization of core deposit intangibles decreased $111,000.

o
Certain operating costs, which are substantially discretionary, are lower in 2010 than in 2009.  Advertising and certain public relations costs decreased $157,000 in 2010.  Education and training costs decreased $51,000 in 2010 compared to 2009.

o	Bucktail Life Insurance Company’s operating expenses, primarily for estimated GAAP policy reserves were reduced by $264,000 compared to 2009.

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

Total non-interest expense shown in Table VI decreased $308,000 or 3.7% in 2010 compared to 2009.  Items of significance are as follows:

·
Pensions and other employee benefits increased $62,000, or 6.8%.  Group health insurance costs were $111,000 higher in 2010 primarily due to favorable rate adjustments in 2009 based on claims experience.

·	Furniture and equipment expense decreased $190,000 (27.5%), and is primarily related to decreases in depreciation related to the core operating systems.

·	Other operating expense decreased $178,000 or 9.0%. The category includes a variety of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

o
Expenses related to foreclosed properties decreased in 2010 by $71,000 compared to 2009, primarily from lower expenses associated with one large commercial property. In addition, collection costs in 2010 decreased $27,000 due to recoveries of costs charged to expense in prior periods, primarily associated with several commercial properties. Also, attorney fees, primarily related to commercial loan collection activities, decreased $74,000 in 2010.

o	Amortization of core deposit intangibles decreased $38,000.

o	Bucktail Life Insurance Company’s operating expenses, primarily for estimated GAAP policy reserves, were reduced $41,000 in the third quarter 2010 compared to 2009.

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

Each quarter, management performs a detailed assessment of the allowance and provision for loan losses. A management committee referred to as the Watch List Committee performs this assessment.  Quarterly, the Watch List Committee and the applicable Lenders discuss each loan relationship under review, and reach a consensus on the appropriate FASB ASC 310 estimated loss amount for the quarter.  The Watch List Committee’s focus is on ensuring that all pertinent facts have been considered, and that the FASB ASC 310 loss amounts are reasonable.  The assessment process includes review of certain loans reported on the “Watch List.”  All loans, which Lenders or the Credit Administration staff has assigned a risk rating of Special Mention, Substandard, Doubtful or Loss, are included in the Watch List.  The scope of loans evaluated individually for impairment (FASB ASC 310 evaluation) include all loan relationships greater than $200,000 for all loans for which there is at least one extension of credit graded Special Mention, Substandard, Doubtful or Loss.  Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.

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

Management also calculates the effects of specific qualitative factors criteria to determine a percentage increase or decrease in the FASB ASC 450 allowance, in relation to the historical net charge-off percentage.  The qualitative factors analysis involves assessment of changes in factors affecting the portfolio, to provide for estimated differences between losses currently inherent in the portfolio and the amounts determined based on recent historical loss rates and from identification of losses on specific individual loans.  A management committee referred to as the Qualitative Factors Committee meets quarterly, near the end of the final month of each quarter.  The Qualitative Factors Committee discusses several qualitative factors, including economic conditions, lending policies, changes in the portfolio, risk profile of the portfolio, competition and regulatory requirements, and other factors, with consideration given to how the factors affect three distinct parts of the loan portfolio: Commercial, Mortgage and Consumer.  During or soon after completion of the meeting, each member of the Committee prepares an update to his or her recommended percentage adjustment for each qualitative factor, and average qualitative factor adjustments are calculated for Commercial, Mortgage and Consumer loans.  The Accounting Department multiplies the outstanding balance as of the quarter-end (excluding loans individually evaluated for impairment) by the applicable qualitative factor percentages, to determine the portion of the FASB ASC 450 allowance attributable to qualitative factors.  Average qualitative factors used in calculating the FASB ASC 450 portion of the allowance did not change significantly (by more than a few basis points) for any category over the course of the past year and the first nine months of 2010.

The allocation of the allowance for loan losses table (Table VIII) includes the FASB ASC 310 component of the allowance on the line item called “Impaired Loans.”  FASB ASC 450  estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table VIII to the applicable categories of commercial, consumer mortgage and consumer loans. The increase in the valuation allowance on impaired loans to $1,794,000 at September 30, 2010 from $1,126,000 at December 31, 2009 is primarily attributed to changes in the assessment of four commercial relationships by the Watch List Committee.

The allowance for loan losses was $8,602,000 at September 30, 2010 up slightly from $8,265,000 at December 31, 2009.  As shown in Table VII, net charge-offs in 2010 of $135,000 were down compared to the annual net charge-offs of $272,000 in 2009, and well below the historical levels of the last five years.  Also, Table VII shows the provision for loan losses of $472,000 for the first nine months of 2010, which on an annualized basis is favorable by comparison to the average annual amount over the previous five years of $963,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.

Table IX presents information related to past due and impaired loans.  As of September 30, 2010, total impaired loans were $6,717,000, up from $5,947,000 at December 31, 2009, and slightly below the comparable annual average level of $6,811,000 for the last five years.  Nonaccrual loans decreased to $8,786,000 at September 30, 2010 from $9,092,000 at December 31, 2009, while total loans past due 90 days or more and still in accrual status increased to $1,404,000 at September 30, 2010 from $31,000 at December 31, 2009.  Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated.  Over the period 2005-2009 and the first nine months of 2010, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact category fluctuations within Table IX, and may significantly impact the amount of total charge-offs reported in any one period.  Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2010. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Related to credit quality, total non-performing assets were $10,720,000, or 0.82% of total assets, at September 30, 2010 compared to $10,871,000, or 0.81%, at June 30, 2010, and $9,869,000, or 0.76%, at December 31, 2009.  Recent fluctuations in the components of non-performing assets are primarily associated with changes in certain large commercial relationships.  The components of non-performing assets were as follows:
	Sept. 30,	June 30,	Dec. 31,
(In Thousands)	2010	2010	2009

Non-performing assets:
Total nonaccrual loans	$8,786	$8,071	$9,092
Total loans past due 90 days or more and still accruing	1,404	1,937	31
Foreclosed assets held for sale (real estate)	530	863	873

Total non-performing assets	$10,720	$10,871	$9,996

Total non-performing assets as a % of assets	0.82%	0.81%	0.76%

Tables VII through X present historical data related to the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	9 Months	9 Months
	Ended	Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2010	2009	2009	2008	2007	2006	2005
Balance, beginning of year	$8,265	$7,857	$7,857	$8,859	$8,201	$8,361	$6,787
Charge-offs:
Real estate loans	223	94	149	1,457	196	611	264
Installment loans	135	236	293	254	216	259	224
Credit cards and related plans	0	0	0	5	5	22	198
Commercial and other loans	28	12	36	323	127	200	298
Total charge-offs	386	342	478	2,039	544	1,092	984
Recoveries:
Real estate loans	53	6	8	20	8	27	14
Installment loans	87	90	104	83	41	65	61
Credit cards and related plans	0	0	0	4	9	25	30
Commercial and other loans	111	23	94	21	28	143	50
Total recoveries	251	119	206	128	86	260	155
Net charge-offs	135	223	272	1,911	458	832	829
Allowance for loan losses recorded in acquisitions	0	0	0	0	587	0	377
Provision (credit) for loan losses	472	554	680	909	529	672	2,026
Balance, end of period	$8,602	$8,188	$8,265	$7,857	$8,859	$8,201	$8,361

TABLE VIII - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES BY TYPE

(In Thousands)	As of
	Sept. 30,	As of December 31,
	2010	2009	2008	2007	2006	2005
Commercial	$2,552	$2,677	$2,654	$1,870	$2,372	$2,705
Consumer mortgage	3,574	3,859	3,920	4,201	3,556	2,806
Impaired loans	1,794	1,126	456	2,255	1,726	2,374
Consumer	239	281	399	533	523	476
Unallocated	443	322	428	-	24	-
Total Allowance	$8,602	$8,265	$7,857	$8,859	$8,201	$8,361

TABLE IX - PAST DUE AND IMPAIRED LOANS

(In Thousands)	As of
	Sept. 30,	As of December 31,
	2010	2009	2008	2007	2006	2005
Impaired loans without a valuation allowance	$3,462	$3,257	$3,435	$857	$2,674	$910
Impaired loans with a valuation allowance	3,255	2,690	2,230	5,361	5,337	7,306
Total impaired loans	$6,717	$5,947	$5,665	$6,218	$8,011	$8,216

Valuation allowance related to impaired loans	$1,794	$1,126	$456	$2,255	$1,726	$2,374

Total nonaccrual loans	$8,786	$9,092	$7,200	$6,955	$8,506	$6,365
Total loans past due 90 days or more and still accruing	$1,404	$31	$1,305	$1,200	$1,559	$1,369

TABLE X - SUMMARY OF LOANS BY TYPE

(In Thousands)	Sept. 30,	As of December 31,
	2010	2009	2008	2007	2006	2005

Real estate - residential mortgage	$414,909	$420,365	$433,377	$441,692	$387,410	$361,857
Real estate - commercial mortgage	162,245	163,483	165,979	144,742	178,260	153,661
Real estate - construction	38,557	26,716	24,992	22,497	10,365	5,552
Consumer	15,932	19,202	26,732	37,193	35,992	31,559
Agricultural	3,754	3,848	4,495	3,553	2,705	2,340
Commercial	55,096	49,753	48,295	52,241	39,135	69,396
Other	259	638	884	1,010	1,227	1,871
Political subdivisions	35,937	37,598	38,790	33,013	32,407	27,063
Total	726,689	721,603	743,544	735,941	687,501	653,299
Less: allowance for loan losses	(8,602)	(8,265)	(7,857)	(8,859)	(8,201)	(8,361)
Loans, net	$718,087	$713,338	$735,687	$727,082	$679,300	$644,938

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At September 30, 2010, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $36,724,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $29,641,000 at September 30, 2010.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

TABLE XI – CREDIT FACILITIES
	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2010	2009	2010	2009	2010	2009
Federal Home Loan Bank of Pittsburgh	$66,149	$133,602	$279,971	$210,954	$346,120	$344,556
Federal Reserve Bank Discount Window	0	0	28,219	25,802	28,219	25,802
Other correspondent banks	0	0	25,000	29,722	25,000	29,722
Total credit facilities	$66,149	$133,602	$333,190	$266,478	$399,339	$400,080

At September 30, 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At September 30, 2010, the carrying value of non-pledged available-for-sale securities was $54,311,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning the Corporation’s and the subsidiary banks’ capital ratios at September 30, 2010 and December 31, 2009 are presented below. C&N Bank obtained regulatory approval for the merger of First State Bank’s charter at the end of August 2010, which resulted in the two New York State branches becoming branches of C&N Bank. Management believes, as of September 30, 2010 and December 31, 2009, that the Corporation and subsidiary banks meet all capital adequacy requirements to which they are subject.

(Dollars in Thousands)					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010:
Total capital to risk-weighted assets:
Consolidated	$124,084	16.77%	$59,181	³8%	n/a	n/a
C&N Bank	113,616	15.48%	58,699	³8%	$73,374	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	115,062	15.55%	29,591	³4%	n/a	n/a
C&N Bank	104,986	14.31%	29,349	³4%	44,024	³6%
Tier 1 capital to average assets:
Consolidated	115,062	8.90%	51,732	³4%	n/a	n/a
C&N Bank	104,986	8.18%	51,310	³4%	64,138	³5%

December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$133,311	17.89%	$59,628	³8%	n/a	n/a
C&N Bank	117,320	16.22%	57,869	³8%	$72,337	³10%
First State Bank	4,545	24.73%	1,470	³8%	1,838	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	124,463	16.70%	29,814	³4%	n/a	n/a
C&N Bank	109,112	15.08%	28,935	³4%	43,402	³6%
First State Bank	4,395	23.92%	735	³4%	1,103	³6%
Tier 1 capital to average assets:
Consolidated	124,463	9.86%	50,513	³4%	n/a	n/a
C&N Bank	109,112	9.02%	48,393	³4%	60,491	³5%
First State Bank	4,395	9.33%	1,885	³4%	2,356	³5%

In January 2009, the Corporation issued Preferred Stock and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share to the United States Department of the Treasury under the TARP Program.  The Corporation sold the Preferred Stock and Warrant for an aggregate price of $26,440,000.   The Preferred Stock paid a cumulative dividend rate of 5% per annum.  On August 4, 2010, the Corporation repurchased all of the Preferred Stock.  The total payment was $26,730,000, including accrued dividends through that date of $290,000.  As a result of repurchasing the Preferred Stock, the Corporation negotiated with the Treasury for repurchase of the Warrant for $400,000 on September 1, 2010.

The capital ratios reflected in the tables above for December 2009 include the benefit of the TARP Preferred Stock and Warrant as components of Tier 1 and total capital.  Tier 1 and total capital for both the Corporation and C&N Bank were reduced in the third quarter as a result of repurchasing the Preferred Stock, and the Warrant.  Including the effects of the third quarter 2010 reductions in capital from the TARP repurchase, management expects the Corporation and C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future.  Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements.  The Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity.  The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $4,393,000 at September 30, 2010 and ($522,000) at December 31, 2009.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 5 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2010.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($231,000) at September 30, 2010 and ($369,000) at December 31, 2009.

INCOME TAXES

The effective income tax rate was 23.65% of pre-tax income for the nine months ended September 30, 2010 and 25.57% of pre-tax income for the third quarter 2010.  In 2009, the credit for income tax was 35.47% of the pre-tax loss for the first nine months, and 33.95% for the third quarter.  A large portion of the 2009 credit for income tax was deferred, and related to securities write-downs that were not currently deductible for income tax reporting purposes.  The provision (credit) for income tax for the 9-month periods ended September 30, 2010 and 2009 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.  Also, the effective tax rate for the 9-month period ended September 30, 2010 includes the benefit of a $225,000 reduction in the valuation allowance on deferred tax assets associated with capital assets in the third quarter 2010, as referred to in the following paragraph.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At September 30, 2010, the net deferred tax asset was $13,096,000, down from the balance at December 31, 2009 of $22,037,000.  The net deferred tax asset balance at September 30, 2010 attributable to realized securities losses was $5,696,000, exclusive of a valuation allowance of $148,000.  The deferred tax asset related to realized securities losses at September 30, 2010 was significantly lower than the balance at December 31, 2009 of $16,052,000, exclusive of a valuation allowance of $373,000.  The reduction in this deferred tax asset reflects the impact of management’s decision to sell certain trust-preferred and other securities in 2010 for which OTTI charges were recorded for financial statement purposes prior to 2010.

In 2010, the Corporation realized ordinary and capital losses for income tax reporting purposes, including the effects of tax losses from the sales of securities referred to above.  Based on management’s calculation of taxable loss in the first nine months of 2010, the Corporation has available at September 30, 2010 estimated unused operating loss carryforwards of $4,668,000, including a capital loss carryforward of $157,000 expiring in 2015, and an estimated ordinary loss carryforward of $4,511,000 expiring in 2030.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  The valuation allowance at September 30, 2010 reflects the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated in 2007 and 2008.  Realization of the remaining $148,000 of tax benefits associated with capital assets is dependent upon realization of future appreciation in capital assets.  After adjustment for the valuation allowance on capital assets, management believes the recorded net deferred tax asset at September 30, 2010 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 8 to the consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained through the first nine months of 2010.  Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Further, the Federal Reserve expressed its concern that deflation is currently more of a concern than inflation.

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

Table XII, which follows this discussion, is based on the results of the simulation model as of August 31, 2010 and November 30, 2009. The 2009 figures include a pro forma adjustment to increase equity by $21,410,000, which represents the proceeds received from the Corporation’s sale of common stock in December 2009 net of issuance costs. The table also includes pro forma adjustments to reflect the Corporation’s December 2009 purchases of several investment securities.  The securities purchased totaled approximately $22,382,000 and included obligations of U.S. Government agencies and a collateralized mortgage obligation issued by a U.S. Government agency.

As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of August 31, 2010, the changes in net interest income and changes in market value were within the policy limits in all scenarios except an immediate rate decrease of 300 basis points, which management considers to be highly unrealistic. As of November 30, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements.  The embedded cap on one of the $40 million borrowings expires in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.  Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The 3-month LIBOR was 0.30% at August 31, 2010 and 0.26% at November 30, 2009.  Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any of the scenarios shown in Table XII at August 2010 or November 2009.

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

TABLE XII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
August 31, 2010 Data
(In Thousands)	Period Ending August 31, 2011
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$66,608	$28,640	$37,968	-9.9%	20.0%
+200	64,011	24,373	39,638	-5.9%	15.0%
+100	61,176	20,148	41,028	-2.6%	10.0%
0	58,067	15,924	42,143	0.0%	0.0%
-100	55,271	14,856	40,415	-4.1%	10.0%
-200	53,339	14,662	38,677	-8.2%	15.0%
-300	52,771	14,662	38,109	-9.6%	20.0%

	Market Value of Portfolio Equity
	at August 31, 2010
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$88,204	-30.1%	45.0%
+200	102,205	-18.9%	35.0%
+100	114,823	-8.9%	25.0%
0	126,100	0.0%	0.0%
-100	135,181	7.2%	25.0%
-200	159,484	26.5%	35.0%
-300	189,001	49.9%	45.0%

November 30, 2009 Data
(In Thousands)	Period Ending November 30, 2010
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$70,171	$34,669	$35,502	-12.0%	20.0%
+200	67,254	29,536	37,718	-6.5%	15.0%
+100	64,419	24,412	40,007	-0.8%	10.0%
0	61,041	20,700	40,341	0.0%	0.0%
-100	57,581	19,579	38,002	-5.8%	10.0%
-200	55,240	19,215	36,025	-10.7%	15.0%
-300	54,360	19,008	35,352	-12.4%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2009
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$98,045	-28.8%	45.0%
+200	116,071	-15.8%	35.0%
+100	131,202	-4.8%	25.0%
0	137,770	0.0%	0.0%
-100	137,307	-0.3%	25.0%
-200	146,347	6.2%	35.0%
-300	172,390	25.1%	45.0%

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 5 of the consolidated financial statements, the Corporation recognized no OTTI charges on bank stocks during the third quarter 2010 but has recognized OTTI charges on bank stocks totaling $10,000 in the first nine months of 2010.

Equity securities held as of September 30, 2010 and December 31, 2009 are presented in Table XIII. Table XIII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%.  The data in Table XIII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2010.

TABLE XIII - EQUITY SECURITIES RISK
(In Thousands)			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At September 30, 2010	Cost	Value	Value	Value
Banks and bank holding companies	$4,027	$4,961	$(496)	$(992)

			Hypothetical	Hypothetical
			10%	20%
			Decline In	Decline In
		Fair	Market	Market
At December 31, 2009	Cost	Value	Value	Value
Banks and bank holding companies	$5,367	$6,662	$(666)	$(1,332)

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
The Corporation and C&N Bank are involved in various legal proceedings incidental to their business.  Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation’s financial condition or results of operations.

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

·
requires the establishment of minimum leverage and risk-based capital requirements applicable to bank holding companies that are not less than those currently applicable to insured depository institutions (currently 5%, 6% and 10% to be “well capitalized”, and 4%, 4% and 8% to be “adequately capitalized”)

·
alters the FDIC’s base for determining deposit insurance assessments by requiring the assessments be determined based on  “average consolidated total assets” less the institution’s “average tangible equity,” rather than on a bank’s deposits

·
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

·	eliminates the prohibition against paying interest on commercial checking accounts, effective one year after enactment

·
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
4.1 Certificate of Designation establishing the Series A	Incorporated by reference to Exhibit 3.1 of the
Preferred Stock	Corporation's Form 8-K filed September 21, 2009

4.3 Form of Warrant to Purchase Common Stock	Incorporated by reference to Exhibit 4.2 of the
Corporation's Form 8-K filed January 22, 2009

10. Material contracts:
10.1 Repurchase Agreement, dated August 4, 2010, between	Incorporated by reference to the Exhibit 10.1 of
the United States Department of Treasury and Citizens &	the Corporation’s Form 8-K filed August 4, 2010
Northern Corporation for the redemption of the Corporation’s Series A Preferred Stock

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 2
to the Consolidated Financial Statements,
which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to
vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 8, 2010	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

November 8, 2010	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer