Form 10-K
period 2010-12-31
CITIZENS & NORTHERN CORP
filed 2011-03-01
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2010, the registrant’s most recently completed second fiscal quarter, was $127,336,891.

The number of shares of common stock outstanding at February 25, 2011 was 12,181,184.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 19, 2011 are incorporated by reference into Parts III and IV of this report.

PART I

ITEM 1.  BUSINESS

Citizens & Northern Corporation (“Corporation”) is a holding company whose principal activity is community banking.  The Corporation’s principal office is located in Wellsboro, Pennsylvania. The largest subsidiary is Citizens & Northern Bank (“C&N Bank” or the “Bank”).  In 2005, the Corporation acquired Canisteo Valley Corporation and its subsidiary, First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY.  Management considers the New York State branches, which are located in the southern tier of New York State in close proximity to some of the Pennsylvania branches, to be part of the same community banking operating segment as the Pennsylvania locations. Effective September 1, 2010, the First State Bank operations were merged into C&N Bank, and later in September 2010, Canisteo Valley Corporation was merged into the Corporation. The Corporation’s other wholly-owned subsidiaries are Citizens & Northern Investment Corporation and Bucktail Life Insurance Company (“Bucktail”).  Citizens & Northern Investment Corporation was formed in 1999 to engage in investment activities. Bucktail reinsures credit and mortgage life and accident and health insurance on behalf of C&N Bank.

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda on October 1, 1971. Subsequent mergers included: First National Bank of Ralston in May 1972; Sullivan County National Bank in October 1977; Farmers National Bank of Athens in January 1984; and First National Bank of East Smithfield in May 1990. On May 1, 2007, the Corporation acquired Citizens Bancorp, Inc. (“Citizens”), with banking offices in Coudersport, Emporium and Port Allegany, Pennsylvania.  Citizens Trust Company, the banking subsidiary of Citizens, was merged with and into C&N Bank as part of the transaction.  C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank.

C&N Bank provides an extensive range of banking services, including deposit and loan products for personal and commercial customers.  The Bank also maintains a trust division that provides a wide range of financial services, such as 401(k) plans, retirement planning, estate planning, estate settlements and asset management. In January 2000, C&N Bank formed a subsidiary, C&N Financial Services Corporation (“C&NFSC”).  C&NFSC is a licensed insurance agency that provides insurance products to individuals and businesses.  In 2001, C&NFSC added a broker-dealer division, which offers mutual funds, annuities, educational savings accounts and other investment products through registered agents.  C&NFSC’s operations are not significant in relation to the total operations of the Corporation.

All phases of the Bank’s business are competitive. The Bank primarily competes in Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron and McKean counties in Pennsylvania, and Steuben and Allegany counties in New York.  The Bank competes with local commercial banks headquartered in our market area as well as other commercial banks with branches in our market area. Some of the banks that have branches in our market area are larger in overall size.  With respect to lending activities and attracting deposits, the Bank also competes with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions.  Also, the Bank competes with mutual funds for deposits.  C&N Bank competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals for trust, investment management, brokerage and insurance services.  The Bank is generally competitive with all financial institutions in our service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.  The Bank serves a diverse customer base, and is not economically dependent on any small group of customers or on any individual industry.

Major initiatives within the last 5 years included the following:

·	constructed and opened a branch facility in Old Lycoming Township, PA, which opened in March 2006;

·	constructed an administration building in Wellsboro, PA, which opened in March 2006;

·	as described above, in May 2007, acquired Citizens Bancorp, Inc.;

·	implemented an overdraft privilege program in 2008;

·
underwent an operational process review in 2008, resulting in identification of opportunities for increases in revenue and decreases in expenses, including a net reduction in work force of 15.9%, to 297 full-time equivalent employees at December 31, 2008 from 353 at December 31, 2007;

·
in 2009, raised capital of $26.440 million by issuing preferred stock and a warrant to sell 194,794 shares of common stock to the U.S. Department of the Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program;

·	in 2009, issued common stock, which raised a total of $24.585 million of capital, net of offering costs;

·	repurchased in 2010 all of the preferred stock and redeemed the warrant from the TARP Capital Purchase Program; and

·	merged the operations of First State Bank into C&N Bank and Canisteo Valley Corporation into Citizens & Northern Corporation in 2010.

At December 31, 2010, C&N Bank had total assets of $1,306,012,000, total deposits of $1,005,244,000, net loans outstanding of $721,304,000 and 281 full-time equivalent employees.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies.  The primary regulatory relationships are described as follows:

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

Mortgage Banking – In September 2009, the Corporation entered into an agreement to originate and sell residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago.  The Corporation’s mortgage sales activity under this program was not significant in 2009, but increased in 2010.  At December 31, 2010, total residential mortgages serviced amounted to $25,716,000.  The Corporation must strictly adhere to the MPF Xtra program guidelines for origination, underwriting and servicing loans, and failure to do so could result in the Corporation being forced to repurchase loans or being dropped from the program.  If such a forced repurchase of loans were to occur, or if the Corporation were to be dropped from the program, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Equity Securities Risk - The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies.  Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks.  Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank.  These factors could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.  For additional information regarding equity securities risk, including management’s assessment of equity securities for other-than-temporary impairment as of December 31, 2010, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Debt Securities Risk – As described in the Earnings Overview section of Management’s Discussion and Analysis, the Corporation’s earnings were materially impaired in 2009 and 2008 by securities losses.  Much of the Corporation’s 2009 and 2008 losses from trust-preferred securities and other securities stem from the much-publicized economic problems affecting the national and international economy, which have particularly hurt the banking industry.  The Corporation has exposure to the possibility of future losses from investments in a senior tranche pooled trust-preferred security, trust-preferred securities issued by individual banks, obligations of states and political subdivisions (also known as municipal bonds) and other debt securities.  For additional information regarding debt securities, see Note 7 to the consolidated financial statements.

Realization of Deferred Tax Asset – The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2010, the net deferred tax asset was $16.1 million, down from a balance of approximately $22.0 million at December 31, 2009. The decrease in the net deferred tax asset was primarily attributed to a reduction in the net deferred tax asset as of December 31, 2010 related to other-than-temporary impairment losses on securities to $5.8 million at December 31, 2010 from $16.1 million at December 31, 2009. In addition, the deferred tax asset as of December 31, 2010 includes $2.8 million of net operating loss carryforwards available after the carryback of both ordinary and capital losses. The Corporation currently expects to fully realize all available tax benefits from the carryforward losses, and therefore has eliminated the valuation allowance of $373,000 previously established at December 31, 2009.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Based on current conditions, management believes the recorded net deferred tax asset at December 31, 2010 is fully realizable, including amounts classified as capital losses from securities. However, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Federal Home Loan Bank of Pittsburgh Common Stock - We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock, which is included in Other Assets in the consolidated balance sheet, was $8.2 million as of December 31, 2010.  Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice is provided. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

FDIC Insurance Assessments - In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund.  In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009, with additional changes beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.  To further support the rebuilding of the deposit insurance fund, the FDIC imposed a special assessment on each insured institution, equal to five basis points of the institution’s total assets minus Tier 1 capital as of September 30, 2009.  For our banks, an aggregate charge of $589,000 was recorded as a charge to operating costs in 2009. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments.  In December 2009, we paid a pre-payment of the FDIC’s estimated assessment total for the next three years, totaling approximately $5.5 million.  The pre-payment amount has been included in Other Assets in the consolidated balance sheet, with approximately one-third amortized in 2010 and the remaining two-thirds to be amortized, subject to adjustments imposed by the FDIC, over the next two years.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures occur, we may be required to pay even higher FDIC premiums. Our expenses, especially for 2009, have been significantly and adversely affected by the increased premiums and the special assessment. These increases and assessment and any future increases in insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) - On July 21, 2010, President Obama signed the Act into law.  The Act contains numerous and wide-ranging changes to the structure of the U.S. financial system.  Portions of the Act are effective at different times, and many of the provisions require follow-on, more detailed rulemaking by regulators.  Consequently, the Act’s impact on the financial system in general and the Corporation in particular cannot be predicted at this time.  Some of the Act’s provisions management believes may impact the Corporation’s financial condition and results of operations over the next few years are as follows:

·
requires the establishment of minimum leverage and risk-based capital requirements applicable to bank holding companies that are not less than those currently applicable to insured depository institutions (currently 5%, 6% and 10% to be “well capitalized”, and 4%, 4% and 8% to be “adequately capitalized”);

·
alters the FDIC’s base for determining deposit insurance assessments by requiring the assessments be determined based on  “average consolidated total assets” less the institution’s “average tangible equity,” rather than on a bank’s deposits;

·
increases the FDIC’s minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% of estimated deposits with no upward limit.  The FDIC is required to “offset the effect” of the increased minimum reserve ratio on institutions with less than $10 billion in total consolidated assets.  The intent appears to be to require the FDIC to impose higher premiums on larger banks in order to get from the old minimum of 1.15% to the new 1.35%, but given that the current reserve ratio is negative, all institutions can expect assessments to remain significant for the foreseeable future.  The Act allows the FDIC until September 30, 2020 to reach 1.35%;

·	eliminates the prohibition against paying interest on commercial checking accounts, effective one year after enactment; and

·
requires the  Federal Reserve, within nine months of enactment, to prescribe regulations to establish standards for determining that interchange transaction fees meet the new statutory standard of reasonable and proportional to the cost, which may lead to reductions in the Corporation’s non-interest revenue from interchange fees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Bank owns each of its properties, except for the facility located at 2 East Mountain Avenue, South Williamsport, which is leased.  All of the properties are in good condition.  None of the owned properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative offices:
90-92 Main Street	or	10 Nichols Street
Wellsboro, PA 16901		Wellsboro, PA 16901

Branch offices – Citizens & Northern Bank:
428 S. Main Street	514 Main Street	2 East Mountain Avenue
Athens, PA 18810	Laporte, PA 18626	South Williamsport, PA 17702

10 N. Main Street	4534 Williamson Trail	41 Main Street
Coudersport, PA 16915	Liberty, PA 16930	Tioga, PA 16946

111 W. Main Street	1085 S. Main Street	428 Main Street
Dushore, PA 18614	Mansfield, PA 16933	Towanda, PA 18848

563 Main Street	612 James Monroe Avenue	64 Elmira Street
East Smithfield, PA 18817	Monroeton, PA 18832	Troy, PA 16947

104 Main Street	3461 Route 405 Highway	90-92 Main Street
Elkland, PA 16920	Muncy, PA 17756	Wellsboro, PA 16901

135 East Fourth Street	100 Maple Street	1510 Dewey Avenue
Emporium, PA 15834	Port Allegany, PA 16743	Williamsport, PA 17701

230 Railroad Street	24 Thompson Street	130 Court Street
Jersey Shore, PA 17740	Ralston, PA 17763	Williamsport, PA 17701

102 E. Main Street	1827 Elmira Street	1467 Golden Mile Road
Knoxville, PA 16928	Sayre, PA 18840	Wysox, PA 18854

3 Main Street	6250 County Rte 64, East Avenue Ext.
Canisteo, NY 14823	Hornell, NY 14843

Facilities management office:
13 Water Street
Wellsboro, PA  16901

ITEM 3.  LEGAL PROCEEDINGS

The Corporation and the Bank are involved in various legal proceedings incidental to their business.  Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock.  The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC.  As of December 31, 2010, there were 2,564 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2010 and 2009.
	2010			2009
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$12.95	$8.76	$0.08	$20.94	$14.06	$0.24
Second quarter	13.86	10.70	0.09	22.46	16.46	0.24
Third quarter	13.30	10.15	0.10	22.06	14.50	0.24
Fourth quarter	15.84	12.45	0.12	15.14	8.15	0.00

In December 2009, the Corporation announced that the Board of Directors was delaying until January 2010 a decision regarding the size of the dividend on common stock to be declared for the fourth quarter of 2009.  This was a departure from the Corporation’s customary practice which had been to declare a dividend for the fourth quarter of the year in mid-December, with a dividend payment date in mid- to late January.  In January 2010, the Board of Directors declared a dividend of $0.08 per share on common stock, which was paid in February 2010.  As a result of this change in timing of the quarterly dividend payment, the table above presents the quarterly dividend as paid one quarter later.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements.  Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.  These restrictions are described in Note 18 to the consolidated financial statements.

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2005 and ended December 31, 2010.  The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago.  This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

COMPARISON OF 5-YEAR CUMULATIVE RETURN

Citizens & Northern Corporation

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Citizens & Northern Corporation	100.00	90.32	76.84	90.37	45.49	73.16
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
CZNC Peer Group Index*	100.00	106.37	91.20	75.37	73.92	83.87

The C&N peer group consists of banks headquartered in Pennsylvania with total assets of $500 million to $1.3 billion.  This peer group consists of 1st Summit Bancorp of Johnstown, Inc., Johnstown; ACNB Corporation, Gettysburg; American Bank Incorporated, Allentown; AmeriServ Financial, Inc., Johnstown; CCFNB Bancorp, Inc., Bloomsburg; Citizens Financial Services, Inc., Mansfield; Codorus Valley Bancorp, York; Customers Bank, Phoenixville; Dimeco, Inc., Honesdale; DNB Financial Corporation, Downingtown; Embassy Bancorp, Inc., Bethlehem; ENB Financial Corp., Ephrata; Fidelity D & D Bancorp, Inc., Dunmore; First Keystone Corporation, Berwick; FNB Bancorp, Inc., Newtown; Franklin Financial Services Corporation, Chambersburg; Honat Bancorp, Inc., Honesdale; Kish Bancorp, Inc., Reedsville; Mid Penn Bancorp, Inc., Millersburg; Norwood Financial Corp., Honesdale; Penns Woods Bancorp, Inc., Williamsport; Penseco Financial Services Corporation, Scranton; Peoples Financial Services Corp., Hallstead; QNB Corp., Quakertown; Republic First Bancorp, Inc., Philadelphia; Royal Bancshares of Pennsylvania, Inc., Narberth; Somerset Trust Holding Company, Somerset.

The data for this graph was obtained from SNL Financial LC, Charlottesville, VA.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders.  The figures shown in the table below are as of December 31, 2010.
Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	226,894	$20.54	595,609

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006
INCOME STATEMENT (In Thousands)
Interest and fee income	$62,114	$67,976	$74,237	$70,221	$64,462
Interest expense	19,245	24,456	31,049	33,909	30,774
Net interest income	42,869	43,520	43,188	36,312	33,688
Provision for loan losses	1,191	680	909	529	672
Net interest income after provision for loan losses	41,678	42,840	42,279	35,783	33,016
Noninterest income excluding securities gains (losses) and gains from sale of credit card loans	13,917	13,021	13,140	10,440	7,970
Net impairment losses recognized in earnings from available-for-sale securities	(433)	(85,363)	(10,088)	0	0
Net realized gains on available-for-sale securities	1,262	1,523	750	127	5,046
Gain from sale of credit card loans	0	0	0	0	340
Noninterest expense	31,569	34,011	33,703	33,283	31,614
Income (loss) before income tax provision (credit)	24,855	(61,990)	12,378	13,067	14,758
Income tax provision (credit)	5,800	(22,655)	2,319	2,643	2,772
Net income (loss)	19,055	(39,335)	10,059	10,424	11,986
U.S. Treasury preferred dividends	1,474	1,428	0	0	0
Net income (loss) available to common shareholders	$17,581	$(40,763)	$10,059	$10,424	$11,986

PER COMMON SHARE: (1)
Basic earnings per share	$1.45	$(4.40)	$1.12	$1.19	$1.42
Diluted earnings per share	$1.45	$(4.40)	$1.12	$1.19	$1.42
Cash dividends declared per share	$0.39	$0.72	$0.96	$0.96	$0.96
Stock dividend	None	None	None	1%	1%
Book value per common share at period-end	$11.43	$10.46	$13.66	$15.34	$15.51
Tangible book value per common share at period-end	$10.42	$9.43	$12.22	$13.85	$15.13
Weighted average common shares outstanding - basic	12,131,039	9,271,869	8,961,805	8,784,134	8,422,495
Weighted average common shares outstanding - diluted	12,131,039	9,271,869	8,983,300	8,795,366	8,448,169

END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$443,956	$396,288	$419,688	$432,755	$356,665
Gross loans	730,411	721,011	743,544	735,941	687,501
Allowance for loan losses	9,107	8,265	7,857	8,859	8,201
Total assets	1,316,588	1,321,795	1,281,637	1,283,746	1,127,368
Deposits	1,004,348	926,789	864,057	838,503	760,349
Borrowings	166,908	235,471	285,473	300,132	228,440
Stockholders' equity	138,944	152,410	122,026	137,781	129,888
Common stockholders' equity (stockholders' equity, excluding preferred stock)	138,944	126,661	122,026	137,781	129,888

AVERAGE BALANCES (In Thousands)
Total assets	1,326,145	1,296,086	1,280,924	1,178,904	1,134,689
Earning assets	1,205,608	1,208,280	1,202,872	1,090,035	1,055,103
Gross loans	723,318	728,748	743,741	729,269	662,714
Deposits	965,615	886,703	847,714	812,255	750,982
Stockholders' equity	150,133	141,787	130,790	138,669	131,082

ITEM 6. SELECTED FINANCIAL DATA, Continued

	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006
KEY RATIOS
Return on average assets	1.44%	-3.03%	0.79%	0.88%	1.06%
Return on average equity	12.69%	-27.74%	7.69%	7.52%	9.14%
Average equity to average assets	11.32%	10.94%	10.21%	11.76%	11.55%
Net interest margin (2)	3.81%	3.84%	3.77%	3.51%	3.42%
Efficiency (3)	52.73%	57.22%	57.59%	68.39%	71.73%
Cash dividends as a % of diluted earnings per share	26.90%	NM	85.71%	80.67%	67.61%
Tier 1 leverage	9.20%	9.86%	10.12%	10.91%	11.22%
Tier 1 risk-based capital	15.87%	16.70%	13.99%	15.46%	16.51%
Total risk-based capital	17.17%	17.89%	14.84%	16.52%	17.97%
Tangible common equity/tangible assets	9.71%	8.72%	8.61%	9.79%	11.27%
Nonperforming assets/total assets	0.92%	0.76%	0.69%	0.66%	0.78%
Nonperforming loans/total loans	1.58%	1.27%	1.14%	1.11%	1.46%
Allowance for loan losses/total loans	1.25%	1.15%	1.06%	1.20%	1.19%
Net charge-offs/average loans	0.05%	0.04%	0.26%	0.06%	0.13%

NM = Not a meaningful ratio.

(1)	All share and per share data have been restated to give effect to stock dividends and splits.
(2)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.
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

EARNINGS OVERVIEW

For the year ended December 31, 2010, net income available to common shareholders was reported of $17,581,000, or $1.45 per share (basic and diluted). The Corporation reported a net loss of $40,763,000 ($4.40 per share-basic and diluted) in 2009, while net income was $10,059,000 ($1.12 per share – basic and diluted) in 2008. The net loss for the year ended December 31, 2009 included the impact of after-tax other-than-temporary impairment (OTTI) charges on available-for-sale securities (adjusted for realized gains on some securities subsequently sold) of $55,849,000.  In 2008, the after-tax impact of OTTI charges was $6,638,000.

Core Earnings is an earnings performance measurement which the Corporation’s management has defined to exclude the effects of OTTI losses on available-for-sale securities and realized gains on securities for which OTTI has previously been recognized.  Core Earnings is a performance measurement that is not based on U.S. generally accepted accounting principles.  Management believes Core Earnings information is meaningful for evaluating the Corporation’s operating performance, because it excludes some of the impact of market volatility as it relates to investments in pooled trust-preferred securities and other securities. More information concerning Core Earnings, including a reconciliation to the Corporation’s earnings results based on U.S. generally accepted accounting principles, is provided in the following section of Management’s Discussion and Analysis. Core Earnings available to common shareholders were $17,027,000 for 2010 or $1.40 per diluted share. The Corporation’s results for 2009 included positive Core Earnings available to common shareholders of $15,086,000 ($1.63 per diluted share), reduced by after-tax OTTI charges on available-for-sale securities (net of subsequent gains from selling some of the securities) of $55,849,000.  In 2008, the Corporation had Core Earnings of $16,697,000 ($1.86 per diluted share).  Core earnings per share in 2010 have been impacted by a higher number of weighted average common shares outstanding than in the previous two years, resulting from the issuance of common shares in a public offering in December 2009.

Pre-tax OTTI charges totaled $433,000 in 2010 compared with $85,363,000 in 2009 and $10,088,000 in 2008.  Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The Corporation’s process for evaluating all available-for-sale securities for OTTI is described in more detail in Note 7 to the consolidated financial statements.

As described in more detail in Note 7 to the consolidated financial statements, the Corporation adopted new accounting principles in 2009, which resulted in the impairment of debt securities being separated into (a) the amount of the total impairment related to credit loss, which is recognized in the income statement, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income.  In 2009, the effect of the new principles was to increase impairment losses recognized in earnings by $3,451,000, and decrease the income tax provision by $1,173,000, resulting in a decrease in net income (larger net loss) of $2,275,000, or $0.25 per average common share.

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

RECONCILIATION OF NON-GAAP MEASURE (UNAUDITED)
For years ended December 31,
(In thousands, except per-share data)

	2010	2009	2008
Net (loss) income available to common shareholders	$17,581	$(40,763)	$10,059

Other-than-temporary impairment losses on available-for-sale securities	(433)	(85,363)	(10,088)
Realized gains on assets previously written down	707	1,308	31
Other-than-temporary impairment losses on available-for-sale securities, net of related gains	274	(84,055)	(10,057)
Income taxes (1)	280	28,206	3,419
Other-than-temporary impairment losses, net	554	(55,849)	(6,638)

Core earnings available to common shareholders	$17,027	$15,086	$16,697

Net income (loss) per share – diluted	$1.45	$(4.40)	$1.12
Core earnings per share – diluted	$1.40	$1.63	$1.86
Weighted average shares outstanding – diluted	12,131,039	9,271,869	8,983,300
Weighted average shares outstanding - diluted - used in core earnings per share calculations	12,131,039	9,272,489	8,983,300

(1) Income tax has been allocated to the non-core losses at 34%, adjusted for a valuation allowance on deferred tax assets associated with losses from securities classified as capital assets for federal income tax reporting purposes.  The valuation allowance was recorded at $373,000 in 2009 and was eliminated in the fourth quarter of 2010. The valuation allowance is described in more detail in Note 14 to the consolidated financial statements.

2010 vs. 2009

Net income available to common shareholders was $17,581,000 ($1.45 per share) in 2010 compared to a net loss of $40,763,000 ($4.40 per share) in 2009.  Core Earnings available to common shareholders were $17,027,000 for 2010, or $1.40 per diluted share, compared to Core Earnings in 2009 of $15,086,000 ($1.63 per diluted share). The most significant fluctuations in the components of Core Earnings for 2010 compared to 2009 are as follows:

·
Net interest income was $42,869,000 for the year ended December 31, 2010, down 1.5% from 2009 net interest income of $43,520,000.  On a fully taxable equivalent basis, net interest income was 1.0% lower in 2010 than in 2009.  While the Corporation’s interest margin benefited in 2010 from a lower cost of funds, the average yield on available-for-sale securities dropped significantly as compared to 2009.  Also, the Corporation held approximately $25 million more in average overnight investments (mainly at the Federal Reserve) in 2010 than in 2009, which gave the Corporation a great deal of flexibility from a liquidity standpoint but which generated an average yield of only 0.23%.

·	The provision for loan losses was $1,191,000, up from $680,000 in 2009. In 2010, management increased the estimated allowance for loan losses related to individually impaired loans.

·
Non-interest revenue for 2010 was $896,000, or 6.9%, higher than in 2009, reflecting substantial increases for 2010 in revenue from sales of mortgages, as well as from debit card-related interchange fees.

·
Non-interest expense was $2,442,000, or 7.2%, lower than in 2009. The decrease reflects the impact of lower FDIC assessments, lower furniture and equipment expense primarily associated with much of the core banking system software and equipment becoming fully depreciated, as well as reductions in several other categories of operating costs.

·
The provision for income taxes for 2010 was $5,800,000, or 23.3% of pre-tax income.  In 2009, the Corporation recorded a credit provision for income taxes based on an effective tax rate of 36.5%.  Fluctuations in the tax provision/ pre-tax income rate for these periods include the impact of changes in the average holdings of tax-exempt securities and loans.  Also, the 2010 provision includes the reversal of a valuation allowance established in 2009 on certain deferred tax assets.

2009 vs. 2008

The most significant changes in components of the Corporation's Core Earnings results for 2009, as compared to 2008, were as follows:

·
Net interest income increased $332,000, or 0.8%.  On a fully taxable-equivalent basis, net interest income increased $1,032,000, or 2.3%.  The interest margin has been positively impacted by lower short-term market interest rates, which have reduced interest rates paid on deposits and borrowings. The interest margin has also been positively impacted by increased levels of investments and high yields on municipal bonds.  The interest margin has been negatively impacted by weak consumer loan demand, as average loans outstanding  shrunk approximately $15.0 million in 2009 as compared to 2008.

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

As described in Note 6 to the consolidated financial statements, management calculates the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security.  Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities.  Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense.  Tables I, II and III include information regarding the Corporation’s net interest income in 2010, 2009, and 2008.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the tables.

2010 vs. 2009

Fully taxable equivalent net interest income was $45,954,000 in 2010, $464,000 (1.0%) lower than in 2009.  As shown in Table III, net changes in volume had the effect of increasing net interest income $816,000 in 2010 compared to 2009, and interest rate changes had the effect of decreasing net interest income $1,280,000. The most significant components of the volume change in net interest income in 2010 were: a decrease in interest income of $1,260,000 attributable to a reduction in the balance of taxable available-for-sale securities and a decrease in interest expense of $1,902,000 attributable to a reduction in the balance of long-term borrowed funds. The most significant components of the rate change in net interest income in 2010 were: a decrease in interest income of $3,895,000 attributable to lower rates earned on taxable available-for-sale securities and a decrease in interest expense of $3,315,000 due to lower rates paid on interest-bearing deposits. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.53% in 2010, as compared to 3.47% in 2009.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $65,199,000 in 2010, a decrease of 8.0% from 2009.  Income from available-for-sale securities decreased $4,540,000 (19.7%), while interest and fees from loans decreased $1,102,000, or 2.3%.  As indicated in Table II, total average available-for-sale securities (at amortized cost) in 2010 decreased to $427,520,000, a decrease of $12,303,000, or 2.8% from 2009.  During 2009 and 2010, the Corporation increased the size of its tax-exempt municipal security portfolio, while shrinking the average taxable available-for-sale securities portfolio. The Corporation’s yield on taxable securities fell in 2009 and 2010 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less.  In addition to the impact of falling rates, the Corporation’s yield on taxable securities was also negatively affected in 2010 by higher-than-expected prepayments on mortgage-backed securities; these prepayments were caused by procedural changes by the U.S. Government agencies that issued the securities. The average rate of return on available-for-sale securities was 4.33% for 2010 and 5.24% in 2009.

The average balance of gross loans decreased 0.7% to $723,318,000 in 2010 from $728,748,000 in 2009.  Due to the challenging economic environment and the Corporation’s decision to sell a portion of its newly originated residential mortgages on the secondary market, the Corporation experienced contraction in the balance of its mortgage and consumer loan portfolios, with modest growth in average commercial loan balances. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.44% in 2010 and 6.54% in 2009.

The average balance of interest-bearing due from banks increased to $54,655,000 in 2010 from $29,348,000 in 2009. In the last half of 2009 and all of 2010, this consisted primarily of balances held by the Federal Reserve.  In early 2009, more overnight funds were invested in federal funds sold to other banks, which decreased to an average balance of $48,000 in 2010 from $8,983,000 in 2009.  Although the rates of return on balances with the Federal Reserve are low, the Corporation maintained relatively high levels of liquid assets in 2009 and 2010 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years.  Also, in 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant.  These repurchases were completed during the third quarter 2010.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $5,211,000, or 21.3%, to $19,245,000 in 2010 from $24,456,000 in 2009.  Table II shows that the overall cost of funds on interest-bearing liabilities fell to 1.88% in 2010 from 2.40% in 2009.

Total average deposits (interest-bearing and noninterest-bearing) increased 8.9%, to $965,615,000 in 2010 from $886,703,000 in 2009.  This increase came mainly in interest checking, savings, individual retirement accounts, and demand deposits. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts have decreased significantly in 2010 as compared to 2009. As shown in Table III, decreases in rates reduced interest expense on deposits by $3,315,000.

Total average borrowed funds decreased $57,621,000 to $202,792,000 in 2010 from $260,413,000 in 2009.  During 2009 and 2010, the Corporation paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.62% in 2010, down from 3.77% in 2009.  This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

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

INTEREST INCOME AND EARNING ASSETS

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

Total average deposits (interest-bearing and noninterest-bearing) increased 4.6%, to $886,703,000 in 2009 from $847,714,000 in 2008. This increase came mainly in interest checking, money market, and individual retirement accounts and is partially offset by a reduction in the balance of certificates of deposit. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts decreased significantly in 2009 as compared to 2008.

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

TABLE I -  ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2010	2009	2008	2010/2009	2009/2008

INTEREST INCOME
Available-for-sale securities:
Taxable	$11,342	$16,497	$20,347	$(5,155)	$(3,850)
Tax-exempt	7,157	6,542	4,604	615	1,938
Total available-for-sale securities	18,499	23,039	24,951	(4,540)	(1,912)
Held-to-maturity securities,
Taxable	2	21	23	(19)	(2)
Trading securities	2	64	129	(62)	(65)
Interest-bearing due from banks	124	61	33	63	28
Federal funds sold	0	15	120	(15)	(105)
Loans:
Taxable	44,229	45,236	48,933	(1,007)	(3,697)
Tax-exempt	2,343	2,438	2,246	(95)	192
Total loans	46,572	47,674	51,179	(1,102)	(3,505)
Total Interest Income	65,199	70,874	76,435	(5,675)	(5,561)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	798	901	1,047	(103)	(146)
Money market	872	2,004	4,162	(1,132)	(2,158)
Savings	194	272	335	(78)	(63)
Certificates of deposit	5,060	6,672	8,993	(1,612)	(2,321)
Individual Retirement Accounts	4,977	4,796	4,777	181	19
Other time deposits	6	6	6	0	0
Total interest-bearing deposits	11,907	14,651	19,320	(2,744)	(4,669)
Borrowed funds:
Short-term	177	544	986	(367)	(442)
Long-term	7,161	9,261	10,743	(2,100)	(1,482)
Total borrowed funds	7,338	9,805	11,729	(2,467)	(1,924)
Total Interest Expense	19,245	24,456	31,049	(5,211)	(6,593)

Net Interest Income	$45,954	$46,418	$45,386	$(464)	$1,032

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Fees on loans are included with interest on loans and amounted to $1,207,000 in 2010, $1,176,000 in 2009 and $1,061,000 in 2008.

Table II - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2010	Return/	12/31/2009	Return/	12/31/2008	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$314,462	3.61%	$342,332	4.82%	$379,999	5.35%
Tax-exempt	113,058	6.33%	97,491	6.71%	69,232	6.65%
Total available-for-sale securities	427,520	4.33%	439,823	5.24%	449,231	5.55%
Held-to-maturity securities,
Taxable	38	5.27%	373	5.63%	408	5.64%
Trading securities	29	6.99%	1,005	6.37%	2,069	6.23%
Interest-bearing due from banks	54,655	0.23%	29,348	0.21%	2,385	1.38%
Federal funds sold	48	0.00%	8,983	0.17%	5,038	2.38%
Loans:
Taxable	687,520	6.43%	689,275	6.56%	709,377	6.90%
Tax-exempt	35,798	6.55%	39,473	6.18%	34,364	6.54%
Total loans	723,318	6.44%	728,748	6.54%	743,741	6.88%
Total Earning Assets	1,205,608	5.41%	1,208,280	5.87%	1,202,872	6.35%
Cash	17,505		17,042		19,299
Unrealized gain/loss on securities	2,555		(24,334)		(24,877)
Allowance for loan losses	(8,552)		(7,914)		(8,765)
Bank premises and equipment	23,522		25,239		27,044
Intangible Asset - Core Deposit Intangible	417		669		1,113
Intangible Asset - Goodwill	11,942		11,953		12,023
Other assets	73,148		65,151		52,215
Total Assets	$1,326,145		$1,296,086		$1,280,924

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$147,494	0.54%	$104,444	0.86%	$82,795	1.26%
Money market	203,191	0.43%	200,982	1.00%	193,800	2.15%
Savings	78,012	0.25%	69,002	0.39%	67,276	0.50%
Certificates of deposit	225,542	2.24%	226,913	2.94%	238,316	3.77%
Individual Retirement Accounts	162,754	3.06%	154,340	3.11%	139,321	3.43%
Other time deposits	1,242	0.48%	1,276	0.47%	1,306	0.46%
Total interest-bearing deposits	818,235	1.46%	756,957	1.94%	722,814	2.67%
Borrowed funds:
Short-term	27,563	0.64%	38,731	1.40%	41,524	2.37%
Long-term	175,229	4.09%	221,682	4.18%	253,164	4.24%
Total borrowed funds	202,792	3.62%	260,413	3.77%	294,688	3.98%
Total Interest-bearing Liabilities	1,021,027	1.88%	1,017,370	2.40%	1,017,502	3.05%
Demand deposits	147,380		129,746		124,900
Other liabilities	7,605		7,183		7,732
Total Liabilities	1,176,012		1,154,299		1,150,134
Stockholders' equity, excluding other comprehensive income/loss	148,735		158,120		147,535
Other comprehensive income/loss	1,398		(16,333)		(16,745)
Total Stockholders' Equity	150,133		141,787		130,790
Total Liabilities and Stockholders' Equity	$1,326,145		$1,296,086		$1,280,924
Interest Rate Spread		3.53%		3.47%		3.30%
Net Interest Income/Earning Assets		3.81%		3.84%		3.77%

Total Deposits (Interest-bearing and Demand)	$965,615		$886,703		$847,714

(1)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.
(2)	Nonaccrual loans are included in the loan balances above.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Year Ended 12/31/10 vs. 12/31/09			Year Ended 12/31/09 vs. 12/31/08
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(1,260)	$(3,895)	$(5,155)	$(1,916)	$(1,934)	$(3,850)
Tax-exempt	1,001	(386)	615	1,896	42	1,938
Total available-for-sale securities	(259)	(4,281)	(4,540)	(20)	(1,892)	(1,912)
Held-to-maturity securities,
Taxable	(18)	(1)	(19)	(2)	0	(2)
Trading securities	(64)	2	(62)	(68)	3	(65)
Interest-bearing due from banks	57	6	63	78	(50)	28
Federal funds sold	(7)	(8)	(15)	54	(159)	(105)
Loans:
Taxable	(115)	(892)	(1,007)	(1,362)	(2,335)	(3,697)
Tax-exempt	(236)	141	(95)	321	(129)	192
Total loans	(351)	(751)	(1,102)	(1,041)	(2,464)	(3,505)
Total Interest Income	(642)	(5,033)	(5,675)	(999)	(4,562)	(5,561)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	299	(402)	(103)	235	(381)	(146)
Money market	22	(1,154)	(1,132)	149	(2,307)	(2,158)
Savings	32	(110)	(78)	9	(72)	(63)
Certificates of deposit	(40)	(1,572)	(1,612)	(413)	(1,908)	(2,321)
Individual Retirement Accounts	258	(77)	181	489	(470)	19
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	571	(3,315)	(2,744)	469	(5,138)	(4,669)
Borrowed funds:
Short-term	(127)	(240)	(367)	(62)	(380)	(442)
Long-term	(1,902)	(198)	(2,100)	(1,317)	(165)	(1,482)
Total borrowed funds	(2,029)	(438)	(2,467)	(1,379)	(545)	(1,924)
Total Interest Expense	(1,458)	(3,753)	(5,211)	(910)	(5,683)	(6,593)

Net Interest Income	$816	$(1,280)	$(464)	$(89)	$1,121	$1,032

(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NON-INTEREST INCOME
Years 2010, 2009 and 2008

The table below presents a comparison of non-interest income and excludes realized gains (losses) on available for sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NON-INTEREST INCOME

(In Thousands)	2010	% Change	2009	% Change	2008

Service charges on deposit accounts	$4,579	(4.4)	$4,791	7.7	$4,447
Service charges and fees	858	7.8	796	2.4	777
Trust and financial management revenue	3,475	6.5	3,262	(5.3)	3,443
Insurance commissions, fees and premiums	248	(15.4)	293	(11.7)	332
Increase in cash surrender value of life insurance	466	(7.0)	501	(33.9)	758
Interchange revenue from debit card transactions	1,678	25.4	1,338	19.3	1,122
Net gains from sales of loans	761	617.9	106	51.4	70
Brokerage revenue	465	0.2	464	5.7	439
Other operating income	1,387	(5.6)	1,470	(16.1)	1,752
Total other operating income before realized gains(losses) on available-for-sale securities, net	$13,917	6.9	$13,021	(0.9)	$13,140

Total non-interest income, as shown in Table IV, increased $896,000 (6.9%) in 2010 compared to 2009.  In 2009, total non-interest income decreased $119,000 or less than 1% from 2008.  Items of significance are as follows:

2010 vs. 2009

Service charges on deposit accounts decreased $212,000 or 4.4% in 2010 compared to 2009.  Overdraft fee revenues associated with an overdraft privilege program decreased $215,000 reflecting the impact of limitations imposed on such fees by 2009 federal legislation that requires all consumers to affirmatively “opt in” to the program.  The program change became effective in the third quarter of 2010.

Trust and financial management revenue increased $213,000 (6.5%) in 2010 compared to 2009.  The value of assets under management is currently $608,843,000 at December 31, 2010, an increase of less than 1% compared to similar values 12 months ago.  Fluctuations in the value of assets under management during the year have been mainly associated with fluctuations in the market values of equity securities.  Also in 2010, Trust revenues included fees from the settlement of several large estates.

Interchange revenue from debit card transactions has been segregated within the Table IV presentation of “Other operating income” for all periods presented. Interchange revenues are generally associated with the secure processing of electronic banking transactions for both business and individual retail customers.  The increase in interchange revenue in 2010 reflects the ongoing national trend for consumers’ increasing usage of debit cards.  The significance of this source of revenue, and the 2010 increase, also reflects the impact of the Corporation’s “E-Z Money” checking product, which pays an attractive rate of interest, provided customers use their debit cards at least 10 times per month and meet other requirements.  Management believes this source of revenue may be significantly reduced in the future, perhaps beginning as early as the third quarter 2011, depending on the final resolution of the Federal Reserve’s proposal to greatly reduce the rate the Corporation and other financial institutions will receive from interchange transactions.

Annual totals for net gains from sales of loans are similarly shown in Table IV to illustrate the impact of management’s decision to sell a significant amount of residential mortgage originations into the secondary market.  For 2010, the increase in the net gains from sales of loans is almost entirely associated with the Corporation’s participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago.

Other operating income decreased $83,000 in 2010 compared to 2009.  In 2010, the category includes a first quarter gain of $448,000 from the sale of a parcel adjacent to one of the bank operating locations.  In 2009, other operating income included $306,000 of rental revenues from the temporary operation of a foreclosed commercial real estate property, as well as a gain of $325,000 on disposition of the property.  Net gains from the sale of foreclosed real estate properties in 2010 totaled $108,000, or $202,000 less than the aggregate of these sales in 2009.

2009 vs. 2008

Service charges on deposit accounts increased $344,000, or 7.7%, in 2009 as compared to 2008.  In 2009, overdraft fee revenues associated with a new overdraft privilege program implemented in the first quarter of 2008 increased $335,000.

Trust and financial management revenue decreased $181,000, or 5.3%, in 2009 as compared to 2008.  Trust and financial management revenues are significantly affected by the value of assets under management which were generally lower throughout most of 2009 as compared to 2008.

The increase in the cash surrender value of life insurance decreased $257,000, or 33.9%, in 2009 over 2008.  The decrease primarily relates to the changes in the earnings credit rate for the underlying contracts.

Interchange revenue from debit card transactions increased $216,000, or 19.3%, in 2009 as compared to 2008.  The increase in 2009 resulted from the same described in the “2010 vs. 2009” section of the Non-interest income discussion.

Other operating income decreased $282,000, or 16.1%, in 2009 as compared to 2008.  In 2009, the Corporation received no dividend income on its investment in restricted stock issued by the Federal Home Loan Bank of Pittsburgh, while dividend income on this stock was $334,000 in 2008.  In 2008, this category included a gain of $533,000 from the redemption of restricted shares of Visa, resulting from Visa’s initial public offering.  In 2009, other operating income included $306,000 of rental revenues from the temporary operation of a foreclosed commercial real estate property, as well as a gain of $325,000 on disposition of the property.  Net gains from the sale of foreclosed real estate properties in 2009 totaled $310,000, or $272,000 more, than the aggregate of these sales in 2008.

NON-INTEREST EXPENSE
Years 2010, 2009 and 2008

As shown in Table V below, total non-interest expense decreased $2,442,000 or 7.2% in 2010 compared to 2009.  In 2009, total non-interest expense increased $213,000 or 0.9% in 2009 compared to 2008.  Changes of significance are discussed in the narrative that follows:

TABLE V - COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	2010	% Change	2009	% Change	2008

Salaries and wages	$13,063	2.6	$12,737	(12.5)	$14,561
Pensions and other employee benefits	3,840	(2.9)	3,956	(5.9)	4,202
Occupancy expense, net	2,645	(3.5)	2,741	(4.2)	2,861
Furniture and equipment expense	2,103	(21.5)	2,679	0.7	2,661
FDIC Assessments	1,450	(30.7)	2,092	579.2	308
Pennsylvania shares tax	1,222	(3.9)	1,272	8.8	1,169
Other operating expense	7,246	(15.1)	8,534	7.5	7,941
Total Other Expense	$31,569	(7.2)	$34,011	0.9	$33,703

2010 vs. 2009

Salaries and wages increased $326,000 or 2.6%.  Incentive bonus compensation totaled $1,260,000 in 2010, an increase of $926,000 over 2009.  The Corporation’s incentive bonus program includes approximately 70 management employees and provides opportunities for awards based on individual, unit and corporate performance, subject to the Board of Directors’ discretion.  In 2009, incentive bonus compensation excluded all senior executives, including the 5 highest compensated as required by the TARP program, and there was no award to any participants for the corporate performance-based portion of the plan for 2009.  Base salary costs have been reduced in 2010 due to net reductions in full-time equivalent employees (281 “FTEs” at December 31, 2010 as compared to 293 FTEs at December 31, 2009), including elimination of one senior executive position.  No stock options were awarded in 2010 and, as a result, there was no officers’ incentive stock option expense compared to $205,000 in 2009.

Pensions and other employee benefits decreased $116,000 or 2.9%.  Within this category, group health insurance costs were $74,000 lower primarily due to favorable rate adjustments determined based on 2009 claims experience.

Occupancy expense decreased $96,000 (3.5%) in 2010 and is associated with reductions in certain building maintenance costs ($49,000), and reductions of seasonal fuel and snow removal costs ($48,000).

Furniture and equipment expense decreased $576,000 (21.5%), with decreases in depreciation ($449,000) related to the core operating system.  Also, equipment maintenance costs decreased $82,000 compared to 2009.

FDIC insurance costs decreased $642,000 to $1,450,000 in 2010.  The 2009 FDIC insurance costs reflect the impact of a $589,000 special assessment imposed by the FDIC.

Other operating costs decreased $1,288,000 or 15.1%.  The category includes a variety of expenses, and the most significant increases and decreases of individual expenses are as follows:
·
Expenses related to foreclosed properties decreased in 2010 by $316,000 compared to 2009, primarily from lower operating expenses associated with one large commercial property that was sold in the fourth quarter of 2009.

·	Professional fees associated with the overdraft privilege program decreased $147,000 in 2010.
·	Amortization of core deposit intangibles decreased $148,000.
·	No stock option expense was incurred in 2010 under the Independent Directors Stock Incentive Plan compared with costs of $68,000 in 2009.
·
Certain operating costs, which are substantially discretionary, are lower in 2010. Advertising, certain public relations costs, and certain professional membership dues decreased $176,000 in 2010.  Bucktail Life Insurance Company’s operating expenses, primarily for estimated GAAP policy reserves were reduced by $324,000 compared to 2009.

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

Other operating expense increased $593,000, or 7.5%.  This category includes many varieties of expenses, with the most significant increases and decreases in some of the individual expenses, as follows:

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

INCOME TAXES

In 2010, the provision for income tax was $5,800,000, or 23.3% of pre-tax income.  In 2009, the credit for income tax was ($22,655,000), or 36.6% of the pre-tax loss, and in 2008, the provision for income tax was $2,319,000, or 18.7% of pre-tax income. Fluctuations in the tax provision/ pre-tax income rate for these periods include the impact of changes in the average holdings of tax-exempt securities and loans.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2010, the net deferred tax asset was $16.1 million, down from a balance of approximately $22.0 million at December 31, 2009. The decrease in the net deferred tax asset was primarily attributed to a reduction in the net deferred tax asset as of December 31, 2010 related to other-than-temporary impairment losses on securities to $5.8 million at December 31, 2010 from $16.1 million at December 31, 2009. In addition, the deferred tax asset as of December 31, 2010 includes $2.8 million of net operating loss carryforwards available after the carryback of both ordinary and capital losses. The Corporation currently expects to fully realize all available tax benefits from the carryforward losses, and therefore has eliminated the valuation allowance of $373,000 previously established at December 31, 2009.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Based on current conditions, management believes the recorded net deferred tax asset at December 31, 2010 is fully realizable, including amounts classified as capital losses from securities.

In the fourth quarter 2009, the Corporation sold some securities for which other-than-temporary impairment losses (OTTI) had been recognized for financial reporting purposes in 2008 and the first nine months of 2009.  As a result of these sales, the Corporation realized both ordinary and capital tax losses for 2009, and filed net operating loss carryback returns resulting in tax refunds totaling $4,352,000 received in 2010 from recovery of some of the taxes previously paid for 2006, 2007 and 2008.  The Internal Revenue Service (IRS) sent the Corporation an information document request related to the Corporation’s 2009 federal return, as part of an evaluation to determine whether the return will be examined or accepted without examination.  The Corporation has responded to the information document request, and has not yet received a determination from the IRS.

In 2010, the Corporation sold some additional securities for which OTTI losses were recorded in prior years for financial reporting purposes.  As a result, management expects the Corporation to have ordinary and capital tax losses for 2010, and the Corporation expects to file a net operating loss carryback return to recover additional taxes previously paid for 2007 and 2008.  As reflected in a table in Note 14 to the consolidated financial statements, the refundable tax provision recorded in 2010 totaled approximately $735,000.

A more complete analysis of income taxes is presented in Note 14 to the consolidated financial statements.

SECURITIES

Table VI shows the composition of the investment portfolio at December 31, 2010, 2009 and 2008. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects a reduction of $57,652,000 to $397,055,000 at December 31, 2009 from December 31, 2008. This change was followed by an increase of $48,946,000 to $446,001,000 at December 31, 2010. In 2009, the Corporation shrank its available-for-sale investment portfolio through a combination of sales, not reinvesting cash flow from amortizing securities, and recognition of OTTI on certain securities. This overall contraction was partially offset by purchases of agency bonds, agency collateralized mortgage obligations, and municipal bonds with relatively short expected lives. During 2010, the Corporation grew its available-for-sale investment portfolio through purchases of municipal bonds and agency collateralized mortgage obligations and continued to focus on purchasing investments with relatively short expected lives. Changes in the investment portfolio are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis. As discussed in more detail in Note 7 to the financial statements, in 2010 the Corporation reported net realized gains from available-for-sale securities of $829,000, including the effect of other-than-temporary impairment write-downs of trust preferred securities issued by individual institutions by $320,000, pooled trust-preferred securities by $103,000 and equity securities by $10,000. Management has reviewed the Corporation’s holdings as of December 31, 2010, and concluded that unrealized losses on all of the securities in an unrealized position are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2011.

TABLE VI - INVESTMENT SECURITIES
			As of December 31,
(In Thousands)	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$44,005	$44,247	$48,949	$48,993	$15,500	$16,201
Obligations of states and political subdivisions	135,018	127,542	109,109	104,990	80,838	74,223
Mortgage-backed securities	113,176	118,386	150,700	156,378	171,453	173,856
Collateralized mortgage obligations:
Issued by U.S. Government agencies	131,040	130,826	47,083	47,708	24,082	24,262
Private label	0	0	15,465	15,494	46,537	43,972
Corporate bonds	1,000	1,027	1,000	1,041	1,000	1,117
Trust preferred securities issued by individual institutions	6,535	7,838	7,043	6,018	10,436	7,601
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	9,957	7,400	11,383	8,199	11,938	8,642
Pooled trust preferred securities - mezzanine tranches	0	0	266	115	70,826	50,272
Other collateralized debt obligations	681	681	690	690	692	692
Total debt securities	441,412	437,947	391,688	389,626	433,302	400,838
Marketable equity securities	4,589	6,009	5,367	6,662	21,405	18,850
Total	$446,001	$443,956	$397,055	$396,288	$454,707	$419,688

HELD-TO-MATURITY SECURITIES:
Obligations of the U.S. Treasury	$0	$0	$300	$302	$304	$320
Obligations of other U.S. Government agencies	0	0	0	0	100	104
Mortgage-backed securities	0	0	0	0	2	2
Total	$0	$0	$300	$302	$406	$426

The following table shows the amortized cost and maturity distribution of the available-for-sale debt securities portfolio, along with weighted-average yields, at December 31, 2010:

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	0.00%	$35,928	1.45%	$8,077	3.10%	$0	0.00%	$44,005	1.75%
Obligations of states and political subdivisions	6,150	1.59%	12,484	1.98%	15,437	2.37%	100,947	4.53%	135,018	3.91%
Mortgage-backed securities	0	0.00%	65	3.60%	14,266	2.96%	98,845	4.24%	113,176	4.08%
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	0.00%	0	0.00%	20,713	1.71%	110,327	2.63%	131,040	2.49%
Corporate bonds	1,000	8.09%	0	0.00%	0	0.00%	0	0.00%	1,000	8.09%
Trust preferred securities issued by individual institutions	0	0.00%	320	146.72%	0	0.00%	6,215	9.09%	6,535	15.83%
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0.00%	0	0.00%	0	0.00%	9,957	7.09%	9,957	7.09%
Other collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	681	0.00%	681	0.00%
Total	$7,150	2.50%	$48,797	2.54%	$58,493	2.38%	$326,972	3.96%	$441,412	3.57%

In 2009, the Corporation recorded OTTI of $3,209,000 on its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc., and the Corporation also ceased accruing interest income on the security. In January 2010, The South Financial Group, Inc. began deferring its interest payments on the security.  In April 2010, the Corporation sold half of its investment in the security, and in the first quarter 2010 recorded OTTI of $320,000 to further write down amortized cost based on the selling price of the April transaction.

In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest totaling $88,000, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The estimated yield to maturity, reflected in the table above, is 146.72%. The security has a face amount of $2 million, matures in May 2012, and has an interest rate which adjusts quarterly based on 3-month LIBOR. The security had an amortized cost of $320,000 and a fair value of $2,014,000 at December 31, 2010.

The actual and estimated future amounts of accretion income from this security are as follows:

(In Thousands)
Accretion of
Prior OTTI
4th Quarter 2010 (Actual)	$83
1st Quarter 2011 (Estimated)	112
2nd Quarter 2011 (Estimated)	160
3rd Quarter 2011 (Estimated)	229
4th Quarter 2011 (Estimated)	325
1st Quarter 2012 (Estimated)	457
2nd Quarter 2012 (Estimated)	397
Total	$1,763

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis.  The discussion provides useful information regarding changes in the Corporation’s balance sheet over the 2-year period ended December 31, 2010, including discussions related to available-for-sale securities, loans, deposits and borrowings.  Other significant balance sheet items - the allowance for loan losses and stockholders’ equity - are discussed in separate sections of Management’s Discussion and Analysis.  Other Assets decreased significantly at December 31, 2010, to $21,503,000 from $30,678,000 at December 31, 2009.  Other Assets at December 31, 2009 included a balance receivable for income taxes paid in 2009, as well as carry-back for recovery of some tax paid for 2006-2008, totaling approximately $8.1 million which was collected in 2010.

The total of loans outstanding (without consideration of the allowance for loan losses) reflects total growth of $42,910,000 from the balance at December 31, 2006 to the total outstanding of $730,411,000 at December 31, 2010.  The most significant increase of $60,151,000 came from balances acquired from Citizens Bancorp, Inc. in 2007.  Total loans have fallen slightly (0.8%) since the end of 2007.  Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates.  Since the end of 2007, the Corporation experienced a net decrease in total loans outstanding under the consumer mortgage segment ($23,309,000) with more residential mortgage originations than in previous years sold into the secondary market.  In September 2009, the Corporation initiated participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago for the sale of mortgage loans to the secondary market.  Also, in the last three years, consumer loans have steadily decreased ($22,197,000) to the December 31, 2010 balance of $14,996,000.  Total commercial segment loans have increased $39,976,000 from December 31, 2007 to December 31, 2010.

Table VIII presents loan maturity data as of October 31, 2010 (the last date in 2010 for which the Corporation ran the interest rate simulation model used to generate the loan maturities information included in Table VIII).  The interest rate simulation model classifies certain loans under different categories than they appear in Table VII.  Fixed rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate.  Table VIII shows that fixed rate loans are approximately 43% of the loan portfolio.  Of the 57% of the portfolio made up of variable rate loans, a significant portion (31%) will re-price after more than one year.  Variable rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans.  The Corporation’s substantial investment in long-term, fixed rate loans and variable rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices.  See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

Total future capital purchases in 2011 are estimated at approximately $1.9 million.  Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2011.

TABLE VII - FIVE-YEAR SUMMARY OF LOANS BY TYPE

(In Thousands)
	2010	%	2009	%	2008	%	2007	%	2006	%
Consumer mortgage:
Residential mortgage loans - first liens	$333,012	45.6	$340,268	47.2	$353,909	47.6	$363,467	49.4	$325,107	47.3
Residential mortgage loans - junior liens	31,590	4.3	35,734	5.0	40,657	5.5	40,392	5.5	30,074	4.4
Home equity lines of credit	26,853	3.7	23,577	3.3	21,304	2.9	20,542	2.8	18,472	2.7
1-4 Family residential construction	14,379	2.0	11,452	1.6	11,262	1.5	4,742	0.6	0	0.0
Total consumer mortgage	405,834	55.6	411,031	57.0	427,132	57.4	429,143	58.3	373,653	54.3
Commercial:
Commercial loans secured by real estate	167,094	22.9	163,483	22.7	165,979	22.3	144,742	19.7	178,260	25.9
Commercial and industrial	59,005	8.1	49,753	6.9	48,295	6.5	52,241	7.1	39,135	5.7
Political subdivisions	36,480	5.0	37,598	5.2	38,790	5.2	33,013	4.5	32,407	4.7
Commercial construction	24,004	3.3	15,264	2.1	13,730	1.8	17,755	2.4	10,365	1.5
Loans secured by farmland	11,353	1.6	11,856	1.6	9,140	1.2	8,287	1.1	6,968	1.0
Multi-family (5 or more) residential	7,781	1.1	8,338	1.2	8,367	1.1	9,004	1.2	6,790	1.0
Agricultural loans	3,472	0.5	3,848	0.5	4,495	0.6	3,553	0.5	2,705	0.4
Other commercial loans	392	0.1	638	0.1	884	0.1	1,010	0.1	1,226	0.2
Total commercial	309,581	42.4	290,778	40.3	289,680	39.0	269,605	36.6	277,856	40.4
Consumer	14,996	2.1	19,202	2.7	26,732	3.6	37,193	5.1	35,992	5.2
Total	730,411	100.0	721,011	100.0	743,544	100.0	735,941	100.0	687,501	100.0
Less: allowance for loan losses	(9,107)		(8,265)		(7,857)		(8,859)		(8,201)
Loans, net	$721,304		$712,746		$735,687		$727,082		$679,300

TABLE VIII – LOAN MATURITY DISTRIBUTION
(In Thousands)                                                                    As of October 31, 2010

	Fixed Rate Loans				Variable or Adjustable Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$663	$30,466	$227,922	$259,051	$116,356	$203,885	$1,243	$321,484
Commercial	16,479	15,541	7,363	39,383	68,461	22,306	1,767	92,534
Consumer	3,811	7,242	3,944	14,997	340	26	0	366
Total	$20,953	$53,249	$239,229	$313,431	$185,157	$226,217	$3,010	$414,384

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans.  Notes 1 and 8 to the consolidated financial statements provide an overview of the process management uses for evaluating and determining the allowance for loan losses.

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

The allowance for loan losses of $9,107,000 at December 31, 2010 increased $842,000 from the total of $8,265,000 at December 31, 2009.  The specific component related to impaired loans increased $1,162,000 during 2010 and was primarily attributed to five unrelated commercial relationships.  The provision for loan losses increased to $1,191,000 in 2010 from $680,000 in 2009, with the higher provision in 2010 attributable to the increased allowance required on impaired commercial loans.    The total amount of the provision for loan losses for each year is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above and in the notes to the consolidated financial statements.  As shown in Table IX, net charge-offs in 2010 were $349,000 compared to $272,000 in 2009 and $1,911,000 in 2008.  Net charge-offs in 2008 were substantially higher by comparison with other recent historical levels of $458,000 in 2007 and $832,000 in 2006  as a result of charge-offs in 2008 of $1,414,000 from four large commercial relationships.

The allocation of the allowance for loan losses table (Table X) includes the specific (FASB ASC 310) component of the allowance on the line item called “Impaired Loans.”  The general component (FASB ASC 450) of estimated losses, including both the portion determined based on historical net charge-off results, as well as the portion based on management’s assessment of qualitative factors, are allocated in Table X to the applicable segments of consumer mortgage, commercial or consumer loans.  As of December 31, 2010, the specific valuation allowance on impaired loans includes $1,671,000 related to five unrelated commercial relationships compared with $716,000 related to two unrelated commercial relationships at the end of 2009. Table X reflects a reduction in the collectively evaluated allowance on consumer mortgage loans, primarily because the three-year average rate of net charge-offs (used in the general allowance calculation) for that category of loans was lower at December 31, 2010 than it was as of the previous year-end.  Table X shows an increase in the collectively evaluated allowance on commercial loans, mainly because of an increase in the balance of commercial loans outstanding.

Table XI presents information related to past due and impaired loans, and nonperforming assets.  As of December 31, 2010, total impaired loans amounted to $5,457,000, which is comparable to total impaired loans of $5,947,000 at December 31, 2009 as well as the previous year levels of $5,665,000 in 2008, $6,218,000 in 2007, and $8,011,000 in 2006. Total nonperforming assets increased to $12,073,000 at December 31, 2010 from $9,996,000 at December 31, 2009.  The level of nonperforming assets as a percentage of assets of 0.92% at December 31, 2010 is low by current banking industry standards, but slightly higher than the Corporation’s levels over 2006-2009.  Over the period 2006-2010, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships have significantly impacted category fluctuations within Table XI.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2010.  Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)	Years Ended December 31,
	2010	2009	2008	2007	2006
Balance, beginning of year	$8,265	$7,857	$8,859	$8,201	$8,361
Charge-offs:
Commercial	(38)	(36)	(323)	(127)	(200)
Commercial real estate	(53)	(3)	(1,284)	(47)	0
Consumer mortgage	(340)	(146)	(173)	(149)	(611)
Consumer	(188)	(293)	(259)	(221)	(281)
Total charge-offs	(619)	(478)	(2,039)	(544)	(1,092)
Recoveries:
Commercial	113	77	21	28	143
Commercial real estate	0	0	1	3	16
Consumer mortgage	55	8	19	5	11
Consumer	102	121	87	50	90
Total recoveries	270	206	128	86	260
Net charge-offs	(349)	(272)	(1,911)	(458)	(832)
Allowance recorded in acquisition	0	0	0	587	0
Provision for losses	1,191	680	909	529	672
Balance, end of year	$9,107	$8,265	$7,857	$8,859	$8,201

TABLE X - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	2010	2009	2008	2007	2006
Impaired loans	$2,288	$1,126	$456	$2,255	$1,726
Consumer mortgage	3,227	3,859	3,920	4,201	3,556
Commercial	3,047	2,677	2,654	1,870	2,372
Consumer	232	281	399	533	523
Unallocated	313	322	428	0	24
Total Allowance	$9,107	$8,265	$7,857	$8,859	$8,201

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI – PAST DUE AND IMPAIRED LOANS AND NONPERFORMING ASSETS
(In Thousands)
	2010	2009	2008	2007	2006
Impaired loans with a valuation allowance	$5,457	$2,690	$2,230	$5,361	$5,337
Impaired loans without a valuation allowance	0	3,257	3,435	857	2,674
Total impaired loans	$5,457	$5,947	$5,665	$6,218	$8,011
Restructured loans (troubled debt restructurings)	$645	$326	$0	$0	$111
Total loans past due 30-89 days and still accruing	$7,125	$9,445	$9,875	$10,822	$8,580

Nonperforming assets:
Total loans past due 90 days or more and
still accruing	$727	$31	$1,305	$1,200	$1,559
Total nonaccrual loans	10,809	9,092	7,200	6,955	8,506
Foreclosed assets held for sale (real estate)	537	873	298	258	264
Total nonperforming assets	$12,073	$9,996	$8,803	$8,413	$10,329
Total nonperforming assets as a % of assets	0.92%	0.76%	0.69%	0.66%	0.78%

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES (In Thousands)
	2010	2009	2008	2007	2006	Average
Average gross loans	$723,318	$728,748	$743,741	$729,269	$662,714	$717,558
Year-end gross loans	730,411	721,603	743,544	735,941	687,501	723,800
Year-end allowance for loan losses	9,107	8,265	7,857	8,859	8,201	8,458
Year-end nonaccrual loans	10,809	9,092	7,200	6,955	8,506	8,512
Year-end loans 90 days or more
past due and still accruing	727	31	1,305	1,200	1,559	964
Net charge-offs	349	272	1,911	458	832	764
Provision for loan losses	1,191	680	909	529	672	796
Earnings coverage of charge-offs	55	(145)	5	23	14	3
Allowance coverage of charge-offs	26	30	4	19	10	11
Net charge-offs as a % of
provision for loan losses	29.30%	40.00%	210.23%	86.58%	123.81%	95.98%
Net charge-offs as a % of
average gross loans	0.05%	0.04%	0.26%	0.06%	0.13%	0.11%

Net income (loss)	19,055	(39,335)	10,059	10,424	11,986	2,438

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2010 by payment date.  The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS
(In Thousands)
	1 Year	1-3	3-5	Over 5
Contractual Obligations	or Less	Years	Years	Years	Total
Time deposits	$196,052	$157,328	$25,748	$39	$379,167
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	15,000	27,412	0	13,583	55,995
Repurchase agreements	7,500	5,000	0	80,000	92,500

Total	$218,552	$189,740	$25,748	$93,622	$527,662

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $625,181,000 at December 31, 2010.  The Corporation also has obligations related to overnight customer repurchase agreements with principal balances totaling $18,413,000 at December 31, 2010.

The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit.  Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At December 31, 2010, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $29,461,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,655,000 at December 31, 2010.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

TABLE XIV – CREDIT FACILITIES
	Outstanding		Available		Total Credit
(In Thousands)	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010	2009	2010	2009
Federal Home Loan Bank of Pittsburgh	$55,995	$133,602	$304,584	$210,954	$360,579	$344,556
Federal Reserve Bank Discount Window	0	0	26,274	25,802	26,274	25,802
Other correspondent banks	0	0	25,000	29,722	25,000	29,722
Total credit facilities	$55,995	$133,602	$355,858	$266,478	$411,853	$400,080

At December 31, 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding. At December 31, 2009, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total notional amount of $103,602,000 and a letter of credit in the amount of $30,000,000.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At December 31, 2010, the carrying value of non-pledged available-for-sale securities was $53,424,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements.  As reflected in Note 18, at December 31, 2010 and 2009, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

In January 2009, the Corporation issued Preferred Stock and a Warrant to purchase up to 194,794 shares of common stock at an exercise price of $20.36 per share to the United States Department of the Treasury under the TARP Program for an aggregate price of $26,440,000.  The Preferred Stock paid a cumulative dividend rate of 5% per annum.  On August 4, 2010, the Corporation redeemed all of the Preferred Stock.  Subsequently, the Corporation negotiated with the Treasury for repurchase of the Warrant on September 1, 2010 for a total cash cost of $400,000, which was recorded as a reduction in paid-in capital.  As a result, the Corporation is no longer subject to the requirements and limitations of the TARP program.

In 2009, the Corporation issued approximately 3,090,000 shares of common stock, raising a total of $24,585,000, net of related offering costs.  Of this total, 2,875,000 shares were issued at a price of $8.00 per share in a public offering that was completed in December 2009, and which resulted in net proceeds of $21,410,000 (included in the $24,585,000 for the year).  The additional $3,175,000 was raised through the issuance of shares under our dividend reinvestment plan.  Although the Corporation maintained capital ratios that exceeded regulatory requirements to be considered well capitalized throughout 2009, the additional capital provides flexibility to absorb any additional, unexpected securities losses or other economic issues that might arise.  Further, the additional capital provided funding for repayment of the TARP Preferred Stock in 2010, and improves the Corporation’s ability to respond to any opportunities that could arise for branch or full-bank acquisitions.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements.  In addition, the Corporation, and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.  These restrictions are described in Note 19 to the consolidated financial statements.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive (Loss) Income” within stockholders’ equity.  The balance in Accumulated Other Comprehensive (Loss) Income related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to ($1,351,000) at December 31, 2010 and ($522,000) at December 31, 2009.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2010.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive (Loss) Income related to underfunded defined benefit plans, net of deferred income tax, was ($250,000) at December 31, 2010 and ($369,000) at December 31, 2009.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss is a measure of the change in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income (Loss)".  Comprehensive income or loss should not be construed to be a measure of net income.  For the Corporation, other comprehensive income includes unrealized gains and losses on available-for-sale securities, net of deferred income tax.  The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements.  The change in accumulated other comprehensive income attributable to the underfunded or overfunded status of defined benefit plans is also included in other comprehensive income.  In 2010, total comprehensive income was $18,345,000, while in 2009 total comprehensive loss was $14,634,000, and in 2008 total comprehensive loss was $6,098,000.  Other comprehensive income (loss) amounted to ($710,000) in 2010, $24,701,000 in 2009, and ($16,157,000) in 2008.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained throughout 2009 and 2010. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Further, the Federal Reserve expressed its concern that deflation is currently more of a concern than inflation.

Despite the current low short-term rate environment and liquidity injections, inflation statistics indicate that the overall rate of inflation is minimal. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements for a description of recent accounting pronouncements and their recent or potential future effects on the Corporation’s financial statements.

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

Table XV, which follows this discussion, is based on the results of the simulation model as of October 31, 2010 and November 30, 2009. The 2009 figures include a pro forma adjustment to increase equity by $21,410,000, which represents the proceeds received from the Corporation’s sale of common stock in December 2009 net of issuance costs. The table also includes pro forma adjustments to reflect the Corporation’s December 2009 purchases of several investment securities. The securities purchased totaled approximately $22,382,000 and included obligations of U.S. Government agencies and a collateralized mortgage obligation issued by a U.S. Government agency.

As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of October 31, 2010, the changes in net interest income and changes in market value were within the policy limits in all scenarios except an immediate rate decrease of 300 basis points, which management considers to be highly unrealistic. As of November 30, 2009, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The embedded cap on one of the $40 million borrowings expired in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012. The 3-month LIBOR was 0.29% at October 31, 2010 and 0.26% at November 30, 2009. Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any of the scenarios shown in Table XV at October 2010 or November 2009.

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

TABLE XV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
October 31, 2010 Data
(In Thousands)	Period Ending October 31, 2011

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$66,098	$27,402	$38,696	-9.3%	20.0%
+200	63,465	23,146	40,319	-5.5%	15.0%
+100	60,661	18,891	41,770	-2.1%	10.0%
0	57,307	14,638	42,669	0.0%	0.0%
-100	54,005	13,794	40,211	-5.8%	10.0%
-200	51,995	13,732	38,263	-10.3%	15.0%
-300	51,507	13,732	37,775	-11.5%	20.0%

	Market Value of Portfolio Equity
	at October 31, 2010

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$90,782	-28.4%	45.0%
+200	104,337	-17.7%	35.0%
+100	116,495	-8.1%	25.0%
0	126,789	0.0%	0.0%
-100	135,342	6.7%	25.0%
-200	162,919	28.5%	35.0%
-300	194,064	53.1%	45.0%

November 30, 2009 Data
(In Thousands)	Period Ending November 30, 2010

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$70,171	$34,669	$35,502	-12.0%	20.0%
+200	67,254	29,536	37,718	-6.5%	15.0%
+100	64,419	24,412	40,007	-0.8%	10.0%
0	61,041	20,700	40,341	0.0%	0.0%
-100	57,581	19,579	38,002	-5.8%	10.0%
-200	55,240	19,215	36,025	-10.7%	15.0%
-300	54,360	19,008	35,352	-12.4%	20.0%

	Market Value of Portfolio Equity
	at November 30, 2009

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$98,045	-28.8%	45.0%
+200	116,071	-15.8%	35.0%
+100	131,202	-4.8%	25.0%
0	137,770	0.0%	0.0%
-100	137,307	-0.3%	25.0%
-200	146,347	6.2%	35.0%
-300	172,390	25.1%	45.0%

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 7 of the consolidated financial statements, the Corporation recognized OTTI charges on bank stocks totaling $10,000 in 2010 compared to $6,324,000 in 2009 and $1,878,000 in 2008.

During the fourth quarter of 2009, management decided to sell some bank stocks and liquidate the Corporation’s portfolio of non-bank equity securities and mutual funds. This decision was made primarily to generate capital losses, which could be carried back and offset against capital gains generated in 2006, 2007 and 2008 to realize tax refunds. As a result of these sales, the Corporation’s aggregate exposure to equities is significantly lower than in prior periods. These sales were executed in the fourth quarter of 2009 and the first half of 2010.

Equity securities held as of December 31, 2010 and December 31, 2009 are presented in Table XVI. Table XVI presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XVI does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2010.

TABLE XVI - EQUITY SECURITIES RISK
(In Thousands)

	As of December 31,
	2010	2009
Cost	$4,589	$5,367
Fair Value	6,009	6,662
Hypothetical 10% Decline In Market Value	(601)	(666)
Hypothetical 20% Decline In Market Value	(1,202)	(1,332)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets	December 31,	December 31,
(In Thousands Except Share Data)	2010	2009
ASSETS
Cash and due from banks:
Noninterest-bearing	$16,840	$18,247
Interest-bearing	29,461	73,818
Total cash and cash equivalents	46,301	92,065
Trading securities	0	1,045
Available-for-sale securities, at fair value	443,956	396,288
Held-to-maturity securities	0	300
Loans held for sale	5,247	592
Loans, net of allowance for loan losses of $9,107 at December 31, 2010
and $8,265 at December 31, 2009.	721,304	712,746
Bank-owned life insurance	21,822	22,798
Accrued interest receivable	4,960	5,613
Bank premises and equipment, net	22,636	24,316
Foreclosed assets held for sale	537	873
Deferred tax asset, net	16,054	22,037
Intangible asset - Core deposit intangibles	326	502
Intangible asset - Goodwill	11,942	11,942
Other assets	21,503	30,678
TOTAL ASSETS	$1,316,588	$1,321,795

LIABILITIES
Deposits:
Noninterest-bearing	$158,767	$137,470
Interest-bearing	845,581	789,319
Total deposits	1,004,348	926,789
Dividends payable	0	169
Short-term borrowings	18,413	39,229
Long-term borrowings	148,495	196,242
Accrued interest and other liabilities	6,388	6,956
TOTAL LIABILITIES	1,177,644	1,169,385

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at December 31, 2010 and
26,440 shares issued at December 31, 2009	0	25,749
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2010 and
2009; issued 12,408,212 at December 31, 2010 and 12,374,481 at December 31, 2009	12,408	12,374
Paid-in capital	66,648	66,726
Retained earnings	65,920	53,027
Treasury stock, at cost; 254,614 shares at December 31, 2010
and 262,780 shares at December 31, 2009	(4,431)	(4,575)
Sub-total	140,545	153,301
Accumulated other comprehensive loss:
Unrealized losses on available-for-sale securities	(1,351)	(522)
Defined benefit plans	(250)	(369)
Total accumulated other comprehensive loss	(1,601)	(891)
TOTAL STOCKHOLDERS' EQUITY	138,944	152,410
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,316,588	$1,321,795

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of Operations	Years Ended December 31,
(In Thousands Except Per Share Data)	2010	2009	2008
INTEREST INCOME
Interest and fees on loans	$44,229	$45,236	$48,933
Interest on balances with depository institutions	124	61	33
Interest on loans to political subdivisions	1,582	1,660	1,539
Interest on federal funds sold	0	15	120
Interest on trading securities	1	43	89
Income from available-for-sale and held-to-maturity securities:
Taxable	11,092	15,926	19,516
Tax-exempt	4,834	4,443	3,153
Dividends	252	592	854
Total interest and dividend income	62,114	67,976	74,237
INTEREST EXPENSE
Interest on deposits	11,907	14,651	19,320
Interest on short-term borrowings	177	544	986
Interest on long-term borrowings	7,161	9,261	10,743
Total interest expense	19,245	24,456	31,049
Net interest income	42,869	43,520	43,188
Provision for loan losses	1,191	680	909
Net interest income after provision for loan losses	41,678	42,840	42,279
OTHER INCOME
Service charges on deposit accounts	4,579	4,791	4,447
Service charges and fees	858	796	777
Trust and financial management revenue	3,475	3,262	3,443
Insurance commissions, fees and premiums	248	293	332
Increase in cash surrender value of life insurance	466	501	758
Other operating income	4,291	3,378	3,383
Sub-total	13,917	13,021	13,140
Total other-than-temporary impairment losses on available-for-sale securities	(381)	(81,912)	(10,088)
Portion of (gain) recognized in other comprehensive loss (before taxes)	(52)	(3,451)	0
Net impairment losses recognized in earnings	(433)	(85,363)	(10,088)
Realized gains on available-for-sale securities, net	1,262	1,523	750
Net realized gains (impairment losses) recognized in earnings
on available-for-sale securities	829	(83,840)	(9,338)
Total other income	14,746	(70,819)	3,802
OTHER EXPENSES
Salaries and wages	13,063	12,737	14,561
Pensions and other employee benefits	3,840	3,956	4,202
Occupancy expense, net	2,645	2,741	2,861
Furniture and equipment expense	2,103	2,679	2,661
FDIC Assessments	1,450	2,092	308
Pennsylvania shares tax	1,222	1,272	1,169
Other operating expense	7,246	8,534	7,941
Total other expenses	31,569	34,011	33,703
Income (loss) before income tax provision (credit)	24,855	(61,990)	12,378
Income tax provision (credit)	5,800	(22,655)	2,319
Net income (loss)	19,055	(39,335)	10,059
U.S. Treasury preferred dividends	1,474	1,428	0
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,581	$(40,763)	$10,059
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$1.45	$(4.40)	$1.12

 The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands Except Per Share Data)						Accumulated
			Stock			Other
	Preferred	Common	Dividend	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Distributable	Capital	Earnings	(Loss)	Stock	Total
Balance, January 1, 2008	$0	$9,193	$1,571	$42,438	$96,628	$(7,057)	$(4,992)	$137,781
Comprehensive (loss) income:
Net income					10,059			10,059
Unrealized loss on securities, net of net of reclassification and tax						(16,466)		(16,466)
Other comprehensive income related to defined benefit plans						309		309
Total comprehensive loss								(6,098)
Cash dividends declared, $.96 per share					(8,590)			(8,590)
Shares issued for dividend reinvestment plan				158			758	916
Treasury stock purchased							(2,135)	(2,135)
Shares issued from treasury related to exercise of stock options				(17)			237	220
Restricted stock granted				(82)			82	0
Forfeiture of restricted stock				11			(11)	0
Stock-based compensation expense				294				294
Tax benefit from employee benefit plan					23			23
Tax charge from stock-based compensation				(5)				(5)
Stock dividend issued		91	(1,571)	1,463				(17)
Recognize postretirement split-dollar life insurance liability					(363)			(363)
Balance, December 31, 2008	0	9,284	0	44,260	97,757	(23,214)	(6,061)	122,026
Comprehensive (loss) income:
Net loss					(39,335)			(39,335)
Unrealized gain on securities, net of reclassification and tax						24,976		24,976
Other comprehensive loss related to defined benefit plans						(275)		(275)
Total comprehensive loss								(14,634)
Reclassify non-credit portion of other-than-temporary impairment losses recognized in prior period					2,378	(2,378)		0
Issuance of U.S. Treasury preferred stock	25,588			821				26,409
Accretion of discount associated with U.S. Treasury preferred stock	161				(161)			0
Cash dividends on U.S. Treasury preferred stock					(1,267)			(1,267)
Cash dividends declared on common stock, $.72 per share					(6,487)			(6,487)
Common shares issued		3,090		21,495				24,585
Common shares issued for dividend reinvestment plan				(71)			1,388	1,317
Common shares issued from treasury related to exercise of stock options				(4)			34	30
Restricted stock granted				(69)			69	0
Forfeiture of restricted stock				5			(5)	0
Stock-based compensation expense				286				286
Tax benefit from stock-based compensation				3				3
Tax benefit from employee benefit plan					142			142
Balance, December 31, 2009	$25,749	$12,374	$0	$66,726	$53,027	$(891)	$(4,575)	$152,410

Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Per Share Data)						Accumulated
(Continued)			Stock			Other
	Preferred	Common	Dividend	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Distributable	Capital	Earnings	(Loss)	Stock	Total
Balance, December 31, 2009	$25,749	$12,374	$0	$66,726	$53,027	$(891)	$(4,575)	$152,410
Comprehensive income:
Net income					19,055			19,055
Unrealized loss on securities, net of reclassification and tax						(829)		(829)
Other comprehensive income related to defined benefit plans						119		119
Total comprehensive income								18,345
Accretion of discount associated with U.S. Treasury preferred stock	691				(691)			0
Cash dividends on U.S. Treasury preferred stock					(783)			(783)
Redemption of U.S. Treasury preferred stock	(26,440)							(26,440)
Redemption of U.S. Treasury warrant				(400)				(400)
Cash dividends declared on common stock, $.39 per share					(4,730)			(4,730)
Common shares issued for dividend reinvestment plan		34		399				433
Restricted stock granted				(159)			159	0
Forfeiture of restricted stock				15			(15)	0
Stock-based compensation expense				67				67
Tax benefit from employee benefit plan					42			42
Balance, December 31, 2010	$0	$12,408	$0	$66,648	$65,920	$(1,601)	$(4,431)	$138,944

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows	Years Ended December 31,
(In Thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,055	$(39,335)	$10,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,191	680	909
Realized (gains) losses on available-for-sale securities, net	(829)	83,840	9,338
Gain on sale of foreclosed assets, net	(108)	(310)	(38)
Depreciation expense	2,339	2,816	2,885
(Gain) loss on disposition of premises and equipment	(445)	30	0
Accretion and amortization on securities, net	2,233	455	(63)
Accretion and amortization on loans, deposits and borrowings, net	(262)	(357)	(421)
Amortization of mortgage servicing rights	12	0	0
Increase in cash surrender value of life insurance	(466)	(501)	(758)
Stock-based compensation	67	286	294
Amortization of core deposit intangibles	176	324	552
Deferred income taxes	6,371	(18,383)	(2,147)
Gains on sales of mortgage loans, net	(545)	(106)	(70)
Origination of mortgage loans for sale	(30,720)	(11,776)	(7,940)
Proceeds from sales of mortgage loans	26,610	11,396	8,010
Net decrease (increase) in trading securities	1,045	(382)	(2,398)
Decrease (increase) in accrued interest receivable and other assets	9,624	(14,632)	(3,070)
(Decrease) increase in accrued interest payable and other liabilities	(302)	(1,077)	2,975
Net Cash Provided by Operating Activities	35,046	12,968	18,117
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	300	106	3
Proceeds from sales of available-for-sale securities	53,115	41,242	23,295
Proceeds from calls and maturities of available-for-sale securities	163,618	68,432	51,781
Purchase of available-for-sale securities	(267,082)	(131,203)	(93,150)
Purchase of Federal Home Loan Bank of Pittsburgh stock	0	(4)	(3,280)
Redemption of Federal Home Loan Bank of Pittsburgh stock	429	0	4,327
Net (increase) decrease in loans	(10,330)	20,470	(9,749)
Proceeds from bank-owned life insurance	1,442	0	0
Purchase of premises and equipment	(707)	(1,253)	(998)
Proceeds from disposition of premises and equipment	103	0	0
Return of principal on limited partnership investment	66	18	47
Proceeds from sale of foreclosed assets	1,169	1,564	462
Net Cash Used in Investing Activities	(57,877)	(628)	(27,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	77,537	62,706	25,518
Net (decrease) increase in short-term borrowings	(20,816)	(9,318)	7,869
Proceeds from long-term borrowings	0	0	29,703
Repayments of long-term borrowings	(47,607)	(40,445)	(52,003)
Issuance of US Treasury preferred stock and warrant	0	26,409	0
Redemption of US Treasury preferred stock and warrant	(26,840)	0	0
Issuance of common stock	0	24,585	0
Purchase of treasury stock	0	0	(2,135)
Sale of treasury stock	0	30	220
Tax benefit from compensation plans	42	145	18
US Treasury preferred dividends paid	(952)	(1,098)	0
Common dividends paid	(4,297)	(7,317)	(7,678)
Net Cash (Used in) Provided by Financing Activities	(22,933)	55,697	1,512
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,764)	68,037	(7,633)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	92,065	24,028	31,661
CASH AND CASH EQUIVALENTS, END OF YEAR	$46,301	$92,065	$24,028

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)
(In Thousands)	Years Ending December 31,
	2010	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$725	$1,829	$464
Securities transferred from trading to available-for-sale	$0	$1,643	$3,072
Interest paid	$19,614	$24,944	$31,406
Income taxes (refunded) paid	$(8,134)	$3,475	$4,713

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens & Northern Corporation and its subsidiaries, Citizens & Northern Bank (“C&N Bank”),  Bucktail Life Insurance Company and Citizens & Northern Investment Corporation (collectively, “Corporation”), as well as C&N Bank’s wholly-owned subsidiary, C&N Financial Services Corporation. The consolidated financial statements also include the accounts of the former Canisteo Valley Corporation (merged into Citizens & Northern Corporation in September 2010) and its former wholly-owned subsidiary, First State Bank (merged into C&N Bank, effective September 1, 2010).  All material intercompany balances and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES -   The financial information is presented in accordance with generally accepted accounting principles and general practice for financial institutions in the United States of America.  In preparing financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements.  In addition, these estimates and assumptions affect revenues and expenses in the financial statements and as such, actual results could differ from those estimates.

Material estimates that are particularly susceptible to change include: (1) the allowance for loan losses, (2) fair values of debt securities based on estimates from independent valuation services or from brokers, (3) fair values of debt securities based on unobservable inputs, as determined using management’s estimates of cash flows and applicable discount rates and (4) assessment of impaired securities to determine whether or not the securities are other-than-temporarily impaired.

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

LOANS HELD FOR SALE – Mortgage loans held for sale are reported at the lower of cost or market, determined in the aggregate.  Gains from sales of mortgage loans are included in Other Operating Income in the Consolidated Statement of Operations.

LOANS RECEIVABLE - Loans receivable which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.  Interest income is accrued on the unpaid principal balance.  Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

The loans receivable portfolio is segmented into consumer mortgage, commercial and consumer loans.  The consumer mortgage segment includes the following classes: first and junior lien residential mortgages, home equity lines of credit and residential construction loans.  The most significant classes of commercial loans are commercial loans secured by real estate, non-real estate secured commercial and industrial loans, loans to political subdivisions, commercial construction, and loans secured by farmland.

Loans are placed on nonaccrual status for all classes of loans when, in the opinion of management, collection of interest is doubtful. Any unpaid interest previously accrued on those loans is reversed from income. Interest income is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on loans for which the risk of further loss is greater than remote are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.  Also, the amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

ALLOWANCE FOR LOAN LOSSES – The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans.  The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments.  As of December 31, 2010 and 2009, management determined that no allowance for credit losses related to unfunded loan commitments was required.

The allowance consists primarily of two major components – (1) a specific component based on a detailed assessment of certain larger loan relationships, mainly commercial purpose, determined on a loan-by-loan basis; and (2) a general component for the remainder of the portfolio based on a collective evaluation of pools of loans with similar risk characteristics. The general component is assigned to each pool of loans based on both historical net charge-off experience, and an evaluation of certain qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the above methodologies for estimating specific and general losses in the portfolio.

The specific component relates to loans that are classified as impaired based on a detailed assessment of certain larger loan relationships evaluated by a management committee referred to as the Watch List Committee.  Specific loan relationships are identified for evaluation based on the related credit risk rating. For individual loans classified as impaired, an allowance is established when the collateral value, present value of discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan.

The general component covers pools of loans by loan class including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans.  Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans for each loan segment are evaluated for loss exposure based upon three-year average historical net charge-off rates, adjusted for qualitative factors.  Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three distinct segments (consumer mortgage, commercial and consumer) within the loan portfolio.  Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Any adjustments to the factors are supported by a narrative documentation of changes in conditions accompanying the allowance for loan loss calculation.

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment.  The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors.  Further, the consumer mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans.  The majority of the Corporation’s commercial segment loans (approximately 68% at December 31, 2010) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values.  The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

Loans are classified as impaired, when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial loans by the fair value of the collateral (if the loan is collateral dependent), by future cash flows discounted at the loan’s effective rate or by the loan’s observable market price.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date or a temporary reduction in interest rate.  Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

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

INTEREST COSTS – The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use.  The amount of capitalized interest in 2010, 2009, and 2008 was not significant.

FORECLOSED ASSETS HELD FOR SALE - Foreclosed assets held for sale consist of real estate acquired by foreclosure and are initially recorded at fair value, less estimated selling costs.  Subsequent to foreclosure, revenues are included in Other Operating income and expenses from operations and lower of cost or market changes in the valuation are included in Other Operating Expenses.

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

SERVICING RIGHTS – The estimated fair value of servicing rights related to mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans.  Servicing rights are amortized as expense over the estimated lives of the underlying loans.  The servicing rights asset is included in Other Assets in the consolidated balance sheet, with a balance of $204,000 at December 31, 2010.  Servicing rights are evaluated for impairment by comparing the carrying amount to the estimated fair value, as determined through a discounted cash flows valuation.  Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate.  If the amortized cost of the servicing rights were to exceed fair value, a valuation allowance would be established through a charge against servicing income (included in Other Income in the consolidated statement of operations).  At December 31, 2010, no such valuation allowance against the carrying value of servicing rights has been established.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance under “FASB Accounting Standards Codification” (“ASC”) Topic 310, “Receivables,” amending prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the allowance for loan and lease losses (the “allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Corporation adopted the period end disclosure provisions of the new ASC 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Corporation’s consolidated financial statements.  The disclosures related to activity that occurs within the allowance will be effective for reporting periods beginning after December 15, 2010, and will not have any impact on the Corporation’s consolidated financial statements.

New disclosure requirements under ASC Topic 310 related to troubled debt restructurings that would have been effective for the Corporation as of December 31, 2010 have been delayed.  The delay is intended to allow the FASB time to complete deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance, which will affect the Corporation’s disclosures related to loans, is anticipated to be effective for periods ending after June 15, 2011.

FASB ASC 310, sub-topic 310-30, “Loans and Debt Securities Acquired With Deteriorated Credit Quality” was amended to clarify the modifications of loans that are accounted for within a pool under sub-topic 310-30 do not result in the removal of those loans from the pool even if the modifications would otherwise be considered a troubled debt restructuring.  The amendments do not affect the accounting for loans under the scope of sub-topic 310-30 that are not accounted for within pools.  Loans accounted for individually under sub-topic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 sub-topic 310-40 “Troubled Debt Restructurings by Creditors.”  The new authoritative accounting guidance under sub-topic 310-30 became effective in the third quarter of 2010 and did not have an impact on the Corporation’s consolidated financial statements.

FASB ASC 820, sub-topic 820-10, “Improving Disclosures about Fair Value Measurements” was amended to require: (1) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs, separate information about purchases, sales, issuances and settlements.  The amendment is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010.  These amendments affected the Corporation’s disclosures regarding fair value measurements in 2010 and will further affect fair value-related disclosures beginning in the first quarter 2011.

Transfers and Servicing: ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of ASC 860, effective January 1, 2010,  had no significant impact on the Corporation’s financial condition and results of operations in the current year.

Consolidation: ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The Corporation adopted the provisions of ASC 810, effective January 1, 2010, with no significant impact on the Corporation’s financial condition and results of operations.

3. COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of other comprehensive (loss) income, and the related tax effects, are as follows:

(In Thousands)	2010	2009	2008
Net income (loss)	$19,055	$(39,335)	$10,059

Unrealized holding losses on available-for-sale securities	(448)	(45,998)	(34,286)
Reclassification adjustment for (gains) losses realized in income	(829)	83,840	9,338
Other comprehensive (loss) gain before income tax	(1,277)	37,842	(24,948)
Income tax related to other comprehensive (loss) gain	(448)	12,866	(8,482)
Other comprehensive (loss) gain on available-for-sale securities	(829)	24,976	(16,466)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in
accumulated other comprehensive loss	126	(511)	509
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	53	94	(43)
Other comprehensive gain (loss) before income tax	179	(417)	466
Income tax related to other comprehensive gain (loss)	60	(142)	157
Other comprehensive gain (loss) on unfunded retirement obligations	119	(275)	309

Net other comprehensive (loss) income	(710)	24,701	(16,157)

Comprehensive income (loss)	$18,345	$(14,634)	$(6,098)

The Corporation recognized other comprehensive income of $52,000 before income tax ($34,000 after income tax) related to available-for-sale debt securities for which a portion of an other-than-temporary impairment (OTTI) loss has been recognized in earnings in 2010.  In 2009, the Corporation recognized other comprehensive income of $3,451,000 before income tax ($2,278,000 after income tax) related to available-for-sale debt securities for which a portion of an OTTI loss has been recognized in earnings.

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Dec. 31	Dec. 31,
	2010	2009
Net unrealized loss on available-for-sale securities	$(2,046)	$(769)
Tax effect	695	247
Net-of-tax amount	(1,351)	(522)

Unrealized loss on defined benefit plans	(384)	(563)
Tax effect	134	194
Net-of-tax amount	(250)	(369)

Total accumulated other comprehensive loss	$(1,601)	$(891)

4. PER SHARE DATA

Net income per share is based on the weighted-average number of shares of common stock outstanding.  The following data show the amounts used in computing basic and diluted net income per share.  As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.  Weighted average common shares available from stock options and a warrant totaling 359,092 shares in 2010 and 518,480 in 2009 were not included in the calculation because their effects were anti-dilutive.

		Weighted-
	Net	Average	Earnings
	Income	Common	Per
	(Loss)	Shares	Share
2010
Earnings per common share – basic and diluted	$17,581,000	12,131,039	$1.45

2009
Earnings per common share – basic and diluted	$(40,763,000)	9,271,869	$(4.40)

2008
Earnings per share – basic	$10,059,000	8,961,805	$1.12
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		142,208
Hypothetical share repurchase at $ 20.25		(120,713)
Earnings per share – diluted	$10,059,000	8,983,300	$1.12

5. CASH AND DUE FROM BANKS

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels during the year, account activity, and other services provided by the Federal Reserve Bank. Required reserves as of December 31, 2010 and 2009 were $13,279,000 and $10,138,000.

In 2008, the FDIC temporarily increased the amount of insured deposits from $100,000 to $250,000. In 2010, the FDIC made this increase permanent. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

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

At December 31, 2010 and 2009, assets measured at fair value on a recurring basis and the valuation methods used are as follows:
		December 31, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
(In Thousands)	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$0	$44,247	$0	$44,247
Obligations of states and political subdivisions	5,699	121,843	0	127,542
Mortgage-backed securities	0	118,386	0	118,386
Collateralized mortgage obligations,
Issued by U.S. Government agencies	9,117	121,709	0	130,826
Corporate bonds	0	1,027	0	1,027
Trust preferred securities issued by individual institutions	0	7,838	0	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	7,400
Other collateralized debt obligations	0	681	0	681
Total debt securities	14,816	415,731	7,400	437,947
Marketable equity securities	6,009	0	0	6,009
Total available-for-sale securities	$20,825	$415,731	$7,400	$443,956

		December 31, 2009
		Market Values Based on:
	Quoted Prices	Other
(In Thousands)	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$13,512	$35,481	$0	$48,993
Obligations of states and political subdivisions	0	104,990	0	104,990
Mortgage-backed securities	5,212	151,166	0	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	5,095	42,613	0	47,708
Private label	0	15,494	0	15,494
Corporate bonds	0	1,041	0	1,041
Trust preferred securities issued by individual institutions	0	5,218	800	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	8,199
Pooled trust preferred securities - mezzanine tranches	0	0	115	115
Other collateralized debt obligations	0	690	0	690
Total debt securities	23,819	356,693	9,114	389,626
Marketable equity securities	6,662	0	0	6,662
Total available-for-sale securities	30,481	356,693	9,114	396,288

TRADING SECURITIES,
Obligations of states and political subdivisions	0	1,045	0	1,045
Total	$30,481	$357,738	$9,114	$397,333

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

At December 31, 2010, management calculated the fair value of the Corporation’s senior tranche pooled trust-preferred security by applying a discount rate to the estimated cash flows.  Management used the cash flow estimates determined using the process described in Note 7 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI).  Management used a discount rate considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the security.  In establishing the discount rate, management considered: (1) the implied discount rate as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rate for the change in the spread between indicative market rates over corresponding risk-free rates in 2010; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimate of cash flows and the discount rate used to calculate the fair value of the pooled trust-preferred security were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of a fair value that would be substantially different than the amount calculated by management.

In the fourth quarter 2009, the Corporation transferred a trust preferred security issued by a financial institution (The South Financial Group, Inc.) to Level 3 from Level 2.  This security was transferred to Level 3 because management had been trying to sell the security since October 2009, but had not been able to obtain a bid from a potential buyer nor otherwise been able to find a price quote.  In April 2010, management sold a portion of the security held for total proceeds of $240,000. During the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., and the Corporation’s security became an obligation of The Toronto-Dominion Bank. Management received several broker price quotes on the security, which were used to determine a Level 2 valuation at December 31, 2010.  There were no other transfers between levels in 2010 or 2009.

Following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable information:
(In Thousands)	2010	2009	2008
Balance, beginning of period	$9,114	$58,914	$0
Transfers	(240)	800	73,018
Purchases, issuances and settlements	(1,588)	(242)	100
Proceeds from sales	(550)	(620)	0
Realized gains (losses), net	310	(182)	0
Unrealized losses included in earnings	(423)	(73,674)	(8,210)
Unrealized gains (losses) included in other comprehensive income	777	24,118	(5,994)
Balance, end of period	$7,400	$9,114	$58,914

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 7, and are included in net impairment losses recognized in earnings in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans, foreclosed real estate assets held for sale and servicing rights.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at December 31, 2010 and 2009 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $3,169,000 at December 31, 2010 and $1,564,000 at December 31, 2009.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $537,000 at December 31, 2010 and $873,000 at December 31, 2009.  The carrying value of servicing rights of $204,000 at December 31, 2010 was also based on unobservable inputs (Level 3).

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

LOANS HELD FOR SALE - Fair values of loans held for sale are determined based on applicable sales price available under the Federal Home Loan Banks’ MPF Xtra program.

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

SERVICING RIGHTS – The fair value of servicing rights is determined through a discounted cash flow valuation.  Significant inputs include expected net servicing income, the discount rate and the expected life of the underlying loans.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2010 and December 31, 2009. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

BORROWED FUNDS - The fair value of borrowings is estimated using discounted cash flow analyses based on rates currently available to the Corporation for similar types of borrowing arrangements.

ACCRUED INTEREST - The carrying amounts of accrued interest receivable and payable approximate fair values.

OFF-BALANCE SHEET COMMITMENTS - The Corporation has commitments to extend credit and has issued standby letters of credit.  Standby letters of credit are conditional guarantees of performance by a customer to a third party.  Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties.

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$46,301	$46,301	$92,065	$92,065
Trading securities	0	0	1,045	1,045
Available-for-sale securities	443,956	443,956	396,288	396,288
Held-to-maturity securities	0	0	300	302
Restricted equity securities	8,286	8,286	8,970	8,970
Loans held for sale	5,247	5,249	592	592
Loans, net	721,304	728,744	712,746	719,097
Accrued interest receivable	4,960	4,960	5,613	5,613
Servicing rights	204	204	0	0

Financial liabilities:
Deposits	1,004,348	1,012,247	926,789	935,380
Short-term borrowings	18,413	18,240	39,229	38,970
Long-term borrowings	148,495	171,877	196,242	218,767
Accrued interest payable	430	430	681	681

7. SECURITIES

Amortized cost and fair value of securities at December 31, 2010 and 2009 are summarized as follows:

		December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$44,005	$270	$(28)	$44,247
Obligations of states and political subdivisions	135,018	547	(8,023)	127,542
Mortgage-backed securities	113,176	5,381	(171)	118,386
Collateralized mortgage obligations,
Issued by U.S. Government agencies	131,040	869	(1,083)	130,826
Corporate bonds	1,000	27	0	1,027
Trust preferred securities issued by individual institutions	6,535	1,694	(391)	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	9,957	0	(2,557)	7,400
Other collateralized debt obligations	681	0	0	681
Total debt securities	441,412	8,788	(12,253)	437,947
Marketable equity securities	4,589	1,496	(76)	6,009
Total	$446,001	$10,284	$(12,329)	$443,956

		December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$48,949	$131	$(87)	$48,993
Obligations of states and political subdivisions	109,109	1,487	(5,606)	104,990
Mortgage-backed securities	150,700	5,700	(22)	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	47,083	898	(273)	47,708
Private label	15,465	50	(21)	15,494
Corporate bonds	1,000	41	0	1,041
Trust preferred securities issued by individual institutions	7,043	0	(1,025)	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	11,383	0	(3,184)	8,199
Pooled trust preferred securities - mezzanine tranches	266	0	(151)	115
Other collateralized debt obligations	690	0	0	690
Total debt securities	391,688	8,307	(10,369)	389,626
Marketable equity securities	5,367	1,295	0	6,662
Total	$397,055	$9,602	$(10,369)	$396,288
HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$300	$2	$0	$302

The following table presents gross unrealized losses and fair value of investments with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

December 31, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$10,230	$(28)	$0	$0	$10,230	$(28)
Obligations of states and political subdivisions	59,661	(2,674)	28,622	(5,349)	88,283	(8,023)
Mortgage-backed securities	13,141	(171)	0	0	13,141	(171)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	56,257	(1,083)	0	0	56,257	(1,083)
Trust preferred securities issued by individual institutions	0	0	5,825	(391)	5,825	(391)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	7,400	(2,557)	7,400	(2,557)
Total debt securities	139,289	(3,956)	41,847	(8,297)	181,136	(12,253)
Marketable equity securities	710	(76)	0	0	710	(76)
Total temporarily impaired available-for-sale securities	$139,999	$(4,032)	$41,847	$(8,297)	$181,846	$(12,329)

December 31, 2009	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

AVAILABLE-FOR-SALE SECURITIES:
Obligations of other U.S. Government agencies	$17,796	$(87)	$0	$0	$17,796	$(87)
Obligations of states and political subdivisions	19,001	(422)	36,939	(5,184)	55,940	(5,606)
Mortgage-backed securities	3,544	(21)	20	(1)	3,564	(22)
Collateralized mortgage obligations:
Issued by U.S. Government agencies	18,229	(273)	0	0	18,229	(273)
Private label	0	0	3,219	(21)	3,219	(21)
Trust preferred securities issued by individual institutions	0	0	5,218	(1,025)	5,218	(1,025)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	8,199	(3,184)	8,199	(3,184)
Pooled trust preferred securities - mezzanine tranches	0	0	115	(151)	115	(151)
Total temporarily impaired available-for-sale securities	$58,570	$(803)	$53,710	$(9,566)	$112,280	$(10,369)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses), and the related income tax provision (credit), for 2010, 2009 and 2008 were as follows:

(In Thousands)
	2010	2009	2008
Gross realized gains	$1,270	$2,205	$780
Gross realized losses	(441)	(86,045)	(10,118)
Net realized gains (losses)	$829	$(83,840)	$(9,338)
Income tax provision (credit) related to net realized gains (losses)	$282	$(28,506)	$(3,175)

The maturities of available-for-sale debt securities at December 31, 2010 are summarized as follows:

	December 31, 2010
	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$7,150	$7,193
Due after one year through five years	48,797	50,567
Due after five years through ten years	58,493	58,445
Due after ten years	326,972	321,742
Total	$441,412	$437,947

Investment securities carried at $216,828,000 at December 31, 2010 and $140,604,000 at December 31, 2009 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law.  Also, the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) had issued a $30,000,000 letter of credit on the Corporation’s behalf for security on certain public deposits as of December 31, 2009.  No such letters of credit were outstanding at December 31, 2010.  See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)
	2010	2009	2008
Trust preferred securities issued by individual institutions	$(320)	$(3,209)	$0
Pooled trust preferred securities - mezzanine tranches	(103)	(73,674)	(8,210)
Marketable equity securities (bank stocks)	(10)	(6,324)	(1,878)
Private label collateralized mortgage obligations	0	(2,156)	0
Net impairment losses recognized in earnings	$(433)	$(85,363)	$(10,088)

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2010 is provided below.

Debt Securities

At December 31, 2010, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at December 31, 2010 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At December 31, 2010, the total amortized cost basis of municipal bonds with no external credit ratings was $26,338,000, with an aggregate unrealized loss of $3,529,000.  At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios.  However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

The following table provides information related to trust preferred securities issued by individual institutions as of December 31, 2010:
(In Thousands)					Cumulative	Moody’s/
				Unrealized	Realized	S&P/Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,215	$4,954	$(261)	$0	Baa3/BB-/BB-
Carolina First Mortgage Loan Trust	The Toronto-Dominion Bank	320	2,014	1,694	(1,769)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	870	(130)	0	NR
Total		$6,535	$7,838	$1,303	$(1,769)

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to the Carolina First Mortgage Loan Trust security. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., the parent company of Carolina First. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and recorded $83,000 in accretion income during the fourth quarter 2010. Management expects to book accretion income to offset the previous OTTI charges over the security’s remaining life, through May 2012.

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

In the third quarter 2009, management made significant changes in assumptions regarding future deferrals and defaults, in comparison to assumptions used in the previous quarters’ analyses.  These changes had the effect of increasing estimated future defaults, which resulted in lower levels of future cash flows expected to be received, as compared to estimated future cash flows to be received based on the assumptions used in previous quarters.  Management selected several of the trust preferred offerings in which the Corporation holds securities, and analyzed the change in deferral or default status, and the change in financial strength rating from the national ratings service used in its quarterly analyses, over the period starting in the third quarter 2008 (which was the first quarter in which the Corporation performed the detailed cash flow analysis for each security) through the second quarter 2009.  Management believes the results of its analysis of the securities selected to be similar to the results that would be produced in an analysis of all of the Corporation’s pooled trust-preferred securities.  The analysis demonstrated that significant credit deterioration had occurred over the previous four quarterly periods, as evidenced in the data by average higher deferrals and defaults, and lower financial strength ratings.  In determining how to apply the results of this analysis, management made two critical assumptions: (1) the deteriorating trend will continue at approximately the same rate over the next four quarters, and (2) every issuer (bank) that would be assumed to defer payment within the next four quarters, based on the trend reflected in the data, would eventually default with no recovery.  At December 31, 2010, management’s assumptions regarding future deferrals and defaults were consistent with the revisions established in the third quarter 2009.

Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in those assumptions could produce different conclusions for each security.

During the third quarter 2010, management evaluated the Corporation’s holdings of mezzanine tranche pooled trust preferred securities, which had all been completely written off as OTTI. After this evaluation, management determined that future recoveries were unlikely for seven of the securities and solicited competitive bids to sell the securities. The securities were sold for aggregate pretax proceeds of $250,000, which was recorded as a gain on the sale of securities in the third quarter. The Corporation also sold several mezzanine tranche pooled trust preferred securities in the fourth quarter 2009, and recorded a gain of $153,000 from the sales, determined based on the excess of the aggregate sales proceeds over the amortized cost bases of the securities, as adjusted for OTTI.  The remaining securities continue to be carried at an amortized cost of zero.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of December 31, 2010:
	Amortized	Fair	Unrealized	2010	Cumulative
Description	Cost	Value	Gain	OTTI	OTTI
MMCAPS Funding I, Ltd.	$0	$0	$0	$(2)	$(5,833)
U.S. Capital Funding II, Ltd. (B-1)	0	0	0	(40)	(1,992)
U.S. Capital Funding II, Ltd. (B-2)	0	0	0	(61)	(2,973)
ALESCO Preferred Funding IX, Ltd.	0	0	0	0	(2,988)
Total	$0	$0	$0	$(103)	$(13,786)

As of December 31, 2010, the Corporation’s investment in a senior tranche security (the senior tranche of MMCAPS Funding I, Ltd., for which the Corporation also owns an investment in the mezzanine tranche security) had an investment grade rating.  The senior tranche security, with an amortized cost of $9,957,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of December 31, 2010. The table that follows provides additional information related to the senior tranche of MMCAPS Funding I, Ltd.:

Number of Banks Currently Performing	20
Moody's/Fitch Credit Ratings	A3/BBB (1)
Actual Deferrals and Defaults as % of Outstanding Collateral	27.7%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	40.2%
Excess Subordination as % of Performing Collateral	24.5%

(1) Ratings information is as of December 31, 2010. Fitch has the senior tranche of MMCAPS Funding I, Ltd. on negative outlook.

In the table above, “Excess Subordination as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows:   (Total face value of performing collateral – Face value of all outstanding note balances not subordinate to our investment)/Total face value of performing collateral.

The Excess Subordination Ratio measures the extent to which there may be tranches within the pooled trust preferred structure available to absorb credit losses before the Corporation’s security would be impacted.  The positive Excess Subordination Ratio signifies there is some support from subordinate tranches available to absorb losses before the Corporation’s investment would be impacted.

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

Total OTTI from pooled trust-preferred securities in 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $103,000, with a pre-tax other comprehensive gain of $52,000 included in other comprehensive income.  In 2009, total OTTI from pooled trust-preferred securities was $70,313,000, including a pre-tax loss reflected in earnings of $73,764,000 and a pre-tax other comprehensive gain of $3,451,000.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

(In Thousands)
	2010	2009
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income,
beginning of period (as measured effective January 1, 2009
upon adoption of ASC Topic 320)	$(10,695)	$(2,362)

Additional credit loss for which an OTTI was not previously recognized	0	(62,085)

Reduction for securities losses realized during the period	10,798	65,341

Additional credit loss for which an OTTI was previously
recognized when the Corporation does not intend to sell
the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its
amortized cost basis	(103)	(11,589)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income,
end of period	$0	$(10,695)
The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes  OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at December 31, 2010 and December 31, 2009 consisted exclusively of stocks of banking companies.  The Corporation recorded OTTI totaling $10,000 in 2010 and $6,324,000 in 2009.  Management’s decision to record OTTI losses on bank stocks was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement subsequent to March 31, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds.  At December 31, 2010, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings at December 31, 2010 were other than temporarily impaired.

Realized gains from sales of bank stocks totaled $588,000 in 2010 including $397,000 of realized gains from sales of stocks for which an OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $1,689,000 in 2009, including $956,000 of realized gains from sales of stocks for which an OTTI had been previously recognized.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh in an amount determined based on outstanding advances, unused borrowing capacity and other factors.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  C&N Bank’s investment in FHLB-Pittsburgh stock, which was included in Other Assets in the consolidated balance sheet, was $8,156,000 at December 31, 2010 and $8,585,000 at December 31, 2009.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2010 and December 31, 2009.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Loans outstanding at December 31, 2010 and 2009 are summarized as follows:

(In Thousands)	December 31,	% of	December 31,	% of
	2010	Total	2009	Total
Consumer mortgage:
Residential mortgage loans - first liens	$333,012	45.59%	$340,268	47.19%
Residential mortgage loans - junior liens	31,590	4.32%	35,734	4.96%
Home equity lines of credit	26,853	3.68%	23,577	3.27%
1-4 Family residential construction	14,379	1.97%	11,452	1.59%
Total consumer mortgage	405,834	55.56%	411,031	57.01%

Commercial:
Commercial loans secured by real estate	167,094	22.88%	163,483	22.67%
Commercial and industrial	59,005	8.08%	49,753	6.90%
Political subdivisions	36,480	4.99%	37,598	5.21%
Commercial construction	24,004	3.29%	15,264	2.12%
Loans secured by farmland	11,353	1.55%	11,856	1.64%
Multi-family (5 or more) residential	7,781	1.07%	8,338	1.16%
Agricultural loans	3,472	0.48%	3,848	0.53%
Other commercial loans	392	0.05%	638	0.09%
Total commercial	309,581	42.38%	290,778	40.33%

Consumer	14,996	2.05%	19,202	2.66%
Total	730,411	100.00%	721,011	100.00%
Less: allowance for loan losses	(9,107)		(8,265)
Loans, net	$721,304		$712,746

The Corporation grants loans to individuals as well as commercial and tax-exempt entities.  Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank.  Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region.  There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2010.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans.

Transactions in the allowance for loan losses were as follows:

(In Thousands)
	2010	2009	2008
Balance at beginning of year	$8,265	$7,857	$8,859
Provision charged to operations	1,191	680	909
Loans charged off	(619)	(478)	(2,039)
Recoveries	270	206	128
Balance at end of year	$9,107	$8,265	$7,857

In the evaluation of the loan portfolio, management determines two major components for the allowance for loan losses – (1) a specific component based on an assessment of certain larger relationships, mainly commercial purpose loans, on a loan-by-loan basis; and (2) a general component for the remainder of the portfolio based on a collective evaluation of pools of loans with similar risk characteristics.

In determining the larger loan relationships for detailed assessment under the specific allowance component, the Corporation uses an internal risk rating system.  Under the risk rating system, the Corporation classifies problem or potential problem loans as “Special Mention,” “Substandard,” or “Doubtful” on the basis of currently existing facts, conditions and values.  Substandard loans include those characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Corporation to sufficient risk to warrant classification as Substandard or Doubtful, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention.  Risk ratings are updated any time that conditions or the situation warrants.  Loans not classified are included in the “Pass” column in the table below.

The following table summarizes the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2010:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer mortgage:
Residential mortgage loans - first liens	$318,813	$2,197	$11,778	$224	$333,012
Residential mortgage loans - junior liens	30,072	551	959	8	31,590
Home equity lines of credit	26,569	32	252	0	26,853
1-4 Family residential construction	13,582	0	797	0	14,379
Total consumer mortgage	389,036	2,780	13,786	232	405,834
Commercial:
Commercial loans secured by real estate	152,157	6,671	6,472	1,794	167,094
Commercial and industrial	45,779	8,235	4,533	458	59,005
Political subdivisions	36,480	0	0	0	36,480
Commercial construction	22,430	314	1,260	0	24,004
Loans secured by farmland	8,877	1,248	1,188	40	11,353
Multi-family (5 or more) residential	7,781	0	0	0	7,781
Agricultural loans	3,219	209	44	0	3,472
Other commercial loans	260	132	0	0	392
Total commercial	276,983	16,809	13,497	2,292	309,581
Consumer	14,696	33	265	2	14,996

Totals	$680,715	$19,622	$27,548	$2,526	$730,411

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful.  Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.  Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance.  The loans that have been individually evaluated, but  which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of December 31, 2010.

The following table presents a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2010:

(In Thousands)	Individually Evaluated	Collectively Evaluated	Totals
Loans:
Consumer mortgage:
Residential mortgage loans - first liens	$442	$332,570	$333,012
Residential mortgage loans - junior liens	239	31,351	31,590
Home equity lines of credit	0	26,853	26,853
1-4 Family residential construction	994	13,385	14,379
Total consumer mortgage	1,675	404,159	405,834
Commercial:
Commercial loans secured by real estate	3,818	163,276	167,094
Commercial and industrial	931	58,074	59,005
Political subdivisions	0	36,480	36,480
Commercial construction	1,197	22,807	24,004
Loans secured by farmland	931	10,422	11,353
Multi-family (5 or more) residential	0	7,781	7,781
Agricultural loans	39	3,433	3,472
Other commercial loans	0	392	392
Total commercial	6,916	302,665	309,581
Consumer	57	14,939	14,996

Total Loans	$8,648	$721,763	$730,411

(In Thousands)	Individually Evaluated	Collectively Evaluated	Totals
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$98	$2,647	$2,745
Residential mortgage loans - junior liens	80	254	334
Home equity lines of credit	0	218	218
1-4 Family residential construction	100	108	208
Total consumer mortgage	278	3,227	3,505
Commercial:
Commercial loans secured by real estate	1,335	1,979	3,314
Commercial and industrial	202	660	862
Political subdivisions	0	0	0
Commercial construction	380	210	590
Loans secured by farmland	36	103	139
Multi-family (5 or more) residential	0	63	63
Agricultural loans	0	32	32
Other commercial loans	0	0	0
Total commercial	1,953	3,047	5,000
Consumer	57	232	289
Unallocated			313

Total Allowance for Loan Losses	$2,288	$6,506	$9,107

Summary information related to impaired and nonaccrual loans, and loans past due 90 days or more, as of December 31, 2010 and 2009 is as follows:

(In Thousands)
	2010	2009
Impaired loans with a valuation allowance	$5,457	$2,690
Impaired loans without a valuation allowance	3,191	3,257
Total impaired loans	$8,648	$5,947

Valuation allowance related to impaired loans	$2,288	$1,126
Total loans restructured (troubled debt restructurings)	$645	$326
Total nonaccrual loans	$10,809	$9,092
Total loans past due 90 days or more and still accruing	$727	$31

No additional funds are committed to be advanced in connection with impaired loans.

Additional summary information related to impaired loans for 2010, 2009 and 2008 is as follows:

(In Thousands)
	2010	2009	2008
Average investment in impaired loans	$6,142	$5,996	$5,771
Interest income recognized on impaired loans	$204	$322	$327
Interest income recognized on a cash basis on impaired loans	$204	$322	$327

At December 31, 2010 the breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:
	Past Due
(In Thousands)	90+ Days and
	Accruing	Nonaccrual
Consumer mortgage:
Residential mortgage loans - first liens	$571	$3,301
Residential mortgage loans - junior liens	0	218
1-4 Family residential construction	0	797
Total consumer mortgage	571	4,316
Commercial:
Commercial loans secured by real estate	60	3,666
Commercial and industrial	0	611
Commercial construction	0	1,197
Loans secured by farmland	90	932
Agricultural loans	0	40
Total commercial	150	6,446
Consumer	6	47

Totals	$727	$10,809

The table below presents a summary of the contractual aging of loans as of December 31, 2010:
	Current and
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Consumer mortgage:
Residential mortgage loans - first liens	325,567	5,132	2,313	333,012
Residential mortgage loans - junior liens	30,997	436	157	31,590
Home equity lines of credit	26,744	109	0	26,853
1-4 Family residential construction	14,379	0	0	14,379
Total consumer mortgage	397,687	5,677	2,470	405,834

Commercial:
Commercial loans secured by real estate	163,343	940	2,811	167,094
Commercial and industrial	58,474	319	212	59,005
Political subdivisions	36,480	0	0	36,480
Commercial construction	23,674	330	0	24,004
Loans secured by farmland	10,294	77	982	11,353
Multi-family (5 or more) residential	7,769	12	0	7,781
Agricultural loans	3,422	10	40	3,472
Other commercial loans	77	315	0	392
Total commercial	303,533	2,003	4,045	309,581

Consumer	14,686	289	21	14,996

Totals	$715,906	$7,969	$6,536	$730,411

Nonaccrual loans are included in the contractual aging immediately above.  A summary of the contractual aging of nonaccrual loans at December 31, 2010 is as follows:

(In Thousands)	Current and
	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Total nonaccrual loans	$4,156	$844	$5,809	$10,809

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(In Thousands)	December 31,
	2010	2009
Land	$2,100	$2,100
Buildings and improvements	30,579	30,498
Furniture and equipment	16,099	15,735
Construction in progress	33	24
Total	48,811	48,357
Less: accumulated depreciation	(26,175)	(24,041)
Net	$22,636	$24,316

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:
(In Thousands)
	2010	2009	2008
Occupancy expense	$1,238	$1,237	$1,261
Furniture and equipment expense	1,101	1,579	1,624
Total	$2,339	$2,816	$2,885

10. INTANGIBLE ASSETS

Changes in the carrying amount of goodwill in 2010 and 2009 are summarized in the following table:

(In Thousands)	December 31,
	2010	2009
Balance, beginning of year	$11,942	$12,014
Reduction in total purchase price for difference
in estimated and actual accrued expenses and
legal and professional costs	0	(72)
Balance, end of year	$11,942	$11,942

The Corporation did not complete any acquisitions in 2010 or 2009.

Evaluation of goodwill for impairment involves 2 steps: (1) Step 1, which is to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill; and (2) Step 2, which is to measure the amount of goodwill loss by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill and recognize a loss if the fair value would be less than book value.  As of December 31, 2010, the Corporation performed a Step 1 analysis and determined that the fair value of its only reporting unit, its community banking operation, exceeded its book value.  Accordingly, there was no goodwill impairment as of December 31, 2010 and no Step 2 analysis was required.

Information related to the core deposit intangibles are as follows:

(In Thousands)	December 31,
	2010	2009
Gross amount	$2,034	$2,034
Less: accumulated amortization	(1,708)	(1,532)
Net	$326	$502

Amortization expense was $176,000 in 2010, $324,000 in 2009, and $552,000 in 2008.  Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)
2011	$115
2012	74
2013	51
2014	35
2015	22

11. DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits are as follows:

(In Thousands)
	2011	$196,052
	2012	98,931
	2013	58,397
	2014	14,952
	2015	10,796
	Thereafter	39
		$379,167

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more.  As of December 31, 2010, the remaining maturities or repricing frequency of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$76,663
Over 3 months through 12 months	14,737
Over 1 year through 3 years	32,120
Over 3 years	6,851
Total	$130,371

Interest expense from deposits of $100,000 or more amounted to $3,454,000 in 2010, $3,781,000 in 2009 and $4,108,000 in 2008.

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:
(In Thousands)	At December 31,
	2010	2009
Overnight borrowings (a)	$0	$0
Customer repurchase agreements (b)	18,413	34,229
Other repurchase agreements (c)	0	5,000
Total short-term borrowings	$18,413	$39,229

The weighted average interest rate on total short-term borrowings outstanding was 0.16% at December 31, 2010 and 1.04% at December 31, 2009. The maximum amount of total short-term borrowings outstanding at any month-end was $40,600,000 in 2010 and $45,769,000 in 2009.

(a) Overnight borrowings are available from the FHLB-Pittsburgh, federal funds purchased overnight from other banks, and from the Federal Reserve Bank of Philadelphia’s Discount Window.

There were no overnight borrowings outstanding at December 31, 2010 or December 31, 2009.

The Corporation had available credit with other correspondent banks totaling $25,000,000 at December 31, 2010 and $29,722,000 at December 31, 2009. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2010 or December 31, 2009.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2010, the Corporation had available credit in the amount of $26,274,000 on this line with no outstanding advances.  At December 31, 2009, the Corporation had available credit in the amount of $25,802,000 on this line with no outstanding advances.    As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,655,000 at December 31, 2010 and $27,938,000 at December 31, 2009.

(b) Customer repurchase agreements mature overnight, and are collateralized by securities with a carrying value of $29,633,000 at December 31, 2010 and $48,510,000 at December 31, 2009.

(c) Other repurchase agreements included in short-term borrowings at December 31, 2009 consisted of a three-year adjustable-rate repurchase agreement issued in April 2007. For the first year, the rate was adjusted quarterly to the three-month LIBOR less 50 basis points.  In April 2008, the issuer exercised its option to convert the repurchase agreement to a fixed rate of 4.74% and retained the option to put it quarterly prior to the April 2010 scheduled maturity.  This borrowing matured in April 2010.

The terms and collateral related to repurchase agreements are described under the “Long-term Borrowings” section of this note.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	At December 31,
	2010	2009
FHLB-Pittsburgh borrowings (d)	$55,995	$103,742
Repurchase agreements (e)	92,500	92,500
Total long-term borrowings	$148,495	$196,242

(d) Long-term borrowings from FHLB-Pittsburgh are as follows:
(In Thousands)	At December 31,
	2010	2009
Loans that matured in 2010 with rates ranging from 3.65% to 4.95%	$0	$47,140
Loans maturing in 2011 with rates ranging from 3.00% to 4.98%	15,000	15,000
Loans maturing in 2012 with rates ranging from 3.66% to 4.82%	23,528	23,547
Loans maturing in 2013 with rates ranging from 2.86% to 3.62%	3,884	4,206
Loan maturing in 2016 with a rate of 6.86%	274	309
Loans maturing in 2017 with rates ranging from 3.81% to 6.83%	10,036	10,041
Loans maturing in 2020 with rates ranging from 4.67% to 4.79%	2,072	2,242
Loan maturing in 2025 with a rate of 4.91%	1,201	1,257
Total long-term FHLB-Pittsburgh borrowings	$55,995	$103,742

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $554,216,000 at December 31, 2010 and $522,201,000 at December 31, 2009.   Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $8,156,000 at December 31, 2010 and $8,585,000 at December 31, 2009.

 (e) Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	At December 31,
	2010	2009
Agreements maturing in 2011 with rates ranging from 3.48% to 4.09%	$7,500	$7,500
Agreement maturing in 2013 with a rate of 3.13%	5,000	5,000
Agreements maturing in 2017 with rates ranging from 3.60% to 4.27%	80,000	80,000
Total long-term repurchase agreements	$92,500	$92,500

In December 2007, the Corporation entered into two repurchase agreements of $40,000,000 each with embedded caps. These repurchase agreements mature in 2017. One of these borrowings has an interest rate of 3.60% and is putable by the issuer at quarterly intervals starting in December 2010. The other borrowing has an interest rate of 4.27% and is putable by the issuer at quarterly intervals starting in December 2012. Each of these borrowings contain an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR is higher than 5.15%, the Corporation’s interest rate payable will decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded cap on one of the agreements expired on its initial put date in December 2010, and the embedded cap on the other agreement will expire on the initial put date in 2012.

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $116,416,000 at December 31, 2010 and $116,127,000 at December 31, 2009.  Average daily repurchase agreement borrowings amounted to $94,097,000 in 2010, $97,500,000 in 2009 and $99,492,000 in 2008.  The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $97,500,000 in 2010, $97,500,000 in 2009, and $99,500,000 in 2008. The weighted average interest rate on repurchase agreements was 3.93% in 2010, 3.97% in 2009, and 3.94% in 2008.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, designed to cause participants to pay for all future increases in premiums (after January 1, 1993) related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2010 and December 31, 2009, and are not expected to significantly affect the Corporation's future expenses.  The Corporation uses a December 31 measurement date for the postretirement plan.

The Corporation’s defined benefit pension plan applicable to most employees was frozen and terminated, effective December 31, 2007.  In 2008, the Corporation funded and settled substantially all of its obligations under this plan.  There was no activity related to this plan in 2010 and 2009.  Information is included in the tables below for 2008 related to this plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the tables that follow.  The Corporation uses a December 31 measurement date for this plan.

The following table shows the funded status of the defined benefit plans:

	Pension		Postretirement
(In Thousands)	Benefits		Benefits
	2010	2009	2010	2009
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,236	$1,076	$1,710	$1,378
Service cost	0	0	68	74
Interest cost	67	65	89	94
Plan participants' contributions	0	0	255	190
Actuarial loss (gain)	68	111	(153)	293
Benefits paid	(32)	(16)	(353)	(319)
Benefit obligation at end of year	$1,339	$1,236	$1,616	$1,710

	2010	2009	2010	2009
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$953	$602	$0	$0
Actual return on plan assets	106	147	0	0
Employer contribution	53	220	98	129
Plan participants' contributions	0	0	255	190
Benefits paid	(32)	(16)	(353)	(319)
Fair value of plan assets at end of year	$1,080	$953	$0	$0

Funded status at end of year	$(259)	$(283)	$(1,616)	$(1,710)

At December 31, 2010 and 2009, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:

(In Thousands)	Pension:		Postretirement:
	2010	2009	2010	2009
Accrued interest and other liabilities	$259	$283	$1,616	$1,710

At December 31, 2010 and 2009, the following items included in accumulated other comprehensive loss had not been recognized as components of expense:

(In Thousands)	Pension:		Postretirement:
	2010	2009	2010	2009
Net transition obligation	$0	$0	$73	$109
Prior service cost	0	0	121	135
Net actuarial loss (gain)	198	173	(6)	147
Total	$198	$173	$188	$391

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $4,000 in 2011.  For the postretirement plan, there is no amortization of the net actuarial gain expected in 2011, and the estimated amount of transition obligation and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are $36,000 and $14,000, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $1,339,000 at December 31, 2010 and $1,236,000 at December 31, 2009.

The components of net periodic benefit costs from defined benefit plans are as follows:
        (In Thousands)
	Pension:			Postretirement:
	2010	2009	2008	2010	2009	2008
Service cost	$0	$0	$29	$68	$74	$69
Interest cost	67	65	542	89	94	78
Expected return on plan assets	(66)	(44)	(329)	0	0	0
Amortization of transition (asset) obligation	0	0	(17)	36	37	36
Amortization of prior service cost	0	0	0	14	14	9
Recognized net actuarial loss	3	4	0	0	0	0
Net periodic benefit cost, excluding effects of pension plan settlement	4	25	225	207	219	192
Loss (gain) on pension plan settlement	0	39	(32)	0	0	0
Total net periodic benefit cost	$4	$64	$193	$207	$219	$192

The weighted-average assumptions used to determine net periodic benefit cost are as follows:
	Pension:			Postretirement:
	2010	2009	2008	2010	2009	2008
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	5.50%	6.25%	5.80%	6.00%	6.00%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Defined benefit pension plan terminated at December 31, 2007 and settled in 2008:
Discount rate	N/A	N/A	4.77%
Expected return on plan assets	N/A	N/A	2.75%
Rate of compensation increase	N/A	N/A	0.00%

The weighted-average assumptions used to determine benefit obligations as of December 31, 2010 and 2009 are as follows:
	Pension:		Postretirement:
	2010	2009	2010	2009
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	5.50%	5.50%	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
	Benefits	Benefits
2011	$21	$115
2012	20	109
2013	20	108
2014	187	110
2015	18	110
2016-2020	1,185	676

At this time, the Corporation cannot estimate the amount it will contribute to the defined benefit pension plan in 2011.

The expected return on pension plan (Citizens Trust Company Retirement Plan) assets is a significant assumption used in the calculation of net periodic benefit cost.  This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The pension plan weighted-average asset allocations at December 31, 2010 and 2009 are as follows:
	2010	2009
Cash and cash equivalents	7%	1%
Debt securities	33%	37%
Equity securities	45%	62%
Alternative funds	15%	0%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the Citizens Trust Company Retirement Plan (pension plan) assets.  Most of the Plan’s securities are mutual funds, including mutual funds principally invested in debt securities, mutual funds invested in a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks, and mutual funds invested in alternative asset classes such as real estate, commodities and inflation-protected securities.  The fair values of plan assets are determined based on Level 1 inputs (as described in Note 6).   In 2010, the targeted asset allocation for the pension plan was changed to include an allocation to alternative asset classes.  The targeted asset allocation at December 31, 2010 is 46% equity securities, 38% debt securities, 14% alternative assets and 2% cash.  The targeted asset allocation in 2009 was 60% equity securities, 38% debt securities and 2% cash.  The targeted asset allocation reflects an attempt to generate a long-term average rate of return necessary to meet the projected benefit obligation, and considers the need for ongoing liquidity necessary to fund benefit payments.    The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $511,000 in 2010, $573,000 in 2009 and $574,000 in 2008.

The Corporation has an Employee Stock Ownership Plan (ESOP).  Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants.  These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP.  The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years.  As of December 31, 2010 and 2009, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings.  All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted.  The ESOP held 319,253 shares of Corporation stock at December 31, 2010 and 293,872 shares at December 31, 2009, all of which had been allocated to Plan participants.  The Corporation’s contributions to the ESOP totaled $454,000 in 2010, $247,000 in 2009 and $457,000 in 2008.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $95,000 in 2010, $107,000 in 2009 and $97,000 in 2008.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan.  Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock.  Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years.  In 2000 through 2009, except for 2006 when there were no awards, there were annual awards of Incentive Stock Options and restricted stock.  The Incentive Stock Options granted in 2000 and thereafter have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years.  The restricted stock awards vest ratably over 3 years.  For restricted stock awards granted under the Stock Incentive Plan in 2009 and 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  The Corporation met the ROAE target for the 2010 and 2008 plan years, but did not meet the ROAE target for the 2009 plan year. In 2010, the only award under the Stock Incentive Plan was 9,125 shares of restricted stock to the Chief Executive Officer.  The 2010 award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.  There are 531,801 shares available for issuance under the Stock Incentive Plan as of December 31, 2010.

Also, the Corporation has an Independent Directors Stock Incentive Plan.  This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors.  A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan.  The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant.  The restricted stock awards vest ratably over 3 years.  There were no awards made under the Independent Directors Stock Incentive Plan in 2010.  There are 63,808 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2010.

The Corporation records stock option expense based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2010	2009	2008
Volatility	N/A	28%	23%
Expected option lives	N/A	9 Years	9 Years
Risk-free interest rate	N/A	3.15%	4.05%
Dividend yield	N/A	3.94%	3.74%

Management estimated the lives for options based on the Corporation’s average historical experience with both plans.  The Corporation utilized its historical volatility and dividend yield over the immediately prior 9-year period to estimate future levels of volatility and dividend yield for the 2009 and 2008 awards.  The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

Total stock-based compensation expense is as follows:
(In Thousands)
	2010	2009	2008
Stock options	$0	$273	$209
Restricted stock	67	13	85

Total	$67	$286	$294

A summary of stock option activity is presented below:
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	306,358	$20.53	261,562	$20.59	221,954	$21.76
Granted	0		79,162	$19.88	83,257	$17.50
Exercised	0		(2,035)	$15.26	(17,680)	$15.94
Forfeited	(76,331)	$20.74	(13,881)	$21.22	(9,910)	$23.11
Expired	(3,133)	$14.11	(18,450)	$18.66	(16,059)	$24.26
Outstanding, end of year	226,894	$20.54	306,358	$20.53	261,562	$20.59
Options exercisable at year-end	226,894	$20.54	306,358	$20.53	261,562	$20.59
Weighted-average fair value of options granted		N/A		$4.21		$3.15
Weighted-average fair value of options forfeited		$3.03		$2.89		$3.35

The weighted-average remaining contractual term of outstanding stock options at December 31, 2010 was 5.8 years.  The aggregate intrinsic value of stock options outstanding (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2010) was less than $1,000 at December 31, 2010 and $0 at December 31, 2009.  There were no options exercised in 2010, and the total intrinsic value of options exercised was $9,000 in 2009 and $146,000 in 2008.

The following summarizes non-vested stock options and restricted stock activity as of and for the year ended December 31, 2010:
	Stock Options		Restricted Stock
				Weighted
		Weighted		Average
	Weighted	Average		Grant Date
	Average	Fair	Number	Fair
	Number	Value	of Shares	Value
Outstanding, December 31, 2009	0		8,703	$19.58
Granted	0		9,125	$11.75
Vested	0		(2,611)	$21.19
Forfeited	0		(959)	$18.85
Outstanding, December 31, 2010	0		14,258	$14.32

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.   As of December 31, 2010, there was $123,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

Effective January 4, 2011, the Corporation granted options to purchase a total of 93,674 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans.  The exercise price for these options is $15.06 per share, which was the market price at the date of grant, as determined under the Plans.  The Corporation’s preliminary estimate of stock option compensation expense in 2011 is approximately $274,000.  Management expects to use the Black-Scholes-Merton option-pricing model to measure compensation cost for these options.  Also, effective January 4, 2011, the Corporation awarded a total of 15,622 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans.  Total estimated restricted stock expense for 2011 is $146,000.  The stock options and restricted stock awards made in January 2011 are not included in the tables above.

The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2010.  Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2011.

14.  INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset at December 31, 2010 and 2009:

(In thousands)	2010	2009
Deferred tax assets:
Unrealized holding losses on securities	$695	$247
Defined benefit plans - ASC 835	134	194
Net realized losses on securities	5,755	16,052
Allowance for loan losses	3,186	2,871
Credit for alternative minimum tax paid	3,287	3,495
Net operating loss carryforwards	2,794	0
General business credit carryforwards	815	685
Other deferred tax assets	1,347	1,097
	18,013	24,641
Valuation allowance	0	(373)

Total deferred tax assets	18,013	24,268
Deferred tax liabilities:
Bank premises and equipment	1,649	1,798
Core deposit intangibles	114	175
Other deferred tax liabilities	196	258
Total deferred tax liabilities	1,959	2,231
Deferred tax asset, net	$16,054	$22,037

The provision for income taxes includes the following:

(In thousands)	2010	2009	2008
Currently payable (refundable)	$(735)	$(4,508)	$4,336
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in goodwill or other assets	164	236	130
Deferred	6,371	(18,383)	(2,147)
Total provision for income taxes	$5,800	$(22,655)	$2,319

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

(Amounts in thousands)	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Expected provision	$8,699	35.00	$(21,697)	35.00	$4,332	35.00
Valuation allowance on deferred tax assets	(373)	(1.50)	373	(0.60)	0	0.00
Tax-exempt interest income	(2,208)	(8.88)	(2,118)	3.42	(1,643)	(13.27)
Nondeductible interest expense	169	0.68	198	(0.32)	182	1.47
Dividends received deduction	(64)	(0.26)	(146)	0.24	(206)	(1.66)
Increase in cash surrender value of life insurance	(163)	(0.66)	(175)	0.28	(265)	(2.14)
Employee stock option compensation	0	0.00	72	(0.12)	63	0.51
Other, net	(80)	(0.32)	153	(0.25)	(79)	(0.64)
Surtax exemption	(180)	(0.72)	685	(1.10)	(65)	(0.53)
Effective income tax provision	$5,800	23.34	$(22,655)	36.55	$2,319	18.73

Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that were not deductible for income tax reporting purposes through December 31, 2010.  Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  At December 31, 2009, a valuation allowance was established to reflect the excess of the tax benefit that would be generated from selling all of the capital assets, over the amount that could be realized from available carryback and offset against capital gains generated in 2007 and 2008.  In 2010, the Corporation has demonstrated the reasonable ability to realize sufficient current or short-term future tax benefits associated with capital assets.  As a result, the valuation allowance on deferred tax assets has been eliminated.

In the year ended December 31, 2010, the Corporation realized ordinary and capital losses for income tax reporting purposes, including the effects of selling some securities for which OTTI charges were recognized for financial statement purposes prior to 2010.  The Corporation has available at December 31, 2010 estimated total unused operating loss carryforwards of $2,794,000, including a capital loss carryforward of $157,000 expiring in 2015, and an estimated ordinary loss carryforward of $2,637,000 expiring in 2030.

The Corporation has available at December 31, 2010, unused general business tax credits, principally arising from investments in low income housing and elderly housing projects.  These tax credits may provide future tax benefits and expire as follows:
	Year of
(In thousands)	Expiration	Amount
	2024	$10
	2025	130
	2026	155
	2027	130
	2028	130
	2029	130
	2030	130
Total		$815

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns.  The Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2006.

15.  RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
12 directors, 6 executive officers 2010	$9,914	$1,939	$(1,700)	$1,192	$11,345
13 directors, 6 executive officers 2009	$12,864	$1,983	$(1,771)	$(3,162)	$9,914
14 directors, 6 executive officers 2008	$14,225	$249	$(1,808)	$198	$12,864

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

Deposits from related parties held by the Corporation amounted to $3,651,000 at December 31, 2010 and $4,503,000 at December 31, 2009.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2010 and 2009 are as follows:

(In Thousands)	2010	2009

Commitments to extend credit	$176,626	$157,560
Standby letters of credit	29,977	31,709

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Some of the standby letters of credit are collateralized by real estate or other assets, while others are unsecured.  The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable.  The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2010 and 2009.

Standby letters of credit as of December 31, 2010 expire as follows:
(In Thousands)
Year of Expiration	Amount
2011	$22,128
2012	885
2013	488
2014	235
2015	151
Thereafter	6,090
Total	$29,977

17.  CONTINGENCIES

In the normal course of business, the Corporation is subject to pending and threatened litigation in which claims for monetary damages are asserted.  In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of these legal proceedings.

18.  REGULATORY MATTERS

The Corporation (on a consolidated basis) and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and C&N Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and C&N Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Corporation, C&N Bank and First State Bank meet all capital adequacy requirements to which they are or were subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s, C&N Bank’s and First State Bank’s actual capital amounts and ratios are also presented in the following table:

					Minimum
(Dollars in Thousands)					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$128,527	17.17%	$59,874	³8%	n/a	n/a
C&N Bank	117,576	15.85%	59,342	³8%	$74,177	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	118,781	15.87%	29,937	³4%	n/a	n/a
C&N Bank	108,445	14.62%	29,671	³4%	44,506	³6%
Tier 1 capital to average assets:
Consolidated	118,781	9.20%	51,664	³4%	n/a	n/a
C&N Bank	108,445	8.50%	51,063	³4%	63,828	³5%

December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$133,311	17.89%	$59,628	³8%	n/a	n/a
C&N Bank	117,320	16.22%	57,869	³8%	$72,337	³10%
First State Bank	4,545	24.73%	1,470	³8%	1,838	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	124,463	16.70%	29,814	³4%	n/a	n/a
C&N Bank	109,112	15.08%	28,935	³4%	43,402	³6%
First State Bank	4,395	23.92%	735	³4%	1,103	³6%
Tier 1 capital to average assets:
Consolidated	124,463	9.86%	50,513	³4%	n/a	n/a
C&N Bank	109,112	9.02%	48,393	³4%	60,491	³5%
First State Bank	4,395	9.33%	1,885	³4%	2,356	³5%

Banking regulators limit the amount of dividends that may be paid by the Citizens & Northern Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $55,170,000 at December 31, 2010, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $11,757,000 at December 31, 2010.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2010	2009
ASSETS
Cash	$758	$1,826
Investment in subsidiaries:
Citizens & Northern Bank	127,570	133,498
Citizens & Northern Investment Corporation	7,597	6,947
Canisteo Valley Corporation	0	7,536
Bucktail Life Insurance Company	2,947	2,761
Other assets	134	79
TOTAL ASSETS	$139,006	$152,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Dividends payable	$0	$169
Other liabilities	62	68
Stockholders' equity	138,944	152,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$139,006	$152,647

CONDENSED INCOME STATEMENT
(In Thousands)	2010	2009	2008
Dividends from Citizens & Northern Bank	$31,170	$5,414	$8,984
Dividends from non-bank subsidiaries	3	21,439	401
Other income	10	0	0
Expenses	(188)	(159)	(163)
Income before equity in undistributed income of subsidiaries	30,995	26,694	9,222
Equity in undistributed (loss) income of subsidiaries	(11,940)	(66,029)	837
NET INCOME (LOSS)	$19,055	$(39,335)	$10,059

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,055	$(39,335)	$10,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net loss (income) of Subsidiaries	11,940	66,029	(837)
(Increase) decrease in other assets	(55)	(56)	15
(Decrease) increase in other liabilities	(6)	(20)	77
Net Cash Provided by Operating Activities	30,934	26,618	9,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from merger with Canisteo Valley Corporation	47	0	0
Investments in subsidiaries	0	(67,615)	0
Net Cash Provided by (Used in) Investing Activities	47	(67,615)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of US Treasury preferred stock and warrant	0	26,409	0
Issuance of common stock	0	24,585	0
Proceeds from sale of treasury stock	0	30	220
Tax benefit from compensation plans, net	40	145	18
Purchase of treasury stock	0	0	(2,135)
Payment to repurchase preferred stock and warrant	(26,840)	0	0
Dividends paid	(5,249)	(8,415)	(7,678)
Net Cash (Used in) Provided by Financing Activities	(32,049)	42,754	(9,575)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,068)	1,757	(261)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,826	69	330

CASH AND CASH EQUIVALENTS, END OF YEAR	$758	$1,826	$69

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2010 and 2009:

In Thousands, Except Per Share Data	2010 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$15,733	$15,386	$15,495	$15,500
Interest expense	5,260	5,036	4,639	4,310
Net interest income	10,473	10,350	10,856	11,190
Provision for loan losses	207	76	189	719
Net interest income after provision for loan losses	10,266	10,274	10,667	10,471
Other income	3,548	3,314	3,575	3,480
Net gains on available-for-sale securities	58	319	388	64
Other expenses	7,997	7,757	8,095	7,720
Income before income tax provision	5,875	6,150	6,535	6,295
Income tax provision	1,437	1,281	1,671	1,411
Net income	4,438	4,869	4,864	4,884
US Treasury preferred dividends	373	372	729	0
Net income available to common shareholders	$4,065	$4,497	$4,135	$4,884
Net income per share – basic	$0.34	$0.37	$0.34	$0.40
Net income per share – diluted	$0.34	$0.37	$0.34	$0.40

In Thousands, Except Per Share Data	2009 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$17,571	$17,341	$16,808	$16,256
Interest expense	6,606	6,164	6,016	5,670
Net interest income	10,965	11,177	10,792	10,586
(Credit) provision for loan losses	(173)	93	634	126
Net interest income after provision for loan losses	11,138	11,084	10,158	10,460
Other income	2,844	3,140	3,374	3,663
Net (losses) on available-for-sale securities	(16,679)	(18,995)	(47,848)	(318)
Other expenses	8,716	9,244	8,369	7,682
(Loss) income before income tax provision	(11,413)	(14,015)	(42,685)	6,123
Income tax (credit) provision	(4,388)	(5,284)	(14,491)	1,508
Net (loss) income	(7,025)	(8,731)	(28,194)	4,615
US Treasury preferred dividends	309	373	373	373
Net (loss) income available to common shareholders	$(7,334)	$(9,104)	$(28,567)	$4,242
Net (loss) income per share – basic	$(0.82)	$(1.01)	$(3.17)	$0.42
Net (loss) income per share – diluted	$(0.82)	$(1.01)	$(3.17)	$0.42

21. PREFERRED STOCK AND WARRANT UNDER THE TARP CAPITAL PURCHASE PROGRAM

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

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity.  Proceeds from the transaction, net of direct issuance costs of $31,000, were allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance.  The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes-Merton option model.  The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000.  As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000.  In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount was therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%.  Total dividends on Preferred Stock have been deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Operations.  Dividends on Preferred Stock include quarterly dividends paid, plus dividends accrued based on the stated value and the accretion of the discount on Preferred Stock.  The accretion of the discount on Preferred Stock was $691,000 in 2010 (including accelerated discount of $607,000 related to the redemption) and $161,000 in 2009.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Citizens & Northern Corporation and subsidiaries’ management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion.

/s/ParenteBeard LLC

Williamsport, Pennsylvania
February 28, 2011

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

The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and based on such criteria, we believe that, as of December 31, 2010, the Corporation’s internal control over financial reporting was effective.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2010.  That report appears below.

February 28, 2011	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

February 28, 2011	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Citizens & Northern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries, and our report dated February 28, 2011 expressed an unqualified

/s/  ParenteBeard LLC

Williamsport, Pennsylvania
February 28, 2011

ITEM 9B.  OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2010 that was not disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Corporation’s and C&N Bank’s Executive Officers,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors Committees, Leadership and Attendance,”“Director Compensation,”  and “Stockholder Proposals” of the Corporation’s proxy statement dated March 9, 2011 for the annual meeting of stockholders to be held on April 19, 2011.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors.  (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-end,” “Options Exercised and Stock Vested,” “Pension Plans,” “401(k) Savings Plan,” “Employer Stock Ownership Plan (“ESOP”),”  and “Change in Control Agreements” of the Corporation’s proxy statement dated March 9, 2011 for the annual meeting of stockholders to be held on April 19, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Security Ownership of Management” of the Corporation’s proxy statement dated March 9, 2011 for the annual meeting of stockholders to be held on April 19, 2011.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 16 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K.  Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions," “Proposal 1 – Election of Directors” and “Board of Directors Committees, Leadership Structure and Attendance” of the Corporation's proxy statement dated March 9, 2011 for the annual meeting of stockholders to be held on April 19, 2011.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditors, ParenteBeard LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Audit Committee” of the Corporation’s proxy statement dated March 9, 2011 for the annual meeting of stockholders to be held on April 19, 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:
Page

Report of Independent Registered Public Accounting Firm	85

Financial Statements:
Consolidated Balance Sheets - December 31, 2010 and 2009	40
Consolidated Statements of Operations - Years Ended
December 31, 2010, 2009, and 2008	41
Consolidated Statements of Changes in Stockholders' Equity -
Years Ended December 31, 2010, 2009, and 2008	42 -43
Consolidated Statements of Cash Flows - Years Ended
December 31, 2010, 2009, and 2008	44 - 45
Notes to Consolidated Financial Statements	46 - 84

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.
2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the
Corporation's Form 8-K filed September 21, 2009

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Repurchase Agreement, dated August 4, 2010, between	Incorporated by reference to Exhibit 10.1 of
the United States Department of Treasury and Citizens &	the Corporation’s Form 8-K filed August 4, 2010
Northern Corporation for the redemption of the Corporation’s
Series A Preferred Stock

10.2 Form of Stock Option and Restricted Stock agreement	Filed herewith
dated January 4, 2011 between the Corporation and its
independent directors pursuant to the Citizens & Northern
Corporation Independent Directors Stock Incentive Plan

10.3 Form of Stock Option agreement dated January 4, 2011	Filed herewith
between the Corporation and certain officers pursuant
to the Citizens & Northern Corporation Stock Incentive Plan

10.4 Form of Restricted Stock agreement dated January 4, 2011	Filed herewith
between the Corporation and certain officers pursuant to
the Citizens & Northern Corporation Stock Incentive Plan

10.5 Restricted Stock Agreement dated March 5, 2010 between	Incorporated by reference to Exhibit 10.1 of the
the Corporation and Charles H. Updegraff, Jr.	Corporation’s Form 10-Q filed August 6, 2010

10.6 Executive Agreement dated March 25, 2010 between the Corporation, Citizens and Northern Bank and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed on March 26, 2010

10.7 Form of Indemnification Agreements dated May 2004	Incorporated by reference to Exhibit 10.1
between the Corporation and the Directors and certain officers	filed with the Corporation's Form 10-K
on March 11, 2005

10.8 Form of Indemnification Agreement dated January 19,	Filed herewith
2011 between the Corporation and John M. Reber

10.9 Change in Control Agreement dated March 1, 2010	Incorporated by reference to Exhibit 10.1
between the Corporation and Charles H. Updegraff, Jr.	of the Corporation’s Form 8-K filed on March 1,
2010

10.10 Change in Control Agreement dated April 15, 2008	Incorporated by reference to Exhibit 10.9
between the Corporation and George M. Raup	filed with the Corporation's Form 10-K
on March 6, 2009

10.11 Change in Control Agreement dated July 21, 2005	Incorporated by reference to Exhibit 10.1
between the Corporation and Harold F. Hoose, III	filed with the Corporation's Form 10-K
on March 3, 2006

10.12 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Thomas L. Rudy, Jr.	filed with the Corporation's Form 10-K
on March 11, 2005

10.13 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Mark A. Hughes	filed with the Corporation's Form 10-K
on March 10, 2004

10.14 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.4
between the Corporation and Deborah E. Scott	filed with the Corporation's Form 10-K
on March 10, 2004

10.15 Third Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.16 Second Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.5
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.17 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.6
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.18 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7
filed with the Corporation's Form 10-K
on March 10, 2004

10.19 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit B to
Independent Directors Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.20 Citizens & Northern Corporation Independent Directors	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 19, 2001 for the annual
meeting of stockholders held on
April 17, 2001.

10.21 Citizens & Northern Corporation Supplemental Executive	Incorporated by reference to Exhibit 10.21
Retirement Plan (as amended and restated)	filed with the Corporation's Form 10-K
on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 4
to the Consolidated Financial Statements,
which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or	Not applicable
quarterly report to security holders

14. Code of ethics	The Code of Ethics is available through the
Corporation's website at www.cnbankpa.com.
To access the Code of Ethics, click on
"Shareholder News," followed by "Corporate
Governance Policies" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to	Not applicable
vote of security holders

23. Consents of experts and counsel	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for
asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing
criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to	Filed herewith
shareholders with proxy statement and Form 10-K on
March 10, 2011

100. XBRL-related documents	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By:	/s/ Charles H. Updegraff, Jr.
President and Chief Executive Officer

Date: February 28, 2011

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS
/s/	Dennis F. Beardslee	/s/	Raymond R. Mattie
	Dennis F. Beardslee		Raymond R. Mattie
	Date: February 28, 2011		Date: February 28, 2011

/s/	Jan E. Fisher	/s/	Edward H. Owlett, III
	Jan E. Fisher		Edward H. Owlett, III
	Date: February 28, 2011		Date: February 28, 2011

/s/	R. Bruce Haner	/s/	Leonard Simpson
	R. Bruce Haner		Leonard Simpson
	Date: February 28, 2011		Date: February 28, 2011

/s/	Susan E. Hartley	/s/	James E. Towner
	Susan E. Hartley		James E. Towner
	Date: February 28, 2011		Date: February 28, 2011

/s/	Leo F. Lambert	/s/	Ann M. Tyler
	Leo F. Lambert		Ann M. Tyler
	Date: February 28, 2011		Date: February 28, 2011

/s/	Edward L. Learn	/s/	Charles H. Updegraff, Jr.
	Edward L. Learn		Charles H. Updegraff, Jr.
	Date: February 28, 2011		Date: February 28, 2011