Form 10-Q
period 2011-03-31
CITIZENS & NORTHERN CORP
filed 2011-05-06
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934
For the quarterly period ended March 31, 2011
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)	12,182,292 Shares Outstanding on May 5, 2011

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet – March 31, 2011 and December 31, 2010	Page 3

Consolidated Statement of Operations - Three Months Ended March 31, 2011 and 2010	Page 4

Consolidated Statement of Cash Flows - Three Months Ended March 31, 2011 and 2010	Page 5

Consolidated Statement of Changes in Stockholders’ Equity- Three Months Ended March 31, 2011 and 2010	Page 6

Notes to Consolidated Financial Statements	Pages 7 - 29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 30 - 45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 46 - 49

Item 4. Controls and Procedures	Page 49

Part II. Other Information	Pages 50 - 51

Signatures	Page 52

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 53

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 54

Exhibit 32. Section 1350 Certifications	Page 55

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET (Unaudited)	March 31,	December 31,
(In Thousands Except Share Data)	2011	2010

ASSETS
Cash and due from banks:
Noninterest-bearing	$14,797	$16,840
Interest-bearing	44,481	29,461
Total cash and cash equivalents	59,278	46,301
Available-for-sale securities	452,974	443,956
Loans held for sale	135	5,247

Loans receivable	718,959	730,411
Allowance for loan losses	(8,846)	(9,107)
Loans, net	710,113	721,304

Bank-owned life insurance	21,944	21,822
Accrued interest receivable	5,357	4,960
Bank premises and equipment, net	22,186	22,636
Foreclosed assets held for sale	707	537
Deferred tax asset, net	12,807	16,054
Intangible asset - Core deposit intangibles	297	326
Intangible asset - Goodwill	11,942	11,942
Other assets	18,469	21,503
TOTAL ASSETS	$1,316,209	$1,316,588

LIABILITIES
Deposits:
Noninterest-bearing	$180,824	$158,767
Interest-bearing	829,177	845,581
Total deposits	1,010,001	1,004,348
Short-term borrowings	16,068	18,413
Long-term borrowings	138,340	148,495
Accrued interest and other liabilities	5,747	6,388
TOTAL LIABILITIES	1,170,156	1,177,644

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2011 and 2010; issued 12,420,365 at March 31, 2011 and 12,408,212 at December 31, 2010	12,420	12,408
Paid-in capital	66,739	66,648
Retained earnings	69,894	65,920
Treasury stock, at cost; 238,953 shares at March 31, 2011 and 254,614 shares at December 31, 2010	(4,158)	(4,431)
Sub-total	144,895	140,545
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1,478	(1,351)
Defined benefit plans	(320)	(250)
Total accumulated other comprehensive income (loss)	1,158	(1,601)
TOTAL STOCKHOLDERS' EQUITY	146,053	138,944
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,316,209	$1,316,588

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands, Except Per Share Data) (Unaudited)	Three Months Ended
	March 31, 2011	March 31, 2010
INTEREST INCOME
Interest and fees on loans	$10,868	$10,950
Interest on balances with depository institutions	16	38
Interest on loans to political subdivisions	375	398
Interest on trading securities	0	1
Income from available-for-sale and held-to-maturity securities:
Taxable	2,693	3,085
Tax-exempt	1,284	1,181
Dividends	62	80
Total interest and dividend income	15,298	15,733
INTEREST EXPENSE
Interest on deposits	2,568	3,157
Interest on short-term borrowings	6	100
Interest on long-term borrowings	1,442	2,003
Total interest expense	4,016	5,260
Net interest income	11,282	10,473
(Credit) provision for loan losses	(192)	207
Net interest income after (credit) provision for loan losses	11,474	10,266
OTHER INCOME
Service charges on deposit accounts	1,131	1,093
Service charges and fees	218	193
Trust and financial management revenue	877	899
Interchange revenue from debit card transactions	452	375
Net gains from sale of loans	259	66
Increase in cash surrender value of life insurance	122	112
Insurance commissions, fees and premiums	68	60
Impairment loss on limited partnership investment	(948)	0
Other operating income	376	750
Sub-total	2,555	3,548
Total other-than-temporary impairment losses on available-for-sale securities	0	(381)
Portion of (gain) recognized in other comprehensive income (before taxes)	0	(50)
Net impairment losses recognized in earnings	0	(431)
Realized gains on available-for-sale securities, net	1,839	489
Net realized gains on available-for-sale securities	1,839	58
Total other income	4,394	3,606
OTHER EXPENSES
Salaries and wages	3,401	3,078
Pensions and other employee benefits	1,306	939
Occupancy expense, net	732	699
Furniture and equipment expense	484	568
FDIC Assessments	325	404
Pennsylvania shares tax	319	305
Other operating expense	1,696	2,004
Total other expenses	8,263	7,997
Income before income tax provision	7,605	5,875
Income tax provision	2,064	1,437
Net income	5,541	4,438
U.S. Treasury preferred dividends	0	373
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,541	$4,065
NET INCOME PER SHARE - BASIC	$0.46	$0.34
NET INCOME PER SHARE - DILUTED	$0.45	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS	Three Months Ended March 31,
(In Thousands) (Unaudited)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,541	$4,438
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(192)	207
Realized gains on available-for-sale securities, net	(1,839)	(58)
Loss on sale of foreclosed assets, net	19	38
Depreciation expense	536	612
Gain on disposition of premises and equipment	0	(430)
Accretion and amortization on securities, net	446	609
Accretion and amortization on loans, deposits and borrowings, net	(8)	(76)
Amortization of mortgage servicing rights	13	0
Impairment loss on limited partnership investment	948	0
Increase in cash surrender value of life insurance	(122)	(112)
Stock-based compensation	192	13
Amortization of core deposit intangibles	29	44
Deferred income taxes	1,826	128
Gains on sales of mortgage loans, net	(259)	(66)
Origination of mortgage loans for sale	(4,529)	(5,606)
Proceeds from sales of mortgage loans	9,798	5,718
Net decrease in trading securities	0	1,045
Decrease (increase) in accrued interest receivable and other assets	1,396	(164)
(Decrease) in accrued interest payable and other liabilities	(844)	(32)
Net Cash Provided by Operating Activities	12,951	6,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	0	300
Proceeds from sales of available-for-sale securities	15,950	9,140
Proceeds from calls and maturities of available-for-sale securities	26,781	44,617
Purchase of available-for-sale securities	(46,069)	(97,858)
Redemption of Federal Home Loan Bank of Pittsburgh stock	408	0
Net decrease in loans	11,207	1,054
Purchase of premises and equipment	(86)	(228)
Proceeds from disposition of premises and equipment	0	100
Return of principal on limited partnership investment	70	13
Proceeds from sale of foreclosed assets	0	221
Net Cash Provided by (Used in) Investing Activities	8,261	(42,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	5,648	25,677
Net decrease in short-term borrowings	(2,345)	(2,786)
Proceeds from long-term borrowings	0	0
Repayments of long-term borrowings	(10,155)	(149)
Sale of treasury stock	3	0
Tax benefit from compensation plans	15	0
US Treasury preferred dividends paid	0	(331)
Common dividends paid	(1,401)	(969)
Net Cash (Used in) Provided by Financing Activities	(8,235)	21,442
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,977	(14,891)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,301	92,065
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,278	$77,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$189	$55
Interest paid	$4,049	$5,340
Income taxes paid	$4	$28

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2011 and 2010
(In Thousands Except Per Share Data)					Accum. Other
(Unaudited)	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Three Months Ended March 31, 2011:
Balance, December 31, 2010	$0	$12,408	$66,648	$65,920	$(1,601)	$(4,431)	$138,944
Comprehensive income:
Net income				5,541			5,541
Unrealized gain on securities, net of reclassification and tax					2,829		2,829
Other comprehensive loss related to defined benefit plans					(70)		(70)
Total comprehensive income							8,300
Cash dividends declared on common stock, $.13 per share				(1,582)			(1,582)
Shares issued for dividend reinvestment plan		12	169				181
Shares issued from treasury related to exercise of stock options			(1)			4	3
Restricted stock granted			(272)			272	0
Forfeiture of restricted stock			3			(3)	0
Stock-based compensation expense			192				192
Tax benefit from employee benefit plan				15			15
Balance, March 31, 2011	$0	$12,420	$66,739	$69,894	$1,158	$(4,158)	$146,053
Three Months Ended March 31, 2010:
Balance, December 31, 2009	$25,749	$12,374	$66,726	$53,027	$(891)	$(4,575)	$152,410
Comprehensive income:
Net income				4,438			4,438
Unrealized loss on securities, net of reclassification and tax					(196)		(196)
Other comprehensive income related to defined benefit plans					119		119
Total comprehensive income							4,361
Accretion of discount associated with U.S. Treasury preferred stock	42			(42)			0
Cash dividends on U.S. Treasury preferred stock				(331)			(331)
Cash dividends declared on common stock, $.08 per share				(969)			(969)
Restricted stock granted			(159)			159	0
Forfeiture of restricted stock			13			(13)	0
Stock-based compensation expense			13				13
Balance, March 31, 2010	$25,791	$12,374	$66,593	$56,123	$(968)	$(4,429)	$155,484

The accompanying notes are an integral part of these consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2010, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements.  Certain 2010 information has been reclassified for consistency with the 2011 presentation.

Operating results reported for the three-months ended March 31, 2011 might not be indicative of the results for the year ending December 31, 2011. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2. PER COMMON SHARE DATA

Net income per share is based on the weighted-average number of shares of common stock outstanding.  The following data show the amounts used in computing basic and diluted net income per share.  As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.  Weighted average common shares available from stock options and a warrant totaling 226,426 shares in the three-month period ended March 31, 2011 and 480,408 shares in the three-month period March 31, 2010 were not included in the calculation because their effects were anti-dilutive.

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended March 31, 2011

Earnings per common share – basic	$5,541,000	12,174,935	$0.46

Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		255,727
Hypothetical share repurchase at $ 15.58		(252,563)
Earnings per common share – diluted	$5,541,000	12,178,099	$0.45

Quarter Ended March 31, 2010
Earnings per common share – basic and diluted	$4,065,000	12,113,584	$0.34

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive income , and the related tax effects, are as follows:

(In Thousands)	3 Months Ended
	March 31,
	2011	2010
Net income	$5,541	$4,438

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	6,125	(247)
Reclassification adjustment for gains realized in income	(1,839)	(58)
Other comprehensive gain (loss) before income tax	4,286	(305)
Income tax related to other comprehensive gain (loss)	1,457	(109)
Other comprehensive gain (loss) on available-for-sale securities	2,829	(196)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	(119)	166
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	13	14
Other comprehensive (loss) gain before income tax	(106)	180
Income tax related to other comprehensive (loss) gain	(36)	61
Other comprehensive (loss) gain on unfunded retirement obligations	(70)	119

Net other comprehensive gain (loss)	2,759	(77)

Total comprehensive income	$8,300	$4,361

In the three months ended March 31, 2010, the Corporation recognized other comprehensive income of $50,000 before income tax ($33,000 after income tax) related to available-for-sale debt securities for which a portion of an other-than-temporary impairment (OTTI) loss has been recognized in earnings.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2011 and December 31, 2010, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		March 31, 2011
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$37,129	$0	$37,129
Obligations of states and political subdivisions:
Tax-exempt	0	121,789	0	121,789
Taxable	0	11,507	0	11,507
Mortgage-backed securities	0	103,627	0	103,627
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	153,558	0	153,558
Corporate bonds	0	1,019	0	1,019
Trust preferred securities issued by individual institutions	0	8,040	0	8,040
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	9,038	9,038
Other collateralized debt obligations	0	681	0	681
Total debt securities	0	437,350	9,038	446,388
Marketable equity securities	6,586	0	0	6,586
Total available-for-sale securities	$6,586	$437,350	$9,038	$452,974

		December 31, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$44,247	$0	$44,247
Obligations of states and political subdivisions:
Tax-exempt	4,574	115,301	0	119,875
Taxable	1,125	6,542	0	7,667
Mortgage-backed securities	0	118,386	0	118,386
Collateralized mortgage obligations, Issued by U.S. Government agencies	9,117	121,709	0	130,826
Corporate bonds	0	1,027	0	1,027
Trust preferred securities issued by individual institutions	0	7,838	0	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	7,400
Other collateralized debt obligations	0	681	0	681
Total debt securities	14,816	415,731	7,400	437,947
Marketable equity securities	6,009	0	0	6,009
Total available-for-sale securities	$20,825	$415,731	$7,400	$443,956

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Debt securities with a fair value of $14,816,000 at December 31, 2010 were transferred from Level 1 to Level 2 in the first quarter 2011 in the table above.  These securities were purchased in the month of December 2010, and their fair values at December 31, 2010 were determined based on the Corporation’s purchase prices.  The fair values of these securities were determined at March 31, 2011 based on price estimates provided by an independent valuation service based on Level 2 inputs.

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

Management has calculated the fair value of the Corporation’s senior tranche pooled trust-preferred security by applying a discount rate to the estimated cash flows.  At March 31, 2011, the estimate of cash flows from the senior tranche security changed significantly from the estimate as of December 31, 2010 based on the level and timing of assumed prepayments that changed for some of the underlying issuers. The change in prepayments resulted in an increase in fair value at March 31, 2011 as compared to December 31, 2010 as reflected in the unrealized gain on Level 3 assets of $1,658,000 in the first quarter 2011 in the table below.  Management used the cash flow estimates determined using the process described in Note 5 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI).  Management used a discount rate considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the security.  In establishing the discount rate, management considered: (1) the implied discount rate as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rate for the change in the spread between indicative market rates over corresponding risk-free rates; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimate of cash flows and the discount rate used to calculate the fair value of the pooled trust-preferred security were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of a fair value that would be substantially different than the amount calculated by management.

Following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable information:
	Three Months Ended
	Mar. 31,	Mar. 31,
	2011	2010
	(Current)	(Prior Year)
Balance, beginning of period	$7,400	$9,114
Accretion and amortization, net	(20)	(178)
Proceeds from sales	(25)	0
Realized gains, net	25	0
Unrealized losses included in earnings	0	(421)
Unrealized gains included in other comprehensive income	1,658	37
Balance, end of period	$9,038	$8,552

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 5, and are included in net impairment losses recognized in earnings in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans, foreclosed real estate assets held for sale and servicing rights.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at March 31, 2011 and December 31, 2010 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $2,841,000 at March 31, 2011 and $3,169,000 at December 31, 2010.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $707,000 at March 31, 2011 and $537,000 at December 31, 2010.  The carrying value of servicing rights was also based on unobservable inputs (Level 3) and was $293,000 at March 31, 2011 and $204,000 at December 31, 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2011 and December 31, 2010. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$59,278	$59,278	$46,301	$46,301
Available-for-sale securities	452,974	452,974	443,956	443,956
Restricted equity securities, included in other assets	7,878	7,878	8,286	8,286
Loans held for sale	135	135	5,247	5,249
Loans, net	710,113	714,310	721,304	728,744
Accrued interest receivable	5,357	5,357	4,960	4,960
Servicing rights	293	293	204	204

Financial liabilities:
Deposits	1,010,001	1,015,713	1,004,348	1,012,247
Short-term borrowings	16,068	15,803	18,413	18,240
Long-term borrowings	138,340	158,719	148,495	171,877
Accrued interest payable	392	392	430	430

5. SECURITIES

Amortized cost and fair value of available-for-sale securities at March 31, 2011 and December 31, 2010 are summarized as follows:
		March 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$36,963	$196	$(30)	$37,129
Obligations of states and political subdivisions:
Tax-exempt	127,107	899	(6,217)	121,789
Taxable	11,676	3	(172)	11,507
Mortgage-backed securities	99,220	4,585	(178)	103,627
Collateralized mortgage obligations, Issued by U.S. Government agencies	152,718	1,368	(528)	153,558
Corporate bonds	1,000	19	0	1,019
Trust preferred securities issued by individual institutions	6,640	1,565	(165)	8,040
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	9,937	0	(899)	9,038
Other collateralized debt obligations	681	0	0	681
Total debt securities	445,942	8,635	(8,189)	446,388
Marketable equity securities	4,789	1,859	(62)	6,586
Total	$450,731	$10,494	$(8,251)	$452,974

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$44,005	$270	$(28)	$44,247
Obligations of states and political subdivisions:
Tax-exempt	127,210	546	(7,882)	119,874
Taxable	7,808	1	(141)	7,668
Mortgage-backed securities	113,176	5,381	(171)	118,386
Collateralized mortgage obligations, Issued by U.S. Government agencies	131,040	869	(1,083)	130,826
Corporate bonds	1,000	27	0	1,027
Trust preferred securities issued by individual institutions	6,535	1,694	(391)	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	9,957	0	(2,557)	7,400
Other collateralized debt obligations	681	0	0	681
Total debt securities	441,412	8,788	(12,253)	437,947
Marketable equity securities	4,589	1,496	(76)	6,009
Total	$446,001	$10,284	$(12,329)	$443,956

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

March 31, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$17,860	$(30)	$0	$0	$17,860	$(30)
Obligations of states and political subdivisions:
Tax-exempt	48,318	(1,933)	29,703	(4,284)	78,021	(6,217)
Taxable	10,492	(172)	0	0	10,492	(172)
Mortgage-backed securities	13,186	(178)	0	0	13,186	(178)
Collateralized mortgage obligations, Issued by U.S. Government agencies	40,551	(528)	0	0	40,551	(528)
Trust preferred securities issued by individual institutions	0	0	6,044	(165)	6,044	(165)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	9,038	(899)	9,038	(899)
Total debt securities	130,407	(2,841)	44,785	(5,348)	175,192	(8,189)
Marketable equity securities	328	(62)	0	0	328	(62)
Total temporarily impaired available-for-sale securities	$130,735	$(2,903)	$44,785	$(5,348)	$175,520	$(8,251)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,230	$(28)	$0	$0	$10,230	$(28)
Obligations of states and political subdivisions:
Tax-exempt	53,119	(2,533)	28,622	(5,349)	81,741	(7,882)
Taxable	6,542	(141)	0	0	6,542	(141)
Mortgage-backed securities	13,141	(171)	0	0	13,141	(171)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	56,257	(1,083)	0	0	56,257	(1,083)
Trust preferred securities issued by individual institutions	0	0	5,825	(391)	5,825	(391)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	(2,557)	7,400	(2,557)
Total debt securities	139,289	(3,956)	41,847	(8,297)	181,136	(12,253)
Marketable equity securities	710	(76)	0	0	710	(76)
Total temporarily impaired available-for-sale securities	$139,999	$(4,032)	$41,847	$(8,297)	$181,846	$(12,329)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:
	Three Months Ended
(In Thousands)	Mar. 31,	Mar. 31,
	2011	2010
Gross realized gains	$1,840	$491
Gross realized losses	(1)	(433)
Net realized gains	$1,839	$58
Income tax provision related to net realized gains	$625	$20

The maturities of available-for-sale debt securities at March 31, 2011 are summarized as follows:

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$6,074	$6,120
Due after one year through five years	53,050	54,711
Due after five years through ten years	64,631	64,614
Due after ten years	322,187	320,943
Total	$445,942	$446,388

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

The Corporation recognized net impairment losses in earnings, as follows:
	Three Months Ended
(In Thousands)	Mar. 31,	Mar. 31,
	2011	2010
Trust preferred securities issued by individual institutions	$0	$(320)
Pooled trust preferred securities - mezzanine tranches	0	(101)
Marketable equity securities (bank stocks)	0	(10)
Net impairment losses recognized in earnings	$0	$(431)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2011 is provided below.

Debt Securities

At March 31, 2011, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources.  The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security.  Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at March 31, 2011 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At March 31, 2011, the total amortized cost basis of municipal bonds with no external credit ratings was $25,073,000, with an aggregate unrealized loss of $2,524,000.  At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios.  However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

The following table provides information related to trust preferred securities issued by individual institutions as of       March 31, 2011:

(In Thousands)						Moody's/
					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,209	$5,187	$(22)	$0	Baa3/BB-/BB-
Carolina First Mortgage Loan Trust	The Toronto-Dominion Bank	$431	$1,996	1,565	(1,769)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	$1,000	$857	(143)	0	NR
Total		$6,640	$8,040	$1,400	$(1,769)

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to the Carolina First Mortgage Loan Trust security. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., the parent company of Carolina First. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The Corporation recorded $112,000 in accretion income during the first quarter 2011. Management expects to record accretion income to offset the previous OTTI charges over the security’s remaining life, through May 2012.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

During the first quarter 2011, management evaluated the Corporation’s holdings of mezzanine tranche pooled trust preferred securities, which had all been completely written off as OTTI. This evaluation included updated estimates of future cash flows as adjusted for changes in expected prepayments resulting from recent regulatory changes affecting the issuers of trust preferred securities. After this evaluation, management solicited bids to sell the mezzanine tranche of MMCAPS Funding I, Ltd. The security was sold for aggregate pretax proceeds of $1,485,000, which was recorded as a gain on the sale of securities in the first quarter. The remaining securities continue to be carried at an amortized cost of zero.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of March 31, 2011:

	Amortized	Fair	Unrealized	Cumulative
Description	Cost	Value	Gain	OTTI
U.S. Capital Funding II, Ltd. (B-1)	$0	$0	$0	$(1,992)
U.S. Capital Funding II, Ltd. (B-2)	0	0	0	(2,973)
ALESCO Preferred Funding IX, Ltd.	0	0	0	(2,988)
Total	$0	$0	$0	$(7,953)

As of March 31, 2011, the Corporation’s investment in a senior tranche security (the senior tranche of MMCAPS Funding I, Ltd.) had an investment grade rating.  The senior tranche security, with an amortized cost of $9,937,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of March 31, 2011. The table that follows provides additional information related to the senior tranche of MMCAPS Funding I, Ltd.:

Number of Banks Currently Performing	20
Moody's/Fitch Credit Ratings	A3/BBB (1)
Actual Deferrals and Defaults as % of Outstanding Collateral	27.7%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	20.9%
Excess Subordination as % of Performing Collateral	24.5%

(1) Ratings information is as of March 31, 2011. Fitch has the senior tranche of MMCAPS Funding I, Ltd. on negative outlook.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three months ended March 31, 2011. Total other-than-temporary impairment from pooled trust-preferred securities in the three months ended March 31, 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $101,000, with a gain of $50,000 included in other comprehensive income.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

(In Thousands)	Three Months Ended
	Mar. 31,	Mar. 31,
	2011	2010
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period	$0	$(10,695)

Reduction for securities losses realized during the period	0	4,965

Additional credit loss for which OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	0	(101)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$0	$(5,831)

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes  OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at March 31, 2011 and December 31, 2010 consisted exclusively of stocks of banking companies.  The Corporation recorded no OTTI on bank stocks in the first quarter 2011 and recorded OTTI on bank stocks totaling $10,000 in the first quarter 2010.  Management’s decision to record OTTI losses on bank stocks in 2010 was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement subsequent to March 31, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds.  At March 31, 2011, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings at March 31, 2011 were other than temporarily impaired.

Realized gains from sales of bank stocks totaled $2,000 in the first quarter 2011 and $349,000 in the first quarter 2010.  Realized gains from sales of bank stocks in the first quarter 2011 included no transactions involving stocks for which OTTI had been previously recognized. Realized gains from sales of bank stocks in the first quarter 2010 included net gains of $284,000 from stocks for which OTTI had been previously recognized.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $7,748,000 at March 31, 2011 and $8,156,000 at December 31, 2010.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2011 and December 31, 2010.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. LOANS

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

Loans outstanding at March 31, 2011 and December 31, 2010 are summarized as follows:

Summary of Loans by Type
(In Thousands)	March 31,	% of	Dec. 31,	% of
	2011	Total	2010	Total
Consumer mortgage:
Residential mortgage loans - first liens	$335,362	46.65%	$333,012	45.59%
Residential mortgage loans - junior liens	30,403	4.23%	31,590	4.32%
Home equity lines of credit	26,887	3.74%	26,853	3.68%
1-4 Family residential construction	7,666	1.07%	14,379	1.97%
Total consumer mortgage	400,318	55.68%	405,834	55.56%
Commercial:
Commercial loans secured by real estate	164,201	22.84%	167,094	22.88%
Commercial and industrial	57,494	8.00%	59,005	8.08%
Political subdivisions	36,226	5.04%	36,480	4.99%
Commercial construction	23,340	3.25%	24,004	3.29%
Loans secured by farmland	11,715	1.63%	11,353	1.55%
Multi-family (5 or more) residential	7,600	1.06%	7,781	1.07%
Agricultural loans	3,199	0.44%	3,472	0.48%
Other commercial loans	862	0.12%	392	0.05%
Total commercial	304,637	42.37%	309,581	42.38%
Consumer	14,004	1.95%	14,996	2.05%
Total	718,959	100.00%	730,411	100.00%
Less: allowance for loan losses	(8,846)		(9,107)
Loans, net	$710,113		$721,304

The Corporation grants loans to individuals as well as commercial and tax-exempt entities.  Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank.  Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region.  There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2011 or December 31, 2010.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments.  As of March 31, 2011 and December 31, 2010, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

	December 31,				March 31,
(In Thousands)	2010 Balance	Charge-offs	Recoveries	(Credit) Provision	2011 Balance
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$2,745	$(1)		$406	$3,150
Residential mortgage loans - junior liens	334	(51)		22	305
Home equity lines of credit	218			(6)	212
1-4 Family residential construction	208			(146)	62
Total consumer mortgage	3,505	(52)	0	276	3,729
Commercial:
Commercial loans secured by real estate	3,314			(196)	3,118
Commercial and industrial	862		1	(21)	842
Political subdivisions	0			0	0
Commercial construction	590			(319)	271
Loans secured by farmland	139			3	142
Multi-family (5 or more) residential	63			14	77
Agricultural loans	32			(3)	29
Other commercial loans	0			8	8
Total commercial	5,000	0	1	(514)	4,487
Consumer	289	(45)	27	4	275
Unallocated	313			42	355

Total Allowance for Loan Losses	$9,107	$(97)	$28	$(192)	$8,846

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of both March 31, 2011 and December 31, 2010:

March 31, 2011:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer mortgage:
Residential mortgage loans - first liens	$319,642	$2,644	$12,853	$223	$335,362
Residential mortgage loans - junior liens	28,958	532	905	8	30,403
Home equity lines of credit	26,596	40	251	0	26,887
1-4 Family residential construction	7,666	0	0	0	7,666
Total consumer mortgage	382,862	3,216	14,009	231	400,318
Commercial:
Commercial loans secured by real estate	149,215	6,792	6,544	1,650	164,201
Commercial and industrial	44,478	7,750	4,794	472	57,494
Political subdivisions	36,097	129	0	0	36,226
Commercial construction	21,814	265	1,261	0	23,340
Loans secured by farmland	8,534	2,170	971	40	11,715
Multi-family (5 or more) residential	7,584	16	0	0	7,600
Agricultural loans	2,959	196	44	0	3,199
Other commercial loans	862	0	0	0	862
Total commercial	271,543	17,318	13,614	2,162	304,637
Consumer	13,727	30	245	2	14,004

Totals	$668,132	$20,564	$27,868	$2,395	$718,959

December 31, 2010:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer mortgage:
Residential mortgage loans - first liens	$318,813	$2,197	$11,778	$224	$333,012
Residential mortgage loans - junior liens	30,072	551	959	8	31,590
Home equity lines of credit	26,569	32	252	0	26,853
1-4 Family residential construction	13,582	0	797	0	14,379
Total consumer mortgage	389,036	2,780	13,786	232	405,834
Commercial:
Commercial loans secured by real estate	152,157	6,671	6,472	1,794	167,094
Commercial and industrial	45,779	8,235	4,533	458	59,005
Political subdivisions	36,480	0	0	0	36,480
Commercial construction	22,430	314	1,260	0	24,004
Loans secured by farmland	8,877	1,248	1,188	40	11,353
Multi-family (5 or more) residential	7,781	0	0	0	7,781
Agricultural loans	3,219	209	44	0	3,472
Other commercial loans	260	132	0	0	392
Total commercial	276,983	16,809	13,497	2,292	309,581
Consumer	14,696	33	265	2	14,996

Totals	$680,715	$19,622	$27,548	$2,526	$730,411

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The general component of the allowance for loan losses covers pools of loans by loan class including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans.  Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans for each loan segment are evaluated for loss exposure based upon three-year average historical net charge-off rates, adjusted for qualitative factors.  Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three distinct segments (consumer mortgage, commercial and consumer) within the loan portfolio.  Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Any adjustments to the factors are supported by a narrative documentation of changes in conditions accompanying the allowance for loan loss calculation.

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment.  The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors.  Further, the consumer mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans.  The majority of the Corporation’s commercial segment loans (approximately 69% at March 31, 2011) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values.  The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful.  Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.  Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance.  The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collective-ly Evaluated” column in the tables summarizing the allowance and associated loan balances as of March 31, 2011 and December 31, 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2011 and December 31, 2010:

March 31, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Consumer mortgage:
Residential mortgage loans - first liens	$1,416	$333,946	$335,362
Residential mortgage loans - junior liens	136	30,267	30,403
Home equity lines of credit	0	26,887	26,887
1-4 Family residential construction	0	7,666	7,666
Total consumer mortgage	1,552	398,766	400,318
Commercial:
Commercial loans secured by real estate	3,592	160,609	164,201
Commercial and industrial	938	56,556	57,494
Political subdivisions	0	36,226	36,226
Commercial construction	978	22,362	23,340
Loans secured by farmland	931	10,784	11,715
Multi-family (5 or more) residential	0	7,600	7,600
Agricultural loans	39	3,160	3,199
Other commercial loans	0	862	862
Total commercial	6,478	298,159	304,637
Consumer	56	13,948	14,004

Total Loans	$8,086	$710,873	$718,959

March 31, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$475	$2,675	$3,150
Residential mortgage loans - junior liens	30	275	305
Home equity lines of credit	0	212	212
1-4 Family residential construction	0	62	62
Total consumer mortgage	505	3,224	3,729
Commercial:
Commercial loans secured by real estate	1,171	1,947	3,118
Commercial and industrial	244	598	842
Political subdivisions	0	0	0
Commercial construction	65	206	271
Loans secured by farmland	35	107	142
Multi-family (5 or more) residential	0	77	77
Agricultural loans	0	29	29
Other commercial loans	0	8	8
Total commercial	1,515	2,972	4,487
Consumer	58	217	275
Unallocated			355

Total Allowance for Loan Losses	$2,078	$6,413	$8,846

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Consumer mortgage:
Residential mortgage loans - first liens	$442	$332,570	$333,012
Residential mortgage loans - junior liens	239	31,351	31,590
Home equity lines of credit	0	26,853	26,853
1-4 Family residential construction	994	13,385	14,379
Total consumer mortgage	1,675	404,159	405,834
Commercial:
Commercial loans secured by real estate	3,818	163,276	167,094
Commercial and industrial	931	58,074	59,005
Political subdivisions	0	36,480	36,480
Commercial construction	1,197	22,807	24,004
Loans secured by farmland	931	10,422	11,353
Multi-family (5 or more) residential	0	7,781	7,781
Agricultural loans	39	3,433	3,472
Other commercial loans	0	392	392
Total commercial	6,916	302,665	309,581
Consumer	57	14,939	14,996

Total Loans	$8,648	$721,763	$730,411

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$98	$2,647	$2,745
Residential mortgage loans - junior liens	80	254	334
Home equity lines of credit	0	218	218
1-4 Family residential construction	100	108	208
Total consumer mortgage	278	3,227	3,505
Commercial:
Commercial loans secured by real estate	1,335	1,979	3,314
Commercial and industrial	202	660	862
Political subdivisions	0	0	0
Commercial construction	380	210	590
Loans secured by farmland	36	103	139
Multi-family (5 or more) residential	0	63	63
Agricultural loans	0	32	32
Other commercial loans	0	0	0
Total commercial	1,953	3,047	5,000
Consumer	57	232	289
Unallocated			313

Total Allowance for Loan Losses	$2,288	$6,506	$9,107

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Summary information related to impaired and restructured loans as of March 31, 2011 and December 31, 2010 is as follows:
	As of	As of
(In Thousands)	Mar. 31	Dec. 31
	2011	2010
Impaired loans with a valuation allowance	$4,919	$5,457
Impaired loans without a valuation allowance	3,167	3,191
Total impaired loans	$8,086	$8,648
Valuation allowance related to impaired loans	$2,078	$2,288

Restructured loans (troubled debt restructurings)	$1,434	$645

The average investment in impaired loans was $8,774,000 for the three months ended March 31, 2011 compared to $6,142,000 for the year 2010.  Interest income recognized on impaired loans was $50,000 for the three months ended March 31, 2011 compared to $204,000 for the year 2010 with all interest recognized on a cash basis.

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:
	March 31, 2011		December 31, 2010
	Past Due		Past Due
(In Thousands)	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Consumer mortgage:
Residential mortgage loans - first liens	$289	$4,053	$571	$3,301
Residential mortgage loans - junior liens	0	115	0	218
1-4 Family residential construction	0	0	0	797
Total consumer mortgage	289	4,168	571	4,316
Commercial:
Commercial loans secured by real estate	60	3,591	60	3,666
Commercial and industrial	86	618	0	611
Commercial construction	0	978	0	1,197
Loans secured by farmland	0	930	90	932
Agricultural loans	0	40	0	40
Total commercial	146	6,157	150	6,446
Consumer	18	46	6	47

Totals	$453	$10,371	$727	$10,809

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Consumer mortgage:
Residential mortgage loans - first liens	$330,195	$3,473	$1,694	$335,362
Residential mortgage loans - junior liens	29,894	454	55	30,403
Home equity lines of credit	26,838	49	0	26,887
1-4 Family residential construction	7,666	0	0	7,666
Total consumer mortgage	394,593	3,976	1,749	400,318

Commercial:
Commercial loans secured by real estate	160,669	745	2,787	164,201
Commercial and industrial	56,621	581	292	57,494
Political subdivisions	36,226	0	0	36,226
Commercial construction	23,252	88	0	23,340
Loans secured by farmland	10,685	139	891	11,715
Multi-family (5 or more) residential	7,553	47	0	7,600
Agricultural loans	3,106	53	40	3,199
Other commercial loans	862	0	0	862
Total commercial	298,974	1,653	4,010	304,637

Consumer	13,823	163	18	14,004

Totals	$707,390	$5,792	$5,777	$718,959

	As of December 31, 2010
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Consumer mortgage:
Residential mortgage loans - first liens	$325,567	$5,132	$2,313	$333,012
Residential mortgage loans - junior liens	30,997	436	157	31,590
Home equity lines of credit	26,744	109	0	26,853
1-4 Family residential construction	14,379	0	0	14,379
Total consumer mortgage	397,687	5,677	2,470	405,834

Commercial:
Commercial loans secured by real estate	163,343	940	2,811	167,094
Commercial and industrial	58,474	319	212	59,005
Political subdivisions	36,480	0	0	36,480
Commercial construction	23,674	330	0	24,004
Loans secured by farmland	10,294	77	982	11,353
Multi-family (5 or more) residential	7,769	12	0	7,781
Agricultural loans	3,422	10	40	3,472
Other commercial loans	77	315	0	392
Total commercial	303,533	2,003	4,045	309,581

Consumer	14,686	289	21	14,996

Totals	$715,906	$7,969	$6,536	$730,411

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging immediately above.  A summary of the contractual aging of nonaccrual loans at March 31, 2011 and December 31, 2010 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2011 Nonaccrual Totals	$4,546	$501	$5,324	$10,371
December 31, 2010 Nonaccrual Totals	$4,156	$844	$5,809	$10,809

7. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage.  Accordingly, actuarial assumptions related to health care cost trend rates do not affect the liability balance at March 31, 2011 and December 31, 2010, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the table that follows.  The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$0	$0	$21	$17
Interest cost	18	17	23	22
Expected return on plan assets	(18)	(17)	0	0
Amortization of transition (asset) obligation	0	0	9	9
Amortization of prior service cost	0	0	3	4
Recognized net actuarial loss	1	1	0	0
Net periodic benefit cost	$1	$1	$56	$52

In the first three months of 2011, the Corporation funded postretirement contributions totaling $14,000, with estimated annual postretirement contributions of $58,000 expected in 2011 for the full year.  The Corporation made a contribution to the defined benefit pension plan of $4,000 in the first quarter of 2011.  Based upon the related actuarial reports, the Corporation has no required further contributions to the Citizens Trust Company Retirement Plan for the 2011 plan year; however, the Corporation may elect to make discretionary contributions later in 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. STOCK-BASED COMPENSATION PLANS

In the first quarter 2011, the Corporation granted options to purchase a total of 93,674 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans.  The exercise price for the 2011 awards is $15.06 per share, based on the market price as of the date of grant.  In 2010, the Corporation made no awards of stock options.  Stock option expense is recognized over the vesting period of each option.  The Corporation expects total stock option expense for the year ending December 31, 2011 to be $279,000.

The Corporation records stock option expense based on estimated fair value calculated using an option valuation model.  In calculating the 2011 fair value, the Corporation utilized the Black-Scholes-Merton option-pricing model.  The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2011	2010
Fair value of each option granted	$4.26	Not applicable (N/A)
Volatility	37%	N/A
Expected option lives	8 Years	N/A
Risk-free interest rate	3.10%	N/A
Dividend yield	3.86%	N/A

In calculating the estimated fair value of 2011 stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options.  The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates.  The 8-year expected option life was based on management’s estimates of the average term for all options issued under both plans.  Management assumed a 33% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan.  These estimated forfeiture rates were determined based on the Corporation’s historical experience.

In the first quarter 2011, the Corporation awarded a total of 15,622 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  Management has estimated restricted stock expense in the first three months of 2011 based on an assumption that the ROAE target for 2011 will be met.  In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan.  This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2011	2010
Stock options	$156	$0
Restricted stock	36	13

Total	$192	$13

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. INCOME TAXES

The net deferred tax asset at March 31, 2011 and December 31, 2010 represents the following temporary difference components:
	March 31,	Dec. 31,
(In Thousands)	2011	2010
Deferred tax assets:
Unrealized holding losses on securities	$0	$695
Defined benefit plans - ASC 835	170	134
Net realized losses on securities	3,466	5,755
Allowance for loan losses	3,096	3,186
Credit for alternative minimum tax paid	3,469	3,287
Net operating loss carryforwards	2,843	2,794
General business credit carryforwards	815	815
Other deferred tax assets	1,615	1,347
Total deferred tax assets	15,474	18,013

Deferred tax liabilities:
Unrealized holding gains on securities	762	0
Bank premises and equipment	1,609	1,649
Core deposit intangibles	104	114
Other deferred tax liabilities	192	196
Total deferred tax liabilities	2,667	1,959
Deferred tax asset, net	$12,807	$16,054

Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income.  The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through March 31, 2011.  Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.   The Corporation currently expects to fully realize all available tax benefits from the carryforward losses.

The Corporation has available an estimated $2.8 million of total unused operating loss carryforwards at March 31, 2011, including a capital loss carryforward of $156,000 expiring in 2015, and an estimated ordinary loss carryforward of $2,687,000 almost all of which expires in 2030.

The Corporation has available, unused tax credits of $815,000 at March 31, 2011 arising from investments in low income and elderly housing projects.  These tax credits may provide future benefits and, if unused, would expire in varying annual amounts from 2024 through 2030.

The provision for income tax for the 3-month periods ended March 31, 2011 and 2010 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates are as follows:

	Three Months Ended
(In thousands)	March 31,
	2011	2010
	(Current)	(Prior Year)
Income before income tax provision	$7,605	$5,875
Income tax provision	2,064	1,437

Effective tax rate	27.14%	24.46%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

10.  IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the three-month period ended March 31, 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership.  This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010.  In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,047,000 at March 31, 2011.  Based on updated financial information, management prepared an estimated valuation based on cash flow analysis.  That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment.  Accordingly, management made the decision to completely write-off the limited partnership investment in the three-month period ended March 31, 2011.

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

REFERENCES TO 2011 AND 2010

Unless otherwise noted, all references to “2011” in the following discussion of operating results are intended to mean the three months ended March 31, 2011, and similarly, references to “2010” relate to the three months ended March 31, 2010.

EARNINGS OVERVIEW

In the first quarter 2011, net income available to common shareholders was $5,541,000 which represents $0.46 per share – basic and $0.45 per share - diluted.  In the previous quarter ended December 31, 2010, net income available to common shareholders was $4,884,000 or $0.40 per share – basic and diluted.  For the first quarter of 2010, the Corporation was still a participant in the U.S. Treasury Department TARP Capital Purchase Program with an obligation of $373,000 for U.S. Treasury preferred dividends.  Net income available to common shareholders for the first quarter 2010 was $4,065,000, or $0.34 per share - basic and diluted.

Some of the more significant fluctuations in the components of earnings are as follows:

·
Pre-tax gains from available-for-sale securities totaled $1,839,000 in the first quarter 2011, up from $64,000 in the fourth quarter 2010 and $58,000 in the first quarter 2010.  In the first quarter 2011, the Corporation realized gains of $1,510,000 from two pooled trust-preferred securities that had been written off in prior periods.

·
Net interest income was $11,282,000 in the first quarter 2011, up $92,000 from the fourth quarter 2010 and $809,000 over the first quarter 2010.  Net interest income has increased over the past several months, reflecting ongoing reductions in cost of funds.

·
The (credit) for loan losses (a reduction in expense) was ($192,000) in the first quarter 2011, including the effect of reversing an allowance of $150,000 on loans to an individual borrower that were repaid in full.  The provision for loan losses was $719,000 in the fourth quarter 2010 and $207,000 in the first quarter 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·
Non-interest revenue was $2,555,000 in the first quarter 2011, down from $3,480,000 in the fourth quarter 2010 and $3,548,000 in the first quarter 2010.  The reduction in non-interest revenue in the first quarter 2011 resulted from an impairment loss of $948,000 related to an investment in a real estate limited partnership.

·
Non-interest expense totaled $8,263,000 in the first quarter 2011, up from $7,720,000 in the fourth quarter 2010 and $7,997,000 in the first quarter 2010.    Total compensation-related expenses, including salaries and wages, payroll taxes, employee benefits and related costs, were higher in the first quarter 2011 than in the fourth quarter 2010 or first quarter 2010.  The increase in compensation related expense in the most recent quarter included stock option compensation of $122,000, with none in 2010, as well as higher payroll taxes and estimated 401(k) and ESOP costs related to incentive compensation paid in January 2011 for 2010 performance.  Also, first quarter 2010 expense was reduced $215,000 as a result of total self-funded health insurance costs for 2009 being lower than previously estimated amounts.

·
The provision for income taxes totaled $2,064,000, or 27.1% of pre-tax income in the first quarter 2011, up from  22.4% of pre-tax income in the fourth quarter 2010 and 24.5% of pre-tax income in the first quarter 2010.  The provision for income tax in the fourth quarter 2010 included a benefit (reduction in expense) of $148,000 resulting from a reduction in a valuation reserve.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)

	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2011	2010	2010	2010	2010
Interest income	$15,298	$15,500	$15,495	$15,386	$15,733
Interest expense	4,016	4,310	4,639	5,036	5,260
Net interest income	11,282	11,190	10,856	10,350	10,473
(Credit) provision for loan losses	(192)	719	189	76	207
Net interest income after provision for loan losses	11,474	10,471	10,667	10,274	10,266
Other income	2,555	3,480	3,575	3,314	3,548
Net gains on available-for-sale securities	1,839	64	388	319	58
Other expenses	8,263	7,720	8,095	7,757	7,997
Income before income tax provision	7,605	6,295	6,535	6,150	5,875
Income tax provision	2,064	1,411	1,671	1,281	1,437
Net income	5,541	4,884	4,864	4,869	4,438
US Treasury preferred dividends	0	0	729	372	373
Net income available to common shareholders	$5,541	$4,884	$4,135	$4,497	$4,065
Net income per common share – basic	$0.46	$0.40	$0.34	$0.37	$0.34
Net income per common share – diluted	$0.45	$0.40	$0.34	$0.37	$0.34

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses.  Management believes that the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 6 to the consolidated financial statements. Additional discussion of the Corporation’s methodology for determining the allowance for loan losses is described in a separate section later in Management’s Discussion and Analysis.  Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value.  While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2011 and March 31, 2010.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

Fully taxable equivalent net interest income was $12,085,000 in 2011, $858,000 (7.6%) higher than in 2010.  As shown in Table IV, net changes in volume had the effect of increasing net interest income $1,138,000 in 2011 compared to 2010, and interest rate changes had the effect of decreasing net interest income $280,000. The most significant components of the volume change in net interest income in 2011 were: an increase in interest income of $491,000 attributable to growth in the balance of available-for-sale securities and a decrease in interest expense of $500,000 attributable to a reduction in the balance of long-term borrowed funds. The most significant components of the rate change in net interest income in 2011 were: a decrease in interest income of $738,000 attributable to lower rates earned on available-for-sale securities and a decrease in interest expense of $518,000 due to lower rates paid on interest-bearing deposits. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.77% in 2011, as compared to 3.49% in 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $16,101,000 in 2011, a decrease of 2.3% from 2010.  Income from available-for-sale securities decreased $247,000 (5.0%), while interest and fees from loans decreased $113,000, or 1.0%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2011 increased to $454,077,000, an increase of $39,254,000, or 9.5% from 2010.  During 2010 and 2011, the Corporation increased the size of its tax-exempt municipal security portfolio. Net growth in the taxable available-for-sale securities portfolio came primarily in 2011 and was primarily made up of U.S. Government agency collateralized mortgage obligations. The Corporation’s yield on taxable securities fell in 2010 and 2011 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less.  The average rate of return on available-for-sale securities was 4.16% for 2011 and 4.80% in 2010.

The average balance of gross loans increased 0.5% to $724,048,000 in 2011 from $720,264,000 in 2010. In spite of the challenging economic environment, the Corporation has experienced growth in the average balance of commercial loans. This growth has been partially offset by modest contraction in the balance of the residential mortgage and consumer loan portfolios, primarily resulting from management’s decision to sell a portion of newly originated residential mortgages on the secondary market. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.40% in 2011 and 6.50% in 2010.

The average balance of interest-bearing due from banks decreased to $31,750,000 in 2011 from $66,887,000 in 2010. This has consisted primarily of balances held by the Federal Reserve.  Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2010 and 2011 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years.  Also, in 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant.  These repurchases were completed during the third quarter 2010.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,244,000, or 23.7%, to $4,016,000 in 2011 from $5,260,000 in 2010.  Table III shows that the overall cost of funds on interest-bearing liabilities fell to 1.63% in 2011 from 2.07% in 2010.

Total average deposits (interest-bearing and noninterest-bearing) increased 7.6%, to $1,002,017,000 in 2011 from $931,223,000 in 2010.  This increase came mainly in interest checking, savings accounts, and demand deposits; the increases were partially offset by a decrease in the average balance of certificates of deposit. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts have decreased significantly in 2011 as compared to 2010.

Total average borrowed funds decreased $70,664,000 to $162,667,000 in 2011 from $233,331,000 in 2010.  During 2010 and 2011, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.61% in 2011, down from 3.66% in 2010.  This change primarily reflects lower rates being paid on customer repurchase agreements, which make up most of the Corporation’s short-term borrowed funds.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2011	2010	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,755	$3,163	$(408)
Tax-exempt	1,905	1,744	161
Total available-for-sale securities	4,660	4,907	(247)
Held-to-maturity securities,
Taxable	0	2	(2)
Trading securities	0	2	(2)
Interest-bearing due from banks	16	38	(22)
Federal funds sold	0	0	0
Loans:
Taxable	10,868	10,950	(82)
Tax-exempt	557	588	(31)
Total loans	11,425	11,538	(113)
Total Interest Income	16,101	16,487	(386)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	130	207	(77)
Money market	151	249	(98)
Savings	56	44	12
Certificates of deposit	1,041	1,426	(385)
Individual Retirement Accounts	1,189	1,230	(41)
Other time deposits	1	1	0
Total interest-bearing deposits	2,568	3,157	(589)
Borrowed funds:
Short-term	6	100	(94)
Long-term	1,442	2,003	(561)
Total borrowed funds	1,448	2,103	(655)
Total Interest Expense	4,016	5,260	(1,244)

Net Interest Income	$12,085	$11,227	$858

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2011	Return/	3/31/2010	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$327,104	3.42%	$306,966	4.18%
Tax-exempt	126,973	6.08%	107,857	6.56%
Total available-for-sale securities	454,077	4.16%	414,823	4.80%
Held-to-maturity securities,
Taxable	0	0.00%	154	5.27%
Trading securities	0	0.00%	116	6.99%
Interest-bearing due from banks	31,750	0.20%	66,887	0.23%
Federal funds sold	0	0.00%	60	0.00%
Loans:
Taxable	688,975	6.40%	683,899	6.49%
Tax-exempt	35,073	6.44%	36,365	6.56%
Total loans	724,048	6.40%	720,264	6.50%
Total Earning Assets	1,209,875	5.40%	1,202,304	5.56%
Cash	16,985		16,922
Unrealized gain/loss on securities	(588)		(204)
Allowance for loan losses	(9,201)		(8,410)
Bank premises and equipment	22,474		24,164
Intangible Asset - Core Deposit Intangible	315		484
Intangible Asset - Goodwill	11,942		11,942
Other assets	60,758		79,191
Total Assets	$1,312,560		$1,326,393

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$163,479	0.32%	$127,117	0.66%
Money market	203,439	0.30%	197,023	0.51%
Savings	92,625	0.25%	71,581	0.25%
Certificates of deposit	212,133	1.99%	236,951	2.44%
Individual Retirement Accounts	161,174	2.99%	161,127	3.10%
Other time deposits	956	0.42%	990	0.41%
Total interest-bearing deposits	833,806	1.25%	794,789	1.61%
Borrowed funds:
Short-term	16,865	0.14%	37,189	1.09%
Long-term	145,802	4.01%	196,142	4.14%
Total borrowed funds	162,667	3.61%	233,331	3.66%
Total Interest-bearing Liabilities	996,473	1.63%	1,028,120	2.07%
Demand deposits	168,211		136,434
Other liabilities	6,461		7,465
Total Liabilities	1,171,145		1,172,019
Stockholders' equity, excluding other comprehensive income/loss	142,054		154,897
Other comprehensive income/loss	(639)		(523)
Total Stockholders' Equity	141,415		154,374
Total Liabilities and Stockholders' Equity	$1,312,560		$1,326,393
Interest Rate Spread		3.77%		3.49%
Net Interest Income/Earning Assets		4.05%		3.79%

Total Deposits (Interest-bearing and Demand)	$1,002,017		$931,223

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/11 vs. 3/31/10
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$198	$(606)	$(408)
Tax-exempt	293	(132)	161
Total available-for-sale securities	491	(738)	(247)
Held-to-maturity securities,
Taxable	(1)	(1)	(2)
Trading securities	(1)	(1)	(2)
Interest-bearing due from banks	(18)	(4)	(22)
Federal funds sold	0	0	0
Loans:
Taxable	81	(163)	(82)
Tax-exempt	(21)	(10)	(31)
Total loans	60	(173)	(113)
Total Interest Income	531	(917)	(386)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	48	(125)	(77)
Money market	8	(106)	(98)
Savings	12	0	12
Certificates of deposit	(139)	(246)	(385)
Individual Retirement Accounts	0	(41)	(41)
Other time deposits	0	0	0
Total interest-bearing deposits	(71)	(518)	(589)
Borrowed funds:
Short-term	(36)	(58)	(94)
Long-term	(500)	(61)	(561)
Total borrowed funds	(536)	(119)	(655)
Total Interest Expense	(607)	(637)	(1,244)

Net Interest Income	$1,138	$(280)	$858

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

RECOVERY ON IMPAIRED INVESTMENT SECURITY

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

In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The estimated yield to maturity is 146.70%. The security has a face amount of $2 million, matures in May 2012, and has an interest rate which adjusts quarterly based on 3-month LIBOR. The security had an amortized cost of $431,000 and a fair value of $1,996,000 at March 31, 2011.

The actual and estimated future amounts of accretion income from this security are as follows:

Accretion of
Prior OTTI
4th Quarter 2010 (Actual)	$83
1st Quarter 2011 (Actual)	111
2nd Quarter 2011 (Estimated)	160
3rd Quarter 2011 (Estimated)	229
4th Quarter 2011 (Estimated)	325
1st Quarter 2012 (Estimated)	457
2nd Quarter 2012 (Estimated)	398
Total	$1,763

TABLE V - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	Three Months Ended
	March 31,	March 31,
	2011	2010

Service charges on deposit accounts	$1,131	$1,093
Service charges and fees	218	193
Trust and financial management revenue	877	899
Interchange revenue from debit card transactions	452	375
Net gains from sale of loans	259	66
Increase in cash surrender value of life insurance	122	112
Insurance commissions, fees and premiums	68	60
Impairment loss on limited partnership investment	(948)	0
Other operating income	376	750
Total other operating income, before realized gains on available-for-sale securities, net	$2,555	$3,548

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table V excludes realized gains (losses) on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total non-interest income shown in Table V decreased $993,000 or 28.0%, in 2011 compared to 2010.  Items of significance are as follows:

·
Interchange revenue from debit card transactions increased in 2011 compared to 2010, reflecting the ongoing trend for consumers’ increasing usage of debit cards.  Management believes this source of revenue could be greatly reduced in the future, perhaps as early as the third quarter 2011, depending on the resolution of a Federal Reserve proposal that would greatly reduce the rate paid to financial institutions.

·
Net gains from the sale of loans increased $193,000 in 2011 compared to 2010.  In 2010, management began to sell a significant amount of residential mortgage originations into the secondary market.  The increase in the net gains from sales of loans is almost entirely associated with the Corporation’s participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago.  The increased volume of mortgage loans sold in the first quarter 2011 includes the impact of significant refinancing activity in the last several months of 2010.  In the first quarter 2011, new activity was reduced from the last several months of 2010, as evidenced by the reduction in the outstanding balance of loans held for sale to $135,000 at March 31, 2011 from $5,247,000 at December 31, 2010.

·
In 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership.  This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010.  In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,047,000 at March 31, 2011.  Based on updated financial information, management prepared an estimated valuation based on cash flow analysis.  That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment.  Accordingly, management made the decision to completely write-off the limited partnership investment in 2011.

·
Other operating income decreased $374,000, or 49.9%, in 2011 as compared to 2010.  In 2010, the category includes a first quarter gain of $448,000 from the sale of a parcel adjacent to one of the bank operating locations. The sale proceeds include $390,000 associated with long-term privileges within a municipal parking facility currently under construction.  In 2011, this category included income of $108,000 from a limited liability equity investment in an entity performing title insurance services throughout Pennsylvania.  No similar income was recognized for the Corporation’s investment in this entity in 2010.

TABLE VI- COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	3 Months Ended
	March 31,	March 31,
	2011	2010

Salaries and wages	$3,401	$3,078
Pensions and other employee benefits	1,306	939
Occupancy expense, net	732	699
FDIC Assessments	325	404
Furniture and equipment expense	484	568
Pennsylvania shares tax	319	305
Other operating expense	1,696	2,004
Total Other Expense	$8,263	$7,997

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total non-interest expense in Table VI increased $266,000 or 3.3% in 2011 from 2010.  Significant changes in 2011 as compared to 2010 include the following:

·
Salaries and wages increased $323,000, or 10.5%.  In 2011, salaries and wages expense includes officers’ incentive stock option compensation of $122,000; however, since no stock options were awarded in 2010, there was no officers’ incentive stock option expense incurred in 2010.  In addition, salaries and wages expense in 2011 include an estimated accrual for incentive bonuses of $300,000 which is $88,000 higher than the comparable 2010 amount.  Excluding performance based stock and bonus compensation incentives, total salaries and wages amount to $2,944,000 in 2011, up 3.1%, compared to $2,855,000 in 2010.

·
Pensions and other employee benefits increased $367,000, or 39.1%.  Within this category, group health insurance expense was $215,000 lower in 2010 primarily due to favorable rate adjustments based on 2009 claims experience.  In addition, increased payroll taxes and employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan were incurred in 2011 related to incentive compensation paid in January 2011 based on 2010 performance.

·	FDIC Assessments decreased $79,000, or 19.6% in 2011. The favorable decline is primarily associated with rate changes attributed to improvements in financial ratios of the banking operations.

·	Furniture and fixtures expense decreased $84,000, or 14.8% in 2011 with the decrease primarily associated with reductions in depreciation for the Corporation’s core banking systems.

·
Other operating expense decreased $308,000 or 15.4%.  The category includes a variety of expenses, with the most significant decreases in 2011 of $102,000 associated with collection costs and losses on disposition of certain foreclosed properties.  Other operating costs also includes certain professional consulting fees, which are substantially discretionary, that are lower by $ 75,000 in 2011 than in 2010.

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the “Net Interest Income” section of Management’s Discussion and Analysis.  Other significant balance sheet items, including the allowance for loan losses and stockholders’ equity, are discussed in separate sections of Management’s Discussion and Analysis.

Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2011.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans.  Note 6 to the consolidated financial statements provide an overview of the process management uses for evaluating and determining the allowance for loan losses.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The allowance for loan losses was $8,846,000 at March 31, 2011 down from $9,107,000 at December 31, 2010.  As presented in Table VIII, the specific component of the allowance on impaired loans decreased to $2,078,000 at March 31, 2011 from $2,288,000 at December 31, 2010.  The change included the impact of the Corporation being paid off in full on a commercial loan relationship for which an allowance of $150,000 had been established at December 31, 2010.  Table VIII also shows that the collectively determined components of the allowance fell slightly as of March 31, 2011 compared to December 31, 2010, mainly because total outstanding loans decreased for each segment of the portfolio.  The average net charge-off percentages and average qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly at March 31, 2011, as compared to the December 31, 2010 analysis. Table VII shows a credit for loan losses of $192,000 for the first three months of 2011, in comparison to a provision for loan losses of $207,000 in the first quarter 2010 and the average annual provision over the previous five years of $796,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. Note 6 to the consolidated financial statements includes a summary of the provision for loan losses and activity in the allowance for loan losses, by segment and class, for the first quarter 2011.

Table IX presents information related to past due and impaired loans.  As of March 31, 2011, total impaired loans were $8,086,000, down from $8,648,000 at December 31, 2010, though up from the comparable annual average level of $6,898,000 for the last five years.  Nonaccrual loans decreased to $10,371,000 at March 31, 2011 from $10,809,000 at December 31, 2010, and total loans past due 90 days or more and still in accrual status also decreased to $453,000 at March 31, 2011 from $727,000 at December 31, 2010.  Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated.  Over the period 2006-2010 and the first three months of 2011, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2011. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Qtr. Ended	Qtr. Ended
(In Thousands)	March 31,	March 31,	Years Ended December 31,
	2011	2010	2010	2009	2008	2007	2006
Balance, beginning of year	$9,107	$8,265	$8,265	$7,857	$8,859	$8,201	$8,361
Charge-offs:
Consumer mortgage	(52)	(87)	(340)	(146)	(173)	(149)	(611)
Commercial	0	(24)	(91)	(39)	(1,607)	(174)	(200)
Consumer	(45)	(70)	(188)	(293)	(259)	(221)	(281)
Total charge-offs	(97)	(181)	(619)	(478)	(2,039)	(544)	(1,092)
Recoveries:
Consumer mortgage	0	0	55	8	19	5	11
Commercial	1	96	113	77	22	31	159
Consumer	27	30	102	121	87	50	90
Total recoveries	28	126	270	206	128	86	260
Net charge-offs	(69)	(55)	(349)	(272)	(1,911)	(458)	(832)
Allowance for loan losses recorded in acquisition	0	0	0	0	0	587	0
(Credit) provision for loan losses	(192)	207	1,191	680	909	529	672
Balance, end of year	$8,846	$8,417	$9,107	$8,265	$7,857	$8,859	$8,201

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of
	March 31,	As of December 31,
	2011	2010	2009	2008	2007	2006
ASC 310 - Impaired loans	$2,078	$2,288	$1,126	$456	$2,255	$1,726
ASC 450 - Collective segments:
Commercial	2,972	3,047	2,677	2,654	1,870	2,372
Consumer mortgage	3,224	3,227	3,859	3,920	4,201	3,556
Consumer	217	232	281	399	533	523
Unallocated	355	313	322	428	0	24
Total Allowance	$8,846	$9,107	$8,265	$7,857	$8,859	$8,201

TABLE IX  - PAST DUE AND IMPAIRED LOANS AND NON-PERFORMING ASSETS

(In Thousands)	As of
	March 31	As of December 31,
	2011	2010	2009	2008	2007	2006
Impaired loans with a valuation allowance	$4,919	$5,457	$2,690	$2,230	$5,361	$5,337
Impaired loans without a valuation allowance	3,167	3,191	3,257	3,435	857	2,674
Total impaired loans	$8,086	$8,648	$5,947	$5,665	$6,218	$8,011
Restructured loans (troubled debt restructurings)	$1,434	$645	$326	$0	$0	$111
Total loans past due 30-89 days and still accruing	$5,291	$7,125	$9,445	$9,875	$10,822	$8,580

Nonperforming assets:
Total nonaccrual loans	$10,371	$10,809	$9,092	$7,200	$6,955	$8,506
Total loans past due 90 days or more and still accruing	453	727	31	1,305	1,200	1,559
Foreclosed assets held for sale (real estate)	707	537	873	298	258	264
Total nonperforming assets	$11,531	$12,073	$9,996	$8,803	$8,413	$10,329
Total nonperforming assets as a % of assets	0.88%	0.92%	0.76%	0.69%	0.66%	0.78%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type
(In Thousands)	March 31,	As of December 31,
	2011	2010	2009	2008	2007	2006
Consumer mortgage:
Residential mortgage loans - first liens	$335,362	$333,012	$340,268	$353,909	$363,467	$325,107
Residential mortgage loans - junior liens	30,403	31,590	35,734	40,657	40,392	30,074
Home equity lines of credit	26,887	26,853	23,577	21,304	20,542	18,472
1-4 Family residential construction	7,666	14,379	11,452	11,262	4,742	0
Total consumer mortgage	400,318	405,834	411,031	427,132	429,143	373,653
Commercial:
Commercial loans secured by real estate	164,201	167,094	163,483	165,979	144,742	178,260
Commercial and industrial	57,494	59,005	49,753	48,295	52,241	39,135
Political subdivisions	36,226	36,480	37,598	38,790	33,013	32,407
Commercial construction	23,340	24,004	15,264	13,730	17,755	10,365
Loans secured by farmland	11,715	11,353	11,856	9,140	8,287	6,968
Multi-family (5 or more) residential	7,600	7,781	8,338	8,367	9,004	6,790
Agricultural loans	3,199	3,472	3,848	4,495	3,553	2,705
Other commercial loans	862	392	638	884	1,010	1,226
Total commercial	304,637	309,581	290,778	289,680	269,605	277,856
Consumer	14,004	14,996	19,202	26,732	37,193	35,992
Total	718,959	730,411	721,011	743,544	735,941	687,501
Less: allowance for loan losses	(8,846)	(9,107)	(8,265)	(7,857)	(8,859)	(8,201)
Loans, net	$710,113	$721,304	$712,746	$735,687	$727,082	$679,300

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At March 31, 2011, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $44,481,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,803,000 at March 31, 2011.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

	Outstanding		Available		Total Credit
(In Thousands)	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Federal Home Loan Bank of Pittsburgh	$45,840	$55,995	$326,680	$304,584	$372,520	$360,579
Federal Reserve Bank Discount Window	0	0	26,498	26,274	26,498	26,274
Other correspondent banks	0	0	25,000	25,000	25,000	25,000
Total credit facilities	$45,840	$55,995	$378,178	$355,858	$424,018	$411,853

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2011 and December 31, 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding at either date.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At March 31, 2011, the carrying value of non-pledged available-for-sale securities was $55,397,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning capital ratios at March 31, 2011 and December 31, 2010 are presented below.  Management believes, as of March 31, 2011 and December 31, 2010, that the Corporation and subsidiary banks meet all capital adequacy requirements to which they are subject.
					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$135,593	18.49%	$58,678	³8%	n/a	n/a
C&N Bank	124,342	17.11%	58,151	³8%	$72,689	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	125,938	17.17%	29,339	³4%	n/a	n/a
C&N Bank	115,460	15.88%	29,076	³4%	43,613	³6%
Tier 1 capital to average assets:
Consolidated	125,938	9.72%	51,807	³4%	n/a	n/a
C&N Bank	115,460	8.99%	51,392	³4%	64,240	³5%

December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$128,527	17.17%	$59,874	³8%	n/a	n/a
C&N Bank	117,576	15.85%	59,342	³8%	$74,177	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	118,781	15.87%	29,937	³4%	n/a	n/a
C&N Bank	108,445	14.62%	29,671	³4%	44,506	³6%
Tier 1 capital to average assets:
Consolidated	118,781	9.20%	51,664	³4%	n/a	n/a
C&N Bank	108,445	8.50%	51,063	³4%	63,828	³5%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity.  The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $1,478,000 at March 31, 2011 and ($1,351,000) at December 31, 2010.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 5 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2011.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($320,000) at March 31, 2011 and ($250,000) at December 31, 2010.

INCOME TAXES
The effective income tax rate was 27.14% of pre-tax income for the three months ended March 31, 2011 compared to 24.46% of pre-tax income for the first quarter 2010.  The provision for income tax for the 3-month periods ended March 31, 2011 and 2010 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At March 31, 2011, the net deferred tax asset was $12,807,000, down from the balance at December 31, 2010 of $16,054,000.  The net deferred tax asset balance at March 31, 2011 attributable to realized securities losses was $3,466,000. The deferred tax asset related to realized securities losses at March 31, 2011 was significantly lower than the balance at December 31, 2010 of $5,755,000.  As described in Note 5 to the consolidated financial statements, in the first quarter 2011, the Corporation sold a pooled trust-preferred security that had been written off in 2009 and 2010 for financial statement purposes, resulting in a book gain of $1,485,000.  The loss for income tax purposes from this transaction is $5,295,000, with the large book/ tax difference representing the main reason for the reduction in the deferred tax asset.

The Corporation has available at March 31, 2011 an estimated $2.8 million of total unused operating loss carryforwards, including a capital loss carryforward of $156,000 expiring in 2015, and an estimated ordinary loss carryforward of $2,687,000 expiring mainly in 2030.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Of the total deferred tax asset from realized losses on securities, a portion is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.  Management believes the recorded net deferred tax asset at March 31, 2011 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

In the fourth quarter 2009, the Corporation sold some securities for which other-than-temporary impairment losses (OTTI) had been recognized for financial reporting purposes in 2008 and the first nine months of 2009.  As a result of these sales, the Corporation realized both ordinary and capital tax losses for 2009, and filed net operating loss carryback returns resulting in tax refunds totaling $4,352,000 received in 2010 from recovery of some of the taxes previously paid for 2006, 2007 and 2008.  In late 2010, the Internal Revenue Service (IRS) sent the Corporation an information document request related to the Corporation’s 2009 federal return, as part of an evaluation to determine whether the return will be examined or accepted without examination.  The Corporation has responded to the information document request, and has not yet received a determination from the IRS.

Additional information related to income taxes is presented in Note 9 to the consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained through 2010 and the first three months of 2011.  Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Recent commodity price increases have sparked concern that inflation may become a concern in the near future, but Federal Reserve officials have publicly stated that the current inflation level is within an acceptable range.

Despite the current low short-term rate environment, liquidity injections, and commodity price increases, inflation statistics indicate that the overall rate of inflation is unlikely to significantly affect the Corporation’s operations within the near future. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

RECENT ACCOUNTING PRONOUNCEMENTS

Since January 1, 2011, the FASB has issued additional FASB Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC).  This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The Update amends ASC Topic 310 to provide guidance in evaluating whether a restructuring constitutes a Troubled Debt Restructuring.  The main provisions conclude that a creditor must separately conclude that both of the following exist – (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties.  The amendments then provide guidance on a creditor’s evaluation of each of the requirements for a Troubled Debt Restructuring.  For public entities, the Update is effective for the first interim or annual period beginning on or after June 15, 2011, including retrospective application to the beginning of the annual period of adoption.  Management does not believe that the adoption of this ASU will have a significant impact on the Corporation’s ongoing financial position, or results of operations.  Additional disclosure requirements related to Troubled Debt Restructurings will be effective, starting with the Corporation’s June 30, 2011 Form 10-Q

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Table XI, which follows this discussion, is based on the results of the simulation model as of February 28, 2011 and October 31, 2010. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of February 28, 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios. As of October 31, 2010, the changes in net interest income and changes in market value were within the policy limits in all scenarios except an immediate rate decrease of 300 basis points, which management considers to be highly unrealistic.

After preparation of the October 31, 2010 modeling results presented in Table XI, management engaged an outside consultant to study the Corporation’s non-maturity deposits: checking, savings, and money market accounts. The consultant examined historical data provided by management to estimate the average life of each type of deposit account and the sensitivity of each type of account to changes in interest rates. The results of the study indicated that the Corporation’s non-maturity deposits had significantly longer average lives than previously estimated. These updated estimates are included in the February 28, 2011 data presented and result in higher market values in all of the rate scenarios and in smaller percentage declines in value in rising rate scenarios. The study also indicated that the Corporation’s interest rates on non-maturity deposits were slightly more sensitive to market changes than had previously been assumed, which contributed to the larger declines in net interest income in rising rate scenarios based on February 28, 2011 data.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The embedded cap on one of the $40 million borrowings expired in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012. The 3-month LIBOR was 0.31% at February 28, 2011 and 0.29% at October 31, 2010. Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any of the scenarios shown in Table XI at February 2011 or October 2010.

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage-backed securities and call activity on other investment securities. Actual results could vary significantly from these estimates, which could result in significant differences in the calculations of projected changes in net interest income and market value of portfolio equity. Also, the model does not make estimates related to changes in the composition of the deposit portfolio that could occur due to rate competition, and the table does not necessarily reflect changes that management would make to realign the portfolio as a result of changes in interest rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
February 28, 2011 Data
(In Thousands)		Period Ending February 29, 2012

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$66,018	$28,477	$37,541	-16.0%	20.0%
+200	63,558	23,464	40,094	-10.3%	15.0%
+100	60,909	18,539	42,370	-5.2%	10.0%
0	58,292	13,618	44,674	0.0%	0.0%
-100	55,034	12,128	42,906	-4.0%	10.0%
-200	52,326	11,771	40,555	-9.2%	15.0%
-300	51,503	11,759	39,744	-11.0%	20.0%

	Market Value of Portfolio Equity
	at February 28, 2011
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$146,371	-20.4%	45.0%
+200	160,193	-12.9%	35.0%
+100	172,570	-6.2%	25.0%
0	183,967	0.0%	0.0%
-100	183,235	-0.4%	25.0%
-200	185,520	0.8%	35.0%
-300	200,320	8.9%	45.0%

October 31, 2010 Data
(In Thousands)	Period Ending October 31, 2011
	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$66,098	$27,402	$38,696	-9.3%	20.0%
+200	63,465	23,146	40,319	-5.5%	15.0%
+100	60,661	18,891	41,770	-2.1%	10.0%
0	57,307	14,638	42,669	0.0%	0.0%
-100	54,005	13,794	40,211	-5.8%	10.0%
-200	51,995	13,732	38,263	-10.3%	15.0%
-300	51,507	13,732	37,775	-11.5%	20.0%

	Market Value of Portfolio Equity
	at October 31, 2010
	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$90,782	-28.4%	45.0%
+200	104,337	-17.7%	35.0%
+100	116,495	-8.1%	25.0%
0	126,789	0.0%	0.0%
-100	135,342	6.7%	25.0%
-200	162,919	28.5%	35.0%
-300	194,064	53.1%	45.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 5 of the consolidated financial statements, the Corporation recognized no OTTI charges on bank stocks in the first three months of 2011. The Corporation recognized OTTI charges on bank stocks totaling $10,000 in the first three months of 2010.

Equity securities held as of March 31, 2011 and December 31, 2010 are presented in Table XII. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2011.

TABLE XII - EQUITY SECURITIES RISK
(In Thousands)

	Mar. 31,	Dec. 31,
	2011	2010
Cost	$4,789	$4,589
Fair Value	6,586	6,009
Hypothetical 10% Decline In Market Value	(659)	(601)
Hypothetical 20% Decline In Market Value	(1,317)	(1,202)

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

Item 1A.   Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed March 1, 2011.

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

CITIZENS & NORTHERN CORPORATION

May 6, 2011	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

May 6, 2011	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer