Form 10-Q
period 2011-06-30
CITIZENS & NORTHERN CORP
filed 2011-08-08
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated filer  ☒   Non-accelerated filer  ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)	12,154,287 Shares Outstanding on August 2, 2011

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) – June 30, 2011 and December 31, 2010	Page 3

Consolidated Statement of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2011 and 2010	Page 4

Consolidated Statement of Cash Flows (Unaudited) - Six Months Ended June 30, 2011 and 2010	Page 5

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) - Six Months Ended June 30, 2011 and 2010	Page 6

Notes to Consolidated Financial Statements	Pages 7 - 31

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 32 - 50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 50 – 53

Item 4. Controls and Procedures	Page 53

Part II. Other Information	Pages 54 – 55

Signatures	Page 56

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

Exhibit 32. Section 1350 Certifications

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (Unaudited)	June 30,	December 31,
(In Thousands Except Share Data)	2011	2010

ASSETS
Cash and due from banks:
Noninterest-bearing	$15,187	$16,840
Interest-bearing	34,205	29,461
Total cash and cash equivalents	49,392	46,301
Available-for-sale securities	464,214	443,956
Loans held for sale	167	5,247

Loans receivable	713,936	730,411
Allowance for loan losses	(8,269)	(9,107)
Loans, net	705,667	721,304
Bank-owned life insurance	22,076	21,822
Accrued interest receivable	4,952	4,960
Bank premises and equipment, net	21,844	22,636
Foreclosed assets held for sale	1,665	537
Deferred tax asset, net	10,099	16,054
Intangible asset - Core deposit intangibles	269	326
Intangible asset - Goodwill	11,942	11,942
Other assets	17,363	21,503
TOTAL ASSETS	$1,309,650	$1,316,588

LIABILITIES
Deposits:
Noninterest-bearing	$165,424	$158,767
Interest-bearing	829,937	845,581
Total deposits	995,361	1,004,348
Short-term borrowings	20,343	18,413
Long-term borrowings	133,182	148,495
Accrued interest and other liabilities	7,071	6,388
TOTAL LIABILITIES	1,155,957	1,177,644

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2011 and 2010; issued 12,432,768 at June 30, 2011 and 12,408,212 at December 31, 2010	12,433	12,408
Paid-in capital	67,086	66,648
Retained earnings	73,902	65,920
Treasury stock, at cost; 278,375 shares at June 30, 2011 and 254,614 shares at December 31, 2010	(4,714)	(4,431)
Sub-total	148,707	140,545
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	5,299	(1,351)
Defined benefit plans	(313)	(250)
Total accumulated other comprehensive income (loss)	4,986	(1,601)
TOTAL STOCKHOLDERS' EQUITY	153,693	138,944
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,309,650	$1,316,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF OPERATIONS	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data) (Unaudited)	June 30,	June 30,	6 Months Ended June 30,
	2011	2010	2011	2010
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$10,854	$11,009	$21,722	$21,959
Interest on balances with depository institutions	16	38	32	76
Interest on loans to political subdivisions	372	399	747	797
Interest on trading securities	0	0	0	1
Income from available-for-sale and held-to-maturity securities:
Taxable	2,849	2,699	5,542	5,784
Tax-exempt	1,291	1,184	2,575	2,365
Dividends	61	57	123	137
Total interest and dividend income	15,443	15,386	30,741	31,119
INTEREST EXPENSE
Interest on deposits	2,267	3,058	4,835	6,215
Interest on short-term borrowings	8	51	14	151
Interest on long-term borrowings	1,353	1,927	2,795	3,930
Total interest expense	3,628	5,036	7,644	10,296
Net interest income	11,815	10,350	23,097	20,823
Provision (credit) for loan losses	31	76	(161)	283
Net interest income after provision (credit) for loan losses	11,784	10,274	23,258	20,540
OTHER INCOME
Service charges on deposit accounts	1,225	1,190	2,356	2,283
Service charges and fees	207	210	425	403
Trust and financial management revenue	946	830	1,823	1,729
Interchange revenue from debit card transactions	485	423	937	799
Net gains from sale of loans	155	137	414	203
Increase in cash surrender value of life insurance	132	119	254	231
Insurance commissions, fees and premiums	58	61	126	121
Impairment loss on limited partnership investment	0	0	(948)	0
Other operating income	465	290	841	1,039
Sub-total	3,673	3,260	6,228	6,808
Total other-than-temporary impairment losses on available-for-sale securities	0	0	0	(381)
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	0	(2)	0	(52)
Net impairment losses recognized in earnings	0	(2)	0	(433)
Realized gains on available-for-sale securities, net	163	321	2,002	810
Net realized gains on available-for-sale securities	163	319	2,002	377
Total other income	3,836	3,579	8,230	7,185
OTHER EXPENSES
Salaries and wages	3,469	3,199	6,870	6,277
Pensions and other employee benefits	1,018	983	2,324	1,922
Occupancy expense, net	665	651	1,397	1,350
Furniture and equipment expense	453	542	937	1,110
FDIC Assessments	189	415	514	819
Pennsylvania shares tax	320	306	639	611
Other operating expense	1,680	1,607	3,376	3,611
Total other expenses	7,794	7,703	16,057	15,700
Income before income tax provision	7,826	6,150	15,431	12,025
Income tax provision	2,129	1,281	4,193	2,718
Net income	5,697	4,869	11,238	9,307
U.S Treasury preferred dividends	0	372	0	745
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,697	$4,497	$11,238	$8,562
Net income per share – basic	$0.47	$0.37	$0.92	$0.71
Net income per share – diluted	$0.47	$0.37	$0.92	$0.71

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENT OF CASH FLOWS	Six Months Ended June 30,
(In Thousands) (Unaudited)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,238	$9,307
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(161)	283
Realized gains on available-for-sale securities, net	(2,002)	(377)
Loss on sale of foreclosed assets, net	43	36
Depreciation expense	1,058	1,209
Gain on disposition of premises and equipment	0	(449)
Accretion and amortization on securities, net	753	1,273
Accretion and amortization on loans, deposits and borrowings, net	(18)	(126)
Amortization of mortgage servicing rights	29	0
Impairment loss on limited partnership interest	948	0
Increase in cash surrender value of life insurance	(254)	(231)
Stock-based compensation	351	32
Amortization of core deposit intangibles	57	88
Deferred income taxes	2,562	440
Gains on sales of mortgage loans, net	(414)	(203)
Origination of mortgage loans for sale	(8,453)	(12,830)
Proceeds from sales of mortgage loans	13,807	13,513
Net decrease in trading securities	0	1,045
Decrease in accrued interest receivable and other assets	2,750	3,371
Increase (decrease) in accrued interest payable and other liabilities	507	(253)
Net Cash Provided by Operating Activities	22,801	16,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	0	300
Proceeds from sales of available-for-sale securities	16,615	45,522
Proceeds from calls and maturities of available-for-sale securities	54,054	85,954
Purchase of available-for-sale securities	(79,627)	(159,082)
Redemption of Federal Home Loan Bank of Pittsburgh stock	796	0
Net decrease (increase) in loans	14,424	(3,202)
Purchase of premises and equipment	(266)	(335)
Proceeds from disposition of premises and equipment	0	100
Purchase of investment in limited liability entity	(200)	0
Return of principal on limited liability entity investments	70	23
Proceeds from sale of foreclosed assets	230	408
Net Cash Provided by (Used in) Investing Activities	6,096	(30,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(8,996)	41,746
Net increase (decrease) in short-term borrowings	1,930	(11,097)
Repayments of long-term borrowings	(15,313)	(22,300)
Purchase of treasury stock	(571)	0
Sale of treasury stock	16	0
Tax benefit from compensation plans	31	18
US Treasury preferred dividends paid	0	(662)
Common dividends paid	(2,903)	(1,934)
Net Cash (Used in) Provided by Financing Activities	(25,806)	5,771
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,091	(8,413)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,301	92,065
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,392	$83,652
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$1,401	$434
Interest paid	$7,694	$10,566
Income taxes paid	$400	$176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2011 and 2010
(In Thousands Except Per Share Data)					Accum. Other
(Unaudited)	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Six Months Ended June 30, 2011:
Balance, December 31, 2010	$0	$12,408	$66,648	$65,920	$(1,601)	$(4,431)	$138,944
Comprehensive income:
Net income				11,238			11,238
Unrealized gain on securities, net of reclassification and tax					6,650		6,650
Other comprehensive loss related to defined benefit plans					(63)		(63)
Total comprehensive income							17,825
Cash dividends declared on common stock, $.27 per share				(3,287)			(3,287)
Shares issued for dividend reinvestment plan		25	359				384
Treasury stock purchased						(571)	(571)
Shares issued from treasury related to exercise of stock options			(3)			19	16
Restricted stock granted			(272)			272	0
Forfeiture of restricted stock			3			(3)	0
Stock-based compensation expense			351				351
Tax benefit from employee benefit plan				31			31
Balance, June 30, 2011	$0	$12,433	$67,086	$73,902	$4,986	$(4,714)	$153,693
Six Months Ended June 30, 2010:
Balance, December 31, 2009	$25,749	$12,374	$66,726	$53,027	$(891)	$(4,575)	$152,410
Comprehensive income:
Net income				9,307			9,307
Unrealized gain on securities, net of reclassification and tax					2,206		2,206
Other comprehensive income related to defined benefit plans					118		118
Total comprehensive income							11,631
Accretion of discount associated with
U.S. Treasury preferred stock	84			(84)			0
Cash dividends on U.S. Treasury preferred stock				(661)			(661)
Cash dividends declared on common stock, $.17 per share				(2,061)			(2,061)
Shares issued for dividend reinvestment plan		10	116				126
Restricted stock granted			(159)			159	0
Forfeiture of restricted stock			15			(15)	0
Stock-based compensation expense			32				32
Tax benefit from employee benefit plan				18			18
Balance, June 30, 2010	$25,833	$12,384	$66,730	$59,546	$1,433	$(4,431)	$161,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

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

Operating results reported for the three-month and six-month periods ended June 30, 2011 might not be indicative of the results for the year ending December 31, 2011. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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
	Net Income	Weighted-
	Available	Average	Earnings
	to Common	Common	Per
	Shareholders	Shares	Share
Six Months Ended June 30, 2011
Earnings per common share – basic	$11,238,000	12,176,027	$0.92
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		93,266
Hypothetical share repurchase at $15.58		(90,140)
Earnings per common share - diluted	$11,238,000	12,179,153	$0.92

Six Months Ended June 30, 2010
Earnings per common share – basic and diluted	$8,562,000	12,119,358	$0.71

Quarter Ended June 30, 2011
Earnings per common share – basic	$5,697,000	12,177,110	$0.47
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		92,449
Hypothetical share repurchase at $15.58		(89,360)
Earnings per common share - diluted	$5,697,000	12,180,199	$0.47

Quarter Ended June 30, 2010
Earnings per common share – basic and diluted	$4,497,000	12,125,072	$0.37

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stock options and a warrant that were anti-dilutive were excluded from net income per share calculations.  Weighted-average common shares available from anti-dilutive instruments totaled 225,245 shares in the six-month period ended June 30, 2011, 454,900 shares in the six months ended June 30, 2010, 224,063 shares in the second quarter 2011 and 429,393 shares in the second quarter 2010.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive income, and the related tax effects, are as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$5,697	$4,869	$11,238	$9,307

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	5,949	3,966	12,074	3,724
Reclassification adjustment for gains realized in income	(163)	(319)	(2,002)	(377)
Other comprehensive gain before income tax	5,786	3,647	10,072	3,347
Income tax related to other comprehensive gain	1,965	1,245	3,422	1,141
Other comprehensive gain on available-for-sale securities	3,821	2,402	6,650	2,206

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	(3)	(14)	(122)	152
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	14	13	27	27
Other comprehensive gain (loss) before income tax	11	(1)	(95)	179
Income tax related to other comprehensive gain (loss)	4	0	(32)	61
Other comprehensive gain (loss) on unfunded retirement obligations	7	(1)	(63)	118

Net other comprehensive gain	3,828	2,401	6,587	2,324

Total comprehensive income	$9,525	$7,270	$17,825	$11,631

The Corporation recognized other comprehensive income of $52,000 before income tax ($34,000 after income tax) related to available-for-sale debt securities for which a portion of an other-than-temporary impairment (OTTI) loss was recognized in earnings in the six months ended June 30, 2010, including other comprehensive income of $2,000 before income tax ($1,000 after income tax) in the second quarter 2010.

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

At June 30, 2011 and December 31, 2010, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		June 30, 2011
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$34,076	$0	$34,076
Obligations of states and political subdivisions:
Tax-exempt	0	125,326	0	125,326
Taxable	0	12,743	0	12,743
Mortgage-backed securities	0	116,302	0	116,302
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	152,156	0	152,156
Corporate bonds	0	1,010	0	1,010
Trust preferred securities issued by individual institutions	0	8,123	0	8,123
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,207	7,207
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	450,396	7,207	457,603
Marketable equity securities	6,611	0	0	6,611
Total available-for-sale securities	6,611	450,396	7,207	464,214
Servicing rights	0	0	315	315
Total assets measured at fair value on a recurring basis	$6,611	$450,396	$7,522	$464,529

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$44,247	$0	$44,247
Obligations of states and political subdivisions:
Tax-exempt	4,574	115,301	0	119,875
Taxable	1,125	6,542	0	7,667
Mortgage-backed securities	0	118,386	0	118,386
Collateralized mortgage obligations,
Issued by U.S. Government agencies	9,117	121,709	0	130,826
Corporate bonds	0	1,027	0	1,027
Trust preferred securities issued by individual institutions	0	7,838	0	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	7,400
Other collateralized debt obligations	0	681	0	681
Total debt securities	14,816	415,731	7,400	437,947
Marketable equity securities	6,009	0	0	6,009
Total available-for-sale securities	20,825	415,731	7,400	443,956
Servicing rights	0	0	204	204
Total assets measured at fair value on a recurring basis	$20,825	$415,731	$7,604	$444,160

Debt securities with a fair value of $14,816,000 at December 31, 2010 were transferred from Level 1 to Level 2 in the first quarter 2011 in the table above.  These securities were purchased in the month of December 2010, and their fair values at December 31, 2010 were determined based on the Corporation’s purchase prices.  The fair values of these securities were determined at June 30, 2011 based on price estimates provided by an independent valuation service based on Level 2 inputs.

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

Management has calculated the fair value of the Corporation’s senior tranche pooled trust-preferred security by applying a discount rate to the estimated cash flows.  In the first two quarters of 2011, management’s estimate of cash flows from the senior tranche security changed significantly from the estimates in previous quarters based on the level and timing of assumed prepayments that changed for some of the underlying issuers. Management used the cash flow estimates determined using the process described in Note 5 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI).  Management used a discount rate considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the security.  In establishing the discount rate, management considered: (1) the implied discount rate as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rate for the change in the spread between indicative market rates over corresponding risk-free rates; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimate of cash flows and the discount rate used to calculate the fair value of the pooled trust-preferred security were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of a fair value that would be substantially different than the amount calculated by management.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable information:

	3 Months Ended		Fiscal Year To Date
	June 30,	June 30,	6 Months Ended June 30,
	2011	2010	2011	2010
	(Current)	(Prior Year)	(Current)	(Prior Year)
Balance, beginning of period	$9,038	$8,552	$7,400	$9,114
Accretion and amortization, net	(14)	(37)	(34)	(215)
Proceeds from sales and calls	(2,060)	(524)	(2,085)	(524)
Realized gains, net	50	0	75	0
Unrealized losses included in earnings	0	(2)	0	(423)
Unrealized gains included in other comprehensive income	193	251	1,851	288
Balance, end of period	$7,207	$8,240	$7,207	$8,240

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 5, and are included in net impairment losses recognized in earnings in the consolidated statement of operations.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans, foreclosed real estate assets held for sale and servicing rights.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at June 30, 2011 and December 31, 2010 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $2,467,000 at June 30, 2011 and $3,169,000 at December 31, 2010.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $1,665,000 at June 30, 2011 and $537,000 at December 31, 2010.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2011 and December 31, 2010. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$49,392	$49,392	$46,301	$46,301
Available-for-sale securities	464,214	464,214	443,956	443,956
Restricted equity securities	7,491	7,491	8,286	8,286
Loans held for sale	167	167	5,247	5,249
Loans, net	705,667	710,476	721,304	728,744
Accrued interest receivable	4,952	4,952	4,960	4,960
Servicing rights	315	315	204	204

Financial liabilities:
Deposits	995,361	1,000,260	1,004,348	1,012,247
Short-term borrowings	20,343	20,085	18,413	18,240
Long-term borrowings	133,182	153,717	148,495	171,877
Accrued interest payable	371	371	430	430

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

5. SECURITIES

Amortized cost and fair value of available-for-sale securities at June 30, 2011 and December 31, 2010 are summarized as follows:

		June 30, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$33,530	$546	$0	$34,076
Obligations of states and political subdivisions:
Tax-exempt	127,670	1,900	(4,244)	125,326
Taxable	12,652	102	(11)	12,743
Mortgage-backed securities	111,140	5,193	(31)	116,302
Collateralized mortgage obligations, Issued by U.S. Government agencies	149,946	2,309	(99)	152,156
Corporate bonds	1,000	10	0	1,010
Trust preferred securities issued by individual institutions	6,793	1,464	(134)	8,123
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	7,913	0	(706)	7,207
Other collateralized debt obligations	660	0	0	660
Total debt securities	451,304	11,524	(5,225)	457,603
Marketable equity securities	4,883	1,795	(67)	6,611
Total	$456,187	$13,319	$(5,292)	$464,214

		December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$44,005	$270	$(28)	$44,247
Obligations of states and political subdivisions:
Tax-exempt	127,210	546	(7,882)	119,874
Taxable	7,808	1	(141)	7,668
Mortgage-backed securities	113,176	5,381	(171)	118,386
Collateralized mortgage obligations, Issued by U.S. Government agencies	131,040	869	(1,083)	130,826
Corporate bonds	1,000	27	0	1,027
Trust preferred securities issued by individual institutions	6,535	1,694	(391)	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	9,957	0	(2,557)	7,400
Other collateralized debt obligations	681	0	0	681
Total debt securities	441,412	8,788	(12,253)	437,947
Marketable equity securities	4,589	1,496	(76)	6,009
Total	$446,001	$10,284	$(12,329)	$443,956

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

June 30, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$28,246	$(1,258)	$30,986	$(2,986)	$59,232	$(4,244)
Taxable	2,287	(11)	0	0	2,287	(11)
Mortgage-backed securities	4,737	(31)	0	0	4,737	(31)
Collateralized mortgage obligations, Issued by U.S. Government agencies	17,012	(97)	5,535	(2)	22,547	(99)
Trust preferred securities issued by individual institutions	0	0	866	(134)	866	(134)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,207	(706)	7,207	(706)
Total debt securities	52,282	(1,397)	44,594	(3,828)	96,876	(5,225)
Marketable equity securities	510	(13)	101	(54)	611	(67)
Total temporarily impaired available-for-sale securities	$52,792	$(1,410)	$44,695	$(3,882)	$97,487	$(5,292)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,230	$(28)	$0	$0	$10,230	$(28)
Obligations of states and political subdivisions:
Tax-exempt	53,119	(2,533)	28,622	(5,349)	81,741	(7,882)
Taxable	6,542	(141)	0	0	6,542	(141)
Mortgage-backed securities	13,141	(171)	0	0	13,141	(171)
Collateralized mortgage obligations, Issued by U.S. Government agencies	56,257	(1,083)	0	0	56,257	(1,083)
Trust preferred securities issued by individual institutions	0	0	5,825	(391)	5,825	(391)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	(2,557)	7,400	(2,557)
Total debt securities	139,289	(3,956)	41,847	(8,297)	181,136	(12,253)
Marketable equity securities	710	(76)	0	0	710	(76)
Total temporarily impaired available-for-sale securities	$139,999	$(4,032)	$41,847	$(8,297)	$181,846	$(12,329)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)	3 Months Ended		6 months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Gross realized gains	$169	$327	$2,009	$818
Gross realized losses	(6)	(8)	(7)	(441)
Net realized gains	$163	$319	$2,002	$377
Income tax provision related to net realized gains	$55	$108	$681	$128

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The maturities of available-for-sale debt securities at June 30, 2011 are summarized as follows:

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$7,732	$9,155
Due after one year through five years	50,559	51,303
Due after five years through ten years	76,489	77,383
Due after ten years	316,524	319,762
Total	$451,304	$457,603

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Trust preferred securities issued by individual institutions	$0	$0	$0	$(320)
Pooled trust preferred securities - mezzanine tranches	0	(2)	0	(103)
Marketable equity securities (bank stocks)	0	0	0	(10)
Net impairment losses recognized in earnings	$0	$(2)	$0	$(433)

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2011 is provided below.

Debt Securities

At June 30, 2011, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at June 30, 2011 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At June 30, 2011, the total amortized cost basis of municipal bonds with no external credit ratings was $24,868,000, with an aggregate unrealized loss of $2,370,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

At June 30, 2011, the Corporation held one municipal bond with an external credit rating below investment grade. The bond had an amortized cost basis of $1,128,000, with an unrealized gain of $60,000. At the time of purchase, this bond held a rating of “A” from an external credit rating agency and was considered investment grade. During the second quarter 2011, the external credit rating agency downgraded the bond’s rating to “BB”, which is considered to be below investment grade, citing extended delays in the issuer’s publication of financial statements. The affected municipal bond has continued to make scheduled interest payments.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides information related to trust preferred securities issued by individual institutions as of June 30, 2011:

(In Thousands)						Moody's/
					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,203	$5,277	$74	$0	Baa3/BB-/BB-
Carolina First Mortgage Loan Trust	The Toronto-Dominion Bank	$590	$1,980	1,390	(1,769)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	$1,000	$866	(134)	0	NR
Total		$6,793	$8,123	$1,330	$(1,769)

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to the Carolina First Mortgage Loan Trust security. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., the parent company of Carolina First. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The Corporation recorded $160,000 in accretion income during the second quarter 2011 and accretion income totaling $272,000 in the first six months of 2011. Management expects to record accretion income to offset the previous OTTI charges over the security’s remaining life, through May 2012.

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

During the first quarter 2011, management sold the Corporation’s holding of the mezzanine tranche of MMCAPS Funding I, Ltd. The security was sold for aggregate pretax proceeds of $1,485,000, which was recorded as a gain on the sale of securities in the first quarter.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of June 30, 2011:

	Amortized	Fair	Unrealized	Cumulative
Description	Cost	Value	Gain	OTTI
U.S. Capital Funding II, Ltd. (B-1)	$0	$0	$0	$(1,992)
U.S. Capital Funding II, Ltd. (B-2)	0	0	0	(2,973)
ALESCO Preferred Funding IX, Ltd.	0	0	0	(2,988)
Total	$0	$0	$0	$(7,953)

As of June 30, 2011, the Corporation’s investment in a senior tranche security (the senior tranche of MMCAPS Funding I, Ltd.) had an investment grade rating.  The senior tranche security, with an amortized cost of $7,913,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of June 30, 2011. The table that follows provides additional information related to the senior tranche of MMCAPS Funding I, Ltd.:

MMCAPS Funding I, Ltd. - Senior Tranche

Number of Banks Currently Performing	16
Moody's/Fitch Credit Ratings	A3/BBB (1)
Actual Deferrals and Defaults as % of Outstanding Collateral	32.3%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	23.9%
Excess Subordination as % of Performing Collateral	28.9%

(1) Ratings information is as of June 30, 2011. Fitch has the senior tranche of MMCAPS Funding I, Ltd. on negative outlook.

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three-month or six-month periods ended June 30, 2011. The Corporation’s pre-tax loss from pooled trust-preferred securities in the three months ended June 30, 2010 amounted to $2,000, with a pre-tax gain included in other comprehensive income of $2,000. Total OTTI from pooled trust-preferred securities in the six months ended June 30, 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $103,000, with a pre-tax other comprehensive gain of $52,000 included in other comprehensive income.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period	$0	$(5,831)	$0	$(10,695)

Reduction for securities losses realized during the period	0	5,833	0	10,798

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	0	(2)	0	(103)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$0	$0	$0	$0

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes  OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2011 and December 31, 2010 consisted exclusively of stocks of banking companies.  The Corporation recorded no OTTI losses related to bank stocks in the three-month or six-month periods ended June 30, 2011. The Corporation recorded no OTTI losses related to bank stocks in the second quarter 2010 but recorded OTTI totaling $10,000 in the first six months of 2010.  Management’s decision to record OTTI losses on bank stocks in 2010 was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement subsequent to June 30, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds.  At June 30, 2011, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings at June 30, 2011 were other than temporarily impaired.

During the three months ended June 30, 2011, the Corporation realized a gain of $89,000 from the sale of a bank stock for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $91,000 in the six months ended June 30, 2011 including $89,000 of realized gains from sales of stocks for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $134,000 in the three months ended June 30, 2010 including $42,000 of realized gains from sales of stocks for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $483,000 in the six months ended June 30, 2010 including $326,000 of realized gains from sales of stocks for which OTTI had been previously recognized.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $7,361,000 at June 30, 2011 and $8,156,000 at December 31, 2010.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2011 and December 31, 2010.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

Loans outstanding at June 30, 2011 and December 31, 2010 are summarized as follows:

Summary of Loans by Type
(In Thousands)	June 30,	% of	Dec. 31,	% of
	2011	Total	2010	Total
Consumer mortgage:
Residential mortgage loans - first liens	$334,300	46.82%	$333,012	45.59%
Residential mortgage loans - junior liens	30,214	4.23%	31,590	4.32%
Home equity lines of credit	28,544	4.00%	26,853	3.68%
1-4 Family residential construction	8,574	1.20%	14,379	1.97%
Total consumer mortgage	401,632	56.26%	405,834	55.56%
Commercial:
Commercial loans secured by real estate	157,282	22.03%	167,094	22.88%
Commercial and industrial	59,791	8.37%	59,005	8.08%
Political subdivisions	34,675	4.86%	36,480	4.99%
Commercial construction	24,726	3.46%	24,004	3.29%
Loans secured by farmland	10,927	1.53%	11,353	1.55%
Multi-family (5 or more) residential	7,514	1.05%	7,781	1.07%
Agricultural loans	3,182	0.45%	3,472	0.48%
Other commercial loans	576	0.08%	392	0.05%
Total commercial	298,673	41.83%	309,581	42.38%
Consumer	13,631	1.91%	14,996	2.05%
Total	713,936	100.00%	730,411	100.00%
Less: allowance for loan losses	(8,269)		(9,107)
Loans, net	$705,667		$721,304

The Corporation grants loans to individuals as well as commercial and tax-exempt entities.  Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank.  Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region.  There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2011 or December 31, 2010.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments.  As of June 30, 2011 and December 31, 2010, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the year to date and the most recent quarter were as follows:
	December 31,				June 30,
(In Thousands)	2010 Balance	Charge- offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$2,745	$(28)	$0	$333	$3,050
Residential mortgage loans - junior liens	334	(51)	0	10	293
Home equity lines of credit	218	0	0	2	220
1-4 Family residential construction	208	0	0	(141)	67
Total consumer mortgage	3,505	(79)	0	204	3,630
Commercial:
Commercial loans secured by real estate	3,314	(535)	0	(277)	2,502
Commercial and industrial	862	(199)	177	68	908
Political subdivisions	0	0	0	0	0
Commercial construction	590	0	0	(309)	281
Loans secured by farmland	139	0	0	(5)	134
Multi-family (5 or more) residential	63	0	0	12	75
Agricultural loans	32	0	0	(3)	29
Other commercial loans	0	0	0	5	5
Total commercial	5,000	(734)	177	(509)	3,934
Consumer	289	(84)	43	27	275
Unallocated	313			117	430

Total Allowance for Loan Losses	$9,107	$(897)	$220	$(161)	$8,269

	March 31,				June 30,
(In Thousands)	2011 Balance	Charge- offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$3,150	$(27)	$0	$(73)	$3,050
Residential mortgage loans - junior liens	305	0	0	(12)	293
Home equity lines of credit	212	0	0	8	220
1-4 Family residential construction	62	0	0	5	67
Total consumer mortgage	3,729	(27)	0	(72)	3,630
Commercial:
Commercial loans secured by real estate	3,118	(535)	0	(81)	2,502
Commercial and industrial	842	(199)	176	89	908
Political subdivisions	0	0	0	0	0
Commercial construction	271	0	0	10	281
Loans secured by farmland	142	0	0	(8)	134
Multi-family (5 or more) residential	77	0	0	(2)	75
Agricultural loans	29	0	0	0	29
Other commercial loans	8	0	0	(3)	5
Total commercial	4,487	(734)	176	5	3,934
Consumer	275	(39)	16	23	275
Unallocated	355			75	430

Total Allowance for Loan Losses	$8,846	$(800)	$192	$31	$8,269

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of both June 30, 2011 and December 31, 2010:

June 30, 2011:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer mortgage:
Residential mortgage loans - first liens	$318,969	$2,573	$12,548	$210	$334,300
Residential mortgage loans - junior liens	28,606	632	968	8	30,214
Home equity lines of credit	27,890	309	345	0	28,544
1-4 Family residential construction	8,574	0	0	0	8,574
Total consumer mortgage	384,039	3,514	13,861	218	401,632
Commercial:
Commercial loans secured by real estate	142,026	9,006	5,077	1,173	157,282
Commercial and industrial	47,634	7,220	4,632	305	59,791
Political subdivisions	34,548	127	0	0	34,675
Commercial construction	22,854	241	1,631	0	24,726
Loans secured by farmland	7,513	2,406	970	38	10,927
Multi-family (5 or more) residential	7,498	0	16	0	7,514
Agricultural loans	2,929	209	44	0	3,182
Other commercial loans	576	0	0	0	576
Total commercial	265,578	19,209	12,370	1,516	298,673
Consumer	13,395	27	208	1	13,631

Totals	$663,012	$22,750	$26,439	$1,735	$713,936

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2010:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Consumer mortgage:
Residential mortgage loans - first liens	$318,813	$2,197	$11,778	$224	$333,012
Residential mortgage loans - junior liens	30,072	551	959	8	31,590
Home equity lines of credit	26,569	32	252	0	26,853
1-4 Family residential construction	13,582	0	797	0	14,379
Total consumer mortgage	389,036	2,780	13,786	232	405,834
Commercial:
Commercial loans secured by real estate	152,157	6,671	6,472	1,794	167,094
Commercial and industrial	45,779	8,235	4,533	458	59,005
Political subdivisions	36,480	0	0	70	36,480
Commercial construction	22,430	314	1,260	0	24,004
Loans secured by farmland	8,877	1,248	1,188	40	11,353
Multi-family (5 or more) residential	7,781	0	0	0	7,781
Agricultural loans	3,219	209	44	0	3,472
Other commercial loans	260	132	0	0	392
Total commercial	276,983	16,809	13,497	2,292	309,581
Consumer	14,696	33	265	2	14,996

Totals	$680,715	$19,622	$27,548	$2,526	$730,411

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment.  The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors.  Further, the consumer mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans.  The majority of the Corporation’s commercial segment loans (approximately 68% at June 30, 2011) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values.  The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful.  Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.  Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance.  The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collective-ly Evaluated” column in the tables summarizing the allowance and associated loan balances as of June 30, 2011 and December 31, 2010.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2011 and December 31, 2010:

June 30, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Consumer mortgage:
Residential mortgage loans - first liens	$1,371	$332,929	$334,300
Residential mortgage loans - junior liens	136	30,078	30,214
Home equity lines of credit	0	28,544	28,544
1-4 Family residential construction	0	8,574	8,574
Total consumer mortgage	1,507	400,125	401,632
Commercial:
Commercial loans secured by real estate	1,860	155,422	157,282
Commercial and industrial	802	58,989	59,791
Political subdivisions	0	34,675	34,675
Commercial construction	978	23,748	24,726
Loans secured by farmland	930	9,997	10,927
Multi-family (5 or more) residential	0	7,514	7,514
Agricultural loans	39	3,143	3,182
Other commercial loans	0	576	576
Total commercial	4,609	294,064	298,673
Consumer	58	13,573	13,631

Total Loans	$6,174	$707,762	$713,936

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

June 30, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$455	$2,595	$3,050
Residential mortgage loans - junior liens	25	268	293
Home equity lines of credit	0	220	220
1-4 Family residential construction	0	67	67
Total consumer mortgage	480	3,150	3,630
Commercial:
Commercial loans secured by real estate	650	1,852	2,502
Commercial and industrial	294	614	908
Political subdivisions	0	0	0
Commercial construction	65	216	281
Loans secured by farmland	35	99	134
Multi-family (5 or more) residential	0	75	75
Agricultural loans	0	29	29
Other commercial loans	0	5	5
Total commercial	1,044	2,890	3,934
Consumer	58	217	275
Unallocated			430

Total Allowance for Loan Losses	$1,582	$6,257	$8,269

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Consumer mortgage:
Residential mortgage loans - first liens	$442	$332,570	$333,012
Residential mortgage loans - junior liens	239	31,351	31,590
Home equity lines of credit	0	26,853	26,853
1-4 Family residential construction	994	13,385	14,379
Total consumer mortgage	1,675	404,159	405,834
Commercial:
Commercial loans secured by real estate	3,818	163,276	167,094
Commercial and industrial	931	58,074	59,005
Political subdivisions	0	36,480	36,480
Commercial construction	1,197	22,807	24,004
Loans secured by farmland	931	10,422	11,353
Multi-family (5 or more) residential	0	7,781	7,781
Agricultural loans	39	3,433	3,472
Other commercial loans	0	392	392
Total commercial	6,916	302,665	309,581
Consumer	57	14,939	14,996

Total Loans	$8,648	$721,763	$730,411

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Consumer mortgage:
Residential mortgage loans - first liens	$98	$2,647	$2,745
Residential mortgage loans - junior liens	80	254	334
Home equity lines of credit	0	218	218
1-4 Family residential construction	100	108	208
Total consumer mortgage	278	3,227	3,505
Commercial:
Commercial loans secured by real estate	1,335	1,979	3,314
Commercial and industrial	202	660	862
Political subdivisions	0	0	0
Commercial construction	380	210	590
Loans secured by farmland	36	103	139
Multi-family (5 or more) residential	0	63	63
Agricultural loans	0	32	32
Other commercial loans	0	0	0
Total commercial	1,953	3,047	5,000
Consumer	57	232	289
Unallocated			313

Total Allowance for Loan Losses	$2,288	$6,506	$9,107

Summary information related to impaired and restructured loans as of June 30, 2011 and December 31, 2010 is as follows:
	As of	As of
(In Thousands)	June 30	Dec. 31
	2011	2010
Impaired loans with a valuation allowance	$4,049	$5,457
Impaired loans without a valuation allowance	2,125	3,191
Total impaired loans	$6,174	$8,648
Valuation allowance related to impaired loans	$1,582	$2,288

Restructured loans (troubled debt restructurings)	$4,303	$645

The average investment in impaired loans was $8,020,000 for the six months ended June 30, 2011 compared to $6,142,000 for the year 2010.  Interest income recognized on impaired loans was $86,000 for the six months ended   June 30, 2011 compared to $204,000 for the year 2010 with all interest recognized on a cash basis.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:
	June 30, 2011		December 31, 2010
	Past Due		Past Due
(In Thousands)	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Consumer mortgage:
Residential mortgage loans - first liens	$334	$3,137	$571	$3,301
Residential mortgage loans - junior liens	21	114	0	218
1-4 Family residential construction	0	0	0	797
Total consumer mortgage	355	3,251	571	4,316
Commercial:
Commercial loans secured by real estate	125	1,863	60	3,666
Commercial and industrial	18	480	0	611
Commercial construction	0	978	0	1,197
Loans secured by farmland	54	929	90	932
Agricultural loans	0	40	0	40
Total commercial	197	4,290	150	6,446
Consumer	9	45	6	47

Totals	$561	$7,586	$727	$10,809

The table below presents a summary of the contractual aging of loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Consumer mortgage:
Residential mortgage loans - first liens	$327,859	$5,036	$1,405	$334,300
Residential mortgage loans - junior liens	29,761	377	76	30,214
Home equity lines of credit	28,344	200	0	28,544
1-4 Family residential construction	8,574	0	0	8,574
Total consumer mortgage	394,538	5,613	1,481	401,632

Commercial:
Commercial loans secured by real estate	155,565	419	1,298	157,282
Commercial and industrial	58,846	821	124	59,791
Political subdivisions	34,675	0	0	34,675
Commercial construction	24,479	247	0	24,726
Loans secured by farmland	9,937	45	945	10,927
Multi-family (5 or more) residential	7,505	9	0	7,514
Agricultural loans	3,142	0	40	3,182
Other commercial loans	576	0	0	576
Total commercial	294,725	1,541	2,407	298,673

Consumer	13,492	130	9	13,631

Totals	$702,755	$7,284	$3,897	$713,936

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	As of December 31, 2010
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Consumer mortgage:
Residential mortgage loans - first liens	$325,567	$5,132	$2,313	$333,012
Residential mortgage loans - junior liens	30,997	436	157	31,590
Home equity lines of credit	26,744	109	0	26,853
1-4 Family residential construction	14,379	0	0	14,379
Total consumer mortgage	397,687	5,677	2,470	405,834

Commercial:
Commercial loans secured by real estate	163,343	940	2,811	167,094
Commercial and industrial	58,474	319	212	59,005
Political subdivisions	36,480	0	0	36,480
Commercial construction	23,674	330	0	24,004
Loans secured by farmland	10,294	77	982	11,353
Multi-family (5 or more) residential	7,769	12	0	7,781
Agricultural loans	3,422	10	40	3,472
Other commercial loans	77	315	0	392
Total commercial	303,533	2,003	4,045	309,581

Consumer	14,686	289	21	14,996

Totals	$715,906	$7,969	$6,536	$730,411

Nonaccrual loans are included in the contractual aging immediately above and on the previous page.  A summary of the contractual aging of nonaccrual loans at June 30, 2011 and December 31, 2010 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2011 Nonaccrual Totals	$3,577	$673	$3,336	$7,586
December 31, 2010 Nonaccrual Totals	$4,156	$844	$5,809	$10,809

7. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage.  Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2011 and December 31, 2010, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the table that follows.  The Corporation uses a December 31 measurement date for this plan.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$0	$0	$42	$34
Interest cost	37	34	46	45
Expected return on plan assets	(36)	(33)	0	0
Amortization of transition (asset) obligation	0	0	18	18
Amortization of prior service cost	0	0	7	7
Recognized net actuarial loss	2	2	0	0
Net periodic benefit cost	$3	$3	$113	$104

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$0	$0	$21	$17
Interest cost	19	17	23	23
Expected return on plan assets	(18)	(16)	0	0
Amortization of transition (asset) obligation	0	0	9	9
Amortization of prior service cost	0	0	4	3
Recognized net actuarial loss	1	1	0	0
Net periodic benefit cost	$2	$2	$57	$52

In the first six months of 2011, the Corporation funded postretirement contributions totaling $29,000, with estimated annual postretirement contributions of $58,000 expected in 2011 for the full year.  The Corporation made a contribution to the defined benefit pension plan of $4,000 in the first quarter of 2011.  Based upon the related actuarial reports, the Corporation has no required further contributions to the Citizens Trust Company Retirement Plan for the 2011 plan year; however, the Corporation may elect to make discretionary contributions later in 2011.

8. STOCK-BASED COMPENSATION PLANS

In January 2011, the Corporation granted options to purchase a total of 93,674 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans.  The exercise price for the 2011 awards is $15.06 per share, based on the market price as of the date of grant.  In 2010, the Corporation made no awards of stock options.  Stock option expense is recognized over the vesting period of each option.  The Corporation expects total stock option expense for the year ending December 31, 2011 to be $279,000, which is the amount recognized for the first six months of 2011.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

In January 2011, the Corporation awarded a total of 15,622 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  Management has estimated restricted stock expense in the first six months of 2011 based on an assumption that the ROAE target for 2011 will be met.  In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan.  This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.

Total stock-based compensation expense is as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Stock options	$123	$0	$279	$0
Restricted stock	36	19	72	32

Total	$159	$19	$351	$32

9. INCOME TAXES

The net deferred tax asset at June 30, 2011 and December 31, 2010 represents the following temporary difference components:

	June 30,	Dec. 31,
(In Thousands)	2011	2010
Deferred tax assets:
Unrealized holding losses on securities	$0	$695
Defined benefit plans - ASC 835	166	134
Net realized losses on securities	3,436	5,755
Allowance for loan losses	2,894	3,186
Credit for alternative minimum tax paid	4,814	3,287
Net operating loss carryforwards	888	2,794
General business credit carryforwards	815	815
Other deferred tax assets	1,606	1,347
Total deferred tax assets	14,619	18,013

Deferred tax liabilities:
Unrealized holding gains on securities	2,730	0
Bank premises and equipment	1,570	1,649
Core deposit intangibles	94	114
Other deferred tax liabilities	126	196
Total deferred tax liabilities	4,520	1,959
Deferred tax asset, net	$10,099	$16,054

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through June 30, 2011.  Of the total deferred tax asset from realized losses on securities, $392,000 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The Corporation has available an estimated $2,612,000 of total unused operating loss carryforwards at June 30, 2011, including a capital loss carryforward of $369,000 expiring in 2015, and an estimated ordinary loss carryforward of $2,243,000 almost all of which expires in 2030.

The Corporation has available, unused tax credits of $815,000 at June 30, 2011 arising from investments in low income and elderly housing projects.  These tax credits may provide future benefits and, if unused, would expire in varying annual amounts from 2024 through 2030.

The provision for income tax for the three and six month periods ended June 30, 2011 and 2010 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates for the Corporation are as follows:

	Three Months Ended		Fiscal Year To Date
(All amounts in thousands)	June 30,	June 30,	Six Months Ended June 30,
	2011	2010	2011	2010
	(Current)	(Prior Year)	(Current)	(Prior Year)
Income before income tax provision	$7,826	$6,150	$15,431	$12,025
Income tax provision	2,129	1,281	4,193	2,718

Effective tax rate	27.20%	20.83%	27.17%	22.60%

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

10.  IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership.  This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010.  In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,044,000 at June 30, 2011.  Based on updated financial information, management prepared an estimated valuation based on cash flow analysis.  That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment.  Accordingly, management made the decision to completely write-off the limited partnership investment in the first quarter 2011.

11.  CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted.  In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  The Update includes various amendments, including amendments that: (1) clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change some particular principles or requirements for measuring fair value or disclosing information about fair value measurements.  Management believes there will be no changes in the Corporation’s procedures for determining fair value measurements as a result of this Update, but expects to provide additional quantitative disclosures about unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy.  The amendments in this ASU will be applied prospectively, and will be required for the Corporation beginning in the first quarter 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  The intent of this standard is to increase the prominence of comprehensive income in the financial statements.  This standard requires the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single format would include the traditional income statement and the components of other comprehensive income, total other comprehensive income and total comprehensive income.  In the two statement approach, the first statement would be the traditional income statement, which would be immediately followed by a separate statement which would include the components of other comprehensive income, total other comprehensive income and total comprehensive income.  The amendments in this ASU will be applied retrospectively, and will be required for the Corporation beginning in the first quarter 2012.

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

REFERENCES TO 2011 AND 2010

Unless otherwise noted, all references to “2011” in the following discussion of operating results are intended to mean the six months ended June 30, 2011, and similarly, references to “2010” relate to the six months ended June 30, 2010.

EARNINGS OVERVIEW

Net income available to common shareholders was $5,697,000, or $0.47 per share – basic and diluted in the second quarter 2011.  Second quarter 2011 earnings were up from $5,541,000, or $0.46 per share – basic and $0.45 per share – diluted in the first quarter 2011, and second quarter 2011 earnings were up 27% from net income per share of $0.37 in the second quarter 2010.  For the first six months of 2011, net income was $11,238,000, or $0.92 per share, up 29.6% from earnings per share of $0.71 for the first six months of 2010.

Some of the more significant fluctuations in the components of earnings are as follows:

•
Net interest income was $11,815,000 in the second quarter 2011, up $533,000 from the first quarter 2011 and up $1,465,000 from the second quarter 2010.  Year-to-date net interest income through June 30, 2011 totaled $23,097,000, or $2,274,000 (10.9%) higher than the total for the first six months of 2010.  The improvement in net interest income in 2011 has resulted from several factors, including ongoing reductions in cost of funds, reduction in outstanding borrowings and lower balances maintained in overnight investment with the Federal Reserve and other banks.  Net interest income includes accretion of $160,000 in the second quarter 2011, and $272,000 in the first six months of 2011, from the offset of a previous write-down on a security.

•
The provision for loan losses was $31,000 in the second quarter 2011, as compared to a credit (reduction in expense) of ($192,000) in the first quarter 2011 and a provision of $76,000 in the second quarter 2010.  For the first six months of 2011, the credit for loan losses was ($161,000), as compared to a provision for loan losses of $283,000 for the first six months of 2010.  The favorable loan loss results in the first half of 2011 and 2010 reflect the Corporation’s low levels of delinquencies and other loan-related credit problems, as compared to averages for comparable-sized peer banks.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

•
Noninterest revenue was $3,673,000 in the second quarter 2011, up from $2,555,000 in the first quarter 2011 and $3,260,000 in the second quarter 2010.  For the six months ended June 30, 2011, noninterest revenue totaled $6,228,000, down from $6,808,000 in the first six months of 2010.  The reduction in noninterest revenue in the first quarter 2011 resulted from an impairment loss of $948,000 related to an investment in a real estate limited partnership.  Excluding the impairment loss, noninterest revenue for the first six months of 2011 totaled $7,176,000, or 5.4% higher than the corresponding 2010 amount.

•
Gains from available-for-sale securities totaled $163,000 in the second quarter 2011, down from $1,839,000 in the first quarter 2011 and $319,000 in the second quarter 2010.  For the first six months of 2011, gains from available-for-sale securities were $2,002,000, considerably higher than the total gains of $377,000 for the first six months of 2010.  In the first quarter 2011, the Corporation realized gains of $1,510,000 from two pooled trust-preferred securities that had been written off in prior periods.

•
Noninterest expense totaled $7,794,000 in the second quarter 2011, down from $8,263,000 in the first quarter 2011 and up 1.2% from total noninterest expense of $7,703,000 in the second quarter 2010.  The reduction in noninterest expense in the second quarter 2011 as compared to the immediate prior quarter resulted mainly from reductions in payroll taxes and employee benefit expense and FDIC assessments.  Noninterest expense for the second quarter 2011 as compared to the second quarter 2010 reflected an increase of $270,000 in salaries and wages, including $122,000 from employee stock option compensation, and a decrease in FDIC assessments of $226,000.  In the six months ended June 30, 2011, total noninterest expense of $16,057,000 was 2.3% higher than for the first six months of 2010.  Total salaries and wages for the first six months of 2011 were $593,000 higher than in 2010, including employee stock option compensation of $244,000 and an increase of $132,000 in estimated incentive compensation.  Pensions and employee benefits expense was $402,000 higher in the first six months of 2011 than in the corresponding period of 2010, including higher estimated self-insured employee health insurance expense.  FDIC assessments were $305,000 lower in the first six months of 2011 than in the first six months of 2010.  Other operating expense was $235,000 lower in the first six months of 2011 than in the corresponding period of 2010, including reductions in public company-related expenses, loan collection, other real estate expenses and office expenses.

•
The provision for income taxes totaled $2,129,000 or 27.2% of pre-tax income in the second quarter 2011, up from $1,281,000 or 20.8% of pre-tax income in the second quarter 2010.  For the six months ended June 30, 2011, the provision for income taxes was $4,193,000 or 27.2% of pre-tax income, up from $2,718,000 or 22.6% of pre-tax income in the first six months of 2010.  The provision for income tax in the second quarter 2010 included a benefit (reduction in expense) of $225,000 resulting from a reduction in a valuation reserve.

•
In the third quarter 2010, the Corporation redeemed preferred stock that had previously been issued, and has had no preferred stock outstanding and no corresponding dividend costs in 2011.  In 2010, earnings available for common shareholders were impacted by dividends paid on preferred stock, including $372,000 in the second quarter 2010 and $745,000 for the first six months of 2010.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2011	2010	2010	2010	2010
Interest income	$15,443	$15,298	$15,500	$15,495	$15,386	$15,733
Interest expense	3,628	4,016	4,310	4,639	5,036	5,260
Net interest income	11,815	11,282	11,190	10,856	10,350	10,473
Provision (credit) for loan losses	31	(192)	719	189	76	207
Net Interest income after provision (credit) for loan losses	11,784	11,474	10,471	10,667	10,274	10,266
Other income	3,673	2,555	3,480	3,575	3,260	3,548
Net gains on available-for-sale securities	163	1,839	64	388	319	58
Other expenses	7,794	8,263	7,720	8,095	7,703	7,997
Income before income tax provision	7,826	7,605	6,295	6,535	6,150	5,875
Income tax provision	2,129	2,064	1,411	1,671	1,281	1,437
Net income	5,697	5,541	4,884	4,864	4,869	4,438
US Treasury preferred dividends	0	0	0	729	372	373
Net income available to common shareholders	$5,697	$5,541	$4,884	$4,135	$4,497	$4,065
Net income per common share – basic	$0.47	$0.46	$0.40	$0.34	$0.37	$0.34
Net income per common share – diluted	$0.47	$0.45	$0.40	$0.34	$0.37	$0.34

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As described in Note 5 to the consolidated financial statements, management evaluates securities for other-than-temporary impairment (OTTI).  In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery.  Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions.  Also, management’s estimates of cash flows used to evaluate OTTI of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security.

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2011 and June 30, 2010.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

Six-Month Periods Ended June 30, 2011 and 2010

For the six-month periods, fully taxable equivalent net interest income was $24,712,000 in 2011, $2,373,000 (10.6%) higher than in 2010.  As shown in Table IV, net changes in volume had the effect of increasing net interest income $2,100,000 in 2011 compared to 2010, and interest rate changes had the effect of increasing net interest income $273,000. The most significant components of the volume change in net interest income in 2011 were: an increase in interest income of $863,000 attributable to growth in the balance of available-for-sale securities and a decrease in interest expense of $1,026,000 attributable to a reduction in the balance of long-term borrowed funds. The most significant components of the rate change in net interest income in 2011 were: a decrease in interest income of $788,000 attributable to lower rates earned on available-for-sale securities and a decrease in interest expense of $1,195,000 due to lower rates paid on interest-bearing deposits. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.84% in 2011, as compared to 3.43% in 2010.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $32,356,000 in 2011, a decrease of 0.9% from 2010.  Income from available-for-sale securities increased $75,000 (0.8%), while interest and fees from loans decreased $306,000, or 1.3%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2011 increased to $458,733,000, an increase of $34,447,000, or 8.1% from 2010.  During 2010 and 2011, the Corporation increased the size of its tax-exempt municipal security portfolio. Net growth in the taxable available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations. The Corporation’s yield on taxable securities fell in 2010 and 2011 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less.  The average rate of return on available-for-sale securities was 4.17% for 2011 and 4.48% in 2010.

The average balance of gross loans increased 0.1% to $720,244,000 in 2011 from $719,731,000 in 2010. In spite of the challenging economic environment, the Corporation has experienced growth in the average balance of commercial loans. This growth has been partially offset by modest contraction in the balance of the residential mortgage and consumer loan portfolios, primarily resulting from management’s decision to sell a portion of newly originated residential mortgages on the secondary market. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.39% in 2011 and 6.48% in 2010.

The average balance of interest-bearing due from banks decreased to $30,561,000 in 2011 from $66,605,000 in 2010. This has consisted primarily of balances held by the Federal Reserve.  Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2010 and 2011 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years.  Also, in 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant.  These repurchases were completed during the third quarter 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $2,652,000, or 25.8%, to $7,644,000 in 2011 from $10,296,000 in 2010.  Table III shows that the overall cost of funds on interest-bearing liabilities fell to 1.55% in 2011 from 2.01% in 2010.

Total average deposits (interest-bearing and noninterest-bearing) increased 6.0%, to $1,002,444,000 in 2011 from $945,797,000 in 2010.  This increase came mainly in interest checking, savings accounts, and demand deposits; the increases were partially offset by a decrease in the average balance of certificates of deposit and Individual Retirement Accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts have decreased significantly in 2011 as compared to 2010.

Variable-rate accounts comprised $148,128,000 of the average balance in Individual Retirement Accounts in 2011 and $151,086,000 in 2010. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed and the rate paid was lowered to 1.50%, which was the rate in effect at June 30, 2011. As shown in Table III, the average rate on Individual Retirement Accounts decreased to 2.73% in 2011 from 3.09% in 2010.

Total average borrowed funds decreased $67,098,000 to $158,687,000 in 2011 from $225,785,000 in 2010.  During 2010 and 2011, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.57% in 2011, down from 3.64% in 2010.

Three-Month Periods Ended June 30, 2011 and 2010

Except as noted below, significant changes in the three-month results are consistent with the discussion of the six-month results provided in the previous section.

For the three-month periods, fully taxable equivalent net interest income was $12,627,000 in 2011, $1,515,000 (13.6%) higher than in 2010.  As shown in Table IV, net changes in volume had the effect of increasing net interest income $962,000 in 2011 compared to 2010, and interest rate changes had the effect of increasing net interest income $553,000. As presented in Table III, the “Interest Rate Spread” was 3.92% in 2011, as compared to 3.35% in 2010.

Interest income totaled $16,255,000 in 2011, an increase of 0.7% from 2010.  Income from available-for-sale securities increased $322,000, while interest and fees from loans decreased $193,000, or 1.7%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2011 increased to $463,338,000, an increase of $29,693,000, or 6.8% from 2010.  The average rate of return on available-for-sale securities was 4.18% for 2011 and 4.17% in 2010. For the three-month period, the average balance of gross loans decreased 0.4% to $716,481,000 in 2011 from $719,204,000 in 2010. The average rate of return on loans was 6.39% in 2011 and 6.47% in 2010. The average balance of interest-bearing due from banks, mainly from balances held by the Federal Reserve, decreased to $29,385,000 in 2011 from $66,326,000 in 2010.

For the three-month period, interest expense fell $1,408,000, or 28.0%, to $3,628,000 in 2011 from $5,036,000 in 2010. Total average deposits (interest-bearing and noninterest-bearing) increased 4.4%, to $1,002,866,000 in 2011 from $960,211,000 in 2010.  Total average borrowed funds decreased $63,571,000 to $154,751,000 in 2011 from $218,322,000 in 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,910	$2,756	$154	$5,665	$5,919	$(254)
Tax-exempt	1,921	1,753	168	3,826	3,497	329
Total available-for-sale securities	4,831	4,509	322	9,491	9,416	75
Held-to-maturity securities,
Taxable	0	0	0	0	2	(2)
Trading securities	0	0	0	0	2	(2)
Interest-bearing due from banks	16	38	(22)	32	76	(44)
Federal funds sold	0	0	0	0	0	0
Loans:
Taxable	10,854	11,009	(155)	21,722	21,959	(237)
Tax-exempt	554	592	(38)	1,111	1,180	(69)
Total loans	11,408	11,601	(193)	22,833	23,139	(306)
Total Interest Income	16,255	16,148	107	32,356	32,635	(279)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	117	227	(110)	247	434	(187)
Money market	140	231	(91)	291	480	(189)
Savings	48	47	1	104	91	13
Certificates of deposit	1,001	1,299	(298)	2,042	2,725	(683)
Individual Retirement Accounts	960	1,252	(292)	2,149	2,482	(333)
Other time deposits	1	2	(1)	2	3	(1)
Total interest-bearing deposits	2,267	3,058	(791)	4,835	6,215	(1,380)
Borrowed funds:
Short-term	8	51	(43)	14	151	(137)
Long-term	1,353	1,927	(574)	2,795	3,930	(1,135)
Total borrowed funds	1,361	1,978	(617)	2,809	4,081	(1,272)
Total Interest Expense	3,628	5,036	(1,408)	7,644	10,296	(2,652)

Net Interest Income	$12,627	$11,112	$1,515	$24,712	$22,339	$2,373

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2011	Return/	6/30/2010	Return/	6/30/2011	Return/	6/30/2010	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$335,289	3.48%	$324,555	3.41%	$331,219	3.45%	$315,809	3.78%
Tax-exempt	128,049	6.02%	109,090	6.45%	127,514	6.05%	108,477	6.50%
Total available-for-sale securities	463,338	4.18%	433,645	4.17%	458,733	4.17%	424,286	4.48%
Held-to-maturity securities,
Taxable	0	0.00%	0	0.00%	0	0.00%	76	5.27%
Trading securities	0	0.00%	0	0.00%	0	0.00%	58	6.99%
Interest-bearing due from banks	29,385	0.22%	66,326	0.23%	30,561	0.21%	66,605	0.23%
Federal funds sold	0	0.00%	96	0.00%	0	0.00%	78	0.00%
Loans:
Taxable	681,675	6.39%	682,956	6.47%	685,305	6.39%	683,425	6.48%
Tax-exempt	34,806	6.38%	36,248	6.55%	34,939	6.41%	36,306	6.55%
Total loans	716,481	6.39%	719,204	6.47%	720,244	6.39%	719,731	6.48%
Total Earning Assets	1,209,204	5.39%	1,219,271	5.31%	1,209,538	5.39%	1,210,834	5.44%
Cash	17,631		17,807		17,310		17,367
Unrealized gain/loss on securities	5,805		906		2,626		354
Allowance for loan losses	(8,938)		(8,523)		(9,069)		(8,467)
Bank premises and equipment	22,114		23,699		22,293		23,930
Intangible Asset - Core Deposit Intangible	287		438		301		461
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	56,349		78,503		58,541		78,846
Total Assets	$1,314,394		$1,344,043		$1,313,482		$1,335,267

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$166,795	0.28%	$144,439	0.63%	$165,146	0.30%	$135,826	0.64%
Money market	207,266	0.27%	203,567	0.46%	205,363	0.29%	200,313	0.48%
Savings	95,821	0.20%	75,720	0.25%	94,232	0.22%	73,662	0.25%
Certificates of deposit	205,346	1.96%	226,352	2.30%	208,721	1.97%	231,622	2.37%
Individual Retirement Accounts	156,611	2.46%	163,156	3.08%	158,880	2.73%	162,147	3.09%
Other time deposits	1,350	0.30%	1,380	0.58%	1,154	0.35%	1,186	0.51%
Total interest-bearing deposits	833,189	1.09%	814,614	1.51%	833,496	1.17%	804,756	1.56%
Borrowed funds:
Short-term	19,407	0.17%	30,478	0.67%	18,143	0.16%	33,815	0.90%
Long-term	135,344	4.01%	187,844	4.11%	140,544	4.01%	191,970	4.13%
Total borrowed funds	154,751	3.53%	218,322	3.63%	158,687	3.57%	225,785	3.64%
Total Interest-bearing Liabilities	987,940	1.47%	1,032,936	1.96%	992,183	1.55%	1,030,541	2.01%
Demand deposits	169,677		145,597		168,948		141,041
Other liabilities	6,998		7,244		6,731		7,354
Total Liabilities	1,164,615		1,185,777		1,167,862		1,178,936
Stockholders' equity, excluding other comprehensive income/loss	146,267		157,946		144,172		156,430
Other comprehensive income/loss	3,512		320		1,448		(99)
Total Stockholders' Equity	149,779		158,266		145,620		156,331
Total Liabilities and Stockholders' Equity	$1,314,394		$1,344,043		$1,313,482		$1,335,267
Interest Rate Spread		3.92%		3.35%		3.84%		3.43%
Net Interest Income/Earning Assets		4.19%		3.66%		4.12%		3.72%

Total Deposits (Interest-bearing and Demand)	$1,002,866		$960,211		$1,002,444		$945,797

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/11 vs. 6/30/10			6 Months Ended 6/30/11 vs. 6/30/10
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$82	$72	$154	$280	$(534)	$(254)
Tax-exempt	290	(122)	168	583	(254)	329
Total available-for-sale securities	372	(50)	322	863	(788)	75
Held-to-maturity securities,
Taxable	0	0	0	(1)	(1)	(2)
Trading securities	0	0	0	(1)	(1)	(2)
Interest-bearing due from banks	(20)	(2)	(22)	(38)	(6)	(44)
Federal funds sold	0	0	0	0	0	0
Loans:
Taxable	(21)	(134)	(155)	60	(297)	(237)
Tax-exempt	(22)	(16)	(38)	(43)	(26)	(69)
Total loans	(43)	(150)	(193)	17	(323)	(306)
Total Interest Income	309	(202)	107	840	(1,119)	(279)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	32	(142)	(110)	80	(267)	(187)
Money market	4	(95)	(91)	12	(201)	(189)
Savings	12	(11)	1	24	(11)	13
Certificates of deposit	(113)	(185)	(298)	(252)	(431)	(683)
Individual Retirement Accounts	(49)	(243)	(292)	(49)	(284)	(333)
Other time deposits	0	(1)	(1)	0	(1)	(1)
Total interest-bearing deposits	(114)	(677)	(791)	(185)	(1,195)	(1,380)
Borrowed funds:
Short-term	(13)	(30)	(43)	(49)	(88)	(137)
Long-term	(526)	(48)	(574)	(1,026)	(109)	(1,135)
Total borrowed funds	(539)	(78)	(617)	(1,075)	(197)	(1,272)
Total Interest Expense	(653)	(755)	(1,408)	(1,260)	(1,392)	(2,652)

Net Interest Income	$962	$553	$1,515	$2,100	$273	$2,373

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

In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The estimated yield to maturity is 146.70%. The security has a face amount of $2 million, matures in May 2012, and has an interest rate which adjusts quarterly based on 3-month LIBOR. The security had an amortized cost of $590,000 and a fair value of $1,980,000 at June 30, 2011.

The actual and estimated future amounts of accretion income from this security are as follows:

Accretion of
Prior OTTI
4th Quarter 2010 (Actual)	$83
1st Quarter 2011 (Actual)	111
2nd Quarter 2011 (Actual)	160
3rd Quarter 2011 (Estimated)	229
4th Quarter 2011 (Estimated)	325
1st Quarter 2012 (Estimated)	457
2nd Quarter 2012 (Estimated)	398
Total	$1,763

TABLE V - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$1,225	$1,190	$2,356	$2,283
Service charges and fees	207	210	425	403
Trust and financial management revenue	946	830	1,823	1,729
Interchange revenue from debit card transactions	485	424	937	799
Net gains from sales of loans	155	137	414	203
Increase in cash surrender value of life insurance	132	119	254	231
Insurance commissions, fees and premiums	58	61	126	121
Impairment loss on limited partnership investment	0	0	(948)	0
Brokerage revenue	229	107	352	216
Net (loss) gain from other real estate	(24)	2	(43)	(36)
Net gain from sale of premises and equipment	0	1	0	449
Other operating income	260	179	532	410
Total other operating income, before realized gains on available-for-sale securities, net	$3,673	$3,260	$6,228	$6,808

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NON-INTEREST INCOME - SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Table V excludes realized gains (losses) on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total noninterest income shown in Table V decreased $580,000 or 8.5%, in the first six months of 2011 compared to the first six months of 2010.  Items of significance are as follows:

•
In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership.  This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010.  In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,044,000 at June 30, 2011.  Based on updated financial information, management prepared an estimated valuation based on cash flow analysis.  That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment.  Accordingly, management made the decision to completely write-off the limited partnership investment in 2011.

•
In 2010, net gains from sales of premises and equipment totaled $449,000, including a first quarter gain of $448,000 from the sale of a parcel adjacent to one of the bank operating locations. The sale proceeds included $390,000 associated with long-term privileges within a municipal parking facility currently under construction.

•
Trust and financial management revenue was $94,000, or 5.4%, higher in 2011 than in 2010.  Assets under management in the first half of 2011 have been higher than in the corresponding period of 2010, including the impact of market value appreciation.  Assets under management amounted to $634,821,000 at June 30, 2011, up 13.7% from June 30, 2010.

•
Interchange revenue from debit card transactions of $937,000 in the first six months of 2011 is $138,000, or 17.3%, higher than in the same period of 2010.  The increased level of interchange fees reflects customers’ higher volume of debit card transactions.  The Federal Reserve recently issued a final rule, effective October 1, 2011, which establishes maximum interchange rates that may be paid to large (as defined) financial institutions.  The maximum rates established under the rule are approximately 45% lower than the average market rates paid to the Corporation throughout the last several years.  Although the rule’s rate constraints do not directly apply to the Corporation (because the Corporation is not considered a large financial institution for this purpose), management believes interchange revenues could be reduced either because of lower volumes or because market conditions may dictate that smaller financial institutions receive rates similar to large financial institutions.  Management is monitoring regulatory and market conditions associated with interchange processing, but cannot reasonably estimate the timing or amount of future changes in interchange revenues that may occur.

•
Net gains from the sale of loans increased $211,000 in 2011 compared to 2010.  In 2010, management began to sell a significant amount of residential mortgage originations into the secondary market.  The increase in the net gains from sales of loans is almost entirely associated with the Corporation’s participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago.  The increased volume of mortgage loans sold in the first six months of 2011 includes the impact of significant refinancing activity in the last several months of 2010.  In 2011, new activity has been reduced from the last several months of 2010, as evidenced by the reduction in the outstanding balance of loans held for sale to $167,000 at June 30, 2011 from $5,247,000 at December 31, 2010.

•
Brokerage revenue of $352,000 in the first six months of 2011 was $136,000 higher than in the same period of 2010.  The increase in brokerage revenue includes the effects of sales of annuities to customers who had previously held variable rate Individual Retirement Accounts (deposits) with the Corporation.  Changes in variable rate Individual Retirement Account deposits are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis.

•
Other operating income of $532,000 in the first six months of 2011 was $122,000 higher than in the first six months of 2010.  In 2011, this category included income of $122,000 from a limited liability equity investment in an entity performing title insurance services throughout Pennsylvania.  No similar income was recognized for the Corporation’s investment in this entity in 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NON-INTEREST INCOME – THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Total noninterest income, excluding securities gains, amounted to $3,673,000 in the second quarter 2011, which was $413,000 (12.7%) higher than in the second quarter 2010.  As reflected in Table V, the most significant increases were from: (1) brokerage revenue, which was up $122,000, or 114.0%; (2) trust and financial management revenue, which was up $116,000 or 14.0%; other operating income, which was up $81,000, or 45.3%; and (4) interchange revenues, which increased $61,000, or 14.4%.  The trends related to these categories of noninterest income are discussed above in the comparisons of amounts for the six-month periods ended June 30, 2011 and 2010.

TABLE VI - COMPARISON OF NON-INTEREST EXPENSE
(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Salaries and wages	$3,469	$3,199	$6,870	$6,277
Pensions and other employee benefits	1,018	983	2,324	1,922
Occupancy expense, net	665	651	1,397	1,350
Furniture and equipment expense	453	542	937	1,110
FDIC Assessments	189	415	514	819
Pennsylvania shares tax	320	306	639	611
Other operating expense	1,680	1,607	3,376	3,611
Total Other Expense	$7,794	$7,703	$16,057	$15,700

NON-INTEREST EXPENSE - SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Total noninterest expense in Table VI increased $357,000 or 2.3% in the six months ended June 30, 2011 from the first six months of 2010.  Significant changes include the following:

•
Salaries and wages increased $593,000, or 9.4%.  In the first six months of 2011, salaries and wages expense includes officers’ incentive stock option compensation of $244,000; however, since no stock options were awarded in 2010, there was no officers’ incentive stock option expense incurred in 2010.  In addition, salaries and wages expense in 2011 include an estimated accrual for incentive bonuses of $600,000 which is $132,000 higher than the comparable 2010 amount.  Excluding performance based stock and bonus compensation incentives, total salaries and wages were 3.1% higher in the first six months of 2011 as compared to the comparable period in 2010.

•
Pensions and other employee benefits increased $402,000, or 20.9%.  Within this category, group health insurance expense was $251,000 higher in 2011.  In the first quarter 2010, the Corporation recorded a reduction in group health insurance expense of $215,000 for the difference between actual and estimated claims from the previous year (2009).  Payroll taxes and employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan are higher in the first six months of 2011 than in the same period of 2010, including higher costs in the first quarter 2011 related to incentive compensation paid in January 2011 based on 2010 performance.

•	Furniture and equipment expense decreased $173,000, or 15.6% in 2011 with the decrease primarily associated with reductions in depreciation for the Corporation’s core banking systems.

•
FDIC Assessments decreased $305,000, or 37.2% in 2011.  Effective April 1, 2011, the FDIC’s method of determining assessments to banks has changed, with the new methodology expected to result in higher assessments to larger, more complex or higher-risk institutions, with smaller assessments to many community and small regional banks.  The Corporation’s estimated FDIC assessment for the second quarter 2011, determined using the new methodology, is substantially lower than the amounts assessed for the prior several quarters.  The favorable decline also reflects rate changes attributed to improvements in the Corporation’s risk profile based on financial ratios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

•
Other operating expense decreased $235,000, or 6.5%, in the first six months of 2011 as compared to the comparable period in 2010.  This category includes many different types of expenses, with the most significant differences in amounts between 2011 and 2010 as follows:

➢	Professional fees and other costs associated with public company requirements, down $108,000, or 50.7%
➢	Consulting fees associated with an overdraft privilege program, down $74,000, or 97.0%
➢	Office supplies, down $61,000, or 33.0%
➢	Expenses associated with other real estate properties, down $38,000, or 54.2%
➢	Professional and administrative expenses associated with Citizens & Northern Investment Corporation activities, down $37,000, or 88.4%
➢	Out-of-pocket collection-related expenses, net of reimbursements, down $35,000, or 82.2%
➢	Operational losses associated with Trust and branch processing, down $33,000, or 67.1%
➢	Amortization of core deposit intangibles from 2005 and 2007 acquisitions, down $31,000, or 35.0%
➢
Expenses associated with Bucktail Life Insurance Company, up $155,000.  In the second quarter 2010, the Corporation recorded a reduction in estimated insurance reserves, which reduced Bucktail-related expenses by $245,000.

➢	Fees paid related to interchange and ATM processing increased $57,000, or 13.1%

NON-INTEREST EXPENSE - THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Total noninterest expense in increased $91,000 or 1.2% in the second quarter 2011 as compared to the second quarter 2010.  Significant changes include the following:

•
Salaries and wages increased $270,000, or 8.4%.  Officers’ incentive stock option compensation totaled $122,000 in the second quarter 2011, with no corresponding expense incurred in 2010.  The second quarter 2011 estimated incentive bonus expense was $300,000, or $44,000 higher than the comparable 2010 amount.  Excluding performance based stock and bonus compensation incentives, total salaries and wages were 3.0% higher in the second quarter 2011 as compared to the second quarter 2010.

•
Furniture and equipment expense decreased $89,000, or 16.4% in the second quarter 2011 as compared to 2010, with the decrease (as described in the six month analysis above) primarily associated with computer software and hardware-related depreciation and amortization.

•
FDIC Assessments decreased $226,000, or 54.5% in the second quarter 2011 as compared to the second quarter 2010.  As described in the six month analysis above, the FDIC’s method of determining assessments has changed, resulting in an estimated lower assessment for the second quarter 2011.

•
Other operating expense increased $73,000, or 4.5%, in the second quarter as compared to the second quarter 2010.  The most significant differences in individual types of expenses within this category between the second quarters of 2011 and 2010 are as follows:

➢
Expenses associated with Bucktail Life Insurance Company, up $215,000.  In the second quarter 2010, the Corporation recorded a reduction in estimated insurance reserves, which reduced Bucktail-related expenses by $245,000.

➢	Software-related subscriptions, up $35,000, or 25.8%
➢	Fees paid related to interchange and ATM processing increased $29,000, or 12.8%
➢	Professional fees and other costs associated with public company requirements, down $58,000, or 53.1%
➢	Postage expense, down $32,000, or 28.8%
➢	Attorney fees, primarily associated with loan collection activities, down $31,000, or 46.2%
➢	Office supplies, down $25,000, or 30.2%
➢	Consulting fees associated with an overdraft privilege program, down $24,000, or 94.6%

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans.  Note 6 to the consolidated financial statements provides an overview of the process management uses for evaluating and determining the allowance for loan losses.

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

The allowance for loan losses was $8,269,000 at June 30, 2011 down from $9,107,000 at December 31, 2010.  As presented in Table VIII, the specific component of the allowance on impaired loans decreased to $1,582,000 at June 30, 2011 from $2,288,000 at December 31, 2010.  Table VIII also shows that the collectively determined components of the allowance fell by a total of $249,000 as of June 30, 2011 compared to December 31, 2010, mainly because total outstanding loans decreased for each segment of the portfolio.  The average net charge-off percentages and average qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly at June 30, 2011 as compared to the December 31, 2010 analysis.

The decrease in the allowance on impaired loans at June 30, 2011 as compared to December 31, 2010 included the following significant transactions:

•
In the second quarter 2011 charge-offs totaling $663,000 were recorded related to a commercial relationship for which specific allowances totaling $765,000 had been established at December 31, 2010.  After the impact of these charge-offs and re-evaluation of the allowances required, the Corporation had loans outstanding totaling $925,000 with a specific allowance of $400,000 at June 30, 2011 related to this commercial borrower.

•
In the second quarter 2011, a charge-off of $46,000 was recorded for a commercial relationship for which specific allowances totaling $200,000 had been established at December 31, 2010.  After the impact of the charge-off, there were no loans outstanding from this borrower, and a balance in foreclosed assets held for sale of $412,000 at June 30, 2011, based on the estimated fair value of real estate that had collateralized the loans.

•	In the first quarter 2011, the Corporation was paid off in full on a commercial loan relationship for which an allowance of $150,000 had been established at December 31, 2010.

Table VII shows a credit for loan losses of $161,000 for the first six months of 2011, in comparison to a provision for loan losses of $283,000 in the first six months of 2010 and the average annual provision over the previous five years of $796,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. Note 6 to the consolidated financial statements includes a summary of the provision for loan losses and activity in the allowance for loan losses, by segment and class, for both the year to date and most recent quarter of 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IX presents information related to past due and impaired loans.  As of June 30, 2011, total impaired loans were $6,174,000, down from $8,648,000 at December 31, 2010, as well as from the comparable annual average level of $6,898,000 for the last five years.  Nonaccrual loans decreased to $7,586,000 at June 30, 2011 from $10,809,000 at December 31, 2010, and total loans past due 90 days or more and still in accrual status also decreased to $561,000 at June 30, 2011 from $727,000 at December 31, 2010.  Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated.  Over the period 2006-2010 and the first six months of 2011, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2011. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Six Months Ended
(In Thousands)	June 30,	June 30,	Years Ended December 31,
	2011	2010	2010	2009	2008	2007	2006
Balance, beginning of year	$9,107	$8,265	$8,265	$7,857	$8,859	$8,201	$8,361
Charge-offs:
Consumer mortgage	(79)	(127)	(340)	(146)	(173)	(149)	(611)
Commercial	(734)	(51)	(91)	(39)	(1,607)	(174)	(200)
Consumer	(84)	(92)	(188)	(293)	(259)	(221)	(281)
Total charge-offs	(897)	(270)	(619)	(478)	(2,039)	(544)	(1,092)
Recoveries:
Consumer mortgage	0	21	55	8	19	5	11
Commercial	177	111	113	77	22	31	159
Consumer	43	51	102	121	87	50	90
Total recoveries	220	183	270	206	128	86	260
Net charge-offs	(677)	(87)	(349)	(272)	(1,911)	(458)	(832)
Allowance for loan losses recorded in acquisition	0	0	0	0	0	587	0
(Credit) provision for loan losses	(161)	283	1,191	680	909	529	672
Balance, end of year	$8,269	$8,461	$9,107	$8,265	$7,857	$8,859	$8,201

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of
	June 30,	As of December 31,
	2011	2010	2009	2008	2007	2006
ASC 310 - Impaired loans	$1,582	$2,288	$1,126	$456	$2,255	$1,726
ASC 450 - Collective segments:
Commercial	2,890	3,047	2,677	2,654	1,870	2,372
Consumer mortgage	3,150	3,227	3,859	3,920	4,201	3,556
Consumer	217	232	281	399	533	523
Unallocated	430	313	322	428	0	24
Total Allowance	$8,269	$9,107	$8,265	$7,857	$8,859	$8,201

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX  - PAST DUE AND IMPAIRED LOANS AND NON-PERFORMING ASSETS

(In Thousands)	As of
	June 30	As of December 31,
	2011	2010	2009	2008	2007	2006
Impaired loans with a valuation allowance	$4,049	$5,457	$2,690	$2,230	$5,361	$5,337
Impaired loans without a valuation allowance	2,125	3,191	3,257	3,435	857	2,674
Total impaired loans	$6,174	$8,648	$5,947	$5,665	$6,218	$8,011
Restructured loans (troubled debt restructurings)	$4,303	$645	$326	$0	$0	$111
Total loans past due 30-89 days and still accruing	$6,611	$7,125	$9,445	$9,875	$10,822	$8,580

Nonperforming assets:
Total nonaccrual loans	$7,586	$10,809	$9,092	$7,200	$6,955	$8,506
Total loans past due 90 days or more and still accruing	561	727	31	1,305	1,200	1,559
Foreclosed assets held for sale (real estate)	1,665	537	873	298	258	264
Total nonperforming assets	$9,812	$12,073	$9,996	$8,803	$8,413	$10,329
Total nonperforming assets as a % of assets	0.75%	0.92%	0.76%	0.69%	0.66%	0.78%

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type
(In Thousands)	June 30,	As of December 31,
	2011	2010	2009	2008	2007	2006
Consumer mortgage:
Residential mortgage loans - first liens	$334,300	$333,012	$340,268	$353,909	$363,467	$325,107
Residential mortgage loans - junior liens	30,214	31,590	35,734	40,657	40,392	30,074
Home equity lines of credit	28,544	26,853	23,577	21,304	20,542	18,472
1-4 Family residential construction	8,574	14,379	11,452	11,262	4,742	0
Total consumer mortgage	401,632	405,834	411,031	427,132	429,143	373,653
Commercial:
Commercial loans secured by real estate	157,282	167,094	163,483	165,979	144,742	178,260
Commercial and industrial	59,791	59,005	49,753	48,295	52,241	39,135
Political subdivisions	34,675	36,480	37,598	38,790	33,013	32,407
Commercial construction	24,726	24,004	15,264	13,730	17,755	10,365
Loans secured by farmland	10,927	11,353	11,856	9,140	8,287	6,968
Multi-family (5 or more) residential	7,514	7,781	8,338	8,367	9,004	6,790
Agricultural loans	3,182	3,472	3,848	4,495	3,553	2,705
Other commercial loans	576	392	638	884	1,010	1,226
Total commercial	298,673	309,581	290,778	289,680	269,605	277,856
Consumer	13,631	14,996	19,202	26,732	37,193	35,992
Total	713,936	730,411	721,011	743,544	735,941	687,501
Less: allowance for loan losses	(8,269)	(9,107)	(8,265)	(7,857)	(8,859)	(8,201)
Loans, net	$705,667	$721,304	$712,746	$735,687	$727,082	$679,300

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At June 30, 2011, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $34,205,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,555,000 at June 30, 2011.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Federal Home Loan Bank of Pittsburgh	$40,682	$55,995	$289,800	$304,584	$330,482	$360,579
Federal Reserve Bank Discount Window	0	0	26,334	26,274	26,334	26,274
Other correspondent banks	0	0	25,000	25,000	25,000	25,000
Total credit facilities	$40,682	$55,995	$341,134	$355,858	$381,816	$411,853

At June 30, 2011 and December 31, 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding at either date.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell non-pledged investment securities to meet its obligations. At June 30, 2011, the carrying value of non-pledged available-for-sale securities was $55,839,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning capital ratios at June 30, 2011 and December 31, 2010 are presented below.  Management believes, as of June 30, 2011 and December 31, 2010, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.
					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total capital to risk-weighted assets:
Consolidated	$140,538	19.40%	$57,961	≥8%	n/a	n/a
C&N Bank	129,564	18.06%	57,408	≥8%	$71,760	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	131,492	18.15%	28,981	≥4%	n/a	n/a
C&N Bank	121,259	16.90%	28,704	≥4%	43,056	≥6%
Tier 1 capital to average assets:
Consolidated	131,492	10.14%	51,849	≥4%	n/a	n/a
C&N Bank	121,259	9.43%	51,435	≥4%	64,294	≥5%

December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$128,527	17.17%	$59,874	≥8%	n/a	n/a
C&N Bank	117,576	15.85%	59,342	≥8%	$74,177	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	118,781	15.87%	29,937	≥4%	n/a	n/a
C&N Bank	108,445	14.62%	29,671	≥4%	44,506	≥6%
Tier 1 capital to average assets:
Consolidated	118,781	9.20%	51,664	≥4%	n/a	n/a
C&N Bank	108,445	8.50%	51,063	≥4%	63,828	≥5%

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity.  The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $5,299,000 at June 30, 2011 and ($1,351,000) at December 31, 2010.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 5 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($313,000) at June 30, 2011 and ($250,000) at December 31, 2010.

INCOME TAXES

The effective income tax rate was 27.17% of pre-tax income for the six months ended June 30, 2011 compared to 22.60% of pre-tax income for the first six months of 2010.  The provision for income tax for the six-month periods ended June 30, 2011 and 2010 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.  The provision for income tax in the second quarter 2010 included a benefit (reduction in expense) of $225,000 resulting from a reduction in a valuation reserve.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2011, the net deferred tax asset was $10,099,000, down from the balance at December 31, 2010 of $16,054,000.  Some of the significant components of the net reduction in deferred tax asset at June 30, 2011 as compared to December 31, 2010 are as follows:

•
At June 30, 2011, the Corporation had a deferred tax liability of $2,730,000 associated with net unrealized gains on available-for-sale securities.  In comparison, at December 31, 2010, there was a deferred tax asset of $695,000 associated with net unrealized losses on available-for-sale securities.  Changes in unrealized gains and losses on available-for-sale securities, net of deferred income tax, are excluded from the determination of earnings but are included in Comprehensive Income.

•
The net deferred tax asset balance at June 30, 2011 attributable to realized securities losses was $3,416,000, significantly lower than the balance at December 31, 2010 of $5,755,000.  As described in Note 5 to the consolidated financial statements, in the first quarter 2011, the Corporation sold a pooled trust-preferred security that had been written off in 2009 and 2010 for financial statement purposes, resulting in a book gain of $1,485,000.  The loss for income tax purposes from this transaction is $5,295,000, with the large book/ tax difference representing the main reason for the reduction in the deferred tax asset.

•
The Corporation has available an estimated $2,612,000 of total unused operating loss carryforwards at June 30, 2011, including a capital loss carryforward of $369,000 expiring in 2015, and an estimated ordinary loss carryforward of $2,243,000 almost all of which expires in 2030.  The amount of deferred tax asset from unused loss carryforwards at June 30, 2011 of $888,000 is down from $2,794,000 at December 31, 2010, primarily as a result of estimated taxable income generated in the first six months of 2011.

•
At June 30, 2011, the deferred tax asset based on the credit for alternative minimum tax (AMT) paid was $4,814,000, up from $3,287,000 at December 31, 2010.  The increase in 2011 reflects estimated AMT payable for the first six months of 2011.  Although the Corporation has an unused operating loss carryforward for purposes of determining regular federal taxable income, the cumulative effect of items treated differently for AMT purposes (including, most significantly, tax exempt interest income) has eliminated any AMT loss carryforward from 2010 and is expected to trigger payment of AMT for 2011.  Realization of the deferred tax asset for AMT depends on generation of sufficient ordinary taxable income in excess of AMT income in future years, though there is no expiration of the credit for AMT paid under current tax law.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at June 30, 2011 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

In the fourth quarter 2009, the Corporation sold some securities for which other-than-temporary impairment losses (OTTI) had been recognized for financial reporting purposes in 2008 and the first nine months of 2009.  As a result of these sales, the Corporation realized both ordinary and capital tax losses for 2009, and filed net operating loss carryback returns resulting in tax refunds totaling $4,352,000 received in 2010 from recovery of some of the taxes previously paid for 2006, 2007 and 2008.  In late 2010, the Internal Revenue Service (IRS) sent the Corporation an information document request related to the Corporation’s 2009 federal return, as part of an evaluation to determine whether the return will be examined or accepted without examination.  The Corporation has responded to the information document request, and has not yet received a final determination from the IRS.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additional information related to income taxes is presented in Note 9 to the consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained through 2010 and the first six months of 2011.  Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Recent commodity price increases have sparked concern that inflation may become a concern in the near future, but Federal Reserve officials have publicly stated that the current inflation level is within an acceptable range.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Table XI, which follows this discussion, is based on the results of the simulation model as of May 31, 2011 and October 31, 2010. As indicated in the table, the Corporation is liability sensitive, and therefore net interest income and market value generally increase when interest rates fall and decrease when interest rates rise. The table shows that as of May 31, 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios. As of October 31, 2010, the changes in net interest income and changes in market value were within the policy limits in all scenarios except an immediate rate decrease of 300 basis points, which management considers to be highly unrealistic.

After preparation of the October 31, 2010 modeling results presented in Table XI, management engaged an outside consultant to study the Corporation’s non-maturity deposits: checking, savings, and money market accounts. The consultant examined historical data provided by management to estimate the average life of each type of deposit account and the sensitivity of each type of account to changes in interest rates. The results of the study indicated that the Corporation’s non-maturity deposits had significantly longer average lives than previously estimated. These updated estimates are included in the May 31, 2011 data presented and result in higher market values in all of the rate scenarios and in smaller percentage declines in value in rising rate scenarios. The study also indicated that the Corporation’s interest rates on non-maturity deposits were slightly more sensitive to market changes than had previously been assumed, which contributed to the larger declines in net interest income in rising rate scenarios based on May 31, 2011 data.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. Three-month LIBOR has not exceeded 5.15% since the embedded caps were acquired; therefore, they have not affected interest expense to date. The embedded cap on one of the $40 million borrowings expired in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012. The 3-month LIBOR was 0.25% at May 31, 2011 and 0.29% at October 31, 2010. Since the embedded caps are effective only when 3-month LIBOR exceeds 5.15%, the Corporation would be unable to realize an interest expense reduction in any of the scenarios shown in Table XI at May 2011 or October 2010.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
May 31, 2011 Data
(In Thousands)		Period Ending May 31, 2012

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$65,083	$26,978	$38,105	-14.9%	20.0%
+200	62,527	22,166	40,361	-9.8%	15.0%
+100	59,945	17,354	42,591	-4.8%	10.0%
0	57,299	12,541	44,758	0.0%	0.0%
-100	53,826	10,612	43,214	-3.4%	10.0%
-200	51,763	10,200	41,563	-7.1%	15.0%
-300	51,205	10,197	41,008	-8.4%	20.0%

	Market Value of Portfolio Equity
	At May 31, 2011

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$146,234	-21.7%	45.0%
+200	161,090	-13.7%	35.0%
+100	173,999	-6.8%	25.0%
0	186,742	0.0%	0.0%
-100	185,656	-0.6%	25.0%
-200	193,079	3.4%	35.0%
-300	212,783	13.9%	45.0%

October 31, 2010 Data
(In Thousands)		Period Ending October 31, 2011

	Interest	Interest	Net Interest	NII	NII
Basis Point Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit

+300	$66,098	$27,402	$38,696	-9.3%	20.0%
+200	63,465	23,146	40,319	-5.5%	15.0%
+100	60,661	18,891	41,770	-2.1%	10.0%
0	57,307	14,638	42,669	0.0%	0.0%
-100	54,005	13,794	40,211	-5.8%	10.0%
-200	51,995	13,732	38,263	-10.3%	15.0%
-300	51,507	13,732	37,775	-11.5%	20.0%

	Market Value of Portfolio Equity
	at October 31, 2010

	Present	Present	Present
	Value	Value	Value
Basis Point Change in Rates	Equity	% Change	Risk Limit

+300	$90,782	-28.4%	45.0%
+200	104,337	-17.7%	35.0%
+100	116,495	-8.1%	25.0%
0	126,789	0.0%	0.0%
-100	135,342	6.7%	25.0%
-200	162,919	28.5%	35.0%
-300	194,064	53.1%	45.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 5 of the consolidated financial statements, the Corporation recognized no OTTI charges on bank stocks in the first six months of 2011. The Corporation recognized no OTTI charges on bank stocks during the second quarter 2010 but recognized OTTI charges on bank stocks totaling $10,000 in the first six months of 2010.

Equity securities held as of June 30, 2011 and December 31, 2010 are presented in Table XII. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2011.

TABLE XII - EQUITY SECURITIES RISK
(In Thousands)

	June 30,	Dec. 31,
	2011	2010
Cost	$4,883	$4,589
Fair Value	6,611	6,009
Hypothetical 10% Decline In Market Value	(661)	(601)
Hypothetical 20% Decline In Market Value	(1,322)	(1,202)

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

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions.  The Board of Directors’ authorization provides that: (1) this treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to this program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of June 30, 2011, the maximum additional value available for purchases under this program was $428,548.

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities in the second quarter 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
May 1 - 31, 2011	16,000	$14.48	16,000	$768,320
June 1 - 30, 2011	24,302	$13.98	40,302	$428,548

Item 3.	Defaults Upon Senior Securities
    None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6. Exhibits
2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of security holders, including indentures	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Provided herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive Data File	Furnished herewith*
__________________
* These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Signatures
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 8, 2011	By: /s/ Charles H. Updegraff, Jr.
Date	President and Chief Executive Officer

August 8, 2011	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer