Form 10-K/A
period 2010-12-31
CITIZENS & NORTHERN CORP
filed 2011-08-22
CIK 810958

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into Part III, Item 11 of this Amendment No. 1 on Form 10-K/A:

The registrant’s proxy statement for its annual meeting of shareholders filed with the Securities and Exchange Commission on March 9, 2011.

EXPLANATORY NOTE

Citizens & Northern Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) with respect to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011 (the “Original Filing”).  This Amendment is being filed solely to (i) include in Part III, Item 11, an amended Compensation Committee Report, which was incorporated into the Original Filing by reference to the Corporation’s proxy statement for its 2010 annual meeting of shareholders filed on March 9, 2011, and which was subsequently amended to include the certifications required of the Compensation Committee as a result of the Corporation’s participation in the United States Treasury’s Troubled Asset Relief Program Capital Purchase Program (“TARP Capital Purchase Program”), which were inadvertently omitted from the Original Filing; (ii) include as Exhibits 99.2 and 99.3 the certifications of the Corporation’s principal executive officer and principal financial officer, respectively, required of participants in the TARP Capital Purchase Program (the “TARP Certifications”); and (iii) amend the exhibit index to reflect such changes.  The Corporation’s participation in the TARP Capital Purchase Program terminated on August 4, 2010.

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

PART III

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-end,” “Options Exercised and Stock Vested,” “Pension Plans,” “401(k) Savings Plan,” “Employer Stock Ownership Plan (“ESOP”),”  and “Change in Control Agreements” of the Corporation’s proxy statement dated March 10, 2011 for the annual meeting of stockholders held on April 19, 2011, with the exception of the Compensation Committee Report, which is included below.

COMPENSATION COMMITTEE REPORT

           The Compensation Committee has reviewed the compensation plans identified and described in the Corporation’s proxy statement dated March 10, 2011 under the heading “Compensation Discussion & Analysis” to ensure that such plans do not encourage senior executive officers (“SEOs”) to take unnecessary and excessive risks that threaten the value of the Corporation.  The Compensation Committee conducted its review in connection with the Corporation’s participation in the TARP Capital Purchase Program.  The Corporation’s participation in the TARP Capital Purchase Program terminated August 4, 2010.  The period January 1, 2010 to August 4, 2010 is referred to in this Report as the “TARP Period.”

In our review, we found no instances of plan features that encourage excessive risk-taking, and we concluded that these compensation arrangements and the 2010 performance goals did not encourage any of the SEOs to take unnecessary and excessive risks that could threaten the value of the Corporation.  In addition, when all components of executive compensation were combined, we found that base salary continued to have the greatest economic value and the least element of risk-taking compared to the other variable elements of compensation.

Base Salary:  For most executive positions, base salary will ordinarily provide at least 60% - 70% of total annual compensation.  Because salaries comprise such a large proportion of executive compensation, we conclude that salaries do not encourage unnecessary or excessive risk-taking by incenting executives to reach “stretch” targets of incentive compensation.

Annual Performance Incentives:  The annual performance Incentive Award Plan provides participating executives with the opportunity to earn additional cash compensation, which can provide as much as approximately 40% of an executive’s total compensation when target levels of performance are achieved.  The Corporation was prohibited from paying compensation to SEOs under the Incentive Award Plan for so long as it was a participant in the TARP Capital Purchase Program, and the Corporation did not pay or accrue compensation under the Incentive Award Plan for the benefit of SEOs during the TARP Period.  Accordingly, we have concluded that the Incentive Award Plan did not encourage risk-taking by SEOs during the TARP Period.

As to non-SEOs who were eligible to participate in the plan notwithstanding the Corporation’s participation in the TARP Capital Purchase Program, we believe that the plan did not encourage unnecessary or excessive risk-taking because awards under the plan are based on a number of factors as determined by the Committee for any given plan year.  For example, while some factors considered by the Committee may be deemed to encourage risk-taking, for example, targets tied to earnings, other factors serve to discourage risk-taking, for example, targets tied to loan delinquencies and asset quality.

Additionally, all awards are subject to adjustment in the discretion of the Compensation Committee.  For these reasons, we conclude that the Incentive Award Plan does not currently and did not during the TARP Period encourage unnecessary or excessive risk-taking generally which could be deemed to threaten the value of the Corporation.

Longer-term Performance Incentives:  The Corporation’s 1995 Stock Incentive Plan authorizes the Corporation to grant awards in the form of options to purchase shares of common stock, stock appreciation rights, or restricted stock.  Grants of awards under the Stock Incentive Plan are made at the discretion of the Committee to eligible employees.  Prior to the Corporation’s participation in the TARP Capital Purchase Program, all grants of awards under the Stock Incentive Plan were either Incentive Stock Options or restricted stock.  During the TARP Period, there were no awards of Incentive Stock Options or restricted stock, except for the award to the Chief Executive Officer described in the following paragraph.

In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan.  This award provided that vesting would occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability, or (iii) the occurrence of a change in control of the Corporation, subject, however, to the rules and regulations applicable to the vesting of long-term restricted stock issued by participants in the TARP Capital Purchase Program.

Restricted stock granted under the Stock Incentive Plan prior to 2008 vest over a three year term, subject to continued employment.  Accordingly, we conclude that those restricted stock grants did not encourage unnecessary or excessive risk-taking by recipients that threaten the value of the Corporation.

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

All Incentive Stock Options previously granted under the Stock Incentive Plan provide for vesting over time regardless of the performance of the Corporation or the recipient.  Accordingly, we conclude that Incentive Stock Options granted prior to the Corporation’s participation in the TARP Capital Purchase Program do not encourage unnecessary or excessive risk-taking by recipients that threaten the value of the Corporation.

We further believe that the value of the awards historically granted under the Stock Incentive Plan, with the exception of the 2010 restricted stock award to the Chief Executive Officer, represent an immaterial proportion of each executive’s total annual compensation, and therefore do not encourage unnecessary or excessive risk-taking by executives that threaten the value of the Corporation.  With regard to the 2010 restricted stock award to the Chief Executive Officer, the award was structured to comply with the rules and regulations applicable to TARP participants; accordingly, we believe that award does not encourage unnecessary or excessive risk-taking that threatens the value of the Corporation.

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

Employment Contracts and Change in Control Agreements: The Corporation does not have an employment agreement with any of its executives, although each of the SEOs is a party to a change in control agreement, which provides for the payment of one year’s salary upon termination of employment following a change in control of the Corporation, as well as the continuation of health and welfare benefits.  The Chief Executive Officer has a severance agreement with the Corporation, which provides that in the event he would be terminated for reasons other than for “cause,” as defined in the severance agreement, he would receive a severance benefit equal to two times his base salary as well as continued medical coverage under the Corporation’s plans for 24 months.  Because the change in control and severance payments are based solely on the executive’s base salary at the time of termination, and do not include incentive compensation, we conclude that the change in control agreements and the severance agreement do not encourage unnecessary or excessive risk-taking by executives in order to increase the potential payouts thereunder.

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

Employee Stock Ownership Plan:  This plan is funded exclusively through employer contributions to the plan.  For 2010, the total employer contribution to the plan was equal to 4% of qualifying compensation.  Because this amount is immaterial when considered in relation to employees’ total annual compensation, we conclude that the plan does not encourage excessive risk-taking or the manipulation of earnings to increase compensation.

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

COMPENSATION COMMITTEE	By:	/s/ Jan E. Fisher
Jan E. Fisher , Chair
	By:	/s/ R. Bruce Haner
R. Bruce Haner
	By:	/s/ Leo F. Lambert
Leo F. Lambert
	By:	/s/ Edward H. Owlett, III
Edward H. Owlett, III
	By:	/s/ Leonard Simpson
Leonard Simpson
	By:	/s/ James E. Towner
James E. Towner

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:
Page

Report of Independent Registered Public Accounting Firm	*

Financial Statements:
Consolidated Balance Sheets - December 31, 2010 and 2009	*
Consolidated Statements of Income - Years Ended
December 31, 2010, 2009 and 2008	*
Consolidated Statements of Changes in Stockholders' Equity -
Years Ended December 31, 2010, 2009 and 2008	*
Consolidated Statements of Cash Flows - Years Ended
December 31, 2010, 2009 and 2008	*
Notes to Consolidated Financial Statements	*

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.*

(a)(3) Exhibits (numbered as in Item 601 of Regulation S-K):

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the
Corporation's Form 8-K filed September 21, 2009

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Repurchase Agreement, dated August 4, 2010, between the United States Department of Treasury and Citizens & Northern Corporation for the redemption of the Corporation’s Series A Preferred Stock	Incorporated by reference to Exhibit 10.1 of the Corporation's Form 8-K filed August 4, 2010

10.2 Form of Stock Option and Restricted Stock agreement dated January 4, 2011 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan
*

10.3 Form of Stock Option agreement dated January 4, 2011 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	*

10.4 Form of Restricted Stock agreement dated January 4, 2011 between the Corporation and certain officers pursuant to Citizens & Northern Corporation Stock Incentive Plan	*

10.5 Restricted Stock Agreement dated March 5, 2010 between the Corporation and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 of the Corporation's Form 10-Q filed on August 6, 2010

10.6 Executive Agreement dated March 25, 2010 between the Corporation, Citizens and Northern Bank and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 of the Corporation's Form 8-K filed on March 26, 2010

10.7 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 11, 2005

10.8 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	*

10.9 Change in Control Agreement dated March 1, 2010 between the Corporation and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 8-K on March 1, 2010

10.10 Change in Control Agreement dated April 15, 2008 between the Corporation and George M. Raup	Incorporated by reference to Exhibit 10.9 filed with the Corporation's Form 10-K on March 6, 2009

10.11 Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 3, 2006

10.12 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 11, 2005

10.13 Change in Control Agreement dated December 31, 2003 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 10, 2004

10.14 Change in Control Agreement dated December 31, 2003 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with the Corporation’s Form 10-K on March 10, 2004

10.15 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.16 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.17 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.18 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.19 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.20 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.21 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics
The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on "Shareholder News," followed by "Corporate Governance Policies" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	*

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	*

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	*
31.2 Certification of Chief Financial Officer	*
31.3 Certification of Chief Executive Officer	Filed herewith
31.4 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	*
32.1 Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 10, 2011	*

99.2 TARP Certification of Principal Executive Officer	Filed herewith

99.3 TARP Certification of Principal Financial Officer	Filed herewith

100. XBRL-related documents	Not applicable

  * Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By:	/s/ Charles H. Updegraff, Jr.
President and Chief Executive Officer

Date: August 22, 2011

By:	/s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: August 22, 2011

INDEX OF EXHIBITS

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the Corporation's Form 8-K filed September 21, 2009

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Repurchase Agreement, dated August 4, 2010, between the United States Department of Treasury and Citizens & Northern Corporation for the redemption of the Corporation’s Series A Preferred Stock	Incorporated by reference to Exhibit 10.1 of the Corporation's Form 8-K filed August 4, 2010

10.2 Form of Stock Option and Restricted Stock agreement dated January 4, 2011 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan
*

10.3 Form of Stock Option agreement dated January 4, 2011 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	*

10.4 Form of Restricted Stock agreement dated January 4, 2011 between the Corporation and certain officers pursuant to Citizens & Northern Corporation Stock Incentive Plan	*

10.5 Restricted Stock Agreement dated March 5, 2010 between the Corporation and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 of the Corporation's Form 10-Q filed on August 6, 2010

10.6 Executive Agreement dated March 25, 2010 between the Corporation, Citizens and Northern Bank and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 of the Corporation's Form 8-K filed on March 26, 2010

10.7 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 11, 2005

10.8 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	*

10.9 Change in Control Agreement dated March 1, 2010 between the Corporation and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 8-K on March 1, 2010

10.10 Change in Control Agreement dated April 15, 2008 between the Corporation and George M. Raup	Incorporated by reference to Exhibit 10.9 filed with the Corporation's Form 10-K on March 6, 2009

10.11 Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 3, 2006

10.12 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 11, 2005

10.13 Change in Control Agreement dated December 31, 2003 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 10, 2004

10.14 Change in Control Agreement dated December 31, 2003 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with the Corporation’s Form 10-K on March 10, 2004

10.15 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.16 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.17 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.18 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.19 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.20 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.21 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics
The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on "Shareholder News," followed by "Corporate Governance Policies" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	*

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	*

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	*
31.2 Certification of Chief Financial Officer	*
31.3 Certification of Chief Executive Officer	Filed herewith
31.4 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	*
32.1 Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 10, 2011	*
99.2 TARP Certification of Principal Executive Officer	Filed herewith
99.3 TARP Certification of Principal Financial Officer	Filed herewith

100. XBRL-related documents	Not applicable

  * Previously filed.