Form 10-Q
period 2011-09-30
CITIZENS & NORTHERN CORP
filed 2011-11-07
CIK 810958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

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
Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer ☐   Accelerated filer  ☒   Non-accelerated filer  ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Common Stock ($1.00 par value)	12,138,191 Shares Outstanding on November 3, 2011

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet (Unaudited) – September 30, 2011 and December 31, 2010	Page 3

Consolidated Statement of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2011 and 2010	Page 4

Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2011 and 2010	Page 5

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) - Nine Months Ended September 30, 2011 and 2010	Page 6

Notes to Unaudited Consolidated Financial Statements	Pages 7 – 34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 35 – 53

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 53 – 56

Item 4. Controls and Procedures	Page 56

Part II. Other Information	Pages 57 – 58

Signatures	Page 59

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 60

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 61

Exhibit 32. Section 1350 Certifications	Page 62

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (Unaudited)	September 30,	December 31,
(In Thousands Except Share Data)	2011	2010

ASSETS
Cash and due from banks:
Noninterest-bearing	$20,608	$16,840
Interest-bearing	35,146	29,461
Total cash and cash equivalents	55,754	46,301
Available-for-sale securities, at fair value	472,113	443,956
Loans held for sale	1,218	5,247

Loans receivable	705,879	730,411
Allowance for loan losses	(8,177)	(9,107)
Loans, net	697,702	721,304
Bank-owned life insurance	20,761	21,822
Accrued interest receivable	5,144	4,960
Bank premises and equipment, net	19,372	22,636
Foreclosed assets held for sale	1,596	537
Deferred tax asset, net	7,927	16,054
Intangible asset - Core deposit intangibles	240	326
Intangible asset - Goodwill	11,942	11,942
Other assets	18,285	21,503
TOTAL ASSETS	$1,312,054	$1,316,588

LIABILITIES
Deposits:
Noninterest-bearing	$177,326	$158,767
Interest-bearing	818,404	845,581
Total deposits	995,730	1,004,348
Short-term borrowings	19,234	18,413
Long-term borrowings	128,024	148,495
Accrued interest and other liabilities	7,856	6,388
TOTAL LIABILITIES	1,150,844	1,177,644

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at September 30, 2011 and December 31, 2010	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2011 and 2010; issued 12,447,219 at September 30, 2011 and 12,408,212 at December 31, 2010	12,447	12,408
Paid-in capital	67,322	66,648
Retained earnings	78,085	65,920
Treasury stock, at cost; 306,589 shares at September 30, 2011 and 254,614 shares at December 31, 2010	(5,128)	(4,431)
Sub-total	152,726	140,545
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	8,787	(1,351)
Defined benefit plans	(303)	(250)
Total accumulated other comprehensive income (loss)	8,484	(1,601)
TOTAL STOCKHOLDERS' EQUITY	161,210	138,944
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,312,054	$1,316,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data) (Unaudited)	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2011	2010	2011	2010
	(Current)	(Prior Year)	(Current)	(Prior Year)
INTEREST INCOME
Interest and fees on loans	$10,799	$11,153	$32,521	$33,112
Interest on balances with depository institutions	13	26	45	102
Interest on loans to political subdivisions	372	395	1,119	1,192
Interest on trading securities	0	0	0	1
Income from available-for-sale and held-to-maturity securities:
Taxable	2,784	2,641	8,326	8,425
Tax-exempt	1,285	1,223	3,860	3,588
Dividends	64	57	187	194
Total interest and dividend income	15,317	15,495	46,058	46,614
INTEREST EXPENSE
Interest on deposits	1,775	2,916	6,610	9,131
Interest on short-term borrowings	6	15	20	166
Interest on long-term borrowings	1,327	1,708	4,122	5,638
Total interest expense	3,108	4,639	10,752	14,935
Net interest income	12,209	10,856	35,306	31,679
(Credit) provision for loan losses	(37)	189	(198)	472
Net interest income after (credit) provision for loan losses	12,246	10,667	35,504	31,207
OTHER INCOME
Service charges on deposit accounts	1,230	1,166	3,586	3,449
Service charges and fees	218	191	643	594
Trust and financial management revenue	785	876	2,608	2,605
Interchange revenue from debit card transactions	490	427	1,427	1,226
Net gains from sale of loans	263	275	677	478
Increase in cash surrender value of life insurance	127	121	381	352
Insurance commissions, fees and premiums	66	65	192	186
Impairment loss on limited partnership investment	0	0	(948)	0
Other operating income	820	441	1,661	1,480
Sub-total	3,999	3,562	10,227	10,370
Total other-than-temporary impairment losses on available-for-sale securities	0	0	0	(381)
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	0	0	0	(52)
Net impairment losses recognized in earnings	0	0	0	(433)
Realized gains on available-for-sale securities, net	26	388	2,028	1,198
Net realized gains on available-for-sale securities	26	388	2,028	765
Total other income	4,025	3,950	12,255	11,135
OTHER EXPENSES
Salaries and wages	3,451	3,354	10,321	9,631
Pensions and other employee benefits	1,020	980	3,344	2,902
Occupancy expense, net	641	654	2,038	2,004
Furniture and equipment expense	498	500	1,435	1,610
FDIC Assessments	174	382	688	1,201
Pennsylvania shares tax	345	305	984	916
Other operating expense	1,923	1,907	5,299	5,518
Total other expenses	8,052	8,082	24,109	23,782
Income before income tax provision	8,219	6,535	23,650	18,560
Income tax provision	2,230	1,671	6,423	4,389
Net income	5,989	4,864	17,227	14,171
U.S Treasury preferred dividends	0	729	0	1,474
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,989	$4,135	$17,227	$12,697
Net income per share – basic	$0.49	$0.34	$1.42	$1.05
Net income per share – diluted	$0.49	$0.34	$1.42	$1.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Nine Months Ended September 30,
(In Thousands) (Unaudited)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,227	$14,171
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(198)	472
Realized gains on available-for-sale securities, net	(2,028)	(765)
Gain on sale of foreclosed assets, net	(8)	(113)
Depreciation expense	1,584	1,787
Gain on disposition of premises and equipment	(324)	(442)
Accretion and amortization on securities, net	1,045	1,740
Accretion and amortization on loans, deposits and borrowings, net	(27)	(179)
Amortization of mortgage servicing rights	48	0
Impairment loss on limited partnership interest	948	0
Increase in cash surrender value of life insurance	(381)	(352)
Stock-based compensation	386	50
Amortization of core deposit intangibles	86	132
Deferred income taxes	2,936	6,360
Gains on sales of mortgage loans, net	(677)	(478)
Origination of mortgage loans for sale	(15,166)	(19,228)
Proceeds from sales of mortgage loans	19,683	19,516
Net decrease in trading securities	0	1,045
Decrease in accrued interest receivable and other assets	888	3,543
Increase (decrease) in accrued interest payable and other liabilities	1,280	(238)
Net Cash Provided by Operating Activities	27,302	27,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of held-to-maturity securities	0	300
Proceeds from sales of available-for-sale securities	16,696	51,528
Proceeds from calls and maturities of available-for-sale securities	79,813	137,313
Purchase of available-for-sale securities	(108,327)	(219,143)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,164	0
Net decrease (increase) in loans	22,150	(5,615)
Proceeds from bank-owned life insurance	1,442	1,442
Purchase of premises and equipment	(666)	(595)
Proceeds from disposition of premises and equipment	3,060	100
Purchase of investment in limited liability entity	(200)	0
Return of principal on limited liability entity investments	93	49
Proceeds from sale of foreclosed assets	640	1,100
Net Cash Provided by (Used in) Investing Activities	15,865	(33,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(8,632)	56,711
Net increase (decrease) in short-term borrowings	821	(20,827)
Repayments of long-term borrowings	(20,471)	(37,453)
Redemption of US Treasury preferred stock and warrant	0	(26,840)
Purchase of treasury stock	(983)	0
Sale of treasury stock	16	0
Tax benefit from compensation plans	48	29
US Treasury preferred dividends paid	0	(952)
Common dividends paid	(4,513)	(3,008)
Net Cash Used in Financing Activities	(33,714)	(32,340)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,453	(38,840)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,301	92,065
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,754	$53,225
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$1,691	$644
Interest paid	$10,817	$15,280
Income taxes paid (refunded)	$2,300	$(3,781)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2011 and 2010
(In Thousands Except Per Share Data)					Accum. Other
(Unaudited)	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Nine Months Ended September 30, 2011:
Balance, December 31, 2010	$0	$12,408	$66,648	$65,920	$(1,601)	$(4,431)	$138,944
Comprehensive income:
Net income				17,227			17,227
Unrealized gain on securities, net of reclassification and tax					10,138		10,138
Other comprehensive loss related to defined benefit plans					(53)		(53)
Total comprehensive income							27,312
Cash dividends declared on common stock, $.42 per share				(5,110)			(5,110)
Shares issued for dividend reinvestment plan		39	558				597
Treasury stock purchased						(983)	(983)
Shares issued from treasury related to exercise of stock options			(3)			19	16
Restricted stock granted			(272)			272	0
Forfeiture of restricted stock			5			(5)	0
Stock-based compensation expense			386				386
Tax benefit from employee benefit plan				48			48
Balance, September 30, 2011	$0	$12,447	$67,322	$78,085	$8,484	$(5,128)	$161,210
Nine Months Ended September 30, 2010:
Balance, December 31, 2009	$25,749	$12,374	$66,726	$53,027	$(891)	$(4,575)	$152,410
Comprehensive income:
Net income				14,171			14,171
Unrealized gain on securities, net of reclassification and tax					4,915		4,915
Other comprehensive income related to defined benefit plans					138		138
Total comprehensive income							19,224
Accretion of discount associated with U.S. Treasury preferred stock	691			(691)			0
Cash dividends on U.S. Treasury preferred stock				(783)			(783)
Redemption of U.S. Treasury preferred stock	(26,440)						(26,440)
Redemption of U.S. Treasury warrant			(400)				(400)
Cash dividends declared on common stock, $.27 per share				(3,273)			(3,273)
Shares issued for dividend reinvestment plan		23	242				265
Restricted stock granted			(159)			159	0
Forfeiture of restricted stock			15			(15)	0
Stock-based compensation expense			50				50
Tax benefit from employee benefit plan				29			29
Balance, September 30, 2010	$0	$12,397	$66,474	$62,480	$4,162	$(4,431)	$141,082

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

Operating results reported for the three-month and nine-month periods ended September 30, 2011 might not be indicative of the results for the year ending December 31, 2011. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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
	Net Income	Weighted-
	Available	Average	Earnings
	to Common	Common	Per
	Shareholders	Shares	Share
Nine Months Ended September 30, 2011
Earnings per common share – basic	$17,227,000	12,167,563	$1.42
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		92,786
Hypothetical share repurchase at $15.57		(89,738)
Earnings per common share – diluted	$17,227,000	12,170,611	$1.42

Nine Months Ended September 30, 2010
Earnings per common share – basic and diluted	$12,697,000	12,125,142	$1.05

Quarter Ended September 30, 2011
Earnings per common share – basic	$5,989,000	12,150,910	$0.49
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		91,843
Hypothetical share repurchase at $15.56		(88,892)
Earnings per common share – diluted	$5,989,000	12,153,861	$0.49

Quarter Ended September 30, 2010
Earnings per common share – basic and diluted	$4,135,000	12,136,516	$0.34

Stock options and a warrant that were anti-dilutive were excluded from net income per share calculations.  Weighted-average common shares available from anti-dilutive instruments totaled 224,651 shares in the nine-month period ended September 30, 2011, 424,179 shares in the nine months ended September 30, 2010, 223,463 shares in the third quarter 2011 and 362,738 shares in the third quarter 2010.  All instruments for 2010 were anti-dilutive.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income.  The components of comprehensive income, and the related tax effects, are as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$5,989	$4,864	$17,227	$14,171

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	5,310	4,467	17,384	8,191
Reclassification adjustment for gains realized in income	(26)	(388)	(2,028)	(765)
Other comprehensive gain before income tax	5,284	4,079	15,356	7,426
Income tax related to other comprehensive gain	1,796	1,370	5,218	2,511
Other comprehensive gain on available-for-sale securities	3,488	2,709	10,138	4,915

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	0	16	(122)	168
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	14	13	41	40
Other comprehensive gain (loss) before income tax	14	29	(81)	208
Income tax related to other comprehensive gain (loss)	4	9	(28)	70
Other comprehensive gain (loss) on unfunded retirement obligations	10	20	(53)	138

Net other comprehensive gain	3,498	2,729	10,085	5,053

Total comprehensive income	$9,487	$7,593	$27,312	$19,224

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

At September 30, 2011 and December 31, 2010, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		September 30, 2011
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$34,250	$0	$34,250
Obligations of states and political subdivisions:
Tax-exempt	0	132,545	0	132,545
Taxable	0	13,354	0	13,354
Mortgage-backed securities	0	121,967	0	121,967
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	146,002	0	146,002
Corporate bonds	0	1,001	0	1,001
Trust preferred securities issued by individual institutions	0	8,181	0	8,181
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,103	7,103
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	457,960	7,103	465,063
Marketable equity securities	7,050	0	0	7,050
Total available-for-sale securities	7,050	457,960	7,103	472,113
Servicing rights	0	0	346	346
Total assets measured at fair value on a recurring basis	$7,050	$457,960	$7,449	$472,459

		December 31, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$44,247	$0	$44,247
Obligations of states and political subdivisions:
Tax-exempt	4,574	115,301	0	119,875
Taxable	1,125	6,542	0	7,667
Mortgage-backed securities	0	118,386	0	118,386
Collateralized mortgage obligations, Issued by U.S. Government agencies	9,117	121,709	0	130,826
Corporate bonds	0	1,027	0	1,027
Trust preferred securities issued by individual institutions	0	7,838	0	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	7,400
Other collateralized debt obligations	0	681	0	681
Total debt securities	14,816	415,731	7,400	437,947
Marketable equity securities	6,009	0	0	6,009
Total available-for-sale securities	20,825	415,731	7,400	443,956
Servicing rights	0	0	204	204
Total assets measured at fair value on a recurring basis	$20,825	$415,731	$7,604	$444,160

Debt securities with a fair value of $14,816,000 at December 31, 2010 were transferred from Level 1 to Level 2 in the first quarter 2011 in the table above.  These securities were purchased in the month of December 2010, and their fair values at December 31, 2010 were determined based on the Corporation’s purchase prices.  The fair values of these securities were determined at September 30, 2011 based on price estimates provided by an independent valuation service based on Level 2 inputs.

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

Management has calculated the fair value of the Corporation’s senior tranche pooled trust-preferred security by applying a discount rate to the estimated cash flows.  In 2011, management’s estimate of cash flows from the senior tranche security changed significantly from the estimates in previous years based on the level and timing of assumed prepayments that changed for some of the underlying issuers. Management used the cash flow estimates determined using the process described in Note 5 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI).  Management used a discount rate considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the security.  In establishing the discount rate, management considered: (1) the implied discount rate as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rate for the change in the spread between indicative market rates over corresponding risk-free rates; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk.  Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.  Management’s estimate of cash flows and the discount rate used to calculate the fair value of the pooled trust-preferred security were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of a fair value that would be substantially different than the amount calculated by management.

Following is a reconciliation of activity for available-for-sale securities measured at fair value based on significant unobservable information:

	3 Months Ended		Fiscal Year To Date
	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2011	2010	2011	2010
	(Current)	(Prior Year)	(Current)	(Prior Year)
Balance, beginning of period	$7,207	$8,240	$7,400	$9,114
Accretion and amortization, net	0	(20)	(34)	(235)
Proceeds from sales and calls	(24)	(284)	(2,109)	(808)
Realized gains, net	24	284	99	284
Unrealized losses included in earnings	0	0	0	(423)
Unrealized (losses) gains included in other comprehensive income	(104)	20	1,747	308
Balance, end of period	$7,103	$8,240	$7,103	$8,240

Unrealized losses included in earnings are from the Corporation’s other-than-temporary impairment analysis of securities, as described in Note 5, and are included in net impairment losses recognized in earnings in the consolidated statement of operations.
Assets measured at fair value on a nonrecurring basis include impaired commercial loans and foreclosed real estate assets held for sale.  All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at September 30, 2011 and December 31, 2010 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received.  The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the balance of impaired loans for which a valuation allowance was recorded, net of allowance for loan losses, was $2,415,000 at September 30, 2011 and $3,169,000 at December 31, 2010.  Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $1,596,000 at September 30, 2011 and $537,000 at December 31, 2010.

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

SERVICING RIGHTS – The fair value of servicing rights, included in other assets in the consolidated balance sheet, is determined through a discounted cash flow valuation.  Significant inputs include expected net servicing income, the discount rate and the expected life of the underlying loans.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2011 and December 31, 2010. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$55,754	$55,754	$46,301	$46,301
Available-for-sale securities	472,113	472,113	443,956	443,956
Restricted equity securities	7,123	7,123	8,286	8,286
Loans held for sale	1,218	1,218	5,247	5,249
Loans, net	697,702	703,299	721,304	728,744
Accrued interest receivable	5,144	5,144	4,960	4,960
Servicing rights	346	346	204	204

Financial liabilities:
Deposits	995,730	1,000,179	1,004,348	1,012,247
Short-term borrowings	19,234	18,965	18,413	18,240
Long-term borrowings	128,024	147,369	148,495	171,877
Accrued interest payable	351	351	430	430

5. SECURITIES

Amortized cost and fair value of available-for-sale securities at September 30, 2011 and December 31, 2010 are summarized as follows:
		September 30, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$33,459	$791	$0	$34,250
Obligations of states and political subdivisions:
Tax-exempt	130,537	3,782	(1,774)	132,545
Taxable	13,080	282	(8)	13,354
Mortgage-backed securities	116,314	5,653	0	121,967
Collateralized mortgage obligations, Issued by U.S. Government agencies	143,275	2,774	(47)	146,002
Corporate bonds	1,000	1	0	1,001
Trust preferred securities issued by individual institutions	7,015	1,211	(45)	8,181
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	7,914	0	(811)	7,103
Other collateralized debt obligations	660	0	0	660
Total debt securities	453,254	14,494	(2,685)	465,063
Marketable equity securities	5,548	1,698	(196)	7,050
Total	$458,802	$16,192	$(2,881)	$472,113

		December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$44,005	$270	$(28)	$44,247
Obligations of states and political subdivisions:
Tax-exempt	127,210	546	(7,882)	119,874
Taxable	7,808	1	(141)	7,668
Mortgage-backed securities	113,176	5,381	(171)	118,386
Collateralized mortgage obligations, Issued by U.S. Government agencies	131,040	869	(1,083)	130,826
Corporate bonds	1,000	27	0	1,027
Trust preferred securities issued by individual institutions	6,535	1,694	(391)	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	9,957	0	(2,557)	7,400
Other collateralized debt obligations	681	0	0	681
Total debt securities	441,412	8,788	(12,253)	437,947
Marketable equity securities	4,589	1,496	(76)	6,009
Total	$446,001	$10,284	$(12,329)	$443,956

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

September 30, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$9,055	$(702)	$24,904	$(1,072)	$33,959	$(1,774)
Taxable	699	(8)	0	0	699	(8)
Collateralized mortgage obligations, Issued by U.S. Government agencies	8,399	(45)	5,316	(2)	13,715	(47)
Trust preferred securities issued by individual institutions	0	0	955	(45)	955	(45)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,103	(811)	7,103	(811)
Total debt securities	18,153	(755)	38,278	(1,930)	56,431	(2,685)
Marketable equity securities	1,413	(137)	96	(59)	1,509	(196)
Total temporarily impaired available-for-sale securities	$19,566	$(892)	$38,374	$(1,989)	$57,940	$(2,881)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,230	$(28)	$0	$0	$10,230	$(28)
Obligations of states and political subdivisions:
Tax-exempt	53,119	(2,533)	28,622	(5,349)	81,741	(7,882)
Taxable	6,542	(141)	0	0	6,542	(141)
Mortgage-backed securities	13,141	(171)	0	0	13,141	(171)
Collateralized mortgage obligations, Issued by U.S. Government agencies	56,257	(1,083)	0	0	56,257	(1,083)
Trust preferred securities issued by individual institutions	0	0	5,825	(391)	5,825	(391)
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	(2,557)	7,400	(2,557)
Total debt securities	139,289	(3,956)	41,847	(8,297)	181,136	(12,253)
Marketable equity securities	710	(76)	0	0	710	(76)
Total temporarily impaired available-for-sale securities	$139,999	$(4,032)	$41,847	$(8,297)	$181,846	$(12,329)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)	3 Months Ended		9 months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Gross realized gains	$26	$388	$2,035	$1,206
Gross realized losses	0	0	(7)	(441)
Net realized gains	$26	$388	$2,028	$765
Income tax provision related to net realized gains	$9	$132	$690	$260

The maturities of available-for-sale debt securities at September 30, 2011 are summarized as follows:

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$5,211	$6,413
Due after one year through five years	51,569	52,662
Due after five years through ten years	91,689	93,683
Due after ten years	304,785	312,305
Total	$453,254	$465,063

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Trust preferred securities issued by individual institutions	$0	$0	$0	$(320)
Pooled trust preferred securities - mezzanine tranches	0	0	0	(103)
Marketable equity securities (bank stocks)	0	0	0	(10)
Net impairment losses recognized in earnings	$0	$0	$0	$(433)

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2011 is provided below.

Debt Securities

At September 30, 2011, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at September 30, 2011 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At September 30, 2011, the total amortized cost basis of municipal bonds with no external credit ratings was $25,422,000, with an aggregate unrealized loss of $991,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009.  However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

Included in the total amounts of bonds with no external credit ratings, in the paragraph above, is one municipal bond that had been downgraded from “A” to “BB” (less than investment grade) in the second quarter 2011.  The external credit rating agency cited extended delays in the issuer’s publication of financial statements as one of the major reasons for the downgrade.  In the third quarter 2011, the external credit rating agency removed its rating, again citing the lack of available financial information.  At September 30, 2011, the bond had an amortized cost basis of $1,128,000, with an unrealized gain of $91,000.

The following table provides information related to trust preferred securities issued by individual institutions as of September 30, 2011:

(In Thousands)						Moody's/
					Cumulative	S&P/
				Unrealized	Realized	Fitch
		Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,197	$5,219	$22	$0	Baa3/BB-/BB-
Carolina First Mortgage Loan Trust	The Toronto-Dominion Bank	$818	$2,007	1,189	(1,769)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	$1,000	$955	(45)	0	NR
Total		$7,015	$8,181	$1,166	$(1,769)

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available.  Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to the Carolina First Mortgage Loan Trust security. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., the parent company of Carolina First. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The Corporation recorded $229,000 in accretion income during the third quarter 2011 and accretion income totaling $500,000 in the first nine months of 2011. Management expects to record accretion income to offset the previous OTTI charges over the security’s remaining life, through May 2012.

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

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of September 30, 2011:

	Amortized	Fair	Unrealized	Cumulative
Description	Cost	Value	Gain	OTTI
U.S. Capital Funding II, Ltd. (B-1)	$0	$0	$0	$(1,992)
U.S. Capital Funding II, Ltd. (B-2)	0	0	0	(2,973)
ALESCO Preferred Funding IX, Ltd.	0	0	0	(2,988)
Total	$0	$0	$0	$(7,953)

As of September 30, 2011, the Corporation’s investment in a senior tranche security (the senior tranche of MMCAPS Funding I, Ltd.) had an investment grade rating.  The senior tranche security, with an amortized cost of $7,914,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of September 30, 2011. The table that follows provides additional information related to the senior tranche of MMCAPS Funding I, Ltd.:

MMCAPS Funding I, Ltd. - Senior Tranche

Number of Banks Currently Performing	17
Moody's/Fitch Credit Ratings	A3/BBB (1)
Actual Deferrals and Defaults as % of Outstanding Collateral	31.0%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	14.7%
Excess Subordination as % of Performing Collateral	30.2%

(1) Ratings information is as of September 30, 2011. Fitch has the senior tranche of MMCAPS Funding I, Ltd. on negative outlook.

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three-month or nine-month periods ended September 30, 2011. The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three months ended September 30, 2010. Total OTTI from pooled trust-preferred securities in the nine months ended September 30, 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $103,000, with a pre-tax other comprehensive gain of $52,000 included in other comprehensive income.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period	$0	$0	$0	$(10,695)

Reduction for securities losses realized during the period	0	0	0	10,798

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	0	0	0	(103)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$0	$0	$0	$0

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes  OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2011 and December 31, 2010 consisted exclusively of stocks of banking companies.  The Corporation recorded no OTTI losses related to bank stocks in the three-month or nine-month periods ended September 30, 2011. The Corporation recorded no OTTI losses related to bank stocks in the third quarter 2010 but recorded OTTI totaling $10,000 in the first nine months of 2010.  Management’s decision to record OTTI losses on bank stocks in 2010 was based on a combination of: (1) significant market depreciation in market prices in the first quarter 2009 (with some improvement subsequent to June 30, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds.  At September 30, 2011, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings at September 30, 2011 were other than temporarily impaired.

During the three months ended September 30, 2011, the Corporation did not sell any bank stocks and did not realize any gains or losses. Realized gains from sales of bank stocks totaled $91,000 in the nine months ended September 30, 2011 including $89,000 of realized gains from sales of stocks for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $93,000 in the three months ended September 30, 2010 including $59,000 of realized gains from sales of stocks for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $576,000 in the nine months ended September 30, 2010 including $385,000 of realized gains from sales of stocks for which OTTI had been previously recognized.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks.  As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh.  There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated.  C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $6,992,000 at September 30, 2011 and $8,156,000 at December 31, 2010.  The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2011 and December 31, 2010.  In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected.  The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

6. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans.  The residential mortgage segment includes the following classes: first and junior lien residential mortgages, home equity lines of credit and residential construction loans.  The most significant classes of commercial loans are commercial loans secured by real estate, non-real estate secured commercial and industrial loans, loans to political subdivisions, commercial construction and land loans, and loans secured by farmland.

Loans outstanding at September 30, 2011 and December 31, 2010 are summarized as follows:
Summary of Loans by Type
(In Thousands)	Sept. 30,	% of	Dec. 31,	% of
	2011	Total	2010	Total
Residential mortgage:
Residential mortgage loans - first liens	$334,551	47.39%	$333,012	45.59%
Residential mortgage loans - junior liens	29,748	4.21%	31,590	4.32%
Home equity lines of credit	29,667	4.20%	26,853	3.68%
1-4 Family residential construction	9,762	1.38%	14,379	1.97%
Total residential mortgage	403,728	57.20%	405,834	55.56%
Commercial:
Commercial loans secured by real estate	149,853	21.23%	167,094	22.88%
Commercial and industrial	55,792	7.90%	59,005	8.08%
Political subdivisions	36,403	5.16%	36,480	4.99%
Commercial construction and land	26,552	3.76%	24,004	3.29%
Loans secured by farmland	10,470	1.48%	11,353	1.55%
Multi-family (5 or more) residential	6,782	0.96%	7,781	1.07%
Agricultural loans	2,819	0.40%	3,472	0.48%
Other commercial loans	561	0.08%	392	0.05%
Total commercial	289,232	40.97%	309,581	42.38%
Consumer	12,919	1.83%	14,996	2.05%
Total	705,879	100.00%	730,411	100.00%
Less: allowance for loan losses	(8,177)		(9,107)
Loans, net	$697,702		$721,304

The Corporation grants loans to individuals as well as commercial and tax-exempt entities.  Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank.  Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region.  There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2011 or December 31, 2010.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans.  The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments.  As of September 30, 2011 and December 31, 2010, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the year to date and the most recent quarter were as follows:
	December 31,				Sept. 30,
(In Thousands)	2010 Balance	Charge-offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,745	$(49)	$0	$367	$3,063
Residential mortgage loans - junior liens	334	(51)	0	(6)	277
Home equity lines of credit	218	0	0	13	231
1-4 Family residential construction	208	0	0	(130)	78
Total residential mortgage	3,505	(100)	0	244	3,649
Commercial:
Commercial loans secured by real estate	3,314	(535)	1	(336)	2,444
Commercial and industrial	862	(216)	177	51	874
Political subdivisions	0	0	0	0	0
Commercial construction and land	590	0	0	(295)	295
Loans secured by farmland	139	0	0	(17)	122
Multi-family (5 or more) residential	63	0	0	5	68
Agricultural loans	32	0	0	(7)	25
Other commercial loans	0	0	0	5	5
Total commercial	5,000	(751)	178	(594)	3,833
Consumer	289	(116)	57	(3)	227
Unallocated	313			155	468

Total Allowance for Loan Losses	$9,107	$(967)	$235	$(198)	$8,177

	June 30,				Sept. 30,
(In Thousands)	2011 Balance	Charge-offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,050	$(21)	$0	$34	$3,063
Residential mortgage loans - junior liens	293	0	0	(16)	277
Home equity lines of credit	220	0	0	11	231
1-4 Family residential construction	67	0	0	11	78
Total residential mortgage	3,630	(21)	0	40	3,649
Commercial:
Commercial loans secured by real estate	2,502	0	1	(59)	2,444
Commercial and industrial	908	(17)	0	(17)	874
Political subdivisions	0	0	0	0	0
Commercial construction and land	281	0	0	14	295
Loans secured by farmland	134	0	0	(12)	122
Multi-family (5 or more) residential	75	0	0	(7)	68
Agricultural loans	29	0	0	(4)	25
Other commercial loans	5	0	0	0	5
Total commercial	3,934	(17)	1	(85)	3,833
Consumer	275	(32)	14	(30)	227
Unallocated	430			38	468

Total Allowance for Loan Losses	$8,269	$(70)	$15	$(37)	$8,177

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2011 and December 31, 2010:

September 30, 2011:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$318,937	$2,870	$12,537	$207	$334,551
Residential mortgage loans - junior liens	28,196	610	935	7	29,748
Home equity lines of credit	29,081	243	343	0	29,667
1-4 Family residential construction	9,762	0	0	0	9,762
Total residential mortgage	385,976	3,723	13,815	214	403,728
Commercial:
Commercial loans secured by real estate	135,979	7,655	5,048	1,171	149,853
Commercial and industrial	44,335	6,820	4,396	241	55,792
Political subdivisions	36,403	0	0	0	36,403
Commercial construction and land	24,696	213	1,643	0	26,552
Loans secured by farmland	7,520	1,891	1,021	38	10,470
Multi-family (5 or more) residential	6,393	374	15	0	6,782
Agricultural loans	2,581	194	44	0	2,819
Other commercial loans	561				561
Total commercial	258,468	17,147	12,167	1,450	289,232
Consumer	12,590	23	305	1	12,919

Totals	$657,034	$20,893	$26,287	$1,665	$705,879

December 31, 2010:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$318,813	$2,197	$11,778	$224	$333,012
Residential mortgage loans - junior liens	30,072	551	959	8	31,590
Home equity lines of credit	26,569	32	252	0	26,853
1-4 Family residential construction	13,582	0	797	0	14,379
Total residential mortgage	389,036	2,780	13,786	232	405,834
Commercial:
Commercial loans secured by real estate	152,157	6,671	6,472	1,794	167,094
Commercial and industrial	45,779	8,235	4,533	458	59,005
Political subdivisions	36,480	0	0	70	36,480
Commercial construction and land	22,430	314	1,260	0	24,004
Loans secured by farmland	8,877	1,248	1,188	40	11,353
Multi-family (5 or more) residential	7,781	0	0	0	7,781
Agricultural loans	3,219	209	44	0	3,472
Other commercial loans	260	132	0	0	392
Total commercial	276,983	16,809	13,497	2,292	309,581
Consumer	14,696	33	265	2	14,996

Totals	$680,715	$19,622	$27,548	$2,526	$730,411

The general component of the allowance for loan losses covers pools of loans by loan class including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans.  Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans for each loan segment are evaluated for loss exposure based upon three-year average historical net charge-off rates, adjusted for qualitative factors.  Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three distinct segments (residential mortgage, commercial and consumer) within the loan portfolio.  Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Any adjustments to the factors are supported by a narrative documentation of changes in conditions accompanying the allowance for loan loss calculation.

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment.  The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors.  Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans.  The majority of the Corporation’s commercial segment loans (approximately 68% at September 30, 2011) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values.  The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

Loans are classified as impaired, when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial loans, by the fair value of the collateral (if the loan is collateral dependent), by future cash flows discounted at the loan’s effective rate or by the loan’s observable market price.

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful.  Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment.  Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance.  The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of September 30, 2011 and December 31, 2010.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2011 and December 31, 2010:

September 30, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Residential mortgage:
Residential mortgage loans - first liens	$1,960	$332,591	$334,551
Residential mortgage loans - junior liens	137	29,611	29,748
Home equity lines of credit	93	29,574	29,667
1-4 Family residential construction	0	9,762	9,762
Total residential mortgage	2,190	401,538	403,728
Commercial:
Commercial loans secured by real estate	2,544	147,309	149,853
Commercial and industrial	751	55,041	55,792
Political subdivisions	0	36,403	36,403
Commercial construction and land	1,266	25,286	26,552
Loans secured by farmland	928	9,542	10,470
Multi-family (5 or more) residential	15	6,767	6,782
Agricultural loans	40	2,779	2,819
Other commercial loans	0	561	561
Total commercial	5,544	283,688	289,232
Consumer	51	12,868	12,919

Total Loans	$7,785	$698,094	$705,879

September 30, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$436	$2,627	$3,063
Residential mortgage loans - junior liens	11	266	277
Home equity lines of credit	0	231	231
1-4 Family residential construction	0	78	78
Total residential mortgage	447	3,202	3,649
Commercial:
Commercial loans secured by real estate	691	1,753	2,444
Commercial and industrial	301	573	874
Political subdivisions	0	0	0
Commercial construction and land	65	230	295
Loans secured by farmland	35	87	122
Multi-family (5 or more) residential	0	68	68
Agricultural loans	0	25	25
Other commercial loans	0	5	5
Total commercial	1,092	2,741	3,833
Consumer	24	203	227
Unallocated			468

Total Allowance for Loan Losses	$1,563	$6,146	$8,177

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Residential mortgage:
Residential mortgage loans - first liens	$442	$332,570	$333,012
Residential mortgage loans - junior liens	239	31,351	31,590
Home equity lines of credit	0	26,853	26,853
1-4 Family residential construction	994	13,385	14,379
Total residential mortgage	1,675	404,159	405,834
Commercial:
Commercial loans secured by real estate	3,818	163,276	167,094
Commercial and industrial	931	58,074	59,005
Political subdivisions	0	36,480	36,480
Commercial construction and land	1,197	22,807	24,004
Loans secured by farmland	931	10,422	11,353
Multi-family (5 or more) residential	0	7,781	7,781
Agricultural loans	39	3,433	3,472
Other commercial loans	0	392	392
Total commercial	6,916	302,665	309,581
Consumer	57	14,939	14,996

Total Loans	$8,648	$721,763	$730,411

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$98	$2,647	$2,745
Residential mortgage loans - junior liens	80	254	334
Home equity lines of credit	0	218	218
1-4 Family residential construction	100	108	208
Total residential mortgage	278	3,227	3,505
Commercial:
Commercial loans secured by real estate	1,335	1,979	3,314
Commercial and industrial	202	660	862
Political subdivisions	0	0	0
Commercial construction and land	380	210	590
Loans secured by farmland	36	103	139
Multi-family (5 or more) residential	0	63	63
Agricultural loans	0	32	32
Other commercial loans	0	0	0
Total commercial	1,953	3,047	5,000
Consumer	57	232	289
Unallocated			313

Total Allowance for Loan Losses	$2,288	$6,506	$9,107

Summary information related to impaired loans as of September 30, 2011 and December 31, 2010 is as follows:
	As of	As of
(In Thousands)	Sept 30	Dec. 31
	2011	2010
Impaired loans with a valuation allowance	$3,978	$5,457
Impaired loans without a valuation allowance	3,807	3,191
Total impaired loans	$7,785	$8,648
Valuation allowance related to impaired loans	$1,563	$2,288

The average investment in impaired loans was $7,654,000 for the nine months ended September 30, 2011 compared to $6,142,000 for the year 2010.  Interest income recognized on impaired loans was $172,000 for the nine months ended   September 30, 2011 compared to $204,000 for the year 2010 with all interest recognized on a cash basis.

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:
	September 30, 2011		December 31, 2010
	Past Due		Past Due
(In Thousands)	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$662	$3,254	$571	$3,301
Residential mortgage loans - junior liens	75	68	0	218
1-4 Family residential construction	0	0	0	797
Total residential mortgage	737	3,322	571	4,316
Commercial:
Commercial loans secured by real estate	105	2,063	60	3,666
Commercial and industrial	8	528	0	611
Commercial construction and land	139	978	0	1,197
Loans secured by farmland	0	928	90	932
Agricultural loans	54	40	0	40
Total commercial	306	4,537	150	6,446
Consumer	12	31	6	47

Totals	$1,055	$7,890	$727	$10,809

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$328,693	$3,977	$1,881	$334,551
Residential mortgage loans - junior liens	29,414	249	85	29,748
Home equity lines of credit	29,667	0	0	29,667
1-4 Family residential construction	9,762	0	0	9,762
Total residential mortgage	397,536	4,226	1,966	403,728

Commercial:
Commercial loans secured by real estate	147,579	766	1,508	149,853
Commercial and industrial	55,292	321	179	55,792
Political subdivisions	36,403	0	0	36,403
Commercial construction and land	26,093	320	139	26,552
Loans secured by farmland	9,542	38	890	10,470
Multi-family (5 or more) residential	6,773	9	0	6,782
Agricultural loans	2,725	0	94	2,819
Other commercial loans	561	0	0	561
Total commercial	284,968	1,454	2,810	289,232

Consumer	12,767	140	12	12,919

Totals	$695,271	$5,820	$4,788	$705,879

	As of December 31, 2010
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$325,567	$5,132	$2,313	$333,012
Residential mortgage loans - junior liens	30,997	436	157	31,590
Home equity lines of credit	26,744	109	0	26,853
1-4 Family residential construction	14,379	0	0	14,379
Total residential mortgage	397,687	5,677	2,470	405,834

Commercial:
Commercial loans secured by real estate	163,343	940	2,811	167,094
Commercial and industrial	58,474	319	212	59,005
Political subdivisions	36,480	0	0	36,480
Commercial construction and land	23,674	330	0	24,004
Loans secured by farmland	10,294	77	982	11,353
Multi-family (5 or more) residential	7,769	12	0	7,781
Agricultural loans	3,422	10	40	3,472
Other commercial loans	77	315	0	392
Total commercial	303,533	2,003	4,045	309,581

Consumer	14,686	289	21	14,996

Totals	$715,906	$7,969	$6,536	$730,411

Nonaccrual loans are included in the contractual aging immediately above and on the previous page.  A summary of the contractual aging of nonaccrual loans at September 30, 2011 and December 31, 2010 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2011 Nonaccrual Totals	$3,479	$678	$3,733	$7,890
December 31, 2010 Nonaccrual Totals	$4,156	$844	$5,809	$10,809

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Loans classified as TDRs are designated as impaired.  In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The Update provides guidance in evaluating whether a restructuring constitutes a TDR.  The Update was effective for the Corporation for the three-month and nine-month periods ended September 30, 2011, with retrospective application to January 1, 2011.  As a result of implementing the Update, the Corporation newly identified loans as impaired with a total balance of $1,535,000 at September 30, 2011.  Based on the Corporation’s analysis, no allowance for loan losses was recorded on those loans at September 30, 2011.

The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2011 and December 31, 2010 is as follows:

Troubled Debt Restructurings (TDRs)
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2011 Totals	$1,072	$0	$147	$2,727	$3,946
December 31, 2010 Totals	$645	$0	$0	$0	$645

TDRs that occurred during the three-month and nine-month periods ended September 30, 2011 are as follows:

3 Months Ended September 30, 2011		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial loans secured by real estate	6	$925	$925

9 Months Ended September 30, 2011		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Home equity lines of credit	1	$93	$93

Commercial:
Commercial loans secured by real estate	11	1,941	1,941
Commercial and industrial	3	14	14
Commercial construction and land	5	1,238	1,238
Multi-family (5 or more) residential	1	15	15

The TDR in the third quarter 2011 in the table above stems from a forbearance agreement entered into with a commercial customer.  The total principal balance of loans included in the forbearance agreement was $1,588,000, of which the Corporation had charged off $663,000 in the second quarter 2011.  Under the terms of the forbearance agreement, the Corporation agreed to accept payment of less than the total principal amount of the loans, assuming payment is received by December 1, 2011.  The forbearance agreement provides that, if the Corporation does not receive the reduced payment amount per the agreement, the Corporation’s agreement to accept less than full principal, interest and fees on the loans would expire.

Other TDRs in the nine-month period ended September 30, 2011 included extensions of terms and maturities at lower than current market rates and acceptance of interest-only payments for extended periods of time.

There were no changes in the allowance for loan losses at September 30, 2011 resulting from the TDRs that occurred in the three-month and nine-month periods ended September 30, 2011.

Defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are as follows:

3 Months Ended September 30, 2011
(Balances in Thousands)
	Number
	Of	Recorded
	Contracts	Investment
Residential mortgage,
Home equity lines of credit	1	$93

Commercial,
Commercial construction and land	1	139

9 Months Ended September 30, 2011
(Balances in Thousands)
	Number
	Of	Recorded
	Contracts	Investment
Residential mortgage,
Home equity lines of credit	1	$93

Commercial:
Commercial loans secured by real estate	2	207
Commercial construction and land	1	139

The events of default in the table above resulted from the borrowers’ failure to make payments due at maturity, based on loan maturity dates that had been extended from their original due dates.  At September 30, 2011, the Corporation evaluated loans to the borrowers who defaulted subsequent to restructurings, in determining the specific allowance for loan loss amounts related to the underlying loans.  Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required for these loans at September 30, 2011.

7. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage.  Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2011 and December 31, 2010, and will not affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan for which benefit accruals and participation were frozen in 2002.  Information related to the Citizens Trust Company Retirement Plan has been included in the table that follows.  The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2011	2010	2011	2010
Service cost	$0	$0	$62	$51
Interest cost	55	50	69	67
Expected return on plan assets	(54)	(50)	0	0
Amortization of transition (asset) obligation	0	0	27	27
Amortization of prior service cost	0	0	11	11
Recognized net actuarial loss	3	2	0	0
Net periodic benefit cost	$4	$2	$169	$156

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
	2011	2010	2011	2010
Service cost	$0	$0	$20	$17
Interest cost	18	16	23	22
Expected return on plan assets	(18)	(17)	0	0
Amortization of transition (asset) obligation	0	0	9	9
Amortization of prior service cost	0	0	4	4
Recognized net actuarial loss	1	0	0	0
Net periodic benefit cost	$1	$(1)	$56	$52

In the first nine months of 2011, the Corporation funded postretirement contributions totaling $44,000, with estimated annual postretirement contributions of $59,000 expected in 2011 for the full year.  The Corporation made a contribution to the defined benefit pension plan of $4,000 in the first quarter of 2011.  Based upon the related actuarial reports, the Corporation has no required further contributions to the Citizens Trust Company Retirement Plan for the 2011 plan year; however, the Corporation may elect to make discretionary contributions later in 2011.

8. STOCK-BASED COMPENSATION PLANS

In January 2011, the Corporation granted options to purchase a total of 93,674 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans.  The exercise price for the 2011 awards is $15.06 per share, based on the market price as of the date of grant.  In 2010, the Corporation made no awards of stock options.  Stock option expense is recognized over the vesting period of each option.  The Corporation expects total stock option expense for the year ending December 31, 2011 to be $279,000, which is the amount recognized for the first nine months of 2011.

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

In January 2011, the Corporation awarded a total of 15,622 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest.  Management has estimated restricted stock expense in the first nine months of 2011 based on an assumption that the ROAE target for 2011 will be met.  In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan.  This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.

Total stock-based compensation expense is as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Stock options	$0	$0	$279	$0
Restricted stock	35	18	107	50

Total	$35	$18	$386	$50

9. INCOME TAXES

The net deferred tax asset at September 30, 2011 and December 31, 2010 represents the following temporary difference components:
	September 30,	December 31,
(In Thousands)	2011	2010
Deferred tax assets:
Unrealized holding losses on securities	$0	$695
Defined benefit plans - ASC 835	161	134
Net realized losses on securities	3,362	5,755
Allowance for loan losses	2,862	3,186
Credit for alternative minimum tax paid	5,195	3,287
Net operating loss carryforwards	44	2,794
General business credit carryforwards	853	815
Other deferred tax assets	1,601	1,347
Total deferred tax assets	14,078	18,013

Deferred tax liabilities:
Unrealized holding gains on securities	4,523	0
Bank premises and equipment	1,398	1,649
Core deposit intangibles	84	114
Other deferred tax liabilities	146	196
Total deferred tax liabilities	6,151	1,959
Deferred tax asset, net	$7,927	$16,054

The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through September 30, 2011.  Of the total deferred tax asset from realized losses on securities, $392,000 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The Corporation has available an estimated $130,000 capital loss carryforward at September 30, 2011, expiring in 2015.  At December 31, 2010, the Corporation had an estimated ordinary loss carryforward of $7,886,000, expiring in 2030, and an estimated capital loss carryforward of $502,000, expiring in 2015.  The Corporation expects the ordinary loss carryforward from 2010 to be fully utilized in 2011.

The Corporation has available, unused tax credits of $853,000 at September 30, 2011 arising from investments in low income and elderly housing projects.  These tax credits may provide future benefits and, if unused, would expire in varying annual amounts from 2024 through 2031.

The provision for income tax for the three and nine month periods ended September 30, 2011 and 2010 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The effective tax rates for the Corporation are as follows:
	Three Months Ended		Fiscal Year To Date
(All amounts in thousands)	September 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
	(Current)	(Prior Year)	(Current)	(Prior Year)
Income before income tax provision	$8,219	$6,535	$23,650	$18,560
Income tax provision	2,230	1,671	6,423	4,389

Effective tax rate	27.13%	25.57%	27.16%	23.65%

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

10.  IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership.  This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010.  In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,040,000 at September 30, 2011.  Based on updated financial information, management prepared an estimated valuation based on cash flow analysis.  That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment.  Accordingly, management made the decision to completely write-off the limited partnership investment in the first quarter 2011.

11. SALE-LEASEBACK OF BANK FACILITY

In the third quarter 2011, the Corporation sold its banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to utilize a portion of the facility.  Proceeds from the sale, net of selling costs, amounted to $3,024,000, and the gain on sale of $329,000 is included in Other Operating Income in the consolidated statement of operations in the three-month and nine-month periods ended September 30, 2011.  The leaseback is for use of approximately 18% of the total building space, for a period of two years with monthly rent of approximately $8,000 per month, plus allocable utilities, property taxes and other building-related expenses identified in the lease.  The lease provides the Corporation with an option to renew for an additional two years, for monthly rent of approximately $9,000 per month, plus allocable building-related expenses.  The Corporation’s continuing interest in the property is limited to its role as lessee, and the Corporation did not provide financing to the buyer.  The Corporation has accounted for the leaseback as an operating lease.

12.  CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted.  In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The Update amends ASC Topic 310 to provide guidance in evaluating whether a restructuring constitutes a Troubled Debt Restructuring.  The main provisions conclude that a creditor must separately conclude that both of the following exist – (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties.  The amendments then provide guidance on a creditor’s evaluation of each of the requirements for a Troubled Debt Restructuring.  For public entities, the Update was effective for the first interim or annual period beginning on or after June 15, 2011, including retrospective application to the beginning of the annual period of adoption.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.  The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, and management expects to adopt this ASU in assessing goodwill for impairment as of December 31, 2011.

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

EARNINGS OVERVIEW

Third quarter 2011 net income available to common shareholders was $5,989,000, or 5.1% higher than second quarter 2011 net income.  Net income per basic and diluted common share was $0.49 in the third quarter 2011, as compared to $0.47 in the second quarter 2011 and 44.1% higher than basic and diluted earnings per share of $0.34 in the third quarter 2010.  Year-to-date net income for the first nine months of 2011 was $17,227,000, or $1.42 per share, up 35.2% on a per-share basis from the first nine months of 2010.

Some of the more significant fluctuations in the components of earnings are as follows:

·
In the third quarter 2011, net interest income was $394,000 higher than in the second quarter 2011, and $1,353,000 higher than in the third quarter 2010.  Year-to-date net interest income through September 30, 2011 was $3,627,000 (11.4%) higher than the total for the first nine months of 2010.  The improvement in net interest income in 2011 has resulted from several factors, including ongoing reductions in cost of funds, reduction in outstanding borrowings and lower balances maintained in overnight investment with the Federal Reserve and other banks.  Net interest income includes accretion of $229,000 in the third quarter 2011, $160,000 in the second quarter and $500,000 in the first nine months of 2011, from the offset of a previous write-down on a security.

·
The provision for loan losses was a credit (reduction in expense) of $37,000, as compared to a provision of $31,000 in the second quarter 2011 and a provision of $189,000 in the third quarter 2010.  For the first nine months of 2011, the credit for loan losses was ($198,000), as compared to a provision for loan losses of $472,000 for the first nine months of 2010.  The credit for loan losses in the third quarter and first nine months of 2011 resulted, in part, from a reduction in loans outstanding, as the general component of the allowance was reduced.   Further, in recent years, C&N has experienced a limited amount of loan-related credit problems, as compared to averages for comparable-sized peer banks, as reflected in the low total loan loss provision recognized in 2010 and 2011.

·
Noninterest revenue was $3,999,000 in the third quarter 2011, up from $3,673,000 in the second quarter 2011 and $3,562,000 in the third quarter 2010.  In the third quarter 2011, noninterest revenue included net gains from sales of premises and equipment of $324,000, including a gain of $329,000 from sale of the banking facility at 130 Court Street, Williamsport, PA.  The Corporation has entered into a leasing arrangement to continue to utilize a portion of the facility and continues to provide retail, trust and commercial banking services at the location.  The Corporation expects to realize a reduction in annual expense of approximately $150,000 (pre-tax) as a result of the new arrangement.  For the nine months ended September 30, 2011, noninterest revenue totaled $10,227,000, down from $10,370,000 in the first nine months of 2010.  Total noninterest revenue included net gains from sales of premises and equipment of $324,000 in 2011 and $445,000 in 2010.  Also, in the first quarter 2011 the Corporation recorded an impairment loss of $948,000 related to an investment in a real estate limited partnership.  Excluding gains from sales of premises and equipment and the impairment loss, noninterest revenue for the first nine months of 2011 totaled $10,851,000, or 9.3% higher than the corresponding 2010 amount.  In the first nine months of 2011, revenues have increased significantly over the corresponding period of 2010 from brokerage services, interchange fees on debit card transactions, origination and sale of mortgage loans, service charges on deposit accounts and other operating income.

·
Gains from available-for-sale securities totaled $26,000 in the third quarter 2011, down from $163,000 in the second quarter 2011 and $388,000 in the third quarter 2010.  For the first nine months of 2011, gains from available-for-sale securities were $2,028,000, considerably higher than the total gains of $765,000 for the first nine months of 2010.  In the first quarter 2011, C&N realized gains of $1,510,000 from two pooled trust-preferred securities that had been written off in prior periods.

·
Total noninterest expense was $8,052,000 in the third quarter 2011, up from $7,794,000 in the second quarter 2011 and down slightly from $8,082,000 in the third quarter 2010.  The increase in noninterest expense in the third quarter 2011 as compared to the immediate prior quarter resulted mainly from increases in loan collection expense of $151,000, professional fees (mainly related to implementation of loan-related software) of $55,000 and charitable donations of $51,000.  Noninterest expense for the third quarter 2011 as compared to the third quarter 2010 included the benefit of a decrease in FDIC assessments of $208,000.  In the nine months ended September 30, 2011, total noninterest expense of $24,109,000 was 1.4% higher than in the first nine months of 2010.  Total salaries and wages for the first nine months of 2011 were $690,000 higher than in 2010, including an increase in total employee stock-based compensation of $302,000 and an increase of $94,000 in estimated incentive compensation.  Pensions and employee benefits expense was $442,000 higher in the first nine months of 2011 than in the corresponding period of 2010, including higher estimated self-insured employee health insurance expense.  Furniture and equipment expense was $175,000 lower in the first nine months of 2011 as compared to the same period in 2010, as depreciation expense was lower due to some computer-related hardware and software becoming fully depreciated.  FDIC assessments were $513,000 lower in the first nine months of 2011 than in the first nine months of 2010.  Other operating expense was $219,000 lower in the first nine months of 2011 than in the corresponding period of 2010, including reductions in public company-related expenses, collection expense, other real estate expenses and office supplies.

·
The provision for income taxes totaled $2,230,000 or 27.1% of pre-tax income in the third quarter 2011, up from $1,671,000 or 25.6% of pre-tax income in the third quarter 2010.  For the nine months ended September 30, 2011, the provision for income taxes was $6,423,000 or 27.2% of pre-tax income, up from $4,389,000 or 23.6% of pre-tax income in the first nine months of 2010.  The provision for income tax in the second quarter 2010 included a benefit (reduction in expense) of $225,000 resulting from a reduction in a valuation reserve.

·
In the third quarter 2010, C&N redeemed preferred stock that had previously been issued, and has had no preferred stock outstanding and no corresponding dividend costs in 2011.  In 2010, earnings available for common shareholders were impacted by dividends paid on preferred stock, including $729,000 in the third quarter 2010 and $1,474,000 for the first nine months of 2010.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2011	2011	2011	2010	2010	2010	2010
Interest income	$15,317	$15,443	$15,298	$15,500	$15,495	$15,386	$15,733
Interest expense	3,108	3,628	4,016	4,310	4,639	5,036	5,260
Net interest income	12,209	11,815	11,282	11,190	10,856	10,350	10,473
(Credit) provision for loan losses	(37)	31	(192)	719	189	76	207
Net Interest income after (credit) provision for loan losses	12,246	11,784	11,474	10,471	10,667	10,274	10,266
Other income	3,999	3,673	2,555	3,468	3,562	3,260	3,548
Net gains on available-for-sale securities	26	163	1,839	64	388	319	58
Other expenses	8,052	7,794	8,263	7,708	8,082	7,703	7,997
Income before income tax provision	8,219	7,826	7,605	6,295	6,535	6,150	5,875
Income tax provision	2,230	2,129	2,064	1,411	1,671	1,281	1,437
Net income	5,989	5,697	5,541	4,884	4,864	4,869	4,438
US Treasury preferred dividends	0	0	0	0	729	372	373
Net income available to common shareholders	$5,989	$5,697	$5,541	$4,884	$4,135	$4,497	$4,065
Net income per common share – basic	$0.49	$0.47	$0.46	$0.40	$0.34	$0.37	$0.34
Net income per common share – diluted	$0.49	$0.47	$0.45	$0.40	$0.34	$0.37	$0.34

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense.  Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010.  In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis.  Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements.  The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2011 and 2010

For the nine-month periods, fully taxable equivalent net interest income was $37,735,000 in 2011, $3,762,000 (11.1%) higher than in 2010.  As shown in Table IV, net changes in volume had the effect of increasing net interest income $2,809,000 in 2011 compared to 2010, and interest rate changes had the effect of increasing net interest income $953,000. The most significant components of the volume change in net interest income in 2011 were a decrease in interest expense of $1,390,000 attributable to a reduction in the balance of long-term borrowed funds and an increase in interest income of $1,248,000 attributable to growth in the balance of available-for-sale securities.  The most significant components of the rate change in net interest income in 2011 were a decrease in interest expense of $2,188,000 due to lower rates paid on interest-bearing deposits and a decrease in interest income of $920,000 attributable to lower rates earned on available-for-sale securities.   As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.91% in 2011, as compared to 3.47% in 2010.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $48,487,000 in 2011, a decrease of 0.9% from 2010.  Income from available-for-sale securities increased $328,000 (2.4%), while interest and fees from loans decreased $688,000, or 2.0%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2011 increased to $459,774,000, an increase of $34,397,000, or 8.1% from 2010.  During 2010 and 2011, the Corporation increased the size of its tax-exempt municipal security portfolio. Net growth in the taxable available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations and also included a significant increase in the balance of taxable municipal securities. This growth was partially offset by a reduction in the balance of U.S. Government agency bonds. The Corporation’s yield on taxable securities fell in 2010 and 2011 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less.  The average rate of return on available-for-sale securities was 4.14% for 2011 and 4.38% in 2010.

The average balance of gross loans decreased 0.5% to $718,310,000 in 2011 from $721,644,000 in 2010. The Corporation experienced modest contraction in the balance of the residential mortgage and consumer loan portfolios, primarily resulting from management’s decision to sell a portion of newly originated residential mortgages on the secondary market.  Total average balance of commercial loans is slightly higher in 2011 than in 2010, though the total has fallen in the third quarter 2011 as a result of pay-offs received on a few large loans.  The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.36% in 2011 and 6.46% in 2010.

The average balance of interest-bearing due from banks decreased to $29,659,000 in 2011 from $59,547,000 in 2010. This has consisted primarily of balances held by the Federal Reserve.  Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2010 and 2011 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years.  Also, in 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant.  These repurchases were completed during the third quarter 2010.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $4,183,000, or 28.0%, to $10,752,000 in 2011 from $14,935,000 in 2010.  Table III shows that the overall cost of funds on interest-bearing liabilities fell to 1.46% in 2011 from 1.95% in 2010.

Total average deposits (interest-bearing and noninterest-bearing) increased 4.6%, to $1,000,193,000 in 2011 from $955,954,000 in 2010.  This increase came mainly in interest checking, savings accounts, and demand deposits; the increases were partially offset by decreases in the average balance of certificates of deposit and Individual Retirement Accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts have decreased significantly in 2011 as compared to 2010.

Variable-rate accounts comprised $145,833,000 of the average balance in Individual Retirement Accounts in 2011 and $151,618,000 in 2010. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed, and the rate paid was lowered to 1.50%. During the third quarter 2011, the rate was lowered again to 1.00%. As shown in Table III, the average rate on Individual Retirement Accounts decreased to 2.33% in 2011 from 3.07% in 2010.

Total average borrowed funds decreased $57,730,000 to $156,068,000 in 2011 from $213,798,000 in 2010.  During 2010 and 2011, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.55% in 2011, down from 3.63% in 2010.

Three-Month Periods Ended September 30, 2011 and 2010

Except as noted below, significant changes in the three-month results are consistent with the discussion of the nine-month results provided in the previous section.

For the three-month periods, fully taxable equivalent net interest income was $13,023,000 in 2011, $1,389,000 (11.9%) higher than in 2010.  As shown in Table IV, net changes in volume had the effect of increasing net interest income $709,000 in 2011 compared to 2010, and interest rate changes had the effect of increasing net interest income $680,000. As presented in Table III, the “Interest Rate Spread” was 4.05% in 2011, as compared to 3.58% in 2010.

Interest income totaled $16,131,000 in 2011, a decrease of 0.1% from 2010.  Income from available-for-sale securities increased $253,000, while interest and fees from loans decreased $382,000, or 3.3%.  As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2011 increased to $461,822,000, an increase of $34,298,000, or 8.0% from 2010.  The average rate of return on available-for-sale securities was 4.09% for 2011 and 4.19% in 2010. For the three-month period, the average balance of gross loans decreased 1.5% to $714,505,000 in 2011 from $725,408,000 in 2010. The average rate of return on loans was 6.31% in 2011 and 6.42% in 2010. The average balance of interest-bearing due from banks, mainly from balances held by the Federal Reserve, decreased to $27,884,000 in 2011 from $45,661,000 in 2010.

For the three-month period, interest expense fell $1,531,000, or 33.0%, to $3,108,000 in 2011 from $4,639,000 in 2010. Total average deposits (interest-bearing and noninterest-bearing) increased 2.0%, to $995,765,000 in 2011 from $975,936,000 in 2010.  Total average borrowed funds decreased $39,300,000 to $150,915,000 in 2011 from $190,215,000 in 2010.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	Sept. 30,		Increase/	Sept. 30,		Increase/
(In Thousands)	2011	2010	(Decrease)	2011	2010	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,848	$2,698	$150	$8,513	$8,617	$(104)
Tax-exempt	1,915	1,812	103	5,741	5,309	432
Total available-for-sale securities	4,763	4,510	253	14,254	13,926	328
Held-to-maturity securities,
Taxable	0	0	0	0	2	(2)
Trading securities	0	0	0	0	2	(2)
Interest-bearing due from banks	13	26	(13)	45	102	(57)
Federal funds sold	0	0	0	0	0	0
Loans:
Taxable	10,799	11,153	(354)	32,521	33,112	(591)
Tax-exempt	556	584	(28)	1,667	1,764	(97)
Total loans	11,355	11,737	(382)	34,188	34,876	(688)
Total Interest Income	16,131	16,273	(142)	48,487	48,908	(421)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	89	199	(110)	336	633	(297)
Money market	106	198	(92)	397	678	(281)
Savings	32	49	(17)	136	140	(4)
Certificates of deposit	970	1,211	(241)	3,012	3,936	(924)
Individual Retirement Accounts	578	1,257	(679)	2,727	3,739	(1,012)
Other time deposits	0	2	(2)	2	5	(3)
Total interest-bearing deposits	1,775	2,916	(1,141)	6,610	9,131	(2,521)
Borrowed funds:
Short-term	6	15	(9)	20	166	(146)
Long-term	1,327	1,708	(381)	4,122	5,638	(1,516)
Total borrowed funds	1,333	1,723	(390)	4,142	5,804	(1,662)
Total Interest Expense	3,108	4,639	(1,531)	10,752	14,935	(4,183)

Net Interest Income	$13,023	$11,634	$1,389	$37,735	$33,973	$3,762

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

Table IIl - Analysis of Average Daily Balances and Rates
(Dollars in Thousands)
	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2011	Return/	9/30/2010	Return/	9/30/2011	Return/	9/30/2010	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$333,848	3.38%	$313,385	3.42%	$332,105	3.43%	$314,992	3.66%
Tax-exempt	127,974	5.94%	114,139	6.30%	127,669	6.01%	110,385	6.43%
Total available-for-sale securities	461,822	4.09%	427,524	4.19%	459,774	4.14%	425,377	4.38%
Held-to-maturity securities, Taxable	0	0.00%	0	0.00%	0	0.00%	51	5.27%
Trading securities	0	0.00%	0	0.00%	0	0.00%	38	6.99%
Interest-bearing due from banks	27,884	0.18%	45,661	0.23%	29,659	0.20%	59,547	0.23%
Federal funds sold	0	0.00%	36	0.00%	0	0.00%	64	0.00%
Loans:
Taxable	679,875	6.30%	690,084	6.41%	683,475	6.36%	685,669	6.46%
Tax-exempt	34,630	6.37%	35,324	6.56%	34,835	6.40%	35,975	6.56%
Total loans	714,505	6.31%	725,408	6.42%	718,310	6.36%	721,644	6.46%
Total Earning Assets	1,204,211	5.31%	1,198,629	5.39%	1,207,743	5.37%	1,206,721	5.42%
Cash	18,601		17,788		17,745		17,509
Unrealized gain/loss on securities	10,312		4,746		5,216		1,834
Allowance for loan losses	(8,372)		(8,586)		(8,834)		(8,507)
Bank premises and equipment	21,682		23,319		22,087		23,724
Intangible Asset - Core Deposit Intangible	256		396		286		439
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	52,637		72,735		56,551		76,787
Total Assets	$1,311,269		$1,320,969		$1,312,736		$1,330,449

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$158,849	0.22%	$153,933	0.51%	$163,024	0.28%	$141,928	0.60%
Money market	206,826	0.20%	204,470	0.38%	205,856	0.26%	201,714	0.45%
Savings	98,434	0.13%	79,484	0.24%	95,648	0.19%	75,624	0.25%
Certificates of deposit	207,822	1.85%	222,117	2.16%	208,418	1.93%	228,419	2.30%
Individual Retirement Accounts	151,910	1.51%	163,794	3.04%	156,531	2.33%	162,702	3.07%
Other time deposits	1,813	0.00%	1,839	0.43%	1,376	0.19%	1,406	0.48%
Total interest-bearing deposits	825,654	0.85%	825,637	1.40%	830,853	1.06%	811,793	1.50%
Borrowed funds:
Short-term	19,935	0.12%	23,328	0.26%	18,747	0.14%	30,281	0.73%
Long-term	130,980	4.02%	166,887	4.06%	137,321	4.01%	183,517	4.11%
Total borrowed funds	150,915	3.50%	190,215	3.59%	156,068	3.55%	213,798	3.63%
Total Interest-bearing Liabilities	976,569	1.26%	1,015,852	1.81%	986,921	1.46%	1,025,591	1.95%
Demand deposits	170,111		150,299		169,340		144,161
Other liabilities	7,761		8,209		7,078		7,642
Total Liabilities	1,154,441		1,174,360		1,163,339		1,177,394
Stockholders' equity, excluding other comprehensive income/loss	150,332		143,738		146,248		152,153
Other comprehensive income/loss	6,496		2,871		3,149		902
Total Stockholders' Equity	156,828		146,609		149,397		153,055
Total Liabilities and Stockholders' Equity	$1,311,269		$1,320,969		$1,312,736		$1,330,449
Interest Rate Spread		4.05%		3.58%		3.91%		3.47%
Net Interest Income/Earning Assets		4.29%		3.85%		4.18%		3.76%

Total Deposits (Interest-bearing and Demand)	$995,765		$975,936		$1,000,193		$955,954

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis.
(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/11 vs. 9/30/10			9 Months Ended 9/30/11 vs. 9/30/10
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$175	$(25)	$150	$455	$(559)	$(104)
Tax-exempt	210	(107)	103	793	(361)	432
Total available-for-sale securities	385	(132)	253	1,248	(920)	328
Held-to-maturity securities, Taxable	0	0	0	(1)	(1)	(2)
Trading securities	0	0	0	(1)	(1)	(2)
Interest-bearing due from banks	(8)	(5)	(13)	(46)	(11)	(57)
Federal funds sold	0	0	0	0	0	0
Loans:
Taxable	(166)	(188)	(354)	(106)	(485)	(591)
Tax-exempt	(12)	(16)	(28)	(55)	(42)	(97)
Total loans	(178)	(204)	(382)	(161)	(527)	(688)
Total Interest Income	199	(341)	(142)	1,039	(1,460)	(421)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	3	(113)	(110)	83	(380)	(297)
Money market	2	(94)	(92)	14	(295)	(281)
Savings	8	(25)	(17)	32	(36)	(4)
Certificates of deposit	(73)	(168)	(241)	(325)	(599)	(924)
Individual Retirement Accounts	(88)	(591)	(679)	(137)	(875)	(1,012)
Other time deposits	0	(2)	(2)	0	(3)	(3)
Total interest-bearing deposits	(148)	(993)	(1,141)	(333)	(2,188)	(2,521)
Borrowed funds:
Short-term	2	(11)	(9)	(47)	(99)	(146)
Long-term	(364)	(17)	(381)	(1,390)	(126)	(1,516)
Total borrowed funds	(362)	(28)	(390)	(1,437)	(225)	(1,662)
Total Interest Expense	(510)	(1,021)	(1,531)	(1,770)	(2,413)	(4,183)

Net Interest Income	$709	$680	$1,389	$2,809	$953	$3,762

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

In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The estimated yield to maturity is 146.70%. The security has a face amount of $2 million, matures in May 2012, and has an interest rate which adjusts quarterly based on 3-month LIBOR. The security had an amortized cost of $818,000 and a fair value of $2,007,000 at September 30, 2011.

The actual and estimated future amounts of accretion income from this security are as follows:

Accretion of
Prior OTTI
4th Quarter 2010 (Actual)	$83
1st Quarter 2011 (Actual)	111
2nd Quarter 2011 (Actual)	160
3rd Quarter 2011 (Actual)	229
4th Quarter 2011 (Estimated)	325
1st Quarter 2012 (Estimated)	457
2nd Quarter 2012 (Estimated)	398
Total	$1,763

TABLE V - COMPARISON OF NONINTEREST INCOME
(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Service charges on deposit accounts	$1,230	$1,166	$3,586	$3,449
Service charges and fees	218	191	643	594
Trust and financial management revenue	785	876	2,608	2,605
Brokerage revenue	199	102	551	318
Insurance commissions, fees and premiums	66	65	192	186
Interchange revenue from debit card transactions	490	427	1,427	1,226
Net gains from sales of loans	263	275	677	478
Increase in cash surrender value of life insurance	127	121	381	352
Net gain (loss) from sale of premises and equipment	324	(4)	324	445
Net gain from other real estate	51	149	8	113
Impairment loss on limited partnership investment	0	0	(948)	0
Other operating income	246	194	778	604
Total other operating income, before realized gains on available-for-sale securities, net	$3,999	$3,562	$10,227	$10,370

NONINTEREST INCOME - NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Table V excludes realized gains (losses) on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.  Total noninterest income shown in Table V decreased $143,000 or 1.4%, in the first nine months of 2011 compared to the first nine months of 2010.  Items of significance are as follows:

·
In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership.  This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010.  In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,040,000 at September 30, 2011.  Based on updated financial information, management prepared an estimated valuation based on cash flow analysis.  That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment.  Accordingly, management made the decision to completely write-off the limited partnership investment in 2011.

·
As described in the Earnings Overview section of Management’s Discussion and Analysis, in the third quarter 2011, the Corporation realized net gains from sales of premises and equipment totaling $324,000, including a gain of $329,000 from sale of the Court Street, Williamsport, PA location.  The Corporation has entered into a leasing arrangement to continue to utilize a portion of the facility.  The leaseback is for use of approximately 18% of the total building space, for a period of two years with monthly rent of approximately $8,000 per month, plus allocable utilities, property taxes and other building-related expenses identified in the lease.  The lease provides the Corporation with an option to renew for an additional two years, for monthly rent of approximately $9,000 per month, plus allocable building-related expenses.  The Corporation’s continuing interest in the property is limited to its role as lessee, and the Corporation did not provide financing to the buyer.  The Corporation has accounted for the leaseback as an operating lease. In the nine months ended September 30, 2010, net gains from sales of premises and equipment totaled $445,000, including a first quarter gain of $448,000 from the sale of a parcel adjacent to the Court Street, Williamsport location.

·
Net gains from sales of real estate acquired from foreclosures (other real estate) amounted to $8,000 in the first nine months of 2011, down from $113,000 in the first nine months of 2010.  There was one transaction with a gain (not adjusted for prior loan charge-off and foregone interest income amounts) of $80,000 in the first nine months of 2010.

·
Brokerage revenue of $551,000 in the first nine months of 2011 was $233,000 higher than in the same period of 2010.  The increase in brokerage revenue includes the effects of sales of annuities to customers who had previously held variable-rate Individual Retirement Accounts (deposits) with the Corporation.  Changes in variable-rate Individual Retirement Account deposits are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis.

·
Interchange revenue from debit card transactions of $1,427,000 in the first nine months of 2011 is $201,000, or 16.4%, higher than in the same period of 2010.  The increased level of interchange fees reflects customers’ higher volume of debit card transactions.  The Federal Reserve issued a final rule, effective October 1, 2011, which establishes maximum interchange rates that may be paid to large (as defined) financial institutions.  The maximum rates established under the rule are approximately 45% lower than the average market rates paid to the Corporation throughout the last several years.  Although the rule’s rate constraints do not directly apply to the Corporation (because the Corporation is not considered a large financial institution for this purpose), management believes interchange revenues could be reduced either because of lower volumes or because market conditions may dictate that smaller financial institutions receive rates similar to large financial institutions.  Management is monitoring regulatory and market conditions associated with interchange processing, but cannot reasonably estimate the timing or amount of future changes in interchange revenues that may occur.

·
Net gains from the sale of loans increased $199,000 in 2011 compared to 2010.  In 2010, management began to sell a significant amount of residential mortgage originations into the secondary market.  The increase in net gains from sales of loans is almost entirely associated with the Corporation’s participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago.  The increased volume of mortgage loans sold reflects the impact of significant refinancing activity, with a new upsurge starting in the third quarter 2011, triggered by falling long-term market interest rates on mortgages.  The recent increase in volume is similar to the surge in refinancing activity the Corporation experienced in the last several months of 2010.

·
Other operating income of $778,000 in the first nine months of 2011 was $174,000 higher than in the first nine months of 2010.  In 2011, this category included income of $136,000 from a limited liability equity investment in an entity performing title insurance services throughout Pennsylvania.  Comparatively, the Corporation recognized $20,000 of income from investment in this entity in the first nine months of 2010.  The Corporation has also experienced increases in revenues from check sales (up $33,000) and merchant services (up $26,000) in the first nine months of 2011 as compared to the same period in 2010.

·
Service charges on deposit accounts of $3,586,000 in the first nine months of 2011 was $137,000 (4%) higher than in the same period of 2010, mainly due to fee pricing changes effective at the beginning of 2011.

NONINTEREST INCOME – THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Total noninterest income, excluding securities gains, amounted to $3,999,000 in the third quarter 2011, which was $437,000 (12.3%) higher than in the third quarter 2010.  As described above, third quarter 2011 results included net gains from sales of premises and equipment of $324,000, mainly from sale of the Court Street, Williamsport location under a sale-leaseback transaction.  As reflected in Table V, other significant increases were from: (1) brokerage revenue, which was up $97,000, or 95.1%; (2) service charges on deposit accounts, which were up $64,000 or 5.5%; (3) interchange revenues, which increased $63,000, or 14.8%; and other operating income, which was up $52,000, or 26.8%.  Trust and financial management revenue was $91,000, or 10.4%, lower in the third quarter 2011 as compared to the third quarter 2010.  In the third quarter 2010, trust revenues included fees associated with several large estates, with no comparable transactions in the third quarter 2011.
.
TABLE VI - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010
Salaries and wages	$3,451	$3,354	$10,321	$9,631
Pensions and other employee benefits	1,020	980	3,344	2,902
Occupancy expense, net	641	654	2,038	2,004
Furniture and equipment expense	498	500	1,435	1,610
FDIC Assessments	174	382	688	1,201
Pennsylvania shares tax	345	305	984	916
Other operating expense	1,923	1,907	5,299	5,518
Total Other Expense	$8,052	$8,082	$24,109	$23,782

NONINTEREST EXPENSE - NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Total noninterest expense in Table VI increased $327,000 or 1.4% in the nine months ended September 30, 2011 from the first nine months of 2010.  Significant changes include the following:

·
Salaries and wages increased $690,000, or 7.2%.  In the first nine months of 2011, salaries and wages expense includes officers’ incentive stock option compensation of $244,000; however, since no stock options were awarded in 2010, there was no officers’ incentive stock option expense incurred in 2010.  In addition, salaries and wages expense in 2011 include increases of $90,000 in estimated incentive bonuses and $58,000 in officers’ restricted stock compensation over the comparable 2010 amounts.  Excluding performance based stock and bonus compensation incentives, total salaries and wages were 3.4% higher in the first nine months of 2011 as compared to the comparable period in 2010.

·
Pensions and other employee benefits increased $442,000, or 15.2%.  Within this category, group health insurance expense was $268,000 higher in 2011.  In the first quarter 2010, the Corporation recorded a reduction in group health insurance expense of $215,000 for the difference between actual and estimated claims from the previous year (2009).  Payroll taxes and employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan are higher in the first nine months of 2011 than in the same period of 2010, including higher costs in the first quarter 2011 related to incentive compensation paid in January 2011 based on 2010 performance.

·	Furniture and equipment expense decreased $175,000, or 10.9% in 2011 with the decrease primarily associated with reductions in depreciation for the Corporation’s core banking systems.

·
FDIC Assessments decreased $513,000, or 42.7% in 2011.  Effective April 1, 2011, the FDIC’s method of determining assessments to banks has changed, with the new methodology expected to result in higher assessments to larger, more complex or higher-risk institutions, with smaller assessments to many community and small regional banks.  The Corporation’s second quarter 2011 and estimated third quarter 2011 FDIC assessments, determined using the new methodology, are substantially lower than the amounts assessed for the prior several quarters.  The favorable decline also reflects rate changes attributed to improvements in the Corporation’s risk profile based on financial ratios.

·
Other operating expense decreased $219,000, or 4.0%, in the first nine months of 2011 as compared to the comparable period in 2010.  This category includes many different types of expenses, with the most significant differences in amounts between 2011 and 2010 as follows:

➢	Professional fees and other costs associated with public company requirements, down $136,000, or 51.9%
➢	Out-of-pocket collection-related expenses, net of reimbursements, down $91,000, or 44.4%
➢	Office supplies, down $74,000, or 27.2%
➢	Attorney fees, primarily associated with lending and collection matters, down $71,000, or 32.6%
➢	Amortization of core deposit intangibles from 2005 and 2007 acquisitions, down $46,000, or 34.8%
➢	Expenses associated with other real estate properties, down $43,000, or 41.7%
➢	Operational losses associated with Trust and branch processing, down $40,000, or 66.2%
➢	Telephone data lines and service, down $39,000, or 9.9%
➢	Professional and administrative expenses associated with Citizens & Northern Investment Corporation activities, down $37,000, or 85.6%
➢
Expenses associated with Bucktail Life Insurance Company, up $189,000.  In the second quarter 2010, the Corporation recorded a reduction in estimated insurance reserves, which reduced Bucktail-related expenses by $245,000.

➢	Fees paid related to interchange and ATM processing increased $82,000, or 12.1%
➢	Software-related subscriptions and updates, up $80,000, or 15.9%
➢	Charitable donations, up $34,000, mainly due to a $50,000 donation to the Red Cross for victims of flooding that occurred in the Corporation’s market area in September 2011.

NONINTEREST EXPENSE - THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Total noninterest expense was $30,000 or 0.4% lower in the third quarter 2011 as compared to the third quarter 2010.  Significant changes include the following:

·
FDIC Assessments decreased $208,000, or 54.5% in the third quarter 2011 as compared to the third quarter 2010.  As described in the nine month analysis above, the FDIC’s method of determining assessments has changed, resulting in lower assessments in 2011.

·
Other operating expense increased $16,000, or 0.8%, in the third quarter 2011 as compared to the third quarter 2010.  The most significant differences in individual types of expenses within this category between the third quarters of 2011 and 2010 are as follows:

➢	Professional fees, mainly associated with lending-related software implementations, up $73,000, or 97.0%
➢	Software-related subscriptions and updates, up $51,000, or 32.5%
➢	Charitable donations, up $44,000
➢	Expenses associated with Bucktail Life Insurance Company, up $34,000
➢	Fees paid related to interchange and ATM processing increased $24,000, or 10.2%
➢	Out-of-pocket collection-related expenses, net of reimbursements, down $56,000, or 34.5%
➢	Attorney fees, primarily associated with loan collection activities, down $43,000, or 47.1%
➢	Professional fees and other costs associated with public company requirements, down $28,000, or 56.6%
➢	Telephone data lines and service, down $23,000, or 16.4%
➢	Public relations expense, down $22,000, or 58.9%

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

The allowance for loan losses was $8,177,000 at September 30, 2011 down from $9,107,000 at December 31, 2010.  As presented in Table VIII, the specific component of the allowance on impaired loans decreased to $1,563,000 at September 30, 2011 from $2,288,000 at December 31, 2010.  Table VIII also shows that the collectively determined components of the allowance fell by a total of $205,000 as of September 30, 2011 compared to December 31, 2010, mainly because total outstanding loans decreased for each segment of the portfolio.  The average net charge-off percentages and average qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly at September 30, 2011 as compared to the December 31, 2010 analysis.

The decrease in the allowance on impaired loans at September 30, 2011 as compared to December 31, 2010 included the following significant transactions:

·
In the second quarter 2011 charge-offs totaling $663,000 were recorded related to a commercial relationship for which specific allowances totaling $765,000 had been established at December 31, 2010.  After the impact of these charge-offs and re-evaluation of the allowances required, the Corporation had loans outstanding totaling $925,000 with a specific allowance of $450,000 at September 30, 2011 related to this commercial borrower.

·
In the second quarter 2011, a charge-off of $46,000 was recorded for a commercial relationship for which specific allowances totaling $200,000 had been established at December 31, 2010.  After the impact of the charge-off, there were no loans outstanding from this borrower, and a balance in foreclosed assets held for sale of $412,000 at September 30, 2011, based on the estimated fair value of real estate that had collateralized the loans.

·	In the first quarter 2011, the Corporation was paid off in full on a commercial loan relationship for which an allowance of $150,000 had been established at December 31, 2010.

Table VII shows a credit for loan losses of $198,000 for the first nine months of 2011, in comparison to a provision for loan losses of $472,000 in the first nine months of 2010 and the average annual provision over the previous five years of $796,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. Note 6 to the consolidated financial statements includes a summary of the provision for loan losses and activity in the allowance for loan losses, by segment and class, for both the year to date and most recent quarter of 2011.

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs).  As of September 30, 2011, total impaired loans were $7,785,000, down from $8,648,000 at December 31, 2010.  The balance of impaired loans at September 30, 2011 included loans newly identified as impaired in the third quarter 2011 totaling $1,535,000, resulting from implementation of new FASB guidance (ASU 2011-02) related to accounting for TDRs.  Nonaccrual loans decreased to $7,890,000 at September 30, 2011 from $10,809,000 at December 31, 2010, and total loans past due 90 days or more and still in accrual status increased to $1,055,000 at September 30, 2011 from $727,000 at December 31, 2010.  Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated.  Over the period 2006-2010 and the first nine months of 2011, each period includes a few large commercial relationships that have required significant monitoring and workout efforts.  As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

As shown in Table IX, loans classified as TDRs increased to $3,946,000 at September 30, 2011 from $645,000 at December 31, 2010.  The increase in TDRs reflects the impact of the new (ASU 2011-02) accounting guidance, as modifications such as extensions of terms and maturities that would have not been considered TDRs in the past (because the contractual interest rate had not been changed) are now considered TDRs because the current (un-modified) contractual rate would be considered less than a market rate for the applicable borrower.  The increase in TDRs also includes a balance of $925,000 related to a forbearance agreement entered into with a commercial customer in the third quarter 2011, pursuant to which the borrower would be permitted to pay off its obligations for less than the face amount of principal, if completed by December 1, 2011.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2011. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended
(In Thousands)	Sept. 30,	Sept. 30,	Years Ended December 31,
	2011	2010	2010	2009	2008	2007	2006
Balance, beginning of year	$9,107	$8,265	$8,265	$7,857	$8,859	$8,201	$8,361
Charge-offs:
Residential mortgage	(100)	(195)	(340)	(146)	(173)	(149)	(611)
Commercial	(751)	(56)	(91)	(39)	(1,607)	(174)	(200)
Consumer	(116)	(135)	(188)	(293)	(259)	(221)	(281)
Total charge-offs	(967)	(386)	(619)	(478)	(2,039)	(544)	(1,092)
Recoveries:
Residential mortgage	0	53	55	8	19	5	11
Commercial	178	111	113	77	22	31	159
Consumer	57	87	102	121	87	50	90
Total recoveries	235	251	270	206	128	86	260
Net charge-offs	(732)	(135)	(349)	(272)	(1,911)	(458)	(832)
Allowance for loan losses recorded in acquisition	0	0	0	0	0	587	0
(Credit) provision for loan losses	(198)	472	1,191	680	909	529	672
Balance, end of period	$8,177	$8,602	$9,107	$8,265	$7,857	$8,859	$8,201

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of
	Sept. 30,	As of December 31,
	2011	2010	2009	2008	2007	2006
ASC 310 - Impaired loans	$1,563	$2,288	$1,126	$456	$2,255	$1,726
ASC 450 - Collective segments:
Commercial	2,741	3,047	2,677	2,654	1,870	2,372
Residential mortgage	3,202	3,227	3,859	3,920	4,201	3,556
Consumer	203	232	281	399	533	523
Unallocated	468	313	322	428	0	24
Total Allowance	$8,177	$9,107	$8,265	$7,857	$8,859	$8,201

TABLE IX  - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS
AND TROUBLED DEBT RESTRUCTURINGS (TDRs)
(In Thousands)	As of
	Sept. 30,	As of December 31,
	2011	2010	2009	2008	2007	2006
Impaired loans with a valuation allowance	$3,978	$5,457	$2,690	$2,230	$5,361	$5,337
Impaired loans without a valuation allowance	3,807	3,191	3,257	3,435	857	2,674
Total impaired loans	$7,785	$8,648	$5,947	$5,665	$6,218	$8,011
Total loans past due 30-89 days and still accruing	$5,142	$7,125	$9,445	$9,875	$10,822	$8,580

Nonperforming assets:
Total nonaccrual loans	$7,890	$10,809	$9,092	$7,200	$6,955	$8,506
Total loans past due 90 days or more and still accruing	1,055	727	31	1,305	1,200	1,559
Foreclosed assets held for sale (real estate)	1,596	537	873	298	258	264
Total nonperforming assets	$10,541	$12,073	$9,996	$8,803	$8,413	$10,329
Total nonperforming assets as a % of assets	0.80%	0.92%	0.76%	0.69%	0.66%	0.78%

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,072	$645	$0	$0	$0	$111
Nonperforming	2,874	0	0	0	0	0
Total TDRs	$3,946	$645	$0	$0	$0	$111

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type
(In Thousands)	Sept. 30,	As of December 31,
	2011	2010	2009	2008	2007	2006
Residential mortgage:
Residential mortgage loans - first liens	$334,551	$333,012	$340,268	$353,909	$363,467	$325,107
Residential mortgage loans - junior liens	29,748	31,590	35,734	40,657	40,392	30,074
Home equity lines of credit	29,667	26,853	23,577	21,304	20,542	18,472
1-4 Family residential construction	9,762	14,379	11,452	11,262	4,742	0
Total residential mortgage	403,728	405,834	411,031	427,132	429,143	373,653
Commercial:
Commercial loans secured by real estate	149,853	167,094	163,483	165,979	144,742	178,260
Commercial and industrial	55,792	59,005	49,753	48,295	52,241	39,135
Political subdivisions	36,403	36,480	37,598	38,790	33,013	32,407
Commercial construction and land	26,552	24,004	15,264	13,730	17,755	10,365
Loans secured by farmland	10,470	11,353	11,856	9,140	8,287	6,968
Multi-family (5 or more) residential	6,782	7,781	8,338	8,367	9,004	6,790
Agricultural loans	2,819	3,472	3,848	4,495	3,553	2,705
Other commercial loans	561	392	638	884	1,010	1,226
Total commercial	289,232	309,581	290,778	289,680	269,605	277,856
Consumer	12,919	14,996	19,202	26,732	37,193	35,992
Total	705,879	730,411	721,011	743,544	735,941	687,501
Less: allowance for loan losses	(8,177)	(9,107)	(8,265)	(7,857)	(8,859)	(8,201)
Loans, net	$697,702	$721,304	$712,746	$735,687	$727,082	$679,300

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost.  An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand.  At September 30, 2011, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $35,146,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity.  Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $28,431,000 at September 30, 2011.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Federal Home Loan Bank of Pittsburgh	$40,524	$55,995	$280,578	$304,584	$321,102	$360,579
Federal Reserve Bank Discount Window	0	0	27,121	26,274	27,121	26,274
Other correspondent banks	0	0	25,000	25,000	25,000	25,000
Total credit facilities	$40,524	$55,995	$332,699	$355,858	$373,223	$411,853

At September 30, 2011 and December 31, 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding at either date.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis.  If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At September 30, 2011, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $195,440,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Details concerning capital ratios at September 30, 2011 and December 31, 2010 are presented below.  Management believes, as of September 30, 2011 and December 31, 2010, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.
					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total capital to risk-weighted assets:
Consolidated	$144,771	20.16%	$57,458	³8%	n/a	n/a
C&N Bank	133,186	18.74%	56,866	³8%	$71,083	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	135,918	18.92%	28,729	³4%	n/a	n/a
C&N Bank	124,987	17.58%	28,433	³4%	42,650	³6%
Tier 1 capital to average assets:
Consolidated	135,918	10.54%	51,596	³4%	n/a	n/a
C&N Bank	124,987	9.76%	51,212	³4%	64,015	³5%

December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$128,527	17.17%	$59,874	³8%	n/a	n/a
C&N Bank	117,576	15.85%	59,342	³8%	$74,177	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	118,781	15.87%	29,937	³4%	n/a	n/a
C&N Bank	108,445	14.62%	29,671	³4%	44,506	³6%
Tier 1 capital to average assets:
Consolidated	118,781	9.20%	51,664	³4%	n/a	n/a
C&N Bank	108,445	8.50%	51,063	³4%	63,828	³5%

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities.  The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity.  The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $8,787,000 at September 30, 2011 and ($1,351,000) at December 31, 2010.  Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity.  If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced.  Note 5 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2011.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans.  The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($303,000) at September 30, 2011 and ($250,000) at December 31, 2010.

INCOME TAXES

The effective income tax rate was 27.16% of pre-tax income for the nine months ended September 30, 2011 compared to 23.65% of pre-tax income for the first nine months of 2010.  The provision for income tax for the nine-month periods ended September 30, 2011 and 2010 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year.  The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.  The provision for income tax in the second quarter 2010 included a benefit (reduction in expense) of $225,000 resulting from a reduction in a valuation reserve.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2011, the net deferred tax asset was $7,927,000, down from the balance at December 31, 2010 of $16,054,000.  Some of the significant components of the net reduction in deferred tax asset at September 30, 2011 as compared to December 31, 2010 are as follows:

·
At September 30, 2011, the Corporation had a deferred tax liability of $4,523,000 associated with net unrealized gains on available-for-sale securities.  In comparison, at December 31, 2010, there was a deferred tax asset of $695,000 associated with net unrealized losses on available-for-sale securities.  Changes in unrealized gains and losses on available-for-sale securities, net of deferred income tax, are excluded from the determination of earnings but are included in Comprehensive Income.

·
The net deferred tax asset balance at September 30, 2011 attributable to realized securities losses was $3,362,000, down from the balance at December 31, 2010 of $5,755,000.  As described in Note 5 to the consolidated financial statements, in the first quarter 2011, the Corporation sold a pooled trust-preferred security that had been written off in 2009 and 2010 for financial statement purposes, resulting in a book gain of $1,485,000.  The loss for income tax purposes from this transaction is $5,295,000, with the large book/tax difference representing the main reason for the reduction in the deferred tax asset.

·
The Corporation has available an estimated $130,000 capital loss carryforward at September 30, 2011, expiring in 2015.  At December 31, 2010, the Corporation had an estimated ordinary loss carryforward of $7,886,000, expiring in 2030, and an estimated capital loss carryforward of $502,000, expiring in 2015.  The amount of deferred tax asset from unused loss carryforwards at September 30, 2011 of $44,000 is down from $2,794,000 at December 31, 2010, primarily as a result of estimated taxable income generated in the first nine months of 2011.

·
At September 30, 2011, the deferred tax asset based on the credit for alternative minimum tax (AMT) paid was $5,195,000, up from $3,287,000 at December 31, 2010.  The increase in 2011 reflects estimated AMT payable for the first nine months of 2011.  Realization of the deferred tax asset for AMT depends on generation of sufficient ordinary taxable income in excess of AMT income in future years, though there is no expiration of the credit for AMT paid under current tax law.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at September 30, 2011 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

In the fourth quarter 2009, the Corporation sold some securities for which other-than-temporary impairment losses (OTTI) had been recognized for financial reporting purposes in 2008 and the first nine months of 2009.  As a result of these sales, the Corporation realized both ordinary and capital tax losses for 2009, and filed net operating loss carryback returns resulting in tax refunds totaling $4,352,000 received in 2010 from recovery of some of the taxes previously paid for 2006, 2007 and 2008.  In late 2010, the Internal Revenue Service (IRS) sent the Corporation an information document request related to the Corporation’s 2009 federal return, as part of an evaluation to determine whether the return will be examined or accepted without examination.  In the third quarter 2011, the Corporation received a final determination from the IRS that the Corporation’s loss carryback returns of 2009 losses will not result in an IRS examination.

Additional information related to income taxes is presented in Note 9 to the consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it took the unusual step of establishing a target range of 0% to 0.25%, which it has maintained through 2010 and the first nine months of 2011.  Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Recent commodity price increases have sparked concern that inflation may become a concern in the near future, but Federal Reserve officials have publicly stated that they do not believe that uncontrolled inflation poses a significant threat to the economy.

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

The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 50-400 basis points of current rates.

The Corporation’s Board of Directors has established policy guidelines for acceptable levels of interest rate risk, based on an immediate increase or decrease in interest rates. The policy limits acceptable fluctuations in net interest income from the baseline (flat rates) one-year scenario and variances in the market value of portfolio equity from the baseline values based on current rates. During the third quarter 2011, the policy was reviewed and extended to provide limits at +/- 100, 200, 300, and 400 basis points from current rates. Previously, the policy provided limits at +/- 100, 200, and 300 basis points.

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of July 31, 2011 and October 31, 2010.  The table shows that as of July 31, 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios. Table XI shows the simulation model results for +/- 400 basis points at October 31, 2010, but policy limits at +/- 400 basis points were not yet in effect at the simulation date. As of October 31, 2010, the changes in net interest income and changes in market value were within applicable policy limits in all scenarios except an immediate rate decrease of 300 basis points, which management considers to be highly unrealistic.

After preparation of the October 31, 2010 modeling results presented in Table XI, management engaged an outside consultant to study the Corporation’s non-maturity deposits: checking, savings, and money market accounts. The consultant examined historical data provided by management to estimate the average life of each type of deposit account and the sensitivity of each type of account to changes in interest rates. The results of the study indicated that the Corporation’s non-maturity deposits had significantly longer average lives than previously estimated. These updated estimates are included in the July 31, 2011 data presented and result in higher market values in all of the rate scenarios and in smaller percentage declines in value in rising rate scenarios. The study also indicated that the Corporation’s interest rates on non-maturity deposits were slightly more sensitive to market changes than had previously been assumed, which contributed to the larger declines in net interest income in rising rate scenarios based on July 31, 2011 data.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements.  Three-month LIBOR was 0.26% at July 31, 2011 and 0.29% at October 31, 2010, and has not exceeded 5.15% since the embedded caps were acquired.  The embedded cap on one of the $40 million borrowings expired in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.

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

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES
July 31, 2011 Data
(In Thousands)		Period Ending July 31, 2012

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$67,469	$31,623	$35,846	-20.3%	25.0%
+300	64,945	26,372	38,573	-14.3%	20.0%
+200	62,327	21,568	40,759	-9.4%	15.0%
+100	59,640	16,768	42,872	-4.7%	10.0%
0	56,961	11,969	44,992	0.0%	0.0%
-100	53,508	9,711	43,797	-2.7%	10.0%
-200	51,623	9,289	42,334	-5.9%	15.0%
-300	51,078	9,285	41,793	-7.1%	20.0%
-400	50,945	9,285	41,660	-7.4%	25.0%

	Market Value of Portfolio Equity at July 31, 2011

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$141,369	-27.3%	50.0%
+300	155,310	-20.2%	45.0%
+200	169,684	-12.8%	35.0%
+100	182,133	-6.4%	25.0%
0	194,556	0.0%	0.0%
-100	192,956	-0.8%	25.0%
-200	201,225	3.4%	35.0%
-300	218,908	12.5%	45.0%
-400	254,557	30.8%	50.0%

October 31, 2010 Data
(In Thousands)		Period Ending October 31, 2011

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$68,628	$32,409	$36,219	-15.1%	N/A
+300	66,098	27,402	38,696	-9.3%	20.0%
+200	63,465	23,146	40,319	-5.5%	15.0%
+100	60,661	18,891	41,770	-2.1%	10.0%
0	57,307	14,638	42,669	0.0%	0.0%
-100	54,005	13,794	40,211	-5.8%	10.0%
-200	51,995	13,732	38,263	-10.3%	15.0%
-300	51,507	13,732	37,775	-11.5%	20.0%
-400	51,418	13,732	37,686	-11.7%	N/A

	Market Value of Portfolio Equity at October 31, 2010

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$76,087	-40.0%	N/A
+300	90,782	-28.4%	45.0%
+200	104,337	-17.7%	35.0%
+100	116,495	-8.1%	25.0%
0	126,789	0.0%	0.0%
-100	135,342	6.7%	25.0%
-200	162,919	28.5%	35.0%
-300	194,064	53.1%	45.0%
-400	233,720	84.3%	N/A

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stock of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 5 of the consolidated financial statements, the Corporation recognized no OTTI charges on bank stocks in the first nine months of 2011. The Corporation recognized no OTTI charges on bank stocks during the third quarter 2010 but recognized OTTI charges on bank stocks totaling $10,000 in the first nine months of 2010.

Equity securities held as of September 30, 2011 and December 31, 2010 are presented in Table XII. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2011.

TABLE XII - EQUITY SECURITIES RISK
(In Thousands)
	Sept. 30,	Dec. 31,
	2011	2010
Cost	$5,548	$4,589
Fair Value	7,050	6,009
Hypothetical 10% Decline In Market Value	(705)	(601)
Hypothetical 20% Decline In Market Value	(1,410)	(1,202)

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

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions.  At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of September 30, 2011, the maximum additional value available for purchases under this program was $1,016,669.

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities in the third quarter 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
August 1 - 31, 2011	20,325	$14.63	60,627	$131,108
September 1 - 30, 2011	7,783	$14.70	68,410	$1,016,669

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the
Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of security holders,
including indentures	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 2
to the Consolidated Financial Statements,
which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim financial information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to
vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Provided herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive Data File	Furnished herewith*

* These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Act of 1934, as amended, or otherwise subject to liability under those sections.

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 7, 2011	By: /s/ Charles H. Updegraff, Jr.
Date	President and Chief Executive Officer

November 7, 2011	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer