Form 10-K
period 2011-12-31
CITIZENS & NORTHERN CORP
filed 2012-02-24
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2011, the registrant’s most recently completed second fiscal quarter, was $179,234,623.

The number of shares of common stock outstanding at February 21, 2012 was 12,204,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 17, 2012 are incorporated by reference into Parts III and IV of this report.

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

Major initiatives within the last 5 years included the following:

•	as described above, in May 2007, acquired Citizens Bancorp, Inc.;

•	implemented an overdraft privilege program in 2008;

•	underwent an operational process review in 2008, resulting in identification of opportunities for increases in revenue and decreases in expenses, including a net reduction in work force of 15.9%, to 297 full-time equivalent employees at December 31, 2008 from 353 at December 31, 2007;

•	in 2009, raised capital of $26.440 million by issuing preferred stock and a warrant to sell 194,794 shares of common stock to the U.S. Department of the Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program;

•	in 2009, issued common stock, which raised a total of $24.585 million of capital, net of offering costs;

•	repurchased in 2010 all of the preferred stock and redeemed the warrant from the TARP Capital Purchase Program;

•	merged the operations of First State Bank into C&N Bank and Canisteo Valley Corporation into Citizens & Northern Corporation in 2010;

•	in 2011,sold the banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to offer banking and trust services from the facility, resulting in an estimated annual $150,000 (pre-tax) reduction in future operating expenses; and

•	in the fourth quarter 2011, began rebuilding the Athens, PA, facility, which was damaged by flooding in September 2011, has been closed since the flooding and is expected to re-open in late March 2012.

Virtually all of the Corporation’s banking offices are located in the “Marcellus Shale,” an area extending across portions of New York State, Pennsylvania, Ohio, Maryland, West Virginia and Virginia. In 2009 through 2011, most of the Pennsylvania counties in which the Corporation operates have been significantly affected by an upsurge in natural gas exploration, as technological developments have made exploration of the Marcellus Shale commercially feasible. A significant portion of the Corporation’s new business opportunities in lending, Trust and other services during this time frame have arisen either directly or indirectly from Marcellus Shale-related activity. Due to its pervasive nature, it is virtually impossible to quantify the aggregate impact of Marcellus Shale-related activity on the Corporation’s financial position and results of operations in 2009 through 2011.

At December 31, 2011, C&N Bank had total assets of $1,312,496,000, total deposits of $1,019,932,000, net loans outstanding of $700,610,000 and 290 full-time equivalent employees.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

•	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.

•	C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking.

•	C&NFSC is a Pennsylvania corporation. The Pennsylvania Department of Insurance regulates C&NFSC’s insurance activities. Brokerage products are offered through third party networking agreements.

•	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

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

Interest Rate Risk - Business risk arising from changes in interest rates is an inherent factor in operating a banking organization. The Corporation’s assets are predominantly long-term, fixed-rate loans and debt securities. Funding for these assets comes principally from shorter-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation’s financial instruments when interest rates change. Significant fluctuations in interest rates could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Mortgage Banking – In September 2009, the Corporation entered into an agreement to originate and sell residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation’s mortgage sales activity under this program was not significant in 2009, but increased in 2010 and 2011. At December 31, 2011, total residential mortgages serviced amounted to $56,638,000. The Corporation must strictly adhere to the MPF Xtra program guidelines for origination, underwriting and servicing loans, and failure to do so could result in the Corporation being forced to repurchase loans or being dropped from the program. If such a forced repurchase of loans were to occur, or if the Corporation were to be dropped from the program, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Equity Securities Risk - The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. These factors could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. For additional information regarding equity securities risk, including management’s assessment of equity securities for other-than-temporary impairment as of December 31, 2011, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Debt Securities Risk – As described in the Earnings Overview section of Management’s Discussion and Analysis, the Corporation’s earnings were materially impaired in 2009 by securities losses. Much of the Corporation’s 2009 losses from trust-preferred securities and other securities stem from the much-publicized economic problems affecting the national and international economy, which particularly hurt the banking industry. The Corporation has exposure to the possibility of future losses from investments in a senior tranche pooled trust-preferred security, trust-preferred securities issued by individual banks, obligations of states and political subdivisions (also known as municipal bonds) and other debt securities. For additional information regarding debt securities, see Note 7 to the consolidated financial statements.

Realization of Deferred Tax Asset – The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2011, the net deferred tax asset was $6.2 million, down from a balance of approximately $16.1 million at December 31, 2010. The decrease in the net deferred tax asset resulted from appreciation in the fair value of available-for-sale securities in 2011, as well as other changes described in more detail in the “Income Taxes” section of Management’s Discussion and Analysis.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Based on current conditions, management believes the recorded net deferred tax asset at December 31, 2011 is fully realizable, including amounts classified as capital losses from securities. However, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Federal Home Loan Bank of Pittsburgh Common Stock - We own common stock of the Federal Home Loan Bank of Pittsburgh, or the FHLB, in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock, which is included in Other Assets in the consolidated balance sheet, was $6.6 million as of December 31, 2011. Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, the FHLB had notified its member banks that it had suspended dividend payments and the repurchase of capital stock until further notice is provided. Subsequently, though we have received no dividends from the FHLB since 2008, we have received capital stock redemptions in 2010 and 2011 totaling $1.9 million. Further, in February 2012, the FHLB declared a dividend of 0.10% annualized, payable to FHLB shareholders on February 23, 2012. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

FDIC Insurance Assessments - In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, in 2009 the FDIC increased assessment rates and imposed a special assessment on all insured institutions. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. In December 2009, we paid a pre-payment of the FDIC’s estimated assessment total for the next three years, totaling approximately $5.5 million. The pre-payment amount has been included in Other Assets in the consolidated balance sheet, with amounts amortized in 2010 and 2011 based on current assessments. At the end of 2011, approximately $3.4 million remains to be amortized, subject to adjustments imposed by the FDIC, over future years.

Although our total expenses from FDIC assessments have decreased to $832,000 in 2011 and $1,450,000 in 2010 from $2,092,000 in 2009, we are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures occur, we may be required to pay higher FDIC premiums. Future increases in FDIC insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania Counties of Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron and McKean, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. As described in the “Business” section of Form 10-K, in recent years the Corporation’s market area has been significantly impacted by natural gas development activities associated with exploration of the Marcellus Shale. While Marcellus Shale-related development has created economic opportunities for business and individuals throughout much of our market area, the possibility exists that this activity could be reduced or cease as a result of changes in economic conditions, environmental concerns or other factors.

Deterioration in economic conditions, including possible effects if Marcellus Shale-related activity were to diminish or cease, could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) - On July 21, 2010, President Obama signed the Act into law. The Act contains numerous and wide-ranging changes to the structure of the U.S. financial system. Portions of the Act are effective at different times, and though some provisions were implemented in 2010 and 2011, many of the provisions require follow-on, more detailed rulemaking by regulators. Consequently, the Act’s impact on the financial system in general and the Corporation in particular cannot be predicted at this time. Some of the Act’s provisions that management believes may impact the Corporation’s financial condition and results of operations over the next few years are as follows:

•	required the Federal Reserve to prescribe regulations to establish standards for determining that interchange transaction fees meet the new statutory standard of reasonable and proportional to the cost. These regulations were enacted, effective October 1, 2011, establishing maximum rates that may be paid to large (as defined) financial institutions. The maximum rates established under the rule are approximately 45% lower than the rates paid to the Corporation throughout the last several years. Although the rules do not apply directly to the Corporation (because the Corporation is not considered a large financial institution for this purpose), management believes interchange revenues could be reduced in the future, either because of lower volumes or because market conditions will dictate that smaller financial institutions receive rates similar to larger financial institutions.

•	effective in July 2011, eliminated the prohibition against paying interest on commercial checking accounts, effective one year after enactment;

•	effective for the second quarter 2011 assessment, altered the FDIC’s base for determining deposit insurance assessments by requiring the assessments be determined based on “average consolidated total assets” less the institution’s “average tangible equity,” rather than on a bank’s deposits;

•	increases the FDIC’s minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% of estimated deposits with no upward limit. The FDIC is required to “offset the effect” of the increased minimum reserve ratio on institutions with less than $10 billion in total consolidated assets. The intent appears to be to require the FDIC to impose higher premiums on larger banks in order to get from the old minimum of 1.15% to the new 1.35%, but given that the current reserve ratio is negative, all institutions can expect assessments to remain significant for the foreseeable future. The Act allows the FDIC until September 30, 2020 to reach 1.35%; and

•	requires the establishment of minimum leverage and risk-based capital requirements applicable to bank holding companies that are not less than those currently applicable to insured depository institutions (currently 5%, 6% and 10% to be “well capitalized”, and 4%, 4% and 8% to be “adequately capitalized”).

The Act has other significant features, some of which are as follows: (i) makes permanent the 2008 increase in the maximum deposit insurance amount to $250,000, and extends until December 31, 2012 full deposit insurance coverage for qualifying noninterest-bearing transaction accounts, (ii) within the Act is the Mortgage Reform and Anti-Predatory Lending Act, a broad piece of legislation intended to curtail abusive residential mortgage lending practices that contributed to the mortgage/housing crisis, (iii) required the formation of the Bureau of Consumer Financial Protection as a new, independent bureau within the Federal Reserve, with very broad rulemaking and supervisory authority with respect to federal consumer financial laws, (iv) establishes the Financial Stability Oversight Council, to serve as an early warning system identifying risks in firms and market activities, to enhance oversight of the financial system as a whole and to harmonize prudential standards across financial regulatory agencies, and (v) establishes several requirements related to executive compensation and corporate governance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Bank owns each of its properties, except for the two branch facilities located at 130 Court Street, Williamsport, PA, and at 2 East Mountain Avenue, South Williamsport, PA, which are leased. In September 2011, the Athens, PA office was damaged by flooding and has been closed since that time. The process of rebuilding the office is underway, and management expects to reopen the office in late March 2012. Management does not expect to incur a significant financial loss associated with the flooding, as almost all of the cost of replacement is covered by insurance. All of the other properties are in good condition. None of the owned properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative offices:

90-92 Main Street	or	10 Nichols Street
Wellsboro, PA 16901		Wellsboro, PA 16901

Branch offices – Citizens & Northern Bank:

428 S. Main Street	514 Main Street	2 East Mountain Avenue **
Athens, PA 18810	Laporte, PA 18626	South Williamsport, PA 17702

10 North Main Street	4534 Williamson Trail	41 Main Street
Coudersport, PA 16915	Liberty, PA 16930	Tioga, PA 16946

111 W. Main Street	1085 S. Main Street	428 Main Street
Dushore, PA 18614	Mansfield, PA 16933	Towanda, PA 18848

563 Main Street	612 James Monroe Avenue	64 Elmira Street
East Smithfield, PA 18817	Monroeton, PA 18832	Troy, PA 16947

104 Main Street	3461 Route 405 Highway	90-92 Main Street
Elkland, PA 16920	Muncy, PA 17756	Wellsboro, PA 16901

135 East Fourth Street	100 Maple Street	1510 Dewey Avenue
Emporium, PA 15834	Port Allegany, PA 16743	Williamsport, PA 17701

230 Railroad Street	24 Thompson Street	130 Court Street **
Jersey Shore, PA 17740	Ralston, PA 17763	Williamsport, PA 17701

102 E. Main Street	1827 Elmira Street	1467 Golden Mile Road
Knoxville, PA 16928	Sayre, PA 18840	Wysox, PA 18854

3 Main Street	6250 County Rte 64, East Avenue Ext.
Canisteo, NY 14823	Hornell, NY 14843

Facilities management office:

13 Water Street
Wellsboro, PA 16901

** designates leased branch facility

ITEM 3. LEGAL PROCEEDINGS

The Corporation and the Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material adverse effect on the Corporation’s financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2011, there were 2,512 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2011 and 2010.

	2011			2010
			Dividend			Dividend
			Declared			Declared
			per			Per
	High	Low	Quarter	High	Low	Quarter
First quarter	$16.96	$14.37	$0.13	$12.95	$8.76	$0.08
Second quarter	17.66	13.10	0.14	13.86	10.70	0.09
Third quarter	17.40	14.06	0.15	13.30	10.15	0.10
Fourth quarter	19.16	14.00	0.16	15.84	12.45	0.12

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

On May 19, 2011, the Corporation authorized a plan for repurchases of outstanding common stock, up to a total of $1 million. On September 22, 2011, the Corporation’s Board of Directors authorized additional repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the May 2011 stock repurchase program. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of December 31, 2011, the maximum additional value available for purchases under this program was $980,694.

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities in the fourth quarter 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2011	2,439	$14.75	70,849	$980,694
November 1 - 30, 2011	0		70,849	$980,694
December 1 - 31, 2011	0		70,849	$980,694

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2006 and ended December 31, 2011. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

COMPARISON OF 5-YEAR CUMULATIVE RETURN

Citizens & Northern Corporation

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Citizens & Northern Corporation	100.00	85.08	100.06	50.37	81.01	104.25
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
CZNC Peer Group Index*	100.00	85.56	76.60	72.25	82.42	79.00

The Corporation’s peer group consists of banks headquartered in Pennsylvania with total assets of $700 million to $2 billion. This peer group consists of 1st Summit Bancorp of Johnstown, Inc., Johnstown; ACNB Corporation, Gettysburg; AmeriServ Financial, Inc., Johnstown; Bryn Mawr Bank Corporation, Bryn Mawr; Citizens Financial Services, Inc., Mansfield; CNB Financial Corporation, Clearfield; Codorus Valley Bancorp, Inc., York; ENB Financial Corp., Ephrata; ESSA Bancorp, Inc., Stroudsburg; First Keystone Corporation, Berwick; FNB Bancorp, Inc., Newtown; Fox Chase Bancorp, Inc., Hatboro; Franklin Financial Services Corporation, Chambersburg; Harleysville Savings Financial Corporation, Harleysville; Mid Penn Bancorp, Inc., Millersburg; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Penseco Financial Services Corporation, Scranton; QNB Corp., Quakertown; Republic First Bancorp, Inc., Philadelphia; Royal Bancshares of Pennsylvania, Inc., Narberth; VIST Financial Corp., Wyomissing.

The data for this graph was obtained from SNL Financial LC, Charlottesville, VA.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity compensation plans
approved by shareholders	301,797	$19.05	492,448

Equity compensation plans
not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2011	2010	2009	2008	2007
Interest and fee income	$61,256	$62,114	$67,976	$74,237	$70,221
Interest expense	13,556	19,245	24,456	31,049	33,909
Net interest income	47,700	42,869	43,520	43,188	36,312
(Credit) provision for loan losses	(285)	1,191	680	909	529
Net interest income after (credit) provision for loan losses	47,985	41,678	42,840	42,279	35,783
Noninterest income excluding securities/gains (losses)	13,938	13,917	13,021	13,140	10,440
Net impairment losses recognized in earnings from available-for-sale securities	0	(433)	(85,363)	(10,088)	0
Net realized gains on available-for-sale securities	2,216	1,262	1,523	750	127
Noninterest expense	32,057	31,569	34,011	33,703	33,283
Income (loss) before income tax provision (credit)	32,082	24,855	(61,990)	12,378	13,067
Income tax provision (credit)	8,714	5,800	(22,655)	2,319	2,643
Net income (loss)	23,368	19,055	(39,335)	10,059	10,424
U.S. Treasury preferred dividends	0	1,474	1,428	0	0
Net income (loss) available to common shareholders	$23,368	$17,581	$(40,763)	$10,059	$10,424

PER COMMON SHARE: (1)
Basic earnings per share	$1.92	$1.45	$(4.40)	$1.12	$1.19
Diluted earnings per share	$1.92	$1.45	$(4.40)	$1.12	$1.19
Cash dividends declared per share	$0.58	$0.39	$0.72	$0.96	$0.96
Stock dividend	None	None	None	None	1%
Book value per common share at period-end	$13.77	$11.43	$10.46	$13.66	$15.34
Tangible book value per common share at period-end	$12.77	$10.42	$9.43	$12.22	$13.85
Weighted average common shares outstanding - basic	12,162,045	12,131,039	9,271,869	8,961,805	8,784,134
Weighted average common shares outstanding - diluted	12,166,768	12,131,039	9,271,869	8,983,300	8,795,366
END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$481,685	$443,956	$396,288	$419,688	$432,755
Gross loans	708,315	730,411	721,011	743,544	735,941
Allowance for loan losses	7,705	9,107	8,265	7,857	8,859
Total assets	1,323,735	1,316,588	1,321,795	1,281,637	1,283,746
Deposits	1,018,206	1,004,348	926,789	864,057	838,503
Borrowings	130,313	166,908	235,471	285,473	300,132
Stockholders' equity	167,385	138,944	152,410	122,026	137,781
Common stockholders' equity (stockholders' equity, excluding preferred stock)	167,385	138,944	126,661	122,026	137,781
AVERAGE BALANCES (In Thousands)
Total assets	1,313,445	1,326,145	1,296,086	1,280,924	1,178,904
Earning assets	1,208,584	1,205,608	1,208,280	1,202,872	1,090,035
Gross loans	715,321	723,318	728,748	743,741	729,269
Deposits	1,001,125	965,615	886,703	847,714	812,255
Stockholders' equity	152,718	150,133	141,787	130,790	138,669

ITEM 6. SELECTED FINANCIAL DATA, Continued

	As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007
KEY RATIOS
Return on average equity	15.30%	12.69%	-27.74%	7.69%	7.52%
Average equity to average assets	11.63%	11.32%	10.94%	10.21%	11.76%
Net interest margin (2)	4.22%	3.81%	3.84%	3.77%	3.51%
Efficiency (3)	49.40%	52.73%	57.22%	57.59%	68.39%
Cash dividends as a % of diluted earnings per share	30.21%	26.90%	NM	85.71%	80.67%
Tier 1 leverage	10.93%	9.20%	9.86%	10.12%	10.91%
Tier 1 risk-based capital	19.95%	15.87%	16.70%	13.99%	15.46%
Total risk-based capital	21.17%	17.17%	17.89%	14.84%	16.52%
Tangible common equity/tangible assets	11.84%	9.71%	8.72%	8.61%	9.79%
Nonperforming assets/total assets	0.73%	0.92%	0.76%	0.69%	0.66%
Nonperforming loans/total loans	1.19%	1.58%	1.27%	1.14%	1.11%
Allowance for loan losses/total loans	1.09%	1.25%	1.15%	1.06%	1.20%
Net charge-offs/average loans	0.16%	0.05%	0.04%	0.26%	0.06%

NM = Not a meaningful ratio.

(1)	All share and per share data have been restated to give effect to stock dividends and splits.
(2)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.
(3)	The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income (including income from tax-exempt securities and loans on a fully-taxable equivalent basis) and noninterest income excluding securities gains and losses.

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

EARNINGS OVERVIEW

In 2011, net income available to common shareholders was $23,368,000, or $1.92 per basic and diluted share, up 32.4% over net income per share of $1.45 in 2010. The Corporation reported a net loss available to common shareholders of $40,763,000 ($4.40 per share-basic and diluted) in 2009, including the impact of after-tax other-than-temporary impairment (OTTI) charges on available-for-sale securities (adjusted for realized gains on some securities subsequently sold) of $55,849,000.

2011 vs. 2010

The most significant fluctuations in earnings in 2011 as compared to 2010 are as follows:

•	Net interest income of $47,700,000 was $4,831,000 (11.3%) higher in 2011 than 2010. The improvement in 2011 has resulted from several factors, including reductions in cost of funds, reduction in outstanding borrowings and lower balances maintained in overnight investment with the Federal Reserve and other banks. In 2011, net interest income includes the benefit of accretion of $826,000 from the offset of a previous write-down on a security, with a corresponding benefit of $83,000 recorded in 2010.

•	In 2011, the provision for loan losses was a credit (reduction in expense) of $285,000, as compared to a provision of $1,191,000 in 2010. The credit for loan losses in 2011 resulted, in part, from a reduction in loans outstanding, as the general component of the allowance for loan losses was reduced. Further, in recent years, the Corporation has experienced a limited amount of loan-related credit problems, as compared to averages for comparable-sized peer banks.

•	Total noninterest revenue was $13,938,000 in 2011, up $100,000 over 2010, despite an impairment loss in 2011 of $948,000 related to an investment in a real estate limited partnership. In 2011, noninterest revenue included net gains from sales of premises and equipment totaling $324,000, including a gain in the third quarter of $329,000 from sale of the banking facility at 130 Court Street, Williamsport, PA. The Corporation has entered into a leasing arrangement to continue to utilize a portion of the facility and continues to provide retail, trust and commercial banking services at the location. In 2010, noninterest revenue included net gains from sales of premises and equipment totaling $445,000. Excluding gains from sales of premises and equipment and the impairment loss, noninterest revenue for 2011 totaled $14,562,000, or 8.7% higher than the corresponding 2010 amount. In 2011, revenues increased significantly over 2010 from origination and sale of mortgage loans, interchange on debt card transactions, service charges on deposit accounts, brokerage services and other operating income.

•	Gains from available-for-sale securities totaled $2,216,000 in 2011, considerably higher than the total gains of $829,000 realized in 2010. In the first quarter 2011, the Corporation realized gains of $1,510,000 from two pooled trust-preferred securities that had been written off in prior periods.

•	Total noninterest expense was $32,057,000 in 2011, up $567,000, or 1.8%, over 2010. Total salaries and wages for 2011 were $803,000 (6.1%) higher than in 2010, including an increase in total employee stock-based compensation of $319,000. Pensions and employee benefits expense was $567,000 (14.8%) higher in 2011 than in 2010, including higher estimated self-insured employee health insurance expense. Furniture and equipment expense was $171,000 (8.1%) lower in 2011 as compared to 2010, as depreciation expense was lower due to some computer-related hardware and software becoming fully depreciated. FDIC assessments were $618,000 (42.6%) lower in 2011 than in 2010, reflecting the benefit of changes in the FDIC’s method for determining assessments and improvements in the Corporation’s financial data that impact the amounts assessed.

•	The provision for income taxes totaled $8,714,000 or 27.2% of pre-tax income in 2011, up from $5,800,000 or 23.3% of pre-tax income in 2010. The provision for income taxes was higher in 2011 than in 2010 primarily because of the increase in pre-tax income. Also, the provision for income tax in 2010 included a benefit (reduction in expense) of $373,000 resulting from reduction in a valuation reserve.

In the third quarter 2010, the Corporation redeemed preferred stock that had previously been issued, and has had no preferred stock outstanding and no corresponding dividend costs in 2011. In 2010, earnings available for common shareholders were impacted by dividends paid on preferred stock totaling $1,474,000.

2010 vs. 2009

Net income available to common shareholders was $17,581,000 ($1.45 per share) in 2010 compared to a net loss of $40,763,000 ($4.40 per share) in 2009. The most significant fluctuations in the components of earnings for 2010 compared to 2009 are as follows:

•	In 2010, gains from sales of available-for-sale securities totaled $829,000, including realized gains totaling $1,262,000 and impairment losses of $433,000. In contrast, in 2009, the Corporation experienced significant losses from available-for-sale securities. Losses from available-for-sale securities totaled $83,340,000 in 2009, including impairment losses of $85,363,000, net of realized gains of $1,523,000. The securities losses in 2009 included $73,674,000 from pooled trust-preferred securities.

•	Net interest income was $42,869,000 in 2010, down 1.5% from 2009 net interest income of $43,520,000. On a fully taxable equivalent basis, net interest income was 1.0% lower in 2010 than in 2009. While the Corporation’s interest margin benefited in 2010 from a lower cost of funds, the average yield on available-for-sale securities dropped significantly as compared to 2009. Also, the Corporation held approximately $25 million more in average overnight investments (mainly at the Federal Reserve) in 2010 than in 2009, which gave the Corporation a great deal of flexibility from a liquidity standpoint but which generated an average yield of only 0.23%.

•	The provision for loan losses was $1,191,000, up from $680,000 in 2009. In 2010, management increased the estimated allowance for loan losses related to individually impaired loans.

•	Non-interest revenue for 2010 was $896,000, or 6.9%, higher than in 2009, reflecting substantial increases for 2010 in revenue from sales of mortgages, as well as from debit card-related interchange fees.

•	Non-interest expense was $2,442,000, or 7.2%, lower than in 2009. The decrease reflects the impact of lower FDIC assessments, lower furniture and equipment expense primarily associated with much of the core banking system software and equipment becoming fully depreciated, as well as reductions in several other categories of operating costs.

•	The provision for income taxes for 2010 was $5,800,000, or 23.3% of pre-tax income. In 2009, the Corporation recorded a credit provision for income taxes based on an effective tax rate of 36.5%. Fluctuations in the tax provision/pre-tax income rate for these periods include the impact of changes in the average holdings of tax-exempt securities and loans. Also, the 2010 provision includes the reversal of a valuation allowance established in 2009 on certain deferred tax assets.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2011, 2010, and 2009. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2011 vs. 2010

Fully taxable equivalent net interest income was $50,955,000 in 2011, $5,001,000 (10.9%) higher than in 2010. As shown in Table III, net changes in volume had the effect of increasing net interest income $3,238,000 in 2011 compared to 2010, and interest rate changes had the effect of increasing net interest income $1,763,000. The most significant components of the volume change in net interest income in 2011 were a decrease in interest expense of $1,623,000 attributable to a reduction in the balance of long-term borrowed funds and an increase in interest income of $1,600,000 attributable to growth in the balance of available-for-sale securities. The most significant components of the rate change in net interest income in 2011 were a decrease in interest expense of $3,260,000 due to lower rates paid on interest-bearing deposits and a decrease in interest income of $1,126,000 attributable to lower rates earned on available-for-sale securities. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.96% in 2011, as compared to 3.53% in 2010.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $64,511,000 in 2011, a decrease of 1.1% from 2010. Income from available-for-sale securities increased $474,000 (2.6%), while interest and fees from loans decreased $1,107,000, or 2.4%. As indicated in Table II, total average available-for-sale securities (at amortized cost) in 2011 increased to $461,904,000, an increase of $34,384,000, or 8.0% from 2010. During 2010 and 2011, the Corporation increased the size of its tax-exempt municipal security portfolio. Net growth in the taxable available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations and also included a significant increase in the balance of taxable municipal securities. This growth was partially offset by reductions in the balances of U.S. Government agency bonds and pooled trust preferred securities. The Corporation’s yield on taxable securities fell in 2010 and 2011 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. The average rate of return on available-for-sale securities was 4.11% for 2011 and 4.33% in 2010.

The average balance of gross loans decreased 1.1% to $715,321,000 in 2011 from $723,318,000 in 2010. The Corporation experienced modest contraction in the residential mortgage and consumer loan portfolios, primarily resulting from management’s decision to sell a portion of newly originated residential mortgages on the secondary market. The total average balance of commercial loans increased slightly in 2011 compared to 2010. The Corporation’s yield on loans fell as rates on new loans as well as existing, variable-rate loans have decreased. The average rate of return on loans was 6.36% in 2011 and 6.44% in 2010.

The average balance of interest-bearing due from banks decreased to $31,359,000 in 2011 from $54,655,000 in 2010. This has consisted primarily of balances held by the Federal Reserve. Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2010 and 2011 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years. Also, in 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant. These repurchases were completed during the third quarter 2010. During the fourth quarter 2011, the Corporation began investing in FDIC-insured certificates of deposit issued by other financial institutions and maturing within five years; these investments averaged $677,000 for 2011 and totaled $3,760,000 at December 31, 2011. The Corporation held no such investments in 2010 or prior periods.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $5,689,000, or 29.6%, to $13,556,000 in 2011 from $19,245,000 in 2010. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 1.38% in 2011 from 1.88% in 2010.

Total average deposits (interest-bearing and noninterest-bearing) increased 3.7%, to $1,001,125,000 in 2011 from $965,615,000 in 2010. This increase came mainly in interest checking, savings accounts, and demand deposits; the increases were partially offset by decreases in the average balance of certificates of deposit and Individual Retirement Accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts have decreased significantly in 2011 as compared to 2010.

Variable-rate accounts comprised $144,008,000 of the average balance in Individual Retirement Accounts in 2011 and $151,688,000 in 2010. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed; following this change, the rate paid on these accounts was lowered several times and was 0.75% at December 31, 2011. As shown in Table II, the average rate on Individual Retirement Accounts decreased to 2.04% in 2011 from 3.06% in 2010.

Total average borrowed funds decreased $50,682,000 to $152,110,000 in 2011 from $202,792,000 in 2010. During 2010 and 2011, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.58% in 2011, down from 3.62% in 2010.

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

Total average deposits (interest-bearing and noninterest-bearing) increased 8.9%, to $965,615,000 in 2010 from $886,703,000 in 2009. This increase came mainly in interest checking, savings, Individual Retirement Accounts, and demand deposits. Consistent with substantial reductions in short-term global interest rates, the average rates incurred on deposit accounts decreased significantly in 2010 as compared to 2009. As shown in Table III, decreases in rates reduced interest expense on deposits by $3,315,000.

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

TABLE I -  ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2011	2010	2009	2011/2010	2010/2009

INTEREST INCOME
Available-for-sale securities:
Taxable	$11,297	$11,342	$16,497	$(45)	$(5,155)
Tax-exempt	7,676	7,157	6,542	519	615
Total available-for-sale securities	18,973	18,499	23,039	474	(4,540)
Held-to-maturity securities,
Taxable	0	2	21	(2)	(19)
Trading securities	0	2	64	(2)	(62)
Interest-bearing due from banks	73	124	61	(51)	63
Federal funds sold	0	0	15	0	(15)
Loans:
Taxable	43,231	44,229	45,236	(998)	(1,007)
Tax-exempt	2,234	2,343	2,438	(109)	(95)
Total loans	45,465	46,572	47,674	(1,107)	(1,102)
Total Interest Income	64,511	65,199	70,874	(688)	(5,675)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	399	798	901	(399)	(103)
Money market	494	872	2,004	(378)	(1,132)
Savings	161	194	272	(33)	(78)
Certificates of deposit	3,905	5,060	6,672	(1,155)	(1,612)
Individual Retirement Accounts	3,150	4,977	4,796	(1,827)	181
Other time deposits	3	6	6	(3)	0
Total interest-bearing deposits	8,112	11,907	14,651	(3,795)	(2,744)
Borrowed funds:
Short-term	23	177	544	(154)	(367)
Long-term	5,421	7,161	9,261	(1,740)	(2,100)
Total borrowed funds	5,444	7,338	9,805	(1,894)	(2,467)
Total Interest Expense	13,556	19,245	24,456	(5,689)	(5,211)

Net Interest Income	$50,955	$45,954	$46,418	$5,001	$(464)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2)	Fees on loans are included with interest on loans and amounted to $1,312,000 in 2011, $1,207,000 in 2010 and $1,176,000 in 2009.

Table II - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)

	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2011	Return/	12/31/2010	Return/	12/31/2009	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$333,441	3.39%	$314,462	3.61%	$342,332	4.82%
Tax-exempt	128,463	5.98%	113,058	6.33%	97,491	6.71%
Total available-for-sale securities	461,904	4.11%	427,520	4.33%	439,823	5.24%
Held-to-maturity securities,
Taxable	0	0.00%	38	5.27%	373	5.63%
Trading securities	0	0.00%	29	6.99%	1,005	6.37%
Interest-bearing due from banks	31,359	0.23%	54,655	0.23%	29,348	0.21%
Federal funds sold	0	0.00%	48	0.00%	8,983	0.17%
Loans:
Taxable	680,257	6.36%	687,520	6.43%	689,275	6.56%
Tax-exempt	35,064	6.37%	35,798	6.55%	39,473	6.18%
Total loans	715,321	6.36%	723,318	6.44%	728,748	6.54%
Total Earning Assets	1,208,584	5.34%	1,205,608	5.41%	1,208,280	5.87%
Cash	17,762		17,505		17,042
Unrealized gain/loss on securities	7,105		2,555		(24,334)
Allowance for loan losses	(8,688)		(8,552)		(7,914)
Bank premises and equipment	21,381		23,522		25,239
Intangible Asset - Core Deposit Intangible	272		417		669
Intangible Asset - Goodwill	11,942		11,942		11,953
Other assets	55,087		73,148		65,151
Total Assets	$1,313,445		$1,326,145		$1,296,086

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$162,583	0.25%	$147,494	0.54%	$104,444	0.86%
Money market	206,612	0.24%	203,191	0.43%	200,982	1.00%
Savings	97,099	0.17%	78,012	0.25%	69,002	0.39%
Certificates of deposit	205,231	1.90%	225,542	2.24%	226,913	2.94%
Individual Retirement Accounts	154,688	2.04%	162,754	3.06%	154,340	3.11%
Other time deposits	1,231	0.24%	1,242	0.48%	1,276	0.47%
Total interest-bearing deposits	827,444	0.98%	818,235	1.46%	756,957	1.94%
Borrowed funds:
Short-term	17,216	0.13%	27,563	0.64%	38,731	1.40%
Long-term	134,894	4.02%	175,229	4.09%	221,682	4.18%
Total borrowed funds	152,110	3.58%	202,792	3.62%	260,413	3.77%
Total Interest-bearing Liabilities	979,554	1.38%	1,021,027	1.88%	1,017,370	2.40%
Demand deposits	173,681		147,380		129,746
Other liabilities	7,492		7,605		7,183
Total Liabilities	1,160,727		1,176,012		1,154,299
Stockholders' equity, excluding
other comprehensive income/loss	148,324		148,735		158,120
Other comprehensive income/loss	4,394		1,398		(16,333)
Total Stockholders' Equity	152,718		150,133		141,787
Total Liabilities and Stockholders' Equity	$1,313,445		$1,326,145		$1,296,086
Interest Rate Spread		3.96%		3.53%		3.47%
Net Interest Income/Earning Assets		4.22%		3.81%		3.84%

Total Deposits (Interest-bearing
and Demand)	$1,001,125		$965,615		$886,703

(1)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.
(2)	Nonaccrual loans are included in the loan balances above.

TABLE III -  ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	Year Ended 12/31/11 vs. 12/31/10			Year Ended 12/31/10 vs. 12/31/09
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$664	$(709)	$(45)	$(1,260)	$(3,895)	$(5,155)
Tax-exempt	936	(417)	519	1,001	(386)	615
Total available-for-sale securities	1,600	(1,126)	474	(259)	(4,281)	(4,540)
Held-to-maturity securities,
Taxable	(1)	(1)	(2)	(18)	(1)	(19)
Trading securities	(1)	(1)	(2)	(64)	2	(62)
Interest-bearing due from banks	(54)	3	(51)	57	6	63
Federal funds sold	0	0	0	(7)	(8)	(15)
Loans:
Taxable	(465)	(533)	(998)	(115)	(892)	(1,007)
Tax-exempt	(48)	(61)	(109)	(236)	141	(95)
Total loans	(513)	(594)	(1,107)	(351)	(751)	(1,102)
Total Interest Income	1,031	(1,719)	(688)	(642)	(5,033)	(5,675)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	75	(474)	(399)	299	(402)	(103)
Money market	15	(393)	(378)	22	(1,154)	(1,132)
Savings	41	(74)	(33)	32	(110)	(78)
Certificates of deposit	(430)	(725)	(1,155)	(40)	(1,572)	(1,612)
Individual Retirement Accounts	(236)	(1,591)	(1,827)	258	(77)	181
Other time deposits	0	(3)	(3)	0	0	0
Total interest-bearing deposits	(535)	(3,260)	(3,795)	571	(3,315)	(2,744)
Borrowed funds:
Short-term	(49)	(105)	(154)	(127)	(240)	(367)
Long-term	(1,623)	(117)	(1,740)	(1,902)	(198)	(2,100)
Total borrowed funds	(1,672)	(222)	(1,894)	(2,029)	(438)	(2,467)
Total Interest Expense	(2,207)	(3,482)	(5,689)	(1,458)	(3,753)	(5,211)

Net Interest Income	$3,238	$1,763	$5,001	$816	$(1,280)	$(464)

(1) Changes in interest income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 34%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NON-INTEREST INCOME

Years 2011, 2010 and 2009

The table below presents a comparison of non-interest income and excludes realized gains (losses) on available for sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NON-INTEREST INCOME
(In Thousands)	2011	% Change	2010	% Change	2009

Service charges on deposit accounts	$4,773	4.2	$4,579	(4.4)	$4,791
Service charges and fees	849	(1.0)	858	7.8	796
Trust and financial management revenue	3,472	(0.1)	3,475	6.5	3,262
Brokerage revenue	640	37.6	465	0.2	464
Insurance commissions, fees and premiums	257	3.6	248	(15.4)	293
Interchange revenue from debit card transactions	1,922	14.5	1,678	25.4	1,338
Net gains from sales of loans	1,107	45.5	761	617.9	106
Increase in cash surrender value of life insurance	509	9.2	466	(7.0)	501
Net gain (loss) from sale of premises and equipment	324	(27.2)	445		(30)
Net gain from other real estate	41	(62.0)	108	(65.2)	310
Impairment loss on limited partnership investment	(948)		0		0
Other operating income	992	31.4	755	(36.6)	1,190
Total other operating income before realized gains (losses) on available-for-sale securities, net	$13,938	0.7	$13,838	6.3	$13,021

Total non-interest income, as shown in Table IV, increased $100,000 or less than 1% in 2011 compared to 2010. In 2010, total non-interest income increased $817,000 (6.3%) from 2009. Items of significance are as follows:

2011 vs. 2010

Service charges on deposit accounts increased $194,000 or 4.2% in 2011 compared to 2010. Overdraft fee revenues associated with an overdraft privilege program represented approximately 80% of this category in 2011, and remained relatively stable (increase of $35,000) compared to 2010. Overdraft privilege programs were impacted by 2009 federal legislation that requires all consumers to “opt in” for participation in the program. Other deposit account fees increased $159,000 in 2011 compared to 2010, mainly due to fee pricing changes effective at the beginning of 2011.

Brokerage revenue of $640,000 in 2011 was $175,000 higher than in 2010. The increase in brokerage revenue includes the effects of sales of annuities to customers who had previously held variable-rate Individual Retirement Accounts (deposits) with the Corporation. Changes in variable-rate Individual Retirement Account deposits are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis.

Interchange revenue from debit card transactions of $1,922,000 in 2011 is $244,000, or 14.5%, higher than in 2010. The increased level of interchange fees reflects customers’ higher volume of debit card transactions. The Federal Reserve issued a final rule, effective October 1, 2011, which establishes maximum interchange rates that may be paid to large (as defined) financial institutions. The maximum rates established under the rule are approximately 45% lower than the average market rates paid to the Corporation throughout the last several years. Although the rule’s rate constraints do not directly apply to the Corporation (because the Corporation is not considered a large financial institution for this purpose), management believes interchange revenues could be reduced either because of lower volumes or because market conditions may dictate that smaller financial institutions receive rates similar to large financial institutions. Management is monitoring regulatory and market conditions associated with interchange processing, but cannot reasonably estimate the timing or amount of future changes in interchange revenues that may occur.

Net gains from the sale of loans totaled $1,107,000 in 2011, an increase of $346,000 (45.5%) over 2010. In 2010, management began to sell a significant amount of residential mortgage originations into the secondary market. The Corporation sells mortgage loans through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The increased volume of mortgage loans sold reflects the impact of significant refinancing activity, with a new upsurge starting in the third quarter 2011, triggered by falling long-term market interest rates on mortgages. The recent increase in volume is similar to the surge in refinancing activity the Corporation experienced in the last several months of 2010.

As described in the Earnings Overview section of Management’s Discussion and Analysis, in the third quarter 2011, the Corporation realized net gains from sales of premises and equipment totaling $324,000, including a gain of $329,000 from sale of the Court Street, Williamsport, PA location. The Corporation has entered into a leasing arrangement to continue to utilize a portion of the facility. The leaseback is for use of approximately 18% of the total building space, for a period of two years with monthly rent of approximately $8,000 per month, plus allocable utilities, property taxes and other building-related expenses identified in the lease. The lease provides the Corporation with an option to renew for an additional two years, for monthly rent of approximately $9,000 per month, plus allocable building-related expenses. The Corporation’s continuing interest in the property is limited to its role as lessee, and the Corporation did not provide financing to the buyer. The Corporation has accounted for the leaseback as an operating lease. In 2010, net gains from sales of premises and equipment totaled $445,000, including a gain of $448,000 from the sale of a parcel adjacent to the Court Street, Williamsport location.

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership, which was included in Other Assets in the consolidated balance sheet at December 31, 2010. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,036,000 at December 31, 2011. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. Such analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment.

Other operating income of $992,000 in 2011 was $237,000 higher than in 2010. In 2011, this category included income of $150,000 from a limited liability equity investment in an entity performing title insurance services throughout Pennsylvania. Comparatively, the Corporation recognized $20,000 of income from investment in this entity in 2010. The Corporation has also experienced increases in revenues from check sales (up $41,000) and merchant services (up $30,000) in 2011 as compared to 2010.

2010 vs. 2009

Service charges on deposit accounts decreased $212,000 or 4.4% in 2010 compared to 2009. Overdraft fee revenues associated with an overdraft privilege program decreased $215,000 reflecting the initial impact of limitations imposed on such fees by 2009 federal legislation that requires all consumers to affirmatively “opt in” to the program. The program change became effective in the third quarter of 2010.

Trust and financial management revenue increased $213,000 (6.5%) in 2010 compared to 2009, as Trust revenues in 2010 included fees from the settlement of several large estates.

Interchange revenue from debit card transactions totaled $1,678,000 in 2010, an increase of 25.4% over 2009. The increase in interchange revenue in 2010 reflects the ongoing national trend for consumers’ increasing usage of debit cards. The significance of this source of revenue, and the 2010 increase, also reflects the impact of the Corporation’s “E-Z Money” checking product, which pays an attractive rate of interest, provided customers use their debit cards at least 10 times per month and meet other requirements.

In 2010, net gains from sales of loans increased to $761,000 as compared to $106,000 in 2009. In September 2009, the Corporation began selling loans into the secondary market via the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago.

In 2010, net gains from sale of premises and equipment amounted to $445,000 as compared to net losses of $30,000 in 2009. In 2010, the Corporation generated a gain of $448,000 from sale of a parcel of land adjacent to a banking facility.

Net gains from sale of foreclosed real estate properties in 2010 totaled $108,000, down from $310,000 in 2009. In 2009, the Corporation realized a gain of $325,000 from sale of a commercial property.

Other operating income decreased $435,000 in 2010 compared to 2009. In 2009, other operating income included $306,000 of rental revenues from the temporary operation of a foreclosed commercial real estate property.

NON-INTEREST EXPENSE

Years 2011, 2010 and 2009

As shown in Table V below, total non-interest expense increased $567,000 (1.8%) in 2011 compared to 2010. In 2010 total non-interest expense decreased $2,521,000 or 7.4% in 2010 compared to 2009. Changes of significance are discussed in the narrative that follows:

TABLE V - COMPARISON OF NON-INTEREST EXPENSE

(In Thousands)	2011	% Change	2010	% Change	2009

Salaries and wages	$13,866	6.1	$13,063	2.6	$12,737
Pensions and other employee benefits	4,407	14.8	3,840	(2.9)	3,956
Occupancy expense, net	2,638	(0.3)	2,645	(3.5)	2,741
Furniture and equipment expense	1,932	(8.1)	2,103	(21.5)	2,679
FDIC Assessments	832	(42.6)	1,450	(30.7)	2,092
Pennsylvania shares tax	1,306	6.9	1,222	(3.9)	1,272
Other operating expense	7,076	(1.3)	7,167	(16.0)	8,534
Total Other Expense	$32,057	1.8	$31,490	(7.4)	$34,011

2011 vs. 2010

Salaries and wages increased $803,000, or 6.1%. In 2011, salaries and wages expense includes officers’ incentive stock option compensation of $244,000; however, since no stock options were awarded in 2010, there was no officers’ incentive stock option expense incurred in 2010. In addition, salaries and wages expense in 2011 include increases of $55,000 in estimated incentive bonuses and $75,000 in officers’ restricted stock compensation over the comparable 2010 amounts. Excluding performance based stock and bonus compensation incentives, total salaries and wages were 3.3% higher in 2011 as compared to 2010.

Pensions and other employee benefits increased $567,000, or 14.8%. Within this category, group health insurance expense was $368,000 higher in 2011. In the first quarter 2010, the Corporation recorded a reduction in group health insurance expense of $215,000 for the difference between actual and estimated claims from the previous year (2009). Payroll taxes and employer contributions expense associated with the Savings & Retirement Plan (a 401(k) plan) and Employee Stock Ownership Plan are $90,000 higher in 2011 than in the same period of 2010, including higher costs in the first quarter 2011 related to incentive compensation paid in January 2011 based on 2010 performance.

Furniture and equipment expense decreased $171,000, or 8.1% in 2011 with the decrease primarily associated with reductions in depreciation for the Corporation’s core banking systems.

FDIC Assessments decreased $618,000, or 42.6% in 2011. Effective April 1, 2011, the FDIC’s method of determining assessments to banks has changed, with the new methodology resulting in higher assessments to larger, more complex or higher-risk institutions, with smaller assessments to many community and small regional banks. Since the second quarter 2011, the Corporation’s 2011 FDIC assessments, determined using the new methodology, are substantially lower than the amounts assessed for the prior several quarters. The favorable decline also reflects rate changes attributed to improvements in the Corporation’s risk profile based on financial ratios.

Other operating expense decreased $91,000, or 1.3%, in 2011 as compared to 2010. This category includes many different types of expenses, with the most significant differences in amounts between 2011 and 2010 as follows:

•	Professional fees and other costs associated with public company requirements, down $137,000, or 48.9%
•	Consulting fees associated with an overdraft privilege program, down $71,000, or 93.3%
•	Amortization of core deposit intangibles from 2005 and 2007 acquisitions, down $62,000, or 35.2%
•	Out-of-pocket collection-related expenses, net of reimbursements, down $58,000, or 33.0%
•	Office supplies, down $53,000, or 16.3%
•	Attorney fees, primarily associated with lending and collection matters, down $51,000, or 19.4%
•	Telephone data lines and service, down $39,000, or 7.6%
•	Professional and administrative expenses associated with Citizens & Northern Investment Corporation activities, down $36,000, or 58.1%
•	Expenses associated with other real estate properties, down $31,000, or 26.8%
•	Software-related subscriptions and updates, up $164,000, or 25.3%
•	Expenses associated with Bucktail Life Insurance Company, up $156,000. In the second quarter 2010, the Corporation recorded a $245,000 reduction in estimated insurance reserves
•	Fees paid related to interchange and ATM processing increased $98,000, or 10.6%
•	Charitable donations, up $26,000, mainly due to a $50,000 donation to the Red Cross for victims of flooding that occurred in the Corporation’s market area in September 2011.

2010 vs. 2009

Salaries and wages increased $326,000 or 2.6%. Incentive bonus compensation totaled $1,260,000 in 2010, an increase of $926,000 over 2009. In 2009, incentive bonus compensation excluded all senior executives, including the 5 highest compensated as required by the TARP program, and there was no award to any participants for the corporate performance-based portion of the plan for 2009. Base salary costs were reduced in 2010 due to net reductions in full-time equivalent employees (281 “FTEs” at December 31, 2010 as compared to 293 FTEs at December 31, 2009), including elimination of one senior executive position. No stock options were awarded in 2010 and, as a result, there was no officers’ incentive stock option expense compared to $205,000 in 2009.

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

Other operating expense decreased $1,367,000 or 16.0%. The category includes a variety of expenses, and the most significant increases and decreases of individual expenses are as follows:

•	Bucktail Life Insurance Company’s operating expenses, primarily for estimated GAAP policy reserves, were reduced by $324,000 compared to 2009.
•	Expenses related to foreclosed properties decreased in 2010 by $316,000 compared to 2009, primarily from lower operating expenses associated with one large commercial property that was sold in the fourth quarter of 2009.
•	Amortization of core deposit intangibles decreased $148,000.
•	Professional fees associated with the overdraft privilege program decreased $147,000 in 2010.
•	No stock option expense was incurred in 2010 under the Independent Directors Stock Incentive Plan compared with costs of $68,000 in 2009.
•	Certain operating costs, which were substantially discretionary, were lower in 2010. Advertising, certain public relations costs, and certain professional membership dues decreased $176,000 in 2010.

INCOME TAXES

The effective income tax rate was 27.2% of pre-tax income in 2011 compared to 23.3% of pre-tax income in 2010. In 2009, the credit for income tax was 36.6% of the pre-tax loss. Fluctuations in the tax provision/pre-tax income rate for these periods include the impact of changes in the average holdings of tax-exempt securities and loans. In 2009, the Corporation recorded a valuation reserve of $373,000 related to deferred tax assets, and in 2010, the valuation reserve was eliminated, resulting in a benefit (reduction in expense) of $373,000.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2011, the net deferred tax asset was $6,173,000, down from the balance at December 31, 2010 of $16,054,000 and from the balance at December 31, 2009 of $22,037,000. Some of the significant components of the net reduction in deferred tax asset at December 31, 2011 as compared to December 31, 2010 are as follows:

•	At December 31, 2011, the Corporation had a deferred tax liability of $5,558,000 associated with net unrealized gains on available-for-sale securities. In comparison, at December 31, 2010, there was a deferred tax asset of $695,000 associated with net unrealized losses on available-for-sale securities. Changes in unrealized gains and losses on available-for-sale securities, net of deferred income tax, are excluded from the determination of earnings but are included in Comprehensive Income.

•	The net deferred tax asset balance at December 31, 2011 attributable to realized securities losses was $3,175,000, down from the balance at December 31, 2010 of $5,755,000. In 2011, the Corporation sold a pooled trust-preferred security that had been written off in 2009 and 2010 for financial statement purposes, resulting in a book gain of $1,485,000. The loss for income tax purposes from this transaction is $5,295,000, with the large book/tax difference representing the main reason for the reduction in the deferred tax asset.

•	The Corporation has available an estimated $130,000 capital loss carryforward at December 31, 2011, expiring in 2015. At December 31, 2010, the Corporation had an ordinary loss carryforward of $7,886,000, expiring in 2030, and a capital loss carryforward of $502,000, expiring in 2015. The amount of deferred tax asset from unused loss carryforwards at December 31, 2011 of $44,000 is down from $2,794,000 at December 31, 2010, primarily as a result of taxable income generated in 2011.

•	At December 31, 2011, the deferred tax asset based on the credit for alternative minimum tax (AMT) paid was $4,569,000, up from $3,287,000 at December 31, 2010. The increase in 2011 reflects estimated AMT payable for 2011. Realization of the deferred tax asset for AMT depends on generation of sufficient ordinary taxable income in excess of AMT income in future years, though there is no expiration of the credit for AMT paid under current tax law.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at December 31, 2011 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

In the fourth quarter 2009, the Corporation sold some securities for which other-than-temporary impairment losses (OTTI) had been recognized for financial reporting purposes in 2008 and the first nine months of 2009. As a result of these sales, the Corporation realized both ordinary and capital tax losses for 2009, and filed net operating loss carryback returns resulting in tax refunds totaling $4,352,000 received in 2010 from recovery of some of the taxes previously paid for 2006, 2007 and 2008. In late 2010, the Internal Revenue Service (IRS) sent the Corporation an information document request related to the Corporation’s 2009 federal return, as part of an evaluation to determine whether the return will be examined or accepted without examination. In 2011, the Corporation received a final determination from the IRS that the Corporation’s loss carryback returns of 2009 losses will not result in an IRS examination.

In 2010, the Corporation sold additional securities for which OTTI had been previously recognized. These sales resulted in tax losses for 2010, and in 2011 the Corporation filed net operating loss carryback returns to recover additional taxes previously paid. The Corporation received refunds totaling $1,084,000 in 2011 attributable to the net operating loss carryback returns.

Additional information related to income taxes is presented in Note 14 to the consolidated financial statements.

SECURITIES

Table VI shows the composition of the investment portfolio at December 31, 2011, 2010 and 2009. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects an increase of $48,946,000 to $446,001,000 at December 31, 2010 from December 31, 2009. This change was followed by an increase of $19,334,000 to $465,335,000 at December 31, 2011. In both 2010 and 2011, the Corporation grew its available-for-sale investment portfolio primarily through purchases of municipal bonds and agency collateralized mortgage obligations and focused on purchasing investments with relatively short expected lives. The increases were partially offset by decreases in the balances of U.S. Government agency securities and trust preferred securities. The Corporation’s balance of agency mortgage-backed securities declined in 2010 as management reinvested cash flows from these securities in other types of investments. Changes in the investment portfolio are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis. As discussed in more detail in Note 7 to the financial statements, in 2011 the Corporation reported net realized gains from available-for-sale securities of $2,216,000, including a realized pretax gain of $1,485,000 on the sale of a pooled trust preferred security in the first quarter 2011. Management has reviewed the Corporation’s holdings as of December 31, 2011 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2012.

TABLE VI - INVESTMENT SECURITIES

			As of December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$24,877	$25,587	$44,005	$44,247	$48,949	$48,993
Obligations of states and political subdivisions:
Tax-exempt	129,401	132,962	127,210	119,874	108,365	104,235
Taxable	14,004	14,334	7,808	7,668	744	755
Mortgage-backed securities	116,602	121,769	113,176	118,386	150,700	156,378
Collateralized mortgage obligations:
Issued by U.S. Government agencies	161,818	165,131	131,040	130,826	47,083	47,708
Private label	0	0	0	0	15,465	15,494
Corporate bonds	0	0	1,000	1,027	1,000	1,041
Trust preferred securities issued by individual institutions	7,334	8,146	6,535	7,838	7,043	6,018
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	4,996	4,638	9,957	7,400	11,383	8,199
Pooled trust preferred securities - mezzanine tranches	0	730	0	0	266	115
Other collateralized debt obligations	660	660	681	681	690	690
Total debt securities	459,692	473,957	441,412	437,947	391,688	389,626
Marketable equity securities	5,643	7,728	4,589	6,009	5,367	6,662
Total	$465,335	$481,685	$446,001	$443,956	$397,055	$396,288

HELD-TO-MATURITY SECURITIES,
Obligations of the U.S. Treasury	$0	$0	$0	$0	$300	$302

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2011. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$3,082	0.75%	$21,795	1.90%	$0	0.00%	$0	0.00%	$24,877	1.76%
Obligations of states and political subdivisions:
Tax-exempt	4,940	2.72%	10,334	1.74%	22,552	2.72%	91,575	4.58%	129,401	3.96%
Taxable	115	1.40%	12,898	2.09%	991	3.00%	0	0.00%	14,004	2.15%
Trust preferred securities issued by individual institutions	1,143	146.61%	0	0.00%	0	0.00%	6,191	9.13%	7,334	30.55%
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0.00%	0	0.00%	0	0.00%	4,996	7.72%	4,996	7.72%
Pooled trust preferred securities - mezzanine tranches	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	660	0.00%	660	0.00%
Subtotal	$9,280	19.77%	$45,027	1.92%	$23,543	2.73%	$103,422	4.98%	$181,272	4.68%
Mortgage-backed securities									116,602	3.51%
Collateralized mortgage obligations,
Issued by U.S. Government agencies									161,818	2.14%
Total									$459,692	3.49%

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. As rates increase, cash flows generally decrease as prepayments on the underlying mortgage loans decrease. As rates decrease, cash flows generally increase as prepayments increase. In the table above, the entire balances and weighted-average rates for mortgage-backed securities and collateralized mortgage obligations are shown in one period.

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

In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The estimated yield to maturity is 146.61%. The security has a face amount of $2 million, matures in May 2012, and has an interest rate which adjusts quarterly based on 3-month LIBOR. The security had an amortized cost of $1,143,000 and a fair value of $2,004,000 at December 31, 2011.

The actual and estimated future amounts of accretion income from this security are as follows:

Accretion of
Prior OTTI
4th Quarter 2010 (Actual)	$83
1st Quarter 2011 (Actual)	111
2nd Quarter 2011 (Actual)	160
3rd Quarter 2011 (Actual)	229
4th Quarter 2011 (Actual)	325
1st Quarter 2012 (Estimated)	457
2nd Quarter 2012 (Estimated)	398
Total	$1,763

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. The discussion provides useful information regarding changes in the Corporation’s balance sheet over the 3-year period ended December 31, 2011, including discussions related to available-for-sale securities, loans, deposits and borrowings. Other significant balance sheet items - the allowance for loan losses and stockholders’ equity - are discussed in separate sections of Management’s Discussion and Analysis.

The total of loans outstanding (without consideration of the allowance for loan losses) reflects a total decrease of $27,626,000 (3.8%) from the balance at December 31, 2007 to the total outstanding of $708,315,000 at December 31, 2011. Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates. Since the end of 2007, the Corporation experienced a net decrease in total loans outstanding under the residential mortgage segment ($29,281,000) with more residential mortgage originations than in previous years sold into the secondary market. In September 2009, the Corporation initiated participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago for the sale of mortgage loans to the secondary market. At December 31, 2011, the outstanding balance of residential mortgage loans originated by the Corporation, and sold with servicing retained was $56,638,000. Also, in the last four years, consumer loans have steadily decreased ($24,528,000) to the December 31, 2011 balance of $12,665,000. Total commercial segment loans increased $26,183,000 at December 31, 2011 as compared to December 31, 2007, though total commercial loans decreased $13,793,000 in 2011 from year-end 2010.

Table VIII presents loan maturity data as of October 31, 2011 (the last date in 2011 for which the Corporation ran the interest rate simulation model used to generate the loan maturity information included in Table VIII). The interest rate simulation model classifies certain loans under different categories than they appear in Table VII. Fixed-rate loans are included in Table VIII based on their contractually scheduled principal repayments, while variable-rate loans are included based on contractual principal repayments, with the remaining balance reflected in the Table as of the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 42% of the loan portfolio. Of the 58% of the portfolio made up of variable-rate loans, a significant portion (34%) will re-price after more than one year. Variable-rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

Total future capital purchases in 2012 are estimated at approximately $2.2 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2012.

TABLE VII - FIVE-YEAR SUMMARY OF LOANS BY TYPE

(In Thousands)
	2011	%	2010	%	2009	%	2008	%	2007	%
Residential mortgage:
Residential mortgage loans - first liens	$331,015	46.7	$333,012	45.6	$340,268	47.2	$353,909	47.6	$363,467	49.4
Residential mortgage loans - junior liens	28,851	4.1	31,590	4.3	35,734	5.0	40,657	5.5	40,392	5.5
Home equity lines of credit	30,037	4.2	26,853	3.7	23,577	3.3	21,304	2.9	20,542	2.8
1-4 Family residential construction	9,959	1.4	14,379	2.0	11,452	1.6	11,262	1.5	4,742	0.6
Total residential mortgage	399,862	56.5	405,834	55.6	411,031	57.0	427,132	57.4	429,143	58.3
Commercial:
Commercial loans secured by real estate	156,388	22.1	167,094	22.9	163,483	22.7	165,979	22.3	144,742	19.7
Commercial and industrial	57,191	8.1	59,005	8.1	49,753	6.9	48,295	6.5	52,241	7.1
Political subdivisions	37,620	5.3	36,480	5.0	37,598	5.2	38,790	5.2	33,013	4.5
Commercial construction	23,518	3.3	24,004	3.3	15,264	2.1	13,730	1.8	17,755	2.4
Loans secured by farmland	10,949	1.5	11,353	1.6	11,856	1.6	9,140	1.2	8,287	1.1
Multi-family (5 or more) residential	6,583	0.9	7,781	1.1	8,338	1.2	8,367	1.1	9,004	1.2
Agricultural loans	2,987	0.4	3,472	0.5	3,848	0.5	4,495	0.6	3,553	0.5
Other commercial loans	552	0.1	392	0.1	638	0.1	884	0.1	1,010	0.1
Total commercial	295,788	41.8	309,581	42.4	290,778	40.3	289,680	39.0	269,605	36.6
Consumer	12,665	1.8	14,996	2.1	19,202	2.7	26,732	3.6	37,193	5.1
Total	708,315	100.0	730,411	100.0	721,011	100.0	743,544	100.0	735,941	100.0
Less: allowance for loan losses	(7,705)		(9,107)		(8,265)		(7,857)		(8,859)
Loans, net	$700,610		$721,304		$712,746		$735,687		$727,082

TABLE VIII – LOAN MATURITY DISTRIBUTION

(In Thousands)	As of October 31, 2011
	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$826	$29,752	$210,874	$241,452	$105,625	$215,104	$2,583	$323,312
Commercial	21,885	16,307	7,106	45,298	62,965	18,316	1,025	82,306
Consumer	3,132	6,716	3,308	13,156	281	24	0	305
Total	$25,843	$52,775	$221,288	$299,906	$168,871	$233,444	$3,608	$405,923

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

The allowance for loan losses of $7,705,000 at December 31, 2011 was down from $9,107,000 at December 31, 2010. As presented in Table X, the specific component of the allowance on impaired loans decreased to $1,126,000 at December 31, 2011 from $2,288,000 at December 31, 2010. Table X also shows that the collectively determined components of the allowance fell by a total of $240,000 as of December 31, 2011 compared to December 31, 2010, mainly because total outstanding loans decreased for each segment of the portfolio. The average net charge-off percentages and average qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly at December 31, 2011 as compared to the December 31, 2010 analysis.

The decrease in the allowance on impaired loans at December 31, 2011 as compared to December 31, 2010 included the following significant transactions:

•	In 2011, charge-offs totaling $1,101,000 ($663,000 in the second quarter and an additional $438,000 in the fourth quarter) were recorded related to a commercial relationship for which specific allowances totaling $765,000 had been established at December 31, 2010. After the impact of these charge-offs and re-evaluation of the allowances required, the Corporation had loans outstanding totaling $467,000 with no specific allowance at December 31, 2011 related to this commercial borrower.

•	In 2011, a charge-off of $46,000 was recorded for a commercial relationship for which specific allowances totaling $200,000 had been established at December 31, 2010. After the impact of the charge-off, there were no loans outstanding from this borrower. At December 31, 2011, there was a balance in foreclosed assets held for sale of $121,000, based on the estimated fair value of real estate that had collateralized the loans.

•	In 2011, the Corporation was paid off in full on a commercial loan relationship for which an allowance of $150,000 had been established at December 31, 2010.

Table IX shows a credit for loan losses of $285,000 in 2011, in comparison to a provision for loan losses of $1,191,000 in 2010. As shown in Table XII, the average provision for loan losses for the five-year period ended December 31, 2011 was $605,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. In 2011, the Corporation’s credit for loan losses included the effects of the following: (1) although there were significant changes in the specific allowance amounts required on some large commercial relationships (described in the bullet points above), the net impact on the provision for loan losses of those changes was not significant, (2) the total amount of loans newly identified as impaired and requiring specific allowances in 2011 was not significant, (3) as reflected in Table IX, recoveries of previously charged off loans were higher in 2011 than in the recent past, and (4) the allowance amounts required on collectively evaluated loans fell due to a decrease in outstanding loans. Note 8 to the consolidated financial statements includes a summary of the (credit) provision for loan losses and activity in the allowance for loan losses, by segment and class, for 2011.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). At December 31, 2011, total impaired loans were $7,864,000, down from $8,648,000 at December 31, 2010. The balance of impaired loans at December 31, 2011 included loans newly identified as impaired in 2011 totaling $1,525,000, resulting from implementation of new FASB guidance (ASU 2011-02) related to accounting for TDRs. Nonaccrual loans totaled $7,197,000 at December 31, 2011, down from $10,809,000 at December 31, 2010, and total loans past due 90 days or more and still in accrual status increased to $1,267,000 at December 31, 2011 from $727,000 at December 31, 2010. Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated. Over the period 2007-2011, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

As shown in Table XI, loans classified as TDRs increased to $3,477,000 at December 31, 2011 from $645,000 at December 31, 2010. The increase in TDRs reflects the impact of new (ASU 2011-02) accounting guidance, as modifications such as extensions of terms and maturities that would have not been considered TDRs in the past (because the contractual interest rate had not been changed) are now considered TDRs because the current (un-modified) contractual rate would be considered less than a market rate for the applicable borrower.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2011. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	Years Ended December 31,
	2011	2010	2009	2008	2007
Balance, beginning of year	$9,107	$8,265	$7,857	$8,859	$8,201
Charge-offs:
Residential mortgage	(100)	(340)	(146)	(173)	(149)
Commercial	(1,189)	(91)	(39)	(1,607)	(174)
Consumer	(157)	(188)	(293)	(259)	(221)
Total charge-offs	(1,446)	(619)	(478)	(2,039)	(544)
Recoveries:
Residential mortgage	3	55	8	19	5
Commercial	255	113	77	22	31
Consumer	71	102	121	87	50
Total recoveries	329	270	206	128	86
Net charge-offs	(1,117)	(349)	(272)	(1,911)	(458)
Allowance for loan losses
recorded in acquisition	0	0	0	0	587
(Credit) provision for loan losses	(285)	1,191	680	909	529
Balance, end of period	$7,705	$9,107	$8,265	$7,857	$8,859

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of December 31,
	2011	2010	2009	2008	2007
ASC 310 - Impaired loans	$1,126	$2,288	$1,126	$456	$2,255
ASC 450 - Collective segments:
Commercial	2,811	3,047	2,677	2,654	1,870
Residential mortgage	3,130	3,227	3,859	3,920	4,201
Consumer	204	232	281	399	533
Unallocated	434	313	322	428	0
Total Allowance	$7,705	$9,107	$8,265	$7,857	$8,859

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of December 31,
	2011	2010	2009	2008	2007
Impaired loans with a valuation allowance	$3,433	$5,457	$2,690	$2,230	$5,361
Impaired loans without a valuation allowance	4,431	3,191	3,257	3,435	857
Total impaired loans	$7,864	$8,648	$5,947	$5,665	$6,218

Total loans past due 30-89 days and still accruing	$7,898	$7,125	$9,445	$9,875	$10,822

Nonperforming assets:
Total nonaccrual loans	$7,197	$10,809	$9,092	$7,200	$6,955
Total loans past due 90 days or more and still accruing	1,267	727	31	1,305	1,200
Foreclosed assets held for sale (real estate)	1,235	537	873	298	258
Total nonperforming assets	$9,699	$12,073	$9,996	$8,803	$8,413
Total nonperforming assets as a % of assets	0.73%	0.92%	0.76%	0.69%	0.66%

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,064	$645	$326	$0	$0
Nonperforming	2,413	0	0	0	0
Total TDRs	$3,477	$645	$326	$0	$0

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES (In Thousands)

	2011	2010	2009	2008	2007	Average
Average gross loans	$715,321	$723,318	$728,748	$743,741	$729,269	$728,079
Year-end gross loans	708,315	730,411	721,011	743,544	735,941	727,844
Year-end allowance for loan losses	7,705	9,107	8,265	7,857	8,859	8,359
Year-end nonaccrual loans	7,197	10,809	9,092	7,200	6,955	8,251
Year-end loans 90 days or more
past due and still accruing	1,267	727	31	1,305	1,200	906
Net charge-offs	1,117	349	272	1,911	458	821
(Credit) provision for loan losses	(285)	1,191	680	909	529	605
Earnings coverage of charge-offs	21	55	(145)	5	23	6
Allowance coverage of charge-offs	7	26	30	4	19	10
Net charge-offs as a % of
(credit) provision for loan losses	-391.93%	29.30%	40.00%	210.23%	86.58%	135.70%
Net charge-offs as a % of
average gross loans	0.16%	0.05%	0.04%	0.26%	0.06%	0.11%

Net income (loss)	23,368	19,055	(39,335)	10,059	10,424	4,714

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2011 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings, and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS

(In Thousands)

	1 Year	1-3	3-5	Over 5
Contractual Obligations	or Less	Years	Years	Years	Total
Time deposits	$186,300	$134,490	$19,948	$7	$340,745
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	23,507	3,553	236	13,067	40,363
Repurchase agreements	0	5,000	0	80,000	85,000

Total	$209,807	$143,043	$20,184	$93,074	$466,108

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $677,461,000 at December 31, 2011. The Corporation also has obligations related to overnight customer repurchase agreements with principal balances of $4,950,000 at December 31, 2011.

The Corporation’s operating lease commitments at December 31, 2011 are immaterial. The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2011, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $39,197,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $28,681,000 at December 31, 2011.

The Corporation’s outstanding, available, and total credit facilities are presented in the following table.

	Outstanding		Available		Total Credit
(In Thousands)	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2011	2010	2011	2010	2011	2010
Federal Home Loan Bank of Pittsburgh	$40,363	$55,995	$292,304	$304,584	$332,667	$360,579
Federal Reserve Bank Discount Window	0	0	27,438	26,274	27,438	26,274
Other correspondent banks	0	0	25,000	25,000	25,000	25,000
Total credit facilities	$40,363	$55,995	$344,742	$355,858	$385,105	$411,853

At December 31, 2011 and 2010, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding at either date.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At December 31, 2011, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $216,266,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2011 and 2010, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $10,791,000 at December 31, 2011 and ($1,351,000) at December 31, 2010. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2011.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($631,000) at December 31, 2011 and ($250,000) at December 31, 2010.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss is a measure of the change in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between net income and comprehensive income is termed "Other Comprehensive Income (Loss)". For the Corporation, other comprehensive income includes unrealized gains and losses on available-for-sale securities, net of deferred income tax. The amount of unrealized gains or losses reflected in comprehensive income may vary widely from period-to-period, depending on the financial markets as a whole and how the portfolio of available-for-sale securities is affected by interest rate movements. The change in accumulated other comprehensive income attributable to the underfunded or overfunded status of defined benefit plans is also included in other comprehensive income. Total comprehensive income was $35,129,000 in 2011 and $18,345,000 in 2010, while in 2009 the total comprehensive loss was $14,634,000. Other comprehensive income (loss) amounted to $11,761,000 in 2011, ($710,000) in 2010 and $24,701,000 in 2009.

As described in more detail in Note 2 to the consolidated financial statements, a new accounting standard (ASU No. 2011-05) will change the financial statement presentation of comprehensive income, starting in the first quarter 2012. The intent of the new standard is to increase the prominence of comprehensive income in the financial statements. The new standard requires the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single format would include the traditional income statement and the components of other comprehensive income, total other comprehensive income and total comprehensive income. In the two statement approach, the first statement would be the traditional income statement, which would be immediately followed by a separate statement which would include the components of other comprehensive income, total other comprehensive income and total comprehensive income.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained throughout 2009, 2010 and 2011. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth.

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

INTEREST RATE RISK

Business risk arising from changes in interest rates is an inherent factor in operating a bank. The Corporation’s assets are predominantly long-term, fixed-rate loans and debt securities. Funding for these assets comes principally from shorter-term deposits and borrowed funds. Accordingly, there is an inherent risk of lower future earnings or decline in fair value of the Corporation’s financial instruments when interest rates change.

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

Table XV, which follows this discussion, is based on the results of calculations performed using the simulation model as of October 31, 2011 and 2010. The table shows that as of October 31, 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios. Table XV shows the simulation model results for +/- 400 basis points at October 31, 2010, but policy limits at +/- 400 basis points were not yet in effect at the simulation date. As of October 31, 2010, the changes in net interest income and changes in market value were within applicable policy limits in all scenarios except an immediate rate decrease of 300 basis points, which management considers to be highly unrealistic.

After preparation of the October 31, 2010 modeling results presented in Table XV, management engaged an outside consultant to study the Corporation’s non-maturity deposits: checking, savings, and money market accounts. The consultant examined historical data provided by management to estimate the average life of each type of deposit account and the sensitivity of each type of account to changes in interest rates. The results of the study indicated that the Corporation’s non-maturity deposits had significantly longer average lives than previously estimated. These updated estimates are included in the October 31, 2011 data presented and result in higher market values in all of the rate scenarios and in smaller percentage declines in value in rising rate scenarios. The study also indicated that the Corporation’s interest rates on non-maturity deposits were slightly more sensitive to market changes than had previously been assumed, which contributed to the larger declines in net interest income in rising rate scenarios based on October 31, 2011 data.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if 3-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. Three-month LIBOR was 0.43% at October 31, 2011 and 0.29% at October 31, 2010, and has not exceeded 5.15% since the embedded caps were acquired. The embedded cap on one of the $40 million borrowings expired in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.

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

TABLE XV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

October 31, 2011 Data
(In Thousands)	Period Ending October 31, 2012

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$66,369	$29,617	$36,752	-18.0%	25.0%
+300	63,690	24,535	39,155	-12.6%	20.0%
+200	60,927	19,806	41,121	-8.2%	15.0%
+100	58,095	15,076	43,019	-4.0%	10.0%
0	55,164	10,346	44,818	0.0%	0.0%
-100	51,929	8,720	43,209	-3.6%	10.0%
-200	50,441	8,680	41,761	-6.8%	15.0%
-300	49,961	8,680	41,281	-7.9%	20.0%
-400	49,828	8,680	41,148	-8.2%	25.0%

	Market Value of Portfolio Equity at October 31, 2011

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$153,307	-23.2%	50.0%
+300	165,701	-17.0%	45.0%
+200	178,261	-10.7%	35.0%
+100	189,315	-5.2%	25.0%
0	199,726	0.0%	0.0%
-100	197,329	-1.2%	25.0%
-200	211,794	6.0%	35.0%
-300	238,309	19.3%	45.0%
-400	278,876	39.6%	50.0%

October 31, 2010 Data
(In Thousands)		Period Ending October 31, 2011

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$68,628	$32,409	$36,219	-15.1%	N/A
+300	66,098	27,402	38,696	-9.3%	20.0%
+200	63,465	23,146	40,319	-5.5%	15.0%
+100	60,661	18,891	41,770	-2.1%	10.0%
0	57,307	14,638	42,669	0.0%	0.0%
-100	54,005	13,794	40,211	-5.8%	10.0%
-200	51,995	13,732	38,263	-10.3%	15.0%
-300	51,507	13,732	37,775	-11.5%	20.0%
-400	51,418	13,732	37,686	-11.7%	N/A

	Market Value of Portfolio Equity at October 31, 2010

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$76,087	-40.0%	N/A
+300	90,782	-28.4%	45.0%
+200	104,337	-17.7%	35.0%
+100	116,495	-8.1%	25.0%
0	126,789	0.0%	0.0%
-100	135,342	6.7%	25.0%
-200	162,919	28.5%	35.0%
-300	194,064	53.1%	45.0%
-400	233,720	84.3%	N/A

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 7 of the consolidated financial statements, the Corporation recognized no OTTI charges on bank stocks in 2011 but did recognize OTTI charges on bank stocks totaling $10,000 in 2010 and $6,324,000 in 2009.

Equity securities held as of December 31, 2011 and 2010 are presented in Table XVI. Table XVI presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XVI does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2011.

TABLE XVI - EQUITY SECURITIES RISK
(In Thousands)

	As of December 31,
	2011	2010
Cost	$5,643	$4,589
Fair Value	7,728	6,009
Hypothetical 10% Decline In Fair Value	(773)	(601)
Hypothetical 20% Decline In Fair Value	(1,546)	(1,202)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

(In Thousands Except Share Data)	December 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks:
Noninterest-bearing	$17,618	$16,840
Interest-bearing	42,957	29,461
Total cash and due from banks	60,575	46,301
Available-for-sale securities, at fair value	481,685	443,956
Loans held for sale	939	5,247

Loans receivable	708,315	730,411
Allowance for loan losses	(7,705)	(9,107)
Loans, net	700,610	721,304
Bank-owned life insurance	20,889	21,822
Accrued interest receivable	4,797	4,960
Bank premises and equipment, net	19,028	22,636
Foreclosed assets held for sale	1,235	537
Deferred tax asset, net	6,173	16,054
Intangible asset - Core deposit intangibles	212	326
Intangible asset – Goodwill	11,942	11,942
Other assets	15,650	21,503
TOTAL ASSETS	$1,323,735	$1,316,588

LIABILITIES
Deposits:
Noninterest-bearing	$193,595	$158,767
Interest-bearing	824,611	845,581
Total deposits	1,018,206	1,004,348
Short-term borrowings	4,950	18,413
Long-term borrowings	125,363	148,495
Accrued interest and other liabilities	7,831	6,388
TOTAL LIABILITIES	1,156,350	1,177,644

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at December 31, 2011 and December 31, 2010	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2011 and 2010; issued 12,460,920 at December 31, 2011 and 12,408,212 at December 31, 2010	12,461	12,408
Paid-in capital	67,568	66,648
Retained earnings	82,302	65,920
Treasury stock, at cost; 305,391 shares at December 31, 2011 and 254,614 shares at December 31, 2010	(5,106)	(4,431)
Sub-total	157,225	140,545
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	10,791	(1,351)
Defined benefit plans	(631)	(250)
Total accumulated other comprehensive income (loss)	10,160	(1,601)
TOTAL STOCKHOLDERS' EQUITY	167,385	138,944
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,323,735	$1,316,588

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of Operations	Years Ended December 31,
(In Thousands Except Per Share Data)	2011	2010	2009
INTEREST INCOME
Interest and fees on loans	$43,231	$44,229	$45,236
Interest on balances with depository institutions	73	124	61
Interest on loans to political subdivisions	1,499	1,582	1,660
Interest on federal funds sold	0	0	15
Interest on trading securities	0	1	43
Income from available-for-sale and held-to-maturity securities:
Taxable	11,036	11,092	15,926
Tax-exempt	5,156	4,834	4,443
Dividends	261	252	592
Total interest and dividend income	61,256	62,114	67,976
INTEREST EXPENSE
Interest on deposits	8,112	11,907	14,651
Interest on short-term borrowings	23	177	544
Interest on long-term borrowings	5,421	7,161	9,261
Total interest expense	13,556	19,245	24,456
Net interest income	47,700	42,869	43,520
(Credit) provision for loan losses	(285)	1,191	680
Net interest income after (credit) provision for loan losses	47,985	41,678	42,840
OTHER INCOME
Service charges on deposit accounts	4,773	4,579	4,791
Service charges and fees	849	858	796
Trust and financial management revenue	3,472	3,475	3,262
Interchange revenue from debit card transactions	1,922	1,678	1,338
Net gains from sale of loans	1,107	761	106
Increase in cash surrender value of life insurance	509	466	501
Insurance commissions, fees and premiums	257	248	293
Impairment loss on limited partnership investment	(948)	0	0
Other operating income	1,997	1,773	1,934
Sub-total	13,938	13,838	13,021
Total other-than-temporary impairment losses on available-for-sale securities	0	(381)	(81,912)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	(52)	(3,451)
Net impairment losses recognized in earnings	0	(433)	(85,363)
Realized gains on available-for-sale securities, net	2,216	1,262	1,523
Net realized gains (impairment losses) recognized in earnings on available-for-sale securities	2,216	829	(83,840)
Total other income (loss)	16,154	14,667	(70,819)
OTHER EXPENSES
Salaries and wages	13,866	13,063	12,737
Pensions and other employee benefits	4,407	3,840	3,956
Occupancy expense, net	2,638	2,645	2,741
Furniture and equipment expense	1,932	2,103	2,679
FDIC Assessments	832	1,450	2,092
Pennsylvania shares tax	1,306	1,222	1,272
Other operating expense	7,076	7,167	8,534
Total other expenses	32,057	31,490	34,011
Income (loss) before income tax provision (credit)	32,082	24,855	(61,990)
Income tax provision (credit)	8,714	5,800	(22,655)
Net income (loss)	23,368	19,055	(39,335)
U.S. Treasury preferred dividends	0	1,474	1,428
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$23,368	$17,581	$(40,763)
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$1.92	$1.45	$(4.40)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in
Stockholders' Equity
(In Thousands Except Share and Per
Share Data)							Accumulated
							Other
							Comprehensive
	Common	Treasury	Preferred	Common	Paid-in	Retained	Income	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance, January 1, 2009	9,284,148	348,041	$0	$9,284	$44,260	$97,757	$(23,214)	$(6,061)	$122,026
Comprehensive (loss) income:
Net loss						(39,335)			(39,335)
Unrealized gain on securities, net of reclassification and tax							24,976		24,976
Other comprehensive loss related to unfunded retirement obligations							(275)		(275)
Total comprehensive loss									(14,634)
Reclassify non-credit portion of other- than-temporary impairment losses recognized in prior period						2,378	(2,378)		0
Issuance of U.S. Treasury preferred stock, 26,440 shares			25,588		821				26,409
Accretion of discount associated with U.S. Treasury preferred stock			161			(161)			0
Cash dividends on U.S. Treasury preferred stock						(1,267)			(1,267)
Cash dividends declared on common stock, $.72 per share						(6,487)			(6,487)
Common shares issued	3,090,333			3,090	21,495				24,585
Shares issued for dividend reinvestment plan		(79,665)			(71)			1,388	1,317
Shares issued from treasury related to exercise of stock options		(1,979)			(4)			34	30
Restricted stock granted		(3,950)			(69)			69	0
Forfeiture of restricted stock		333			5			(5)	0
Stock-based compensation expense					286				286
Tax benefit from stock-based compensation					3				3
Tax benefit from employee benefit plan						142			142
Balance, December 31, 2009	12,374,481	262,780	$25,749	$12,374	$66,726	$53,027	$(891)	$(4,575)	$152,410

Consolidated Statement of Changes in
Stockholders' Equity
(In Thousands Except Share and Per
Share Data) (Continued)							Accumulated
							Other
							Comprehensive
	Common	Treasury	Preferred	Common	Paid-in	Retained	Income	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance, December 31, 2009	12,374,481	262,780	$25,749	$12,374	$66,726	$53,027	$(891)	$(4,575)	$152,410
Comprehensive income:
Net income						19,055			19,055
Unrealized loss on securities, net of reclassification and tax							(829)		(829)
Other comprehensive income related to unfunded retirement obligations							119		119
Total comprehensive income									18,345
Accretion of discount associated with U.S. Treasury preferred stock			691			(691)			0
Cash dividends on U.S. Treasury preferred stock						(783)			(783)
Redemption of U.S. Treasury preferred stock, 26,440 shares			(26,440)						(26,440)
Redemption of U.S. Treasury warrant					(400)				(400)
Cash dividends declared on common stock, $.39 per share						(4,730)			(4,730)
Shares issued for dividend reinvestment plan	33,731			34	399				433
Restricted stock granted		(9,125)			(159)			159	0
Forfeiture of restricted stock		959			15			(15)	0
Stock-based compensation expense					67				67
Tax benefit from employee benefit plan						42			42
Balance, December 31, 2010	12,408,212	254,614	0	12,408	66,648	65,920	(1,601)	(4,431)	138,944
Comprehensive income:
Net income						23,368			23,368
Unrealized gain on securities, net of reclassification and tax							12,142		12,142
Other comprehensive loss related to unfunded retirement obligations							(381)		(381)
Total comprehensive income									35,129
Cash dividends declared on common stock, $.58 per share						(7,052)			(7,052)
Treasury stock purchased		70,849						(1,022)	(1,022)
Shares issued for dividend reinvestment plan	52,708			53	772				825
Shares issued from treasury related to exercise of stock options		(4,856)			(11)			82	71
Restricted stock granted		(15,622)			(272)			272	0
Forfeiture of restricted stock		406			7			(7)	0
Stock-based compensation expense					423				423
Tax benefit from stock-based Compensation					1				1
Tax benefit from employee benefit plan						66			66
Balance, December 31, 2011	12,460,920	305,391	$0	$12,461	$67,568	$82,302	$10,160	$(5,106)	$167,385

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows	Years Ended December 31,
(In Thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,368	$19,055	$(39,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Credit) provision for loan losses	(285)	1,191	680
Realized (gains) losses on available-for-sale securities, net	(2,216)	(829)	83,840
Gain on sale of foreclosed assets, net	(41)	(108)	(310)
Depreciation expense	2,077	2,339	2,816
(Gain) loss on disposition of premises and equipment	(324)	(445)	30
Accretion and amortization on securities, net	1,317	2,233	455
Accretion and amortization on loans, deposits and borrowings, net	(35)	(262)	(357)
Decrease in fair value of mortgage servicing rights	68	12	0
Impairment loss on limited partnership interest	948	0	0
Increase in cash surrender value of life insurance	(509)	(466)	(501)
Stock-based compensation	423	67	286
Amortization of core deposit intangibles	114	176	324
Deferred income taxes	3,818	6,371	(18,383)
Gains on sales of mortgage loans, net	(1,107)	(761)	(106)
Origination of mortgage loans for sale	(26,610)	(30,720)	(11,776)
Proceeds from sales of mortgage loans	31,786	26,826	11,396
Net decrease (increase) in trading securities	0	1,045	(382)
Decrease (increase) in accrued interest receivable and other assets	3,580	9,624	(14,632)
Increase (decrease) in accrued interest payable and other liabilities	1,092	(302)	(1,077)
Net Cash Provided by Operating Activities	37,464	35,046	12,968
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(3,760)	0	0
Proceeds from maturity of held-to-maturity securities	0	300	106
Proceeds from sales of available-for-sale securities	25,471	53,115	41,242
Proceeds from calls and maturities of available-for-sale securities	108,138	163,618	68,432
Purchase of available-for-sale securities	(152,044)	(267,082)	(131,203)
Purchase of Federal Home Loan Bank of Pittsburgh stock	0	0	(4)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,513	429	0
Net decrease (increase) in loans	19,264	(10,330)	20,470
Proceeds from bank-owned life insurance	1,442	1,442	0
Purchase of premises and equipment	(998)	(707)	(1,253)
Proceeds from disposition of premises and equipment	3,060	103	0
Purchase of investment in limited liability entity	(397)	0	0
Return of principal on limited liability entity investments	116	66	18
Proceeds from sale of foreclosed assets	1,112	1,169	1,564
Net Cash Provided by (Used in) Investing Activities	2,917	(57,877)	(628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,839	77,537	62,706
Net decrease in short-term borrowings	(13,463)	(20,816)	(9,318)
Repayments of long-term borrowings	(23,132)	(47,607)	(40,445)
Issuance of US Treasury preferred stock and warrant	0	0	26,409
Redemption of US Treasury preferred stock and warrant	0	(26,840)	0
Issuance of common stock	0	0	24,585
Purchase of treasury stock	(1,022)	0	0
Sale of treasury stock	71	0	30
Tax benefit from compensation plans	67	42	145
US Treasury preferred dividends paid	0	(952)	(1,098)
Common dividends paid	(6,227)	(4,297)	(7,317)
Net Cash (Used in) Provided by Financing Activities	(29,867)	(22,933)	55,697
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,514	(45,764)	68,037
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	46,301	92,065	24,028
CASH AND CASH EQUIVALENTS, END OF YEAR	$56,815	$46,301	$92,065

Consolidated Statements of Cash Flows (Continued)

(In Thousands)	Years Ending December 31,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$1,769	$725	$1,829
Interest paid	$13,609	$19,614	$24,944
Income taxes paid (refunded)	$3,616	$(8,134)	$3,475
Securities transferred from trading to available-for-sale	$0	$0	$1,643

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

Material estimates that are particularly susceptible to change include: (1) the allowance for loan losses, (2) fair values of debt securities based on estimates from independent valuation services or from brokers, (3) fair values of debt securities based on unobservable inputs, as determined using management’s estimates of cash flows and applicable discount rates,(4) assessment of impaired securities to determine whether or not the securities are other-than-temporarily impaired, (5) valuation of deferred tax assets and (6) valuation of obligations from defined benefit plans.

INVESTMENT SECURITIES - Investment securities are accounted for as follows:

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

Other-than-temporary impairment - Declines in the fair value of available-for-sale securities that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) whether the Corporation intends to sell the security or if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis. The credit-related impairment is recognized in earnings, and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, the amount of noncredit-related impairment is recognized in other comprehensive income and accreted over the remaining life of the debt security as an increase in the carrying value of the security. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes to real estate values, interest deferrals and whether the federal government provides assistance to financial institutions.

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

LOANS HELD FOR SALE - Mortgage loans held for sale are reported at the lower of cost or market, determined in the aggregate.

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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they are 120 days past due on a contractual basis, or earlier in the event of bankruptcy or if there is an amount deemed uncollectible.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2011 and 2010, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

The specific component relates to loans that are classified as impaired based on a detailed assessment of certain larger loan relationships evaluated by a management committee referred to as the Watch List Committee. Specific loan relationships are identified for evaluation based on the related credit risk rating. For individual loans classified as impaired, an allowance is established when the collateral value less estimated selling costs, present value of discounted cash flows or observable market price of the impaired loan is lower than the carrying value of that loan.

The general component covers pools of loans by loan class including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans for each loan segment are evaluated for loss exposure based upon average historical net charge-off rates (currently three years), adjusted for qualitative factors. Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three distinct segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Any adjustments to the factors are supported by a narrative documentation of changes in conditions accompanying the allowance for loan loss calculation.

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 67% at December 31, 2011) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

Loans are classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by the fair value of the collateral (if the loan is collateral dependent), by future cash flows discounted at the loan’s effective rate or by the loan’s observable market price.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date or a temporary reduction in interest rate. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Repair and maintenance expenditures which extend the useful lives of assets are capitalized, and other repair and maintenance expenditures are expensed as incurred. Depreciation expense is computed using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS - The Corporation reviews long-lived assets, such as premises and equipment and intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. These changes in circumstances may include a significant decrease in the market value of an asset or the manner in which an asset is used. If there is an indication the carrying value of an asset may not be recoverable, future undiscounted cash flows expected to result from use of the asset are estimated. If the sum of the expected cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the carrying value and fair market value of the asset.

INTEREST COSTS - The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. The amount of capitalized interest in 2011, 2010, and 2009 was not significant.

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

SERVICING RIGHTS - The estimated fair value of servicing rights related to mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. The valuation of servicing rights is adjusted quarterly, with changes in fair value included in Other Operating Income in the consolidated statements of operations. Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. The servicing rights asset is included in Other Assets in the consolidated balance sheet, with a balance equal to fair value of $375,000 at December 31, 2011 and $204,000 at December 31, 2010.

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

CASH FLOWS - The Corporation utilizes the net reporting of cash receipts and cash payments for certain deposit and lending activities. Cash equivalents include federal funds sold and all cash and amounts due from depository institutions and interest-bearing deposits in other banks with original maturities of three months or less.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The Update amends ASC Topic 310 to provide guidance in evaluating whether a restructuring constitutes a Troubled Debt Restructuring. The main provisions conclude that a creditor must separately conclude that both of the following exist – (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments then provide guidance on a creditor’s evaluation of each of the requirements for a Troubled Debt Restructuring. For public entities, the Update was effective for the first interim or annual period beginning on or after June 15, 2011, including retrospective application to the beginning of the annual period of adoption. Note 6 provides information concerning the impact of this standard on the Corporation.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and as described in Note 10, management adopted this ASU in assessing goodwill for impairment as of December 31, 2011.

3. COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	2011	2010	2009
Net income (loss)	$23,368	$19,055	$(39,335)

Unrealized holding gains (losses) on available-for-sale securities	20,611	(448)	(45,998)
Reclassification adjustment for (gains) losses realized in income	(2,216)	(829)	83,840
Other comprehensive gain (loss) before income tax	18,395	(1,277)	37,842
Income tax related to other comprehensive gain (loss)	6,253	(448)	12,866
Other comprehensive gain (loss) on available-for-sale securities	12,142	(829)	24,976

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive loss	(626)	126	(511)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	55	53	94
Other comprehensive (loss) gain before income tax	(571)	179	(417)
Income tax related to other comprehensive (loss) gain	(190)	60	(142)
Other comprehensive (loss) gain on unfunded retirement obligations	(381)	119	(275)

Net other comprehensive income (loss)	11,761	(710)	24,701

Comprehensive income (loss)	$35,129	$18,345	$(14,634)

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

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

(In Thousands)	Dec. 31	Dec. 31
	2011	2010
Unrealized gain (loss) on available-for-sale securities	$16,349	$(2,046)
Tax effect	(5,558)	695
Net-of-tax amount	10,791	(1,351)

Unrealized loss on defined benefit plans	(955)	(384)
Tax effect	324	134
Net-of-tax amount	(631)	(250)

Total accumulated other comprehensive income (loss)	$10,160	$(1,601)

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

		Weighted-
	Net	Average	Earnings
	Income	Common	Per
	(Loss)	Shares	Share
2011
Earnings per share – basic	$23,368,000	12,162,045	$1.92
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		92,398
Hypothetical share repurchase at $ 15.87		(87,675)
Earnings per share – diluted	$23,368,000	12,166,768	$1.92

2010
Earnings per common share – basic and diluted	$17,581,000	12,131,039	$1.45

2009
Earnings per common share – basic and diluted	$(40,763,000)	9,271,869	$(4.40)

Stock options and a warrant that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 223,333 shares in 2011, 359,092 shares in 2010 and 518,480 shares in 2009.

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2011 and 2010 include the following:

(In thousands)	Dec. 31,	Dec. 31,
	2011	2010
Cash and cash equivalents	$56,815	$46,301
Certificates of deposit	3,760	0

Total cash and due from banks	$60,575	$46,301

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels during the year, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $14,035,000 at December 31, 2011 and $13,279,000 at December 31, 2010.

In 2010, the FDIC permanently increased the amount of insured deposits from $100,000 to $250,000. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the insured amount.

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

At December 31, 2011 and 2010, assets measured at fair value on a recurring basis and the valuation methods used are as follows:

		December 31, 2011
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$25,587	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	0	132,962	0	132,962
Taxable	0	14,334	0	14,334
Mortgage-backed securities	0	121,769	0	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	165,131	0	165,131
Trust preferred securities issued by individual institutions	0	8,146	0	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	4,638	4,638
Pooled trust preferred securities - mezzanine tranches	0	0	730	730
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	468,589	5,368	473,957
Marketable equity securities	7,728	0	0	7,728
Total available-for-sale securities	7,728	468,589	5,368	481,685
Certificates of deposit	0	3,683	0	3,683
Servicing rights	0	0	375	375
Total assets measured at fair value on a recurring basis	$7,728	$472,272	$5,743	$485,743

		December 31, 2010
		Market Values Based on:
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$44,247	$0	$44,247
Obligations of states and political subdivisions:
Tax-exempt	4,574	115,301	0	119,875
Taxable	1,125	6,542	0	7,667
Mortgage-backed securities	0	118,386	0	118,386
Collateralized mortgage obligations, Issued by U.S. Government agencies	9,117	121,709	0	130,826
Corporate bonds	0	1,027	0	1,027
Trust preferred securities issued by individual institutions	0	7,838	0	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	7,400	7,400
Other collateralized debt obligations	0	681	0	681
Total debt securities	14,816	415,731	7,400	437,947
Marketable equity securities	6,009	0	0	6,009
Total available-for-sale securities	20,825	415,731	7,400	443,956
Servicing rights	0	0	204	204
Total assets measured at fair value on a recurring basis	$20,825	$415,731	$7,604	$444,160

Debt securities with a fair value of $14,816,000 at December 31, 2010 were transferred from Level 1 to Level 2 in the first quarter 2011 in the table above. These securities were purchased in the month of December 2010, and their fair values at December 31, 2010 were determined based on the Corporation’s purchase prices. The fair values of these securities were determined at December 31, 2011 based on price estimates provided by an independent valuation service based on Level 2 inputs.

Management determined there have been few trades of pooled trust-preferred securities since 2008, except for a limited number of transactions that have taken place as a result of bankruptcies, forced liquidations or similar circumstances. Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred securities to be reliable as observable inputs. Accordingly, the Corporation follows a method of valuing pooled trust-preferred securities using a Level 3 methodology, based on discounted cash flows.

Management has calculated the fair value of the Corporation’s pooled trust-preferred securities by applying a discount rate to the estimated cash flows. In 2011, management’s estimates of cash flows from the securities changed significantly from the estimates in previous years based on the level and timing of assumed prepayments as well as financial strength ratings that changed for some of the underlying issuers. Management used the cash flow estimates determined using the process described in Note 7 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI). Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. In establishing the discount rate, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates over corresponding risk-free rates; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk. Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services. Management’s estimates of cash flows and the discount rates used to calculate the fair values of the pooled trust-preferred securities were based on sensitive assumptions, and market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management.

Following is a reconciliation of activity for Level 3 assets measured at fair value based on significant unobservable information (Level 3 valuation methods):

(In Thousands)	2011	2010	2009
Balance, beginning of period	$7,604	$9,114	$58,914
Issuances of servicing rights	239	216	0
Transfers	0	(240)	800
Capitalized interest payments/payments in kind	0	0	895
Accretion and amortization, net	(41)	(279)	(655)
Proceeds from sales and calls	(5,099)	(1,859)	(1,102)
Realized gains (losses), net	179	310	(182)
Unrealized losses included in earnings	(68)	(435)	(73,674)
Unrealized gains included in other comprehensive income	2,929	777	24,118
Balance, end of period	$5,743	$7,604	$9,114

Unrealized losses included in earnings include other-than-temporary impairment losses on securities, as described in Note 7, of $423,000 in 2010 and $73,674,000 in 2009, which are presented in net impairment losses recognized in earnings in the consolidated statements of operations. Unrealized losses included in earnings also include decreases in fair value of servicing rights of $68,000 in 2011 and $12,000 in 2010, which are presented as a component of other operating income in the consolidated statements of operations.

Assets measured at fair value on a nonrecurring basis include impaired commercial loans and foreclosed real estate assets held for sale. All of the Corporation’s impaired commercial loans for which a valuation allowance was necessary at December 31, 2011 and 2010 were valued based on the estimated amount of net proceeds from liquidation of real estate and other collateral, or based on the estimated present value of cash flows to be received. The Corporation considers the fair value of such impaired commercial loans to be based on unobservable inputs (Level 3), and the net carrying value of impaired loans for which a valuation allowance was recorded was $2,307,000 (loan balances totaling $3,433,000, less allowances totaling $1,126,000) at December 31, 2011 and $3,169,000 (loan balances totaling $5,457,000, less allowances totaling $2,288,000) at December 31, 2010. Similarly, the carrying values of foreclosed real estate assets held for sale were based on unobservable inputs (Level 3), with a balance of $1,235,000 at December 31, 2011 and $537,000 at December 31, 2010.

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

CERTIFICATES OF DEPOSIT - Fair values for certificates of deposit, included in cash and due from banks in the consolidated balance sheet, are based on quoted market prices for certificates of similar remaining maturities.

SECURITIES - Fair values for securities, excluding restricted equity securities, are based on quoted market prices or other methods as described above. The carrying value of restricted equity securities approximates fair value based on applicable redemption provisions.

LOANS HELD FOR SALE - Fair values of loans held for sale are determined based on applicable sale prices available under the Federal Home Loan Banks’ MPF Xtra program.

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

SERVICING RIGHTS - The fair value of servicing rights, included in other assets in the consolidated balance sheet, is determined through a discounted cash flow valuation. Significant inputs include expected net servicing income, the discount rate and the expected life of the underlying loans.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2011 and 2010. The fair value of all other deposit categories is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$56,815	$56,815	$46,301	$46,301
Certificates of deposit	3,760	3,683	0	0
Available-for-sale securities	481,685	481,685	443,956	443,956
Restricted equity securities	6,773	6,773	8,286	8,286
Loans held for sale	939	939	5,247	5,249
Loans, net	700,610	718,274	721,304	728,744
Accrued interest receivable	4,797	4,797	4,960	4,960
Servicing rights	375	375	204	204

Financial liabilities:
Deposits	1,018,206	1,022,397	1,004,348	1,012,247
Short-term borrowings	4,950	4,897	18,413	18,240
Long-term borrowings	125,363	145,641	148,495	171,877
Accrued interest payable	358	358	430	430

7. SECURITIES

Amortized cost and fair value of available-for-sale securities at December 31, 2011 and 2010 are summarized as follows:

		December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$24,877	$710	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	129,401	4,891	(1,330)	132,962
Taxable	14,004	334	(4)	14,334
Mortgage-backed securities	116,602	5,167	0	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	161,818	3,350	(37)	165,131
Trust preferred securities issued by individual institutions	7,334	865	(53)	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	4,996	0	(358)	4,638
Pooled trust preferred securities - mezzanine tranches	0	730	0	730
Other collateralized debt obligations	660	0	0	660
Total debt securities	459,692	16,047	(1,782)	473,957
Marketable equity securities	5,643	2,186	(101)	7,728
Total	$465,335	$18,233	$(1,883)	$481,685

		December 31, 2010
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$44,005	$270	$(28)	$44,247
Obligations of states and political subdivisions:
Tax-exempt	127,210	546	(7,882)	119,874
Taxable	7,808	1	(141)	7,668
Mortgage-backed securities	113,176	5,381	(171)	118,386
Collateralized mortgage obligations, Issued by U.S. Government agencies	131,040	869	(1,083)	130,826
Corporate bonds	1,000	27	0	1,027
Trust preferred securities issued by individual institutions	6,535	1,694	(391)	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	9,957	0	(2,557)	7,400
Other collateralized debt obligations	681	0	0	681
Total debt securities	441,412	8,788	(12,253)	437,947
Marketable equity securities	4,589	1,496	(76)	6,009
Total	$446,001	$10,284	$(12,329)	$443,956

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

December 31, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$4,301	$(34)	$20,692	$(1,296)	$24,993	$(1,330)
Taxable	927	(2)	244	(2)	1,171	(4)
Collateralized mortgage obligations, Issued by U.S. Government agencies	6,886	(36)	5,075	(1)	11,961	(37)
Trust preferred securities issued by individual institutions	0	0	947	(53)	947	(53)
Collateralized debt obligations, Pooled trust preferred securities - senior tranches	0	0	4,638	(358)	4,638	(358)
Total debt securities	12,114	(72)	31,596	(1,710)	43,710	(1,782)
Marketable equity securities	776	(44)	98	(57)	874	(101)
Total temporarily impaired available-for-sale securities	$12,890	$(116)	$31,694	$(1,767)	$44,584	$(1,883)

December 31, 2010	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,230	$(28)	$0	$0	$10,230	$(28)
Obligations of states and political subdivisions:
Tax-exempt	53,119	(2,533)	28,622	(5,349)	81,741	(7,882)
Taxable	6,542	(141)	0	0	6,542	(141)
Mortgage-backed securities	13,141	(171)	0	0	13,141	(171)
Collateralized mortgage obligations, Issued by U.S. Government agencies	56,257	(1,083)	0	0	56,257	(1,083)
Trust preferred securities issued by individual institutions	0	0	5,825	(391)	5,825	(391)
Collateralized debt obligations: Pooled trust preferred securities - senior tranches	0	0	7,400	(2,557)	7,400	(2,557)
Total debt securities	139,289	(3,956)	41,847	(8,297)	181,136	(12,253)
Marketable equity securities	710	(76)	0	0	710	(76)
Total temporarily impaired available-for-sale securities	$139,999	$(4,032)	$41,847	$(8,297)	$181,846	$(12,329)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)
	2011	2010	2009
Gross realized gains	$2,226	$1,270	$2,205
Gross realized losses	(10)	(441)	(86,045)
Net realized gains (losses)	$2,216	$829	$(83,840)
Income tax provision (credit) related to net realized gains (losses)	$753	$282	$(28,506)

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2011. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$9,280	$10,199
Due from one year through five years	45,027	46,108
Due from five years through ten years	23,543	24,397
Due after ten years	103,422	106,353
Subtotal	181,272	187,057
Mortgage-backed securities	116,602	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	161,818	165,131
Total	459,692	473,957

The Corporation’s mortgage-backed securities and collateralized mortgage obligations have stated maturities that may differ from actual maturities due to borrowers’ ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying mortgage loans and are generally influenced by the level of interest rates. In the table above, mortgage-backed securities and collateralized mortgage obligations are shown in one period.

Investment securities carried at $266,149,000 at December 31, 2011 and $216,828,000 at December 31, 2010 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)
	2011	2010	2009
Trust preferred securities issued by individual institutions	$0	$(320)	$(3,209)
Pooled trust preferred securities - mezzanine tranches	0	(103)	(73,674)
Marketable equity securities (bank stocks)	0	(10)	(6,324)
Private label collateralized mortgage obligations	0	0	(2,156)
Net impairment losses recognized in earnings	$0	$(433)	$(85,363)

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2011 is provided below.

Debt Securities

At December 31, 2011, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at December 31, 2011 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At December 31, 2011, the total amortized cost basis of municipal bonds with no external credit ratings was $24,290,000, with an aggregate unrealized loss of $605,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

Included in the total amounts of bonds with no external credit ratings, in the paragraph above, is one municipal bond that had been downgraded from “A” to “BB” (less than investment grade) in the second quarter 2011. The external credit rating agency cited extended delays in the issuer’s publication of financial statements as one of the major reasons for the downgrade. In the third quarter 2011, the external credit rating agency removed its rating, again citing the lack of available financial information. At December 31, 2011, the bond had an amortized cost basis of $1,127,000, with an unrealized gain of $108,000.

The following table provides information related to trust preferred securities issued by individual institutions as of December 31, 2011:

(In Thousands)							Moody's/
						Cumulative	S&P/
					Unrealized	Realized	Fitch
		Par Amount	Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Outstanding	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,000	$5,191	$5,195	$4	$0	Baa3/BB/BB- (1)
Carolina First Mortgage Loan Trust	The Toronto-Dominion Bank	$2,000	$1,143	$2,004	861	(1,769)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	$1,000	$1,000	$947	(53)	0	NR
Total		$8,000	$7,334	$8,146	$812	$(1,769)

(1) Astoria Capital Trust I is on negative outlook with Moody's and negative watch with Fitch.

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available. Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to the Carolina First Mortgage Loan Trust security. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., the parent company of Carolina First. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The Corporation recorded accretion income totaling $825,000 in 2011 and $83,000 in 2010. Management expects to record accretion income to offset the previous OTTI charges over the security’s remaining life, through May 2012.

Pooled trust-preferred securities are very long-term (usually 30-year maturity) instruments, mainly issued by banks. The Corporation’s investments in pooled trust-preferred securities are each made up of companies with geographic and size diversification. Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with lesser amounts issued by insurance companies. Trust-preferred securities typically permit deferral of quarterly interest payments for up to five years, and some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations. Some issuers have defaulted.

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

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of December 31, 2011:

(In Thousands)
		Par Amount	Amortized	Fair	Unrealized	Cumulative
Security	Tranche	Outstanding	Cost	Value	Gain	OTTI
U.S. Capital Funding II, Ltd.	B-1	$2,000	$0	$292	$292	$(1,992)
U.S. Capital Funding II, Ltd.	B-2	3,000	0	438	438	(2,973)
ALESCO Preferred Funding IX, Ltd.	C-1	3,000	0	0	0	(2,988)
Total		$8,000	$0	$730	$730	$(7,953)

As of December 31, 2011, the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd. had an investment grade rating. The security, with an amortized cost of $4,996,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of December 31, 2011.

The table that follows provides additional information related to pooled trust preferred securities as of December 31, 2011:

Security	MMCAPS	U.S. Capital	U.S. Capital
	Funding I, Ltd.	Funding II, Ltd.	Funding II, Ltd.
Tranche	Senior	B-1	B-2

Number of Banks Currently Performing	12	36	36
Moody's/Fitch Credit Ratings	A3/BBB (1)	Ca/C	Ca/C
Actual Deferrals and Defaults as % of Outstanding Collateral	37.7%	22.7%	22.7%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	15.6%	40.7%	40.7%
Excess Subordination as % of Performing Collateral	40.7%	-16.6%	-16.6%

(1) Fitch has the senior tranche of MMCAPS Funding I, Ltd. on negative outlook.

In the table above, “Excess Subordination as % of Performing Collateral” (Excess Subordination Ratio) was calculated as follows: (Total face value of performing collateral – Face value of all outstanding note balances not subordinate to the Corporation’s investment)/Total face value of performing collateral.

The Excess Subordination Ratio measures the extent to which there may be tranches within the pooled trust preferred structure available to absorb credit losses before the Corporation’s security would be impacted. A positive Excess Subordination Ratio signifies there is available support from subordinate tranches to absorb losses before the Corporation’s investment would be impacted. A negative Excess Subordination Ratio signifies there is no available support from subordinate tranches to absorb losses before the Corporation’s securities would be impacted. The Excess Subordination Ratio is not definitive, in isolation, for determining OTTI or whether the Corporation will receive future payments on a pooled trust preferred security. Other factors affect the timing and amount of cash flows available for payments to the note holders (investors), including the excess interest paid by the issuers, who typically pay higher rates of interest than are paid out to the note holders.

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in 2011. Total OTTI from pooled trust-preferred securities in 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $103,000, with a pre-tax other comprehensive gain of $52,000 included in other comprehensive income.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

(In Thousands)
	2011	2010	2009
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period (as measured effective January 1, 2009 upon adoption of ASC Topic 320)	$0	$(10,695)	$(2,362)

Additional credit loss for which an OTTI was not previously recognized	0	0	(62,085)

Reduction for securities losses realized during the period	0	10,798	65,341

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	0	(103)	(11,589)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$0	$0	$(10,695)

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at December 31, 2011 and 2010 consisted exclusively of stocks of banking companies. The Corporation recorded no OTTI losses related to bank stocks in 2011. The Corporation recorded OTTI totaling $10,000 in 2010. Management’s decision to record OTTI losses on bank stocks in 2010 was based on a combination of: (1) significant depreciation in market prices in the first quarter 2009 (with some improvement subsequent to June 30, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds. At December 31, 2011, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings at December 31, 2011 were other than temporarily impaired.

Realized gains from sales of bank stocks totaled $91,000 in 2011 including $89,000 of realized gains from sales of stocks for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $588,000 in 2010 including $397,000 of realized gains from sales of stocks for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $1,689,000 in 2009 including $956,000 of realized gains from sales of stocks for which OTTI had been previously recognized.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $6,643,000 at December 31, 2011 and $8,156,000 at December 31, 2010. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2011 and 2010. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Loans outstanding at December 31, 2011 and 2010 are summarized as follows:

(In Thousands)	Dec. 31,	% of	Dec. 31,	% of
	2011	Total	2010	Total
Residential mortgage:
Residential mortgage loans - first liens	$331,015	46.73%	$333,012	45.59%
Residential mortgage loans - junior liens	28,851	4.07%	31,590	4.32%
Home equity lines of credit	30,037	4.24%	26,853	3.68%
1-4 Family residential construction	9,959	1.41%	14,379	1.97%
Total residential mortgage	399,862	56.45%	405,834	55.56%
Commercial:
Commercial loans secured by real estate	156,388	22.08%	167,094	22.88%
Commercial and industrial	57,191	8.07%	59,005	8.08%
Political subdivisions	37,620	5.31%	36,480	4.99%
Commercial construction and land	23,518	3.32%	24,004	3.29%
Loans secured by farmland	10,949	1.55%	11,353	1.55%
Multi-family (5 or more) residential	6,583	0.93%	7,781	1.07%
Agricultural loans	2,987	0.42%	3,472	0.48%
Other commercial loans	552	0.08%	392	0.05%
Total commercial	295,788	41.76%	309,581	42.38%
Consumer	12,665	1.79%	14,996	2.05%
Total	708,315	100.00%	730,411	100.00%
Less: allowance for loan losses	(7,705)		(9,107)
Loans, net	$700,610		$721,304

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2011.

A summary of transactions in the allowance for loan losses is as follows:

(In Thousands)	2011	2010	2009
Balance at beginning of year	$9,107	$8,265	$7,857
(Credit) provision charged to operations	(285)	1,191	680
Loans charged off	(1,446)	(619)	(478)
Recoveries	329	270	206
Balance at end of year	$7,705	$9,107	$8,265

Transactions within the allowance for loan losses, summarized by segment and class, for 2011 were as follows:

	December 31,				December 31,
(In Thousands)	2010 Balance	Charge- offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,745	$(49)	$0	$330	$3,026
Residential mortgage loans - junior liens	334	(51)	3	(20)	266
Home equity lines of credit	218	0	0	13	231
1-4 Family residential construction	208	0	0	(129)	79
Total residential mortgage	3,505	(100)	3	194	3,602
Commercial:
Commercial loans secured by real estate	3,314	(973)	1	(338)	2,004
Commercial and industrial	862	(216)	254	46	946
Political subdivisions	0	0	0	0	0
Commercial construction and land	590	0	0	(323)	267
Loans secured by farmland	139	0	0	(13)	126
Multi-family (5 or more) residential	63	0	0	3	66
Agricultural loans	32	0	0	(5)	27
Other commercial loans	0	0	0	5	5
Total commercial	5,000	(1,189)	255	(625)	3,441
Consumer	289	(157)	71	25	228
Unallocated	313			121	434

Total Allowance for Loan Losses	$9,107	$(1,446)	$329	$(285)	$7,705

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2011 and 2010:

December 31, 2011:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$314,900	$2,955	$12,956	$204	$331,015
Residential mortgage loans - junior liens	27,260	660	924	7	28,851
Home equity lines of credit	29,408	264	365	0	30,037
1-4 Family residential construction	9,959	0	0	0	9,959
Total residential mortgage	381,527	3,879	14,245	211	399,862
Commercial:
Commercial loans secured by real estate	143,247	7,385	5,046	710	156,388
Commercial and industrial	46,110	6,254	4,413	414	57,191
Political subdivisions	37,499	121	0	0	37,620
Commercial construction and land	21,668	211	1,639	0	23,518
Loans secured by farmland	8,040	1,341	1,531	37	10,949
Multi-family (5 or more) residential	6,200	369	14	0	6,583
Agricultural loans	2,765	164	58	0	2,987
Other commercial loans	552	0	0	0	552
Total commercial	266,081	15,845	12,701	1,161	295,788
Consumer	12,437	20	207	1	12,665

Totals	$660,045	$19,744	$27,153	$1,373	$708,315

December 31, 2010:

(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$318,813	$2,197	$11,778	$224	$333,012
Residential mortgage loans - junior liens	30,072	551	959	8	31,590
Home equity lines of credit	26,569	32	252	0	26,853
1-4 Family residential construction	13,582	0	797	0	14,379
Total residential mortgage	389,036	2,780	13,786	232	405,834
Commercial:
Commercial loans secured by real estate	152,157	6,671	6,472	1,794	167,094
Commercial and industrial	45,779	8,235	4,533	458	59,005
Political subdivisions	36,480	0	0	0	36,480
Commercial construction	22,430	314	1,260	0	24,004
Loans secured by farmland	8,877	1,248	1,188	40	11,353
Multi-family (5 or more) residential	7,781	0	0	0	7,781
Agricultural loans	3,219	209	44	0	3,472
Other commercial loans	260	132	0	0	392
Total commercial	276,983	16,809	13,497	2,292	309,581
Consumer	14,696	33	265	2	14,996

Totals	$680,715	$19,622	$27,548	$2,526	$730,411

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of both December 31, 2011 and 2010.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2011 and 2010:

December 31, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Residential mortgage:
Residential mortgage loans - first liens	$2,227	$328,788	$331,015
Residential mortgage loans - junior liens	137	28,714	28,851
Home equity lines of credit	93	29,944	30,037
1-4 Family residential construction	0	9,959	9,959
Total residential mortgage	2,457	397,405	399,862
Commercial:
Commercial loans secured by real estate	2,169	154,219	156,388
Commercial and industrial	942	56,249	57,191
Political subdivisions	0	37,620	37,620
Commercial construction and land	1,266	22,252	23,518
Loans secured by farmland	927	10,022	10,949
Multi-family (5 or more) residential	14	6,569	6,583
Agricultural loans	39	2,948	2,987
Other commercial loans	0	552	552
Total commercial	5,357	290,431	295,788
Consumer	50	12,615	12,665

Total Loans	$7,864	$700,451	$708,315

December 31, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$461	$2,565	$3,026
Residential mortgage loans - junior liens	11	255	266
Home equity lines of credit	0	231	231
1-4 Family residential construction	0	79	79
Total residential mortgage	472	3,130	3,602
Commercial:
Commercial loans secured by real estate	169	1,835	2,004
Commercial and industrial	361	585	946
Political subdivisions	0	0	0
Commercial construction and land	65	202	267
Loans secured by farmland	35	91	126
Multi-family (5 or more) residential	0	66	66
Agricultural loans	0	27	27
Other commercial loans	0	5	5
Total commercial	630	2,811	3,441
Consumer	24	204	228
Unallocated		434	434

Total Allowance for Loan Losses	$1,126	$6,579	$7,705

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Residential mortgage:
Residential mortgage loans - first liens	$442	$332,570	$333,012
Residential mortgage loans - junior liens	239	31,351	31,590
Home equity lines of credit	0	26,853	26,853
1-4 Family residential construction	994	13,385	14,379
Total residential mortgage	1,675	404,159	405,834
Commercial:
Commercial loans secured by real estate	3,818	163,276	167,094
Commercial and industrial	931	58,074	59,005
Political subdivisions	0	36,480	36,480
Commercial construction and land	1,197	22,807	24,004
Loans secured by farmland	931	10,422	11,353
Multi-family (5 or more) residential	0	7,781	7,781
Agricultural loans	39	3,433	3,472
Other commercial loans	0	392	392
Total commercial	6,916	302,665	309,581
Consumer	57	14,939	14,996

Total Loans	$8,648	$721,763	$730,411

December 31, 2010	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$98	$2,647	$2,745
Residential mortgage loans - junior liens	80	254	334
Home equity lines of credit	0	218	218
1-4 Family residential construction	100	108	208
Total residential mortgage	278	3,227	3,505
Commercial:
Commercial loans secured by real estate	1,335	1,979	3,314
Commercial and industrial	202	660	862
Political subdivisions	0	0	0
Commercial construction and land	380	210	590
Loans secured by farmland	36	103	139
Multi-family (5 or more) residential	0	63	63
Agricultural loans	0	32	32
Other commercial loans	0	0	0
Total commercial	1,953	3,047	5,000
Consumer	57	232	289
Unallocated			313

Total Allowance for Loan Losses	$2,288	$6,506	$9,107

Summary information related to impaired loans as of December 31, 2011 and 2010 is as follows:

(In Thousands)	2011	2010
Impaired loans with a valuation allowance	$3,433	$5,457
Impaired loans without a valuation allowance	4,431	3,191
Total impaired loans	$7,864	$8,648

Valuation allowance related to impaired loans	$1,126	$2,288

No additional funds are committed to be advanced in connection with impaired loans.

Additional summary information related to impaired loans for 2011, 2010 and 2009 is as follows:

(In Thousands)	2011	2010	2009
Average investment in impaired loans	$7,455	$6,142	$5,996
Interest income recognized on impaired loans	$245	$204	$322
Interest income recognized on a cash basis on impaired loans	$245	$204	$322

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

	December 31, 2011		December 31, 2010
	Past Due		Past Due
(In Thousands)	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$949	$3,058	$571	$3,301
Residential mortgage loans - junior liens	11	67	0	218
1-4 Family residential construction	0	0	0	797
Total residential mortgage	960	3,125	571	4,316
Commercial:
Commercial loans secured by real estate	75	1,595	60	3,666
Commercial and industrial	21	541	0	611
Commercial construction and land	139	978	0	1,197
Loans secured by farmland	53	927	90	932
Agricultural loans	0	0	0	40
Total commercial	288	4,041	150	6,446
Consumer	19	31	6	47

Totals	$1,267	$7,197	$727	$10,809

The amounts shown in the table immediately above include loans classified as troubled debt restructuring (described in more detail below), if such loans are considered past due ninety days or more, or nonaccrual.

The tables below present a summary of the contractual aging of loans as of December 31, 2011 and 2010:

	As of December 31, 2011
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$321,907	$6,723	$2,385	$331,015
Residential mortgage loans - junior liens	28,437	393	21	28,851
Home equity lines of credit	29,986	51	0	30,037
1-4 Family residential construction	9,959	0	0	9,959
Total residential mortgage	390,289	7,167	2,406	399,862

Commercial:
Commercial loans secured by real estate	155,025	343	1,020	156,388
Commercial and industrial	56,835	169	187	57,191
Political subdivisions	37,620	0	0	37,620
Commercial construction and land	22,323	1,056	139	23,518
Loans secured by farmland	9,973	33	943	10,949
Multi-family (5 or more) residential	6,583	0	0	6,583
Agricultural loans	2,945	3	39	2,987
Other commercial loans	552	0	0	552
Total commercial	291,856	1,604	2,328	295,788

Consumer	12,340	306	19	12,665

Totals	$694,485	$9,077	$4,753	$708,315

	As of December 31, 2010
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$325,567	$5,132	$2,313	$333,012
Residential mortgage loans - junior liens	30,997	436	157	31,590
Home equity lines of credit	26,744	109	0	26,853
1-4 Family residential construction	14,379	0	0	14,379
Total residential mortgage	397,687	5,677	2,470	405,834

Commercial:
Commercial loans secured by real estate	163,343	940	2,811	167,094
Commercial and industrial	58,474	319	212	59,005
Political subdivisions	36,480	0	0	36,480
Commercial construction and land	23,674	330	0	24,004
Loans secured by farmland	10,294	77	982	11,353
Multi-family (5 or more) residential	7,769	12	0	7,781
Agricultural loans	3,422	10	40	3,472
Other commercial loans	77	315	0	392
Total commercial	303,533	2,003	4,045	309,581

Consumer	14,686	289	21	14,996

Totals	$715,906	$7,969	$6,536	$730,411

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2011 and 2010 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2011 Nonaccrual Totals	$2,532	$1,179	$3,486	$7,197
December 31, 2010 Nonaccrual Totals	$4,156	$844	$5,809	$10,809

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The Update provides guidance in evaluating whether a restructuring constitutes a TDR. The Update was effective for the Corporation in 2011, with retrospective application to January 1, 2011. As a result of implementing the Update, the Corporation newly identified loans as impaired with a total balance of $1,525,000 at December 31, 2011. Based on the Corporation’s analysis, no allowance for loan losses was recorded on those loans at December 31, 2011.

The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2011 and 2010 is as follows:

	Current &
Troubled Debt Restructurings (TDRs):	Past Due	Past Due	Past Due
(In Thousands)	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2011 Totals	$1,064	$0	$146	$2,267	$3,477
December 31, 2010 Totals	$645	$0	$0	$0	$645

A summary of TDRs that occurred during the year ended December 31, 2011 is as follows:

Year Ended December 31, 2011		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Home equity lines of credit	1	$93	$93

Commercial:
Commercial loans secured by real estate	11	1,941	1,941
Commercial and industrial	3	14	14
Commercial construction and land	5	1,238	1,238
Multi-family (5 or more) residential	1	15	15

In the table above, the TDR category for commercial loans secured by real estate includes six (6) contracts that stem from a forbearance agreement entered into with one commercial customer. The total principal balance of the loans included in the forbearance agreement was $1,588,000, of which the Corporation charged off $663,000 in the second quarter 2011 and an additional $438,000 in the fourth quarter 2011. Under the terms of the forbearance agreement, the Corporation agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by December 1, 2011. The forbearance agreement provided that, if the Corporation did not receive the reduced payment amount per the agreement, the Corporation’s agreement to accept less than full principal, interest and fees on the loans would expire.

Other TDRs in 2011 included extensions of terms and maturities at lower than current market rates and acceptance of interest-only payments for extended periods of time.

Except for the fourth quarter 2011 charge-off of $438,000 related to commercial loans subject to the forbearance agreement described above, there were no changes in the allowance for loan losses at December 31, 2011 resulting from the TDRs that occurred in 2011.

Defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

Year Ended December 31, 2011	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Residential mortgage,
Home equity lines of credit	1	$93

Commercial:
Commercial loans secured by real estate	2	207
Commercial construction and land	2	1,089

The events of default in the table above resulted from the borrowers’ failure to make payments due at maturity, based on loan maturity dates that had been extended from their original due dates. At December 31, 2011, the Corporation evaluated loans to the borrowers who defaulted subsequent to restructurings, in determining the specific allowance for loan loss amounts related to the underlying loans. For one loan included in the Commercial construction and land class, with a balance of $950,000 at December 31, 2011, the Corporation had an allowance for loan losses of $65,000. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required for the other loans for which an event of default had occurred subsequent to restructuring at December 31, 2011.

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(In Thousands)	December 31,
	2011	2010
Land	$2,823	$2,936
Buildings and improvements	26,362	29,743
Furniture and equipment	16,180	16,099
Construction in progress	173	33
Total	45,538	48,811
Less: accumulated depreciation	(26,510)	(26,175)
Net	$19,028	$22,636

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2011	2010	2009
Occupancy expense	$1,168	$1,238	$1,236
Furniture and equipment expense	909	1,101	1,579
Total	$2,077	$2,339	$2,815

10. INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in 2011 and 2010. The balance in goodwill was $11,942,000 at December 31, 2011 and 2010. The Corporation did not complete any acquisitions in 2011 or 2010.

In 2011, the Corporation adopted ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. In testing goodwill for impairment as of December 31, 2011, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its only reporting unit, its community banking operation, is less than its carrying amount. The qualitative factors assessed included the Corporation’s recent financial performance, economic conditions in the Corporation’s market area, macroeconomic conditions and other factors. Based on the assessment of qualitative factors, the Corporation determined that it is not more likely than not that the fair value of the community banking operation has fallen below its carrying value, and therefore, the Corporation did not perform the more detailed, two-step goodwill impairment test described in Topic 350. Accordingly, there was no goodwill impairment as of December 31, 2011.

Information related to the core deposit intangibles are as follows:

	December 31,
(In Thousands)	2011	2010
Gross amount	$2,034	$2,034
Less: accumulated amortization	(1,822)	(1,708)
Net	$212	$326

Amortization expense was $114,000 in 2011, $176,000 in 2010, and $324,000 in 2009. Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)
2012	$74
2013	51
2014	35
2015	22
2016	12

11. DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits are as follows:

(In Thousands)
2012	$186,300
2013	111,313
2014	23,177
2015	11,213
2016	8,735
Thereafter	7
$340,745

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2011, the remaining maturities or re-pricing frequency of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$62,935
Over 3 months through 12 months	16,494
Over 1 year through 3 years	27,269
Over 3 years	5,168
Total	$111,866

Interest expense from deposits of $100,000 or more amounted to $2,369,000 in 2011, $3,454,000 in 2010 and $3,781,000 in 2009.

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	At December 31,
	2011	2010

Overnight borrowings (a)	$0	$0
Customer repurchase agreements (b)	4,950	18,413
Total short-term borrowings	$4,950	$18,413

The weighted average interest rate on total short-term borrowings outstanding was 0.10% at December 31, 2011 and 0.16% at December 31, 2010. The maximum amount of total short-term borrowings outstanding at any month-end was $21,968,000 in 2011 and $40,600,000 in 2010.

(a) Overnight borrowings are available from the FHLB-Pittsburgh, federal funds purchased overnight from other banks, and from the Federal Reserve Bank of Philadelphia’s Discount Window. There were no overnight borrowings outstanding at December 31, 2011 or December 31, 2010.

The Corporation had available credit with other correspondent banks totaling $25,000,000 at December 31, 2011 and December 31, 2010. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2011 or December 31, 2010.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2011, the Corporation had available credit in the amount of $27,438,000 on this line with no outstanding advances. At December 31, 2010, the Corporation had available credit in the amount of $26,274,000 on this line with no outstanding advances. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $28,681,000 at December 31, 2011 and $27,655,000 at December 31, 2010.

(b) The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The carrying value of the underlying securities was $19,837,000 at December 31, 2011 and $29,633,000 at December 31, 2010.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	At December 31,
	2011	2010

FHLB-Pittsburgh borrowings (c)	$40,363	$55,995
Repurchase agreements (d)	85,000	92,500
Total long-term borrowings	$125,363	$148,495

(c) Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	At December 31,
	2011	2010

Loans that matured in 2011 with rates ranging from 3.00% to 4.98%	$0	$15,000
Loans maturing in 2012 with rates ranging from 3.66% to 4.82%	23,507	23,528
Loans maturing in 2013 with rates ranging from 2.86% to 3.62%	3,553	3,884
Loan maturing in 2016 with a rate of 6.86%	236	274
Loans maturing in 2017 with rates ranging from 3.81% to 6.83%	10,032	10,036
Loans maturing in 2020 with rates ranging from 4.67% to 4.79%	1,892	2,072
Loan maturing in 2025 with a rate of 4.91%	1,143	1,201
Total long-term FHLB-Pittsburgh borrowings	$40,363	$55,995

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $499,311,000 at December 31, 2011 and $554,216,000 at December 31, 2010. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $6,643,000 at December 31, 2011 and $8,156,000 at December 31, 2010.

(d) Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	At December 31,
	2011	2010

Agreements that matured in 2011 with rates ranging from 3.48% to 4.09%	$0	$7,500
Agreement maturing in 2013 with a rate of 3.13%	5,000	5,000
Agreements maturing in 2017 with rates ranging from 3.60% to 4.27%	80,000	80,000
Total long-term repurchase agreements	$85,000	$92,500

In December 2007, the Corporation entered into two repurchase agreements of $40,000,000 each with embedded caps. These repurchase agreements mature in 2017. One of these borrowings has an interest rate of 3.60% and became putable by the issuer at quarterly intervals starting in December 2010. The other borrowing has an interest rate of 4.27% and is putable by the issuer at quarterly intervals starting in December 2012. Each of these borrowings contain an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR is higher than 5.15%, the Corporation’s interest rate payable will decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded cap on one of the agreements expired on its initial put date in December 2010, and the embedded cap on the other agreement will expire on the initial put date in December 2012.

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $110,759,000 at December 31, 2011 and $116,416,000 at December 31, 2010. Average daily repurchase agreement borrowings amounted to $90,644,000 in 2011, $94,097,000 in 2010 and $97,500,000 in 2009. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $92,500,000 in 2011, $97,500,000 in 2010, and $97,500,000 in 2009. The weighted average interest rate on repurchase agreements was 3.93% in 2011, 3.93% in 2010, and 3.97% in 2009.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, designed to cause participants to pay for all future increases in premiums (after January 1, 1993) related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2011 and December 31, 2010, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

In an acquisition in 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan. This plan covers certain employees who were employed by Citizens Trust Company on December 31, 2002, when the plan was amended to discontinue admittance of any future participant and to freeze benefit accruals. Information related to the Citizens Trust Company Retirement Plan has been included in the tables that follow. The Corporation uses a December 31 measurement date for this plan.

The following table shows the funded status of the defined benefit plans:

(In Thousands)

	Pension:		Postretirement:
	2011	2010	2011	2010
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,339	$1,236	$1,616	$1,710
Service cost	0	0	83	68
Interest cost	73	67	92	89
Plan participants' contributions	0	0	226	225
Actuarial loss (gain)	222	68	322	(153)
Benefits paid	(21)	(32)	(285)	(323)
Benefit obligation at end of year	$1,613	$1,339	$2,054	$1,616

	2011	2010	2011	2010
CHANGE IN PLAN ASSETS:
Fair value of plan assets at
beginning of year	$1,080	$953	$0	$0
Actual return on plan assets	(6)	106	0	0
Employer contribution	4	53	59	98
Plan participants' contributions	0	0	226	225
Benefits paid	(21)	(32)	(285)	(323)
Fair value of plan assets at end of year	$1,057	$1,080	$0	$0

Funded status at end of year	$(556)	$(259)	$(2,054)	$(1,616)

At December 31, 2011 and 2010, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:

(In Thousands)

	Pension:		Postretirement:
	2011	2010	2011	2010
Accrued interest and other liabilities	$556	$259	$2,054	$1,616

At December 31, 2011 and 2010, the following items included in accumulated other comprehensive income (loss) had not been recognized as components of expense:

(In Thousands)	Pension:		Postretirement:
	2011	2010	2011	2010
Net transition obligation	$0	$0	$37	$73
Prior service cost	0	0	107	121
Net actuarial loss (gain)	494	198	317	(6)
Total	$494	$198	$461	$188

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $27,000 in 2012. For the postretirement plan, the estimated amount of transition obligation, prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 are $37,000, $14,000 and $8,000, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $1,613,000 at December 31, 2011 and $1,339,000 at December 31, 2010.

The components of net periodic benefit costs from defined benefit plans are as follows:

(In Thousands)	Pension:			Postretirement:
	2011	2010	2009	2011	2010	2009
Service cost	$0	$0	$0	$83	$68	$74
Interest cost	73	67	65	92	89	94
Expected return on plan assets	(73)	(66)	(44)	0	0	0
Amortization of transition (asset) obligation	0	0	0	36	36	37
Amortization of prior service cost	0	0	0	14	14	14
Recognized net actuarial loss	5	3	4	0	0	0
Net periodic benefit cost, excluding effects of pension plan settlement	5	4	25	225	207	219
Loss on pension plan settlement	0	0	39	0	0	0
Total net periodic benefit cost	$5	$4	$64	$225	$207	$219

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension:			Postretirement:
	2011	2010	2009	2011	2010	2009
Citizens Trust Company Retirement Plan and postretirement plan:
Discount rate	5.50%	5.50%	6.25%	5.50%	6.00%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2011 and 2010 are as follows:

	Pension:		Postretirement:
	2011	2010	2011	2010
Discount rate	4.50%	5.50%	4.50%	5.50%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2012	$21	$115
2013	21	119
2014	224	116
2015	19	112
2016	41	115
2017-2021	1,327	767

The Corporation’s estimated minimum contributions to the defined benefit pension plan in 2012 are $45,000.

The expected return on pension plan (Citizens Trust Company Retirement Plan) assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Cash and cash equivalents	3%	7%
Debt securities	39%	33%
Equity securities	40%	45%
Alternative funds	18%	15%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the Citizens Trust Company Retirement Plan (pension plan) assets. Most of the Plan’s securities are mutual funds, including mutual funds principally invested in debt securities, mutual funds invested in a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks, and mutual funds invested in alternative asset classes such as real estate, commodities and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 6). At December 31, 2011, the targeted asset allocation for the pension plan was 43% equity securities, 38% debt securities, 17% alternative assets and 2% cash. At December 31, 2010, the targeted asset allocation for the pension plan was 46% equity securities, 38% debt securities, 14% alternative assets and 2% cash. The targeted asset allocation reflects an attempt to generate a long-term average rate of return necessary to meet the projected benefit obligation, and considers the need for ongoing liquidity necessary to fund benefit payments. The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $559,000 in 2011, $511,000 in 2010, and $573,000 in 2009.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2011 and 2010, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 339,537 shares of Corporation stock at December 31, 2011 and 319,253 shares at December 31, 2010, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $496,000 in 2011, $454,000 in 2010, and $247,000 in 2009.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $108,000 in 2011, $95,000 in 2010, and $107,000 in 2009.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Through 1999, all awards under the Stock Incentive Plan were Incentive Stock Options, with exercise prices equal to the market price of the stock at the date of grant, ratable vesting over 5 years and a contractual expiration of 10 years. In 2000 through 2011, except for 2006 and 2010, there were annual awards of Incentive Stock Options and restricted stock. The Incentive Stock Options granted in 2000 and thereafter have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. The restricted stock awards vest ratably over 3 years. For restricted stock awards granted under the Stock Incentive Plan in 2011, 2009 and 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. The Corporation met the ROAE target for the 2011, 2010 and 2008 plan years, but did not meet the ROAE target for the 2009 plan year. There were no awards under the Stock incentive Plan in 2006. In 2010, the only award under the Stock Incentive Plan was 9,125 shares of restricted stock to the Chief Executive Officer. The 2010 award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation. There are 437,784 shares available for issuance under the Stock Incentive Plan as of December 31, 2011.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards vest ratably over 3 years. There were no awards made under the Independent Directors Stock Incentive Plan in 2006 and 2010. There are 54,664 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2011.

The Corporation records stock option expense based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2011	2010	2009
Volatility	37%	N/A	28%
Expected option lives	8 Years	N/A	9 Years
Risk-free interest rate	3.10%	N/A	3.15%
Dividend yield	3.86%	N/A	3.94%

Management estimated the lives for options based on the Corporation’s average historical experience with both plans. The Corporation utilized its historical volatility and dividend yield over the immediately prior 8-year period to estimate future levels of volatility and dividend yield for the 2011 awards, and utilized its historical volatility and dividend yield over the immediately prior 9-year period in estimating the value of the 2009 awards. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

Total stock-based compensation expense is as follows:

(In Thousands)	2011	2010	2009
Stock options	$279	$0	$273
Restricted stock	144	67	13

Total	$423	$67	$286

A summary of stock option activity is presented below:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	226,894	$20.54	306,358	$20.53	261,562	$20.59
Granted	93,674	$15.06	0		79,162	$19.88
Exercised	(13,042)	$16.71	0		(2,035)	$15.26
Forfeited	(5,501)	$18.30	(76,331)	$20.74	(13,881)	$21.22
Expired	(228)	$14.17	(3,133)	$14.11	(18,450)	$18.66
Outstanding, end of year	301,797	$19.05	226,894	$20.54	306,358	$20.53
Options exercisable at year-end	301,797	$19.05	226,894	$20.54	306,358	$20.53
Weighted-average fair value of options granted		$4.26		N/A		$4.21
Weighted-average fair value of options forfeited		$3.95		$3.03		$2.89

The weighted-average remaining contractual term of outstanding stock options at December 31, 2011 was 6.2 years. The aggregate intrinsic value of stock options outstanding (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2011) was $371,000 at December 31, 2011. The total intrinsic value of options exercised was $17,000 in 2011 and $9,000 in 2009. There were no options exercised in 2010.

The following summarizes non-vested stock options and restricted stock activity as of and for the year ended December 31, 2011:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Number	Date	Number	Date
	of	Fair	of	Fair
	Shares	Value	Shares	Value
Outstanding, December 31, 2010	0	14,258	$14.32
Granted	93,674	$4.26	15,622	$15.06
Vested	(92,198)	$4.26	(2,403)	$18.61
Forfeited	(1,476)	$4.26	(406)	$15.74
Outstanding, December 31, 2011	0		27,071	$14.35

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. As of December 31, 2011, there was $208,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.

Effective January 4, 2012, the Corporation granted options to purchase a total of 64,757 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $18.54 per share, which was the market price at the date of grant, as determined under the Plans. The Corporation’s preliminary estimate of stock option compensation expense in 2012 is approximately $247,000. Management expects to use the Black-Scholes-Merton option-pricing model to measure compensation cost for these options. Also, effective January 4, 2012, the Corporation awarded a total of 42,552 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Total estimated restricted stock expense for 2012 is $340,000. The stock options and restricted stock awards made in January 2012 are not included in the tables above.

The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2011. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2012.

14. INCOME TAXES

The net deferred tax asset at December 31, 2011 and 2010 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2011	2010
Deferred tax assets:
Unrealized holding losses on securities	$0	$695
Defined benefit plans - ASC 835	324	134
Net realized losses on securities	3,175	5,755
Allowance for loan losses	2,697	3,186
Credit for alternative minimum tax paid	4,569	3,287
Net operating loss carryforwards	44	2,794
General business credit carryforwards	831	815
Other deferred tax assets	1,671	1,347
Total deferred tax assets	13,311	18,013

Deferred tax liabilities:
Unrealized holding gains on securities	5,558	0
Bank premises and equipment	1,357	1,649
Core deposit intangibles	74	114
Other deferred tax liabilities	149	196
Total deferred tax liabilities	7,138	1,959
Deferred tax asset, net	$6,173	$16,054

The provision for income taxes includes the following:

(In thousands)	2011	2010	2009
Currently payable (refundable)	$4,792	$(735)	$(4,508)
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	104	164	236
Deferred	3,818	6,371	(18,383)
Total provision	$8,714	$5,800	$(22,655)

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

(Amounts in thousands)	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Expected provision (credit)	$11,229	35.00	$8,699	35.00	$(21,697)	35.00
Valuation allowance on deferred tax assets	0	0.00	(373)	(1.50)	373	(0.60)
Tax-exempt interest income	(2,292)	(7.14)	(2,208)	(8.88)	(2,118)	3.42
Nondeductible interest expense	129	0.40	169	0.68	198	(0.32)
Dividends received deduction	(66)	(0.21)	(64)	(0.26)	(146)	0.24
Increase in cash surrender value of life insurance	(178)	(0.55)	(163)	(0.66)	(175)	0.28
Employee stock option compensation	85	0.26	0	0.00	72	(0.12)
Other, net	60	0.19	(80)	(0.32)	153	(0.25)
Surtax exemption	(253)	(0.79)	(180)	(0.72)	685	(1.10)
Effective income tax provision (credit)	$8,714	27.16	$5,800	23.34	$(22,655)	36.55

The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through December 31, 2011. Of the total deferred tax asset from realized losses on securities, $309,000 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The Corporation has available an estimated $130,000 capital loss carryforward at December 31, 2011, expiring in 2015. At December 31, 2010, the Corporation had an ordinary loss carryforward of $7,886,000, expiring in 2030, and a capital loss carryforward of $502,000, expiring in 2015. The Corporation expects the ordinary loss carryforward from 2010 to be fully utilized in 2011.

The Corporation has available at December 31, 2011, unused general business tax credits, principally arising from investments in low income housing and elderly housing projects. These tax credits may provide future tax benefits and expire as follows:

(In thousands)
Year of
Expiration	Amount
2024	$10
2025	130
2026	155
2027	130
2028	130
2029	130
2030	108
2031	38
Total	$831

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. The Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2006.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
12 directors, 6 executive officers 2011	$11,345	$2,756	$(1,107)	$3	$12,997
12 directors, 6 executive officers 2010	$9,914	$1,939	$(1,700)	$1,192	$11,345
13 directors, 6 executive officers 2009	$12,864	$1,983	$(1,771)	$(3,162)	$9,914

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

Deposits from related parties held by the Corporation amounted to $4,098,000 at December 31, 2011 and $3,651,000 at December 31, 2010.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2011 and 2010 are as follows:

(In Thousands)	2011	2010
Commitments to extend credit	$182,833	$176,626
Standby letters of credit	22,849	29,977

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2011 and 2010.

Standby letters of credit as of December 31, 2011 expire as follows:

Amount
Year of Expiration	(In Thousands)
2012	$15,721
2013	873
2014	508
2015	199
2016	3,102
Thereafter	2,446
Total	$22,849

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and C&N Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and C&N Bank’s actual capital amounts and ratios are also presented in the following table:

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$149,898	21.17%	$56,636	≥8%	n/a	n/a
C&N Bank	137,717	19.66%	56,046	≥8%	$70,058	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	141,255	19.95%	28,318	≥4%	n/a	n/a
C&N Bank	129,978	18.55%	28,023	≥4%	42,035	≥6%
Tier 1 capital to average assets:
Consolidated	141,255	10.93%	51,712	≥4%	n/a	n/a
C&N Bank	129,978	10.14%	51,285	≥4%	64,107	≥5%

December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$128,527	17.17%	$59,874	≥8%	n/a	n/a
C&N Bank	117,576	15.85%	59,342	≥8%	$74,177	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	118,781	15.87%	29,937	≥4%	n/a	n/a
C&N Bank	108,445	14.62%	29,671	≥4%	44,506	≥6%
Tier 1 capital to average assets:
Consolidated	118,781	9.20%	51,664	≥4%	n/a	n/a
C&N Bank	108,445	8.50%	51,063	≥4%	63,828	≥5%

Banking regulators limit the amount of dividends that may be paid by the Citizens & Northern Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $70,408,000 at December 31, 2011, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $13,355,000 at December 31, 2011.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2011	2010
ASSETS
Cash	$1,361	$758
Investment in subsidiaries:
Citizens & Northern Bank	154,473	127,570
Citizens & Northern Investment Corporation	8,289	7,597
Bucktail Life Insurance Company	3,139	2,947
Other assets	123	134
TOTAL ASSETS	$167,385	$139,006

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$0	$62
Stockholders' equity	167,385	138,944
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,385	$139,006

CONDENSED INCOME STATEMENT
(In Thousands)	2011	2010	2009
Dividends from Citizens & Northern Bank	$7,856	$31,170	$5,414
Dividends from non-bank subsidiaries	0	3	21,439
Other income	0	10	0
Expenses	(94)	(188)	(159)
Income before equity in undistributed income of subsidiaries	7,762	30,995	26,694
Equity in undistributed (loss) income of subsidiaries	15,606	(11,940)	(66,029)
NET INCOME (LOSS)	$23,368	$19,055	$(39,335)

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,368	$19,055	$(39,335)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Equity in undistributed net loss (income) of
Subsidiaries	(15,606)	11,940	66,029
Decrease (increase) in other assets	11	(55)	(56)
Decrease in other liabilities	(62)	(6)	(20)
Net Cash Provided by Operating Activities	7,711	30,934	26,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from merger with Canisteo Valley Corporation	0	47	0
Investments in subsidiaries	0	0	(67,615)
Net Cash Provided by (Used in) Investing Activities	0	47	(67,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of US Treasury preferred stock and warrant	0	0	26,409
Issuance of common stock	0	0	24,585
Proceeds from sale of treasury stock	71	0	30
Tax benefit from compensation plans, net	67	40	145
Purchase of treasury stock	(1,022)	0	0
Payment to repurchase preferred stock and warrant	0	(26,840)	0
Dividends paid	(6,224)	(5,249)	(8,415)
Net Cash (Used in) Provided by Financing Activities	(7,108)	(32,049)	42,754

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	603	(1,068)	1,757
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	758	1,826	69
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,361	$758	$1,826

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2011 and 2010:

	2011 Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$15,298	$15,443	$15,317	$15,198
Interest expense	4,016	3,628	3,108	2,804
Net interest income	11,282	11,815	12,209	12,394
(Credit) provision for loan losses	(192)	31	(37)	(87)
Net interest income after (credit) provision for loan losses	11,474	11,784	12,246	12,481
Other income	2,555	3,673	3,999	3,711
Net gains on available-for-sale securities	1,839	163	26	188
Other expenses	8,263	7,794	8,052	7,948
Income before income tax provision	7,605	7,826	8,219	8,432
Income tax provision	2,064	2,129	2,230	2,291
Net income	5,541	5,697	5,989	6,141
US Treasury preferred dividends	0	0	0	0
Net income available to common shareholders	$5,541	$5,697	$5,989	$6,141
Net income per share – basic	$0.46	$0.47	$0.49	$0.51
Net income per share – diluted	$0.45	$0.47	$0.49	$0.51

	2010 Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$15,733	$15,386	$15,495	$15,500
Interest expense	5,260	5,036	4,639	4,310
Net interest income	10,473	10,350	10,856	11,190
Provision for loan losses	207	76	189	719
Net interest income after provision for loan losses	10,266	10,274	10,667	10,471
Other income	3,548	3,314	3,575	3,480
Net gains on available-for-sale securities	58	319	388	64
Other expenses	7,997	7,757	8,095	7,720
Income before income tax provision	5,875	6,150	6,535	6,295
Income tax provision	1,437	1,281	1,671	1,411
Net income	4,438	4,869	4,864	4,884
US Treasury preferred dividends	373	372	729	0
Net income available to common shareholders	$4,065	$4,497	$4,135	$4,884
Net income per share – basic	$0.34	$0.37	$0.34	$0.40
Net income per share – diluted	$0.34	$0.37	$0.34	$0.40

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

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity. Proceeds from the transaction, net of direct issuance costs of $31,000, were allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance. The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes-Merton option model. The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000. As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000. In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount was therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%. In 2010 and 2009, total dividends on Preferred Stock were deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Operations. Dividends on Preferred Stock included quarterly dividends paid, plus dividends accrued based on the stated value and the accretion of the discount on Preferred Stock. The accretion of the discount on Preferred Stock was $691,000 in 2010 (including accelerated discount of $607,000 related to the redemption) and $161,000 in 2009.

22. IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,036,000 at December 31, 2011. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in the first quarter 2011.

23. SALE-LEASEBACK OF BANK FACILITY

In 2011, the Corporation sold its banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to utilize a portion of the facility. Proceeds from the sale, net of selling costs, amounted to $3,024,000, and the gain on sale of $329,000 is included in Other Operating Income in the consolidated statement of operations in the year ended December 31, 2011. The leaseback is for use of approximately 18% of the total building space, for a period of two years with monthly rent of approximately $8,000 per month, plus allocable utilities, property taxes and other building-related expenses identified in the lease. The lease provides the Corporation with an option to renew for an additional two years, for monthly rent of approximately $9,000 per month, plus allocable building-related expenses. The Corporation’s continuing interest in the property is limited to its role as lessee, and the Corporation did not provide financing to the buyer. The Corporation has accounted for the leaseback as an operating lease.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Citizens & Northern Corporation and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion.

/s/ParenteBeard LLC

Williamsport, Pennsylvania

February 24, 2012

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

The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2011, the Corporation’s internal control over financial reporting was effective.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2011. That report appears below.

February 24, 2012	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

February 24, 2012	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries, and our report dated February 24, 2012 expressed an unqualified

/s/ ParenteBeard LLC

Williamsport, Pennsylvania
February 24, 2012

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2011 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Corporation’s and C&N Bank’s Executive Officers,” “Security Ownership of Management,” “Board of Directors Committees, Leadership and Attendance,” “Director Compensation,” and “Stockholder Proposals” of the Corporation’s proxy statement dated March 8, 2012 for the annual meeting of stockholders to be held on April 17, 2012.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested,” “Pension Benefits,” “401(k) Savings Plan,” “Employee Stock Ownership Plan (“ESOP”),” and “Change in Control Agreements” of the Corporation’s proxy statement dated March 8, 2012 for the annual meeting of stockholders to be held on April 17, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Security Ownership of Management” of the Corporation’s proxy statement dated March 8, 2012 for the annual meeting of stockholders to be held on April 17, 2012.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the caption "Certain Transactions," “Proposal 1 – Election of Directors” and “Board of Directors Committees, Leadership Structure and Attendance” of the Corporation's proxy statement dated March 8, 2012 for the annual meeting of stockholders to be held on April 17, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditors, ParenteBeard LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Audit Committee” of the Corporation’s proxy statement dated March 8, 2012 for the annual meeting of stockholders to be held on April 17, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	87

Financial Statements:
Consolidated Balance Sheets - December 31, 2011 and 2010	39
Consolidated Statements of Operations - Years Ended
December 31, 2011, 2010, and 2009	40
Consolidated Statements of Changes in Stockholders' Equity -
Years Ended December 31, 2011, 2010, and 2009	41 - 42
Consolidated Statements of Cash Flows - Years Ended
December 31, 2011, 2010, and 2009	43 - 44
Notes to Consolidated Financial Statements	45 - 86

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2.	Plan of acquisition, reorganization, arrangement, liquidation or succession		Not applicable

3. (i)	Articles of Incorporation		Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii)	By-laws		Incorporated by reference to Exhibit 3.2 of the Corporation's Form 8-K filed September 21, 2009

4.	Instruments defining the rights of Security holders, including Indentures		Not applicable

9.	Voting trust agreement		Not applicable

10.	Material contracts:
	10.1	Repurchase Agreement, dated August 4, 2010, between the United States Department of Treasury and Citizens & Northern Corporation for the redemption of the Corporation’s Series A Preferred Stock	Incorporated by reference to the Exhibit 10.1 of the Corporation’s Form 8-K filed August 4, 2010

	10.2	Form of Stock Option and Restricted Stock agreement dated January 4, 2012 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Filed herewith

	10.3	Form of Stock Option agreement dated January 4, 2012 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

	10.4	Form of Restricted Stock agreement dated January 4, 2012 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.5	Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 11, 2005

10.6	Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 10-K on Feb. 28, 2011

10.7	Change in Control Agreement dated March 1, 2010 between the Corporation and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on March 1, 2010

10.8	Change in Control Agreement dated April 15, 2008 between the Corporation and George M. Raup	Incorporated by reference to Exhibit 10.9 filed with the Corporation's Form 10-K on March 6, 2009

10.9	Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 3, 2006

10.10	Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 11, 2005

10.11	Change in Control Agreement dated December 31, 2003 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 10, 2004

10.12	Change in Control Agreement dated December 31, 2003 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-K on March 10, 2004

10.13	Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.14	Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.15	First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.16	Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.17	First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.18	Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

	10.19	Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

	10.20	Executive Agreement dated March 25, 2010 between the Corporation, Citizens & Northern Bank and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 26, 2010

11.	Statement re: computation of per share earnings		Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12.	Statements re: computation of ratios		Not applicable

13.	Annual report to security holders, Form 10-Q or quarterly report to security holders		Not applicable

14.	Code of ethics		The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on "Shareholder News," followed by "Corporate Governance Policies" and "Code of Ethics."

16.	Letter re: change in certifying accountant		Not applicable

18.	Letter re: change in accounting principles		Not applicable

21.	Subsidiaries of the registrant		Filed herewith

22.	Published report regarding matters submitted to vote of security holders		Not applicable

23.	Consents of experts and counsel		Filed herewith

24.	Power of attorney		Not applicable

31.	Rule 13a-14(a)/15d-14(a) certifications:
	31.1	Certification of Chief Executive Officer	Filed herewith
	31.2	Certification of Chief Financial Officer	Filed herewith

32.	Section 1350 certifications		Filed herewith

33.	Report on assessment of compliance with servicing criteria for asset-backed securities		Not applicable

34.	Attestation report on assessment of compliance with servicing criteria for asset-backed securities		Not applicable

35.	Service compliance statement		Not applicable

99.	Additional exhibits:

	99.1	Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 8, 2012	Filed herewith

100.	XBRL-related documents		Not applicable

101.	Interactive data file		Furnished herewith*

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

By: /s/ Charles H. Updegraff, Jr.
President and Chief Executive Officer

Date: February 24, 2012

By: /s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Raymond R. Mattie
	Dennis F. Beardslee		Raymond R. Mattie
	Date: February 24, 2012		Date: February 24, 2012

/s/	Jan E. Fisher	/s/	Edward H. Owlett, III
	Jan E. Fisher		Edward H. Owlett, III
	Date: February 24, 2012		Date: February 24, 2012

/s/	R. Bruce Haner	/s/	Leonard Simpson
	R. Bruce Haner		Leonard Simpson
	Date: February 24, 2012		Date: February 24, 2012

/s/	Susan E. Hartley	/s/	James E. Towner
	Susan E. Hartley		James E. Towner
	Date: February 24, 2012		Date: February 24, 2012

/s/	Leo F. Lambert	/s/	Ann M. Tyler
	Leo F. Lambert		Ann M. Tyler
	Date: February 24, 2012		Date: February 24, 2012

/s/	Edward L. Learn	/s/	Charles H. Updegraff, Jr.
	Edward L. Learn		Charles H. Updegraff, Jr.
	Date: February 24, 2012		Date: February 24, 2012

