Form 10-Q
period 2012-03-31
CITIZENS & NORTHERN CORP
filed 2012-05-08
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,216,950 Shares Outstanding on May 4, 2012

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – March 31, 2012 and December 31, 2011	Page 3

Consolidated Statements of Operations (Unaudited) – Three Months Ended March 31, 2012 and 2011	Page 4

Consolidated Statements of Comprehensive Income (Unaudited) – Three Months Ended March 31, 2012 and 2011	Page 5

Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2012 and 2011	Page 6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Three Months Ended March 31, 2012 and 2011	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 35

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 36 – 52

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 52 – 55

Item 4. Controls and Procedures	Page 55

Part II. Other Information	Pages 56 – 57

Signatures	Page 58

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

Exhibit 32. Section 1350 Certifications

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands Except Share Data)	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks:
Noninterest-bearing	$19,022	$17,618
Interest-bearing	37,476	42,957
Total cash and due from banks	56,498	60,575
Available-for-sale securities, at fair value	486,664	481,685
Loans held for sale	2,223	939

Loans receivable	697,588	708,315
Allowance for loan losses	(7,370)	(7,705)
Loans, net	690,218	700,610
Bank-owned life insurance	21,008	20,889
Accrued interest receivable	4,943	4,797
Bank premises and equipment, net	18,761	19,028
Foreclosed assets held for sale	977	1,235
Deferred tax asset, net	5,003	6,173
Intangible asset - Core deposit intangibles	193	212
Intangible asset - Goodwill	11,942	11,942
Other assets	18,334	15,650
TOTAL ASSETS	$1,316,764	$1,323,735

LIABILITIES
Deposits:
Noninterest-bearing	$202,439	$193,595
Interest-bearing	814,362	824,611
Total deposits	1,016,801	1,018,206
Short-term borrowings	4,030	4,950
Long-term borrowings	115,202	125,363
Accrued interest and other liabilities	9,117	7,831
TOTAL LIABILITIES	1,145,150	1,156,350

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at March 31, 2012 and December 31, 2011	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2012 and 2011; issued 12,473,495 at March 31, 2012 and 12,460,920 at December 31, 2011	12,474	12,461
Paid-in capital	67,360	67,568
Retained earnings	85,715	82,302
Treasury stock, at cost; 257,745 shares at March 31, 2012 and 305,391 shares at December 31, 2011	(4,309)	(5,106)
Sub-total	161,240	157,225
Accumulated other comprehensive income:
Unrealized gains on available-for-sale securities	10,852	10,791
Defined benefit plans	(478)	(631)
Total accumulated other comprehensive income	10,374	10,160
TOTAL STOCKHOLDERS' EQUITY	171,614	167,385
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,316,764	$1,323,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS	3 Months Ended
(In Thousands, Except Per Share Data) (Unaudited)	March 31, 2012	March 31, 2011
INTEREST INCOME
Interest and fees on loans	$10,375	$10,868
Interest on balances with depository institutions	28	16
Interest on loans to political subdivisions	377	375
Income from available-for-sale and held-to-maturity securities:
Taxable	2,658	2,693
Tax-exempt	1,263	1,284
Dividends	75	62
Total interest and dividend income	14,776	15,298
INTEREST EXPENSE
Interest on deposits	1,350	2,568
Interest on short-term borrowings	3	6
Interest on long-term borrowings	1,149	1,442
Total interest expense	2,502	4,016
Net interest income	12,274	11,282
(Credit) provision for loan losses	(182)	(192)
Net interest income after (credit) provision for loan losses	12,456	11,474
OTHER INCOME
Service charges on deposit accounts	1,161	1,131
Service charges and fees	220	218
Trust and financial management revenue	929	877
Interchange revenue from debit card transactions	495	452
Net gains from sale of loans	265	259
Increase in cash surrender value of life insurance	119	122
Insurance commissions, fees and premiums	34	68
Impairment loss on limited partnership investment	0	(948)
Other operating income	536	376
Sub-total	3,759	2,555
Total other-than-temporary impairment losses on available-for-sale securities	(67)	0
Portion of (gain) recognized in other comprehensive income (before taxes)	0	0
Net impairment losses recognized in earnings	(67)	0
Realized gains on available-for-sale securities, net	65	1,839
Net realized (losses) gains on available-for-sale securities	(2)	1,839
Total other income	3,757	4,394
OTHER EXPENSES
Salaries and wages	3,575	3,401
Pensions and other employee benefits	1,366	1,306
Occupancy expense, net	636	732
Furniture and equipment expense	482	484
FDIC Assessments	146	325
Pennsylvania shares tax	332	319
Other operating expense	1,980	1,696
Total other expenses	8,517	8,263
Income before income tax provision	7,696	7,605
Income tax provision	2,109	2,064
NET INCOME	$5,587	$5,541
NET INCOME PER SHARE - BASIC	$0.46	$0.46
NET INCOME PER SHARE - DILUTED	$0.46	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$5,587	$5,541

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	344	6,125
Reclassification adjustment for losses (gains) realized in income	2	(1,839)
Other comprehensive gain on available-for-sale securities	346	4,286

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	200	(119)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	20	13
Other comprehensive gain (loss) on unfunded retirement obligations	220	(106)

Other comprehensive income before income tax	566	4,180
Income tax related to other comprehensive income	(352)	(1,421)

Net other comprehensive income	214	2,759

Total comprehensive income	$5,801	$8,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	3 Months Ended March 31,
(In Thousands) (Unaudited)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,587	$5,541
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(182)	(192)
Realized losses (gains) on available-for-sale securities, net	2	(1,839)
(Gain) loss on sale of foreclosed assets, net	(104)	19
Depreciation expense	493	536
Accretion and amortization on securities, net	182	446
Accretion and amortization on loans, deposits and borrowings, net	(12)	(8)
Amortization of mortgage servicing rights	21	13
Impairment loss on limited partnership interest	0	948
Increase in cash surrender value of life insurance	(119)	(122)
Stock-based compensation	241	192
Amortization of core deposit intangibles	19	29
Deferred income taxes	818	1,826
Gains on sales of mortgage loans, net	(265)	(259)
Origination of mortgage loans for sale	(9,174)	(4,529)
Proceeds from sales of mortgage loans	8,100	9,798
(Increase) decrease in accrued interest receivable and other assets	(2,941)	1,396
Increase (decrease) in accrued interest payable and other liabilities	741	(844)
Net Cash Provided by Operating Activities	3,407	12,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(480)	0
Proceeds from sales of available-for-sale securities	27	15,950
Proceeds from calls and maturities of available-for-sale securities	27,279	26,781
Purchase of available-for-sale securities	(31,358)	(46,069)
Redemption of Federal Home Loan Bank of Pittsburgh stock	332	408
Net decrease in loans	10,094	11,207
Purchase of premises and equipment	(226)	(86)
Purchase of investment in limited liability entity	(214)	0
Return of principal on limited liability entity investments	27	70
Proceeds from sale of foreclosed assets	858	0
Net Cash Provided by Investing Activities	6,339	8,261
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,409)	5,648
Net decrease in short-term borrowings	(920)	(2,345)
Repayments of long-term borrowings	(10,161)	(10,155)
Sale of treasury stock	101	3
Tax benefit from compensation plans	22	15
Common dividends paid	(1,936)	(1,401)
Net Cash Used in Financing Activities	(14,303)	(8,235)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,557)	12,977
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,815	46,301
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,258	$59,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$496	$189
Accrued purchase of available-for-sale securities	$765	$0
Interest paid	$2,573	$4,049
Income taxes paid	$300	$4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2012 and 2011

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accum. Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Three Months Ended March 31, 2012:
Balance, December 31, 2011	12,460,920	305,391	$12,461	$67,568	$82,302	$10,160	$(5,106)	$167,385
Net income					5,587			5,587
Other comprehensive income, net						214		214
Cash dividends declared on common stock, $.18 per share					(2,196)			(2,196)
Shares issued for dividend reinvestment plan	12,575		13	247				260
Shares issued from treasury related to exercise of stock options		(6,835)		(15)			116	101
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		1,741		30			(30)	0
Stock-based compensation expense				241				241
Tax benefit from employee benefit plan					22			22
Balance, March 31, 2012	12,473,495	257,745	$12,474	$67,360	$85,715	$10,374	$(4,309)	$171,614

Three Months Ended March 31, 2011:
Balance, December 31, 2010	12,408,212	254,614	$12,408	$66,648	$65,920	($1,601)	$(4,431)	$138,944
Net income					5,541			5,541
Other comprehensive income, net						2,759		2,759
Cash dividends declared on common stock, $.13 per share					(1,582)			(1,582)
Shares issued for dividend reinvestment plan	12,153		12	169				181
Shares issued from treasury related to exercise of stock options		(228)		(1)			4	3
Restricted stock granted		(15,622)		(272)			272	0
Forfeiture of restricted stock		189		3			(3)	0
Stock-based compensation expense				192				192
Tax benefit from employee benefit plan					15			15
Balance, March 31, 2011	12,420,365	238,953	$12,420	$66,739	$69,894	$1,158	$(4,158)	$146,053

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2011, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2011 information has been reclassified for consistency with the 2012 presentation.

Operating results reported for the three-month period ended March 31, 2012 might not be indicative of the results for the year ending December 31, 2012. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

	Net Income	Weighted-
	Available	Average	Earnings
	to Common	Common	Per
	Shareholders	Shares	Share
Quarter Ended March 31, 2012
Earnings per common share – basic	$5,587,000	12,206,870	$0.46
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		271,980
Hypothetical share repurchase at $15.57		(233,098)
Earnings per common share – diluted	$5,587,000	12,245,752	$0.46
Quarter Ended March 31, 2011
Earnings per common share – basic	$5,541,000	12,174,935	$0.46
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		255,727
Hypothetical share repurchase at $15.58		(252,563)
Earnings per common share – diluted	$5,541,000	12,178,099	$0.45

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 84,144 shares in the three-month period ended March 31, 2012 and 226,426 shares in the three months ended March 31, 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2012
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$344	$(284)	$60
Reclassification adjustment for losses (gains) realized in income	2	(1)	1
Other comprehensive gain on available-for-sale securities	346	(285)	61

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	200	(61)	139
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	20	(6)	14
Other comprehensive gain on unfunded retirement obligations	220	(67)	153

Total other comprehensive income	$566	$(352)	$214

Three Months Ended March 31, 2011
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	$6,125	$(2,082)	$4,043
Reclassification adjustment for (gains) losses realized in income	(1,839)	625	(1,214)
Other comprehensive gain on available-for-sale securities	4,286	(1,457)	2,829

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	(119)	40	(79)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	13	(4)	9
Other comprehensive (loss) on unfunded retirement obligations	(106)	36	(70)

Total other comprehensive income	$4,180	$(1,421)	$2,759

Changes in the components of other comprehensive income and in accumulated other comprehensive income are as follows:

	Unrealized	Unfunded	Accumulated
	Holding Gains	Retirement	Other Comprehensive
	on Securities	Obligations	Income (Loss)
Three Months Ended March 31, 2012
Balance, beginning of period	$10,791	$(631)	$10,160
Change during three months ended March 31, 2012	61	153	214
Balance, end of period	$10,852	$(478)	$10,374

Three Months Ended March 31, 2011
Balance, beginning of period	$(1,351)	$(250)	$(1,601)
Change during three months ended March 31, 2011	2,829	(70)	2,759
Balance, end of period	$1,478	$(320)	$1,158

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2012 and December 31, 2011 include the following:

(In thousands)	Mar. 31,	Dec. 31,
	2012	2011
Cash and cash equivalents	$52,258	$56,815
Certificates of deposit	4,240	3,760
Total cash and due from banks	$56,498	$60,575

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $14,059,000 at March 31, 2012 and $14,035,000 at December 31, 2011.

5. FAIR VALUE MEASUREMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Corporation measures certain assets at fair value. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. FASB ASC topic 820, “Fair Value Measurements and Disclosures” establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs used in determining valuations into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

The Corporation monitors and evaluates available data relating to fair value measurements on an ongoing basis and recognizes transfers among the levels of the fair value hierarchy as of the date of an event or change in circumstances that affects the valuation method chosen. Examples of such changes may include the market for a particular asset becoming active or inactive, changes in the availability of quoted prices, or changes in the availability of other market data.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2012 and December 31, 2011, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$25,488	$0	$25,488
Obligations of states and political subdivisions:
Tax-exempt	0	133,337	0	133,337
Taxable	0	17,206	0	17,206
Mortgage-backed securities	0	121,943	0	121,943
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	165,764	0	165,764
Trust preferred securities issued by individual institutions	0	8,147	0	8,147
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	4,638	4,638
Pooled trust preferred securities - mezzanine tranches	0	0	782	782
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	472,545	5,420	477,965
Marketable equity securities	8,699	0	0	8,699
Total available-for-sale securities	8,699	472,545	5,420	486,664
Servicing rights	0	0	409	409
Total recurring fair value measurements	$8,699	$472,545	$5,829	$487,073

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,299	$3,299
Valuation allowance	0	0	(1,126)	(1,126)
Impaired loans, net	0	0	2,173	2,173
Foreclosed assets held for sale	0	0	977	977
Total nonrecurring fair value measurements	$0	$0	$3,150	$3,150

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2011
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$25,587	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	0	132,962	0	132,962
Taxable	0	14,334	0	14,334
Mortgage-backed securities	0	121,769	0	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	165,131	0	165,131
Trust preferred securities issued by individual institutions	0	8,146	0	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	4,638	4,638
Pooled trust preferred securities - mezzanine tranches	0	0	730	730
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	468,589	5,368	473,957
Marketable equity securities	7,728	0	0	7,728
Total available-for-sale securities	7,728	468,589	5,368	481,685
Servicing rights	0	0	375	375
Total recurring fair value measurements	$7,728	$468,589	$5,743	$482,060

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,433	$3,433
Valuation allowance	0	0	(1,126)	(1,126)
Impaired loans, net	0	0	2,307	2,307
Foreclosed assets held for sale	0	0	1,235	1,235
Total nonrecurring fair value measurements	$0	$0	$3,542	$3,542

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

Management has calculated the fair value of the Corporation’s pooled trust-preferred securities by applying a discount rate to the estimated cash flows. Management used the cash flow estimates determined using the process described in Note 6 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI). Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. In establishing the discount rate, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates over corresponding risk-free rates; and (3) an additional adjustment – an increase of 2% in the discount rate – for liquidity risk. Management considered the additional 2% increase in the discount rate necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.

Loans are classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Foreclosed assets held for sale consist of real estate acquired by foreclosure. For impaired commercial loans secured by real estate and foreclosed assets held for sale, estimated fair values are determined primarily using values from third-party appraisals less estimated selling costs.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at March 31, 2012 for assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	3/31/12	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/12
Pooled trust preferred	$4,638	Discounted cash flow	Issuer defaults	37.69%	Actual Deferrals and Defaults as % of Outstanding Collateral
securities - senior tranches				13.21%	Expected Additional Net Deferrals and Defaults as % of Performing Collateral
			Issuer prepayments	45.27%	Expected Issuer Prepayments as % of Performing Collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk

Pooled trust preferred	782	Discounted cash flow	Issuer defaults	20.44%	Actual Deferrals and Defaults as % of Outstanding Collateral
securities - mezzanine tranches				42.19%	Expected Additional Net Deferrals and Defaults as % of Performing Collateral
			Future interest rates		Three-month LIBOR forward curve
			Issuer prepayments	0.00%	Expected Issuer Prepayments as % of Performing Collateral
			Discount rate	3.95%	Credit and liquidity risk spread added to three-month LIBOR forward curve

Servicing rights	409	Discounted cash flow	Discount rate	9.00%	Rate used through modeling period
			Loan prepayment speeds	324.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$5.50	Monthly servicing cost per account
				$22.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.00%	of loans more than 30 days delinquent
				3.50%	annual increase in servicing costs

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Corporation’s senior and mezzanine tranches of pooled trust preferred securities. The values of the Corporation’s mezzanine tranches of pooled trust preferred securities are also affected by expected future interest rates. However, due to the structure of each security, timing of cash flows, and secondary effects on the financial performance of the underlying issuers, the effects of changes in future interest rates on the fair value of the Corporation’s holdings are not quantifiably estimable. The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended March 31, 2012
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	55	55
Accretion and amortization, net	(3)	0	0	(3)
Proceeds from sales and calls	0	(27)	0	(27)
Realized gains, net	0	27	0	27
Unrealized losses included in earnings	0	0	(21)	(21)
Unrealized gains included in other comprehensive income	3	52	0	55
Balance, end of period	$4,638	$782	$409	$5,829

	Three Months Ended March 31, 2011
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$7,400	$0	$204	$7,604
Issuances of servicing rights	0	0	102	102
Accretion and amortization, net	(20)	0	0	(20)
Proceeds from sales and calls	0	(25)	0	(25)
Realized gains, net	0	25	0	25
Unrealized losses included in earnings	0	0	(13)	(13)
Unrealized gains included in other comprehensive income	1,658	0	0	1,658
Balance, end of period	$9,038	$0	$293	$9,331

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

SERVICING RIGHTS - The fair value of servicing rights, included in other assets in the consolidated balance sheet, is determined through a discounted cash flow valuation. Significant inputs include expected net servicing income, the discount rate and the expected prepayment speeds of the underlying loans.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2012 and December 31, 2011. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	March 31, 2012		December 31, 2011
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$52,258	$52,258	$56,815	$56,815
Certificates of deposit	Level 2	4,240	4,254	3,760	3,683
Available-for-sale securities	See Above	486,664	486,664	481,685	481,685
Restricted equity securities	Level 2	6,441	6,441	6,773	6,773
Loans held for sale	Level 1	2,223	2,223	939	939
Loans, net	Level 3	690,218	709,596	700,610	718,274
Accrued interest receivable	Level 1	4,943	4,943	4,797	4,797
Servicing rights	Level 3	409	409	375	375

Financial liabilities:
Deposits with no stated maturity	Level 1	680,746	680,746	677,461	677,461
Time deposits	Level 3	336,055	339,447	340,745	344,936
Short-term borrowings	Level 3	4,030	3,989	4,950	4,897
Long-term borrowings	Level 3	115,202	130,500	125,363	145,641
Accrued interest payable	Level 1	245	245	358	358

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at March 31, 2012 and December 31, 2011 are summarized as follows:

		March 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$24,810	$678	$0	$25,488
Obligations of states and political subdivisions:
Tax-exempt	128,628	5,356	(647)	133,337
Taxable	16,846	402	(42)	17,206
Mortgage-backed securities	117,251	4,704	(12)	121,943
Collateralized mortgage obligations, Issued by U.S. Government agencies	162,846	2,928	(10)	165,764
Trust preferred securities issued by individual institutions	7,783	411	(47)	8,147
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	4,993	0	(355)	4,638
Pooled trust preferred securities - mezzanine tranches	0	782	0	782
Other collateralized debt obligations	660	0	0	660
Total debt securities	463,817	15,261	(1,113)	477,965
Marketable equity securities	6,151	2,569	(21)	8,699
Total	$469,968	$17,830	$(1,134)	$486,664

		December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$24,877	$710	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	129,401	4,891	(1,330)	132,962
Taxable	14,004	334	(4)	14,334
Mortgage-backed securities	116,602	5,167	0	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	161,818	3,350	(37)	165,131
Trust preferred securities issued by individual institutions	7,334	865	(53)	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	4,996	0	(358)	4,638
Pooled trust preferred securities - mezzanine tranches	0	730	0	730
Other collateralized debt obligations	660	0	0	660
Total debt securities	459,692	16,047	(1,782)	473,957
Marketable equity securities	5,643	2,186	(101)	7,728
Total	$465,335	$18,233	$(1,883)	$481,685

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

March 31, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$11,604	$(98)	$9,488	$(549)	$21,092	$(647)
Taxable	1,701	(41)	243	(1)	1,944	(42)
Mortgage-backed securities	10,406	(12)	0	0	10,406	(12)
Collateralized mortgage obligations, Issued by U.S. Government agencies	4,485	(10)	0	0	4,485	(10)
Trust preferred securities issued by individual institutions	0	0	953	(47)	953	(47)
Collateralized debt obligations, Pooled trust preferred securities - senior tranches	0	0	4,638	(355)	4,638	(355)
Total debt securities	28,196	(161)	15,322	(952)	43,518	(1,113)
Marketable equity securities	241	(17)	86	(4)	327	(21)
Total temporarily impaired available-for-sale securities	$28,437	$(178)	$15,408	$(956)	$43,845	$(1,134)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$4,301	$(34)	$20,692	$(1,296)	$24,993	$(1,330)
Taxable	927	(2)	244	(2)	1,171	(4)
Collateralized mortgage obligations, Issued by U.S. Government agencies	6,886	(36)	5,075	(1)	11,961	(37)
Trust preferred securities issued by individual institutions	0	0	947	(53)	947	(53)
Collateralized debt obligations, Pooled trust preferred securities - senior tranches	0	0	4,638	(358)	4,638	(358)
Total debt securities	12,114	(72)	31,596	(1,710)	43,710	(1,782)
Marketable equity securities	776	(44)	98	(57)	874	(101)
Total temporarily impaired available-for-sale securities	$12,890	$(116)	$31,694	$(1,767)	$44,584	$(1,883)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)	3 Months Ended
	Mar. 31,	Mar. 31,
	2012	2011
Gross realized gains	$65	$1,840
Gross realized losses	(67)	(1)
Net realized gains	$(2)	$1,839
Income tax provision related to net realized gains	$(1)	$625

During the first quarter 2011, management sold the Corporation’s holding of the mezzanine tranche of MMCAPS Funding I, Ltd. The security was sold for aggregate pretax proceeds of $1,485,000, which was recorded as a gain on the sale of securities.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2012. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$9,072	$9,525
Due from one year through five years	46,346	47,542
Due from five years through ten years	27,782	28,421
Due after ten years	100,520	104,770
Subtotal	183,720	190,258
Mortgage-backed securities	117,251	121,943
Collateralized mortgage obligations, Issued by U.S. Government agencies	162,846	165,764
Total	463,817	477,965

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

The Corporation recognized an impairment loss in earnings of $67,000 in the first quarter 2012, which was related to a bank stock. No impairment losses were recognized in the first quarter 2011.

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2012 is provided below.

Debt Securities

At March 31, 2012, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at March 31, 2012 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At March 31, 2012, the total amortized cost basis of municipal bonds with no external credit ratings was $23,082,000, with an aggregate unrealized loss of $65,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides information related to trust preferred securities issued by individual institutions as of March 31, 2012:

(In Thousands)							Moody's/
						Cumulative	S&P/
					Unrealized	Realized	Fitch
		Par Amount	Amortized	Fair	Gain	Credit	Credit
Name of Issuer	Issuer's Parent Company	Outstanding	Cost	Value	(Loss)	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,000	$5,184	$5,194	$10	$0	Baa3/BB/B+ (1)
Carolina First Mortgage Loan Trust	The Toronto-Dominion Bank	$2,000	$1,599	$2,000	401	(1,769)	NR
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	$1,000	$1,000	$953	(47)	0	NR
Total		$8,000	$7,783	$8,147	$364	$(1,769)

(1) Astoria Capital Trust I is on negative outlook with Moody's.

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available. Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to the Carolina First Mortgage Loan Trust security. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., the parent company of Carolina First. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The Corporation recorded accretion income totaling $457,000 in the first quarter 2012 and $111,000 in the first quarter 2011. For the year ended December 31, 2011, the Corporation recorded accretion income totaling $825,000. Management expects to record accretion income to offset the previous OTTI charges over the security’s remaining life, through May 2012.

Pooled trust-preferred securities are very long-term (usually 30-year maturity) instruments, mainly issued by banks. The Corporation’s investments in pooled trust-preferred securities are each made up of companies with geographic and size diversification. Almost all of the Corporation’s pooled trust-preferred securities are composed of debt issued by banking companies, with a lesser amount issued by insurance companies. Trust-preferred securities typically permit deferral of quarterly interest payments for up to five years, and some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations. Some issuers have defaulted.

Management evaluated pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers. In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service. Management calculated the present value of each security based on the current book yield, adjusted for future changes in three-month LIBOR (which is the index rate on the Corporation’s adjustable-rate pooled trust-preferred securities) based on the applicable forward curve. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in the assumptions used could produce different conclusions for each security. Additional information regarding these assumptions is included in Note 5.

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of March 31, 2012:

(In Thousands)
		Par Amount	Amortized	Fair	Unrealized	Cumulative
Security	Tranche	Outstanding	Cost	Value	Gain	OTTI
ALESCO Preferred Funding IX, Ltd.	C-1	$3,000	$0	$0	$0	$(2,988)
U.S. Capital Funding II, Ltd.	B-1	2,000	0	313	313	(1,992)
U.S. Capital Funding II, Ltd.	B-2	3,000	0	469	469	(2,973)
Total		$8,000	$0	$782	$782	$(7,953)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As of March 31, 2012, the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd. had an investment grade rating. The security, with an amortized cost of $4,993,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of March 31, 2012.

The table that follows provides additional information related to pooled trust preferred securities as of March 31, 2012:

Security	MMCAPS	U.S. Capital	U.S. Capital
	Funding I, Ltd.	Funding II, Ltd.	Funding II, Ltd.
Tranche	Senior	B-1	B-2
Number of Banks Currently Performing	12	36	36
Moody's/Fitch Credit Ratings	A3/BBB (1)	Caa3/C	Caa3/C
Actual Deferrals and Defaults as % of Outstanding Collateral	37.7%	20.4%	20.4%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	13.2%	42.2%	42.2%
Excess Subordination as % of Performing Collateral	40.7%	-12.7%	-12.7%
Expected Issuer Prepayments as % of Performing Collateral	45.3%	0.0%	0.0%

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three-month periods ended March 31, 2012 and 2011.

Equity Securities

The Corporation’s marketable equity securities at March 31, 2012 and December 31, 2011 consisted exclusively of stocks of banking companies. The Corporation recognized an impairment loss in earnings related to a bank stock of $67,000 in the first quarter 2012. Management’s decision to recognize an impairment loss on this security followed an evaluation of the issuer’s published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized an impairment loss to write the stock down to the most recent trade price at March 31, 2012. The Corporation recognized no OTTI losses related to bank stocks in the first quarter 2011. At March 31, 2012, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s other bank stock holdings at March 31, 2012 were other than temporarily impaired.

The Corporation did not sell any bank stocks or realize any gains or losses from sales of bank stocks during the first quarter 2012. Realized gains from sales of bank stocks totaled $2,000 in the first quarter 2011 and included no transactions involving stocks for which OTTI had been previously recognized.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $6,311,000 at March 31, 2012 and $6,643,000 at December 31, 2011. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2012 and December 31, 2011. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

7. LOANS

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

Loans outstanding at March 31, 2012 and December 31, 2011 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Mar. 31,	% of	Dec. 31,	% of
	2012	Total	2011	Total
Residential mortgage:
Residential mortgage loans - first liens	$326,343	46.78%	$331,015	46.73%
Residential mortgage loans - junior liens	27,590	3.96%	28,851	4.07%
Home equity lines of credit	30,534	4.38%	30,037	4.24%
1-4 Family residential construction	8,409	1.20%	9,959	1.41%
Total residential mortgage	392,876	56.32%	399,862	56.45%
Commercial:
Commercial loans secured by real estate	158,323	22.70%	156,388	22.08%
Commercial and industrial	54,370	7.79%	57,191	8.07%
Political subdivisions	36,517	5.23%	37,620	5.31%
Commercial construction and land	23,577	3.38%	23,518	3.32%
Loans secured by farmland	10,334	1.48%	10,949	1.55%
Multi-family (5 or more) residential	6,326	0.91%	6,583	0.93%
Agricultural loans	2,982	0.43%	2,987	0.42%
Other commercial loans	323	0.05%	552	0.08%
Total commercial	292,752	41.97%	295,788	41.76%
Consumer	11,960	1.71%	12,665	1.79%
Total	697,588	100.00%	708,315	100.00%
Less: allowance for loan losses	(7,370)		(7,705)
Loans, net	$690,218		$700,610

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2012 or December 31, 2011.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2012 and December 31, 2011, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three months ended March 31, 2012 and 2011 were as follows:

	December 31,				March 31,
(In Thousands)	2011	Charge-		Provision	2012
	Balance	offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	$(138)	$0	$65	$2,953
Residential mortgage loans - junior liens	266	0	0	(6)	260
Home equity lines of credit	231	0	0	1	232
1-4 Family residential construction	79	0	0	(17)	62
Total residential mortgage	3,602	(138)	0	43	3,507
Commercial:
Commercial loans secured by real estate	2,004	0	0	(84)	1,920
Commercial and industrial	946	0	1	(185)	762
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	0	0	58	325
Loans secured by farmland	126	0	0	(5)	121
Multi-family (5 or more) residential	66	0	0	(3)	63
Agricultural loans	27	0	0	0	27
Other commercial loans	5	0	0	(2)	3
Total commercial	3,441	0	1	(221)	3,221
Consumer	228	(38)	22	(6)	206
Unallocated	434			2	436

Total Allowance for Loan Losses	$7,705	$(176)	$23	$(182)	$7,370

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	December 31,				March 31,
(In Thousands)	2010			(Credit)	2011
	Balance	Charge-offs	Recoveries	Provision	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,745	$(1)		$406	$3,150
Residential mortgage loans - junior liens	334	(51)		22	305
Home equity lines of credit	218			(6)	212
1-4 Family residential construction	208			(146)	62
Total residential mortgage	3,505	(52)	0	276	3,729
Commercial:
Commercial loans secured by real estate	3,314			(196)	3,118
Commercial and industrial	862		1	(21)	842
Political subdivisions	0			0	0
Commercial construction	590			(319)	271
Loans secured by farmland	139			3	142
Multi-family (5 or more) residential	63			14	77
Agricultural loans	32			(3)	29
Other commercial loans	0			8	8
Total commercial	5,000	0	1	(514)	4,487
Consumer	289	(45)	27	4	275
Unallocated	313			42	355

Total Allowance for Loan Losses	$9,107	$(97)	$28	$(192)	$8,846

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2012 and December 31, 2011:

March 31, 2012:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$311,183	$2,517	$12,442	$201	$326,343
Residential mortgage loans - junior liens	26,033	636	921	0	27,590
Home equity lines of credit	29,971	294	269	0	30,534
1-4 Family residential construction	8,409	0	0	0	8,409
Total residential mortgage	375,596	3,447	13,632	201	392,876
Commercial:
Commercial loans secured by real estate	144,964	7,743	5,616	0	158,323
Commercial and industrial	45,006	4,816	4,167	381	54,370
Political subdivisions	36,399	118	0	0	36,517
Commercial construction and land	21,788	208	1,581	0	23,577
Loans secured by farmland	8,001	772	1,525	36	10,334
Multi-family (5 or more) residential	5,950	363	13	0	6,326
Agricultural loans	2,895	29	58	0	2,982
Other commercial loans	323	0	0	0	323
Total commercial	265,326	14,049	12,960	417	292,752
Consumer	11,758	20	182	0	11,960

Totals	$652,680	$17,516	$26,774	$618	$697,588

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2011:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$314,900	$2,955	$12,956	$204	$331,015
Residential mortgage loans - junior liens	27,260	660	924	7	28,851
Home equity lines of credit	29,408	264	365	0	30,037
1-4 Family residential construction	9,959	0	0	0	9,959
Total residential mortgage	381,527	3,879	14,245	211	399,862
Commercial:
Commercial loans secured by real estate	143,247	7,385	5,046	710	156,388
Commercial and industrial	46,110	6,254	4,413	414	57,191
Political subdivisions	37,499	121	0	0	37,620
Commercial construction and land	21,668	211	1,639	0	23,518
Loans secured by farmland	8,040	1,341	1,531	37	10,949
Multi-family (5 or more) residential	6,200	369	14	0	6,583
Agricultural loans	2,765	164	58	0	2,987
Other commercial loans	552	0	0	0	552
Total commercial	266,081	15,845	12,701	1,161	295,788
Consumer	12,437	20	207	1	12,665

Totals	$660,045	$19,744	$27,153	$1,373	$708,315

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 68% at March 31, 2012) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of March 31, 2012 and December 31, 2011.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2012 and December 31, 2011:

March 31, 2012	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Residential mortgage:
Residential mortgage loans - first liens	$1,682	$324,661	$326,343
Residential mortgage loans - junior liens	136	27,454	27,590
Home equity lines of credit	0	30,534	30,534
1-4 Family residential construction	0	8,409	8,409
Total residential mortgage	1,818	391,058	392,876
Commercial:
Commercial loans secured by real estate	2,042	156,281	158,323
Commercial and industrial	854	53,516	54,370
Political subdivisions	0	36,517	36,517
Commercial construction and land	1,236	22,341	23,577
Loans secured by farmland	926	9,408	10,334
Multi-family (5 or more) residential	12	6,314	6,326
Agricultural loans	40	2,942	2,982
Other commercial loans	0	323	323
Total commercial	5,110	287,642	292,752
Consumer	49	11,911	11,960

Total Loans	$6,977	$690,611	$697,588

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

March 31, 2012	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$454	$2,499	$2,953
Residential mortgage loans - junior liens	8	252	260
Home equity lines of credit	0	232	232
1-4 Family residential construction	0	62	62
Total residential mortgage	462	3,045	3,507
Commercial:
Commercial loans secured by real estate	154	1,766	1,920
Commercial and industrial	329	433	762
Political subdivisions	0	0	0
Commercial construction and land	122	203	325
Loans secured by farmland	35	86	121
Multi-family (5 or more) residential	0	63	63
Agricultural loans	0	27	27
Other commercial loans	0	3	3
Total commercial	640	2,581	3,221
Consumer	24	182	206
Unallocated			436

Total Allowance for Loan Losses	$1,126	$5,808	$7,370

December 31, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Loans:
Residential mortgage:
Residential mortgage loans - first liens	$2,227	$328,788	$331,015
Residential mortgage loans - junior liens	137	28,714	28,851
Home equity lines of credit	93	29,944	30,037
1-4 Family residential construction	0	9,959	9,959
Total residential mortgage	2,457	397,405	399,862
Commercial:
Commercial loans secured by real estate	2,169	154,219	156,388
Commercial and industrial	942	56,249	57,191
Political subdivisions	0	37,620	37,620
Commercial construction and land	1,266	22,252	23,518
Loans secured by farmland	927	10,022	10,949
Multi-family (5 or more) residential	14	6,569	6,583
Agricultural loans	39	2,948	2,987
Other commercial loans	0	552	552
Total commercial	5,357	290,431	295,788
Consumer	50	12,615	12,665

Total Loans	$7,864	$700,451	$708,315

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2011	Individually	Collectively
(In Thousands)	Evaluated	Evaluated	Totals
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$461	$2,565	$3,026
Residential mortgage loans - junior liens	11	255	266
Home equity lines of credit	0	231	231
1-4 Family residential construction	0	79	79
Total residential mortgage	472	3,130	3,602
Commercial:
Commercial loans secured by real estate	169	1,835	2,004
Commercial and industrial	361	585	946
Political subdivisions	0	0	0
Commercial construction and land	65	202	267
Loans secured by farmland	35	91	126
Multi-family (5 or more) residential	0	66	66
Agricultural loans	0	27	27
Other commercial loans	0	5	5
Total commercial	630	2,811	3,441
Consumer	24	204	228
Unallocated			434

Total Allowance for Loan Losses	$1,126	$6,145	$7,705

Summary information related to impaired loans as of March 31, 2012 and December 31, 2011 is as follows:

	As of	As of
(In Thousands)	Mar. 31,	Dec. 31,
	2012	2011

Impaired loans with a valuation allowance	$3,299	$3,433
Impaired loans without a valuation allowance	3,678	4,431
Total impaired loans	$6,977	$7,864
Valuation allowance related to impaired loans	$1,126	$1,126

The average investment in impaired loans was $7,120,000 for the three months ended March 31, 2012 compared to $8,774,000 for the three months ended March 31, 2011. Interest income recognized on impaired loans was $83,000 for the three months ended March 31, 2012 compared to $50,000 for the three months ended March 31, 2011 with all interest recognized on a cash basis.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

	March 31, 2012		December 31, 2011
	Past Due		Past Due
(In Thousands)	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$849	$2,841	$949	$3,058
Residential mortgage loans - junior liens	30	66	11	67
Total residential mortgage	879	2,907	960	3,125
Commercial:
Commercial loans secured by real estate	218	1,573	75	1,595
Commercial and industrial	35	508	21	541
Commercial construction and land	111	978	139	978
Loans secured by farmland	0	926	53	927
Agricultural loans	5	39	0	0
Total commercial	369	4,024	288	4,041
Consumer	4	30	19	31

Totals	$1,252	$6,961	$1,267	$7,197

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$319,866	$4,563	$1,914	$326,343
Residential mortgage loans - junior liens	27,309	241	40	27,590
Home equity lines of credit	30,358	176	0	30,534
1-4 Family residential construction	8,409	0	0	8,409
Total residential mortgage	385,942	4,980	1,954	392,876

Commercial:
Commercial loans secured by real estate	156,656	518	1,149	158,323
Commercial and industrial	54,124	94	152	54,370
Political subdivisions	36,517	0	0	36,517
Commercial construction and land	22,259	257	1,061	23,577
Loans secured by farmland	9,352	92	890	10,334
Multi-family (5 or more) residential	6,236	90	0	6,326
Agricultural loans	2,938	0	44	2,982
Other commercial loans	323	0	0	323
Total commercial	288,405	1,051	3,296	292,752

Consumer	11,829	127	4	11,960

Totals	$686,176	$6,158	$5,254	$697,588

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	As of December 31, 2011
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$321,907	$6,723	$2,385	$331,015
Residential mortgage loans - junior liens	28,437	393	21	28,851
Home equity lines of credit	29,986	51	0	30,037
1-4 Family residential construction	9,959	0	0	9,959
Total residential mortgage	390,289	7,167	2,406	399,862

Commercial:
Commercial loans secured by real estate	155,025	343	1,020	156,388
Commercial and industrial	56,835	169	187	57,191
Political subdivisions	37,620	0	0	37,620
Commercial construction and land	22,323	1,056	139	23,518
Loans secured by farmland	9,973	33	943	10,949
Multi-family (5 or more) residential	6,583	0	0	6,583
Agricultural loans	2,945	3	39	2,987
Other commercial loans	552	0	0	552
Total commercial	291,856	1,604	2,328	295,788

Consumer	12,340	306	19	12,665

Totals	$694,485	$9,077	$4,753	$708,315

Nonaccrual loans are included in the contractual aging immediately above and on the previous page. A summary of the contractual aging of nonaccrual loans at March 31, 2012 and December 31, 2011 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total

March 31, 2012 Nonaccrual Totals	$2,628	$331	$4,002	$6,961
December 31, 2011 Nonaccrual Totals	$2,532	$1,179	$3,486	$7,197

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2012 and December 31, 2011 is as follows:

Troubled Debt Restructurings (TDRs)

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total

March 31, 2012 Totals	$960	$0	$111	$1,862	$2,933
December 31, 2011 Totals	$1,064	$0	$146	$2,267	$3,477

TDRs that occurred during the three-month period ended March 31, 2012 are as follows:

Three Months Ended March 31, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	1	$65	$65

The TDR in the three-month period ended March 31, 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. There was no allowance for loan losses on this loan at March 31, 2012, and no change in the allowance for loan losses resulting from this TDR.

The outstanding balance of TDRs at December 31, 2011 included a balance of $466,000 related to six commercial loans secured by real estate stemming from a forbearance agreement entered into with one commercial customer. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In the first quarter 2012, the loans were not repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at March 31, 2012. The outstanding balance of the loans was $466,000 at March 31, 2012. The loans were in nonaccrual status at March 31, 2012 and December 31, 2011. At March 31, 2012, the risk rating of the loans was Substandard, while the risk rating of the loans was Doubtful at December 31, 2011. Based on management’s estimate of the value of the underlying collateral, net of selling costs, the Corporation had no allowance for loan losses associated with these loans at March 31, 2012 and December 31, 2011.

Defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are as follows:

	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Commercial,
Commercial construction and land	1	$950

The event of default in the table above resulted from the borrowers’ failure to make payments due at maturity, based on a loan maturity date that had been extended from the original due date. The allowance for loan losses on this loan was $122,000 at March 31, 2012, an increase of $57,000 over the allowance on the loan at December 31, 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at March 31, 2012 and December 31, 2011, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$0	$0	$23	$21
Interest cost	18	18	20	23
Expected return on plan assets	(18)	(18)	0	0
Amortization of transition (asset) obligation	0	0	9	9
Amortization of prior service cost	0	0	4	3
Recognized net actuarial loss	7	1	0	0
Net periodic benefit cost	$7	$1	$56	$56

In the first three months of 2012, the Corporation funded postretirement contributions totaling $15,000, with estimated annual postretirement contributions of $60,000 expected in 2012 for the full year. The Corporation made a contribution to the defined benefit pension plan of $21,000 in the first quarter of 2012 for the 2011 plan year. Based upon the related actuarial reports, the Corporation made a $23,000 contribution in the second quarter 2012 for the 2012 plan year. No further contributions are expected in 2012.

9. STOCK-BASED COMPENSATION PLANS

In January 2012, the Corporation granted options to purchase a total of 64,757 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2011, the Corporation granted options to purchase a total of 93,674 shares of common stock. The exercise price for the 2012 awards is $18.54 per share, and the exercise price for the 2011 awards is $15.06 per share, based on the market price as of the date of grant. Stock option expense is recognized over the vesting period of each option. The Corporation expects total stock option expense for the year ending December 31, 2012 to be $247,000, and total stock option expense for the year ended December 31, 2011 was $279,000.

The Corporation records stock option expense based on estimated fair value calculated using an option valuation model. In calculating the 2012 and 2011 fair values, the Corporation utilized the Black-Scholes-Merton option-pricing model. The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2012	2011
Fair value of each option granted	$5.15	$4.26
Volatility	41%	37%
Expected option lives	7 Years	8 Years
Risk-free interest rate	1.53%	3.10%
Dividend yield	3.97%	3.86%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In calculating the estimated fair value of 2012 and 2011 stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates. The expected option lives were based on management’s estimates of the average term for all options issued under both plans. In 2012 and 2011, management assumed a 33% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.

In January 2012, the Corporation awarded a total of 42,552 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2011, a total of 15,622 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first three months of 2012 based on an assumption that the ROAE target for 2012 will be met. In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan. This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2012	2011
Stock options	$159	$156
Restricted stock	82	36

Total	$241	$192

10. INCOME TAXES

The net deferred tax asset at March 31, 2012 and December 31, 2011 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2012	2011
Deferred tax assets:
Defined benefit plans - ASC 835	$257	$324
Net realized losses on securities	3,048	3,175
Allowance for loan losses	2,579	2,697
Credit for alternative minimum tax paid	4,576	4,569
Capital loss carryforwards	44	44
General business credit carryforwards	233	831
Other deferred tax assets	1,628	1,671
Total deferred tax assets	12,365	13,311

Deferred tax liabilities:
Unrealized holding gains on securities	5,844	5,559
Bank premises and equipment	1,314	1,357
Core deposit intangibles	68	74
Other deferred tax liabilities	136	148
Total deferred tax liabilities	7,362	7,138
Deferred tax asset, net	$5,003	$6,173

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through March 31, 2012. Of the total deferred tax asset from realized losses on securities, $332,000 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The Corporation has available an estimated $130,000 capital loss carryforward at March 31, 2012, expiring in 2015. The Corporation has available, unused tax credits of $233,000 at March 31, 2012 arising from investments in low income and elderly housing projects. These tax credits may provide future benefits and, if unused, would expire in varying annual amounts from 2029 through 2031.

The provision for income tax for the three-month periods ended March 31, 2012 and 2011 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended
(In thousands)	March 31,
	2012	2011
	(Current)	(Prior Year)
Income before income tax provision	$7,696	$7,605
Income tax provision	2,109	2,064

Effective tax rate	27.40%	27.14%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2008.

11. IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership with an outstanding balance of $1,032,000 at March 31, 2012. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in the first quarter 2011.

12. CONTINGENCIES

In the normal course of business, the Corporation may be subject to pending and threatened lawsuits in which claims for monetary damages could be asserted. In management’s opinion, the Corporation’s financial position and results of operations would not be materially affected by the outcome of such pending legal proceedings.

13. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues Accounting Standards Updates (ASUs) to the FASB Accounting Standards Codification (ASC). This section provides a summary description of recent ASUs that have significant implications (elected or required) within the consolidated financial statements, or that management expects may have a significant impact on financial statements issued in the near future.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The Update amends ASC Topic 310 to provide guidance in evaluating whether a restructuring constitutes a Troubled Debt Restructuring. The main provisions conclude that a creditor must separately conclude that both of the following exist – (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments then provide guidance on a creditor’s evaluation of each of the requirements for a Troubled Debt Restructuring. For public entities, the Update was effective for the first interim or annual period beginning on or after June 15, 2011, including retrospective application to the beginning of the annual period of adoption. Note 7 provides disclosures required by this standard.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The Update includes various amendments, including amendments that: (1) clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change some particular principles or requirements for measuring fair value or disclosing information about fair value measurements. There were no changes in the Corporation’s procedures for determining fair value measurements as a result of this Update, however additional quantitative disclosures about unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy are provided. The amendments in this ASU are applied prospectively, and Note 5 includes disclosures required by this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. This standard requires the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single format includes the traditional income statement and the components of other comprehensive income, total other comprehensive income and total comprehensive income. In the two statement approach, the first statement is the traditional income statement, which would be immediately followed by a separate statement which would include the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this ASU are applied retrospectively, and the Corporation has adopted the two statement approach as reflected in the accompanying financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, and management adopted this ASU in assessing goodwill for impairment as of December 31, 2011.

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

EARNINGS OVERVIEW

Net income available to common shareholders for the first quarter 2012 was $5,587,000, or $0.46 per basic and diluted share. The first quarter 2012 return on average assets was 1.72%, and the return on average equity was 13.15%. First quarter 2012 earnings were down from fourth quarter 2011 earnings of $6,141,000, or $0.51 per basic and diluted share. First quarter 2012 earnings were up slightly as compared to first quarter 2011 earnings of $5,541,000, or $0.46 per basic share and $0.45 per diluted share.

Some of the more significant fluctuations in the components of earnings are as follows:

•	First quarter 2012 net interest income was $120,000 (1.0%) lower than in the fourth quarter 2011, and $992,000 (8.8%) higher than in the first quarter 2011. Although the interest margin improved to 4.41% in the first quarter 2012 as compared to 4.33% in the fourth quarter 2011, the most recent quarterly net interest income was impacted by a 1.2% lower average volume of earning assets. The higher level of net interest income in the first quarter 2012 as compared to first quarter 2011 reflected significant improvement in the margin, which was up from 4.05% in the first quarter 2011, primarily because of a lower cost of funds. Net interest income includes the benefit of accretion from the offset of a previous write-down on a security, with a benefit of $457,000 recorded in the most recent quarter, up from $325,000 in the fourth quarter 2011 and $111,000 in the first quarter 2011. This security matures in May 2012, and assuming the Corporation holds it until maturity, accretion of $398,000 would be recorded in the second quarter 2012, with no accretion on the security thereafter.

•	The provision for loan losses was a credit (reduction in expense) of $182,000 in the first quarter 2012, as compared to a credit of $87,000 in the fourth quarter 2011 and a credit of $192,000 in the first quarter 2011. The credits for loan losses in 2012 and 2011 have resulted, in part, from a reduction in loans outstanding, as the general component of the allowance for loan losses was reduced. In the first quarter 2012, the credit included a reduction in a component of the allowance for loan losses that is determined based on the 3 previous years’ net charge-off experience. In recent years, the Corporation has experienced a limited amount of loan-related credit problems, as compared to averages for comparable-sized peer banks.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

•	Total noninterest revenue, excluding losses or gains from available-for-sale securities, was $3,759,000 in the first quarter 2012, up slightly over the fourth quarter 2011 total of $3,711,000 and up from $2,555,000 in the first quarter 2011. In 2011, noninterest revenue was negatively impacted by an impairment loss in the first quarter of $948,000 related to an investment in a real estate limited partnership.

•	In the first quarter 2012, net losses from available-for-sale securities were $2,000, down from gains of $188,000 in the fourth quarter 2011 and considerably lower than gains of $1,839,000 in the first quarter 2011. In the most recent quarter, the Corporation had realized gains from securities totaling $65,000, but recorded an other-than-temporary-impairment loss of $67,000 on an investment in a bank stock. In the first quarter 2011, the Corporation realized gains of $1,510,000 from two pooled trust-preferred securities that had been written off in prior periods.

•	Total noninterest expense was $8,517,000 in the first quarter 2012, up $569,000 over the fourth quarter 2011, and up $254,000 (3.1%) over the first quarter 2011. A portion of the reason for the higher expenses in the first quarter 2012 as compared to the fourth quarter 2011 is timing-related, as payroll taxes and some other employee benefit costs are typically higher in the first quarter than in the remainder of the year. This is reflected in pensions and other benefit expenses, which totaled $1,366,000 in the most recent quarter, up $303,000 over the fourth quarter 2011 and up $60,000 over the first quarter 2011. Other operating expense, a category that includes many different types of expenses, totaled $1,980,000 in the most recent quarter, up $203,000 over the fourth quarter 2011 and $284,000 over the first quarter 2011. Within other operating expense, first quarter 2012 expenses for director stock options, business development and postage were higher than in the fourth quarter 2011. The largest increases in other operating expense in the most recent quarter as compared to the first quarter 2011 were from software subscriptions and updates, postage and expenses related to other real estate properties. FDIC assessments totaled $146,000 in the most recent quarter, in line with the fourth quarter 2011 and considerably lower than the first quarter 2011 expense of $325,000. Effective in the second quarter 2011, the FDIC changed its method for determining assessments, which helped to reduce the amounts charged to the Corporation, and improvements in the Corporation’s financial data also had a favorable impact on the amounts assessed.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2011	2011	2011	2011
Interest income	$14,776	$15,198	$15,317	$15,443	$15,298
Interest expense	2,502	2,804	3,108	3,628	4,016
Net interest income	12,274	12,394	12,209	11,815	11,282
(Credit) provision for loan losses	(182)	(87)	(37)	31	(192)
Net Interest income after (credit) provision for loan losses	12,456	12,481	12,246	11,784	11,474
Other income	3,759	3,711	3,999	3,673	2,555
Net (losses) gains on available-for-sale securities	(2)	188	26	163	1,839
Other expenses	8,517	7,948	8,052	7,794	8,263
Income before income tax provision	7,696	8,432	8,219	7,826	7,605
Income tax provision	2,109	2,291	2,230	2,129	2,064
Net income available to common shareholders	$5,587	$6,141	$5,989	$5,697	$5,541
Net income per common share – basic	$0.46	$0.51	$0.49	$0.47	$0.46
Net income per common share – diluted	$0.46	$0.51	$0.49	$0.47	$0.45

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 7 to the consolidated financial statements. Additional discussion of the Corporation’s methodology for determining the allowance for loan losses is described in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

As described in Note 5 to the consolidated financial statements, management calculates the fair values of pooled trust-preferred securities by applying discount rates to estimated cash flows for each security. Management estimated the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers, and used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. Management’s estimates of cash flows and discount rates used to calculate fair values of pooled trust-preferred securities were based on sensitive assumptions, and use of different assumptions could result in calculations of fair values that would be substantially different than the amounts calculated by management.

As described in Note 6 to the consolidated financial statements, management evaluates securities for other-than-temporary impairment (OTTI). In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions. Also, management’s estimates of cash flows used to evaluate OTTI of pooled trust-preferred securities are based on sensitive assumptions, and use of different assumptions could produce different conclusions for each security.

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2012 and March 31, 2011. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $13,123,000 in 2012, $1,038,000 (8.6%) higher than in 2011. As shown in Table IV, net changes in volume had the effect of increasing net interest income $271,000 in 2012 compared to 2011, and interest rate changes had the effect of increasing net interest income $767,000. The most significant components of the volume change in net interest income in 2012 were a decrease in interest expense of $292,000 attributable to a reduction in the balance of borrowed funds, a decrease in interest expense of $186,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit and Individual Retirement Accounts), and a decrease in interest income of $260,000 attributable to a decline in the balance of loans receivable. The most significant components of the rate change in net interest income in 2012 were a decrease in interest expense of $1,032,000 due to lower rates paid on interest-bearing deposits and a decrease in interest income of $205,000 attributable to lower rates earned on loans receivable. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 4.17% in 2012, as compared to 3.77% in 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $15,625,000 in 2012, a decrease of 3.0% from 2011. Interest and fees on loans receivable decreased $465,000, or 4.1%. As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $458,736,000 in 2012, an increase of $4,659,000 (1.0%) from 2011. Net growth in the Corporation’s taxable available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations and mortgage-backed securities and also included a significant increase in the balance of taxable municipal securities. This growth was partially offset by a reduction in the balance of U.S. Government agency bonds and pooled trust preferred securities. The Corporation’s yield on taxable securities fell in 2011 and 2012 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. The average rate of return on available-for-sale securities was 4.08% for 2012 and 4.16% in 2011.

The average balance of gross loans receivable decreased 2.8% to $702,154,000 in 2012 from $722,326,000 in 2011. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 6.27% in 2012 from 6.40% in 2011 as rates on new loans as well as existing, variable-rate loans have decreased.

The average balance of interest-bearing due from banks increased to $34,334,000 in 2012 from $31,750,000 in 2011. This has consisted primarily of balances held by the Federal Reserve. Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2011 and 2012 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years. During the fourth quarter 2011, the Corporation began investing in FDIC-insured certificates of deposit issued by other financial institutions and maturing within five years; these investments averaged $4,090,000 for 2012 and totaled $4,240,000 at March 31, 2012. The Corporation held no such investments in the first quarter 2011 or in prior periods.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,514,000, or 37.7%, to $2,502,000 in 2012 from $4,016,000 in 2011. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 1.08% in 2012 from 1.63% in 2011.

Total average deposits (interest-bearing and noninterest-bearing) decreased 0.2%, to $1,000,304,000 in 2012 from $1,002,017,000 in 2011. Decreases in the average balance of certificates of deposit and Individual Retirement Accounts were partially offset by increases in demand deposits and savings accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts have decreased significantly in 2012 as compared to 2011.

Variable-rate accounts comprised $135,106,000 of the average balance in Individual Retirement Accounts in 2012 and $150,570,000 in 2011. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed; following this change, the rate paid on these accounts was lowered several times and was 0.75% at March 31, 2012. As shown in Table III, the average rate on Individual Retirement Accounts decreased to 0.96% in 2012 from 2.99% in 2011.

Total average borrowed funds decreased $39,638,000 to $123,029,000 in 2012 from $162,667,000 in 2011. During 2011 and 2012, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. The average balance of “RepoSweep” arrangements, which are used by the Corporation to borrow funds from commercial banking customers on an overnight basis and included within short-term borrowings, declined to $4,015,000 in 2012 from $16,865,000 in 2011 primarily as a result of changes to service charges assessed on related business checking accounts. In the first quarter 2012, the Corporation took two short-term advances from the Federal Home Loan Bank of Pittsburgh (FHLB) to offset seasonal declines in deposit balances. Short-term advances averaged $3,407,000 in 2012 with no such advances outstanding during 2011. The short-term advances matured during the first quarter 2012, and none were outstanding at March 31, 2012. The average rate on borrowed funds was 3.77% in 2012, compared to 3.61% in 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2012	2011	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,733	$2,755	$(22)
Tax-exempt	1,916	1,905	11
Total available-for-sale securities	4,649	4,660	(11)
Interest-bearing due from banks	28	16	12
Loans held for sale	9	21	(12)
Loans receivable:
Taxable	10,366	10,847	(481)
Tax-exempt	573	557	16
Total loans receivable	10,939	11,404	(465)
Total Interest Income	15,625	16,101	(476)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	51	130	(79)
Money market	97	151	(54)
Savings	26	56	(30)
Certificates of deposit	826	1,041	(215)
Individual Retirement Accounts	350	1,189	(839)
Other time deposits	0	1	(1)
Total interest-bearing deposits	1,350	2,568	(1,218)
Borrowed funds:
Short-term	3	6	(3)
Long-term	1,149	1,442	(293)
Total borrowed funds	1,152	1,448	(296)
Total Interest Expense	2,502	4,016	(1,514)

Net Interest Income	$13,123	$12,085	$1,038

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table IIl - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2012	Return/	3/31/2011	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$331,007	3.32%	$327,104	3.42%
Tax-exempt	127,729	6.03%	126,973	6.08%
Total available-for-sale securities	458,736	4.08%	454,077	4.16%
Interest-bearing due from banks	34,334	0.33%	31,750	0.20%
Loans held for sale	1,057	3.42%	1,722	4.95%
Loans receivable:
Taxable	665,936	6.26%	687,253	6.40%
Tax-exempt	36,218	6.36%	35,073	6.44%
Total loans receivable	702,154	6.27%	722,326	6.40%
Total Earning Assets	1,196,281	5.25%	1,209,875	5.40%
Cash	16,891		16,985
Unrealized gain/loss on securities	17,923		(588)
Allowance for loan losses	(7,739)		(9,201)
Bank premises and equipment	18,898		22,474
Intangible Asset - Core Deposit Intangible	204		315
Intangible Asset - Goodwill	11,942		11,942
Other assets	48,282		60,758
Total Assets	$1,302,682		$1,312,560

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$161,524	0.13%	$163,479	0.32%
Money market	205,866	0.19%	203,439	0.30%
Savings	104,532	0.10%	92,625	0.25%
Certificates of deposit	191,924	1.73%	212,133	1.99%
Individual Retirement Accounts	146,241	0.96%	161,174	2.99%
Other time deposits	942	0.00%	956	0.42%
Total interest-bearing deposits	811,029	0.67%	833,806	1.25%
Borrowed funds:
Short-term	7,422	0.16%	16,865	0.14%
Long-term	115,607	4.00%	145,802	4.01%
Total borrowed funds	123,029	3.77%	162,667	3.61%
Total Interest-bearing Liabilities	934,058	1.08%	996,473	1.63%
Demand deposits	189,275		168,211
Other liabilities	9,452		6,461
Total Liabilities	1,132,785		1,171,145
Stockholders' equity, excluding other comprehensive income/loss	158,801		142,054
Other comprehensive income/loss	11,096		(639)
Total Stockholders' Equity	169,897		141,415
Total Liabilities and Stockholders' Equity	$1,302,682		$1,312,560
Interest Rate Spread		4.17%		3.77%
Net Interest Income/Earning Assets		4.41%		4.05%

Total Deposits (Interest-bearing and Demand)	$1,000,304		$1,002,017

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/12 vs. 3/31/11
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$40	$(62)	$(22)
Tax-exempt	18	(7)	11
Total available-for-sale securities	58	(69)	(11)
Interest-bearing due from banks	1	11	12
Loans held for sale	(6)	(6)	(12)
Loans receivable:
Taxable	(282)	(199)	(481)
Tax-exempt	22	(6)	16
Total loans receivable	(260)	(205)	(465)
Total Interest Income	(207)	(269)	(476)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	(2)	(77)	(79)
Money market	2	(56)	(54)
Savings	6	(36)	(30)
Certificates of deposit	(91)	(124)	(215)
Individual Retirement Accounts	(101)	(738)	(839)
Other time deposits	0	(1)	(1)
Total interest-bearing deposits	(186)	(1,032)	(1,218)
Borrowed funds:
Short-term	(4)	1	(3)
Long-term	(288)	(5)	(293)
Total borrowed funds	(292)	(4)	(296)
Total Interest Expense	(478)	(1,036)	(1,514)

Net Interest Income	$271	$767	$1,038

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011.

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

In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The estimated yield to maturity is 147.03%. The security has a face amount of $2,000,000, matures in May 2012, and has an interest rate which adjusts quarterly based on three-month LIBOR. The security had an amortized cost of $1,599,000 and a fair value of $2,000,000 at March 31, 2012.

The actual and estimated future amounts of accretion income from this security are as follows:

Accretion of
Prior OTTI
4th Quarter 2010 (Actual)	$83
1st Quarter 2011 (Actual)	111
2nd Quarter 2011 (Actual)	160
3rd Quarter 2011 (Actual)	229
4th Quarter 2011 (Actual)	325
1st Quarter 2012 (Actual)	457
2nd Quarter 2012 (Estimated)	398
Total	$1,763

TABLE V – COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2012	2011	Change	Change
Service charges on deposit accounts	$1,161	$1,131	$30	2.7
Service charges and fees	220	218	2	0.9
Trust and financial management revenue	929	877	52	5.9
Brokerage revenue	168	123	45	36.6
Insurance commissions, fees and premiums	34	68	(34)	(50.0)
Interchange revenue from debit card transactions	495	452	43	9.5
Net gains from sales of loans	265	259	6	2.3
Increase in cash surrender value of life insurance	119	122	(3)	(2.5)
Net gain (loss) from other real estate	104	(19)	123	(647.4)
Impairment loss on limited partnership investment	0	(948)	948	(100.0)
Other operating income	264	272	(8)	(2.9)
Total other operating income before realized (losses)
gains on available-for-sale securities, net	$3,759	$2,555	$1,204	47.1

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST INCOME - THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Table V excludes realized gains and losses on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $1,204,000 or 47.1%, in the first quarter 2012 as compared to the first quarter 2011. The most significant variances are as follows:

•	In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,032,000 at March 31, 2012. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in 2011.

•	Net gains from sales of real estate acquired from foreclosures (other real estate) amounted to $104,000 in the first quarter 2012 as compared to a loss of $19,000 in the first quarter 2011. The Corporation recognized a gain (not adjusted for prior loan charge-off and foregone interest income amounts) of $93,000 in the first quarter 2012 on the sale of a commercial property that had a carrying value in foreclosed assets held for sale of $765,000 at December 31, 2011.

TABLE VI – COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2012	2011	Change	Change
Salaries and wages	$3,575	$3,401	$174	5.1
Pensions and other employee benefits	1,366	1,306	60	4.6
Occupancy expense, net	636	732	(96)	(13.1)
Furniture and equipment expense	482	484	(2)	(0.4)
FDIC Assessments	146	325	(179)	(55.1)
Pennsylvania shares tax	332	319	13	4.1
Other operating expense	1,980	1,696	284	16.7

Total Other Expense	$8,517	$8,263	$254	3.1

NONINTEREST EXPENSE - THREE MONTHS ENDED MARCH 31, 2012 AND 2011

As shown in Table VI, total noninterest expense increased $254,000 or 3.1% in the first quarter 2012 as compared to the first quarter 2011. Significant variances include the following:

•	Salaries and wages increased $174,000, or 5.1%. In addition to the impact of annual merit-based salary increases, the number of employees has increased slightly over the past few quarters, mainly with the addition of lending-related personnel. The Corporation employed 291 full-time equivalent employees in March 2012, up from 286 in March 2011.

•	Pensions and other employee benefits increased $60,000, or 4.6%, including an increase of $69,000 in group health insurance expense.

•	Occupancy expense decreased $96,000, or 13.1%. Within this category, snow removal and related expenses were $44,000 lower in 2012, reflecting the milder winter weather throughout the Corporation’s market area. Depreciation expense was $43,000 lower in 2012, mainly due to the impact of the sale of the Court Street, Williamsport property in the third quarter 2011. In connection with the sale, the Corporation entered into a lease arrangement to continue to use a portion of the building. The lease is accounted for as an operating lease. Management estimates that total building-related expenses (including the effects of lower depreciation referred to above) for this location were $40,000 lower in the first quarter 2012 than in the first quarter 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

•	FDIC Assessments decreased $179,000, or 55.1%. Effective April 1, 2011, the FDIC’s method of determining assessments to banks changed, with the new methodology resulting in higher assessments to larger, more complex or higher-risk institutions, and smaller assessments to many community and small regional banks. The Corporation’s estimated first quarter 2012 FDIC assessment is substantially lower than the first quarter 2011 amount, reflecting the new methodology. The favorable decline also reflects rate changes attributed to improvements in the Corporation’s risk profile based on financial ratios.

•	Other operating expense increased $284,000, or 16.7%. This category includes many different types of expenses, with the most significant differences in amounts between the first quarter 2012 and 2011 as follows:

➢	Software-related subscriptions and updates, mainly related to lending-related activities, up $74,000, or 50.9%
➢	Postage, up $43,000, or 41.7%
➢	Expenses associated with other real estate properties, up $41,000
➢	Stock option expense for Independent Directors, up $37,000, reflecting higher awards in January 2012 based on 2011 performance
➢	Fees paid related to interchange and ATM processing, up $32,000, or 13.2%
➢	Advertising expense, up $27,000, or 35.3%, and
➢	Professional fees, up $25,000, or 28.6%.

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

Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2012.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. Note 7 to the consolidated financial statements provides an overview of the process management uses for evaluating and determining the allowance for loan losses.

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

The allowance for loan losses of $7,370,000 at March 31, 2012 was down from $7,705,000 at December 31, 2011. Table VIII shows that the specific allowance on impaired loans totaled $1,126,000 at March 31, 2012, which was the same total as at December 31, 2011. There were changes in the allowance amounts on some of the individual impaired loans; however, the changes were not significant, with the largest change an increase in the allowance of $57,000 on one loan. Table VIII also shows that the collectively determined components of the allowance fell by a total of $337,000 as of March 31, 2012 compared to December 31, 2011, including a decrease related to commercial loans of $230,000. The collectively determined allowance fell in the most recent quarter, in part, because total outstanding loans decreased for each segment of the portfolio. Also, for the commercial segment, the net charge-off percentage used to determine a portion of the collectively determined allowance was lower in the first quarter 2012 as compared to the percentage used throughout 2011. (The Corporation uses net charge-offs as a percentage of average outstanding loans for the previous three calendar years to estimate a portion of the collectively determined allowance.) The net charge-off percentages did not change significantly for the residential mortgage and consumer segments, and the qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly at March 31, 2012 as compared to December 31, 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As shown in Table VII, the Corporation recorded a credit for loan losses of $182,000 for the first quarter 2012 and a credit for loan losses of $192,000 for the first quarter 2011. The credit for loan losses in the first quarter 2012 reflected the reduction in the collectively determined portion of the allowance for loan losses, mainly due to lower outstanding loan balances and the lower average 3-year net charge-off factor for commercial loans, as described above. In the first quarter 2011, the credit for loan losses included the impact of a reduction in the allowance on impaired loans, as a loan was paid off in full for which the Corporation had established a specific allowance of $150,000 at December 31, 2010. Also, collectively determined allowances were lower at March 31, 2011 than at December 31, 2010 as a result of lower outstanding loan balances. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. Note 7 to the consolidated financial statements includes a summary of the provision for loan losses and activity in the allowance for loan losses, by segment and class, for the first quarter 2012 and 2011.

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Virtually all of the amounts presented in Table IX were lower at March 31, 2012 as compared to December 31, 2011, including a significant improvement in total loans past due 30-89 days and still accruing interest, mainly due to a lower amount of past due residential mortgage loans. Each period presented in Table IX includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

As shown in Table IX, loans classified as TDRs were significantly higher at March 31, 2012 and December 31, 2011 as compared to the previous year-end balances presented. The increase in TDRs reflects the impact of the (ASU 2011-02) accounting guidance which became effective in 2011, as modifications such as extensions of terms and maturities that would have not been considered TDRs in the past (because the contractual interest rate had not been changed) are now considered TDRs because the current (un-modified) contractual rate would be considered less than a market rate for the applicable borrower.

The outstanding balance of TDRs at December 31, 2011 included a balance of $466,000 related to six commercial loans secured by real estate stemming from a forbearance agreement entered into with one commercial customer. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In the first quarter 2012, the loans were not repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at March 31, 2012. The outstanding balance of the loans was $466,000 at March 31, 2012. The loans were in nonaccrual status at March 31, 2012 and December 31, 2011. At March 31, 2012, the risk rating of the loans was Substandard, while the risk rating of the loans was Doubtful at December 31, 2011. Based on management’s estimate of the value of the underlying collateral, net of selling costs, the Corporation had no allowance for loan losses associated with these loans at March 31, 2012 and December 31, 2011.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2012. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	3 Months Ended
	March 31,	March 31,	Years Ended December 31,
	2012	2011	2011	2010	2009	2008	2007
Balance, beginning of year	$7,705	$9,107	$9,107	$8,265	$7,857	$8,859	$8,201
Charge-offs:
Residential mortgage	(138)	(52)	(100)	(340)	(146)	(173)	(149)
Commercial	0	0	(1,189)	(91)	(39)	(1,607)	(174)
Consumer	(38)	(45)	(157)	(188)	(293)	(259)	(221)
Total charge-offs	(176)	(97)	(1,446)	(619)	(478)	(2,039)	(544)
Recoveries:
Residential mortgage	0	0	3	55	8	19	5
Commercial	1	1	255	113	77	22	31
Consumer	22	27	71	102	121	87	50
Total recoveries	23	28	329	270	206	128	86
Net charge-offs	(153)	(69)	(1,117)	(349)	(272)	(1,911)	(458)
Allowance for loan losses recorded in acquisition	0	0	0	0	0	0	587
(Credit) provision for loan losses	(182)	(192)	(285)	1,191	680	909	529
Balance, end of period	$7,370	$8,846	$7,705	$9,107	$8,265	$7,857	$8,859

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	As of
	March 31,	As of December 31,
	2012	2011	2010	2009	2008	2007
ASC 310 - Impaired loans	$1,126	$1,126	$2,288	$1,126	$456	$2,255
ASC 450 - Collective segments:
Commercial	2,581	2,811	3,047	2,677	2,654	1,870
Residential mortgage	3,045	3,130	3,227	3,859	3,920	4,201
Consumer	182	204	232	281	399	533
Unallocated	436	434	313	322	428	0
Total Allowance	$7,370	$7,705	$9,107	$8,265	$7,857	$8,859

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX – PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of
	March 31,	As of December 31,
	2012	2011	2010	2009	2008	2007

Impaired loans with a valuation allowance	$3,299	$3,433	$5,457	$2,690	$2,230	$5,361
Impaired loans without a valuation allowance	3,678	4,431	3,191	3,257	3,435	857
Total impaired loans	$6,977	$7,864	$8,648	$5,947	$5,665	$6,218

Total loans past due 30-89 days and still accruing	$5,827	$7,898	$7,125	$9,445	$9,875	$10,822

Nonperforming assets:
Total nonaccrual loans	$6,961	$7,197	$10,809	$9,092	$7,200	$6,955
Total loans past due 90 days or more and still accruing	1,252	1,267	727	31	1,305	1,200
Foreclosed assets held for sale (real estate)	977	1,235	537	873	298	258

Total nonperforming assets	$9,190	$9,699	$12,073	$9,996	$8,803	$8,413

Total nonperforming assets as a % of assets	0.70%	0.73%	0.92%	0.76%	0.69%	0.66%

Loans subject to troubled debt restructurings (TDRs):
Performing	$960	$1,064	$645	$326	$0	$0
Nonperforming	1,973	2,413	0	0	0	0
Total TDRs	$2,933	$3,477	$645	$326	$0	$0

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)

	March 31,	As of December 31,
	2012	2011	2010	2009	2008	2007
Residential mortgage:
Residential mortgage loans - first liens	$326,343	$331,015	$333,012	$340,268	$353,909	$363,467
Residential mortgage loans - junior liens	27,590	28,851	31,590	35,734	40,657	40,392
Home equity lines of credit	30,534	30,037	26,853	23,577	21,304	20,542
1-4 Family residential construction	8,409	9,959	14,379	11,452	11,262	4,742
Total residential mortgage	392,876	399,862	405,834	411,031	427,132	429,143

Commercial:
Commercial loans secured by real estate	158,323	156,388	167,094	163,483	165,979	144,742
Commercial and industrial	54,370	57,191	59,005	49,753	48,295	52,241
Political subdivisions	36,517	37,620	36,480	37,598	38,790	33,013
Commercial construction	23,577	23,518	24,004	15,264	13,730	17,755
Loans secured by farmland	10,334	10,949	11,353	11,856	9,140	8,287
Multi-family (5 or more) residential	6,326	6,583	7,781	8,338	8,367	9,004
Agricultural loans	2,982	2,987	3,472	3,848	4,495	3,553
Other commercial loans	323	552	392	638	884	1,010
Total commercial	292,752	295,788	309,581	290,778	289,680	269,605
Consumer	11,960	12,665	14,996	19,202	26,732	37,193
Total	697,588	708,315	730,411	721,011	743,544	735,941
Less: allowance for loan losses	(7,370)	(7,705)	(9,107)	(8,265)	(7,857)	(8,859)
Loans, net	$690,218	$700,610	$721,304	$712,746	$735,687	$727,082

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2012, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $33,236,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,119,000 at March 31, 2012.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2012 and December 31, 2011 are as follows:

	Outstanding		Available		Total Credit
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
(In Thousands)	2012	2011	2012	2011	2012	2011
Federal Home Loan Bank of Pittsburgh	$30,202	$40,363	$295,333	$292,304	$325,535	$332,667
Federal Reserve Bank Discount Window	0	0	26,049	27,438	26,049	27,438
Other correspondent banks	0	0	45,000	25,000	45,000	25,000
Total credit facilities	$30,202	$40,363	$366,382	$344,742	$396,584	$385,105

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2012 and December 31, 2011, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding at either date.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At March 31, 2012, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $237,602,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at March 31, 2012 and December 31, 2011 are presented below. Management believes, as of March 31, 2012 and December 31, 2011, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$155,294	22.01%	$56,450	³8%	n/a	n/a
C&N Bank	142,682	20.45%	55,805	³8%	$69,756	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	146,778	20.80%	28,225	³4%	n/a	n/a
C&N Bank	135,238	19.39%	28,902	³4%	41,854	≥6%
Tier 1 capital to average assets:
Consolidated	146,778	11.50%	51,052	³4%	n/a	n/a
C&N Bank	135,238	10.68%	50,671	³4%	63,339	≥5%

December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$149,898	21.17%	$56,636	³8%	n/a	n/a
C&N Bank	137,717	19.66%	56,046	³8%	$70,058	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	141,255	19.95%	28,318	³4%	n/a	n/a
C&N Bank	129,978	18.55%	28,023	³4%	42,035	≥6%
Tier 1 capital to average assets:
Consolidated	141,255	10.93%	51,712	³4%	n/a	n/a
C&N Bank	129,978	10.14%	51,285	³4%	64,107	≥5%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $10,852,000 at March 31, 2012 and $10,791,000 at December 31, 2011. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2012.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($478,000) at March 31, 2012 and ($631,000) at December 31, 2011.

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. Accordingly, the Corporation has included Statements of Comprehensive Income in the unaudited consolidated financial statements for the three-month periods ended March 31, 2012 and 2011.

Comprehensive Income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as Other Comprehensive Income. Changes in the components of Accumulated Other Comprehensive Income (Loss) are included in Other Comprehensive Income, and for the Corporation, consist of changes in unrealized gains or losses on available-for-sale securities and changes in underfunded defined benefit plans. Comprehensive Income totaled $5,801,000 in the first quarter 2012 and $8,300,000 in the first quarter 2011. Although net income was slightly higher for the first quarter 2012 than in the first quarter 2011, Comprehensive Income was higher in the first quarter 2011 because the amount of unrealized gains on available-for-sale securities, net of deferred income tax, was $2,829,000 as compared to $61,000 in the first quarter 2012.

INCOME TAXES

The effective income tax rate was approximately 27% of pre-tax income for the first quarter 2012 and 2011. The provision for income tax for the three-month periods ended march 31, 2012 and 2011 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2012, the net deferred tax asset was $5,003,000, down from the balance at December 31, 2011 of $6,173,000. The main reason for the decrease in deferred tax asset is related to general business credit carryforwards, which fell to $233,000 at March 31, 2012 from $831,000 at December 31, 2011. The reduction in deferred tax asset for general business credit carryforwards resulted from estimated utilization of the credits that would occur based on first quarter 2012 activity. The amount of general business credits to be utilized for the first quarter 2012 was calculated based on the estimated excess of the Corporation’s regular tax liability over the alternative minimum tax liability.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at March 31, 2012 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 10 to the unaudited, consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through early 2012. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth.

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

Table XI, which follows this discussion, is based on the results of calculations performed using the simulation model as of February 29, 2012 and October 31, 2011. The table shows that as of February 29, 2012 and October 31, 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if three-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. Three-month LIBOR was 0.48% at February 29, 2012 and 0.43% at October 31, 2011, and has not exceeded 5.15% since the embedded caps were acquired. The embedded cap on one of the $40 million borrowings expired in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

February 29, 2012 Data
(In Thousands)	Period Ending February 28, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$64,964	$27,953	$37,011	-16.5%	25.0%
+300	62,246	22,851	39,395	-11.1%	20.0%
+200	59,475	18,159	41,316	-6.8%	15.0%
+100	56,578	13,661	42,917	-3.1%	10.0%
0	53,473	9,162	44,311	0.0%	0.0%
-100	50,334	8,014	42,320	-4.5%	10.0%
-200	49,381	8,009	41,372	-6.6%	15.0%
-300	49,065	8,009	41,056	-7.3%	20.0%
-400	48,921	8,009	40,912	-7.7%	25.0%

Market Value of Portfolio Equity at February 29, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$166,838	-21.2%	50.0%
+300	180,683	-14.6%	45.0%
+200	193,449	-8.6%	35.0%
+100	203,624	-3.8%	25.0%
0	211,640	0.0%	0.0%
-100	206,413	-2.5%	25.0%
-200	220,308	4.1%	35.0%
-300	253,399	19.7%	45.0%
-400	294,290	39.1%	50.0%

October 31, 2011 Data
(In Thousands)	Period Ending October 31, 2012

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$66,369	$29,617	$36,752	-18.0%	25.0%
+300	63,690	24,535	39,155	-12.6%	20.0%
+200	60,927	19,806	41,121	-8.2%	15.0%
+100	58,095	15,076	43,019	-4.0%	10.0%
0	55,164	10,346	44,818	0.0%	0.0%
-100	51,929	8,720	43,209	-3.6%	10.0%
-200	50,441	8,680	41,761	-6.8%	15.0%
-300	49,961	8,680	41,281	-7.9%	20.0%
-400	49,828	8,680	41,148	-8.2%	25.0%

Market Value of Portfolio Equity at October 31, 2011

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$153,307	-23.2%	50.0%
+300	165,701	-17.0%	45.0%
+200	178,261	-10.7%	35.0%
+100	189,315	-5.2%	25.0%
0	199,726	0.0%	0.0%
-100	197,329	-1.2%	25.0%
-200	211,794	6.0%	35.0%
-300	238,309	19.3%	45.0%
-400	278,876	39.6%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 6 of the consolidated financial statements, the Corporation recognized an impairment loss in earnings related to a bank stock of $67,000 in the first quarter 2012. The Corporation recognized no OTTI losses related to bank stocks in the first quarter 2011.

Equity securities held as of March 31, 2012 and December 31, 2011 are presented in Table XII. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XII does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2012.

TABLE XII - EQUITY SECURITIES RISK

(In Thousands)

	Mar. 31,	Dec. 31,
	2012	2011
Cost	$6,151	$5,643
Fair Value	8,699	7,728
Hypothetical 10% Decline In Market Value	(870)	(773)
Hypothetical 20% Decline In Market Value	(1,740)	(1,546)

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
There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 24, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of March 31, 2012, the maximum additional value available for purchases under this program was $980,694.

In the first quarter 2012, the Corporation made no purchases of its equity securities.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved

Item 5.	Other Information
None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of Security holders, including indentures	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 8, 2012	Filed herewith

100. XBRL-related documents	Not applicable

101. Interactive data file	Furnished herewith*

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION

May 8, 2012	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

May 8, 2012	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

