Form 10-Q
period 2012-06-30
CITIZENS & NORTHERN CORP
filed 2012-08-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,236,327 Shares Outstanding on August 2, 2012

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – June 30, 2012 and December 31, 2011	Page 3

Consolidated Statements of Operations (Unaudited) – Three Months and Six Months Ended June 30, 2012 and 2011	Page 4

Consolidated Statements of Comprehensive Income (Unaudited) – Three Months and Six Months Ended June 30, 2012 and 2011	Page 5

Consolidated Statements of Cash Flows (Unaudited) – Six Months Ended June 30, 2012 and 2011	Page 6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Six Months Ended June 30, 2012 and 2011	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 35

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 36 – 55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 55 – 58

Item 4. Controls and Procedures	Page 58

Part II. Other Information	Pages 59 – 60

Signatures

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

Exhibit 32. Section 1350 Certifications

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands Except Share Data)	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks:
Noninterest-bearing	$19,815	$17,618
Interest-bearing	49,343	42,957
Total cash and due from banks	69,158	60,575
Available-for-sale securities, at fair value	478,368	481,685
Loans held for sale	3,190	939

Loans receivable	704,434	708,315
Allowance for loan losses	(7,657)	(7,705)
Loans, net	696,777	700,610
Bank-owned life insurance	21,125	20,889
Accrued interest receivable	4,556	4,797
Bank premises and equipment, net	19,090	19,028
Foreclosed assets held for sale	904	1,235
Deferred tax asset, net	3,962	6,173
Intangible asset - Core deposit intangibles	175	212
Intangible asset – Goodwill	11,942	11,942
Other assets	18,280	15,650
TOTAL ASSETS	$1,327,527	$1,323,735

LIABILITIES
Deposits:
Noninterest-bearing	$199,089	$193,595
Interest-bearing	830,367	824,611
Total deposits	1,029,456	1,018,206
Short-term borrowings	4,242	4,950
Long-term borrowings	110,038	125,363
Accrued interest and other liabilities	7,729	7,831
TOTAL LIABILITIES	$1,151,465	1,156,350

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at June 30, 2012 and December 31, 2011	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2012 and 2011; issued 12,489,836 at June 30, 2012 and 12,460,920 at December 31, 2011	12,490	12,461
Paid-in capital	67,817	67,568
Retained earnings	88,956	82,302
Treasury stock, at cost; 254,519 shares at June 30, 2012 and 305,391 shares at December 31, 2011	(4,255)	(5,106)
Sub-total	165,008	157,225
Accumulated other comprehensive income:
Unrealized gains on available-for-sale securities	11,519	10,791
Defined benefit plans	(465)	(631)
Total accumulated other comprehensive income	11,054	10,160
TOTAL STOCKHOLDERS' EQUITY	176,062	167,385
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,327,527	$1,323,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data) (Unaudited)	June 30,	June 30,	6 Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$10,265	$10,854	$20,640	$21,722
Interest on balances with depository institutions	31	16	59	32
Interest on loans to political subdivisions	375	372	752	747
Income from available-for-sale and held-to-maturity securities:
Taxable	2,520	2,849	5,178	5,542
Tax-exempt	1,265	1,291	2,528	2,575
Dividends	73	61	148	123
Total interest and dividend income	14,529	15,443	29,305	30,741
INTEREST EXPENSE
Interest on deposits	1,271	2,267	2,621	4,835
Interest on short-term borrowings	1	8	4	14
Interest on long-term borrowings	1,129	1,353	2,278	2,795
Total interest expense	2,401	3,628	4,903	7,644
Net interest income	12,128	11,815	24,402	23,097
Provision (credit) for loan losses	367	31	185	(161)
Net interest income after provision (credit) for loan losses	11,761	11,784	24,217	23,258
OTHER INCOME
Service charges on deposit accounts	1,256	1,225	2,417	2,356
Service charges and fees	235	207	455	425
Trust and financial management revenue	960	946	1,889	1,823
Interchange revenue from debit card transactions	488	485	983	937
Net gains from sale of loans	373	155	638	414
Increase in cash surrender value of life insurance	117	132	236	254
Insurance commissions, fees and premiums	73	58	107	126
Impairment loss on limited partnership investment	0	0	0	(948)
Other operating income	593	465	1,129	841
Sub-total	4,095	3,673	7,854	6,228
Total other-than-temporary impairment losses on available-for-sale securities	0	0	(67)	0
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	0	0	0	0
Net impairment losses recognized in earnings	0	0	(67)	0
Realized gains on available-for-sale securities, net	203	163	268	2,002
Net realized gains on available-for-sale securities	203	163	201	2,002
Total other income	4,298	3,836	8,055	8,230
OTHER EXPENSES
Salaries and wages	3,586	3,469	7,161	6,870
Pensions and other employee benefits	1,090	1,018	2,456	2,324
Occupancy expense, net	628	665	1,264	1,397
Furniture and equipment expense	461	453	943	937
FDIC Assessments	157	189	303	514
Pennsylvania shares tax	340	320	672	639
Other operating expense	2,018	1,680	3,998	3,376
Total other expenses	8,280	7,794	16,797	16,057
Income before income tax provision	7,779	7,826	15,475	15,431
Income tax provision	2,094	2,129	4,203	4,193
NET INCOME	$5,685	$5,697	$11,272	$11,238
NET INCOME PER SHARE - BASIC	$0.46	$0.47	$0.92	$0.92
NET INCOME PER SHARE - DILUTED	$0.46	$0.47	$0.92	$0.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$5,685	$5,697	$11,272	$11,238

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	1,227	5,949	1,571	12,074
Reclassification adjustment for gains realized in income	(203)	(163)	(201)	(2,002)
Other comprehensive gain on available-for-sale securities	1,024	5,786	1,370	10,072

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	0	(3)	200	(122)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	20	14	40	27
Other comprehensive gain (loss) on unfunded retirement obligations	20	11	240	(95)

Other comprehensive income before income tax	1,044	5,797	1,610	9,977
Income tax related to other comprehensive income	(364)	(1,969)	(716)	(3,390)

Net other comprehensive income	680	3,828	894	6,587

Total comprehensive income	$6,365	$9,525	$12,166	$17,825

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30,
(In Thousands) (Unaudited)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,272	$11,238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	185	(161)
Realized gains on available-for-sale securities, net	(201)	(2,002)
Gain on disposition of premises and equipment	(270)	0
Loss on sale of foreclosed assets, net	80	43
Depreciation expense	964	1,058
Accretion and amortization on securities, net	416	753
Accretion and amortization on loans, deposits and borrowings, net	(26)	(18)
Amortization of mortgage servicing rights	44	29
Impairment loss on limited partnership interest	0	948
Increase in cash surrender value of life insurance	(236)	(254)
Stock-based compensation	411	351
Amortization of core deposit intangibles	37	57
Deferred income taxes	1,495	2,562
Gains on sales of mortgage loans, net	(638)	(414)
Origination of mortgage loans for sale	(22,121)	(8,453)
Proceeds from sales of mortgage loans	20,379	13,807
(Increase) decrease in accrued interest receivable and other assets	(2,517)	2,750
(Decrease) increase in accrued interest payable and other liabilities	(308)	507
Net Cash Provided by Operating Activities	8,966	22,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(960)	0
Proceeds from sales of available-for-sale securities	11,781	16,615
Proceeds from calls and maturities of available-for-sale securities	56,423	54,054
Purchase of available-for-sale securities	(63,502)	(79,627)
Redemption of Federal Home Loan Bank of Pittsburgh stock	648	796
Net decrease in loans	3,159	14,424
Purchase of premises and equipment	(1,028)	(266)
Proceeds from disposition of premises and equipment	454	0
Purchase of investment in limited liability entity	(534)	(200)
Return of principal on limited liability entity investments	47	70
Proceeds from sale of foreclosed assets	858	230
Net Cash Provided by Investing Activities	7,346	6,096
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	11,244	(8,996)
Net (decrease) increase in short-term borrowings	(708)	1,930
Repayments of long-term borrowings	(15,325)	(15,313)
Purchase of treasury stock	0	(571)
Sale of treasury stock	155	16
Tax benefit from compensation plans	30	31
Common dividends paid	(4,085)	(2,903)
Net Cash Used in Financing Activities	(8,689)	(25,806)
INCREASE IN CASH AND CASH EQUIVALENTS	7,623	3,091
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,815	46,301
CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,438	$49,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$521	$1,401
Accrued purchase of available-for-sale securities	$230	$0
Interest paid	$5,117	$7,694
Income taxes paid	$3,050	$400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2012 and 2011

(In Thousands Except Share and Per Share Data)						Accum. Other
(Unaudited)	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Six Months Ended June 30, 2012:
Balance, December 31, 2011	12,460,920	305,391	$12,461	$67,568	$82,302	$10,160	$(5,106)	$167,385
Net income					11,272			11,272
Other comprehensive income, net						894		894
Cash dividends declared on common stock, $.38 per share					(4,640)			(4,640)
Shares issued for dividend reinvestment Plan	28,916		29	526				555
Shares issued from treasury related to exercise of stock options		(10,352)		(19)			174	155
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		2,032		34			(34)	0
Stock-based compensation expense				411				411
Tax benefit of stock options				8				8
Tax benefit from employee benefit plan					22			22
Balance, June 30, 2012	12,489,836	254,519	$12,490	$67,817	$88,956	$11,054	$(4,255)	$176,062

Six Months Ended June 30, 2011:
Balance, December 31, 2010	12,408,212	254,614	$12,408	$66,648	$65,920	($1,601)	$(4,431)	$138,944
Net income					11,238			11,238
Other comprehensive income, net						6,587		6,587
Cash dividends declared on common stock, $.27 per share					(3,287)			(3,287)
Shares issued for dividend reinvestment plan	24,556		25	359				384
Treasury stock purchased		40,302					(571)	(571)
Shares issued from treasury related to exercise of stock options		(1,108)		(3)			19	16
Restricted stock granted		(15,622)		(272)			272	0
Forfeiture of restricted stock		189		3			(3)	0
Stock-based compensation expense				351				351
Tax benefit from employee benefit plan					31			31
Balance, June 30, 2011	12,432,768	278,375	$12,433	$67,086	$73,902	$4,986	$(4,714)	$153,693

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

Operating results reported for the three-month and six-month periods ended June 30, 2012 might not be indicative of the results for the year ending December 31, 2012. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2012
Earnings per share – basic	$11,272,000	12,216,339	$0.92
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		204,836
Hypothetical share repurchase at $19.35		(177,872)
Earnings per share – diluted	$11,272,000	12,243,303	$0.92

Six Months Ended June 30, 2011
Earnings per share – basic	$11,238,000	12,176,027	$0.92
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		93,266
Hypothetical share repurchase at $15.58		(90,140)
Earnings per share – diluted	$11,238,000	12,179,153	$0.92

Quarter Ended June 30, 2012
Earnings per share – basic	$5,685,000	12,225,808	$0.46
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		137,591
Hypothetical share repurchase at $18.26		(120,566)
Earnings per share – diluted	$5,685,000	12,242,833	$0.46

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended June 30, 2011
Earnings per share – basic	$5,697,000	12,177,110	$0.47
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		92,449
Hypothetical share repurchase at $15.58		(89,360)
Earnings per share – diluted	$5,697,000	12,180,199	$0.47

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 147,509 shares in the six-month period ended June 30, 2012, 225,245 shares in the six-month period ended June 30, 2011, 210,875 shares in the second quarter 2012 and 224,063 shares in the second quarter 2011.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2012
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$1,571	$(712)	$859
Reclassification adjustment for gains realized in income	(201)	70	(131)
Other comprehensive gain on available-for-sale securities	1,370	(642)	728

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	200	(61)	139
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	40	(13)	27
Other comprehensive gain on unfunded retirement obligations	240	(74)	166

Total other comprehensive income	$1,610	$(716)	$894

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2011
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$12,074	$(4,103)	$7,971
Reclassification adjustment for gains realized in income	(2,002)	681	(1,321)
Other comprehensive gain on available-for-sale securities	10,072	(3,422)	6,650

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	(122)	41	(81)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	27	(9)	18
Other comprehensive loss on unfunded retirement obligations	(95)	32	(63)

Total other comprehensive income	$9,977	$(3,390)	$6,587

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Quarter Ended June 30, 2012
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$1,227	$(428)	$799
Reclassification adjustment for gains realized in income	(203)	71	(132)
Other comprehensive gain on available-for-sale securities	1,024	(357)	667

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	20	(7)	13
Other comprehensive gain on unfunded retirement obligations	20	(7)	13

Total other comprehensive income	$1,044	$(364)	$680

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Quarter Ended June 30, 2011
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,949	$(2,021)	$3,928
Reclassification adjustment for gains realized in income	(163)	56	(107)
Other comprehensive gain on available-for-sale securities	5,786	(1,965)	3,821

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	(3)	1	(2)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	14	(5)	9
Other comprehensive gain on unfunded retirement obligations	11	(4)	7

Total other comprehensive income	$5,797	$(1,969)	$3,828

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows:

			Accumulated
	Unrealized	Unfunded	Other
	Holding Gains	Retirement	Comprehensive
	on Securities	Obligations	Income
Six Months Ended June 30, 2012
Balance, beginning of period	$10,791	$(631)	$10,160
Change during six months ended June 30, 2012	728	166	894
Balance, end of period	$11,519	$(465)	$11,054

Six Months Ended June 30, 2011
Balance, beginning of period	$(1,351)	$(250)	$(1,601)
Change during six months ended June 30, 2011	6,650	(63)	6,587
Balance, end of period	$5,299	$(313)	$4,986

Quarter Ended June 30, 2012
Balance, beginning of period	$10,852	$(478)	$10,374
Change during three months ended June 30, 2012	667	13	680
Balance, end of period	$11,519	$(465)	$11,054

Quarter Ended June 30, 2011
Balance, beginning of period	$1,478	$(320)	$1,158
Change during three months ended June 30, 2011	3,821	7	3,828
Balance, end of period	$5,299	$(313)	$4,986

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2012 and December 31, 2011 include the following:

(In thousands)	June 30,	Dec. 31,
	2012	2011
Cash and cash equivalents	$64,438	$56,815
Certificates of deposit	4,720	3,760
Total cash and due from banks	$69,158	$60,575

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $13,739,000 at June 30, 2012 and $14,035,000 at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, assets measured at fair value and the valuation methods used are as follows:

		June 30, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$23,916	$0	$23,916
Obligations of states and political subdivisions:
Tax-exempt	0	141,140	0	141,140
Taxable	0	19,924	0	19,924
Mortgage-backed securities	0	108,426	0	108,426
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	165,923	0	165,923
Trust preferred securities issued by individual institutions	0	6,221	0	6,221
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	2,386	2,386
Pooled trust preferred securities - mezzanine tranches	0	0	1,146	1,146
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	466,210	3,532	469,742
Marketable equity securities	8,626	0	0	8,626
Total available-for-sale securities	8,626	466,210	3,532	478,368
Servicing rights	0	0	460	460
Total recurring fair value measurements	$8,626	$466,210	$3,992	$478,828

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,434	$3,434
Valuation allowance	0	0	(1,303)	(1,303)
Impaired loans, net	0	0	2,131	2,131
Foreclosed assets held for sale	0	0	904	904
Total nonrecurring fair value measurements	$0	$0	$3,035	$3,035

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2011
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$25,587	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	0	132,962	0	132,962
Taxable	0	14,334	0	14,334
Mortgage-backed securities	0	121,769	0	121,769
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	165,131	0	165,131
Trust preferred securities issued by individual institutions	0	8,146	0	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	4,638	4,638
Pooled trust preferred securities - mezzanine tranches	0	0	730	730
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	468,589	5,368	473,957
Marketable equity securities	7,728	0	0	7,728
Total available-for-sale securities	7,728	468,589	5,368	481,685
Servicing rights	0	0	375	375
Total recurring fair value measurements	$7,728	$468,589	$5,743	$482,060

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,433	$3,433
Valuation allowance	0	0	(1,126)	(1,126)
Impaired loans, net	0	0	2,307	2,307
Foreclosed assets held for sale	0	0	1,235	1,235
Total nonrecurring fair value measurements	$0	$0	$3,542	$3,542

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at June 30, 2012 for assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	6/30/12	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		6/30/12
Pooled trust preferred securities - senior tranches	$2,386	Discounted cash flow	Issuer defaults	46.15%	Actual Deferrals and Defaults as % of Outstanding Collateral
				23.31%	Expected Additional Net Deferrals and Defaults as % of Performing Collateral
			Issuer prepayments	34.99%	Expected Issuer Prepayments as % of Performing Collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Pooled trust preferred securities - mezzanine tranches	1,146	Discounted cash flow	Issuer defaults	22.95%	Actual Deferrals and Defaults as % of Outstanding Collateral
				33.92%	Expected Additional Net Deferrals and Defaults as % of Performing Collateral
			Future interest rates		Three-month LIBOR forward curve
			Issuer prepayments	3.70%	Expected Issuer Prepayments as % of Performing Collateral
			Discount rate	3.95%	Credit and liquidity risk spread added to three-month LIBOR forward curve
Servicing rights	460	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	292.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$5.50	Monthly servicing cost per account
				$22.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.00%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$4,638	$782	$409	$5,829	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	74	74	0	0	129	129
Accretion and amortization, net	(2)	0	0	(2)	(5)	0	0	(5)
Proceeds from sales and calls	(2,515)	(27)	0	(2,542)	(2,515)	(54)	0	(2,569)
Realized gains, net	40	27	0	67	40	54	0	94
Unrealized losses included in earnings	0	0	(23)	(23)	0	0	(44)	(44)
Unrealized gains included in other comprehensive income	225	364	0	589	228	416	0	644
Balance, end of period	$2,386	$1,146	$460	$3,992	$2,386	$1,146	$460	$3,992

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$9,038	$0	$293	$9,331	$7,400	$0	$204	$7,604
Issuances of servicing rights	0	0	38	38	0	0	140	140
Accretion and amortization, net	(14)	0	0	(14)	(34)	0	0	(34)
Proceeds from sales and calls	(2,035)	(25)	0	(2,060)	(2,035)	(50)	0	(2,085)
Realized gains, net	25	25	0	50	25	50	0	75
Unrealized losses included in earnings	0	0	(16)	(16)	0	0	(29)	(29)
Unrealized gains included in other comprehensive income	193	0	0	193	1,851	0	0	1,851
Balance, end of period	$7,207	$0	$315	$7,522	$7,207	$0	$315	$7,522

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2012 and December 31, 2011. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	June 30, 2012		December 31, 2011
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$64,438	$64,438	$56,815	$56,815
Certificates of deposit	Level 2	4,720	4,738	3,760	3,683
Available-for-sale securities	See Above	478,368	478,368	481,685	481,685
Restricted equity securities (included in Other Assets)	Level 2	6,125	6,125	6,773	6,773
Loans held for sale	Level 1	3,190	3,190	939	939
Loans, net	Level 3	696,777	716,462	700,610	718,274
Accrued interest receivable	Level 1	4,556	4,556	4,797	4,797
Servicing rights	Level 3	460	460	375	375
Financial liabilities:
Deposits with no stated maturity	Level 1	683,183	683,183	677,461	677,461
Time deposits	Level 3	346,273	349,561	340,745	344,936
Short-term borrowings	Level 3	4,242	4,208	4,950	4,897
Long-term borrowings	Level 3	110,038	125,159	125,363	145,641
Accrued interest payable	Level 1	210	210	358	358

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at June 30, 2012 and December 31, 2011 are summarized as follows:

		June 30, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$23,244	$672	$0	$23,916
Obligations of states and political subdivisions:
Tax-exempt	135,736	5,894	(490)	141,140
Taxable	19,524	437	(37)	19,924
Mortgage-backed securities	103,801	4,625	0	108,426
Collateralized mortgage obligations, Issued by U.S. Government agencies	162,780	3,153	(10)	165,923
Trust preferred securities issued by individual institutions	6,179	42	0	6,221
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	2,516	0	(130)	2,386
Pooled trust preferred securities - mezzanine tranches	0	1,146	0	1,146
Other collateralized debt obligations	660	0	0	660
Total debt securities	454,440	15,969	(667)	469,742
Marketable equity securities	6,208	2,468	(50)	8,626
Total	$460,648	$18,437	$(717)	$478,368

		December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$24,877	$710	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	129,401	4,891	(1,330)	132,962
Taxable	14,004	334	(4)	14,334
Mortgage-backed securities	116,602	5,167	0	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	161,818	3,350	(37)	165,131
Trust preferred securities issued by individual institutions	7,334	865	(53)	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	4,996	0	(358)	4,638
Pooled trust preferred securities - mezzanine tranches	0	730	0	730
Other collateralized debt obligations	660	0	0	660
Total debt securities	459,692	16,047	(1,782)	473,957
Marketable equity securities	5,643	2,186	(101)	7,728
Total	$465,335	$18,233	$(1,883)	$481,685

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

June 30, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$16,333	$(246)	$8,081	$(244)	$24,414	$(490)
Taxable	3,907	(37)	0	0	3,907	(37)
Collateralized mortgage obligations, Issued by U.S. Government agencies	7,094	(10)	0	0	7,094	(10)
Collateralized debt obligations, Pooled trust preferred securities - senior tranches	0	0	2,386	(130)	2,386	(130)
Total debt securities	27,334	(293)	10,467	(374)	37,801	(667)
Marketable equity securities	412	(49)	89	(1)	501	(50)
Total temporarily impaired available-for-sale securities	$27,746	$(342)	$10,556	$(375)	$38,302	$(717)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$4,301	$(34)	$20,692	$(1,296)	$24,993	$(1,330)
Taxable	927	(2)	244	(2)	1,171	(4)
Collateralized mortgage obligations, Issued by U.S. Government agencies	6,886	(36)	5,075	(1)	11,961	(37)
Trust preferred securities issued by individual institutions	0	0	947	(53)	947	(53)
Collateralized debt obligations, Pooled trust preferred securities - senior tranches	0	0	4,638	(358)	4,638	(358)
Total debt securities	12,114	(72)	31,596	(1,710)	43,710	(1,782)
Marketable equity securities	776	(44)	98	(57)	874	(101)
Total temporarily impaired available-for-sale securities	$12,890	$(116)	$31,694	$(1,767)	$44,584	$(1,883)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Gross realized gains	$252	$169	$317	$2,009
Gross realized losses	(49)	(6)	(116)	(7)
Net realized gains	$203	$163	$201	$2,002
Income tax provision related to net realized gains	$71	$56	$70	$681

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2012. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$8,791	$8,847
Due from one year through five years	51,216	52,756
Due from five years through ten years	35,688	36,350
Due after ten years	92,164	97,440
Subtotal	187,859	195,393
Mortgage-backed securities	103,801	108,426
Collateralized mortgage obligations,
Issued by U.S. Government agencies	162,780	165,923
Total	$454,440	$469,742

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

The Corporation recognized no impairment losses in earnings in the three-month period ended June 30, 2012. The Corporation recognized an impairment loss in earnings totaling $67,000 in the six-month period ended June 30, 2012, which was related to a bank stock. No impairment losses were recognized in the three-month or six-month periods ended June 30, 2011.

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2012 is provided below.

Debt Securities

At June 30, 2012, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at June 30, 2012 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At June 30, 2012, the total amortized cost basis of municipal bonds with no external credit ratings was $22,977,000, with an aggregate unrealized gain of $65,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides information related to trust preferred securities issued by individual institutions as of June 30, 2012:

(In Thousands)							Moody's/
						Cumulative	S&P/
						Realized	Fitch
		Par Amount	Amortized	Fair	Unrealized	Credit	Credit
Name of Issuer	Issuer's Parent Company	Outstanding	Cost	Value	Gain	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,000	$5,179	$5,195	$16	$0	Ba1/BB/B+
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	1,000	1,026	26	0	NR
Total		$6,000	$6,179	$6,221	$42	$0

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available. Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The Corporation recorded accretion income (included in interest income) totaling $398,000 in the three-month period ended June 30, 2012 and $855,000 in the six-month period ended June 30, 2012. The Corporation recorded accretion income totaling $160,000 in the three-month period ended June 30, 2011 and $271,000 in the six-month period ended June 30, 2011. For the year ended December 31, 2011, the Corporation recorded accretion income totaling $825,000. The security had a face amount of $2,000,000 and matured in May 2012.

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

The following table provides detailed information related to pooled trust preferred securities – mezzanine tranches held as of June 30, 2012:

(In Thousands)
		Par Amount	Amortized	Fair	Unrealized	Cumulative
Security	Tranche	Outstanding	Cost	Value	Gain	OTTI
ALESCO Preferred Funding IX, Ltd.	C-1	$3,000	$0	$0	$0	($2,988)
U.S. Capital Funding II, Ltd.	B-1	2,000	0	458	458	(1,992)
U.S. Capital Funding II, Ltd.	B-2	3,000	0	688	688	(2,973)
Total		$8,000	$0	$1,146	$1,146	($7,953)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As of June 30, 2012, the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd. had an investment grade rating. The security, with an amortized cost of $2,516,000, has been subjected to impairment analysis based on estimated cash flows (using the process described above), and management has determined that impairment was temporary as of June 30, 2012.

The table that follows provides additional information related to pooled trust preferred securities as of June 30, 2012:

Security	MMCAPS	U.S. Capital	U.S. Capital
	Funding I, Ltd.	Funding II, Ltd.	Funding II, Ltd.
Tranche	Senior	B-1	B-2
Number of Issuers Currently Performing	9	35	35
Moody’s/Fitch Credit Ratings	A3/BBB (1)	Caa3/C	Caa3/C
Actual Deferrals and Defaults as % of Outstanding Collateral	46.15%	22.95%	22.95%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	23.31%	33.92%	33.92%
Excess Subordination as % of Performing Collateral	57.60%	-16.08%	-16.08%
Expected Issuer Prepayments as % of Performing Collateral	34.99%	3.70%	3.70%

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three-month and six-month periods ended June 30, 2012 and 2011.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2012 and December 31, 2011 consisted exclusively of stocks of banking companies. The Corporation recognized an impairment loss in earnings related to a bank stock of $67,000 in the first quarter 2012. Management’s decision to recognize an impairment loss on this security followed an evaluation of the issuer’s published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized an impairment loss to write the stock down to the most recent trade price at March 31, 2012. The Corporation recognized no OTTI losses related to bank stocks in the second quarter 2012. The Corporation recognized no OTTI losses related to bank stocks in the first six months of 2011. At June 30, 2012, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s other bank stock holdings at June 30, 2012 were other than temporarily impaired.

The Corporation did not sell any bank stocks or realize any gains or losses from sales of bank stocks during the first six months of 2012. In the three-month period ended June 30, 2011, the Corporation realized a gain of $89,000 from the sale of a bank stock for which OTTI had been previously recognized. Realized gains from sales of bank stocks totaled $91,000 in the six-month period ended June 30, 2011 including $89,000 of realized gains from sales of stocks for which OTTI had been previously recognized.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $5,995,000 at June 30, 2012 and $6,643,000 at December 31, 2011. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2012 and December 31, 2011. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

Loans outstanding at June 30, 2012 and December 31, 2011 are summarized as follows:

Summary of Loans by Type

(In Thousands)	June 30,	% of	Dec. 31,	% of
	2012	Total	2011	Total
Residential mortgage:
Residential mortgage loans - first liens	$321,163	45.59%	$331,015	46.73%
Residential mortgage loans - junior liens	27,404	3.89%	28,851	4.07%
Home equity lines of credit	31,858	4.52%	30,037	4.24%
1-4 Family residential construction	10,699	1.52%	9,959	1.41%
Total residential mortgage	391,124	55.52%	399,862	56.45%
Commercial:
Commercial loans secured by real estate	164,771	23.39%	156,388	22.08%
Commercial and industrial	52,704	7.48%	57,191	8.07%
Political subdivisions	36,858	5.23%	37,620	5.31%
Commercial construction	26,517	3.76%	23,518	3.32%
Loans secured by farmland	10,079	1.43%	10,949	1.55%
Multi-family (5 or more) residential	6,409	0.91%	6,583	0.93%
Agricultural loans	3,263	0.46%	2,987	0.42%
Other commercial loans	563	0.08%	552	0.08%
Total commercial	301,164	42.75%	295,788	41.76%
Consumer	12,146	1.72%	12,665	1.79%
Total	704,434	100.00%	708,315	100.00%
Less: allowance for loan losses	(7,657)		(7,705)
Loans, net	$696,777		$700,610

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2012 or December 31, 2011.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2012 and December 31, 2011, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2012 and 2011 were as follows:

Six Months Ended June 30, 2012	Dec. 31,				June 30,
(In Thousands)	2011 Balance	Charge-offs	Recoveries	Provision (Credit)	2012 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	$(188)	$18	$32	$2,888
Residential mortgage loans - junior liens	266			(12)	254
Home equity lines of credit	231			14	245
1-4 Family residential construction	79			1	80
Total residential mortgage	3,602	(188)	18	35	3,467
Commercial:
Commercial loans secured by real estate	2,004			(28)	1,976
Commercial and industrial	946	(35)	5	(204)	712
Political subdivisions	0			0	0
Commercial construction	267			339	606
Loans secured by farmland	126			(9)	117
Multi-family (5 or more) residential	66			(2)	64
Agricultural loans	27			2	29
Other commercial loans	5			0	5
Total commercial	3,441	(35)	5	98	3,509
Consumer	228	(68)	35	50	245
Unallocated	434			2	436

Total Allowance for Loan Losses	$7,705	$(291)	$58	$185	$7,657

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six Months Ended June 30, 2011

	December 31,				June 30,
(In Thousands)	2010 Balance	Charge- offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,745	$(28)	$0	$333	$3,050
Residential mortgage loans - junior liens	334	(51)	0	10	293
Home equity lines of credit	218	0	0	2	220
1-4 Family residential construction	208	0	0	(141)	67
Total residential mortgage	3,505	(79)	0	204	3,630
Commercial:
Commercial loans secured by real estate	3,314	(535)	0	(277)	2,502
Commercial and industrial	862	(199)	177	68	908
Political subdivisions	0	0	0	0	0
Commercial construction	590	0	0	(309)	281
Loans secured by farmland	139	0	0	(5)	134
Multi-family (5 or more) residential	63	0	0	12	75
Agricultural loans	32	0	0	(3)	29
Other commercial loans	0	0	0	5	5
Total commercial	5,000	(734)	177	(509)	3,934
Consumer	289	(84)	43	27	275
Unallocated	313			117	430

Total Allowance for Loan Losses	$9,107	$(897)	$220	$(161)	$8,269

Three Months Ended June 30, 2012

	March 31,				June 30,
(In Thousands)	2012 Balance	Charge- offs	Recoveries	Provision (Credit)	2012 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,953	$(50)	$18	$(33)	$2,888
Residential mortgage loans - junior liens	260			(6)	254
Home equity lines of credit	232			13	245
1-4 Family residential construction	62			18	80
Total residential mortgage	3,507	(50)	18	(8)	3,467
Commercial:
Commercial loans secured by real estate	1,920			56	1,976
Commercial and industrial	762	(35)	4	(19)	712
Political subdivisions	0			0	0
Commercial construction and land	325			281	606
Loans secured by farmland	121			(4)	117
Multi-family (5 or more) residential	63			1	64
Agricultural loans	27			2	29
Other commercial loans	3			2	5
Total commercial	3,221	(35)	4	319	3,509
Consumer	206	(30)	13	56	245
Unallocated	436			0	436

Total Allowance for Loan Losses	$7,370	$(115)	$35	$367	$7,657

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended June 30, 2011

	March 31,				June 30,
(In Thousands)	2011 Balance	Charge- offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,150	$(27)	$0	$(73)	$3,050
Residential mortgage loans - junior liens	305	0	0	(12)	293
Home equity lines of credit	212	0	0	8	220
1-4 Family residential construction	62	0	0	5	67
Total residential mortgage	3,729	(27)	0	(72)	3,630
Commercial:
Commercial loans secured by real estate	3,118	(535)	0	(81)	2,502
Commercial and industrial	842	(199)	176	89	908
Political subdivisions	0	0	0	0	0
Commercial construction	271	0	0	10	281
Loans secured by farmland	142	0	0	(8)	134
Multi-family (5 or more) residential	77	0	0	(2)	75
Agricultural loans	29	0	0	0	29
Other commercial loans	8	0	0	(3)	5
Total commercial	4,487	(734)	176	5	3,934
Consumer	275	(39)	16	23	275
Unallocated	355			75	430

Total Allowance for Loan Losses	$8,846	$(800)	$192	$31	$8,269

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2012 and December 31, 2011:

June 30, 2012:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$306,272	$2,216	$12,476	$199	$321,163
Residential mortgage loans - junior liens	25,978	536	890	0	27,404
Home equity lines of credit	31,231	361	266	0	31,858
1-4 Family residential construction	10,616	0	83	0	10,699
Total residential mortgage	374,097	3,113	13,715	199	391,124
Commercial:
Commercial loans secured by real estate	152,208	7,462	5,101	0	164,771
Commercial and industrial	44,154	4,174	4,163	213	52,704
Political subdivisions	36,742	116	0	0	36,858
Commercial construction and land	24,697	221	1,599	0	26,517
Loans secured by farmland	7,758	763	1,523	35	10,079
Multi-family (5 or more) residential	6,044	354	11	0	6,409
Agricultural loans	3,171	29	63	0	3,263
Other commercial loans	563	0	0	0	563
Total commercial	275,337	13,119	12,460	248	301,164
Consumer	11,956	17	173	0	12,146

Totals	$661,390	$16,249	$26,348	$447	$704,434

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2011:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$314,900	$2,955	$12,956	$204	$331,015
Residential mortgage loans - junior liens	27,260	660	924	7	28,851
Home equity lines of credit	29,408	264	365	0	30,037
1-4 Family residential construction	9,959	0	0	0	9,959
Total residential mortgage	381,527	3,879	14,245	211	399,862
Commercial:
Commercial loans secured by real estate	143,247	7,385	5,046	710	156,388
Commercial and industrial	46,110	6,254	4,413	414	57,191
Political subdivisions	37,499	121	0	0	37,620
Commercial construction and land	21,668	211	1,639	0	23,518
Loans secured by farmland	8,040	1,341	1,531	37	10,949
Multi-family (5 or more) residential	6,200	369	14	0	6,583
Agricultural loans	2,765	164	58	0	2,987
Other commercial loans	552	0	0	0	552
Total commercial	266,081	15,845	12,701	1,161	295,788
Consumer	12,437	20	207	1	12,665

Totals	$660,045	$19,744	$27,153	$1,373	$708,315

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans are evaluated for loss exposure based upon three-year average historical net charge-off rates for each loan class, adjusted for qualitative factors. Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. The adjustment for qualitative factors is applied as an increase or decrease to the three-year average net charge-off rate to each loan class within each segment.

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 69% at June 30, 2012) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of June 30, 2012 and December 31, 2011.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2012 and December 31, 2011:

June 30, 2012	Loans:			Allowance for Loan Losses:
(In Thousands)	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,716	$319,447	$321,163	$396	$2,492	$2,888
Residential mortgage loans - junior liens	58	27,346	27,404	0	254	254
Home equity lines of credit	0	31,858	31,858	0	245	245
1-4 Family residential construction	0	10,699	10,699	0	80	80
Total residential mortgage	1,774	389,350	391,124	396	3,071	3,467
Commercial:
Commercial loans secured by real estate	1,805	162,966	164,771	150	1,826	1,976
Commercial and industrial	782	51,922	52,704	297	415	712
Political subdivisions	0	36,858	36,858	0	0	0
Commercial construction	1,476	25,041	26,517	381	225	606
Loans secured by farmland	925	9,154	10,079	35	82	117
Multi-family (5 or more) residential	11	6,398	6,409	0	64	64
Agricultural loans	40	3,223	3,263	0	29	29
Other commercial loans	0	563	563	0	5	5
Total commercial	5,039	296,125	301,164	863	2,646	3,509
Consumer	48	12,098	12,146	44	201	245
Unallocated						436

Total	$6,861	$697,573	$704,434	$1,303	$5,918	$7,657

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2011	Loans:			Allowance for Loan Losses:
(In Thousands)	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,227	$328,788	$331,015	$461	$2,565	$3,026
Residential mortgage loans - junior liens	137	28,714	28,851	11	255	266
Home equity lines of credit	93	29,944	30,037	0	231	231
1-4 Family residential construction	0	9,959	9,959	0	79	79
Total residential mortgage	2,457	397,405	399,862	472	3,130	3,602
Commercial:
Commercial loans secured by real estate	2,169	154,219	156,388	169	1,835	2,004
Commercial and industrial	942	56,249	57,191	361	585	946
Political subdivisions	0	37,620	37,620	0	0	0
Commercial construction	1,266	22,252	23,518	65	202	267
Loans secured by farmland	927	10,022	10,949	35	91	126
Multi-family (5 or more) residential	14	6,569	6,583	0	66	66
Agricultural loans	39	2,948	2,987	0	27	27
Other commercial loans	0	552	552	0	5	5
Total commercial	5,357	290,431	295,788	630	2,811	3,441
Consumer	50	12,615	12,665	24	204	228
Unallocated						434

Total	$7,864	$700,451	$708,315	$1,126	$6,145	$7,705

Summary information related to impaired loans as of June 30, 2012 and December 31, 2011 is as follows:

	As of	As of
(In Thousands)	June 30,	Dec. 31,
	2012	2011
Impaired loans with a valuation allowance	$3,434	$3,433
Impaired loans without a valuation allowance	3,427	4,431
Total impaired loans	$6,861	$7,864
Valuation allowance related to impaired loans	$1,303	$1,126

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average investment in impaired loans	$6,930	$7,266	$7,025	$8,020
Interest income recognized on impaired loans	55	36	138	86
Interest income recognized on a cash basis on impaired loans	55	36	138	86

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2012		December 31, 2011
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$931	$3,261	$949	$3,058
Residential mortgage loans - junior liens	71	65	11	67

Total residential mortgage	1,002	3,326	960	3,125
Commercial:
Commercial loans secured by real estate	105	1,342	75	1,595
Commercial and industrial	30	456	21	541
Commercial construction	0	1,328	139	978
Loans secured by farmland	0	925	53	927
Agricultural loans	0	40	0	0
Total commercial	135	4,091	288	4,041
Consumer	7	30	19	31

Totals	$1,144	$7,447	$1,267	$7,197

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012				As of December 31, 2011
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$314,401	$4,831	$1,931	$321,163	$321,907	$6,723	$2,385	$331,015
Residential mortgage loans - junior liens	27,212	111	81	27,404	28,437	393	21	28,851
Home equity lines of credit	31,621	237	0	31,858	29,986	51	0	30,037
1-4 Family residential construction	10,699	0	0	10,699	9,959	0	0	9,959
Total residential mortgage	383,933	5,179	2,012	391,124	390,289	7,167	2,406	399,862
Commercial:
Commercial loans secured by real estate	163,391	545	835	164,771	155,025	343	1,020	156,388
Commercial and industrial	52,313	277	114	52,704	56,835	169	187	57,191
Political subdivisions	36,858	0	0	36,858	37,620	0	0	37,620
Commercial construction	25,191	387	939	26,517	22,323	1,056	139	23,518
Loans secured by farmland	9,122	67	890	10,079	9,973	33	943	10,949
Multi-family (5 or more) residential	6,406	3	0	6,409	6,583	0	0	6,583
Agricultural loans	3,223	0	40	3,263	2,945	3	39	2,987
Other commercial loans	557	6	0	563	552	0	0	552
Total commercial	297,061	1,285	2,818	301,164	291,856	1,604	2,328	295,788
Consumer	11,956	183	7	12,146	12,340	306	19	12,665

Totals	$692,950	$6,647	$4,837	$704,434	$694,485	$9,077	$4,753	$708,315

Nonaccrual loans are included in the contractual aging immediately above and on the previous page. A summary of the contractual aging of nonaccrual loans at June 30, 2012 and December 31, 2011 is as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2012 Nonaccrual Totals	$2,298	$1,456	$3,693	$7,447
December 31, 2011 Nonaccrual Totals	$2,532	$1,179	$3,486	$7,197

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

The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2012 and December 31, 2011 is as follows:

Troubled Debt Restructurings (TDRs)

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2012 Totals	$925	$0	$0	$1,754	$2,679
December 31, 2011 Totals	$1,064	$0	$146	$2,267	$3,477

There were no TDRs that occurred during the second quarter 2012. TDRs that occurred during the six-month period ended June 30, 2012 are as follows:

Six Months Ended June 30, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial, Commercial and industrial	1	$65	$65

The TDR in the six-month period ended June 30, 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. There was no allowance for loan losses on this loan at June 30, 2012, and no change in the allowance for loan losses resulting from this TDR.

The outstanding balance of TDRs at December 31, 2011 included a balance of $466,000 related to six commercial loans secured by real estate stemming from a forbearance agreement entered into with one commercial customer. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In the first six months of 2012, the loans were not repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at June 30, 2012. The outstanding balance of the loans was $466,000 at June 30, 2012. The loans were in nonaccrual status at June 30, 2012 and December 31, 2011. At June 30, 2012, the risk rating of the loans was Substandard, while the risk rating of the loans was Doubtful at December 31, 2011. Based on management’s estimate of the value of the underlying collateral, net of selling costs, the Corporation had no allowance for loan losses associated with these loans at June 30, 2012 and December 31, 2011.

In the second quarter 2012, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. In the six-month period ended June 30, 2012, such defaults are as follows:

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six Months Ended June 30, 2012

	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Commercial, Commercial construction and land	1	$950

The event of default in the table above resulted from the borrowers’ failure to make payments due at maturity, based on a loan maturity date that had been extended from the original due date. The allowance for loan losses on this loan was $274,000 at June 30, 2012, an increase of $209,000 over the allowance on the loan at December 31, 2011.

8. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2012 and December 31, 2011, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$0	$0	$46	$42
Interest cost	36	37	41	46
Expected return on plan assets	(36)	(36)	0	0
Amortization of transition (asset) obligation	0	0	18	18
Amortization of prior service cost	0	0	7	7
Recognized net actuarial loss	15	2	0	0
Net periodic benefit cost	$15	$3	$112	$113

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$0	$0	$23	$21
Interest cost	18	19	21	23
Expected return on plan assets	(18)	(18)	0	0
Amortization of transition (asset) obligation	0	0	9	9
Amortization of prior service cost	0	0	3	4
Recognized net actuarial loss	8	1	0	0
Net periodic benefit cost	$8	$2	$56	$57

In the first six months of 2012, the Corporation funded postretirement contributions totaling $29,000, with estimated annual postretirement contributions of $60,000 expected in 2012 for the full year. The Corporation made a contribution to the defined benefit pension plan of $21,000 in the first quarter of 2012 for the 2011 plan year. Based upon the related actuarial reports, the Corporation made a $23,000 contribution in the second quarter 2012 for the 2012 plan year. No further contributions are required in 2012, though the Corporation may make additional discretionary contributions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. STOCK-BASED COMPENSATION PLANS

In January 2012, the Corporation granted options to purchase a total of 64,757 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2011, the Corporation granted options to purchase a total of 93,674 shares of common stock. The exercise price for the 2012 awards is $18.54 per share, and the exercise price for the 2011 awards is $15.06 per share, based on the market price as of the date of grant. Stock option expense is recognized over the vesting period of each option. The Corporation expects total stock option expense for the year ending December 31, 2012 will be $247,000, and total stock option expense for the year ended December 31, 2011 was $279,000.

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

In January 2012, the Corporation awarded a total of 42,552 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2011, a total of 15,622 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first six months of 2012 based on an assumption that the ROAE target for 2012 will be met. In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan. This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.

Total stock-based compensation expense is as follows:

(In Thousands)	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Stock options	$88	$123	$247	$279
Restricted stock	82	36	164	72

Total	$170	$159	$411	$351

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

10. INCOME TAXES

The net deferred tax asset at June 30, 2012 and December 31, 2011 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2012	2011
Deferred tax assets:
Defined benefit plans - ASC 835	$250	$324
Net realized losses on securities	2,915	3,175
Allowance for loan losses	2,680	2,697
Credit for alternative minimum tax paid	4,070	4,569
Net operating loss carryforwards	44	44
General business credit carryforwards	0	831
Other deferred tax assets	1,786	1,671
Total deferred tax assets	11,745	13,311

Deferred tax liabilities:
Unrealized holding gains on securities	6,201	5,559
Bank premises and equipment	1,386	1,357
Core deposit intangibles	61	74
Other deferred tax liabilities	135	148
Total deferred tax liabilities	7,783	7,138
Deferred tax asset, net	$3,962	$6,173

The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through June 30, 2012. Of the total deferred tax asset from realized losses on securities, $332,000 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The Corporation has available an estimated $130,000 capital loss carryforward at June 30, 2012, expiring in 2015.

The provision for income tax for the three-month and six-month periods ended June 30, 2012 and 2011 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Fiscal Year To Date
(In thousands)	June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Current)	(Prior Year)	(Current)	(Prior Year)
Income before income tax provision	$7,779	$7,826	$15,475	$15,431
Income tax provision	2,094	2,129	4,203	4,193

Effective tax rate	26.92%	27.20%	27.16%	27.17%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership with an outstanding balance of $1,029,000 at June 30, 2012. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in the first quarter 2011.

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

EARNINGS OVERVIEW

Net income for the second quarter 2012 was $5,685,000, or $0.46 per basic and diluted share, comparable to net income of $0.46 per share for the first quarter 2012 and down slightly from $0.47 per share for the second quarter 2011. For the first six months of 2012, net income was $11,272,000, or $0.92 per basic and diluted share, comparable to $0.92 per share in the first six months of 2011. Annualized return on average assets was 1.72% for the six months ended June 30, 2012, and annualized return on average equity for the same period was 13.12%.

Some of the more significant fluctuations in the components of earnings are as follows:

·	Net interest income in the second quarter 2012 was $146,000 (1.2%) lower than in the first quarter 2012, and $313,000 (2.6%) higher than in the second quarter 2011. For the first six months of 2012, net interest income was $1,305,000 (5.7%) higher than for the first six months of 2011. The interest margin fell slightly to 4.33% in the second quarter 2012 from 4.41% in the first quarter 2012, as yields on earning assets (mainly loans and securities) dropped due in part to falling market interest rates. The higher level of net interest income in the second quarter 2012 and year-to-date June 30, 2012 as compared to the corresponding periods of 2011 reflected significant improvement in the margin, primarily because of a lower cost of funds. Net interest income included the benefit of accretion from the offset of a previous write-down on a security, with a benefit of $855,000 in the first six months of 2012, including $398,000 in the second quarter and $457,000 in the first quarter, as compared to a benefit of $271,000 in the first six months of 2011, with $160,000 in the second quarter 2011 and $111,000 in the first quarter 2011. The security matured in the second quarter 2012, with the Corporation receiving full repayment of principal.

·	The provision for loan losses was $367,000 in the second quarter 2012, as compared to a credit (reduction in expense) of $182,000 in the first quarter 2012 and a provision of $31,000 in the second quarter 2011. For the first six months of 2012, the Corporation’s provision for loan losses was $185,000 as compared to a credit of $161,000 in the first six months of 2011. In the second quarter 2012, the provision included a net increase in specific allowances for loan losses on larger commercial loans of $177,000, including an increase of $263,000 related to one relationship. In the first quarter 2012, the credit included a reduction in a component of the allowance for loan losses that is determined based on the 3 previous years’ net charge-off experience. The credits for loan losses in the first quarter 2012 and the first six months of 2011 resulted, in part, from a reduction in loans outstanding, as the general component of the allowance for loan losses was reduced in those periods. The credit for the first six months of 2011 also reflected the benefit of lower charge-off amounts than had been anticipated (and for which larger allowances had been established) related to three commercial loan relationships.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Total noninterest revenue was $4,095,000 in the second quarter 2012, up from $3,759,000 in the first quarter 2012 and $3,673,000 in the second quarter 2011. For the first six months of 2012, total noninterest revenue was $7,854,000 or 26.1% higher than in the first six months of 2011. The increases in noninterest revenue for both the most recent quarter and year-to-date 2012 included significant increases in gains from sales of residential mortgage loans and from brokerage revenues. In April 2012, the Corporation re-opened the Athens, PA branch, which had been closed due to a flood that occurred in September 2011. In the second quarter 2012, noninterest revenue included a gain related to re-opening the Athens branch of approximately $270,000, as the amount of insurance proceeds received exceeded the historical book value of the assets replaced or reconstructed. Also included in noninterest revenue in the second quarter 2012 were losses totaling $184,000 related to real estate properties acquired in foreclosures. In 2011, noninterest revenue was negatively impacted by an impairment loss in the first quarter of $948,000 related to an investment in a real estate limited partnership. Excluding the 2011 impairment loss, as well as the Athens and foreclosed property transactions, noninterest revenue for the first six months of 2012 was $445,000 (6.2%) higher than in the first six months of 2011.

·	Net gains from available-for-sale securities totaled $203,000 in the second quarter 2012, as compared to net losses of $2,000 in the first quarter 2012 and net gains of $163,000 in the second quarter 2011. For the first six months of 2012, net securities gains of $201,000 were considerably lower than gains of $2,002,000 in the first six months of 2011. In the first quarter 2011, the Corporation realized gains of $1,510,000 from two pooled trust-preferred securities that had been written off in prior periods.

·	Total noninterest expense was $8,280,000 in the second quarter 2012, down $237,000 from the first quarter 2012 and up $486,000 (6.2%) over the second quarter 2011. For the first six months of 2012, total noninterest expense was $740,000 (4.6%) higher than for the first six months of 2011. The reduction in expenses in the second quarter 2012 as compared to the first quarter includes the effect of lower payroll taxes and other employee benefit expenses that are typically higher in the first quarter than in the remainder of the year. The increase in noninterest expenses in the second quarter 2012 as compared to the second quarter 2011 included a charge of $143,000 related to pre-payment of a $5 million borrowing, which the Corporation funded by selling securities for a net gain of $166,000 and which management expects will result in a slightly favorable impact to the net interest margin in future periods. The increase in noninterest expense in the second quarter 2012 as compared to the second quarter 2011 also reflects increases in salaries and wages of $117,000 (3.4%) as well as increases in software subscriptions and updates, charitable donations and other expenses. The increase in noninterest expense for the six months ended June 30, 2012 as compared to the first six months of 2011 includes an increase in other operating expense of $622,000. Within other operating expenses, the largest increases in the first six months of 2012 included the $143,000 charge for pre-payment of a borrowing described above as well as increases in software subscriptions and updates, legal and professional fees, ATM and debit card processing costs, expenses related to other real estate properties and charitable donations. FDIC assessments were $211,000 lower in the first six months of 2012 than in the first six months of 2011, reflecting the benefit of a change in the FDIC’s method for determining assessments that became effective in the second quarter 2011.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2012	2011	2011	2011	2011
Interest income	$14,529	$14,776	$15,198	$15,317	$15,443	$15,298
Interest expense	2,401	2,502	2,804	3,108	3,628	4,016
Net interest income	12,128	12,274	12,394	12,209	11,815	11,282
Provision (credit) for loan losses	367	(182)	(87)	(37)	31	(192)
Net Interest income after provision (credit) for loan losses	11,761	12,456	12,481	12,246	11,784	11,474
Other income	4,095	3,759	3,711	3,999	3,673	2,555
Net gains (losses) on available-for-sale securities	203	(2)	188	26	163	1,839
Other expenses	8,280	8,517	7,948	8,052	7,794	8,263
Income before income tax provision	7,779	7,696	8,432	8,219	7,826	7,605
Income tax provision	2,094	2,109	2,291	2,230	2,129	2,064
Net income available to common shareholders	$5,685	$5,587	$6,141	$5,989	$5,697	$5,541
Net income per common share – basic	$0.46	$0.46	$0.51	$0.49	$0.47	$0.46
Net income per common share – diluted	$0.46	$0.46	$0.51	$0.49	$0.47	$0.45

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 7 to the consolidated financial statements. Additional discussion of the Corporation’s allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2012 and June 30, 2011. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Six-Month Periods Ended June 30, 2012 and 2011

For the six-month periods, fully taxable equivalent net interest income was $26,102,000 in 2012, $1,390,000 (5.6%) higher than in 2011. As shown in Table IV, net changes in volume had the effect of increasing net interest income $397,000 in 2012 compared to 2011, and interest rate changes had the effect of increasing net interest income $993,000. The most significant components of the volume change in net interest income in 2012 were a decrease in interest expense of $519,000 attributable to a reduction in the balance of borrowed funds, a decrease in interest expense of $285,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit and Individual Retirement Accounts), and a decrease in interest income of $488,000 attributable to a decline in the balance of loans receivable. The most significant components of the rate change in net interest income in 2012 were a decrease in interest expense of $1,929,000 due to lower rates paid on interest-bearing deposits (primarily Individual Retirement Accounts), a decrease in interest income of $567,000 attributable to lower rates earned on loans receivable, and a decrease in interest income of $392,000 attributable to lower rates earned on available-for-sale securities. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 4.14% in 2012, as compared to 3.84% in 2011.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $31,005,000 in 2012, a decrease of 4.2% from 2011. Interest and fees on loans receivable decreased $1,055,000, or 4.6%. As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $461,051,000 in 2012, an increase of $2,318,000 (0.5%) from 2011. Net growth in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations and mortgage-backed securities and also included a significant increase in the balance of municipal securities. This growth was partially offset by a reduction in the balances of U.S. Government agency bonds and pooled trust preferred securities. The Corporation’s yield on taxable securities fell in 2011 and 2012 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. The average rate of return on available-for-sale securities was 4.00% for 2012 and 4.17% in 2011.

The average balance of gross loans receivable decreased 2.4% to $702,625,000 in 2012 from $720,244,000 in 2011. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 6.23% in 2012 from 6.39% in 2011 as rates on new loans as well as existing, variable-rate loans have decreased.

The average balance of interest-bearing due from banks increased to $35,817,000 in 2012 from $30,561,000 in 2011. This has consisted primarily of balances held by the Federal Reserve. Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2011 and 2012 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates within the next few years. During the fourth quarter 2011, the Corporation began investing in FDIC-insured certificates of deposit issued by other financial institutions and maturing within five years; these investments averaged $4,189,000 for 2012 and totaled $4,720,000 at June 30, 2012. The Corporation held no such investments in the six-month period ended June 30, 2011 or in prior periods.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $2,741,000, or 35.9%, to $4,903,000 in 2012 from $7,644,000 in 2011. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 1.05% in 2012 from 1.55% in 2011.

Total average deposits (interest-bearing and noninterest-bearing) increased 0.3%, to $1,005,768,000 in 2012 from $1,002,444,000 in 2011. Increases in the average balances of demand deposits and savings accounts were partially offset by decreases in interest checking accounts, certificates of deposit and Individual Retirement Accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts have decreased significantly in 2012 as compared to 2011.

Variable-rate accounts made up $133,726,000 of the average balance in Individual Retirement Accounts in 2012 and $148,128,000 in 2011. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed; following this change, the rate paid on these accounts was lowered several times and was 0.65% at June 30, 2012. As shown in Table III, the average rate on Individual Retirement Accounts decreased to 0.94% in 2012 from 2.73% in 2011.

Total average borrowed funds decreased $37,697,000 to $120,990,000 in 2012 from $158,687,000 in 2011. During 2011 and 2012, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. The average balance of “RepoSweep” arrangements, which are used by the Corporation to borrow funds from commercial banking customers on an overnight basis and included within short-term borrowings, declined to $4,255,000 in 2012 from $18,143,000 in 2011 primarily as a result of changes to service charges assessed on related business checking accounts. In 2012, the Corporation took three short-term advances from the Federal Home Loan Bank of Pittsburgh (FHLB) to offset seasonal declines in deposit balances. Short-term advances averaged $2,281,000 in 2012 with no such advances outstanding during 2011. The short-term advances matured, and none were outstanding at June 30, 2012. The average rate on borrowed funds was 3.79% in 2012, compared to 3.57% in 2011.

Three-Month Periods Ended June 30, 2012 and 2011

Except as noted below, significant changes in the three-month results are consistent with the discussion of the six-month results provided in the previous section.

For the three-month periods, fully taxable equivalent net interest income was $12,979,000 in 2012, $352,000 (2.8%) higher than in 2011. As shown in Table IV, net changes in volume had the effect of increasing net interest income $126,000 in 2012 compared to 2011, and interest rate changes had the effect of increasing net interest income $226,000. As presented in Table III, the “Interest Rate Spread” was 4.10% in 2012, as compared to 3.92% in 2011.

Interest income totaled $15,380,000 in 2012, a decrease of 5.4% from 2011. Income from available-for-sale securities decreased $317,000 (6.6%), while interest and fees from loans receivable decreased $590,000, or 5.2%. As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2012 increased slightly to $463,366,000 from $463,338,000 in 2011. The average rate of return on available-for-sale securities was 3.92% for 2012 and 4.18% in 2011. For the three-month period, the average balance of gross loans receivable decreased 1.9% to $703,096,000 in 2012 from $716,481,000 in 2011. The average rate of return on loans was 6.18% in 2012 and 6.39% in 2011.

The average balance of interest-bearing due from banks increased to $37,300,000 in 2012 from $29,385,000 in 2011. This category includes balances held by the Federal Reserve, and it also includes the Corporation’s investment in FDIC-insured certificates of deposit issued by other financial institutions, which averaged $4,287,000 for 2012. The Corporation held no such investments in the three-month period ended June 30, 2011 or in prior periods.

For the three-month period, interest expense fell $1,227,000, or 33.8%, to $2,401,000 in 2012 from $3,628,000 in 2011. Total average deposits (interest-bearing and noninterest-bearing) increased 0.8%, to $1,011,232,000 in 2012 from $1,002,866,000 in 2011. Total average borrowed funds decreased $35,800,000 to $118,951,000 in 2012 from $154,751,000 in 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2012	2011	(Decrease)	2012	2011	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,593	$2,910	$(317)	$5,326	$5,665	$(339)
Tax-exempt	1,921	1,921	0	3,837	3,826	11
Total available-for-sale securities	4,514	4,831	(317)	9,163	9,491	(328)
Interest-bearing due from banks	31	16	15	59	32	27
Loans held for sale	23	6	17	32	27	5
Loans receivable:
Taxable	10,242	10,848	(606)	20,608	21,695	(1,087)
Tax-exempt	570	554	16	1,143	1,111	32
Total loans receivable	10,812	11,402	(590)	21,751	22,806	(1,055)
Total Interest Income	15,380	16,255	(875)	31,005	32,356	(1,351)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	50	117	(67)	101	247	(146)
Money market	97	140	(43)	194	291	(97)
Savings	27	48	(21)	53	104	(51)
Certificates of deposit	770	1,001	(231)	1,596	2,042	(446)
Individual Retirement Accounts	326	960	(634)	676	2,149	(1,473)
Other time deposits	1	1	0	1	2	(1)
Total interest-bearing deposits	1,271	2,267	(996)	2,621	4,835	(2,214)
Borrowed funds:
Short-term	1	8	(7)	4	14	(10)
Long-term	1,129	1,353	(224)	2,278	2,795	(517)
Total borrowed funds	1,130	1,361	(231)	2,282	2,809	(527)
Total Interest Expense	2,401	3,628	(1,227)	4,903	7,644	(2,741)

Net Interest Income	$12,979	$12,627	$352	$26,102	$24,712	$1,390

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2012	Return/	6/30/2011	Return/	6/30/2012	Return/	6/30/2011	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$333,255	3.13%	$335,289	3.48%	$332,131	3.22%	$331,219	3.45%
Tax-exempt	130,111	5.94%	128,049	6.02%	128,920	5.99%	127,514	6.05%
Total available-for-sale securities	463,366	3.92%	463,338	4.18%	461,051	4.00%	458,733	4.17%
Interest-bearing due from banks	37,300	0.33%	29,385	0.22%	35,817	0.33%	30,561	0.21%
Loans held for sale	1,865	4.96%	342	7.04%	1,461	4.40%	1,028	5.30%
Loans receivable:
Taxable	666,752	6.18%	681,333	6.39%	666,344	6.22%	684,277	6.39%
Tax-exempt	36,344	6.31%	34,806	6.38%	36,281	6.34%	34,939	6.41%
Total loans receivable	703,096	6.18%	716,481	6.39%	702,625	6.23%	720,244	6.39%
Total Earning Assets	1,205,627	5.13%	1,209,204	5.39%	1,200,954	5.19%	1,209,538	5.39%
Cash	17,791		17,631		17,341		17,310
Unrealized gain/loss on securities	17,545		5,805		17,734		2,626
Allowance for loan losses	(7,435)		(8,938)		(7,587)		(9,069)
Bank premises and equipment	18,908		22,114		18,903		22,293
Intangible Asset - Core Deposit Intangible	186		287		195		301
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	47,046		56,349		47,664		58,541
Total Assets	$1,311,610		$1,314,394		$1,307,146		$1,313,482

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$156,994	0.13%	$166,795	0.28%	$159,259	0.13%	$165,146	0.30%
Money market	210,646	0.19%	207,266	0.27%	208,256	0.19%	205,363	0.29%
Savings	107,514	0.10%	95,821	0.20%	106,023	0.10%	94,232	0.22%
Certificates of deposit	199,320	1.55%	205,346	1.96%	195,622	1.64%	208,721	1.97%
Individual Retirement Accounts	144,095	0.91%	156,611	2.46%	145,168	0.94%	158,880	2.73%
Other time deposits	1,314	0.31%	1,350	0.30%	1,128	0.18%	1,154	0.35%
Total interest-bearing deposits	819,883	0.62%	833,189	1.09%	815,456	0.65%	833,496	1.17%
Borrowed funds:
Short-term	5,650	0.07%	19,407	0.17%	6,536	0.12%	18,143	0.16%
Long-term	113,301	4.01%	135,344	4.01%	114,454	4.00%	140,544	4.01%
Total borrowed funds	118,951	3.82%	154,751	3.53%	120,990	3.79%	158,687	3.57%
Total Interest-bearing Liabilities	938,834	1.03%	987,940	1.47%	936,446	1.05%	992,183	1.55%
Demand deposits	191,349		169,677		190,312		168,948
Other liabilities	7,774		6,998		8,613		6,731
Total Liabilities	1,137,957		1,164,615		1,135,371		1,167,862
Stockholders' equity, excluding other comprehensive income/loss	162,721		146,267		160,761		144,172
Other comprehensive income/loss	10,932		3,512		11,014		1,448
Total Stockholders' Equity	173,653		149,779		171,775		145,620
Total Liabilities and Stockholders' Equity	$1,311,610		$1,314,394		$1,307,146		$1,313,482
Interest Rate Spread		4.10%		3.92%		4.14%		3.84%
Net Interest Income/Earning Assets		4.33%		4.19%		4.37%		4.12%

Total Deposits (Interest-bearing and Demand)	$1,011,232		$1,002,866		$1,005,768		$1,002,444

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/12 vs. 6/30/11			6 Months Ended 6/30/12 vs. 6/30/11
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(23)	$(294)	$(317)	$17	$(356)	$(339)
Tax-exempt	29	(29)	0	47	(36)	11
Total available-for-sale securities	6	(323)	(317)	64	(392)	(328)
Interest-bearing due from banks	6	9	15	7	20	27
Loans held for sale	16	1	17	10	(5)	5
Loans receivable:
Taxable	(251)	(355)	(606)	(533)	(554)	(1,087)
Tax-exempt	23	(7)	16	45	(13)	32
Total loans receivable	(228)	(362)	(590)	(488)	(567)	(1,055)
Total Interest Income	(200)	(675)	(875)	(407)	(944)	(1,351)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	(7)	(60)	(67)	(9)	(137)	(146)
Money market	2	(45)	(43)	4	(101)	(97)
Savings	6	(27)	(21)	12	(63)	(51)
Certificates of deposit	(30)	(201)	(231)	(121)	(325)	(446)
Individual Retirement Accounts	(70)	(564)	(634)	(171)	(1,302)	(1,473)
Other time deposits	0	0	0	0	(1)	(1)
Total interest-bearing deposits	(99)	(897)	(996)	(285)	(1,929)	(2,214)
Borrowed funds:
Short-term	(3)	(4)	(7)	(7)	(3)	(10)
Long-term	(224)	0	(224)	(512)	(5)	(517)
Total borrowed funds	(227)	(4)	(231)	(519)	(8)	(527)
Total Interest Expense	(326)	(901)	(1,227)	(804)	(1,937)	(2,741)

Net Interest Income	$126	$226	$352	$397	$993	$1,390

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

In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The yield to maturity was 147.03%. The security had a face amount of $2,000,000 and matured in May 2012.

The amounts of accretion income from this security are as follows:

Accretion of
Prior OTTI
4th Quarter 2010	$83
1st Quarter 2011	111
2nd Quarter 2011	160
3rd Quarter 2011	229
4th Quarter 2011	325
1st Quarter 2012	457
2nd Quarter 2012	398
Total	$1,763

Excluding interest income (including accretion) and the average balance of this security from the calculations used to determine Tables II, III and IV, the interest rate spread and interest margin (fully taxable equivalent net interest income divided by average total earning assets) would be as follows:

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest rate spread:
Actual from Table III	4.10%	3.92%	4.14%	3.84%
Excluding Carolina First security	3.97%	3.86%	4.00%	3.79%

Interest margin:
Actual from Table III	4.33%	4.19%	4.37%	4.12%
Excluding Carolina First security	4.20%	4.13%	4.23%	4.07%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME	6 Months Ended
(In Thousands)	June 30,		$	%
	2012	2011	Change	Change
Service charges on deposit accounts	$2,417	$2,356	$61	2.6
Service charges and fees	455	425	30	7.1
Trust and financial management revenue	1,889	1,823	66	3.6
Brokerage revenue	456	352	104	29.5
Insurance commissions, fees and premiums	107	126	(19)	(15.1)
Interchange revenue from debit card transactions	983	937	46	4.9
Net gains from sales of loans	638	414	224	54.1
Increase in cash surrender value of life insurance	236	254	(18)	(7.1)
Net (loss) from other real estate	(80)	(43)	(37)	86.0
Net gain from premises and equipment	270	0	270
Impairment loss on limited partnership investment	0	(948)	948	(100.0)
Other operating income	483	532	(49)	(9.2)
Total other operating income before realized gains on available-for-sale securities, net	$7,854	$6,228	$1,626	26.1

NONINTEREST INCOME - SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $1,626,000 or 26.1%, in the first six months of 2012 as compared to the first six months of 2011. The most significant variances are as follows:

·	In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,029,000 at June 30, 2012. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in 2011.

·	Brokerage revenue increased $104,000, or 29.5%, reflecting increased sales of annuities used by customers as investment vehicles in retirement.

·	Net gains from sales of loans increased $224,000. Starting in late 2009, the Corporation began to sell a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The increase in revenue from sales in 2012 reflects the impact of significant refinancing activity, as market interest rates have continued to fall throughout most of the time frame since the Corporation began to offer the program.

·	The net gain from premises and equipment of $270,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012. Total insurance proceeds associated with the reconstruction project amounted to $608,000, including $154,000 for reimbursement of clean-up and other expenses, with the gain determined based on the excess of insurance proceeds for reconstruction and replacement of equipment totaling $454,000 over the net book value of items replaced totaling $182,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME	3 Months Ended
(In Thousands)	June 30,		$	%
	2012	2011	Change	Change
Service charges on deposit accounts	$1,256	$1,225	$31	2.5
Service charges and fees	235	207	28	13.5
Trust and financial management revenue	960	946	14	1.5
Brokerage revenue	288	229	59	25.8
Insurance commissions, fees and premiums	73	58	15	25.9
Interchange revenue from debit card transactions	488	485	3	0.6
Net gains from sales of loans	373	155	218	140.6
Increase in cash surrender value of life insurance	117	132	(15)	(11.4)
Net loss from other real estate	(184)	(24)	(160)	666.7
Net gain from premises and equipment	270	0	270
Other operating income	219	260	(41)	(15.8)
Total other operating income before realized gains on available-for-sale securities, net	$4,095	$3,673	$422	11.5

NONINTEREST INCOME - THREE MONTHS ENDED JUNE 30, 2012 AND 2011

As presented in Table VI, total noninterest income (excluding realized gains on available-for-sale securities) increased $422,000 or 11.5%, in the second quarter 2012 as compared to the second quarter 2011. The most significant variances are as follows:

·	As described in the discussion of noninterest income for the six month periods ended June 30, 2012 and 2011, brokerage revenue increased $59,000, or 25.8%, mainly from an increase in sales of annuities.

·	Also as described above, gains from sales of loans increased $218,000, with all of the gains resulting from sales of residential mortgage loans under the MPF Xtra program.

·	The net loss from other real estate in the second quarter 2012 of $184,000 included write-downs of the carrying values of two properties totaling $97,000 based on updated valuations from new appraisals, and losses totaling $87,000 from adjustments to amounts payable to the U.S. Small Business Administration related to sales of two commercial properties that took place in 2011.

·	As described in the discussion of noninterest income for the six month periods ended June 30, 2012 and 2011, the $270,000 net gain from premises and equipment in the second quarter 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012.

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)	6 Months Ended
	June 30,		$	%
	2012	2011	Change	Change
Salaries and wages	$7,161	$6,870	$291	4.2
Pensions and other employee benefits	2,456	2,324	132	5.7
Occupancy expense, net	1,264	1,397	(133)	(9.5)
Furniture and equipment expense	943	937	6	0.6
FDIC Assessments	303	514	(211)	(41.1)
Pennsylvania shares tax	672	639	33	5.2
Other operating expense	3,998	3,376	622	18.4

Total Other Expense	$16,797	$16,057	$740	4.6

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NONINTEREST EXPENSE - SIX MONTHS ENDED JUNE 30, 2012 AND 2011

As shown in Table VI, total noninterest expense increased $740,000 or 4.6% in the first six months of 2012 as compared to the first six months of 2011. Significant variances include the following:

·	Salaries and wages increased $291,000, or 4.2%, mainly as a result of merit-based salary increases. The number of full-time equivalent employees was 290 at June 30, 2012, up slightly from 289 at June 30, 2011.

·	Pensions and other employee benefits increased $132,000, or 5.7%, including an increase of $151,000 (23.8%) in group health insurance expense. The Corporation participates in a health care consortium, and is effectively self-insured for health care costs except for stop loss insurance coverage for catastrophic expenses in excess of defined levels. The increase in health insurance expense in 2012 over 2011 reflects a higher amount of claims incurred. Unemployment compensation and employee tuition expenses were lower in the first six months of 2012 than in the first six months of 2011.

·	Occupancy expense decreased $133,000, or 9.5%. Within this category, snow removal and related expenses were $48,000 lower in 2012, reflecting the milder winter weather throughout the Corporation’s market area. Depreciation expense was $86,000 lower in 2012, mainly due to the impact of the sale of the Court Street, Williamsport property in the third quarter 2011. In connection with the sale, the Corporation entered into a lease arrangement to continue to use a portion of the building. The lease is accounted for as an operating lease. Management estimates that total building-related expenses (including the effects of lower depreciation referred to above) for this location were $75,000 lower in the first six months of 2012 than in the first six months of 2011.

·	FDIC Assessments decreased $211,000, or 41.1%. Effective April 1, 2011, the FDIC’s method of determining assessments to banks changed, with the new methodology resulting in higher assessments to larger, more complex or higher-risk institutions, and smaller assessments to many community and small regional banks. The Corporation’s estimated first quarter 2012 FDIC assessment was substantially lower than the first quarter 2011 amount, reflecting the new methodology. The favorable decline also reflects rate changes attributed to improvements in the Corporation’s risk profile based on financial ratios.

·	Other operating expense increased $622,000, or 18.4%. This category includes many different types of expenses, with the most significant differences in amounts between the first six months of 2012 and 2011 as follows:

➢	The Corporation incurred a charge of $143,000 in the second quarter 2012 related to pre-payment of a $5 million borrowing, with the pre-payment funded by proceeds from selling available-for-sale securities for a net gain of $166,000. Management expects the net impact of the sales of securities and pre-payment of the borrowing to be slightly favorable to the net interest margin over the next several quarters.
➢	Software-related subscriptions and updates, mainly related to lending-related activities, up $131,000, or 41.7%
➢	Fees paid related to interchange and ATM processing, up $70,000, or 14.2%
➢	Expenses associated with other real estate properties, up $64,000
➢	Professional fees, up $62,000, or 34.6%, including costs associated with training and implementation of lending-related software changes and customer service training
➢	Charitable donations, up $53,000, and
➢	Attorney fees, up $53,000, mainly related to lending-related and other matters not related to litigation.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)
	3 Months Ended
	June 30,		$	%
	2012	2011	Change	Change
Salaries and wages	$3,586	$3,469	$117	3.4
Pensions and other employee benefits	1,090	1,018	72	7.1
Occupancy expense, net	628	665	(37)	(5.6)
Furniture and equipment expense	461	453	8	1.8
FDIC Assessments	157	189	(32)	(16.9)
Pennsylvania shares tax	340	320	20	6.3
Other operating expense	2,018	1,680	338	20.1

Total Other Expense	$8,280	$7,794	$486	6.2

NONINTEREST EXPENSE - THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Total noninterest expense was $486,000, or 6.2%, higher in the second quarter 2012 as compared to the second quarter 2011. Significant changes include the following:

·	Salaries and wages increased $117,000, or 3.4%, mainly as a result of merit-based salary increases.

·	Pensions and other employee benefits increased $72,000, or 7.1%, including an increase of $83,000 (24.8%) in group health insurance expense, mainly as a result of higher total claims incurred in 2012.

·	Other operating expense increased $338,000, or 20.1%, in the second quarter 2012 as compared to the second quarter 2011. The most significant differences in individual types of expenses within this category between the second quarters of 2012 and 2011 are as follows:

➢	As described in the comparison of expenses for the six month periods ended June 30, 2012 and 2011, the Corporation incurred a charge of $143,000 in the second quarter 2012 related to pre-payment of a $5 million borrowing, with the pre-payment funded by proceeds from selling available-for-sale securities for a net gain of $166,000.
➢	Software-related subscriptions and updates, mainly related to lending-related activities, up $57,000, or 33.7%
➢	Charitable donations, up $44,000
➢	Fees paid related to interchange and ATM processing, up $38,000, or 15.1%
➢	Professional fees, up $37,000, or 40.2%, including costs associated with training and implementation of lending-related software changes and customer service training, and
➢	Attorney fees, up $34,000, mainly related to lending-related and other matters not related to litigation.

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

The allowance for loan losses was $7,657,000 at June 30, 2012, down slightly from $7,705,000 at December 31, 2011. As shown in Table X, the specific allowance on impaired loans totaled $1,303,000 at June 30, 2012, which was $177,000 higher than the total specific allowance at December 31, 2011. In the second quarter 2012, the estimated allowance required for loans to one commercial borrower increased $237,000 based on management’s updated assessment of the borrower’s prospects for repayment and the estimated net selling price of real estate collateral. Table X also shows the collectively determined component of the allowance for commercial loans fell by $165,000 as of June 30, 2012 compared to December 31, 2011. The collectively determined allowance for the commercial segment was lower because the net charge-off percentage used to determine a portion of the collectively determined allowance was lower in the first six months of 2012 as compared to the percentage used throughout 2011. (The Corporation uses net charge-offs as a percentage of average outstanding loans for the previous three calendar years to estimate a portion of the collectively determined allowance.) The collectively determined portion of the allowance on residential mortgage loans was $59,000 lower at June 30, 2012 than at December 31, 2011, mainly because outstanding loans were lower. The net charge-off percentages did not change significantly for the residential mortgage and consumer segments, and the qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly for any of the segments, at June 30, 2012 as compared to December 31, 2011.

As shown in Table IX, the Corporation recorded a provision for loan losses of $185,000 in the first six months of 2012 as compared to a credit for loan losses of $161,000 in the first six months of 2011. The provision for loan losses in the first six months of 2012 included a provision of $367,000 in the second quarter, due mainly to the $237,000 increase in allowance required on one commercial loan relationship, as described above, as well as an increase in the collectively determined allowance required on commercial loans due to an increase in loans outstanding. The credit for loan losses in the first six months of 2011 included the impact of a reduction in the allowance on impaired loans, as a loan was paid off in full for which the Corporation had established a specific allowance of $150,000 at December 31, 2010 and lower charge-offs than previously established allowances related to two other commercial loan relationships. Also, collectively determined allowances were lower at June 30, 2011 than at December 31, 2010 as a result of lower outstanding loan balances. The total amount of the provision or credit for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. Note 7 to the consolidated financial statements includes a summary of the provision or credit for loan losses and activity in the allowance for loan losses, by segment and class, for the three-month and six-month periods ended June 30, 2012 and 2011.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $6,861,000 at June 30, 2012 was $1,003,000 lower than the amount at December 31, 2011, primarily because of pay-downs received. Table XI also reflects significant improvement in total loans past due 30-89 days and still accruing interest, mainly due to a lower amount of past due residential mortgage loans. Total nonperforming loans of $8,591,000, or 1.22% of total loans outstanding, at June 30, 2012 was slightly higher than total nonperforming loans of 1.19% of loans at December 31, 2011, and within the range of 1.11% to 1.58% year-end levels from 2007 through of 2011. Total nonperforming assets of $9,495,000, or 0.72% of total assets, at June 30, 2012 was slightly lower than the level at December 31, 2011, and within the range of 0.66% to 0.92% based on year-end levels from 2007 through 2011. The allowance for loan losses was 1.09% of total loans outstanding at June 30, 2012, which was the same percentage at December 31, 2011, and the allowance as a percentage of nonperforming loans was 89.13% at June 30, 2012, down slightly from 91.03% at December 31, 2011. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

As shown in Table XI, loans classified as TDRs were higher at June 30, 2012 and December 31, 2011 as compared to the previous year-end balances presented. The increase in TDRs reflects the impact of the (ASU 2011-02) accounting guidance which became effective in 2011, as modifications such as extensions of terms and maturities that would have not been considered TDRs in the past (because the contractual interest rate had not been changed) are now considered TDRs because the current (un-modified) contractual rate would be considered less than a market rate for the applicable borrower.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The outstanding balance of TDRs at December 31, 2011 included a balance of $466,000 related to six commercial loans secured by real estate stemming from a forbearance agreement entered into with one commercial customer. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In the first quarter 2012, the loans were not repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at June 30, 2012. The outstanding balance of the loans was $466,000 at June 30, 2012. The loans were in nonaccrual status at June 30, 2012 and December 31, 2011. At June 30, 2012, the risk rating of the loans was Substandard, while the risk rating of the loans was Doubtful at December 31, 2011. Based on management’s estimate of the value of the underlying collateral, net of selling costs, the Corporation had no allowance for loan losses associated with these loans at June 30, 2012 and December 31, 2011.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2012. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)
	6 Months Ended
	June 30,	June 30,	Years Ended December 31,
	2012	2011	2011	2010	2009	2008	2007
Balance, beginning of year	$7,705	$9,107	$9,107	$8,265	$7,857	$8,859	$8,201
Charge-offs:
Residential mortgage	(188)	(79)	(100)	(340)	(146)	(173)	(149)
Commercial	(35)	(734)	(1,189)	(91)	(39)	(1,607)	(174)
Consumer	(68)	(84)	(157)	(188)	(293)	(259)	(221)
Total charge-offs	(291)	(897)	(1,446)	(619)	(478)	(2,039)	(544)
Recoveries:
Residential mortgage	18	0	3	55	8	19	5
Commercial	5	177	255	113	77	22	31
Consumer	35	43	71	102	121	87	50
Total recoveries	58	220	329	270	206	128	86
Net charge-offs	(233)	(677)	(1,117)	(349)	(272)	(1,911)	(458)
Allowance for loan losses recorded in acquisition	0	0	0	0	0	0	587
Provision (credit) for loan losses	185	(161)	(285)	1,191	680	909	529
Balance, end of period	$7,657	$8,269	$7,705	$9,107	$8,265	$7,857	$8,859

Net charge-offs as a % of average loans	0.03%	0.09%	0.16%	0.05%	0.04%	0.26%	0.06%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of
	June 30,	As of December 31,
	2012	2011	2010	2009	2008	2007
ASC 310 - Impaired loans	$1,303	$1,126	$2,288	$1,126	$456	$2,255
ASC 450 - Collective segments:
Commercial	2,646	2,811	3,047	2,677	2,654	1,870
Residential mortgage	3,071	3,130	3,227	3,859	3,920	4,201
Consumer	201	204	232	281	399	533
Unallocated	436	434	313	322	428	0

Total Allowance	$7,657	$7,705	$9,107	$8,265	$7,857	$8,859

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI – PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of
	June 30,	As of December 31,
	2012	2011	2010	2009	2008	2007
Impaired loans with a valuation allowance	$3,434	$3,433	$5,457	$2,690	$2,230	$5,361
Impaired loans without a valuation allowance	3,427	4,431	3,191	3,257	3,435	857
Total impaired loans	$6,861	$7,864	$8,648	$5,947	$5,665	$6,218

Total loans past due 30-89 days and still accruing	$5,191	$7,898	$7,125	$9,445	$9,875	$10,822

Nonperforming assets:
Total nonaccrual loans	$7,447	$7,197	$10,809	$9,092	$7,200	$6,955
Total loans past due 90 days or more and still accruing	1,144	1,267	727	31	1,305	1,200
Total nonperforming loans	8,591	8,464	11,536	9,123	8,505	8,155
Foreclosed assets held for sale (real estate)	904	1,235	537	873	298	258
Total nonperforming assets	$9,495	$9,699	$12,073	$9,996	$8,803	$8,413

Loans subject to troubled debt restructurings (TDRs):
Performing	$925	$1,064	$645	$326	$0	$0
Nonperforming	1,754	2,413	0	0	0	0
Total TDRs	$2,679	$3,477	$645	$326	$0	$0

Total nonperforming loans as a % of loans	1.22%	1.19%	1.58%	1.27%	1.14%	1.11%
Total nonperforming assets as a % of assets	0.72%	0.73%	0.92%	0.76%	0.69%	0.66%
Allowance for loan losses as a % of total loans	1.09%	1.09%	1.25%	1.15%	1.06%	1.20%
Allowance for loan losses as a % of nonperforming loans	89.13%	91.03%	78.94%	90.60%	92.38%	108.63%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type
(In Thousands)	June 30,	As of December 31,
	2012	2011	2010	2009	2008	2007
Residential mortgage:
Residential mortgage loans - first liens	$321,163	$331,015	$333,012	$340,268	$353,909	$363,467
Residential mortgage loans - junior liens	27,404	28,851	31,590	35,734	40,657	40,392
Home equity lines of credit	31,858	30,037	26,853	23,577	21,304	20,542
1-4 Family residential construction	10,699	9,959	14,379	11,452	11,262	4,742
Total residential mortgage	391,124	399,862	405,834	411,031	427,132	429,143

Commercial:
Commercial loans secured by real estate	164,771	156,388	167,094	163,483	165,979	144,742
Commercial and industrial	52,704	57,191	59,005	49,753	48,295	52,241
Political subdivisions	36,858	37,620	36,480	37,598	38,790	33,013
Commercial construction	26,517	23,518	24,004	15,264	13,730	17,755
Loans secured by farmland	10,079	10,949	11,353	11,856	9,140	8,287
Multi-family (5 or more) residential	6,409	6,583	7,781	8,338	8,367	9,004
Agricultural loans	3,263	2,987	3,472	3,848	4,495	3,553
Other commercial loans	563	552	392	638	884	1,010
Total commercial	301,164	295,788	309,581	290,778	289,680	269,605

Consumer	12,146	12,665	14,996	19,202	26,732	37,193

Total	704,434	708,315	730,411	721,011	743,544	735,941

Less: allowance for loan losses	(7,657)	(7,705)	(9,107)	(8,265)	(7,857)	(8,859)

Loans, net	$696,777	$700,610	$721,304	$712,746	$735,687	$727,082

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2012, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $44,523,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $29,281,000 at June 30, 2012.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2012 and December 31, 2011 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2012	2011	2012	2011	2012	2011
Federal Home Loan Bank of Pittsburgh	$30,038	$40,363	$295,860	$292,304	$325,898	$332,667
Federal Reserve Bank Discount Window	0	0	28,158	27,438	28,158	27,438
Other correspondent banks	0	0	45,000	25,000	45,000	25,000
Total credit facilities	$30,038	$40,363	$369,018	$344,742	$399,056	$385,105

At June 30, 2012 and December 31, 2011, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings. No letters of credit were outstanding at either date.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At June 30, 2012, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $216,200,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at June 30, 2012 and December 31, 2011 are presented below. Management believes, as of June 30, 2012 and December 31, 2011, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total capital to risk-weighted assets:
Consolidated	$160,036	22.53%	$56,836	³8%	n/a	n/a
C&N Bank	147,313	20.97%	56,203	³8%	$70,253	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	151,291	21.29%	28,418	³4%	n/a	n/a
C&N Bank	139,590	19.87%	28,101	³4%	42,152	³6%
Tier 1 capital to average assets:
Consolidated	151,291	11.79%	51,312	³4%	n/a	n/a
C&N Bank	139,590	10.92%	51,136	³4%	63,920	³5%

December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$149,898	21.17%	$56,636	³8%	n/a	n/a
C&N Bank	137,717	19.66%	56,046	³8%	$70,058	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	141,255	19.95%	28,318	³4%	n/a	n/a
C&N Bank	129,978	18.55%	28,023	³4%	42,035	³6%
Tier 1 capital to average assets:
Consolidated	141,255	10.93%	51,712	³4%	n/a	n/a
C&N Bank	129,978	10.14%	51,285	³4%	64,107	³5%

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $11,519,000 at June 30, 2012 and $10,791,000 at December 31, 2011. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($465,000) at June 30, 2012 and ($631,000) at December 31, 2011.

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. Accordingly, the Corporation has included Statements of Comprehensive Income in the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2012 and 2011.

Comprehensive Income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as Other Comprehensive Income. Changes in the components of Accumulated Other Comprehensive Income (Loss) are included in Other Comprehensive Income, and for the Corporation, consist of changes in unrealized gains or losses on available-for-sale securities and changes in underfunded defined benefit plans. Comprehensive Income totaled $12,166,000 for the six months ended June 30, 2012 as compared to $17,825,000 in the first six months of 2011. Although net income was slightly higher for the first six months of 2012 than in the first six months of 2011, Comprehensive Income was lower in the first six months of 2012 because the amount of unrealized gains on available-for-sale securities, net of deferred income tax, was $728,000 as compared to $6,650,000 in the first six months of 2011. Similarly, while net income for the second quarter 2012 was only $12,000 lower than second quarter 2011 net income, Comprehensive Income of $6,365,000 for the second quarter 2012 was $3,160,000 lower than for the second quarter 2011, mainly because the amount of unrealized gains on available-for-sale securities, net of tax, was lower in the second quarter 2012 than in the second quarter 2011.

INCOME TAXES

The effective income tax rate was approximately 27% of pre-tax income for each of the three-month and six-month periods ended June 30, 2012. The provision for income tax for the interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2012, the net deferred tax asset was $3,962,000, down from the balance at December 31, 2011 of $6,173,000. The main reasons for the decrease in net deferred tax asset included: (1) reduction in deferred tax asset related to general business credit carryforwards, which fell to $0 at June 30, 2012 from $831,000 at December 31, 2011; (2) reduction in deferred tax asset related to the credit for alternative minimum tax (AMT) paid in prior periods, which decreased to $4,070,000 at June 30, 2012 from $4,569,000 at December 31, 2011; and (3) increase in deferred tax liability associated with unrealized gains on available-for-sale securities to $6,201,000 at June 30, 2012 from $5,559,000 at December 31, 2011. The reduction in deferred tax assets for general business credit carryforwards and the credit for AMT resulted from the estimated excess of the Corporation’s regular tax liability over the AMT liability for the first six months of 2012, as results for the first six months of 2012 indicate the credits would be fully utilized and a portion of the credit for prior years’ AMT paid would be realized.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at June 30, 2012 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 10 to the unaudited, consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through mid-2012. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of May 31, 2012 and October 31, 2011. The table shows that as of May 31, 2012 and October 31, 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

In December 2007, the Corporation entered into repurchase agreements (borrowings) totaling $80 million to fund the purchase of investment securities. The borrowings include embedded caps providing that, if three-month LIBOR were to exceed 5.15%, the interest rate payable on the repurchase agreements would fall, down to a minimum of 0%, based on parameters included in the repurchase agreements. Three-month LIBOR was 0.47% at May 31, 2012 and 0.43% at October 31, 2011, and has not exceeded 5.15% since the embedded caps were acquired. The embedded cap on one of the $40 million borrowings expired in December 2010, and the embedded cap on the other $40 million borrowing expires in December 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

May 31, 2012 Data
(In Thousands)		Period Ending May 31, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$62,980	$27,471	$35,509	-18.2%	25.0%
+300	60,395	22,265	38,130	-12.2%	20.0%
+200	57,736	17,606	40,130	-7.6%	15.0%
+100	54,982	13,065	41,917	-3.5%	10.0%
0	51,950	8,524	43,426	0.0%	0.0%
-100	48,699	7,416	41,283	-4.9%	10.0%
-200	47,737	7,412	40,325	-7.1%	15.0%
-300	47,422	7,412	40,010	-7.9%	20.0%
-400	47,295	7,412	39,883	-8.2%	25.0%

	Market Value of Portfolio Equity at May 31, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$160,386	-22.5%	50.0%
+300	174,800	-15.5%	45.0%
+200	187,641	-9.3%	35.0%
+100	198,721	-4.0%	25.0%
0	206,901	0.0%	0.0%
-100	202,348	-2.2%	25.0%
-200	221,286	7.0%	35.0%
-300	257,785	24.6%	45.0%
-400	297,821	43.9%	50.0%

October 31, 2011 Data
(In Thousands)		Period Ending October 31, 2012

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$66,369	$29,617	$36,752	-18.0%	25.0%
+300	63,690	24,535	39,155	-12.6%	20.0%
+200	60,927	19,806	41,121	-8.2%	15.0%
+100	58,095	15,076	43,019	-4.0%	10.0%
0	55,164	10,346	44,818	0.0%	0.0%
-100	51,929	8,720	43,209	-3.6%	10.0%
-200	50,441	8,680	41,761	-6.8%	15.0%
-300	49,961	8,680	41,281	-7.9%	20.0%
-400	49,828	8,680	41,148	-8.2%	25.0%

	Market Value of Portfolio Equity at October 31, 2011

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$153,307	-23.2%	50.0%
+300	165,701	-17.0%	45.0%
+200	178,261	-10.7%	35.0%
+100	189,315	-5.2%	25.0%
0	199,726	0.0%	0.0%
-100	197,329	-1.2%	25.0%
-200	211,794	6.0%	35.0%
-300	238,309	19.3%	45.0%
-400	278,876	39.6%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 6 of the consolidated financial statements, the Corporation recognized an impairment loss in earnings related to a bank stock of $67,000 in the first quarter 2012. The Corporation recognized no OTTI losses related to bank stocks in the second quarter 2012. The Corporation recognized no OTTI losses related to bank stocks in the first six months of 2011.

Equity securities held as of June 30, 2012 and December 31, 2011 are presented in Table XII. Table XII presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2012.

TABLE XIV - EQUITY SECURITIES RISK

(In Thousands)

	June 30,	Dec. 31,
	2012	2011
Cost	$6,208	$5,643
Fair Value	8,626	7,728
Hypothetical 10% Decline In Market Value	(863)	(773)
Hypothetical 20% Decline In Market Value	(1,725)	(1,546)

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

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of June 30, 2012, the maximum additional value available for purchases under this program was $980,694.

In the second quarter 2012, the Corporation made no purchases of its equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.   Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of Security holders, including Indentures	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the Consolidated Financial Statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

95. Mine safety disclosure exhibit	Not applicable

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Furnished herewith*

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

CITIZENS & NORTHERN CORPORATION

August 7, 2012	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

August 7, 2012	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

