Form 10-Q
period 2012-09-30
CITIZENS & NORTHERN CORP
filed 2012-11-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,255,383 Shares Outstanding on November 1, 2012

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

CITIZENS & NORTHERN CORPORATION

Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – September 30, 2012 and December 31, 2011	Page 3

Consolidated Statements of Operations (Unaudited) – Three Months and Nine Months Ended September 30, 2012 and 2011	Page 4

Consolidated Statements of Comprehensive Income (Unaudited) – Three Months and Nine Months Ended September 30, 2012 and 2011	Page 5

Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended September 30, 2012 and 2011	Page 6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Nine Months Ended September 30, 2012 and 2011	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 37

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 38 – 58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 59 – 61

Item 4. Controls and Procedures	Page 61

Part II. Other Information	Pages 62 – 63

Signatures	Page 64

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer	Page 65

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer	Page 66

Exhibit 32. Section 1350 Certifications	Page 67

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Thousands, Except Share Data)	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks:
Noninterest-bearing	$20,567	$17,618
Interest-bearing	21,929	42,957
Total cash and due from banks	42,496	60,575
Available-for-sale securities, at fair value	487,314	481,685
Loans held for sale	3,846	939

Loans receivable	698,149	708,315
Allowance for loan losses	(7,792)	(7,705)
Loans, net	690,357	700,610
Bank-owned life insurance	21,236	20,889
Accrued interest receivable	4,927	4,797
Bank premises and equipment, net	19,010	19,028
Foreclosed assets held for sale	839	1,235
Deferred tax asset, net	2,122	6,173
Intangible asset - Core deposit intangibles	156	212
Intangible asset - Goodwill	11,942	11,942
Other assets	25,764	15,650
TOTAL ASSETS	$1,310,009	$1,323,735

LIABILITIES
Deposits:
Noninterest-bearing	$187,920	$193,595
Interest-bearing	825,090	824,611
Total deposits	1,013,010	1,018,206
Short-term borrowings	19,657	4,950
Long-term borrowings	89,954	125,363
Accrued interest and other liabilities	7,242	7,831
TOTAL LIABILITIES	1,129,863	1,156,350

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at September 30, 2012 and December 31, 2011	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2012 and 2011; issued 12,506,759 at September 30, 2012 and 12,460,920 at December 31, 2011	12,507	12,461
Paid-in capital	68,215	67,568
Retained earnings	91,811	82,302
Treasury stock, at cost; 252,000 shares at September 30, 2012 and 305,391 shares at December 31, 2011	(4,213)	(5,106)
Sub-total	168,320	157,225
Accumulated other comprehensive income:
Unrealized gains on available-for-sale securities	12,278	10,791
Defined benefit plans	(452)	(631)
Total accumulated other comprehensive income	11,826	10,160
TOTAL STOCKHOLDERS' EQUITY	180,146	167,385
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,310,009	$1,323,735

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data) (Unaudited)	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$9,996	$10,790	$30,604	$32,485
Interest on balances with depository institutions	31	13	90	45
Interest on loans to political subdivisions	395	372	1,147	1,119
Interest on loans held for sale	42	9	74	36
Income from available-for-sale and held-to-maturity securities:
Taxable	2,019	2,784	7,197	8,326
Tax-exempt	1,275	1,285	3,803	3,860
Dividends	78	64	226	187
Total interest and dividend income	13,836	15,317	43,141	46,058
INTEREST EXPENSE
Interest on deposits	1,158	1,775	3,779	6,610
Interest on short-term borrowings	2	6	6	20
Interest on long-term borrowings	1,068	1,327	3,346	4,122
Total interest expense	2,228	3,108	7,131	10,752
Net interest income	11,608	12,209	36,010	35,306
Provision (credit) for loan losses	236	(37)	421	(198)
Net interest income after provision (credit) for loan losses	11,372	12,246	35,589	35,504
OTHER INCOME
Service charges on deposit accounts	1,290	1,230	3,707	3,586
Service charges and fees	239	218	694	643
Trust and financial management revenue	873	785	2,762	2,608
Interchange revenue from debit card transactions	477	490	1,460	1,427
Net gains from sale of loans	625	263	1,263	677
Increase in cash surrender value of life insurance	111	127	347	381
Insurance commissions, fees and premiums	62	66	169	192
Impairment loss on limited partnership investment	0	0	0	(948)
Other operating income	426	820	1,555	1,661
Sub-total	4,103	3,999	11,957	10,227
Total other-than-temporary impairment losses on available-for-sale securities	0	0	(67)	0
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	0	0	0	0
Net impairment losses recognized in earnings	0	0	(67)	0
Realized gains on available-for-sale securities, net	2,430	26	2,698	2,028
Net realized gains on available-for-sale securities	2,430	26	2,631	2,028
Total other income	6,533	4,025	14,588	12,255
OTHER EXPENSES
Salaries and wages	3,594	3,451	10,755	10,321
Pensions and other employee benefits	982	1,020	3,438	3,344
Occupancy expense, net	610	641	1,874	2,038
Furniture and equipment expense	475	498	1,418	1,435
FDIC assessments	165	174	468	688
Pennsylvania shares tax	339	345	1,011	984
Loss on prepayment of debt	2,190	0	2,333	0
Other operating expense	2,042	1,923	5,897	5,299
Total other expenses	10,397	8,052	27,194	24,109
Income before income tax provision	7,508	8,219	22,983	23,650
Income tax provision	2,014	2,230	6,217	6,423
NET INCOME	$5,494	$5,989	$16,766	$17,227
NET INCOME PER SHARE - BASIC	$0.45	$0.49	$1.37	$1.42
NET INCOME PER SHARE - DILUTED	$0.45	$0.49	$1.37	$1.42

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$5,494	$5,989	$16,766	$17,227

Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	3,597	5,310	5,168	17,384
Reclassification adjustment for gains realized in income	(2,430)	(26)	(2,631)	(2,028)
Other comprehensive gain on available-for-sale securities	1,167	5,284	2,537	15,356

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	0	0	200	(122)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	20	14	60	41
Other comprehensive gain (loss) on unfunded retirement obligations	20	14	260	(81)

Other comprehensive income before income tax	1,187	5,298	2,797	15,275
Income tax related to other comprehensive income	(415)	(1,800)	(1,131)	(5,190)

Net other comprehensive income	772	3,498	1,666	10,085

Total comprehensive income	$6,266	$9,487	$18,432	$27,312

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended Sept. 30,
(In Thousands) (Unaudited)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,766	$17,227
Adjustments to reconcile net income to net cash provided by operating activities: Provision (credit) for loan losses	421	(198)
Realized gains on available-for-sale securities, net	(2,631)	(2,028)
Loss on prepayment of debt	2,333	0
Gain on disposition of premises and equipment	(271)	(324)
Loss (gain) on sale of foreclosed assets, net	99	(8)
Depreciation expense	1,444	1,584
Accretion and amortization on securities, net	1,022	1,045
Accretion and amortization on loans, deposits and borrowings, net	(40)	(27)
Amortization of mortgage servicing rights	69	48
Impairment loss on limited partnership interest	0	948
Increase in cash surrender value of life insurance	(347)	(381)
Stock-based compensation	487	386
Amortization of core deposit intangibles	56	86
Deferred income taxes	2,920	2,936
Gains on sales of mortgage loans, net	(1,263)	(677)
Origination of mortgage loans for sale	(42,571)	(15,166)
Proceeds from sales of mortgage loans	40,665	19,683
(Increase) decrease in accrued interest receivable and other assets	(1,266)	888
(Decrease) increase in accrued interest payable and other liabilities	(545)	1,280
Net Cash Provided by Operating Activities	17,348	27,302
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,060)	0
Proceeds from sales of available-for-sale securities	14,804	16,696
Proceeds from calls and maturities of available-for-sale securities	81,595	79,813
Purchase of available-for-sale securities	(107,483)	(108,327)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,222	1,164
Net decrease in loans	9,141	22,150
Proceeds from bank-owned life insurance	0	1,442
Purchase of premises and equipment	(1,428)	(666)
Proceeds from disposition of premises and equipment	455	3,060
Purchase of investment in limited liability entity	(538)	(200)
Return of principal on limited liability entity investments	80	93
Proceeds from sale of foreclosed assets	1,120	640
Net Cash (Used in) Provided by Investing Activities	(2,092)	15,865
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(5,202)	(8,632)
Net increase in short-term borrowings	14,707	821
Repayments of long-term borrowings	(37,742)	(20,471)
Purchase of treasury stock	0	(983)
Sale of treasury stock	219	16
Tax benefit from compensation plans	83	48
Common dividends paid	(6,460)	(4,513)
Net Cash Used in Financing Activities	(34,395)	(33,714)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,139)	9,453
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,815	46,301
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,676	$55,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$737	$1,691
Interest paid	$7,392	$10,817
Income taxes paid	$4,150	$2,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2012 and 2011

(In Thousands Except Share and Per Share Data)

(Unaudited)

						Accum. Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Nine Months Ended September 30, 2012:
Balance, December 31, 2011	12,460,920	305,391	$12,461	$67,568	$82,302	$10,160	$(5,106)	$167,385
Net income					16,766			16,766
Other comprehensive income, net						1,666		1,666
Cash dividends declared on common stock, $.60 per share					(7,331)			(7,331)
Shares issued for dividend reinvestment plan	45,839		46	825				871
Shares issued from treasury related to exercise of stock options		(14,399)		(22)			241	219
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		3,560		59			(59)	0
Stock-based compensation expense				487				487
Tax benefit of stock options				9				9
Tax benefit from employee benefit plan					74			74
Balance, September 30, 2012	12,506,759	252,000	$12,507	$68,215	$91,811	$11,826	$(4,213)	$180,146

Nine Months Ended September 30, 2011:
Balance, December 31, 2010	12,408,212	254,614	$12,408	$66,648	$65,920	$(1,601)	$(4,431)	$138,944
Net income					17,227			17,227
Other comprehensive income, net						10,085		10,085
Cash dividends declared on common stock, $.42 per share					(5,110)			(5,110)
Shares issued for dividend reinvestment plan	39,007		39	558				597
Treasury stock purchased		68,410					(983)	(983)
Shares issued from treasury related to exercise of stock options		(1,108)		(3)			19	16
Restricted stock granted		(15,622)		(272)			272	0
Forfeiture of restricted stock		295		5			(5)	0
Stock-based compensation expense				386				386
Tax benefit from employee benefit plan					48			48
Balance, September 30, 2011	12,447,219	306,589	$12,447	$67,322	$78,085	$8,484	$(5,128)	$161,210

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

Operating results reported for the three-month and nine-month periods ended September 30, 2012 might not be indicative of the results for the year ending December 31, 2012. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2012
Earnings per share – basic	$16,766,000	12,225,895	$1.37
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		202,199
Hypothetical share repurchase at $19.35		(175,737)
Earnings per share – diluted	$16,766,000	12,252,357	$1.37

Nine Months Ended September 30, 2011
Earnings per share – basic	$17,227,000	12,167,563	$1.42
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		92,786
Hypothetical share repurchase at $15.57		(89,738)
Earnings per share – diluted	$17,227,000	12,170,611	$1.42

Quarter Ended September 30, 2012
Earnings per share – basic	$5,494,000	12,244,797	$0.45
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		198,863
Hypothetical share repurchase at $19.35		(172,975)
Earnings per share – diluted	$5,494,000	12,270,685	$0.45

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended September 30, 2011
Earnings per share – basic	$5,989,000	12,150,910	$0.49
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		91,843
Hypothetical share repurchase at $15.56		(88,892)
Earnings per share – diluted	$5,989,000	12,153,861	$0.49

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 146,295 shares in the nine-month period ended September 30, 2012, 224,651 shares in the nine-month period ended September 30, 2011, 143,866 shares in the third quarter 2012 and 223,463 shares in the third quarter 2011.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2012
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,168	$(1,971)	$3,197
Reclassification adjustment for gains realized in income	(2,631)	921	(1,710)
Other comprehensive gain on available-for-sale securities	2,537	(1,050)	1,487

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	200	(61)	139
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	60	(20)	40
Other comprehensive gain on unfunded retirement obligations	260	(81)	179

Total other comprehensive income	$2,797	$(1,131)	$1,666

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2011
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$17,384	$(5,908)	$11,476
Reclassification adjustment for gains realized in income	(2,028)	690	(1,338)
Other comprehensive gain on available-for-sale securities	15,356	(5,218)	10,138

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	(122)	41	(81)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	41	(13)	28
Other comprehensive loss on unfunded retirement obligations	(81)	28	(53)

Total other comprehensive income	$15,275	$(5,190)	$10,085

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Quarter Ended September 30, 2012
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$3,597	$(1,259)	$2,338
Reclassification adjustment for gains realized in income	(2,430)	851	(1,579)
Other comprehensive gain on available-for-sale securities	1,167	(408)	759

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	20	(7)	13
Other comprehensive gain on unfunded retirement obligations	20	(7)	13

Total other comprehensive income	$1,187	$(415)	$772

	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Quarter Ended September 30, 2011
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,310	$(1,805)	$3,505
Reclassification adjustment for gains realized in income	(26)	9	(17)
Other comprehensive gain on available-for-sale securities	5,284	(1,796)	3,488

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	14	(4)	10
Other comprehensive gain on unfunded retirement obligations	14	(4)	10

Total other comprehensive income	$5,298	$(1,800)	$3,498

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows:

(In Thousands)

			Accumulated
	Unrealized	Unfunded	Other
	Holding Gains	Retirement	Comprehensive
	on Securities	Obligations	Income
Nine Months Ended September 30, 2012
Balance, beginning of period	$10,791	$(631)	$10,160
Change during nine months ended September 30, 2012	1,487	179	1,666
Balance, end of period	$12,278	$(452)	$11,826

Nine Months Ended September 30, 2011
Balance, beginning of period	$(1,351)	$(250)	$(1,601)
Change during nine months ended September 30, 2011	10,138	(53)	10,085
Balance, end of period	$8,787	$(303)	$8,484

Quarter Ended September 30, 2012
Balance, beginning of period	$11,519	$(465)	$11,054
Change during three months ended September 30, 2012	759	13	772
Balance, end of period	$12,278	$(452)	$11,826

Quarter Ended September 30, 2011
Balance, beginning of period	$5,299	$(313)	$4,986
Change during three months ended September 30, 2011	3,488	10	3,498
Balance, end of period	$8,787	$(303)	$8,484

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2012 and December 31, 2011 include the following:

(In thousands)	Sept. 30,	Dec. 31,
	2012	2011
Cash and cash equivalents	$37,676	$56,815
Certificates of deposit	4,820	3,760
Total cash and due from banks	$42,496	$60,575

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $12,118,000 at September 30, 2012 and $14,035,000 at December 31, 2011.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

At September 30, 2012 and December 31, 2011, assets measured at fair value and the valuation methods used are as follows:

		September 30, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$23,844	$0	$23,844
Obligations of states and political subdivisions:
Tax-exempt	0	141,519	0	141,519
Taxable	0	22,244	0	22,244
Mortgage-backed securities	0	90,357	0	90,357
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	191,945	0	191,945
Trust preferred securities issued by individual institutions	0	6,221	0	6,221
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	2,496	2,496
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	476,790	2,496	479,286
Marketable equity securities	8,028	0	0	8,028
Total available-for-sale securities	8,028	476,790	2,496	487,314
Servicing rights	0	0	568	568
Total recurring fair value measurements	$8,028	$476,790	$3,064	$487,882

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,119	$4,119
Valuation allowance	0	0	(1,468)	(1,468)
Impaired loans, net	0	0	2,651	2,651
Foreclosed assets held for sale	0	0	839	839
Total nonrecurring fair value measurements	$0	$0	$3,490	$3,490

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

		December 31, 2011
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$25,587	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	0	132,962	0	132,962
Taxable	0	14,334	0	14,334
Mortgage-backed securities	0	121,769	0	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	165,131	0	165,131
Trust preferred securities issued by individual institutions	0	8,146	0	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	4,638	4,638
Pooled trust preferred securities - mezzanine tranches	0	0	730	730
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	468,589	5,368	473,957
Marketable equity securities	7,728	0	0	7,728
Total available-for-sale securities	7,728	468,589	5,368	481,685
Servicing rights	0	0	375	375
Total recurring fair value measurements	$7,728	$468,589	$5,743	$482,060

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,433	$3,433
Valuation allowance	0	0	(1,126)	(1,126)
Impaired loans, net	0	0	2,307	2,307
Foreclosed assets held for sale	0	0	1,235	1,235
Total nonrecurring fair value measurements	$0	$0	$3,542	$3,542

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

Management has calculated the fair value of the Corporation’s pooled trust-preferred securities by applying a discount rate to the estimated cash flows. Management used the cash flow estimates determined using the process described in Note 6 for evaluating pooled trust-preferred securities for other-than-temporary impairment (OTTI). Management used discount rates considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the securities. In establishing the discount rate, management considered: (1) the implied discount rates as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) an adjustment to the year-end 2007 discount rates for the change in the spread between indicative market rates and corresponding risk-free rates; and (3) an additional adjustment for liquidity risk. Management considered the adjustment for liquidity risk necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at September 30, 2012 for assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	9/30/12	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	9/30/12
Pooled trust preferred securities - senior tranches	$2,496	Discounted cash flow	Issuer defaults	46.15%	Actual deferrals and defaults as % of outstanding collateral
				18.33%	Expected additional net deferrals and defaults as % of performing collateral
			Issuer prepayments	50.15%	Expected issuer prepayments as % of performing collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Servicing rights	568	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	260.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$5.50	Monthly servicing cost per account
				$22.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Corporation’s pooled trust preferred securities. The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$2,386	$1,146	$460	$3,992	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	133	133	0	0	262	262
Accretion and amortization, net	(1)	0	0	(1)	(6)	0	0	(6)
Proceeds from sales and calls	0	(1,781)	0	(1,781)	(2,515)	(1,835)	0	(4,350)
Realized gains, net	0	1,781	0	1,781	40	1,835	0	1,875
Unrealized losses included in earnings	0	0	(25)	(25)	0	0	(69)	(69)
Unrealized gains (losses) included in other comprehensive income	111	(1,146)	0	(1,035)	339	(730)	0	(391)
Balance, end of period	$2,496	$0	$568	$3,064	$2,496	$0	$568	$3,064

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$7,207	$0	$315	$7,522	$7,400	$0	$204	$7,604
Issuances of servicing rights	0	0	50	50	0	0	190	190
Accretion and amortization, net	0	0	0	0	(34)	0	0	(34)
Proceeds from sales and calls	0	(24)	0	(24)	(2,035)	(74)	0	(2,109)
Realized gains, net	0	24	0	24	25	74	0	99
Unrealized losses included in earnings	0	0	(19)	(19)	0	0	(48)	(48)
Unrealized (losses) gains included in other comprehensive income	(104)	0	0	(104)	1,747	0	0	1,747
Balance, end of period	$7,103	$0	$346	$7,449	$7,103	$0	$346	$7,449

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2012 and December 31, 2011. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	September 30, 2012		December 31, 2011
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$37,676	$37,676	$56,815	$56,815
Certificates of deposit	Level 2	4,820	4,858	3,760	3,683
Available-for-sale securities	See Above	487,314	487,314	481,685	481,685
Restricted equity securities (included in Other Assets)	Level 2	5,551	5,551	6,773	6,773
Loans held for sale	Level 1	3,846	3,846	939	939
Loans, net	Level 3	690,357	711,553	700,610	718,670
Accrued interest receivable	Level 1	4,927	4,927	4,797	4,797
Servicing rights	Level 3	568	568	375	375

Financial liabilities:
Deposits with no stated maturity	Level 1	677,100	677,100	677,461	677,461
Time deposits	Level 3	335,910	339,060	340,745	344,936
Short-term borrowings	Level 3	19,657	19,684	4,950	4,897
Long-term borrowings	Level 3	89,954	103,009	125,363	145,641
Accrued interest payable	Level 1	163	163	358	358
16

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at September 30, 2012 and December 31, 2011 are summarized as follows:

		September 30, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$23,181	$663	$0	$23,844
Obligations of states and political subdivisions:
Tax-exempt	134,651	7,084	(216)	141,519
Taxable	21,766	522	(44)	22,244
Mortgage-backed securities	85,750	4,607	0	90,357
Collateralized mortgage obligations, Issued by U.S. Government agencies	188,169	3,777	(1)	191,945
Trust preferred securities issued by individual institutions	6,173	48	0	6,221
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	2,515	0	(19)	2,496
Other collateralized debt obligations	660	0	0	660
Total debt securities	462,865	16,701	(280)	479,286
Marketable equity securities	5,562	2,506	(40)	8,028
Total	$468,427	$19,207	$(320)	$487,314

		December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$24,877	$710	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	129,401	4,891	(1,330)	132,962
Taxable	14,004	334	(4)	14,334
Mortgage-backed securities	116,602	5,167	0	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	161,818	3,350	(37)	165,131
Trust preferred securities issued by individual institutions	7,334	865	(53)	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	4,996	0	(358)	4,638
Pooled trust preferred securities - mezzanine tranches	0	730	0	730
Other collateralized debt obligations	660	0	0	660
Total debt securities	459,692	16,047	(1,782)	473,957
Marketable equity securities	5,643	2,186	(101)	7,728
Total	$465,335	$18,233	$(1,883)	$481,685

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011:

September 30, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$5,161	$(85)	$4,800	$(131)	$9,961	$(216)
Taxable	2,722	(44)	0	0	2,722	(44)
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	0	514	(1)	514	(1)
Collateralized debt obligations, Pooled trust preferred securities - senior tranches	0	0	2,496	(19)	2,496	(19)
Total debt securities	7,883	(129)	7,810	(151)	15,693	(280)
Marketable equity securities	93	(8)	68	(32)	161	(40)
Total temporarily impaired available-for-sale securities	$7,976	$(137)	$7,878	$(183)	$15,854	$(320)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$4,301	$(34)	$20,692	$(1,296)	$24,993	$(1,330)
Taxable	927	(2)	244	(2)	1,171	(4)
Collateralized mortgage obligations, Issued by U.S. Government agencies	6,886	(36)	5,075	(1)	11,961	(37)
Trust preferred securities issued by individual institutions	0	0	947	(53)	947	(53)
Collateralized debt obligations,Pooled trust preferred securities - senior tranches	0	0	4,638	(358)	4,638	(358)
Total debt securities	12,114	(72)	31,596	(1,710)	43,710	(1,782)
Marketable equity securities	776	(44)	98	(57)	874	(101)
Total temporarily impaired available-for-sale securities	$12,890	$(116)	$31,694	$(1,767)	$44,584	$(1,883)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
Gross realized gains	$2,430	$26	$2,747	$2,035
Gross realized losses	0	0	(116)	(7)
Net realized gains	$2,430	$26	$2,631	$2,028
Income tax provision related to net realized gains	$851	$9	$921	$690

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2012. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$11,135	$11,200
Due from one year through five years	50,186	51,753
Due from five years through ten years	39,869	40,891
Due after ten years	87,756	93,140
Subtotal	188,946	196,984
Mortgage-backed securities	85,750	90,357
Collateralized mortgage obligations, Issued by U.S. Government agencies	188,169	191,945
Total	$462,865	$479,286

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

The Corporation recognized no impairment losses in earnings in the three-month period ended September 30, 2012. The Corporation recognized an impairment loss in earnings totaling $67,000 in the nine-month period ended September 30, 2012, which was related to a bank stock. No impairment losses were recognized in the three-month or nine-month periods ended September 30, 2011.

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2012 is provided below.

Debt Securities

At September 30, 2012, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at September 30, 2012 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At September 30, 2012, the total amortized cost basis of municipal bonds with no external credit ratings was $21,999,000, with an aggregate unrealized gain of $273,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The following table provides information related to trust preferred securities issued by individual institutions as of September 30, 2012:

(In Thousands)							Moody's/
						Cumulative	S&P/
						Realized	Fitch
		Par Amount	Amortized	Fair	Unrealized	Credit	Credit
Name of Issuer	Issuer's Parent Company	Outstanding	Cost	Value	Gain	Losses	Ratings
Astoria Capital Trust I	Astoria Financial Corporation	$5,000	$5,173	$5,195	$22	$0	Ba1/BB/B+
Patriot Capital Trust I	Susquehanna Bancshares, Inc.	1,000	1,000	1,026	26	0	NR
Total		$6,000	$6,173	$6,221	$48	$0

NR = not rated.

Management assesses each of the trust preferred securities issued by individual institutions for the possibility of OTTI by reviewing financial information that is publicly available. Neither Astoria Financial Corporation nor Susquehanna Bancshares, Inc. has deferred or defaulted on payments associated with the Corporation’s securities.

The Corporation recognized OTTI charges in 2009 and 2010 related to its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The security had a face amount of $2,000,000 and matured in May 2012. Because the security matured, the Corporation recorded no accretion income in the three-month period ended September 30, 2012 but has recorded accretion income (included in interest income) totaling $855,000 in the nine-month period ended September 30, 2012. The Corporation recorded accretion income totaling $229,000 in the three-month period ended September 30, 2011 and $500,000 in the nine-month period ended September 30, 2011. For the year ended December 31, 2011, the Corporation recorded accretion income totaling $825,000.

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

During the third quarter 2012, management sold the Corporation’s holdings of the mezzanine tranches of U.S. Capital Funding II, Ltd. The securities were sold for aggregate pretax proceeds of $1,754,000, which was recorded as a gain on the sale of securities in the third quarter.

The following table provides detailed information related to ALESCO Preferred Funding IX, Ltd., which is the only mezzanine tranche pooled trust preferred security held by the Corporation as of September 30, 2012:

(In Thousands)

Tranche	C-1
Par Amount Outstanding	$3,000
Amortized Cost	$0
Fair Value	$0
Unrealized Gain	$0
Cumulative OTTI	$(2,988)

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

As of September 30, 2012, the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd. is the only senior tranche pooled trust preferred security held by the Corporation. The security, with an amortized cost of $2,515,000, has an investment grade rating and has been subjected to impairment analysis based on estimated cash flows (using the process described above). Management determined that impairment was temporary as of September 30, 2012. The following table provides detailed information related to this security:

Number of Issuers Currently Performing	9
Moody's/Fitch Credit Ratings	A3/A
Actual Deferrals and Defaults as % of Outstanding Collateral	46.15%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	18.33%
Excess Subordination as % of Performing Collateral	57.60%
Expected Issuer Prepayments as % of Performing Collateral	50.15%

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in the three-month and nine-month periods ended September 30, 2012 and 2011.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2012 and December 31, 2011 consisted exclusively of stocks of banking companies. The Corporation recognized an impairment loss in earnings related to a bank stock of $67,000 in the first quarter 2012. Management’s decision to recognize an impairment loss on this security followed an evaluation of the issuer’s published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized an impairment loss to write the stock down to the most recent trade price at March 31, 2012. The Corporation recognized no OTTI losses related to bank stocks in the second or third quarters of 2012. The Corporation recorded no OTTI losses related to bank stocks in the three-month or nine-month periods ended September 30, 2011. At September 30, 2012, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings at September 30, 2012 were other than temporarily impaired.

Realized gains from sales of bank stocks totaled $538,000 in the three-month and nine-month periods ended September 30, 2012. During the three months ended September 30, 2011, the Corporation did not sell any bank stocks and did not realize any gains or losses. Realized gains from sales of bank stocks totaled $91,000 in the nine months ended September 30, 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $5,421,000 at September 30, 2012 and $6,643,000 at December 31, 2011. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2012 and December 31, 2011. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

Loans outstanding at September 30, 2012 and December 31, 2011 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Sept. 30,	% of	Dec. 31,	% of
	2012	Total	2011	Total
Residential mortgage:
Residential mortgage loans - first liens	$317,734	45.51%	$331,015	46.73%
Residential mortgage loans - junior liens	27,084	3.88%	28,851	4.07%
Home equity lines of credit	32,550	4.66%	30,037	4.24%
1-4 Family residential construction	13,038	1.87%	9,959	1.41%
Total residential mortgage	390,406	55.92%	399,862	56.45%
Commercial:
Commercial loans secured by real estate	163,773	23.46%	156,388	22.08%
Commercial and industrial	49,405	7.08%	57,191	8.07%
Political subdivisions	35,549	5.09%	37,620	5.31%
Commercial construction and land	27,307	3.91%	23,518	3.32%
Loans secured by farmland	10,328	1.48%	10,949	1.55%
Multi-family (5 or more) residential	6,109	0.88%	6,583	0.93%
Agricultural loans	3,181	0.46%	2,987	0.42%
Other commercial loans	329	0.05%	552	0.08%
Total commercial	295,981	42.40%	295,788	41.76%
Consumer	11,762	1.68%	12,665	1.79%
Total	698,149	100.00%	708,315	100.00%
Less: allowance for loan losses	(7,792)		(7,705)
Loans, net	$690,357		$700,610

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2012 or December 31, 2011.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2012 and December 31, 2011, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2012 and 2011 were as follows:

Nine Months Ended September 30, 2012	Dec. 31,				Sept. 30,
(In Thousands)	2011 Balance	Charge-offs	Recoveries	Provision (Credit)	2012 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	$(222)	$18	$154	$2,976
Residential mortgage loans - junior liens	266	0	0	(14)	252
Home equity lines of credit	231	0	0	20	251
1-4 Family residential construction	79	0	0	19	98
Total residential mortgage	3,602	(222)	18	179	3,577
Commercial:
Commercial loans secured by real estate	2,004	0	0	(28)	1,976
Commercial and industrial	946	(43)	6	(232)	677
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	0	0	409	676
Loans secured by farmland	126	0	0	(6)	120
Multi-family (5 or more) residential	66	0	0	(5)	61
Agricultural loans	27	0	0	2	29
Other commercial loans	5	0	0	(2)	3
Total commercial	3,441	(43)	6	138	3,542
Consumer	228	(139)	46	103	238
Unallocated	434	0	0	1	435

Total Allowance for Loan Losses	$7,705	$(404)	$70	$421	$7,792

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Nine Months Ended September 30, 2011

	December 31,				Sept. 30,
(In Thousands)	2010 Balance	Charge- offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,745	$(49)	$0	$367	$3,063
Residential mortgage loans - junior liens	334	(51)	0	(6)	277
Home equity lines of credit	218	0	0	13	231
1-4 Family residential construction	208	0	0	(130)	78
Total residential mortgage	3,505	(100)	0	244	3,649
Commercial:
Commercial loans secured by real estate	3,314	(535)	1	(336)	2,444
Commercial and industrial	862	(216)	177	51	874
Political subdivisions	0	0	0	0	0
Commercial construction and land	590	0	0	(295)	295
Loans secured by farmland	139	0	0	(17)	122
Multi-family (5 or more) residential	63	0	0	5	68
Agricultural loans	32	0	0	(7)	25
Other commercial loans	0	0	0	5	5
Total commercial	5,000	(751)	178	(594)	3,833
Consumer	289	(116)	57	(3)	227
Unallocated	313	0	0	155	468

Total Allowance for Loan Losses	$9,107	$(967)	$235	$(198)	$8,177

Three Months Ended September 30, 2012

	June 30,				Sept. 30,
(In Thousands)	2012 Balance	Charge- offs	Recoveries	Provision (Credit)	2012 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,888	$(34)	$0	$122	$2,976
Residential mortgage loans - junior liens	254	0	0	(2)	252
Home equity lines of credit	245	0	0	6	251
1-4 Family residential construction	80	0	0	18	98
Total residential mortgage	3,467	(34)	0	144	3,577
Commercial:
Commercial loans secured by real estate	1,976	0	0	0	1,976
Commercial and industrial	712	(8)	1	(28)	677
Political subdivisions	0	0	0	0	0
Commercial construction and land	606	0	0	70	676
Loans secured by farmland	117	0	0	3	120
Multi-family (5 or more) residential	64	0	0	(3)	61
Agricultural loans	29	0	0	0	29
Other commercial loans	5	0	0	(2)	3
Total commercial	3,509	(8)	1	40	3,542
Consumer	245	(71)	11	53	238
Unallocated	436	0	0	(1)	435

Total Allowance for Loan Losses	$7,657	$(113)	$12	$236	$7,792

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Three Months Ended September 30, 2011

	June 30,				Sept. 30,
(In Thousands)	2011 Balance	Charge- offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,050	$(21)	$0	$34	$3,063
Residential mortgage loans - junior liens	293	0	0	(16)	277
Home equity lines of credit	220	0	0	11	231
1-4 Family residential construction	67	0	0	11	78
Total residential mortgage	3,630	(21)	0	40	3,649
Commercial:
Commercial loans secured by real estate	2,502	0	1	(59)	2,444
Commercial and industrial	908	(17)	0	(17)	874
Political subdivisions	0	0	0	0	0
Commercial construction and land	281	0	0	14	295
Loans secured by farmland	134	0	0	(12)	122
Multi-family (5 or more) residential	75	0	0	(7)	68
Agricultural loans	29	0	0	(4)	25
Other commercial loans	5	0	0	0	5
Total commercial	3,934	(17)	1	(85)	3,833
Consumer	275	(32)	14	(30)	227
Unallocated	430	0	0	38	468

Total Allowance for Loan Losses	$8,269	$(70)	$15	$(37)	$8,177

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2012 and December 31, 2011:

September 30, 2012:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$302,580	$2,689	$11,948	$517	$317,734
Residential mortgage loans - junior liens	25,693	437	954	0	27,084
Home equity lines of credit	31,990	98	462	0	32,550
1-4 Family residential construction	12,955	0	83	0	13,038
Total residential mortgage	373,218	3,224	13,447	517	390,406
Commercial:
Commercial loans secured by real estate	151,637	6,666	5,470	0	163,773
Commercial and industrial	42,146	3,057	3,998	204	49,405
Political subdivisions	35,436	113	0	0	35,549
Commercial construction and land	25,601	187	330	1,189	27,307
Loans secured by farmland	8,018	756	1,520	34	10,328
Multi-family (5 or more) residential	5,751	348	10	0	6,109
Agricultural loans	3,090	28	63	0	3,181
Other commercial loans	329	0	0	0	329
Total commercial	272,008	11,155	11,391	1,427	295,981
Consumer	11,537	13	212	0	11,762
Totals	$656,763	$14,392	$25,050	$1,944	$698,149

December 31, 2011:
(In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$314,900	$2,955	$12,956	$204	$331,015
Residential mortgage loans - junior liens	27,260	660	924	7	28,851
Home equity lines of credit	29,408	264	365	0	30,037
1-4 Family residential construction	9,959	0	0	0	9,959
Total residential mortgage	381,527	3,879	14,245	211	399,862
Commercial:
Commercial loans secured by real estate	143,247	7,385	5,046	710	156,388
Commercial and industrial	46,110	6,254	4,413	414	57,191
Political subdivisions	37,499	121	0	0	37,620
Commercial construction and land	21,668	211	1,639	0	23,518
Loans secured by farmland	8,040	1,341	1,531	37	10,949
Multi-family (5 or more) residential	6,200	369	14	0	6,583
Agricultural loans	2,765	164	58	0	2,987
Other commercial loans	552	0	0	0	552
Total commercial	266,081	15,845	12,701	1,161	295,788
Consumer	12,437	20	207	1	12,665

Totals	$660,045	$19,744	$27,153	$1,373	$708,315

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 70% at September 30, 2012) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of September 30, 2012 and December 31, 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2012 and December 31, 2011:

September 30, 2012	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,469	$315,265	$317,734	$517	$2,459	$2,976
Residential mortgage loans - junior liens	58	27,026	27,084	0	252	252
Home equity lines of credit	0	32,550	32,550	0	251	251
1-4 Family residential construction	0	13,038	13,038	0	98	98
Total residential mortgage	2,527	387,879	390,406	517	3,060	3,577
Commercial:
Commercial loans secured by real estate	1,920	161,853	163,773	147	1,829	1,976
Commercial and industrial	891	48,514	49,405	285	392	677
Political subdivisions	0	35,549	35,549	0	0	0
Commercial construction and land	1,476	25,831	27,307	441	235	676
Loans secured by farmland	925	9,403	10,328	34	86	120
Multi-family (5 or more) residential	10	6,099	6,109	0	61	61
Agricultural loans	40	3,141	3,181	0	29	29
Other commercial loans	0	329	329	0	3	3
Total commercial	5,262	290,719	295,981	907	2,635	3,542
Consumer	48	11,714	11,762	44	194	238
Unallocated						435

Total	$7,837	$690,312	$698,149	$1,468	$5,889	$7,792

December 31, 2011	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,227	$328,788	$331,015	$461	$2,565	$3,026
Residential mortgage loans - junior liens	137	28,714	28,851	11	255	266
Home equity lines of credit	93	29,944	30,037	0	231	231
1-4 Family residential construction	0	9,959	9,959	0	79	79
Total residential mortgage	2,457	397,405	399,862	472	3,130	3,602
Commercial:
Commercial loans secured by real estate	2,169	154,219	156,388	169	1,835	2,004
Commercial and industrial	942	56,249	57,191	361	585	946
Political subdivisions	0	37,620	37,620	0	0	0
Commercial construction and land	1,266	22,252	23,518	65	202	267
Loans secured by farmland	927	10,022	10,949	35	91	126
Multi-family (5 or more) residential	14	6,569	6,583	0	66	66
Agricultural loans	39	2,948	2,987	0	27	27
Other commercial loans	0	552	552	0	5	5
Total commercial	5,357	290,431	295,788	630	2,811	3,441
Consumer	50	12,615	12,665	24	204	228
Unallocated						434

Total	$7,864	$700,451	$708,315	$1,126	$6,145	$7,705

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Summary information related to impaired loans as of September 30, 2012 and December 31, 2011 is as follows:

	As of	As of
(In Thousands)	Sept. 30,	Dec. 31,
	2012	2011
Impaired loans with a valuation allowance	$4,119	$3,433
Impaired loans without a valuation allowance	3,718	4,431
Total impaired loans	$7,837	$7,864
Valuation allowance related to impaired loans	$1,468	$1,126

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average investment in impaired loans	$7,325	$7,288	$7,175	$7,654
Interest income recognized on impaired loans	90	86	228	172
Interest income recognized on a cash basis on impaired loans	90	86	228	172

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2012		December 31, 2011
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,872	$3,001	$949	$3,058
Residential mortgage loans - junior liens	42	11	11	67
Home equity lines of credit	55	0	0	0
Total residential mortgage	1,969	3,012	960	3,125
Commercial:
Commercial loans secured by real estate	106	1,312	75	1,595
Commercial and industrial	83	623	21	541
Commercial construction and land	0	1,328	139	978
Loans secured by farmland	52	925	53	927
Agricultural loans	0	40	0	0
Total commercial	241	4,228	288	4,041
Consumer	50	29	19	31

Totals	$2,260	$7,269	$1,267	$7,197

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012				As of December 31, 2011
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$310,500	$4,136	$3,098	$317,734	$321,907	$6,723	$2,385	$331,015
Residential mortgage loans - junior liens	26,648	394	42	27,084	28,437	393	21	28,851
Home equity lines of credit	32,119	376	55	32,550	29,986	51	0	30,037
1-4 Family residential construction	13,038	0	0	13,038	9,959	0	0	9,959
Total residential mortgage	382,305	4,906	3,195	390,406	390,289	7,167	2,406	399,862
Commercial:
Commercial loans secured by real estate	161,994	965	814	163,773	155,025	343	1,020	156,388
Commercial and industrial	48,739	283	383	49,405	56,835	169	187	57,191
Political subdivisions	35,549	0	0	35,549	37,620	0	0	37,620
Commercial construction and land	25,792	215	1,300	27,307	22,323	1,056	139	23,518
Loans secured by farmland	9,274	77	977	10,328	9,973	33	943	10,949
Multi-family (5 or more) residential	6,109	0	0	6,109	6,583	0	0	6,583
Agricultural loans	3,141	0	40	3,181	2,945	3	39	2,987
Other commercial loans	329	0	0	329	552	0	0	552
Total commercial	290,927	1,540	3,514	295,981	291,856	1,604	2,328	295,788
Consumer	11,582	130	50	11,762	12,340	306	19	12,665

Totals	$684,814	$6,576	$6,759	$698,149	$694,485	$9,077	$4,753	$708,315

Nonaccrual loans are included in the contractual aging immediately above and on the previous page. A summary of the contractual aging of nonaccrual loans at September 30, 2012 and December 31, 2011 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2012 Nonaccrual Totals	$2,195	$575	$4,499	$7,269
December 31, 2011 Nonaccrual Totals	$2,532	$1,179	$3,486	$7,197

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2012 and December 31, 2011 is as follows:

Troubled Debt Restructurings (TDRs)

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2012 Totals	$916	$0	$0	$1,753	$2,669
December 31, 2011 Totals	$1,064	$0	$146	$2,267	$3,477

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

There were no TDRs that occurred during the third quarter 2012. TDRs that occurred during the nine-month period ended September 30, 2012, and during the three-month and nine-month periods ended September 30, 2011, are as follows:

Nine Months Ended September 30, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	1	$65	$65

3 Months Ended September 30, 2011		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial loans secured by real estate	6	$925	$925

9 Months Ended September 30, 2011		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Home equity lines of credit	1	$93	$93

Commercial:
Commercial loans secured by real estate	11	1,941	1,941
Commercial and industrial	3	14	14
Commercial construction and land	5	1,238	1,238
Multi-family (5 or more) residential	1	15	15

The TDR in the nine-month period ended September 30, 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. There was no allowance for loan losses on this loan at September 30, 2012, and no change in the allowance for loan losses resulting from this TDR.

The TDR in the third quarter 2011 in the table above stems from a forbearance agreement entered into with a commercial customer. The total principal balance of loans included in the forbearance agreement was $1,588,000, of which the Corporation had charged off $663,000 in the second quarter 2011, and subsequently charged off an additional $438,000 in the fourth quarter 2011. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In the first nine months of 2012, the loans were not repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at September 30, 2012. The outstanding balance of the loans was $466,000 at September 30, 2012 and December 31, 2011. The loans were in nonaccrual status at September 30, 2012 and December 31, 2011. At September 30, 2012, the risk rating of the loans was Substandard, while the risk rating of the loans was Doubtful at December 31, 2011. Based on management’s estimate of the value of the underlying collateral, net of selling costs, the Corporation had no allowance for loan losses associated with these loans at September 30, 2012 and December 31, 2011.

Other TDRs in the nine-month period ended September 30, 2011 included extensions of terms and maturities at lower than current market rates and acceptance of interest-only payments for extended periods of time.

In the three-month and nine-month periods ended September 30, 2011, there were no changes in the allowance for loan losses resulting from the TDRs that occurred during those periods.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

In the third quarter 2012, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. In the nine-month period ended September 30, 2012, such defaults are as follows:

Nine Months Ended September 30, 2012

	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Commercial,
Commercial construction and land	1	$950

The event of default in the table above resulted from the borrowers’ failure to make payments due at maturity, based on a loan maturity date that had been extended from the original due date. The allowance for loan losses on this loan was $277,000 at September 30, 2012, an increase of $212,000 over the allowance on the loan at December 31, 2011.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Sept. 30,	Dec. 31,
	2012	2011
FHLB-Pittsburgh borrowing	$15,000	$0
Customer repurchase agreements	4,657	4,950
Total short-term borrowings	$19,657	$4,950

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $515,545,000 at September 30, 2012 and $499,311,000 at December 31, 2011. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $5,421,000 at September 30, 2012 and $6,643,000 at December 31, 2011.

The short-term borrowing from the FHLB-Pittsburgh matures in October 2012 and has an interest rate of 0.23%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The carrying value of the underlying securities was $11,347,000 at September 30, 2012 and $19,837,000 at December 31, 2011.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2012	2011
FHLB-Pittsburgh borrowings	$21,954	$40,363
Repurchase agreements	68,000	85,000
Total long-term borrowings	$89,954	$125,363

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2012	2011

Loans that matured in 2012 with rates ranging from 4.46% to 4.54%	$0	$17,500
Loans maturing 4th quarter 2012 with rates ranging from 3.66% to 4.82%	5,992	6,007
Loans maturing in 2013 with rates ranging from 2.86% to 3.62%	3,297	3,553
Loan maturing in 2016 with a rate of 6.86%	206	236
Loans maturing in 2017 with rates ranging from 3.81% to 6.83%	10,028	10,032
Loans maturing in 2020 with rates ranging from 4.67% to 4.79%	1,334	1,892
Loan maturing in 2025 with a rate of 4.91%	1,097	1,143
Total long-term FHLB-Pittsburgh borrowings	$21,954	$40,363

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2012	2011

Agreement maturing in 2013 with a rate of 3.13%, prepaid in 2012	$0	$5,000
Agreements maturing in 2017 with rates ranging from 3.60% to 4.27%	68,000	80,000
Total long-term repurchase agreements	$68,000	$85,000

The Corporation incurred losses totaling $2,333,000 from prepayment of repurchase agreement obligations in the nine-month period ended September 30, 2012, including: (1) a loss of $143,000 in the second quarter 2012 on prepayment of the agreement contractually scheduled to mature in 2013, and (2) a loss of $2,190,000 in the third quarter 2012 on prepayment of a total of $12,000,000 of the agreements contractually scheduled to mature in 2017.

In December 2007, the Corporation entered into two repurchase agreements of $40,000,000 each with embedded caps. These repurchase agreements mature in 2017. In the third quarter 2012, the Corporation paid off principal totaling $6,000,000 on each of these agreements, incurring the loss from prepayment noted above and leaving a balance of $34,000,000 outstanding for each agreement at September 30, 2012. One of these borrowings has an interest rate of 3.60% and became putable by the issuer at quarterly intervals starting in December 2010. The other borrowing has an interest rate of 4.27% and is putable by the issuer at quarterly intervals starting in December 2012. Each of these borrowings contain an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR is higher than 5.15%, the Corporation’s interest rate payable will decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded cap on one of the agreements expired on its initial put date in December 2010, and the embedded cap on the other agreement will expire on the initial put date in December 2012.

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $89,040,000 at September 30, 2012 and $110,759,000 at December 31, 2011.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2012 and December 31, 2011, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$0	$0	$68	$62
Interest cost	54	55	61	69
Expected return on plan assets	(54)	(54)	0	0
Amortization of transition (asset) obligation	0	0	27	27
Amortization of prior service cost	0	0	11	11
Recognized net actuarial loss	22	3	0	0
Net periodic benefit cost	$22	$4	$167	$169

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$0	$0	$22	$20
Interest cost	18	18	20	23
Expected return on plan assets	(18)	(18)	0	0
Amortization of transition (asset) obligation	0	0	9	9
Amortization of prior service cost	0	0	4	4
Recognized net actuarial loss	7	1	0	0
Net periodic benefit cost	$7	$1	$55	$56

In the first nine months of 2012, the Corporation funded postretirement contributions totaling $44,000, with estimated annual postretirement contributions of $60,000 expected in 2012 for the full year. The Corporation made a contribution to the defined benefit pension plan of $21,000 in the first quarter of 2012 for the 2011 plan year. Based upon the related actuarial reports, the Corporation made a $23,000 contribution in the second quarter 2012 for the 2012 plan year. No further contributions are required in 2012, though the Corporation may make additional discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

In January 2012, the Corporation awarded a total of 42,552 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2011, a total of 15,622 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first nine months of 2012 based on an assumption that the ROAE target for 2012 will be met. In the first quarter 2010, the Corporation awarded 9,125 shares of restricted stock to the Chief Executive Officer under the Stock Incentive Plan. This award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation.

Total stock-based compensation expense is as follows:

(In Thousands)	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
Stock options	$0	$0	$247	$279
Restricted stock	76	35	240	107

Total	$76	$35	$487	$386

11. INCOME TAXES

The net deferred tax asset at September 30, 2012 and December 31, 2011 represents the following temporary difference components:

	September 30,	December 31,
(In Thousands)	2012	2011
Deferred tax assets:
Defined benefit plans - ASC 835	$243	$324
Net realized losses on securities	1,217	3,175
Allowance for loan losses	2,727	2,697
Credit for alternative minimum tax paid	4,157	4,569
Net operating loss carryforwards	0	44
General business credit carryforwards	0	831
Other deferred tax assets	1,862	1,671
Total deferred tax assets	10,206	13,311

Deferred tax liabilities:
Unrealized holding gains on securities	6,609	5,559
Bank premises and equipment	1,346	1,357
Core deposit intangibles	55	74
Other deferred tax liabilities	74	148
Total deferred tax liabilities	8,084	7,138
Deferred tax asset, net	$2,122	$6,173

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through September 30, 2012. Of the total deferred tax asset from realized losses on securities, $339,000 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The provision for income tax for the three-month and nine-month periods ended September 30, 2012 and 2011 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Fiscal Year To Date
(In thousands)	Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
	(Current)	(Prior Year)	(Current)	(Prior Year)
Income before income tax provision	$7,508	$8,219	$22,983	$23,650
Income tax provision	2,014	2,230	6,217	6,423
Effective tax rate	26.82%	27.13%	27.05%	27.16%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2009.

12. IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership with an outstanding balance of $1,025,000 at September 30, 2012. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in the first quarter 2011.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

EARNINGS OVERVIEW

Net income was $5,494,000, or $0.45 per basic and diluted share, in the third quarter 2012, as compared to $0.46 per share for the second quarter 2012 and $0.49 per share for the third quarter 2011. For the first nine months of 2012, net income was $16,766,000, or $1.37 per basic and diluted share, as compared to $1.42 per share in the first nine months of 2011. Annualized return on average assets was 1.70% for the nine months ended September 30, 2012, and annualized return on average equity for the same period was 12.85%.

Some of the more significant fluctuations in the components of earnings are as follows:

·	In the third quarter 2012, the Corporation generated gains from sales of securities totaling $2,430,000, and also incurred a loss from prepayment of borrowings totaling $2,190,000. Security gains in the most recent quarter included a gain of $1,754,000 from sale of a pooled trust-preferred security (U.S. Cap Funding II) that had been written off in previous years. Also in the third quarter 2012, gains from sales of bank stocks totaled $538,000. In the most recent quarter, the Corporation prepaid principal of $12 million on long-term borrowings (repurchase agreements). The average rate on the borrowings that were partially prepaid was 3.93%, and management estimates the effect on the net interest margin for the next several quarters of prepaying the borrowings, as opposed to reinvesting in securities at current market yields, will be a benefit of approximately 0.05%. After the effect of the prepayment, the remaining balance of long-term borrowings under repurchase agreements was $68 million at September 30, 2012. For the nine months ended September 30, 2012, securities gains totaled $2,631,000, and the total loss from prepayment of borrowings was $2,333,000, while in the first nine months of 2011, securities gains totaled $2,028,000 and there were no losses from prepayment of borrowings.

·	In the third quarter 2012, net interest income was $520,000 lower than in the second quarter 2012, and $301,000 lower than in the third quarter 2011. For the first nine months of 2012, net interest income was $704,000 higher than for the first nine months of 2011. In the early months of 2012, the net interest margin was higher than in the corresponding periods of 2011, reflecting the impact of a lower cost of funds; however, the margin has declined in the second and third quarters of 2012, as yields on earning assets (mainly loans and securities) have dropped by more than the ongoing reductions in the cost of funds. For periods prior to the third quarter 2012, net interest income included the benefit of accretion from the recovery of a previous write-down on a security that matured in the second quarter 2012, with the Corporation receiving full repayment of principal. The Corporation recorded accretion of the previous security write-down of $398,000 in the second quarter 2012 and $229,000 in the third quarter 2011. For the nine months ended September 30, 2012, the Corporation recorded accretion of the previous security write-down of $855,000, as compared to $500,000 in the first nine months of 2011. The fully taxable equivalent (FTE) net interest margin, excluding the accretion benefit described above, was 4.09% in the third quarter 2012, as compared to 4.20% in the second quarter 2012 and 4.22% in the third quarter 2011. The FTE net interest margin, excluding the accretion benefit, was 4.18% for the first nine months of 2012, up from 4.12% for the first nine months of 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

·	The provision for loan losses was $236,000 in the third quarter 2012, as compared to a provision of $367,000 in the second quarter 2012 and a credit (reduction in expense) of $37,000 in the third quarter 2011. For the first nine months of 2012, the provision for loan losses was $421,000 as compared to a credit of $198,000 in the first nine months of 2011. The provision for loan losses in the third quarter and first nine months of 2012 included the effect of net increases in specific allowances on larger commercial loans, with a net increase of $165,000 in the third quarter 2012 and a net increase of $342,000 at September 30, 2012 as compared to December 31, 2011. The credits for loan losses in the third quarter and first nine months of 2011 resulted from lower charge-offs than had been estimated in the previous year in determining allowances on a few commercial loan relationships, and from reductions in the general component of the allowance due to lower outstanding loan balances.

·	Total noninterest revenue of $4,103,000 in the third quarter 2012 was comparable to the second quarter total of $4,095,000 and up $104,000 over the third quarter 2011. For the first nine months of 2012, total noninterest revenue of $11,957,000 was $1,730,000 higher than in the first nine months of 2011. The increases in noninterest revenue for both the most recent quarter and year-to-date 2012 included significant increases in gains from sales of residential mortgage loans, which totaled $625,000 in the third quarter 2012, up $252,000 over the second quarter 2012 and up $362,000 over the third quarter 2011. Year-to-date, gains from sales of mortgage loans totaled $1,263,000, an increase of $586,000 over the first nine months of 2011. Trust and brokerage revenues were up $256,000 (8.1%) for the first nine months of 2012 over the corresponding period in 2011. The net gain from premises and equipment of $1,000 in the third quarter 2012 was down from $270,000 in the second quarter 2012 and $324,000 in the third quarter 2011, with the year-to-date net gain from premises and equipment of $271,000 down $53,000 from the total for the first nine months of 2011. Included in noninterest revenue were losses of $19,000 in the third quarter 2012 and $184,000 in the second quarter 2012 related to write-downs of real estate properties acquired in foreclosures. In 2011, noninterest revenue was negatively impacted by an impairment loss in the first quarter of $948,000 related to an investment in a real estate limited partnership. Excluding the 2011 impairment loss, as well as net gains from premises and equipment and net gains and losses from other real estate, noninterest revenue for the first nine months of 2012 was $942,000 (8.7%) higher than in the first nine months of 2011.

·	Noninterest expense, excluding the loss from prepayment of borrowings, was $8,207,000 in the third quarter 2012, up 0.9% over the second quarter 2012 and up 1.9% over the third quarter 2011. For the first nine months of 2012, noninterest expense, excluding the loss from prepayment of borrowings, was $752,000 (3.1%) higher than for the first nine months of 2011. The increase in noninterest expense for the nine months ended September 30, 2012 as compared to the first nine months of 2011 includes an increase in other operating expense of $598,000. Within other operating expense, the largest increases in the first nine months of 2012 included increases in software subscriptions and updates, ATM and debit card processing costs, expenses related to other real estate properties and legal and professional fees. Salaries and wages were $434,000, or 4.2%, higher for the first nine months of 2012 as compared to the same period of 2011, including an increase in stock-based compensation of $56,000. FDIC assessments were $220,000 lower in the first nine months of 2012 than in the first nine months of 2011, reflecting the benefit of a change in the FDIC’s method for determining assessments that became effective in the second quarter 2011. Occupancy expense was $164,000 lower in the first nine months of 2012 as compared to the first nine months of 2011, in part due to reduced costs associated with the Court Street, Williamsport location, which the Corporation sold in the third quarter 2011 while continuing to provide banking services in the facility under an operating lease for approximately 18% of the total building space.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE I - QUARTERLY FINANCIAL DATA

(In Thousands)
	Sept. 30,	June 30,	Mar. 31,	Dec 31,	Sept. 30,	June 30,	Mar. 31,
	2012	2012	2012	2011	2011	2011	2011
Interest income	$13,836	$14,529	$14,776	$15,198	$15,317	$15,443	$15,298
Interest expense	2,228	2,401	2,502	2,804	3,108	3,628	4,016
Net interest income	11,608	12,128	12,274	12,394	12,209	11,815	11,282
Provision (credit) for loan losses	236	367	(182)	(87)	(37)	31	(192)
Net Interest income after provision (credit) for loan losses	11,372	11,761	12,456	12,481	12,246	11,784	11,474
Other income	4,103	4,095	3,759	3,711	3,999	3,673	2,555
Net gains (losses) on available-for-sale securities	2,430	203	(2)	188	26	163	1,839
Loss on prepayment of debt	2,190	143	0	0	0	0	0
Other expenses	8,207	8,137	8,517	7,948	8,052	7,794	8,263
Income before income tax provision	7,508	7,779	7,696	8,432	8,219	7,826	7,605
Income tax provision	2,014	2,094	2,109	2,291	2,230	2,129	2,064
Net income available to common shareholders	$5,494	$5,685	$5,587	$6,141	$5,989	$5,697	$5,541
Net income per common share – basic	$0.45	$0.46	$0.46	$0.51	$0.49	$0.47	$0.46
Net income per common share – diluted	$0.45	$0.46	$0.46	$0.51	$0.49	$0.47	$0.45

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2012 and 2011

For the nine-month periods, fully taxable equivalent net interest income was $38,576,000 in 2012, $841,000 (2.2%) higher than in 2011. As shown in Table IV, net changes in volume had the effect of increasing net interest income $683,000 in 2012 compared to 2011, and interest rate changes had the effect of increasing net interest income $158,000. The most significant components of the volume change in net interest income in 2012 were a decrease in interest expense of $781,000 attributable to a reduction in the balance of borrowed funds, a decrease in interest expense of $344,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit and Individual Retirement Accounts), and a decrease in interest income of $720,000 attributable to a decline in the balance of loans receivable. The most significant components of the rate change in net interest income in 2012 were a decrease in interest expense of $2,487,000 due to lower rates paid on interest-bearing deposits, a decrease in interest income of $1,277,000 attributable to lower rates earned on available-for-sale securities and a decrease in interest income of $1,086,000 attributable to lower rates earned on loans receivable. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 4.05% in 2012, as compared to 3.91% in 2011.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $45,707,000 in 2012, a decrease of 5.7% from 2011. Interest and fees on loans receivable decreased $1,806,000, or 5.3%. As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $465,735,000 in 2012, an increase of $5,961,000 (1.3%) from 2011. Net growth in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations and municipal securities. This growth was partially offset by reductions in the balances of U.S. Government agency bonds, mortgage-backed securities, and pooled trust preferred securities. The Corporation’s yield on taxable securities fell in 2011 and 2012 because of rapid prepayments on mortgage-backed securities and collateralized mortgage obligations as well as low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. Also, the Corporation had been booking a recovery on a trust preferred security that had been previously written down as OTTI but subsequently resumed payment; this security matured in May 2012. Additional information on this security is presented below. The average rate of return on available-for-sale securities was 3.79% for 2012 and 4.14% in 2011.

The average balance of gross loans receivable decreased 2.2% to $701,767,000 in 2012 from $717,428,000 in 2011. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 6.16% in 2012 from 6.36% in 2011 as rates on new loans as well as existing, variable-rate loans have decreased.

The average balance of interest-bearing due from banks increased to $35,183,000 in 2012 from $29,659,000 in 2011. This has consisted primarily of balances held by the Federal Reserve. Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2011 and 2012 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates in the future. During the fourth quarter 2011, the Corporation began investing in FDIC-insured certificates of deposit issued by other financial institutions and maturing within five years; these investments averaged $4,364,000 for 2012 and totaled $4,720,000 at September 30, 2012. The Corporation held no such investments in the nine-month period ended September 30, 2011 or in prior periods.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $3,621,000, or 33.7%, to $7,131,000 in 2012 from $10,752,000 in 2011. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 1.02% in 2012 from 1.46% in 2011.

Total average deposits (interest-bearing and noninterest-bearing) increased 1.1%, to $1,010,917,000 in 2012 from $1,000,193,000 in 2011. Increases in the average balances of demand deposits, savings accounts, and money market accounts were partially offset by decreases in certificates of deposit and Individual Retirement Accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts have decreased significantly in 2012 as compared to 2011.

Variable-rate accounts made up $132,381,000 of the average balance in Individual Retirement Accounts in 2012 and $145,833,000 in 2011. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed; following this change, the rate paid on these accounts was lowered several times and was 0.45% at September 30, 2012. As shown in Table III, the average rate on Individual Retirement Accounts decreased to 0.87% in 2012 from 2.33% in 2011.

Total average borrowed funds decreased $38,372,000 to $117,696,000 in 2012 from $156,068,000 in 2011. During 2011 and 2012, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. In September 2012, the Corporation prepaid principal of $12,000,000 on long-term borrowings (repurchase agreements). The Corporation incurred a loss from the prepayment totaling $2,190,000, which is reported in Other Expenses in the Consolidated Statements of Operations. The average rate on the borrowings that were partially prepaid was 3.93%, and management expects that the prepayment will have a favorable effect on the net interest margin in the future. After the effect of the prepayment, the remaining balance of long-term borrowings under repurchase agreements was $68,000,000 at September 30, 2012. The average rate on borrowed funds was 3.80% in 2012, compared to 3.55% in 2011.

The average balance of “RepoSweep” arrangements, which are used by the Corporation to borrow funds from commercial banking customers on an overnight basis and included within short-term borrowings, declined to $4,246,000 in 2012 from $18,747,000 in 2011 primarily as a result of changes to service charges assessed on related business checking accounts. During 2012, the Corporation has taken several short-term advances from the Federal Home Loan Bank of Pittsburgh (FHLB) to offset seasonal declines in deposit balances and meet other liquidity needs. Short-term advances averaged $1,898,000 in 2012 with no such advances outstanding during 2011. The Corporation had one short-term advance in the amount of $15,000,000 outstanding at September 30, 2012.

Three-Month Periods Ended September 30, 2012 and 2011

Except as noted below, significant changes in the three-month results are consistent with the discussion of the nine-month results provided in the previous section.

For the three-month periods, fully taxable equivalent net interest income was $12,474,000 in 2012, $549,000 (4.2%) lower than in 2011. As shown in Table IV, net changes in volume had the effect of increasing net interest income $286,000 in 2012 compared to 2011, and interest rate changes had the effect of decreasing net interest income $835,000. As presented in Table III, the “Interest Rate Spread” was 3.88% in 2012, as compared to 4.05% in 2011.

Interest income totaled $14,702,000 in 2012, a decrease of 8.9% from 2011. Income from available-for-sale securities decreased $729,000 (15.3%), while interest and fees from loans receivable decreased $751,000, or 6.6%. As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2012 increased to $475,001,000 from $461,822,000 in 2011. The average rate of return on available-for-sale securities was 3.38% for 2012 and 4.09% in 2011. For the three-month period, the average balance of gross loans receivable decreased 1.9% to $700,070,000 in 2012 from $713,910,000 in 2011. The average rate of return on loans was 6.02% in 2012 and 6.31% in 2011.

The average balance of interest-bearing due from banks increased to $33,929,000 in 2012 from $27,884,000 in 2011. This category includes overnight balances held by the Federal Reserve and other financial institutions, and it also includes the Corporation’s investment in FDIC-insured certificates of deposit issued by other financial institutions, which averaged $4,712,000 for 2012. The Corporation held no such investments in the three-month period ended September 30, 2011 or in prior periods.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

For the three-month period, interest expense fell $880,000, or 28.3%, to $2,228,000 in 2012 from $3,108,000 in 2011. Total average deposits (interest-bearing and noninterest-bearing) increased 2.5%, to $1,021,103,000 in 2012 from $995,765,000 in 2011. Total average borrowed funds decreased $39,735,000 to $111,180,000 in 2012 from $150,915,000 in 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	Sept. 30,		Increase/	Sept. 30,		Increase/
(In Thousands)	2012	2011	(Decrease)	2012	2011	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,097	$2,848	$(751)	$7,423	$8,513	$(1,090)
Tax-exempt	1,937	1,915	22	5,774	5,741	33
Total available-for-sale securities	4,034	4,763	(729)	13,197	14,254	(1,057)
Interest-bearing due from banks	31	13	18	90	45	45
Loans held for sale	42	9	33	74	36	38
Loans receivable:
Taxable	9,996	10,790	(794)	30,604	32,485	(1,881)
Tax-exempt	599	556	43	1,742	1,667	75
Total loans receivable	10,595	11,346	(751)	32,346	34,152	(1,806)
Total Interest Income	14,702	16,131	(1,429)	45,707	48,487	(2,780)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	52	89	(37)	153	336	(183)
Money market	83	106	(23)	277	397	(120)
Savings	27	32	(5)	80	136	(56)
Certificates of deposit	736	970	(234)	2,332	3,012	(680)
Individual Retirement Accounts	260	578	(318)	936	2,727	(1,791)
Other time deposits	0	0	0	1	2	(1)
Total interest-bearing deposits	1,158	1,775	(617)	3,779	6,610	(2,831)
Borrowed funds:
Short-term	2	6	(4)	6	20	(14)
Long-term	1,068	1,327	(259)	3,346	4,122	(776)
Total borrowed funds	1,070	1,333	(263)	3,352	4,142	(790)
Total Interest Expense	2,228	3,108	(880)	7,131	10,752	(3,621)

Net Interest Income	$12,474	$13,023	$(549)	$38,576	$37,735	$841

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2012	Return/	9/30/2011	Return/	9/30/2012	Return/	9/30/2011	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$339,639	2.46%	$333,848	3.38%	$334,652	2.96%	$332,105	3.43%
Tax-exempt	135,362	5.69%	127,974	5.94%	131,083	5.88%	127,669	6.01%
Total available-for-sale securities	475,001	3.38%	461,822	4.09%	465,735	3.79%	459,774	4.14%
Interest-bearing due from banks	33,929	0.36%	27,884	0.18%	35,183	0.34%	29,659	0.20%
Loans held for sale	4,293	3.89%	595	6.00%	2,412	4.10%	882	5.46%
Loans receivable:
Taxable	662,374	6.00%	679,280	6.30%	665,011	6.15%	682,593	6.36%
Tax-exempt	37,696	6.32%	34,630	6.37%	36,756	6.33%	34,835	6.40%
Total loans receivable	700,070	6.02%	713,910	6.31%	701,767	6.16%	717,428	6.36%
Total Earning Assets	1,213,293	4.82%	1,204,211	5.31%	1,205,097	5.07%	1,207,743	5.37%
Cash	17,466		18,601		17,383		17,745
Unrealized gain/loss on securities	19,310		10,312		18,263		5,216
Allowance for loan losses	(7,727)		(8,372)		(7,634)		(8,834)
Bank premises and equipment	19,106		21,682		18,971		22,087
Intangible Asset - Core Deposit Intangible	165		256		185		286
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	46,102		52,637		47,140		56,551
Total Assets	$1,319,657		$1,311,269		$1,311,347		$1,312,736

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$166,961	0.12%	$158,849	0.22%	$161,845	0.13%	$163,024	0.28%
Money market	210,269	0.16%	206,826	0.20%	208,932	0.18%	205,856	0.26%
Savings	110,133	0.10%	98,434	0.13%	107,403	0.10%	95,648	0.19%
Certificates of deposit	199,250	1.47%	207,822	1.85%	196,840	1.58%	208,418	1.93%
Individual Retirement Accounts	141,421	0.73%	151,910	1.51%	143,910	0.87%	156,531	2.33%
Other time deposits	1,768	0.00%	1,813	0.00%	1,343	0.10%	1,376	0.19%
Total interest-bearing deposits	829,802	0.56%	825,654	0.85%	820,273	0.62%	830,853	1.06%
Borrowed funds:
Short-term	5,369	0.15%	19,935	0.12%	6,144	0.13%	18,747	0.14%
Long-term	105,811	4.02%	130,980	4.02%	111,552	4.01%	137,321	4.01%
Total borrowed funds	111,180	3.83%	150,915	3.50%	117,696	3.80%	156,068	3.55%
Total Interest-bearing Liabilities	940,982	0.94%	976,569	1.26%	937,969	1.02%	986,921	1.46%
Demand deposits	191,301		170,111		190,644		169,340
Other liabilities	8,967		7,761		8,732		7,078
Total Liabilities	1,141,250		1,154,441		1,137,345		1,163,339
Stockholders' equity, excluding other comprehensive income/loss	166,318		150,332		162,627		146,248
Other comprehensive income/loss	12,089		6,496		11,375		3,149
Total Stockholders' Equity	178,407		156,828		174,002		149,397
Total Liabilities and Stockholders' Equity	$1,319,657		$1,311,269		$1,311,347		$1,312,736
Interest Rate Spread		3.88%		4.05%		4.05%		3.91%
Net Interest Income/Earning Assets		4.09%		4.29%		4.28%		4.18%

Total Deposits (Interest-bearing and Demand)	$1,021,103		$995,765		$1,010,917		$1,000,193

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/12 vs. 9/30/11			9 Months Ended 9/30/12 vs. 9/30/11
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$48	$(799)	$(751)	$65	$(1,155)	$(1,090)
Tax-exempt	108	(86)	22	155	(122)	33
Total available-for-sale securities	156	(885)	(729)	220	(1,277)	(1,057)
Interest-bearing due from banks	2	16	18	9	36	45
Loans held for sale	39	(6)	33	49	(11)	38
Loans receivable:
Taxable	(280)	(514)	(794)	(813)	(1,068)	(1,881)
Tax-exempt	48	(5)	43	93	(18)	75
Total loans receivable	(232)	(519)	(751)	(720)	(1,086)	(1,806)
Total Interest Income	(35)	(1,394)	(1,429)	(442)	(2,338)	(2,780)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	7	(44)	(37)	(2)	(181)	(183)
Money market	2	(25)	(23)	6	(126)	(120)
Savings	3	(8)	(5)	15	(71)	(56)
Certificates of deposit	(38)	(196)	(234)	(159)	(521)	(680)
Individual Retirement Accounts	(33)	(285)	(318)	(204)	(1,587)	(1,791)
Other time deposits	0	0	0	0	(1)	(1)
Total interest-bearing deposits	(59)	(558)	(617)	(344)	(2,487)	(2,831)
Borrowed funds:
Short-term	(5)	1	(4)	(12)	(2)	(14)
Long-term	(257)	(2)	(259)	(769)	(7)	(776)
Total borrowed funds	(262)	(1)	(263)	(781)	(9)	(790)
Total Interest Expense	(321)	(559)	(880)	(1,125)	(2,496)	(3,621)

Net Interest Income	$286	$(835)	$(549)	$683	$158	$841

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

RECOVERY ON IMPAIRED INVESTMENT SECURITY

In 2009 and the first quarter 2010, the Corporation recorded OTTI on its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The yield to maturity was 147.03%. The security had a face amount of $2,000,000 and matured in May 2012.

Accretion income from this security was recognized as follows:

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

Excluding interest income (including accretion) and the average balance of this security from the calculations used to determine Tables II, III and IV, the interest rate spread and interest margin (fully taxable equivalent net interest income divided by average total earning assets) would be as follows:

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2012	2011	2012	2011
Interest rate spread:
Actual from Table III	3.88%	4.05%	4.05%	3.91%
Excluding Carolina First security	3.88%	3.98%	3.95%	3.85%

Interest margin:
Actual from Table III	4.09%	4.29%	4.28%	4.18%
Excluding Carolina First security	4.09%	4.22%	4.18%	4.12%

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME	9 Months Ended
(In Thousands)	September 30,		$	%
	2012	2011	Change	Change
Service charges on deposit accounts	$3,707	$3,586	$121	3.4
Service charges and fees	694	643	51	7.9
Trust and financial management revenue	2,762	2,608	154	5.9
Brokerage revenue	653	551	102	18.5
Insurance commissions, fees and premiums	169	192	(23)	(12.0)
Interchange revenue from debit card transactions	1,460	1,427	33	2.3
Net gains from sales of loans	1,263	677	586	86.6
Increase in cash surrender value of life insurance	347	381	(34)	(8.9)
Net (loss) gain from other real estate	(99)	8	(107)	(1337.5)
Net gain from premises and equipment	271	324	(53)	(16.4)
Impairment loss on limited partnership investment	0	(948)	948	(100.0)
Other operating income	730	778	(48)	(6.2)
Total other operating income before realized gains on available-for-sale securities, net	$11,957	$10,227	$1,730	16.9

NONINTEREST INCOME - NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $1,730,000 or 16.9%, in the first nine months of 2012 as compared to the first nine months of 2011. The most significant variances are as follows:

·	In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership of $1,025,000 at September 30, 2012. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated return to the Corporation would be sufficient to repay the loan in full, but would not provide sufficient additional cash flow for return on the limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in 2011.

·	Net gains from sales of loans increased $586,000. Starting in late 2009, the Corporation began to sell a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The increase in revenue from sales in 2012 reflects the impact of significant refinancing activity, as market interest rates have continued to fall throughout most of the time frame since the Corporation began to offer the program.

·	Trust and financial management revenue increased $154,000, or 5.9%. Trust revenue from employee benefit and retirement services was $88,000 higher in the first nine months of 2012 as compared to the first nine months of 2011. The increase in trust revenue in 2012 reflects the impact of new business obtained as well as higher valuations of U.S. equities and fixed income securities throughout most of the period. Assets under management by the Corporation’s Trust and financial management group totaled $707,571,000 at September 30, 2012, an increase of 19.3% over the corresponding total one year earlier.

·	Service charges on deposit accounts increased $121,000, or 3.4%, reflecting changes in prices and terms for some types of fees effective at the beginning of 2012.

·	Brokerage revenue increased $102,000, or 18.5%, reflecting increased sales of annuities used by customers as investment vehicles in retirement.

·	In the first nine months of 2012, the Corporation had a net loss related to other real estate properties of $99,000 as compared to a net gain of $8,000 in the first nine months of 2011. The net loss from other real estate in 2012 included write-downs totaling $150,000 resulting from updated appraisals received on five properties, as well as losses totaling $87,000 based on adjustments to amounts payable to the U.S. Small Business Administration related to sales of two commercial properties that took place in 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME	3 Months Ended
(In Thousands)	September 30,		$	%
	2012	2011	Change	Change
Service charges on deposit accounts	$1,290	$1,230	$60	4.9
Service charges and fees	239	218	21	9.6
Trust and financial management revenue	873	785	88	11.2
Brokerage revenue	197	199	(2)	(1.0)
Insurance commissions, fees and premiums	62	66	(4)	(6.1)
Interchange revenue from debit card transactions	477	490	(13)	(2.7)
Net gains from sales of loans	625	263	362	137.6
Increase in cash surrender value of life insurance	111	127	(16)	(12.6)
Net (loss) gain from other real estate	(19)	51	(70)	(137.3)
Net gain from premises and equipment	1	324	(323)	(99.7)
Other operating income	247	246	1	0.4
Total other operating income before realized gains on available-for-sale securities, net	$4,103	$3,999	$104	2.6

NONINTEREST INCOME - THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

As presented in Table VI, total noninterest income (excluding realized gains on available-for-sale securities) increased $104,000 or 2.6%, in the third quarter 2012 as compared to the third quarter 2011. The most significant variances are as follows:

·	As described above, gains from sales of loans increased $362,000, with all of the gains resulting from sales of residential mortgage loans under the MPF Xtra program.

·	Trust and financial management revenue increased $88,000, or 11.2%, including an increase in revenue from employee benefit and retirement services of $51,000.

·	Service charges on deposit accounts increased $60,000, or 4.9%, reflecting changes in prices and terms for some types of fees effective at the beginning of 2012.

·	In the third quarter 2011, the net gain from premises and equipment resulted from the Corporation’s sale of the Court Street property in Williamsport, PA. At the time of the sale, the Corporation entered into a lease to utilize approximately 18% of the location, and continues to provide banking services at the location. The lease has been accounted for as an operating lease.

·	In the third quarter 2012, the Corporation had a net loss related to other real estate properties of $19,000 as compared to a net gain of $51,000 in the third quarter 2011. The net loss from other real estate in the third quarter 2012 included write-downs totaling $41,000 resulting from updated appraisals received on two properties.

TABLE VII - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)	9 Months Ended
	September 30,		$	%
	2012	2011	Change	Change
Salaries and wages	$10,755	$10,321	$434	4.2
Pensions and other employee benefits	3,438	3,344	94	2.8
Occupancy expense, net	1,874	2,038	(164)	(8.0)
Furniture and equipment expense	1,418	1,435	(17)	(1.2)
FDIC Assessments	468	688	(220)	(32.0)
Pennsylvania shares tax	1,011	984	27	2.7
Loss on prepayment of debt	2,333	0	2,333	100.0
Other operating expense	5,897	5,299	598	11.3

Total Other Expense	$27,194	$24,109	$3,085	12.8

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

NONINTEREST EXPENSE - NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

As shown in Table VII, total noninterest expense increased $3,085,000 or 12.8% in the first nine months of 2012 as compared to the first nine months of 2011. The increase in expense included the loss on prepayment of debt of $2,333,000, which is discussed in the Earnings Overview section of Management’s Discussion and Analysis. Excluding the loss on prepayment of debt, total noninterest expense increased $752,000, or 3.1%. Other significant variances include the following:

·	Salaries and wages increased $434,000, or 4.2%, mainly as a result of merit-based salary increases. The number of full-time equivalent employees was 294 at September 30, 2012, up slightly from 293 at September 30, 2011. The increase in this category in 2012 also included an increase in stock-based compensation for employees (excluding non-employee Directors) of $56,000.

·	Occupancy expense decreased $164,000, or 8.0%. Within this category, snow removal and related expenses were $51,000 lower in 2012, reflecting the milder winter weather throughout the Corporation’s market area. Depreciation expense was $127,000 lower in 2012, mainly due to the impact of the sale of the Court Street, Williamsport property in the third quarter 2011. In connection with the sale, the Corporation entered into a lease arrangement to continue to use a portion of the building. The lease is accounted for as an operating lease. Management estimates that total building-related expenses (including the effects of lower depreciation referred to above) for this location were $111,000 lower in the first nine months of 2012 than in the first nine months of 2011.

·	FDIC Assessments decreased $220,000, or 32.0%. Effective April 1, 2011, the FDIC’s method of determining assessments to banks changed, with the new methodology resulting in higher assessments to larger, more complex or higher-risk institutions, and smaller assessments to many community and small regional banks. The Corporation’s estimated first quarter 2012 FDIC assessment was substantially lower than the first quarter 2011 amount, reflecting the new methodology. The favorable decline also reflects rate changes attributed to improvements in the Corporation’s risk profile based on financial ratios.

·	Other operating expense increased $598,000, or 11.3%. This category includes many different types of expenses, with the most significant differences in amounts between the first nine months of 2012 and 2011 as follows:

➢	Software-related subscriptions and updates, mainly related to lending-related activities, up $166,000, or 25.1%
➢	Fees paid related to interchange and ATM processing, up $96,000 or 11.2%
➢	Expenses associated with other real estate properties, up $87,000

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)
	3 Months Ended
	September 30,		$	%
	2012	2011	Change	Change
Salaries and wages	$3,594	$3,451	$143	4.1
Pensions and other employee benefits	982	1,020	(38)	(3.7)
Occupancy expense, net	610	641	(31)	(4.8)
Furniture and equipment expense	475	498	(23)	(4.6)
FDIC Assessments	165	174	(9)	(5.2)
Pennsylvania shares tax	339	345	(6)	(1.7)
Loss on prepayment of debt	2,190	0	2,190	100.0
Other operating expense	2,042	1,923	119	6.2

Total Other Expense	$10,397	$8,052	$2,345	29.1

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

NONINTEREST EXPENSE - THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Total noninterest expense was $2,345,000, or 29.1%, higher in the third quarter 2012 as compared to the third quarter 2011. Excluding the loss on prepayment of debt of $2,190,000 discussed in the Earnings Overview section of Management’s Discussion and Analysis, total noninterest expense increased $155,000, or 1.9%. Other significant changes include the following:

·	Salaries and wages increased $143,000, or 4.1%, mainly as a result of merit-based salary increases.

·	Other operating expense increased $119,000, or 6.2%, in the third quarter 2012 as compared to the third quarter 2011. The most significant differences in individual types of expenses within this category between the third quarters of 2012 and 2011 are as follows:

➢	Advertising expenses were up $49,000, or 54.0%
➢	Software-related subscriptions and updates, mainly related to lending-related activities, up $36,000, or 16.3%
➢	Fees paid related to interchange and ATM processing, up $26,000, or 8.9%

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

The allowance for loan losses was $7,792,000 at September 30, 2012, up slightly from $7,705,000 at December 31, 2011. As shown in Table X, the specific allowance on impaired loans totaled $1,468,000 at September 30, 2012, which was $342,000 higher than the total specific allowance at December 31, 2011. The estimated allowance required for loans to one commercial borrower was $841,000 at September 30, 2012, an increase of $461,000 over the allowance at December 31, 2011. The increase in the allowance in 2012 reflects management’s updated assessment of the borrower’s prospects for repayment and the estimated net selling price of commercial and residential real estate collateral. Table X also shows the collectively determined component of the allowance for commercial loans was $176,000 lower at September 30, 2012 than at December 31, 2011. The collectively determined allowance for the commercial segment was lower because the net charge-off percentage used to determine a portion of the collectively determined allowance was lower in the first nine months of 2012 as compared to the percentage used throughout 2011. (The Corporation used net charge-offs as a percentage of average outstanding loans for the previous three calendar years to estimate a portion of the collectively determined allowance at both September 30, 2012 and December 31, 2011.) The collectively determined portion of the allowance on residential mortgage loans was $70,000 lower at September 30, 2012 than at December 31, 2011, mainly because outstanding loans were lower. The net charge-off percentages did not change significantly for the residential mortgage and consumer segments, and the qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly for any of the segments, at September 30, 2012 as compared to December 31, 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

As shown in Table IX, the Corporation recorded a provision for loan losses of $421,000 in the first nine months of 2012 as compared to a credit for loan losses of $198,000 in the first nine months of 2011. The provision for loan losses in the first nine months of 2012 included the net increase in allowance required on impaired loans, primarily from one commercial loan relationship, as described above. The credit for loan losses in the first nine months of 2011 included the impact of reductions in the allowance on impaired loans, including a loan that was paid off in full for which the Corporation had established a specific allowance of $150,000 at December 31, 2010 and lower charge-offs than previously established allowances related to two other commercial loan relationships. Also, collectively determined allowances were lower at September 30, 2011 than at December 31, 2010 as a result of lower outstanding loan balances. The total amount of the provision or credit for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. Note 7 to the consolidated financial statements includes a summary of the provision or credit for loan losses and activity in the allowance for loan losses, by segment and class, for the three-month and nine-month periods ended September 30, 2012 and 2011.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $7,837,000 at September 30, 2012, comparable to the corresponding amount at December 31, 2011 of $7,864,000. Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at September 30, 2012 of $6,001,000 as compared to the December 31, 2011 total of $7,898,000, mainly due to a lower amount of past due residential mortgage loans. In contrast, total loans past due 90 days or more and still accruing interest was up at September 30, 2012 to $2,260,000 from $1,267,000, with the increase in this category also attributable to residential mortgage loans. As part of its normal quarterly procedures, management reviewed residential mortgage loans past due 90 days or more at September 30, 2012, and determined the loans remaining in accrual status to be well secured and in the process of collection. Mainly as a result of the increase in loans past due 90 days or more and still accruing interest, nonperforming loans of $9,529,000, or 1.36% of total loans outstanding, at September 30, 2012 was higher than total nonperforming loans of 1.19% of loans at December 31, 2011, though within the range of 1.11% to 1.58% year-end levels from 2007 through of 2011. Total nonperforming assets of $10,368,000, or 0.79% of total assets, at September 30, 2012 was slightly higher than the level at December 31, 2011, and within the range of 0.66% to 0.92% based on year-end levels from 2007 through 2011. The allowance for loan losses was 1.12% of total loans outstanding at September 30, 2012, up slightly from 1.09% at December 31, 2011, and the allowance as a percentage of nonperforming loans was 81.77% at September 30, 2012, down from 91.03% at December 31, 2011. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

As shown in Table XI, loans classified as TDRs were higher at September 30, 2012 and December 31, 2011 as compared to the previous year-end balances presented. The increase in TDRs reflects the impact of the (ASU 2011-02) accounting guidance which became effective in 2011, as modifications such as extensions of terms and maturities that would have not been considered TDRs in the past (because the contractual interest rate had not been changed) are now considered TDRs because the current (un-modified) contractual rate would be considered less than a market rate for the applicable borrower.

The outstanding balance of TDRs at December 31, 2011 included a balance of $466,000 related to six commercial loans secured by real estate stemming from a forbearance agreement entered into with one commercial customer. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In 2012, the loans have not been repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at September 30, 2012. The outstanding balance of the loans was $466,000 at September 30, 2012. The loans were in nonaccrual status at September 30, 2012 and December 31, 2011. At September 30, 2012, the risk rating of the loans was Substandard, while the risk rating of the loans was Doubtful at December 31, 2011. Based on management’s estimate of the value of the underlying collateral, net of selling costs, the Corporation had no allowance for loan losses associated with these loans at September 30, 2012 and December 31, 2011.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2012. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)
	9 Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2012	2011	2011	2010	2009	2008	2007
Balance, beginning of year	$7,705	$9,107	$9,107	$8,265	$7,857	$8,859	$8,201
Charge-offs:
Residential mortgage	(222)	(100)	(100)	(340)	(146)	(173)	(149)
Commercial	(43)	(751)	(1,189)	(91)	(39)	(1,607)	(174)
Consumer	(139)	(116)	(157)	(188)	(293)	(259)	(221)
Total charge-offs	(404)	(967)	(1,446)	(619)	(478)	(2,039)	(544)
Recoveries:
Residential mortgage	18	0	3	55	8	19	5
Commercial	6	178	255	113	77	22	31
Consumer	46	57	71	102	121	87	50
Total recoveries	70	235	329	270	206	128	86
Net charge-offs	(334)	(732)	(1,117)	(349)	(272)	(1,911)	(458)
Allowance for loan losses recorded in acquisition	0	0	0	0	0	0	587
Provision (credit) for loan losses	421	(198)	(285)	1,191	680	909	529
Balance, end of period	$7,792	$8,177	$7,705	$9,107	$8,265	$7,857	$8,859

Net charge-offs as a % of average loans	0.05%	0.10%	0.16%	0.05%	0.04%	0.26%	0.06%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)	As of
	Sept. 30,	As of December 31,
	2012	2011	2010	2009	2008	2007
ASC 310 - Impaired loans	$1,468	$1,126	$2,288	$1,126	$456	$2,255
ASC 450 - Collective segments:
Commercial	2,635	2,811	3,047	2,677	2,654	1,870
Residential mortgage	3,060	3,130	3,227	3,859	3,920	4,201
Consumer	194	204	232	281	399	533
Unallocated	435	434	313	322	428	0

Total Allowance	$7,792	$7,705	$9,107	$8,265	$7,857	$8,859

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE XI – PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of
	Sept. 30,	As of December 31,
	2012	2011	2010	2009	2008	2007
Impaired loans with a valuation allowance	$4,119	$3,433	$5,457	$2,690	$2,230	$5,361
Impaired loans without a valuation allowance	3,718	4,431	3,191	3,257	3,435	857
Total impaired loans	$7,837	$7,864	$8,648	$5,947	$5,665	$6,218

Total loans past due 30-89 days and still accruing	$6,001	$7,898	$7,125	$9,445	$9,875	$10,822

Nonperforming assets:
Total nonaccrual loans	$7,269	$7,197	$10,809	$9,092	$7,200	$6,955
Total loans past due 90 days or more and still accruing	2,260	1,267	727	31	1,305	1,200
Total nonperforming loans	9,529	8,464	11,536	9,123	8,505	8,155
Foreclosed assets held for sale (real estate)	839	1,235	537	873	298	258
Total nonperforming assets	$10,368	$9,699	$12,073	$9,996	$8,803	$8,413

Loans subject to troubled debt restructurings (TDRs):
Performing	$916	$1,064	$645	$326	$0	$0
Nonperforming	1,753	2,413	0	0	0	0
Total TDRs	$2,669	$3,477	$645	$326	$0	$0

Total nonperforming loans as a % of loans	1.36%	1.19%	1.58%	1.27%	1.14%	1.11%
Total nonperforming assets as a % of assets	0.79%	0.73%	0.92%	0.76%	0.69%	0.66%
Allowance for loan losses as a % of total loans	1.12%	1.09%	1.25%	1.15%	1.06%	1.20%
Allowance for loan losses as a % of nonperforming loans	81.77%	91.03%	78.94%	90.60%	92.38%	108.63%

TABLE XII - SUMMARY OF LOANS BY TYPE

(In Thousands)	Sept. 30,	As of December 31,
	2012	2011	2010	2009	2008	2007
Residential mortgage:
Residential mortgage loans - first liens	$317,734	$331,015	$333,012	$340,268	$353,909	$363,467
Residential mortgage loans - junior liens	27,084	28,851	31,590	35,734	40,657	40,392
Home equity lines of credit	32,550	30,037	26,853	23,577	21,304	20,542
1-4 Family residential construction	13,038	9,959	14,379	11,452	11,262	4,742
Total residential mortgage	390,406	399,862	405,834	411,031	427,132	429,143
Commercial:
Commercial loans secured by real estate	163,773	156,388	167,094	163,483	165,979	144,742
Commercial and industrial	49,405	57,191	59,005	49,753	48,295	52,241
Political subdivisions	35,549	37,620	36,480	37,598	38,790	33,013
Commercial construction and land	27,307	23,518	24,004	15,264	13,730	17,755
Loans secured by farmland	10,328	10,949	11,353	11,856	9,140	8,287
Multi-family (5 or more) residential	6,109	6,583	7,781	8,338	8,367	9,004
Agricultural loans	3,181	2,987	3,472	3,848	4,495	3,553
Other commercial loans	329	552	392	638	884	1,010
Total commercial	295,981	295,788	309,581	290,778	289,680	269,605
Consumer	11,762	12,665	14,996	19,202	26,732	37,193
Total	698,149	708,315	730,411	721,011	743,544	735,941
Less: allowance for loan losses	(7,792)	(7,705)	(9,107)	(8,265)	(7,857)	(8,859)
Loans, net	$690,357	$700,610	$721,304	$712,746	$735,687	$727,082

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2012, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $17,109,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $28,586,000 at September 30, 2012.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2012 and December 31, 2011 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2012	2011	2012	2011	2012	2011
Federal Home Loan Bank of Pittsburgh	$38,951	$40,363	$315,533	$292,304	$354,484	$332,667
Federal Reserve Bank Discount Window	0	0	27,469	27,438	27,469	27,438
Other correspondent banks	0	0	45,000	25,000	45,000	25,000
Total credit facilities	$38,951	$40,363	$388,002	$344,742	$426,953	$385,105

At September 30, 2012, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of short-term and long-term borrowings with a total amount of $36,954,000 as well as a letter of credit in the amount of $1,997,000. At December 31, 2011, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings; no letters of credit were outstanding. Additional information regarding borrowed funds is included in Note 8 of the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At September 30, 2012, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $221,726,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at September 30, 2012 and December 31, 2011 are presented below. Management believes, as of September 30, 2012 and December 31, 2011, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total capital to risk-weighted assets:
Consolidated	$164,805	22.98%	$57,365	³8%	n/a	n/a
C&N Bank	151,320	21.31%	56,811	³8%	$71,013	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	155,903	21.74%	28,682	³4%	n/a	n/a
C&N Bank	143,521	20.21%	28,405	³4%	42,608	³6%
Tier 1 capital to average assets:
Consolidated	155,903	12.03%	51,818	³4%	n/a	n/a
C&N Bank	143,521	11.17%	51,410	³4%	64,263	³5%

December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$149,898	21.17%	$56,636	³8%	n/a	n/a
C&N Bank	137,717	19.66%	56,046	³8%	$70,058	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	141,255	19.95%	28,318	³4%	n/a	n/a
C&N Bank	129,978	18.55%	28,023	³4%	42,035	³6%
Tier 1 capital to average assets:
Consolidated	141,255	10.93%	51,712	³4%	n/a	n/a
C&N Bank	129,978	10.14%	51,285	³4%	64,107	³5%

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $12,278,000 at September 30, 2012 and $10,791,000 at December 31, 2011. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2012.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($452,000) at September 30, 2012 and ($631,000) at December 31, 2011.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. Accordingly, the Corporation has included Statements of Comprehensive Income in the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2012 and 2011.

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

Comprehensive Income totaled $18,432,000 for the nine months ended September 30, 2012 as compared to $27,312,000 in the first nine months of 2011. In the first nine months of 2012, Comprehensive Income included: (1) Net Income of $16,766,000, which was $461,000 lower than in the first nine months of 2011; (2) unrealized gains on available-for-sale securities, net of deferred income tax, of $1,487,000 as compared to $10,138,000 in the first nine months of 2011; and (3) Other Comprehensive Income from defined benefit plans of $179,000 in the first nine months of 2012 as compared to an Other Comprehensive Loss of $53,000 in the first nine months of 2011.

Comprehensive Income for the third quarter 2012 was $6,266,000 as compared to $9,487,000 in the third quarter 2011. In the third quarter 2012, Comprehensive Income included: (1) Net Income of $5,494,000, which was $495,000 lower than in the third quarter 2011; (2) unrealized gains on available-for-sale securities, net of deferred income tax, of $759,000 as compared to $3,488,000 in the third quarter 2011; and (3) Other Comprehensive Income from defined benefit plans of $13,000 in the third quarter 2012 as compared to Other Comprehensive Income of $10,000 in the third quarter 2011.

INCOME TAXES

The effective income tax rate was approximately 27% of pre-tax income for each of the three-month and nine-month periods ended September 30, 2012. The provision for income tax for the interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2012, the net deferred tax asset was $2,122,000, down from the balance at December 31, 2011 of $6,173,000. The main reasons for the decrease in net deferred tax asset included: (1) reduction in deferred tax asset related to realized losses on securities to $1,217,000 at September 30, 2012 from $3,175,000 at December 31, 2011; (2) reduction in deferred tax asset related to general business credit carryforwards, which fell to $0 at September 30, 2012 from $831,000 at December 31, 2011; (3) reduction in deferred tax asset related to the credit for alternative minimum tax (AMT) paid in prior periods, which decreased to $4,157,000 at September 30, 2012 from $4,569,000 at December 31, 2011; and (4) increase in deferred tax liability associated with unrealized gains on available-for-sale securities to $6,609,000 at September 30, 2012 from $5,559,000 at December 31, 2011. The reduction in deferred tax asset from realized losses on securities resulted from the third quarter 2012 sale of a pooled trust-preferred security for which OTTI had been recorded for financial reporting purposes in previous years. The reduction in deferred tax assets for general business credit carryforwards and the credit for AMT resulted from the estimated excess of the Corporation’s regular tax liability over the AMT liability for the first nine months of 2012, as results for the first nine months of 2012 indicate the credits would be fully utilized and a portion of the credit for prior years’ AMT paid would be realized.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at September 30, 2012 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through late 2012. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth.

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

Management cannot control changes in market prices of securities based on fluctuations in the risk premiums demanded by investors, nor can management control the volume of deferrals or defaults by the issuers of debt securities owned by the Corporation. However, management attempts to limit the risk that economic conditions would force the Corporation to sell securities for realized losses by maintaining a strong capital position (discussed in the “Stockholders’ Equity and Capital Adequacy” section of Management’s Discussion and Analysis) and ample sources of liquidity (discussed in the “Liquidity” section of Management’s Discussion and Analysis).

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of July 31, 2012 and October 31, 2011. The table shows that as of July 31, 2012 and October 31, 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

July 31, 2012 Data
(In Thousands)		Period Ending July 31, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$62,105	$27,093	$35,012	-19.0%	25.0%
+300	59,513	21,846	37,667	-12.9%	20.0%
+200	56,849	17,099	39,750	-8.1%	15.0%
+100	54,091	12,464	41,627	-3.8%	10.0%
0	51,079	7,828	43,251	0.0%	0.0%
-100	47,981	7,067	40,914	-5.4%	10.0%
-200	47,186	7,058	40,128	-7.2%	15.0%
-300	46,950	7,058	39,892	-7.8%	20.0%
-400	46,840	7,058	39,782	-8.0%	25.0%

Market Value of Portfolio Equity at July 31, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$164,551	-22.4%	50.0%
+300	178,768	-15.7%	45.0%
+200	191,895	-9.5%	35.0%
+100	203,099	-4.3%	25.0%
0	212,133	0.0%	0.0%
-100	209,497	-1.2%	25.0%
-200	230,220	8.5%	35.0%
-300	268,709	26.7%	45.0%
-400	309,825	46.1%	50.0%

October 31, 2011 Data
(In Thousands)		Period Ending October 31, 2012

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$66,369	$29,617	$36,752	-18.0%	25.0%
+300	63,690	24,535	39,155	-12.6%	20.0%
+200	60,927	19,806	41,121	-8.2%	15.0%
+100	58,095	15,076	43,019	-4.0%	10.0%
0	55,164	10,346	44,818	0.0%	0.0%
-100	51,929	8,720	43,209	-3.6%	10.0%
-200	50,441	8,680	41,761	-6.8%	15.0%
-300	49,961	8,680	41,281	-7.9%	20.0%
-400	49,828	8,680	41,148	-8.2%	25.0%

Market Value of Portfolio Equity at October 31, 2011

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$153,307	-23.2%	50.0%
+300	165,701	-17.0%	45.0%
+200	178,261	-10.7%	35.0%
+100	189,315	-5.2%	25.0%
0	199,726	0.0%	0.0%
-100	197,329	-1.2%	25.0%
-200	211,794	6.0%	35.0%
-300	238,309	19.3%	45.0%
-400	278,876	39.6%	50.0%

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 6 of the consolidated financial statements, the Corporation recognized an impairment loss in earnings related to a bank stock of $67,000 in the first quarter 2012. The Corporation recognized no OTTI losses related to bank stocks in the second or third quarters of 2012. The Corporation recognized no OTTI losses related to bank stocks in the first nine months of 2011.

Equity securities held as of September 30, 2012 and December 31, 2011 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2012.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)

	Sept. 30,	Dec. 31,
	2012	2011
Cost	$5,562	$5,643
Fair Value	8,028	7,728
Hypothetical 10% Decline In Market Value	(803)	(773)
Hypothetical 20% Decline In Market Value	(1,606)	(1,546)

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

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of September 30, 2012, the maximum additional value available for purchases under this program was $980,694.

In the third quarter 2012, the Corporation made no purchases of its equity securities.

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

CITIZENS & NORTHERN CORPORATION - FORM 10-Q

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

November 7, 2012	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

November 7, 2012	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

