Form 10-K
period 2012-12-31
CITIZENS & NORTHERN CORP
filed 2013-02-21
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2012, the registrant’s most recently completed second fiscal quarter, was $228,460,311.

The number of shares of common stock outstanding at February 19, 2013 was 12,331,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 16, 2013 are incorporated by reference into Parts III and IV of this report.

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

Major initiatives within the last 5 years included the following:

•	implemented an overdraft privilege program in 2008;

•	underwent an operational process review in 2008, resulting in identification of opportunities for increases in revenue and decreases in expenses, including a net reduction in work force of 15.9%, to 297 full-time equivalent employees at December 31, 2008 from 353 at December 31, 2007;

•	in 2009, raised capital of $26.440 million by issuing preferred stock and a warrant to sell 194,794 shares of common stock to the U.S. Department of the Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program;

•	in 2009, issued common stock, which raised a total of $24.585 million of capital, net of offering costs;

•	in 2009, began originating and selling residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago, with significant growth in volume of activity under this program in 2010 through 2012, as evidenced by net gains from sales of loans of $1,925,000 in 2012, $1,107,000 in 2011 and $761,000 in 2010 and a total outstanding balance of residential mortgages sold and serviced of $100,631,000 at December 31, 2012;

•	repurchased in 2010 all of the preferred stock and redeemed the warrant from the TARP Capital Purchase Program;

•	merged the operations of First State Bank into C&N Bank and Canisteo Valley Corporation into Citizens & Northern Corporation in 2010;

•	in 2011, sold the banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to offer banking and trust services from the facility, resulting in an estimated $122,000 (pre-tax) reduction in operating expenses in 2012; and

•	in April 2012, re-opened the Athens, PA, facility, which was damaged by flooding in September 2011.

Virtually all of the Corporation’s banking offices are located in the “Marcellus Shale,” an area extending across portions of New York State, Pennsylvania, Ohio, Maryland, West Virginia and Virginia. In 2009 through 2012, most of the Pennsylvania counties in which the Corporation operates have been significantly affected by an upsurge in natural gas exploration, as technological developments have made exploration of the Marcellus Shale commercially feasible. A significant portion of the Corporation’s new business opportunities in lending, Trust and other services during this time frame have arisen either directly or indirectly from Marcellus Shale-related activity. Due in large part to a decline in the market price of natural gas, Marcellus Shale natural gas exploration activity slowed over the course of 2012, though it has not completely stalled, and the Corporation continues to find gas-related business development opportunities. Due to its pervasive nature, it is virtually impossible to quantify the aggregate impact of Marcellus Shale-related activity on the Corporation’s financial position and results of operations in 2009 through 2012.

At December 31, 2012, C&N Bank had total assets of $1,274,880,000, total deposits of $1,008,356,000, net loans outstanding of $677,053,000 and 292 full-time equivalent employees.

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

Mortgage Banking – In September 2009, the Corporation entered into an agreement to originate and sell residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation’s mortgage sales activity under this program was not significant in 2009, but increased in 2010, 2011 and 2012. At December 31, 2012, total residential mortgages serviced amounted to $100,631,000. The Corporation must strictly adhere to the MPF Xtra program guidelines for origination, underwriting and servicing loans, and failure to do so could result in the Corporation being forced to repurchase loans or being dropped from the program. If such a forced repurchase of loans were to occur, or if the Corporation were to be dropped from the program, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

Equity Securities Risk - The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to the risk factors affecting the banking industry, and that could cause a general market decline in the value of bank stocks. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. These factors could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity. For additional information regarding equity securities risk, including management’s assessment of equity securities for other-than-temporary impairment as of December 31, 2012, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Debt Securities Risk – In 2009, the Corporation’s earnings were materially impaired by securities losses. Much of the Corporation’s 2009 losses from trust-preferred securities and other securities stem from the much-publicized economic problems affecting the national and international economy, which particularly hurt the banking industry. The Corporation has exposure to the possibility of future losses from investments in a senior tranche pooled trust-preferred security, a trust-preferred security issued by an individual bank, obligations of states and political subdivisions (also known as municipal bonds) and other debt securities. For additional information regarding debt securities, see Note 7 to the consolidated financial statements.

The Federal Home Loan Bank of Pittsburgh - Through its subsidiary (C&N Bank), the Corporation is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. The Corporation has a line of credit with the FHLB-Pittsburgh that is secured by a blanket lien on its loan portfolio. Access to this line of credit is critical if a funding need arises. However, there can be no assurance that the FHLB-Pittsburgh will be able to provide funding when needed, nor can there be assurance that the FHLB-Pittsburgh will provide funds specifically to the Corporation should its financial condition deteriorate and/or regulators prevent that access. The inability to access this source of funds could have a materially adverse effect on the Corporation’s financial flexibility if alternate financing is not available at acceptable interest rates. The failure of the FHLB-Pittsburgh or the FHLB system in general, may materially impair the Corporation’s ability to meet short- and long-term liquidity needs or to meet growth plans.

The Corporation owns common stock of the FHLB-Pittsburgh in order to qualify for membership in the FHLB system and access services from the FHLB-Pittsburgh. The FHLB-Pittsburgh faces a variety of risks in its operations including interest rate risk, counterparty credit risk, and adverse changes in its regulatory framework. In addition, the 12 Federal Home Loan Banks are jointly liable for the consolidated obligations of the FHLB system. To the extent that one FHLB cannot meet its obligations, other FHLBs can be called upon to make required payments. Such risks affecting the FHLB-Pittsburgh could adversely impact the value of the Corporation’s investment in the common stock of the FHLB-Pittsburgh and/or affect its access to credit.

Soundness of Other Financial Institutions - In addition to the FHLB-Pittsburgh, the Corporation maintains other credit facilities that provide it with additional liquidity. These facilities include secured and unsecured borrowings from the Federal Reserve Bank and third-party commercial banks. The Corporation believes that it maintains a strong liquidity position and that it is well positioned to withstand foreseeable market conditions. However, legal agreements with counterparties typically include provisions allowing them to restrict or terminate the Corporation’s access to these credit facilities with or without advance notice and at their sole discretion.

Financial institutions are interconnected as a result of trading, clearing, counterparty, and other relationships. Financial market conditions have been negatively impacted in the past and such disruptions or adverse changes in the Corporation's results of operations or financial condition could, in the future, have a negative impact on available sources of liquidity. Such a situation may arise due to circumstances that are outside the Corporation’s control, such as general market disruptions or operational problems affecting the Corporation or third parties. The Corporation’s efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in available liquidity. In such events, the Corporation’s cost of funds may increase, thereby reducing net interest income, or the Corporation may need to sell a portion of its securities and/or loan portfolio, which, depending upon market conditions, could necessitate realizing a loss.

FDIC Insurance Assessments - In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, in 2009 the FDIC increased assessment rates and imposed a special assessment on all insured institutions. The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessments. In December 2009, we paid a pre-payment of the FDIC’s estimated assessment total for the next three years, totaling approximately $5.5 million. The pre-payment amount has been included in Other Assets in the consolidated balance sheet, with amounts amortized in 2010, 2011 and 2012 based on current assessments. At the end of 2012, approximately $2.8 million remains to be amortized, subject to adjustments imposed by the FDIC, over future years.

Although our total expenses from FDIC assessments have decreased to $633,000 in 2012, $832,000 in 2011 and $1,450,000 in 2010 from $2,092,000 in 2009, we are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures occur, we may be required to pay higher FDIC premiums. Future increases in FDIC insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania counties of Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron and McKean, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. As described in the “Business” section of Form 10-K, in recent years the Corporation’s market area has been significantly impacted by natural gas development activities associated with exploration of the Marcellus Shale. While Marcellus Shale-related development has created economic opportunities for business and individuals throughout much of our market area, natural gas exploration activity slowed over the course of 2012, and the possibility exists that this activity could be further reduced or cease as a result of changes in economic conditions, environmental concerns or other factors.

Deterioration in economic conditions, including possible effects if Marcellus Shale-related activity were to further diminish or cease, could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) - On July 21, 2010, President Obama signed the Act into law. The Act contains numerous and wide-ranging changes to the structure of the U.S. financial system. Portions of the Act are effective at different times, and though some provisions have been implemented, many of the provisions require follow-on, more detailed rulemaking by regulators. Consequently, the Act’s impact on the financial system in general and the Corporation in particular cannot be predicted at this time. Some of the Act’s provisions that management believes may impact the Corporation’s financial condition and results of operations over the next few years are as follows:

•	required the Federal Reserve to prescribe regulations to establish standards for determining that interchange transaction fees meet the new statutory standard of reasonable and proportional to the cost. These regulations were enacted, effective October 1, 2011, establishing maximum rates that may be paid to large (as defined) financial institutions. The maximum rates established under the rule are approximately 45% lower than the rates paid to the Corporation throughout most of the last several years. Although the rules do not apply directly to the Corporation (because the Corporation is not considered a large financial institution for this purpose), management believes interchange revenues could be reduced in the future, either because of lower volumes or because market conditions will dictate that smaller financial institutions receive rates similar to larger financial institutions.

•	eliminated the prohibition against paying interest on commercial checking accounts;

•	effective for the second quarter 2011 assessment, altered the FDIC’s base for determining deposit insurance assessments by requiring the assessments be determined based on “average consolidated total assets” less the institution’s “average tangible equity,” rather than on a bank’s deposits;

•	increases the FDIC’s minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% of estimated deposits with no upward limit. The FDIC is required to “offset the effect” of the increased minimum reserve ratio on institutions with less than $10 billion in total consolidated assets. The intent appears to be to require the FDIC to impose higher premiums on larger banks in order to get from the old minimum of 1.15% to the new 1.35%, but all institutions can expect assessments to remain significant for the foreseeable future. The Act allows the FDIC until September 30, 2020 to reach 1.35%; and

•	requires the establishment of minimum leverage and risk-based capital requirements applicable to bank holding companies that are not less than those currently applicable to insured depository institutions (currently 5%, 6% and 10% to be “well capitalized”, and 4%, 4% and 8% to be “adequately capitalized”).

The Act has other significant features, some of which are as follows: (i) makes permanent the 2008 increase in the maximum deposit insurance amount to $250,000, and extended until December 31, 2012 full deposit insurance coverage for qualifying noninterest-bearing transaction accounts, (ii) within the Act is the Mortgage Reform and Anti-Predatory Lending Act, a broad piece of legislation intended to curtail abusive residential mortgage lending practices that contributed to the mortgage/housing crisis, (iii) required the formation of the Consumer Financial Protection Bureau as a new, independent bureau within the Federal Reserve, with very broad rulemaking and supervisory authority with respect to federal consumer financial laws, (iv) establishes the Financial Stability Oversight Council, to serve as an early warning system identifying risks in firms and market activities, to enhance oversight of the financial system as a whole and to harmonize prudential standards across financial regulatory agencies, and (v) establishes several requirements related to executive compensation and corporate governance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Bank owns each of its properties, except for the branch facilities located at 130 Court Street, Williamsport, PA, and at 2 East Mountain Avenue, South Williamsport, PA, which are leased. In September 2011, the Athens, PA office was damaged by flooding and reopened in April 2012. The Bank did not incur a significant financial loss associated with the flooding, as almost all of the cost of replacement was covered by insurance. All of the other properties are in good condition. None of the owned properties are subject to encumbrance.

A listing of properties is as follows:

Main administrative offices:
90-92 Main Street	or	10 Nichols Street
Wellsboro, PA 16901		Wellsboro, PA 16901

Branch offices – Citizens & Northern Bank:

428 S. Main Street	514 Main Street	2 East Mountain Avenue **
Athens, PA 18810	Laporte, PA 18626	South Williamsport, PA 17702

10 North Main Street	4534 Williamson Trail	41 Main Street
Coudersport, PA 16915	Liberty, PA 16930	Tioga, PA 16946

111 W. Main Street	1085 S. Main Street	428 Main Street
Dushore, PA 18614	Mansfield, PA 16933	Towanda, PA 18848

563 Main Street	612 James Monroe Avenue	64 Elmira Street
East Smithfield, PA 18817	Monroeton, PA 18832	Troy, PA 16947

104 W. Main Street	3461 Route 405 Highway	90-92 Main Street
Elkland, PA 16920	Muncy, PA 17756	Wellsboro, PA 16901

135 East Fourth Street	100 Maple Street	1510 Dewey Avenue
Emporium, PA 15834	Port Allegany, PA 16743	Williamsport, PA 17701

230 Railroad Street	24 Thompson Street	130 Court Street **
Jersey Shore, PA 17740	Ralston, PA 17763	Williamsport, PA 17701

102 E. Main Street	1827 Elmira Street	1467 Golden Mile Road
Knoxville, PA 16928	Sayre, PA 18840	Wysox, PA 18854

3 Main Street	6250 County Rte 64
Canisteo, NY 14823	Hornell, NY 14843

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2012, there were 2,540 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2012 and 2011.

		2012			2011
			Dividend			Dividend
			Declared			Declared
			per			Per
	High	Low	Quarter	High	Low	Quarter
First quarter	$22.48	$18.12	$0.18	$16.96	$14.37	$0.13
Second quarter	20.69	16.79	0.20	17.66	13.10	0.14
Third quarter	20.80	17.78	0.22	17.40	14.06	0.15
Fourth quarter	20.25	17.51	0.24	19.16	14.00	0.16

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

On May 19, 2011, the Corporation authorized a plan for repurchases of outstanding common stock, up to a total of $1 million. On September 22, 2011, the Corporation’s Board of Directors authorized additional repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the May 2011 stock repurchase program. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of December 31, 2012, the maximum additional value available for purchases under this program was $980,694.

In the fourth quarter 2012, the Corporation made no purchases of its equity securities.

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2007 and ended December 31, 2012. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

COMPARISON OF 5-YEAR CUMULATIVE RETURN

Citizens & Northern Corporation

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Citizens & Northern Corporation	100.00	117.61	59.21	95.22	122.54	130.91
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
CZNC Peer Group Index*	100.00	83.21	76.93	83.57	80.69	96.04

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2012.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans approved by shareholders	337,670	$19.08	400,299

Equity compensation plans not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

	As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2012	2011	2010	2009	2008
Interest and fee income	$56,632	$61,256	$62,114	$67,976	$74,237
Interest expense	9,031	13,556	19,245	24,456	31,049
Net interest income	47,601	47,700	42,869	43,520	43,188
Provision (credit) for loan losses	288	(285)	1,191	680	909
Net interest income after provision (credit) for loan losses	47,313	47,985	41,678	42,840	42,279
Noninterest income excluding securities gains (losses)	16,317	13,938	13,917	13,021	13,140
Net impairment losses recognized in earnings from available-for-sale securities	(67)	0	(433)	(85,363)	(10,088)
Net realized gains on available-for-sale securities	2,749	2,216	1,262	1,523	750
Loss on prepayment of debt	2,333	0	0	0	0
Noninterest expense excluding loss on prepayment of debt	32,848	32,057	31,569	34,011	33,703
Income (loss) before income tax provision (credit)	31,131	32,082	24,855	(61,990)	12,378
Income tax provision (credit)	8,426	8,714	5,800	(22,655)	2,319
Net income (loss)	22,705	23,368	19,055	(39,335)	10,059
U.S. Treasury preferred dividends	0	0	1,474	1,428	0
Net income (loss) available to common shareholders	$22,705	$23,368	$17,581	$(40,763)	$10,059

PER COMMON SHARE: (1)
Basic earnings per share	$1.86	$1.92	$1.45	$(4.40)	$1.12
Diluted earnings per share	$1.85	$1.92	$1.45	$(4.40)	$1.12
Cash dividends declared per share	$0.84	$0.58	$0.39	$0.72	$0.96
Book value per common share at period-end	$14.89	$13.77	$11.43	$10.46	$13.66
Tangible book value per common share at period-end	$13.91	$12.77	$10.42	$9.43	$12.22
Weighted average common shares outstanding - basic	12,235,748	12,162,045	12,131,039	9,271,869	8,961,805
Weighted average common shares outstanding - diluted	12,260,208	12,166,768	12,131,039	9,271,869	8,983,300
END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$472,577	$481,685	$443,956	$396,288	$419,688
Gross loans	683,910	708,315	730,411	721,011	743,544
Allowance for loan losses	6,857	7,705	9,107	8,265	7,857
Total assets	1,286,907	1,323,735	1,316,588	1,321,795	1,281,637
Deposits	1,006,106	1,018,206	1,004,348	926,789	864,057
Borrowings	89,379	130,313	166,908	235,471	285,473
Stockholders' equity	182,786	167,385	138,944	152,410	122,026
Common stockholders' equity (stockholders' equity, excluding preferred stock)	182,786	167,385	138,944	126,661	122,026
AVERAGE BALANCES (In Thousands)
Total assets	1,305,163	1,313,445	1,326,145	1,296,086	1,280,924
Earning assets	1,199,538	1,208,584	1,205,608	1,208,280	1,202,872
Gross loans	700,241	714,421	721,997	728,748	743,741
Deposits	1,008,469	1,001,125	965,615	886,703	847,714
Stockholders' equity	175,822	152,718	150,133	141,787	130,790

ITEM 6. SELECTED FINANCIAL DATA, Continued

	As of or for the Year Ended Dec. 31,
	2012	2011	2010	2009	2008
KEY RATIOS
Return on average assets	1.74%	1.78%	1.44%	-3.03%	0.79%
Return on average equity	12.91%	15.30%	12.69%	-27.74%	7.69%
Average equity to average assets	13.47%	11.63%	11.32%	10.94%	10.21%
Net interest margin (2)	4.26%	4.22%	3.81%	3.84%	3.77%
Efficiency (3)	48.77%	49.40%	52.73%	57.22%	57.59%
Cash dividends as a % of diluted earnings per share	45.41%	30.21%	26.90%	NM	85.71%
Tier 1 leverage	12.53%	10.93%	9.20%	9.86%	10.12%
Tier 1 risk-based capital	22.86%	19.95%	15.87%	16.70%	13.99%
Total risk-based capital	24.01%	21.17%	17.17%	17.89%	14.84%
Tangible common equity/tangible assets	13.39%	11.84%	9.71%	8.72%	8.61%
Nonperforming assets/total assets	0.82%	0.73%	0.92%	0.76%	0.69%
Nonperforming loans/total loans	1.41%	1.19%	1.58%	1.27%	1.14%
Allowance for loan losses/total loans	1.00%	1.09%	1.25%	1.15%	1.06%
Net charge-offs/average loans	0.16%	0.16%	0.05%	0.04%	0.26%

NM = Not a meaningful ratio.

(1)	All share and per share data have been restated to give effect to stock dividends and splits.
(2)	Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.
(3)	The efficiency ratio is calculated by dividing total noninterest expense by the sum of net interest income (including income from tax-exempt securities and loans on a fully-taxable equivalent basis) and noninterest income excluding securities gains and losses.

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

EARNINGS OVERVIEW

Net income available to common shareholders for 2012 was $22,705,000, or $1.86 per share – basic and $1.85 per share – diluted, as compared to $1.92 per basic and diluted share in 2011 and $1.45 per basic and diluted share in 2010.

2012 vs. 2011

Net income for 2012 of $22,705,000 was $663,000 (2.8%) lower than 2011 net income. Some of the more significant highlights related to annual earnings are as follows:

•	Net interest income totaled $47,601,000 in 2012, down slightly ($99,000) from 2011. The fully taxable equivalent net interest margin of 4.26% in 2012 was 0.04% higher than the 2011 margin, while total average earning assets were 0.7% lower in 2012. In 2012 and 2011, net interest income included the benefit of accretion from the recovery of a previous write-down on a security, including a benefit of $855,000 in 2012 and $825,000 in 2011.

•	The provision for loan losses was $288,000 in 2012 as compared to a credit (reduction in expense) of $285,000 in 2011. The provision for loan losses in 2012 included charges related to a few larger commercial loans, while both 2012 and 2011 included reductions in the general components of the allowance for loan losses attributable to reductions in total loans outstanding.

•	Total noninterest revenue of $16,317,000 in 2012 was $2,379,000 higher than the corresponding 2011 amount. In 2011, noninterest revenue included an impairment loss of $948,000 related to an investment in a real estate limited partnership. Excluding the 2011 impairment loss, noninterest revenue for 2012 was $1,431,000 (9.6%) higher than the total in 2011. The increase in noninterest revenue for 2012 included a significant increase in gains from sales of residential mortgage loans, which totaled $1,925,000 in 2012, up $818,000 over 2011. Trust revenues totaled $3,847,000 in 2012, an increase of $375,000 (10.8%) over 2011, while brokerage revenues of $801,000 increased $161,000 (25.2%) over 2011. Service charges on deposit accounts of $5,036,000 in 2012 were up $263,000 (5.5%) over 2011. Included in noninterest revenue were net losses related to real estate properties acquired in foreclosures of $66,000 in 2012 as compared to net gains of $41,000 in 2011.

•	In 2012, pre-tax net realized gains from securities totaled $2,682,000, while losses were incurred from prepayment of borrowings totaling $2,333,000. In comparison, security gains totaled $2,216,000 in 2011, and there were no losses from prepayments of borrowings. In both years, securities gains included significant amounts from sales of pooled trust-preferred securities that had previously been written off. The loss from pre-payment of borrowings included third quarter 2012 losses of $2,190,000 from prepayment of principal of $12 million on long-term borrowings (repurchase agreements) with an average interest rate of 3.93%.

•	Noninterest expense, excluding the loss from prepayment of borrowings, was $32,848,000 in 2012, up $791,000 (2.5%) from 2011. The increase in noninterest expense in 2012 includes an increase in other operating expense of $597,000. Within other operating expense, the largest increases in 2012 included increases in software subscriptions and updates, ATM and debit card processing costs, legal fees related to lending and collection matters and expenses related to other real estate properties. Salaries and wages were $504,000, or 3.6%, higher for 2012 as compared to 2011, including an increase in stock-based compensation of $98,000. FDIC assessments were $199,000 lower in 2012 than in 2011, reflecting the benefit of a change in the FDIC’s method for determining assessments that became effective in the second quarter 2011. Occupancy expense was $162,000 lower in 2012 as compared to 2011, in part due to reduced costs associated with the Court Street, Williamsport location.

2011 vs. 2010

The most significant fluctuations in earnings in 2011 as compared to 2010 are as follows:

•	Net interest income of $47,700,000 was $4,831,000 (11.3%) higher in 2011 than 2010. The improvement in 2011 resulted from several factors, including reductions in cost of funds, reduction in outstanding borrowings and lower balances maintained in overnight investment with the Federal Reserve and other banks. In 2011, net interest income includes the benefit of accretion of $825,000 from the offset of a previous write-down on a security, with a corresponding benefit of $83,000 recorded in 2010.

•	In 2011, the provision for loan losses was a credit (reduction in expense) of $285,000, as compared to a provision of $1,191,000 in 2010. The credit for loan losses in 2011 resulted, in part, from a reduction in loans outstanding, as the general component of the allowance for loan losses was reduced.

•	Total noninterest revenue was $13,938,000 in 2011, up $100,000 over 2010, despite an impairment loss in 2011 of $948,000 related to an investment in a real estate limited partnership. In 2011, noninterest revenue included net gains from sales of premises and equipment totaling $324,000, including a gain in the third quarter of $329,000 from sale of the banking facility at 130 Court Street, Williamsport, PA. The Corporation has entered into a leasing arrangement to continue to utilize a portion of the facility and continues to provide retail, trust and commercial banking services at the location. In 2010, noninterest revenue included net gains from sales of premises and equipment totaling $445,000. Excluding gains from sales of premises and equipment and the impairment loss, noninterest revenue for 2011 totaled $14,562,000, or 8.7% higher than the corresponding 2010 amount. In 2011, revenues increased significantly over 2010 from origination and sale of mortgage loans, interchange on debt card transactions, service charges on deposit accounts, brokerage services and other operating income.

•	Gains from available-for-sale securities totaled $2,216,000 in 2011, considerably higher than the total gains of $829,000 realized in 2010. In the first quarter 2011, the Corporation realized gains of $1,510,000 from two pooled trust-preferred securities that had been written off in prior periods.

•	Total noninterest expense was $32,057,000 in 2011, up $567,000, or 1.8%, over 2010. Total salaries and wages for 2011 were $803,000 (6.1%) higher than in 2010, including an increase in total employee stock-based compensation of $319,000. Pensions and employee benefits expense was $567,000 (14.8%) higher in 2011 than in 2010, including higher estimated self-insured employee health insurance expense. Furniture and equipment expense was $171,000 (8.1%) lower in 2011 as compared to 2010, as depreciation expense was lower due to some computer-related hardware and software becoming fully depreciated. FDIC assessments were $618,000 (42.6%) lower in 2011 than in 2010, reflecting the benefit of changes in the FDIC’s method for determining assessments and improvements in the Corporation’s financial data that impact the amounts assessed.

•	The provision for income taxes totaled $8,714,000 or 27.2% of pre-tax income in 2011, up from $5,800,000 or 23.3% of pre-tax income in 2010. The provision for income taxes was higher in 2011 than in 2010 primarily because of the increase in pre-tax income. Also, the provision for income tax in 2010 included a benefit (reduction in expense) of $373,000 resulting from reduction in a valuation reserve.

•	In the third quarter 2010, the Corporation redeemed preferred stock that had previously been issued, and had no preferred stock outstanding and no corresponding dividend costs in 2011. In 2010, earnings available for common shareholders were impacted by dividends paid on preferred stock totaling $1,474,000.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. Management believes the allowance for loan losses is adequate and reasonable. Notes 1 and 8 to the consolidated financial statements provide an overview of the process management uses for evaluating and determining the allowance for loan losses, and additional discussion of the allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

As described in Note 7 to the consolidated financial statements, management evaluates securities for other-than-temporary impairment (“OTTI”). In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions.

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2012, 2011, and 2010. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2012 vs. 2011

Fully taxable equivalent net interest income was $51,041,000 in 2012, $86,000 (0.2%) higher than in 2011. As shown in Table III, net changes in volume had the effect of increasing net interest income $961,000 in 2012 compared to 2011, and interest rate changes had the effect of decreasing net interest income $875,000. The most significant components of the volume change in net interest income in 2012 were a decrease in interest expense of $1,203,000 attributable to a reduction in the balance of borrowed funds, a decrease in interest expense of $411,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit and Individual Retirement Accounts), and a decrease in interest income of $887,000 attributable to a decline in the balance of loans receivable. The most significant components of the rate change in net interest income in 2012 were a decrease in interest expense of $2,894,000 due to lower rates paid on interest-bearing deposits, a decrease in interest income of $2,072,000 attributable to lower rates earned on available-for-sale securities and a decrease in interest income of $1,733,000 attributable to lower rates earned on loans receivable. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 4.04% in 2012, as compared to 3.96% in 2011.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $60,072,000 in 2012, a decrease of 6.9% from 2011. Interest and fees on loans receivable decreased $2,620,000, or 5.8% while income from available-for-sale securities decreased $1,914,000, or 10.1%. As indicated in Table II, average available-for-sale securities (at amortized cost) totaled $464,349,000 in 2012, an increase of $2,445,000 (0.5%) from 2011. Net growth in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations and municipal securities. This growth was partially offset by reductions in the balances of mortgage-backed securities, U.S. Government agency bonds, and trust preferred securities. The Corporation’s yield on taxable securities fell in 2011 and 2012 because of rapid prepayments on mortgage-backed securities and collateralized mortgage obligations as well as low market interest rates. Also, the Corporation had been booking a recovery on a trust preferred security that had been previously written down as OTTI but subsequently resumed payment; this security matured in May 2012. Additional information on this security is presented below. The average rate of return on available-for-sale securities was 3.67% for 2012 and 4.11% in 2011.

The average balance of gross loans receivable decreased 2.0% to $700,241,000 in 2012 from $714,421,000 in 2011. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 6.11% in 2012 from 6.36% in 2011 as rates on new loans as well as existing, variable-rate loans have decreased.

The average balance of interest-bearing due from banks increased to $32,337,000 in 2012 from $31,359,000 in 2011. This has consisted primarily of balances held by the Federal Reserve, as well as FDIC-insured certificates of deposit. Although the rates of return on balances with the Federal Reserve are low, the Corporation has maintained relatively high levels of liquid assets in 2011 and 2012 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates in the future. During the fourth quarter 2011, the Corporation began investing in FDIC-insured certificates of deposit issued by other financial institutions and maturing within five years; these investments totaled $4,820,000 at December 31, 2012. The average balance of certificates of deposit issued by other financial institutions increased to $4,554,000 in 2012 from $677,000 in 2011.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $4,525,000, or 33.4%, to $9,031,000 in 2012 from $13,556,000 in 2011. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 0.97% in 2012 from 1.38% in 2011.

Total average deposits (interest-bearing and noninterest-bearing) increased 0.7%, to $1,008,469,000 in 2012 from $1,001,125,000 in 2011. Increases in the average balances of demand deposits, savings accounts, and money market accounts were partially offset by decreases in Individual Retirement Accounts and certificates of deposit. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts decreased significantly in 2012 as compared to 2011.

Variable-rate accounts made up $130,833,000 of the average balance in Individual Retirement Accounts in 2012 and $144,008,000 in 2011. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed; following this change, the rate paid on these accounts was lowered several times and was 0.35% at December 31, 2012. As shown in Table II, the average rate on Individual Retirement Accounts decreased to 0.80% in 2012 from 2.04% in 2011.

Total average borrowed funds decreased $40,059,000 to $112,051,000 in 2012 from $152,110,000 in 2011. During 2011 and 2012, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. In September 2012, the Corporation prepaid principal of $12,000,000 on long-term borrowings (repurchase agreements). The Corporation incurred a loss from the prepayment totaling $2,190,000, which is reported in Other Expenses in the Consolidated Statements of Operations. The average rate on the borrowings that were partially prepaid was 3.93%, and management expects that the prepayment will have a favorable effect on the net interest margin in the future. After the effect of the prepayment, the remaining balance of long-term borrowings under repurchase agreements was $68,000,000 at December 31, 2012. The average rate on borrowed funds was 3.77% in 2012, compared to 3.58% in 2011.

The average balance of “RepoSweep” arrangements, which are used by the Corporation to borrow funds from commercial banking customers on an overnight basis and included within short-term borrowings, declined to $4,454,000 in 2012 from $17,216,000 in 2011 primarily as a result of changes to service charges assessed on related business checking accounts. During 2012, the Corporation took several short-term and overnight advances from the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh) to offset seasonal declines in deposit balances and meet other liquidity needs. Short-term and overnight advances averaged $2,377,000 in 2012 with no such advances outstanding during 2011. The Corporation had no short-term or overnight advances outstanding at December 31, 2012.

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

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $64,511,000 in 2011, a decrease of 1.1% from 2010. Income from available-for-sale securities increased $474,000 (2.6%), while interest and fees from loans receivable decreased $1,086,000, or 2.3%. As indicated in Table II, total average available-for-sale securities (at amortized cost) in 2011 increased to $461,904,000, an increase of $34,384,000, or 8.0% from 2010. During 2010 and 2011, the Corporation increased the size of its tax-exempt municipal security portfolio. Net growth in the taxable available-for-sale securities portfolio was primarily made up of U.S. Government agency collateralized mortgage obligations and also included a significant increase in the balance of taxable municipal securities. This growth was partially offset by reductions in the balances of U.S. Government agency bonds and pooled trust preferred securities. The Corporation’s yield on taxable securities fell in 2010 and 2011 primarily because of low market interest rates, including the effects of management’s decision to limit purchases of taxable securities to investments that mature or are expected to repay a substantial portion of principal within approximately four years or less. The average rate of return on available-for-sale securities was 4.11% for 2011 and 4.33% in 2010.

The average balance of gross loans receivable decreased 1.0% to $714,421,000 in 2011 from $721,997,000 in 2010. The Corporation experienced modest contraction in the residential mortgage and consumer loan portfolios, primarily resulting from management’s decision to sell a portion of newly originated residential mortgages on the secondary market. The total average balance of commercial loans receivable increased slightly in 2011 compared to 2010. The Corporation’s yield on loans receivable fell as rates on new loans as well as existing, variable-rate loans decreased. The average rate of return on loans receivable was 6.36% in 2011 and 6.44% in 2010.

The average balance of interest-bearing due from banks decreased to $31,359,000 in 2011 from $54,655,000 in 2010. This consisted primarily of balances held by the Federal Reserve. Although the rates of return on balances with the Federal Reserve are low, the Corporation maintained relatively high levels of liquid assets in 2010 and 2011 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates in the future. Also, in 2010, management maintained a portion of the balance with the Federal Reserve in anticipation of repurchasing the TARP Preferred Stock and Warrant. These repurchases were completed during the third quarter 2010. During the fourth quarter 2011, the Corporation began investing in FDIC-insured certificates of deposit issued by other financial institutions and maturing within five years; these investments averaged $677,000 for 2011 and totaled $3,760,000 at December 31, 2011. The Corporation held no such investments in 2010 or prior periods.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $5,689,000, or 29.6%, to $13,556,000 in 2011 from $19,245,000 in 2010. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 1.38% in 2011 from 1.88% in 2010.

Total average deposits (interest-bearing and noninterest-bearing) increased 3.7%, to $1,001,125,000 in 2011 from $965,615,000 in 2010. This increase came mainly in demand deposits, savings accounts, and interest checking; the increases were partially offset by decreases in the average balance of certificates of deposit and Individual Retirement Accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on deposit accounts decreased significantly in 2011 as compared to 2010.

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

Total average borrowed funds decreased $50,682,000 to $152,110,000 in 2011 from $202,792,000 in 2010. During 2010 and 2011, the Corporation paid off long-term borrowings as they matured using the cash flow received from loans, mortgage-backed securities, and growth in deposit balances. The average rate on borrowed funds was 3.58% in 2011, down from 3.62% in 2010.

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2012	2011	2010	2012/2011	2011/2010

INTEREST INCOME
Available-for-sale securities:
Taxable	$9,334	$11,297	$11,342	$(1,963)	$(45)
Tax-exempt	7,725	7,676	7,157	49	519
Total available-for-sale securities	17,059	18,973	18,499	(1,914)	474
Held-to-maturity securities,
Taxable	0	0	2	0	(2)
Trading securities	0	0	2	0	(2)
Interest-bearing due from banks	114	73	124	41	(51)
Loans held for sale	107	53	74	54	(21)
Loans receivable:
Taxable	40,453	43,178	44,155	(2,725)	(977)
Tax-exempt	2,339	2,234	2,343	105	(109)
Total loans receivable	42,792	45,412	46,498	(2,620)	(1,086)
Total Interest Income	60,072	64,511	65,199	(4,439)	(688)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	206	399	798	(193)	(399)
Money market	354	494	872	(140)	(378)
Savings	108	161	194	(53)	(33)
Certificates of deposit	3,002	3,905	5,060	(903)	(1,155)
Individual Retirement Accounts	1,136	3,150	4,977	(2,014)	(1,827)
Other time deposits	1	3	6	(2)	(3)
Total interest-bearing deposits	4,807	8,112	11,907	(3,305)	(3,795)
Borrowed funds:
Short-term	10	23	177	(13)	(154)
Long-term	4,214	5,421	7,161	(1,207)	(1,740)
Total borrowed funds	4,224	5,444	7,338	(1,220)	(1,894)
Total Interest Expense	9,031	13,556	19,245	(4,525)	(5,689)

Net Interest Income	$51,041	$50,955	$45,954	$86	$5,001

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011 and 2010.
(2)	Fees on loans are included with interest on loans and amounted to $1,427,000 in 2012, $1,312,000 in 2011 and $1,207,000 in 2010.

Table II - Analysis of Average Daily Balances and Rates

(Dollars in Thousands)

	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2012	Return/	12/31/2011	Return/	12/31/2010	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$332,911	2.80%	$333,441	3.39%	$314,462	3.61%
Tax-exempt	131,438	5.88%	128,463	5.98%	113,058	6.33%
Total available-for-sale securities	464,349	3.67%	461,904	4.11%	427,520	4.33%
Held-to-maturity securities,
Taxable	0	0.00%	0	0.00%	38	5.27%
Trading securities	0	0.00%	0	0.00%	29	6.99%
Interest-bearing due from banks	32,337	0.35%	31,359	0.23%	54,655	0.23%
Federal funds sold	0	0.00%	0	0.00%	48	0.00%
Loans held for sale	2,611	4.10%	900	5.89%	1,321	5.60%
Loans receivable:
Taxable	662,751	6.10%	679,357	6.36%	686,199	6.43%
Tax-exempt	37,490	6.24%	35,064	6.37%	35,798	6.55%
Total loans receivable	700,241	6.11%	714,421	6.36%	721,997	6.44%
Total Earning Assets	1,199,538	5.01%	1,208,584	5.34%	1,205,608	5.41%
Cash	17,408		17,762		17,505
Unrealized gain/loss on securities	18,444		7,105		2,555
Allowance for loan losses	(7,688)		(8,688)		(8,552)
Bank premises and equipment	18,956		21,381		23,522
Intangible Asset - Core Deposit Intangible	176		272		417
Intangible Asset - Goodwill	11,942		11,942		11,942
Other assets	46,387		55,087		73,148
Total Assets	$1,305,163		$1,313,445		$1,326,145

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$163,840	0.13%	$162,583	0.25%	$147,494	0.54%
Money market	208,814	0.17%	206,612	0.24%	203,191	0.43%
Savings	108,218	0.10%	97,099	0.17%	78,012	0.25%
Certificates of deposit	194,175	1.55%	205,231	1.90%	225,542	2.24%
Individual Retirement Accounts	142,315	0.80%	154,688	2.04%	162,754	3.06%
Other time deposits	1,191	0.08%	1,231	0.24%	1,242	0.48%
Total interest-bearing deposits	818,553	0.59%	827,444	0.98%	818,235	1.46%
Borrowed funds:
Short-term	6,831	0.15%	17,216	0.13%	27,563	0.64%
Long-term	105,220	4.00%	134,894	4.02%	175,229	4.09%
Total borrowed funds	112,051	3.77%	152,110	3.58%	202,792	3.62%
Total Interest-bearing Liabilities	930,604	0.97%	979,554	1.38%	1,021,027	1.88%
Demand deposits	189,916		173,681		147,380
Other liabilities	8,821		7,492		7,605
Total Liabilities	1,129,341		1,160,727		1,176,012
Stockholders' equity, excluding other comprehensive income/loss	164,316		148,324		148,735
Other comprehensive income/loss	11,506		4,394		1,398
Total Stockholders' Equity	175,822		152,718		150,133
Total Liabilities and Stockholders' Equity	$1,305,163		$1,313,445		$1,326,145
Interest Rate Spread		4.04%		3.96%		3.53%
Net Interest Income/Earning Assets		4.26%		4.22%		3.81%

Total Deposits (Interest-bearing and Demand)	$1,008,469		$1,001,125		$965,615

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011 and 2010.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III - ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	Year Ended 12/31/12 vs. 12/31/11			Year Ended 12/31/11 vs. 12/31/10
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$(18)	$(1,945)	$(1,963)	$664	$(709)	$(45)
Tax-exempt	176	(127)	49	936	(417)	519
Total available-for-sale securities	158	(2,072)	(1,914)	1,600	(1,126)	474
Held-to-maturity securities,
Taxable	0	0	0	(1)	(1)	(2)
Trading securities	0	0	0	(1)	(1)	(2)
Interest-bearing due from banks	2	39	41	(54)	3	(51)
Loans held for sale	74	(20)	54	(25)	4	(21)
Loans receivable:
Taxable	(1,039)	(1,686)	(2,725)	(440)	(537)	(977)
Tax-exempt	152	(47)	105	(48)	(61)	(109)
Total loans receivable	(887)	(1,733)	(2,620)	(488)	(598)	(1,086)
Total Interest Income	(653)	(3,786)	(4,439)	1,031	(1,719)	(688)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	3	(196)	(193)	75	(474)	(399)
Money market	5	(145)	(140)	15	(393)	(378)
Savings	16	(69)	(53)	41	(74)	(33)
Certificates of deposit	(201)	(702)	(903)	(430)	(725)	(1,155)
Individual Retirement Accounts	(234)	(1,780)	(2,014)	(236)	(1,591)	(1,827)
Other time deposits	0	(2)	(2)	0	(3)	(3)
Total interest-bearing deposits	(411)	(2,894)	(3,305)	(535)	(3,260)	(3,795)
Borrowed funds:
Short-term	(15)	2	(13)	(49)	(105)	(154)
Long-term	(1,188)	(19)	(1,207)	(1,623)	(117)	(1,740)
Total borrowed funds	(1,203)	(17)	(1,220)	(1,672)	(222)	(1,894)
Total Interest Expense	(1,614)	(2,911)	(4,525)	(2,207)	(3,482)	(5,689)

Net Interest Income	$961	$(875)	$86	$3,238	$1,763	$5,001

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2012 and 34% in 2011 and 2010.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

Excluding interest income (including accretion) and the average balance of this security from the calculations used to determine Tables I, II and III, the interest rate spread and interest margin (fully taxable equivalent net interest income divided by average total earning assets) would be as follows:

	Year Ended December 31,
	2012	2011	2010
Interest rate spread:
Actual from Table II	4.04%	3.96%	3.53%
Excluding Carolina First security	3.97%	3.89%	3.51%

Interest margin:
Actual from Table II	4.26%	4.22%	3.81%
Excluding Carolina First security	4.18%	4.14%	3.80%

NONINTEREST INCOME

Years Ended December 31, 2012, 2011 and 2010

The table below presents a comparison of noninterest income and excludes realized gains on available for sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NONINTEREST INCOME
(In Thousands)			$	%
	2012	2011	Change	Change
Service charges on deposit accounts	$5,036	$4,773	$263	5.5
Service charges and fees	929	849	80	9.4
Trust and financial management revenue	3,847	3,472	375	10.8
Brokerage revenue	801	640	161	25.2
Insurance commissions, fees and premiums	221	257	(36)	(14.0)
Interchange revenue from debit card transactions	1,938	1,922	16	0.8
Net gains from sales of loans	1,925	1,107	818	73.9
Increase in cash surrender value of life insurance	455	509	(54)	(10.6)
Net (loss) gain from other real estate	(66)	41	(107)	(261.0)
Net gain from premises and equipment	270	324	(54)	(16.7)
Impairment loss on limited partnership investment	0	(948)	948	(100.0)
Other operating income	961	992	(31)	(3.1)
Total other operating income before realized gains on available-for-sale securities, net	$16,317	$13,938	$2,379	17.1

			$	%
	2011	2010	Change	Change
Service charges on deposit accounts	$4,773	$4,579	$194	4.2
Service charges and fees	849	858	(9)	(1.0)
Trust and financial management revenue	3,472	3,475	(3)	(0.1)
Brokerage revenue	640	465	175	37.6
Insurance commissions, fees and premiums	257	248	9	3.6
Interchange revenue from debit card transactions	1,922	1,678	244	14.5
Net gains from sales of loans	1,107	761	346	45.5
Increase in cash surrender value of life insurance	509	466	43	9.2
Net gain from other real estate	41	108	(67)	(62.0)
Net gain from premises and equipment	324	445	(121)	(27.2)
Impairment loss on limited partnership investment	(948)	0	(948)
Other operating income	992	755	237	31.4
Total other operating income before realized gains on available-for-sale securities, net	$13,938	$13,838	$100	0.7

Total noninterest income, excluding realized gains on available-for-sale securities, increased $2,379,000 or 17.1% in 2012 compared to 2011. In 2011, total noninterest income increased $100,000 (0.7%) from 2010. Total noninterest income in 2011 included an impairment loss of $948,000 related to an investment in a real estate limited partnership (discussed in more detail below). Excluding the 2011 impairment loss on the limited partnership investment and gains from available-for-sale securities, noninterest income increased $1,431,000 (9.6%) in 2012 over 2011, and $1,048,000 (7.6%) in 2011 over 2010. Items of significance related to noninterest income are as follows:

2012 vs. 2011

•	In 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated cash flows to be derived from the limited partnership’s activities would not be sufficient to provide a return on the Corporation’s limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in 2011. In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership with a balance of $1,021,000 at December 31, 2012 and $1,036,000 at December 31, 2011. The loan was scheduled to mature with a balloon payment of approximately $1,022,000 plus interest due in December 2012; however, the maturity date was extended to June 2013 to permit additional time for sale of the underlying real estate collateral. Based on management’s estimate of the value of the underlying collateral, the Corporation has no allowance for loan losses associated with the loan to the limited partnership at December 31, 2012.

•	Net gains from sales of loans increased $818,000. Starting in late 2009, the Corporation began to sell a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The increase in revenue from sales in 2012 reflects the impact of significant refinancing activity, as market interest rates have continued to fall throughout most of the time frame since the Corporation began to offer the program.

•	Trust and financial management revenue increased $375,000, or 10.8%. Trust revenue from employee benefit and retirement services was $129,000 higher in 2012 as compared to 2011. The increase in trust revenue in 2012 reflects the impact of new business obtained as well as higher valuations of U.S. equities and fixed income securities throughout most of the period. Assets under management by the Corporation’s Trust and financial management group totaled $707,912,000 at December 31, 2012, an increase of 11.5% over the total one year earlier.

•	Service charges on deposit accounts increased $263,000, or 5.5%, reflecting changes in prices and terms for some types of fees effective at the beginning of 2012. Net revenues from consumer overdraft privilege services totaled approximately 66% of the total revenues in this category in 2012, down from approximately 74% in 2011.

•	Brokerage revenue increased $161,000, or 25.2%, reflecting increased sales of annuities used by customers as investment vehicles in retirement.

•	The net gain from premises and equipment of $270,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012. In 2011, the Corporation realized net gains from sales of premises and equipment totaling $324,000, including a gain of $329,000 from sale of the Court Street, Williamsport, PA location. The Corporation has entered into a leasing arrangement to continue to utilize a portion of the facility. The leaseback is for use of approximately 18% of the total building space, for a period of two years with monthly rent of approximately $8,000 per month, plus allocable utilities, property taxes and other building-related expenses identified in the lease. The lease provides the Corporation with an option to renew for an additional two years, for monthly rent of approximately $9,000 per month, plus allocable building-related expenses. The Corporation’s continuing interest in the property is limited to its role as lessee, and the Corporation did not provide financing to the buyer. The Corporation has accounted for the leaseback as an operating lease.

2011 vs. 2010

•	Net gains from the sale of loans totaled $1,107,000 in 2011, an increase of $346,000 (45.5%) over 2010, reflecting the Corporation’s increased originations and sales of residential mortgages as described in the “2012 vs. 2011” analysis above. Similar to 2012, the increasing volume of mortgage loans sold in 2011 reflected the impact of significant refinancing activity as a result of falling market interest rates on mortgages.

•	Interchange revenue from debit card transactions of $1,922,000 in 2011 was $244,000, or 14.5%, higher than in 2010. The increased level of interchange fees reflects customers’ higher volume of debit card transactions.

•	Other operating income of $992,000 in 2011 was $237,000 higher than in 2010. In 2011, this category included income of $150,000 from a limited liability equity investment in an entity performing title insurance services throughout Pennsylvania. Comparatively, the Corporation recognized $20,000 of income from investment in this entity in 2010. The Corporation also experienced increases in revenues from check sales (up $41,000) and merchant services (up $30,000) in 2011 as compared to 2010.

•	Service charges on deposit accounts increased $194,000 or 4.2% in 2011 compared to 2010 mainly due to fee pricing changes for certain services effective at the beginning of 2011. Net revenues from consumer overdraft privilege services totaled approximately 74% of the total revenues in this category in 2011 as compared to 75% in 2010.

•	Brokerage revenue of $640,000 in 2011 was $175,000 higher than in 2010. The increase in brokerage revenue includes the effects of sales of annuities to customers who had previously held variable-rate Individual Retirement Accounts (deposits) with the Corporation. Changes in variable-rate Individual Retirement Account deposits are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis.

•	As described above, in 2011 the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership.

•	As described above, in 2011 the Corporation realized net gains from sales of premises and equipment totaling $324,000, including a gain of $329,000 from sale of the Court Street, Williamsport, PA location. In 2010, net gains from sales of premises and equipment totaled $445,000, including a gain of $448,000 from the sale of a parcel adjacent to the Court Street, Williamsport location.

NONINTEREST EXPENSE

Years Ended December 31, 2012, 2011 and 2010

As shown in Table V below, total noninterest expense increased $3,124,000 in 2012 as compared to 2011. As discussed in the Earnings Overview section of Management’s Discussion and Analysis, in 2012, the Corporation incurred losses totaling $2,333,000 from prepayment of borrowings (repurchase agreements) with an average interest rate of 3.93%. Excluding losses from prepayment of debt, total noninterest expense was $791,000 (2.5%) higher in 2012 as compared to 2011. In 2011 total noninterest expense increased $567,000 or 1.8% over 2011. Changes of significance (other than the previously discussed loss on prepayment of debt) are discussed in the narrative that follows.

TABLE V - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)
			$	%
	2012	2011	Change	Change
Salaries and wages	$14,370	$13,866	$504	3.6
Pensions and other employee benefits	4,497	4,407	90	2.0
Occupancy expense, net	2,476	2,638	(162)	(6.1)
Furniture and equipment expense	1,887	1,932	(45)	(2.3)
FDIC Assessments	633	832	(199)	(23.9)
Pennsylvania shares tax	1,312	1,306	6	0.5
Loss on prepayment of debt	2,333	0	2,333
Other operating expense	7,673	7,076	597	8.4
Total Other Expense	$35,181	$32,057	$3,124	9.7

			$	%
	2011	2010	Change	Change
Salaries and wages	$13,866	$13,063	$803	6.1
Pensions and other employee benefits	4,407	3,840	567	14.8
Occupancy expense, net	2,638	2,645	(7)	(0.3)
Furniture and equipment expense	1,932	2,103	(171)	(8.1)
FDIC Assessments	832	1,450	(618)	(42.6)
Pennsylvania shares tax	1,306	1,222	84	6.9
Other operating expense	7,076	7,167	(91)	(1.3)
Total Other Expense	$32,057	$31,490	$567	1.8

2012 vs. 2011

Salaries and wages increased $504,000, or 3.6%, mainly as a result of merit-based salary increases. The number of full-time equivalent employees was 292 at December 31, 2012, up slightly from 290 at December 31, 2011. The increase in this category in 2012 also included an increase in stock-based compensation for employees (excluding non-employee Directors) of $98,000.

Occupancy expense decreased $162,000, or 6.1%. Within this category, snow removal and related expenses were $52,000 lower in 2012, reflecting the milder winter weather throughout the Corporation’s market area. Depreciation expense was $118,000 lower in 2012, mainly due to the impact of the sale of the Court Street, Williamsport property in the third quarter 2011. In connection with the sale, the Corporation entered into a lease arrangement to continue to use a portion of the building. The lease is accounted for as an operating lease. Management estimates that total building-related expenses (including the effects of lower depreciation referred to above) for this location were $122,000 lower in 2012 than in 2011.

FDIC Assessments decreased $199,000, or 23.9%. Effective April 1, 2011, the FDIC’s method of determining assessments to banks changed, with the new methodology resulting in higher assessments to larger, more complex or higher-risk institutions, and smaller assessments to many community and small regional banks. The Corporation’s estimated first quarter 2012 FDIC assessment was substantially lower than the first quarter 2011 amount, reflecting the new methodology. The favorable decline also reflects rate changes attributed to improvements in the Corporation’s risk profile based on financial ratios.

Other operating expense increased $597,000, or 8.4%. This category includes many different types of expenses, with the most significant differences in amounts between 2012 and 2011 as follows:

•	Software-related subscriptions and updates, mainly related to lending-related activities, up $186,000, or 26.5%
•	Fees paid related to interchange and ATM processing, up $110,000 or 10.8%
•	Expense related to a change in third-party merchant processing in 2012 of $110,000, with no corresponding expense in 2011
•	Attorney fees, mainly from lending-related collection matters, up $100,000, or 47.2%
•	Expenses associated with other real estate properties, up $78,000, or 92.2%

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

INCOME TAXES

The effective income tax rate was approximately 27% of pre-tax income in 2012 and 2011, and 23% in 2010. For 2012 and 2011, the Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income. In 2010, in addition to the effects of tax-exempt interest income, the Corporation’s lower effective tax rate included the benefit of a reduction in expense of $373,000 from the elimination of a valuation reserve related to deferred tax assets that had been established in the preceding year.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2012, the net deferred tax asset was $1,725,000, down from the balance at December 31, 2011 of $6,173,000. The main reasons for the decrease in net deferred tax asset included: (1) reduction in deferred tax asset related to realized losses on securities to $1,254,000 at December 31, 2012 from $3,175,000 at December 31, 2011; (2) reduction in deferred tax asset related to the credit for alternative minimum tax (AMT) paid in prior periods, which decreased to $3,609,000 at December 31, 2012 from $4,569,000 at December 31, 2011; (3) reduction in deferred tax asset related to general business credit carryforwards, which fell to $0 at December 31, 2012 from $831,000 at December 31, 2011; and (4) increase in deferred tax liability associated with unrealized gains on available-for-sale securities to $6,228,000 at December 31, 2012 from $5,559,000 at December 31, 2011. The reduction in deferred tax asset from realized losses on securities resulted from the 2012 sale of a pooled trust-preferred security for which OTTI had been recorded for financial reporting purposes in previous years. The reduction in deferred tax assets for general business credit carryforwards and the credit for AMT resulted from the estimated excess of the Corporation’s regular tax liability over the AMT liability in 2012, as results indicate the credits would be fully utilized and a portion of the credit for prior years’ AMT paid would be realized.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at December 31, 2012 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 14 to the consolidated financial statements.

SECURITIES

Table VI shows the composition of the investment portfolio at December 31, 2012, 2011 and 2010. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects an increase of $19,334,000 to $465,335,000 at December 31, 2011 from December 31, 2010. This change was followed by a decrease of $10,554,000 to $454,781,000 at December 31, 2012. In both 2011 and 2012, the Corporation increased its holdings of municipal bonds and agency collateralized mortgage obligations. The increases were partially offset by decreases in the balances of U.S. Government agency securities, mortgage-backed securities, and trust preferred securities as management reinvested cash flows from these securities in other types of investments. Changes in the investment portfolio are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis. As discussed in more detail in Note 7 to the financial statements, in 2012 the Corporation reported net realized gains from available-for-sale securities of $2,682,000, including a realized pretax gain of $1,754,000 on the sale of a pooled trust preferred security in the third quarter 2012. Management has reviewed the Corporation’s holdings as of December 31, 2012 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2013.

TABLE VI - INVESTMENT SECURITIES

			As of December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$30,695	$31,217	$24,877	$25,587	$44,005	$44,247
Obligations of states and political subdivisions:
Tax-exempt	130,168	137,020	129,401	132,962	127,210	119,874
Taxable	24,426	24,817	14,004	14,334	7,808	7,668
Mortgage-backed securities	76,368	80,196	116,602	121,769	113,176	118,386
Collateralized mortgage obligations,
Issued by U.S. Government agencies	179,770	183,510	161,818	165,131	131,040	130,826
Corporate bonds	0	0	0	0	1,000	1,027
Trust preferred securities issued by individual institutions	5,167	5,171	7,334	8,146	6,535	7,838
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	1,615	1,613	4,996	4,638	9,957	7,400
Pooled trust preferred securities - mezzanine tranches	0	0	0	730	0	0
Other collateralized debt obligations	660	660	660	660	681	681
Total debt securities	448,869	464,204	459,692	473,957	441,412	437,947
Marketable equity securities	5,912	8,373	5,643	7,728	4,589	6,009
Total	$454,781	$472,577	$465,335	$481,685	$446,001	$443,956

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2012. Yields on tax-exempt securities are presented on a nominal basis, that is, the yields are not presented on a fully taxable-equivalent basis. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$2,038	1.89%	$18,602	1.89%	$10,055	1.23%	$0	0.00%	$30,695	1.67%
Obligations of states and political subdivisions:
Tax-exempt	9,045	3.92%	19,184	2.02%	31,850	2.79%	70,089	4.91%	130,168	3.90%
Taxable	2,013	1.42%	13,800	2.18%	8,613	2.03%	0	0.00%	24,426	2.06%
Trust preferred securities issued by individual institutions	0	0.00%	0	0.00%	0	0.00%	5,167	8.94%	5,167	8.94%
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0.00%	0	0.00%	0	0.00%	1,615	7.84%	1,615	7.84%
Other collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	660	0.00%	660	0.00%
Subtotal	$13,096	3.22%	$51,586	2.02%	$50,518	2.35%	$77,531	5.20%	$192,731	3.47%
Mortgage-backed securities									76,368	3.13%
Collateralized mortgage obligations,
Issued by U.S. Government agencies									179,770	1.84%
Total									$448,869	2.76%

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

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. The discussion provides useful information regarding changes in the Corporation’s balance sheet over the 3-year period ended December 31, 2012, including discussions related to available-for-sale securities, loans, deposits and borrowings. Other significant balance sheet items - the allowance for loan losses and stockholders’ equity - are discussed in separate sections of Management’s Discussion and Analysis.

The total of loans outstanding (without consideration of the allowance for loan losses) at December 31, 2012 reflects a total decrease of $59,634,000 (8%) from the balance at December 31, 2008 to the total outstanding of $683,910,000 at December 31, 2012. Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates. Since the end of 2008, the Corporation experienced a net decrease in total loans outstanding under the residential mortgage segment ($42,898,000) with more residential mortgage originations than in previous years sold into the secondary market. In September 2009, the Corporation initiated participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago for the sale of mortgage loans to the secondary market. At December 31, 2012, the outstanding balance of residential mortgage loans originated by the Corporation, and sold with servicing retained was $100,631,000. Also, in the last four years, consumer loans have steadily decreased ($15,463,000) to the December 31, 2012 balance of $11,269,000. Total commercial segment loans outstanding decreased $1,273,000 at December 31, 2012 as compared to December 31, 2008, including a reduction of $7,381,000 at December 31, 2012 from year-end 2011.

Table VIII presents loan maturity data as of October 31, 2012 (the last date in 2012 for which the Corporation ran the interest rate simulation model used to generate the loan maturity information included in Table VIII). The interest rate simulation model classifies certain loans under different categories than they appear in Table VII. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 40% of the loan portfolio. Of the 60% of the portfolio made up of variable-rate loans, a significant portion (35%) will re-price after more than one year. Variable-rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

Total future capital purchases in 2013 are estimated at approximately $1.7 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2013.

TABLE VII - FIVE-YEAR SUMMARY OF LOANS BY TYPE

(In Thousands)
	2012	%	2011	%	2010	%	2009	%	2008	%
Residential mortgage:
Residential mortgage loans - first liens	$311,627	45.6	$331,015	46.7	$333,012	45.6	$340,268	47.2	$353,909	47.6
Residential mortgage loans - junior liens	26,748	3.9	28,851	4.1	31,590	4.3	35,734	5.0	40,657	5.5
Home equity lines of credit	33,017	4.8	30,037	4.2	26,853	3.7	23,577	3.3	21,304	2.9
1-4 Family residential construction	12,842	1.9	9,959	1.4	14,379	2.0	11,452	1.6	11,262	1.5
Total residential mortgage	384,234	56.2	399,862	56.5	405,834	55.6	411,031	57.0	427,132	57.4
Commercial:
Commercial loans secured by real estate	158,413	23.2	156,388	22.1	167,094	22.9	163,483	22.7	165,979	22.3
Commercial and industrial	48,442	7.1	57,191	8.1	59,005	8.1	49,753	6.9	48,295	6.5
Political subdivisions	31,789	4.6	37,620	5.3	36,480	5.0	37,598	5.2	38,790	5.2
Commercial construction and land	28,200	4.1	23,518	3.3	24,004	3.3	15,264	2.1	13,730	1.8
Loans secured by farmland	11,403	1.7	10,949	1.5	11,353	1.6	11,856	1.6	9,140	1.2
Multi-family (5 or more) residential	6,745	1.0	6,583	0.9	7,781	1.1	8,338	1.2	8,367	1.1
Agricultural loans	3,053	0.4	2,987	0.4	3,472	0.5	3,848	0.5	4,495	0.6
Other commercial loans	362	0.1	552	0.1	392	0.1	638	0.1	884	0.1
Total commercial	288,407	42.2	295,788	41.8	309,581	42.4	290,778	40.3	289,680	39.0
Consumer	11,269	1.6	12,665	1.8	14,996	2.1	19,202	2.7	26,732	3.6
Total	683,910	100.0	708,315	100.0	730,411	100.0	721,011	100.0	743,544	100.0
Less: allowance for loan losses	(6,857)		(7,705)		(9,107)		(8,265)		(7,857)
Loans, net	$677,053		$700,610		$721,304		$712,746		$735,687

TABLE VIII – LOAN MATURITY DISTRIBUTION

(In Thousands)	As of October 31, 2012
	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$8,817	$15,677	$197,788	$222,282	$112,204	$221,503	$7,075	$340,782
Commercial	22,931	12,255	12,806	47,992	58,307	14,553	996	73,856
Consumer	2,630	5,911	3,441	11,982	126	21	0	147
Total	$34,378	$33,843	$214,035	$282,256	$170,637	$236,077	$8,071	$414,785

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

The allowance for loan losses of $6,857,000 at December 31, 2012 was down from $7,705,000 at December 31, 2011. As presented in Table X, the specific component of the allowance on impaired loans decreased to $623,000 at December 31, 2012 from $1,126,000 at December 31, 2011. The decrease in the allowance on impaired loans at December 31, 2012 as compared to December 31, 2011 included a reduction of $296,000 related to one commercial relationship. In 2012, charge-offs totaling $760,000 (all in the fourth quarter) were recorded related to this commercial relationship for which specific allowances totaling $380,000 had been established at December 31, 2011. After the impact of these charge-offs and re-evaluation of the allowances required, the Corporation had loans outstanding totaling $2,448,000 with a specific allowance of $84,000 at December 31, 2012 related to this commercial borrower.

Table X also shows that the collectively determined components of the allowance fell by a total of $345,000 as of December 31, 2012 compared to December 31, 2011, mainly because of the decrease in the balance of outstanding loans. In addition to the effect of the decrease in outstanding loans, the collectively determined allowance for the commercial segment was impacted by a lower net charge-off percentage used to determine a portion of the collectively determined allowance in 2012 as compared to 2011. (The Corporation used net charge-offs as a percentage of average outstanding loans for the previous three calendar years to estimate a portion of the collectively determined allowance at both December 31, 2012 and December 31, 2011.) The net charge-off percentages did not change significantly for the residential mortgage and consumer segments, and the qualitative factors used in determining the collectively evaluated components of the allowance did not change significantly for any of the segments, at December 31, 2012 as compared to December 31, 2011.

Table IX shows a provision for loan losses of $288,000 in 2012, in comparison to a credit for loan losses of $285,000 in 2011. As shown in Table XII, the average provision for loan losses for the five-year period ended December 31, 2012 was $557,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above. In 2012, the Corporation’s provision for loan losses included a net provision of $464,000 related to the commercial relationship referred to above for which charge-offs totaling $760,000 were recorded. Also in 2012, the provision was reduced as a result of the reduction in the collectively determined components of the allowance, mainly due to the reduction in outstanding loans, as described above. In 2011, the credit for loan losses reflected a reduction in the collectively determined portion of the allowance, mainly due to a reduction in outstanding loans. Note 8 to the consolidated financial statements includes a summary of the provision (credit) for loan losses and activity in the allowance for loan losses, by segment and class, for 2012 and 2011.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). At December 31, 2012, total impaired loans were $7,429,000, down from $7,864,000 at December 31, 2011. Nonaccrual loans totaled $7,353,000 at December 31, 2012, up from $7,197,000 at December 31, 2011, and total loans past due 90 days or more and still in accrual status increased to $2,311,000 at December 31, 2012 from $1,267,000 at December 31, 2011. Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated. Over the period 2008-2012, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2012. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	Years Ended December 31,
	2012	2011	2010	2009	2008
Balance, beginning of year	$7,705	$9,107	$8,265	$7,857	$8,859
Charge-offs:
Residential mortgage	(552)	(100)	(340)	(146)	(173)
Commercial	(498)	(1,189)	(91)	(39)	(1,607)
Consumer	(171)	(157)	(188)	(293)	(259)
Total charge-offs	(1,221)	(1,446)	(619)	(478)	(2,039)
Recoveries:
Residential mortgage	18	3	55	8	19
Commercial	8	255	113	77	22
Consumer	59	71	102	121	87
Total recoveries	85	329	270	206	128
Net charge-offs	(1,136)	(1,117)	(349)	(272)	(1,911)
Provision (credit) for loan losses	288	(285)	1,191	680	909
Balance, end of period	$6,857	$7,705	$9,107	$8,265	$7,857

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	As of December 31,
	2012	2011	2010	2009	2008
ASC 310 - Impaired loans	$623	$1,126	$2,288	$1,126	$456
ASC 450 - Collective segments:
Commercial	2,594	2,811	3,047	2,677	2,654
Residential mortgage	3,011	3,130	3,227	3,859	3,920
Consumer	188	204	232	281	399
Unallocated	441	434	313	322	428
Total Allowance	$6,857	$7,705	$9,107	$8,265	$7,857

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of December 31,
	2012	2011	2010	2009	2008
Impaired loans with a valuation allowance	$2,710	$3,433	$5,457	$2,690	$2,230
Impaired loans without a valuation allowance	4,719	4,431	3,191	3,257	3,435
Total impaired loans	$7,429	$7,864	$8,648	$5,947	$5,665

Total loans past due 30-89 days and still accruing	$7,756	$7,898	$7,125	$9,445	$9,875

Nonperforming assets:
Total nonaccrual loans	$7,353	$7,197	$10,809	$9,092	$7,200
Total loans past due 90 days or more and still accruing	2,311	1,267	727	31	1,305
Total nonperforming loans	9,664	8,464	11,536	9,123	8,505
Foreclosed assets held for sale (real estate)	879	1,235	537	873	298
Total nonperforming assets	$10,543	$9,699	$12,073	$9,996	$8,803

Loans subject to troubled debt restructurings (TDRs):
Performing	$906	$1,064	$645	$326	$0
Nonperforming	1,155	2,413	0	0	0
Total TDRs	$2,061	$3,477	$645	$326	$0

Total nonperforming loans as a % of loans	1.41%	1.19%	1.58%	1.27%	1.14%
Total nonperforming assets as a % of assets	0.82%	0.73%	0.92%	0.76%	0.69%
Allowance for loan losses as a % of total loans	1.00%	1.09%	1.25%	1.15%	1.06%
Allowance for loan losses as a % of nonperforming loans	70.95%	91.03%	78.94%	90.60%	92.38%

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES (In Thousands)

	2012	2011	2010	2009	2008	Average
Average gross loans	$700,241	$714,421	$721,997	$728,748	$743,741	$721,830
Year-end gross loans	683,910	708,315	730,411	721,011	743,544	717,438
Year-end allowance for loan losses	6,857	7,705	9,107	8,265	7,857	7,958
Year-end nonaccrual loans	7,353	7,197	10,809	9,092	7,200	8,330
Year-end loans 90 days or more past due and still accruing	2,311	1,267	727	31	1,305	1,128
Net charge-offs	1,136	1,117	349	272	1,911	957
Provision (credit) for loan losses	288	(285)	1,191	680	909	557
Earnings coverage of charge-offs	20	21	55	(145)	5	7
Allowance coverage of charge-offs	6	7	26	30	4	8
Net charge-offs as a % of provision (credit) for loan losses	394.44%	-391.93%	29.30%	40.00%	210.23%	171.81%
Net charge-offs as a % of average gross loans	0.16%	0.16%	0.05%	0.04%	0.26%	0.13%

Net income (loss)	22,705	23,368	19,055	(39,335)	10,059	7,170

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2012 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS

(In Thousands)

	1 Year	1-3	3-5	Over 5
	or Less	Years	Years	Years	Total
Time deposits	$197,014	$91,314	$24,091	$0	$312,419
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	3,211	0	10,223	2,378	15,812
Repurchase agreements	0	0	68,000	0	68,000
Total	$200,225	$91,314	$102,314	$2,378	$396,231

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $693,687,000 at December 31, 2012. The Corporation also has obligations related to overnight customer repurchase agreements with principal balances of $5,567,000 at December 31, 2012.

The Corporation’s operating lease commitments at December 31, 2012 are immaterial. The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2012, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $33,660,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $28,432,000 at December 31, 2012.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2012 and 2011 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2012	2011	2012	2011
Federal Home Loan Bank of Pittsburgh	$17,809	$40,363	$328,023	$292,304	$345,832	$332,667
Federal Reserve Bank Discount Window	0	0	27,367	27,438	27,367	27,438
Other correspondent banks	0	0	45,000	25,000	45,000	25,000
Total credit facilities	$17,809	$40,363	$400,390	$344,742	$418,199	$385,105

At December 31, 2012, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $15,812,000 as well as a letter of credit in the amount of $1,997,000. At December 31, 2011, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings; no letters of credit were outstanding. Additional information regarding borrowed funds is included in Note 12 of the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets, and uses “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At December 31, 2012, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $218,190,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2012 and 2011, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, the Corporation, and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in “Accumulated Other Comprehensive Income (Loss)” within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains or losses on available-for-sale securities, net of deferred income tax, amounted to $11,568,000 at December 31, 2012 and $10,791,000 at December 31, 2011. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2012.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to underfunded defined benefit plans, net of deferred income tax, was ($565,000) at December 31, 2012 and ($631,000) at December 31, 2011.

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. Accordingly, the Corporation has included Statements of Comprehensive Income in the consolidated financial statements for 2012, 2011 and 2010.

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

Comprehensive Income totaled $23,548,000 in 2012 as compared to $35,129,000 in 2011 and $18,345,000 in 2010. In 2012, Comprehensive Income included: (1) Net Income of $22,705,000 in 2012, which was $663,000 lower than in 2011 and $3,650,000 higher than in 2010; (2) Other Comprehensive Income from unrealized gains on available-for-sale securities, net of deferred income tax, of $777,000 in 2012 as compared to $12,142,000 in 2011 and an Other Comprehensive Loss from net unrealized losses of $829,000 in 2010; and (3) Other Comprehensive Income from defined benefit plans of $66,000 in 2012 as compared to an Other Comprehensive Loss of $381,000 in 2011 and Other Comprehensive Income of $119,000 in 2011.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through 2012. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Further, the Federal Reserve announced that it expects to continue exceptionally accommodative monetary policies with a general target of maintaining accommodative policy until the U.S. unemployment rate hits a sustainable level of 6.5% or less.

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

Table XIV, which follows this discussion, is based on the results of calculations performed using the simulation model as of October 31, 2012 and 2011. The table shows that as of October 31, 2012 and 2011, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XIV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

October 31, 2012 Data
(In Thousands)	Period Ending October 31, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$60,813	$26,050	$34,763	-18.9%	25.0%
+300	58,329	20,789	37,540	-12.4%	20.0%
+200	55,398	16,004	39,394	-8.1%	15.0%
+100	52,592	11,338	41,254	-3.7%	10.0%
0	49,534	6,673	42,861	0.0%	0.0%
-100	46,881	6,236	40,645	-5.2%	10.0%
-200	46,178	6,233	39,945	-6.8%	15.0%
-300	45,925	6,233	39,692	-7.4%	20.0%
-400	45,800	6,233	39,567	-7.7%	25.0%

Market Value of Portfolio Equity at October 31, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$165,826	-21.7%	50.0%
+300	179,904	-15.1%	45.0%
+200	193,117	-8.8%	35.0%
+100	204,290	-3.6%	25.0%
0	211,846	0.0%	0.0%
-100	207,561	-2.0%	25.0%
-200	230,184	8.7%	35.0%
-300	268,229	26.6%	45.0%
-400	309,611	46.1%	50.0%

October 31, 2011 Data
(In Thousands)	Period Ending October 31, 2012

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$66,369	$29,617	$36,752	-18.0%	25.0%
+300	63,690	24,535	39,155	-12.6%	20.0%
+200	60,927	19,806	41,121	-8.2%	15.0%
+100	58,095	15,076	43,019	-4.0%	10.0%
0	55,164	10,346	44,818	0.0%	0.0%
-100	51,929	8,720	43,209	-3.6%	10.0%
-200	50,441	8,680	41,761	-6.8%	15.0%
-300	49,961	8,680	41,281	-7.9%	20.0%
-400	49,828	8,680	41,148	-8.2%	25.0%

Market Value of Portfolio Equity at October 31, 2011

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$153,307	-23.2%	50.0%
+300	165,701	-17.0%	45.0%
+200	178,261	-10.7%	35.0%
+100	189,315	-5.2%	25.0%
0	199,726	0.0%	0.0%
-100	197,329	-1.2%	25.0%
-200	211,794	6.0%	35.0%
-300	238,309	19.3%	45.0%
-400	278,876	39.6%	50.0%

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 7 of the consolidated financial statements, the Corporation recognized an impairment loss in earnings related to a bank stock of $67,000 in 2012. The Corporation recognized no OTTI losses related to bank stocks in 2011.

Equity securities held as of December 31, 2012 and 2011 are presented in Table XV. Table XV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2012.

TABLE XV - EQUITY SECURITIES RISK
(In Thousands)

	Dec. 31,	Dec. 31,
	2012	2011
Cost	$5,912	$5,643
Fair Value	8,373	7,728
Hypothetical 10% Decline In Market Value	(837)	(773)
Hypothetical 20% Decline In Market Value	(1,675)	(1,546)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)	December 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks:
Noninterest-bearing	$21,356	$17,618
Interest-bearing	38,480	42,957
Total cash and due from banks	59,836	60,575
Available-for-sale securities, at fair value	472,577	481,685
Loans held for sale	2,545	939

Loans receivable	683,910	708,315
Allowance for loan losses	(6,857)	(7,705)
Loans, net	677,053	700,610
Bank-owned life insurance	21,344	20,889
Accrued interest receivable	4,281	4,797
Bank premises and equipment, net	18,707	19,028
Foreclosed assets held for sale	879	1,235
Deferred tax asset, net	1,725	6,173
Intangible asset - Core deposit intangibles	138	212
Intangible asset - Goodwill	11,942	11,942
Other assets	15,880	15,650
TOTAL ASSETS	$1,286,907	$1,323,735

LIABILITIES
Deposits:
Noninterest-bearing	$189,941	$193,595
Interest-bearing	816,165	824,611
Total deposits	1,006,106	1,018,206
Short-term borrowings	5,567	4,950
Long-term borrowings	83,812	125,363
Accrued interest and other liabilities	8,636	7,831
TOTAL LIABILITIES	1,104,121	1,156,350

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at December 31, 2012 and December 31, 2011	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2012 and 2011; issued 12,525,411 at December 31, 2012 and 12,460,920 at December 31, 2011	12,525	12,461
Paid-in capital	68,622	67,568
Retained earnings	94,839	82,302
Treasury stock, at cost; 251,376 shares at December 31, 2012 and 305,391 shares at December 31, 2011	(4,203)	(5,106)
Sub-total	171,783	157,225
Accumulated other comprehensive income:
Unrealized gains on available-for-sale securities	11,568	10,791
Defined benefit plans	(565)	(631)
Total accumulated other comprehensive income	11,003	10,160
TOTAL STOCKHOLDERS' EQUITY	182,786	167,385
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,286,907	$1,323,735

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	Years Ended December 31,
(In Thousands Except Per Share Data)	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$40,453	$43,178	$44,155
Interest on balances with depository institutions	114	73	124
Interest on loans to political subdivisions	1,539	1,499	1,582
Interest on mortgages held for sale	107	53	74
Interest on trading securities	0	0	1
Income from available-for-sale and held-to-maturity securities:
Taxable	9,029	11,036	11,092
Tax-exempt	5,085	5,156	4,834
Dividends	305	261	252
Total interest and dividend income	56,632	61,256	62,114
INTEREST EXPENSE
Interest on deposits	4,807	8,112	11,907
Interest on short-term borrowings	10	23	177
Interest on long-term borrowings	4,214	5,421	7,161
Total interest expense	9,031	13,556	19,245
Net interest income	47,601	47,700	42,869
Provision (credit) for loan losses	288	(285)	1,191
Net interest income after provision (credit) for loan losses	47,313	47,985	41,678
OTHER INCOME
Service charges on deposit accounts	5,036	4,773	4,579
Service charges and fees	929	849	858
Trust and financial management revenue	3,847	3,472	3,475
Interchange revenue from debit card transactions	1,938	1,922	1,678
Net gains from sale of loans	1,925	1,107	761
Increase in cash surrender value of life insurance	455	509	466
Insurance commissions, fees and premiums	221	257	248
Impairment loss on limited partnership investment	0	(948)	0
Other operating income	1,966	1,997	1,773
Sub-total	16,317	13,938	13,838
Total other-than-temporary impairment losses on available-for-sale securities	(67)	0	(381)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0	(52)
Net impairment losses recognized in earnings	(67)	0	(433)
Realized gains on available-for-sale securities, net	2,749	2,216	1,262
Net realized gains recognized in earnings on available-for-sale securities	2,682	2,216	829
Total other income	18,999	16,154	14,667
OTHER EXPENSES
Salaries and wages	14,370	13,866	13,063
Pensions and other employee benefits	4,497	4,407	3,840
Occupancy expense, net	2,476	2,638	2,645
Furniture and equipment expense	1,887	1,932	2,103
FDIC Assessments	633	832	1,450
Pennsylvania shares tax	1,312	1,306	1,222
Loss on prepayment of debt	2,333	0	0
Other operating expense	7,673	7,076	7,167
Total other expenses	35,181	32,057	31,490
Income before income tax provision	31,131	32,082	24,855
Income tax provision	8,426	8,714	5,800
Net income	22,705	23,368	19,055
U.S. Treasury preferred dividends	0	0	1,474
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$22,705	$23,368	$17,581
NET INCOME PER SHARE - BASIC	$1.86	$1.92	$1.45
NET INCOME PER SHARE - DILUTED	$1.85	$1.92	$1.45

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)	2012	2011	2010
Net income	$22,705	$23,368	$19,055

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	4,128	20,611	(448)
Reclassification adjustment for gains realized in income	(2,682)	(2,216)	(829)
Other comprehensive gain (loss) on available-for-sale securities	1,446	18,395	(1,277)

Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive gain (loss)	8	(626)	126
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	77	55	53
Other comprehensive gain (loss) on unfunded retirement obligations	85	(571)	179

Other comprehensive income (loss) before income tax	1,531	17,824	(1,098)
Income tax related to other comprehensive (income) loss	(688)	(6,063)	388

Net other comprehensive income (loss)	843	11,761	(710)

Comprehensive income	$23,548	$35,129	$18,345

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in
Stockholders' Equity
(In Thousands Except Share and Per
Share Data)							Accumulated
							Other
							Comprehensive
	Common	Treasury	Preferred	Common	Paid-in	Retained	Income	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance, January 1, 2010	12,374,481	262,780	$25,749	$12,374	$66,726	$53,027	$(891)	$(4,575)	$152,410
Net income						19,055			19,055
Other comprehensive loss, net							(710)		(710)
Accretion of discount associated with U.S. Treasury preferred stock			691			(691)			0
Cash dividends on U.S. Treasury preferred stock						(783)			(783)
Redemption of U.S. Treasury preferred stock, 26,440 shares			(26,440)						(26,440)
Redemption of U.S. Treasury warrant					(400)				(400)
Cash dividends declared on common stock, $.39 per share						(4,730)			(4,730)
Shares issued for dividend reinvestment plan	33,731			34	399				433
Restricted stock granted		(9,125)			(159)			159	0
Forfeiture of restricted stock		959			15			(15)	0
Stock-based compensation expense					67				67
Tax benefit from employee benefit plan						42			42
Balance, December 31, 2010	12,408,212	254,614	0	12,408	66,648	65,920	(1,601)	(4,431)	138,944
Net income						23,368			23,368
Other comprehensive income, net							11,761		11,761
Cash dividends declared on common stock, $.58 per share						(7,052)			(7,052)
Treasury stock purchased		70,849						(1,022)	(1,022)
Shares issued for dividend reinvestment plan	52,708			53	772				825
Shares issued from treasury related to exercise of stock options		(4,856)			(11)			82	71
Restricted stock granted		(15,622)			(272)			272	0
Forfeiture of restricted stock		406			7			(7)	0
Stock-based compensation expense					423				423
Tax benefit from stock-based compensation					1				1
Tax benefit from employee benefit plan						66			66
Balance, December 31, 2011	12,460,920	305,391	0	12,461	67,568	82,302	10,160	(5,106)	167,385
Net income						22,705			22,705
Other comprehensive income, net							843		843
Cash dividends declared on common stock, $.84 per share						(10,272)			(10,272)
Shares issued for dividend reinvestment plan	64,491			64	1,147				1,211
Shares issued from treasury related to exercise of stock options		(15,023)			(22)			251	229
Restricted stock granted		(42,552)			(711)			711	0
Forfeiture of restricted stock		3,560			59			(59)	0
Stock-based compensation expense					567				567
Tax benefit from stock-based compensation					14				14
Tax benefit from employee benefit plan						104			104
Balance, December 31, 2012	12,525,411	251,376	$0	$12,525	$68,622	$94,839	$11,003	$(4,203)	$182,786

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,705	$23,368	$19,055
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	288	(285)	1,191
Realized gains on available-for-sale securities, net	(2,682)	(2,216)	(829)
Loss on prepayment of debt	2,333	0	0
Gain on disposition of premises and equipment	(270)	(324)	(445)
Loss (gain) on sale of foreclosed assets, net	66	(41)	(108)
Depreciation expense	1,939	2,077	2,339
Accretion and amortization on securities, net	1,581	1,317	2,233
Accretion and amortization on loans, deposits and borrowings, net	(49)	(35)	(262)
Amortization of mortgage servicing rights	97	68	12
Impairment loss on limited partnership interest	0	948	0
Increase in cash surrender value of life insurance	(455)	(509)	(466)
Stock-based compensation	567	423	67
Amortization of core deposit intangibles	74	114	176
Deferred income taxes	3,760	3,818	6,371
Gains on sales of mortgage loans, net	(1,925)	(1,107)	(761)
Origination of mortgage loans for sale	(62,829)	(26,610)	(30,720)
Proceeds from sales of mortgage loans	62,821	31,786	26,826
Net decrease in trading securities	0	0	1,045
(Increase) decrease in accrued interest receivable and other assets	(1,043)	3,580	9,624
Increase (decrease) in accrued interest payable and other liabilities	674	1,092	(302)
Net Cash Provided by Operating Activities	27,652	37,464	35,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(1,060)	(3,760)	0
Proceeds from maturity of held-to-maturity securities	0	0	300
Proceeds from sales of available-for-sale securities	24,228	25,471	53,115
Proceeds from calls and maturities of available-for-sale securities	114,247	108,138	163,618
Purchase of available-for-sale securities	(126,820)	(152,044)	(267,082)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,931	1,513	429
Net decrease (increase) in loans	22,320	19,264	(10,330)
Proceeds from bank-owned life insurance	0	1,442	1,442
Purchase of premises and equipment	(1,622)	(998)	(707)
Proceeds from disposition of premises and equipment	456	3,060	103
Purchase of investment in limited liability entity	(538)	(397)	0
Return of principal on limited liability entity investments	114	116	66
Proceeds from sale of foreclosed assets	1,380	1,112	1,169
Net Cash Provided by (Used in) Investing Activities	34,636	2,917	(57,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(12,106)	13,839	77,537
Net increase (decrease) in short-term borrowings	617	(13,463)	(20,816)
Repayments of long-term borrowings	(43,884)	(23,132)	(47,607)
Redemption of US Treasury preferred stock and warrant	0	0	(26,840)
Purchase of treasury stock	0	(1,022)	0
Sale of treasury stock	229	71	0
Tax benefit from compensation plans	118	67	42
US Treasury preferred dividends paid	0	0	(952)
Common dividends paid	(9,061)	(6,227)	(4,297)
Net Cash Used in Financing Activities	(64,087)	(29,867)	(22,933)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,799)	10,514	(45,764)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,815	46,301	92,065
CASH AND CASH EQUIVALENTS, END OF YEAR	$55,016	$56,815	$46,301

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)	Years Ended December 31,
(In Thousands)	2012	2011	2010
Assets acquired through foreclosure of real estate loans	$1,004	$1,769	$725
Interest paid	$9,246	$13,609	$19,614
Income taxes paid (refunded)	$4,250	$3,616	$(8,134)

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

NATURE OF OPERATIONS - The Corporation is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in North Central Pennsylvania and Southern New York State. Lending products include mortgage loans, commercial loans and consumer loans, as well as specialized instruments such as commercial letters-of-credit. Deposit products include various types of checking accounts, passbook and statement savings, money market accounts, interest checking accounts, Individual Retirement Accounts and certificates of deposit. The Corporation also offers non-insured “RepoSweep” accounts.

The Corporation provides Trust and Financial Management services, including administration of trusts and estates, retirement plans, and other employee benefit plans, and investment management services. The Corporation offers a variety of personal and commercial insurance products through C&N Financial Services Corporation. C&N Financial Services Corporation also offers mutual funds, annuities, educational savings accounts and other investment products through registered agents. Management has determined that the Corporation has one reportable segment, “Community Banking.” All of the Corporation’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Corporation supports the others.

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

Other-than-temporary impairment - Declines in the fair value of available-for-sale securities that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (4) whether the Corporation intends to sell the security or if it is more likely than not that the Corporation will be required to sell the security before the recovery of its amortized cost basis. The credit-related impairment is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. For debt securities classified as held-to-maturity, if any, the amount of noncredit-related impairment is recognized in other comprehensive income and accreted over the remaining life of the debt security as an increase in the carrying value of the security. In addition, the risk of future other-than-temporary impairment may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes to real estate values, interest deferrals and whether the federal government provides assistance to financial institutions.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2012 and 2011, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 71% at December 31, 2012) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

INTEREST COSTS - The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. The amount of capitalized interest in 2012, 2011, and 2010 was not significant.

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

SERVICING RIGHTS - The estimated fair value of servicing rights related to mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. The valuation of servicing rights is adjusted quarterly, with changes in fair value included in Other Operating Income in the consolidated statements of operations. Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. The servicing rights asset is included in Other Assets in the consolidated balance sheet, with a balance equal to fair value of $605,000 at December 31, 2012 and $375,000 at December 31, 2011.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The Update amends ASC Topic 310 to provide guidance in evaluating whether a restructuring constitutes a Troubled Debt Restructuring. The main provisions conclude that a creditor must separately conclude that both of the following exist – (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The amendments then provide guidance on a creditor’s evaluation of each of the requirements for a Troubled Debt Restructuring. For public entities, the Update was effective for the first interim or annual period beginning on or after June 15, 2011, including retrospective application to the beginning of the annual period of adoption. Note 8 provides disclosures required by this standard.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The Update includes various amendments, including amendments that: (1) clarify FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change some particular principles or requirements for measuring fair value or disclosing information about fair value measurements. There were no changes in the Corporation’s procedures for determining fair value measurements as a result of this Update; however, additional quantitative disclosures about unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy are provided. The amendments in this ASU are applied prospectively, and Note 6 includes disclosures required by this ASU.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. This standard requires the components of comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single format includes the traditional income statement and the components of other comprehensive income, total other comprehensive income and total comprehensive income. In the two statement approach, the first statement is the traditional income statement, which would be immediately followed by a separate statement which would include the components of other comprehensive income, total other comprehensive income and total comprehensive income. The amendments in this ASU are applied retrospectively, and the Corporation has adopted the two statement approach as reflected in the accompanying financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendments in this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU deferred only those changes in ASU 2011-05 (discussed above) that relate to the presentation of reclassification adjustments.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this standard will require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, this standard will require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required by U.S. GAAP to be reclassified in their entirety to net income, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments in this ASU are effective prospectively for annual and interim periods beginning after December 15, 2012.

3. COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2012
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$4,128	$(1,608)	$2,520
Reclassification adjustment for (gains) realized in income	(2,682)	939	(1,743)
Other comprehensive gain on available-for-sale securities	1,446	(669)	777
Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	8	(2)	6
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	77	(17)	60
Other comprehensive gain on unfunded retirement obligations	85	(19)	66
Total other comprehensive income	$1,531	$(688)	$843

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
2011
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$20,611	$(7,006)	$13,605
Reclassification adjustment for gains realized in income	(2,216)	753	(1,463)
Other comprehensive gain on available-for-sale securities	18,395	(6,253)	12,142
Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	(626)	208	(418)
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	55	(18)	37
Other comprehensive loss on unfunded retirement obligations	(571)	190	(381)
Total other comprehensive income	$17,824	$(6,063)	$11,761

	Before-Tax	Income Tax	Net-of-Tax
(In Thousands)	Amount	Effect	Amount
2010
Unrealized losses on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	$(448)	$166	$(282)
Reclassification adjustment for gains realized in income	(829)	282	(547)
Other comprehensive loss on available-for-sale securities	(1,277)	448	(829)
Unfunded pension and postretirement obligations:
Change in items from defined benefit plans included in accumulated other comprehensive income	126	(42)	84
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	53	(18)	35
Other comprehensive gain on unfunded retirement obligations	179	(60)	119
Total other comprehensive loss	$(1,098)	$388	$(710)

Changes in the components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Unrealized		Accumulated
	Holding Gains	Unfunded	Other
	(Losses)	Retirement	Comprehensive
(In Thousands)	on Securities	Obligations	Income (Loss)
2012
Balance, beginning of period	$10,791	$(631)	$10,160
Change during year ended December 31, 2012	777	66	843
Balance, end of period	$11,568	$(565)	$11,003

2011
Balance, beginning of period	$(1,351)	$(250)	$(1,601)
Change during year ended December 31, 2011	12,142	(381)	11,761
Balance, end of period	$10,791	$(631)	$10,160

2010
Balance, beginning of period	$(522)	$(369)	$(891)
Change during year ended December 31, 2010	(829)	119	(710)
Balance, end of period	$(1,351)	$(250)	$(1,601)

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2012
Earnings per share – basic	$22,705,000	12,235,748	$1.86
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		200,589
Hypothetical share repurchase at $ 19.16		(176,129)
Earnings per share – diluted	$22,705,000	12,260,208	$1.85

2011
Earnings per share – basic	$23,368,000	12,162,045	$1.92
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		92,398
Hypothetical share repurchase at $ 15.87		(87,675)
Earnings per share – diluted	$23,368,000	12,166,768	$1.92

2010
Earnings per common share – basic and diluted	$17,581,000	12,131,039	$1.45

Stock options and a warrant that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 145,333 shares in 2012, 223,333 shares in 2011 and 359,092 shares in 2010.

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2012 and 2011 include the following:

	Dec. 31,	Dec. 31,
(In thousands)	2012	2011
Cash and cash equivalents	$55,016	$56,815
Certificates of deposit	4,820	3,760
Total cash and due from banks	$59,836	$60,575

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $14,128,000 at December 31, 2012 and $14,035,000 at December 31, 2011.

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

At December 31, 2012 and 2011, assets measured at fair value and the valuation methods used are as follows:

		December 31, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$31,217	$0	$31,217
Obligations of states and political subdivisions:
Tax-exempt	0	137,020	0	137,020
Taxable	0	24,817	0	24,817
Mortgage-backed securities	0	80,196	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	183,510	0	183,510
Trust preferred securities issued by individual institutions	0	5,171	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	1,613	1,613
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	462,591	1,613	464,204
Marketable equity securities	8,373	0	0	8,373
Total available-for-sale securities	8,373	462,591	1,613	472,577
Servicing rights	0	0	605	605
Total recurring fair value measurements	$8,373	$462,591	$2,218	$473,182

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$2,710	$2,710
Valuation allowance	0	0	(623)	(623)
Impaired loans, net	0	0	2,087	2,087
Foreclosed assets held for sale	0	0	879	879
Total nonrecurring fair value measurements	$0	$0	$2,966	$2,966

		December 31, 2011
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$25,587	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	0	132,962	0	132,962
Taxable	0	14,334	0	14,334
Mortgage-backed securities	0	121,769	0	121,769
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	165,131	0	165,131
Trust preferred securities issued by individual institutions	0	8,146	0	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	4,638	4,638
Pooled trust preferred securities - mezzanine tranches	0	0	730	730
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	468,589	5,368	473,957
Marketable equity securities	7,728	0	0	7,728
Total available-for-sale securities	7,728	468,589	5,368	481,685
Servicing rights	0	0	375	375
Total recurring fair value measurements	$7,728	$468,589	$5,743	$482,060

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,433	$3,433
Valuation allowance	0	0	(1,126)	(1,126)
Impaired loans, net	0	0	2,307	2,307
Foreclosed assets held for sale	0	0	1,235	1,235
Total nonrecurring fair value measurements	$0	$0	$3,542	$3,542

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2012 for assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/12	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/12
Pooled trust preferred securities - senior tranches	$1,613	Discounted cash flow	Issuer defaults	50.26%	Actual deferrals and defaults as % of outstanding collateral
				19.73%	Expected additional net deferrals and defaults as % of performing collateral
			Issuer prepayments	41.24%	Expected issuer prepayments as % of performing collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Servicing rights	605	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	288.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

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

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Year Ended December 31, 2012
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
	Senior	Mezzanine	Servicing
(In Thousands)	Tranches	Tranches	Rights	Total
Balance, beginning of period	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	327	327
Accretion and amortization, net	(8)	0	0	(8)
Proceeds from sales and calls	(3,429)	(1,835)	0	(5,264)
Realized gains, net	56	1,835	0	1,891
Unrealized losses included in earnings	0	0	(97)	(97)
Unrealized gains (losses) included in other comprehensive income	356	(730)	0	(374)
Balance, end of period	$1,613	$0	$605	$2,218

	Year Ended December 31, 2011
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$7,400	$0	$204	$7,604
Issuances of servicing rights	0	0	239	239
Accretion and amortization, net	(41)	0	0	(41)
Proceeds from sales and calls	(5,001)	(98)	0	(5,099)
Realized gains, net	81	98	0	179
Unrealized losses included in earnings	0	0	(68)	(68)
Unrealized gains included in other comprehensive income	2,199	730	0	2,929
Balance, end of period	$4,638	$730	$375	$5,743

	Year Ended December 31, 2010
	Pooled Trust	Pooled Trust	Trust Preferred
	Preferred	Preferred	Securities
	Securities -	Securities -	Issued by
	Senior	Mezzanine	Individual	Servicing
	Tranches	Tranches	Institutions	Rights	Total
Balance, beginning of period	$8,199	$115	$800	$0	$9,114
Issuances of servicing rights	0	0	0	216	216
Transfers	0	0	(240)	0	(240)
Accretion and amortization, net	(117)	(162)	0	0	(279)
Proceeds from sales and calls	(1,309)	(310)	(240)	0	(1,859)
Realized gains, net	0	310	0	0	310
Unrealized losses included in earnings	0	(103)	(320)	(12)	(435)
Unrealized gains included in other comprehensive income	627	150	0	0	777
Balance, end of period	$7,400	$0	$0	$204	$7,604

No other-than-temporary impairment losses on securities valued using Level 3 methodologies were recorded in 2012 or 2011. Unrealized losses included in earnings shown above include other-than-temporary impairment losses on securities valued using Level 3 methodologies, as described in Note 7, of $423,000 in 2010, which are presented in net impairment losses recognized in earnings in the Consolidated Statements of Income.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at December 31, 2012 and 2011. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	December 31, 2012		December 31, 2011
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$55,016	$55,016	$56,815	$56,815
Certificates of deposit	Level 2	4,820	4,860	3,760	3,683
Available-for-sale securities	See Above	472,577	472,577	481,685	481,685
Restricted equity securities (included in Other Assets)	Level 2	4,842	4,842	6,773	6,773
Loans held for sale	Level 1	2,545	2,545	939	939
Loans, net	Level 3	677,053	693,047	700,610	718,670
Accrued interest receivable	Level 1	4,281	4,281	4,797	4,797
Servicing rights	Level 3	605	605	375	375

Financial liabilities:
Deposits with no stated maturity	Level 1	693,687	693,687	677,461	677,461
Time deposits	Level 3	312,419	315,005	340,745	344,936
Short-term borrowings	Level 3	5,567	5,527	4,950	4,897
Long-term borrowings	Level 3	83,812	96,032	125,363	145,641
Accrued interest payable	Level 1	137	137	358	358

7. SECURITIES

Amortized cost and fair value of available-for-sale securities at December 31, 2012 and 2011 are summarized as follows:

		December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$30,695	$572	$(50)	$31,217
Obligations of states and political subdivisions:
Tax-exempt	130,168	7,030	(178)	137,020
Taxable	24,426	462	(71)	24,817
Mortgage-backed securities	76,368	3,828	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	179,770	3,887	(147)	183,510
Trust preferred securities issued by individual institutions	5,167	4	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	1,615	0	(2)	1,613
Other collateralized debt obligations	660	0	0	660
Total debt securities	448,869	15,783	(448)	464,204
Marketable equity securities	5,912	2,500	(39)	8,373
Total	$454,781	$18,283	$(487)	$472,577

		December 31, 2011
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$24,877	$710	$0	$25,587
Obligations of states and political subdivisions:
Tax-exempt	129,401	4,891	(1,330)	132,962
Taxable	14,004	334	(4)	14,334
Mortgage-backed securities	116,602	5,167	0	121,769
Collateralized mortgage obligations,
Issued by U.S. Government agencies	161,818	3,350	(37)	165,131
Trust preferred securities issued by individual institutions	7,334	865	(53)	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	4,996	0	(358)	4,638
Pooled trust preferred securities - mezzanine tranches	0	730	0	730
Other collateralized debt obligations	660	0	0	660
Total debt securities	459,692	16,047	(1,782)	473,957
Marketable equity securities	5,643	2,186	(101)	7,728
Total	$465,335	$18,233	$(1,883)	$481,685

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011:

December 31, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,006	$(50)	$0	$0	$10,006	$(50)
Obligations of states and political subdivisions:
Tax-exempt	7,082	(92)	3,285	(86)	10,367	(178)
Taxable	4,149	(71)	0	0	4,149	(71)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	16,755	(146)	454	(1)	17,209	(147)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	1,613	(2)	1,613	(2)
Total debt securities	37,992	(359)	5,352	(89)	43,344	(448)
Marketable equity securities	95	(6)	67	(33)	162	(39)
Total temporarily impaired available-for-sale securities	$38,087	$(365)	$5,419	$(122)	$43,506	$(487)

December 31, 2011	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions:
Tax-exempt	$4,301	$(34)	$20,692	$(1,296)	$24,993	$(1,330)
Taxable	927	(2)	244	(2)	1,171	(4)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	6,886	(36)	5,075	(1)	11,961	(37)
Trust preferred securities issued by individual institutions	0	0	947	(53)	947	(53)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	4,638	(358)	4,638	(358)
Total debt securities	12,114	(72)	31,596	(1,710)	43,710	(1,782)
Marketable equity securities	776	(44)	98	(57)	874	(101)
Total temporarily impaired available-for-sale securities	$12,890	$(116)	$31,694	$(1,767)	$44,584	$(1,883)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)
	2012	2011	2010
Gross realized gains	$2,798	$2,226	$1,270
Gross realized losses	(116)	(10)	(441)
Net realized gains	$2,682	$2,216	$829
Income tax provision related to net realized gains	$939	$753	$282

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2012. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$13,096	$13,315
Due from one year through five years	51,586	52,896
Due from five years through ten years	50,518	51,657
Due after ten years	77,531	82,630
Subtotal	192,731	200,498
Mortgage-backed securities	76,368	80,196
Collateralized mortgage obligations, Issued by U.S. Government agencies	179,770	183,510
Total	$448,869	$464,204

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

Investment securities carried at $293,310,000 at December 31, 2012 and $266,149,000 at December 31, 2011 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)
	2012	2011	2010
Trust preferred securities issued by individual institutions	$0	$0	$(320)
Pooled trust preferred securities - mezzanine tranches	0	0	(103)
Marketable equity securities (bank stocks)	(67)	0	(10)
Net impairment losses recognized in earnings	$(67)	$0	$(433)

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2012 is provided below.

Debt Securities

At December 31, 2012, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at December 31, 2012 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At December 31, 2012, the total amortized cost basis of municipal bonds with no external credit ratings was $21,396,000, with an aggregate unrealized gain of $311,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled interest payment.

The following table provides detailed information related to a security issued by Astoria Capital Trust I, a subsidiary of Astoria Financial Corporation, which is the only trust preferred security issued by an individual institution held by the Corporation as of December 31, 2012:

Par Amount Outstanding	$5,000
Amortized Cost	5,167
Fair Value	5,171
Unrealized Gain	4
Cumulative Realized Credit Losses	0
Moody's Credit Rating	Ba1
S&P Credit Rating	BB
Fitch Credit Rating	B+

Management assesses the security shown above for the possibility of OTTI by reviewing financial information that is publicly available. Astoria Financial Corporation has not deferred or defaulted on payments associated with the Corporation’s security.

The Corporation recognized OTTI charges in 2009 and 2010 related to its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010. The security had a face amount of $2,000,000 and matured in May 2012. The Corporation recorded accretion income (included in interest income) totaling $855,000 in 2012, $825,000 in 2011 and $83,000 in 2010.

Pooled trust-preferred securities are very long-term (usually 30-year maturity) instruments. Each pool contains debt securities issued by banks and/or insurance companies. The Corporation’s investments in pooled trust-preferred securities are each made up of companies with geographic and size diversification. Most of the underlying debt securities are issued by banking companies, with a lesser amount issued by insurance companies. Trust-preferred securities typically permit deferral of quarterly interest payments for up to five years. Some of the issuers of trust-preferred securities that are included in the Corporation’s pooled investments have elected to defer payment of interest on these obligations, and some issuers have defaulted.

Management evaluated pooled trust-preferred securities for OTTI by estimating the cash flows expected to be received from each security, taking into account estimated levels of deferrals and defaults by the underlying issuers. In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments, and assigned estimated future default levels for the remaining issuers in each security based on financial strength ratings assigned by a national ratings service. Management’s estimates of cash flows used to evaluate other-than-temporary impairment of pooled trust-preferred securities were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in the assumptions used could produce different conclusions for each security. Additional information regarding these assumptions is included in Note 6.

During the third quarter 2012, management sold the Corporation’s holdings of the mezzanine tranches of U.S. Capital Funding II, Ltd. The securities were sold for aggregate pretax proceeds of $1,754,000, which was recorded as a gain on the sale of securities. During the first quarter 2011, management sold the Corporation’s holding of the mezzanine tranche of MMCAPS Funding I, Ltd. The security was sold for aggregate pretax proceeds of $1,485,000, which was recorded as a gain on the sale of securities.

The following table provides detailed information related to ALESCO Preferred Funding IX, Ltd., which is the only mezzanine tranche pooled trust preferred security held by the Corporation as of December 31, 2012:

Tranche	C-1
Original Face Amount	$3,000
Amortized Cost	0
Fair Value	0
Unrealized Gain	0
Cumulative OTTI	$(2,988)

As of December 31, 2012, the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd. is the only senior tranche pooled trust preferred security held by the Corporation. The security, with an amortized cost of $1,615,000, has an investment grade rating and has been subjected to impairment analysis based on estimated cash flows (using the process described above). Management determined that impairment was temporary as of December 31, 2012. The following table provides detailed information related to this security:

Number of Issuers Currently Performing	8
Moody's Credit Rating	A3
Fitch Credit Rating	A
Actual Deferrals and Defaults as % of Outstanding Collateral	50.26%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	19.73%
Excess Subordination as % of Performing Collateral	67.90%
Expected Issuer Prepayments as % of Performing Collateral	41.24%

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

The Corporation recorded no OTTI losses related to pooled trust-preferred securities in 2012 or 2011. Total OTTI from pooled trust-preferred securities in 2010 amounted to $51,000, including a pre-tax loss reflected in earnings of $103,000, with a pre-tax other comprehensive gain of $52,000 included in other comprehensive income.

A roll-forward of the credit losses from securities for which a portion of OTTI has been recognized in other comprehensive income is as follows:

(In Thousands)
	2012	2011	2010
Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, beginning of period	$0	$0	$(10,695)

Reduction for securities losses realized during the period	0	0	10,798

Additional credit loss for which an OTTI was previously recognized when the Corporation does not intend to sell the security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis	0	0	(103)

Balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income, end of period	$0	$0	$0

The line item labeled “Reduction for securities losses realized during the period” in the table immediately above includes OTTI write-downs associated with securities the Corporation continues to hold, but which have been deemed worthless.

Equity Securities

The Corporation’s marketable equity securities at December 31, 2012 and 2011 consisted exclusively of stocks of banking companies. In 2012, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $67,000. Management’s decision followed an evaluation of the issuer’s published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized an impairment loss to write the stock down to the most recent trade price at March 31, 2012. The Corporation recorded no OTTI losses related to bank stocks in 2011. The Corporation recorded OTTI on bank stocks totaling $10,000 in 2010. Management’s decision to record OTTI losses on bank stocks in 2010 was based on a combination of: (1) significant depreciation in market prices in the first quarter 2009 (with some improvement subsequent to June 30, 2009), and (2) management’s intent to sell some of the stocks to generate capital losses, which could be carried back and offset against capital gains generated in previous years to realize tax refunds. At December 31, 2012, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings at December 31, 2012 were other than temporarily impaired.

Realized gains from sales of bank stocks totaled $538,000 in 2012, $91,000 in 2011, and $588,000 in 2010.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $4,712,000 at December 31, 2012 and $6,643,000 at December 31, 2011. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2012 and 2011. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Loans outstanding at December 31, 2012 and 2011 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Dec. 31,	% of	Dec. 31,	% of
	2012	Total	2011	Total
Residential mortgage:
Residential mortgage loans - first liens	$311,627	45.57%	$331,015	46.73%
Residential mortgage loans - junior liens	26,748	3.91%	28,851	4.07%
Home equity lines of credit	33,017	4.83%	30,037	4.24%
1-4 Family residential construction	12,842	1.88%	9,959	1.41%
Total residential mortgage	384,234	56.18%	399,862	56.45%
Commercial:
Commercial loans secured by real estate	158,413	23.16%	156,388	22.08%
Commercial and industrial	48,442	7.08%	57,191	8.07%
Political subdivisions	31,789	4.65%	37,620	5.31%
Commercial construction and land	28,200	4.12%	23,518	3.32%
Loans secured by farmland	11,403	1.67%	10,949	1.55%
Multi-family (5 or more) residential	6,745	0.99%	6,583	0.93%
Agricultural loans	3,053	0.45%	2,987	0.42%
Other commercial loans	362	0.05%	552	0.08%
Total commercial	288,407	42.17%	295,788	41.76%
Consumer	11,269	1.65%	12,665	1.79%
Total	683,910	100.00%	708,315	100.00%
Less: allowance for loan losses	(6,857)		(7,705)
Loans, net	$677,053		$700,610

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that make up the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2012.

A summary of transactions in the allowance for loan losses is as follows:

(In Thousands)	2012	2011	2010
Balance at beginning of year	$7,705	$9,107	$8,265
Provision (credit) charged to operations	288	(285)	1,191
Loans charged off	(1,221)	(1,446)	(619)
Recoveries	85	329	270
Balance at end of year	$6,857	$7,705	$9,107

Transactions within the allowance for loan losses, summarized by segment and class, for 2012 and 2011 were as follows:

	Dec. 31,				Dec. 31,
Year Ended December 31, 2012	2011			Provision	2012
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	$(543)	$18	$118	$2,619
Residential mortgage loans - junior liens	266	(9)	0	(10)	247
Home equity lines of credit	231	0	0	24	255
1-4 Family residential construction	79	0	0	17	96
Total residential mortgage	3,602	(552)	18	149	3,217
Commercial:
Commercial loans secured by real estate	2,004	0	1	(75)	1,930
Commercial and industrial	946	(57)	7	(315)	581
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(441)	0	408	234
Loans secured by farmland	126	0	0	3	129
Multi-family (5 or more) residential	66	0	0	1	67
Agricultural loans	27	0	0	0	27
Other commercial loans	5	0	0	(2)	3
Total commercial	3,441	(498)	8	20	2,971
Consumer	228	(171)	59	112	228
Unallocated	434			7	441

Total Allowance for Loan Losses	$7,705	$(1,221)	$85	$288	$6,857

	December 31,				December 31,
	2010			Provision	2011
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,745	$(49)	$0	$330	$3,026
Residential mortgage loans - junior liens	334	(51)	3	(20)	266
Home equity lines of credit	218	0	0	13	231
1-4 Family residential construction	208	0	0	(129)	79
Total residential mortgage	3,505	(100)	3	194	3,602
Commercial:
Commercial loans secured by real estate	3,314	(973)	1	(338)	2,004
Commercial and industrial	862	(216)	254	46	946
Political subdivisions	0	0	0	0	0
Commercial construction and land	590	0	0	(323)	267
Loans secured by farmland	139	0	0	(13)	126
Multi-family (5 or more) residential	63	0	0	3	66
Agricultural loans	32	0	0	(5)	27
Other commercial loans	0	0	0	5	5
Total commercial	5,000	(1,189)	255	(625)	3,441
Consumer	289	(157)	71	25	228
Unallocated	313			121	434

Total Allowance for Loan Losses	$9,107	$(1,446)	$329	$(285)	$7,705

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2012 and 2011:

December 31, 2012:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$295,929	$3,633	$11,872	$193	$311,627
Residential Mortgage loans - junior liens	25,394	420	934	0	26,748
Home Equity lines of credit	32,374	130	513	0	33,017
1-4 Family residential construction	12,759	0	83	0	12,842
Total residential mortgage	366,456	4,183	13,402	193	384,234
Commercial:
Commercial loans secured by real estate	146,381	6,994	5,038	0	158,413
Commercial and Industrial	41,237	3,030	3,810	365	48,442
Political subdivisions	31,679	110	0	0	31,789
Commercial construction and land	26,744	231	477	748	28,200
Loans secured by farmland	9,102	751	1,517	33	11,403
Multi-family (5 or more) residential	6,394	342	9	0	6,745
Agricultural loans	2,963	28	62	0	3,053
Other commercial loans	362	0	0	0	362
Total Commercial	264,862	11,486	10,913	1,146	288,407
Consumer	11,053	12	203	1	11,269

Totals	$642,371	$15,681	$24,518	$1,340	$683,910

December 31, 2011:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$314,900	$2,955	$12,956	$204	$331,015
Residential mortgage loans - junior liens	27,260	660	924	7	28,851
Home equity lines of credit	29,408	264	365	0	30,037
1-4 Family residential construction	9,959	0	0	0	9,959
Total residential mortgage	381,527	3,879	14,245	211	399,862
Commercial:
Commercial loans secured by real estate	143,247	7,385	5,046	710	156,388
Commercial and industrial	46,110	6,254	4,413	414	57,191
Political subdivisions	37,499	121	0	0	37,620
Commercial construction and land	21,668	211	1,639	0	23,518
Loans secured by farmland	8,040	1,341	1,531	37	10,949
Multi-family (5 or more) residential	6,200	369	14	0	6,583
Agricultural loans	2,765	164	58	0	2,987
Other commercial loans	552	0	0	0	552
Total commercial	266,081	15,845	12,701	1,161	295,788
Consumer	12,437	20	207	1	12,665

Totals	$660,045	$19,744	$27,153	$1,373	$708,315

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of December 31, 2012 and 2011.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2012 and 2011:

December 31, 2012	Loans:			Allowance for Loan Losses:
(In Thousands)	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,341	$309,286	$311,627	$206	$2,413	$2,619
Residential mortgage loans - junior liens	158	26,590	26,748	0	247	247
Home equity lines of credit	0	33,017	33,017	0	255	255
1-4 Family residential construction	0	12,842	12,842	0	96	96
Total residential mortgage	2,499	381,735	384,234	206	3,011	3,217
Commercial:
Commercial loans secured by real estate	1,938	156,475	158,413	146	1,784	1,930
Commercial and industrial	939	47,503	48,442	197	384	581
Political subdivisions	0	31,789	31,789	0	0	0
Commercial construction and land	1,034	27,166	28,200	0	234	234
Loans secured by farmland	923	10,480	11,403	34	95	129
Multi-family (5 or more) residential	9	6,736	6,745	0	67	67
Agricultural loans	40	3,013	3,053	0	27	27
Other commercial loans	0	362	362	0	3	3
Total commercial	4,883	283,524	288,407	377	2,594	2,971
Consumer	47	11,222	11,269	40	188	228
Unallocated						441

Total	$7,429	$676,481	$683,910	$623	$5,793	$6,857

December 31, 2011	Loans:			Allowance for Loan Losses:
(In Thousands)	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,227	$328,788	$331,015	$461	$2,565	$3,026
Residential mortgage loans - junior liens	137	28,714	28,851	11	255	266
Home equity lines of credit	93	29,944	30,037	0	231	231
1-4 Family residential construction	0	9,959	9,959	0	79	79
Total residential mortgage	2,457	397,405	399,862	472	3,130	3,602
Commercial:
Commercial loans secured by real estate	2,169	154,219	156,388	169	1,835	2,004
Commercial and industrial	942	56,249	57,191	361	585	946
Political subdivisions	0	37,620	37,620	0	0	0
Commercial construction and land	1,266	22,252	23,518	65	202	267
Loans secured by farmland	927	10,022	10,949	35	91	126
Multi-family (5 or more) residential	14	6,569	6,583	0	66	66
Agricultural loans	39	2,948	2,987	0	27	27
Other commercial loans	0	552	552	0	5	5
Total commercial	5,357	290,431	295,788	630	2,811	3,441
Consumer	50	12,615	12,665	24	204	228
Unallocated						434

Total	$7,864	$700,451	$708,315	$1,126	$6,145	$7,705

Summary information related to impaired loans as of December 31, 2012 and 2011 is as follows:

(In Thousands)	2012	2011
Impaired loans with a valuation allowance	$2,710	$3,433
Impaired loans without a valuation allowance	4,719	4,431
Total impaired loans	$7,429	$7,864

Valuation allowance related to impaired loans	$623	$1,126

No additional funds are committed to be advanced in connection with impaired loans.

Additional summary information related to impaired loans for 2012, 2011 and 2010 is as follows:

(In Thousands)	2012	2011	2010
Average investment in impaired loans	$7,209	$7,455	$6,142
Interest income recognized on impaired loans	$278	$245	$204
Interest income recognized on a cash basis on impaired loans	$278	$245	$204

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

	December 31, 2012		December 31, 2011
	Past Due		Past Due
	90+ Days and		90+ Days and
(In Thousands)	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,900	$3,064	$949	$3,058
Residential mortgage loans - junior liens	29	111	11	67
Home equity lines of credit	40	200	0	0
Total residential mortgage	1,969	3,375	960	3,125
Commercial:
Commercial loans secured by real estate	120	1,338	75	1,595
Commercial and industrial	68	761	21	541
Commercial construction and land	149	887	139	978
Loans secured by farmland	0	923	53	927
Agricultural loans	0	40	0	0
Total commercial	337	3,949	288	4,041
Consumer	5	29	19	31

Totals	$2,311	$7,353	$1,267	$7,197

The amounts shown in the table immediately above include loans classified as troubled debt restructuring (described in more detail below), if such loans are considered past due ninety days or more, or nonaccrual.

The tables below present a summary of the contractual aging of loans as of December 31, 2012 and 2011:

	As of December 31, 2012				As of December 31, 2011
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$302,373	$6,228	$3,026	$311,627	$321,907	$6,723	$2,385	$331,015
Residential mortgage loans - junior liens	26,247	371	130	26,748	28,437	393	21	28,851
Home equity lines of credit	32,593	184	240	33,017	29,986	51	0	30,037
1-4 Family residential construction	12,627	215	0	12,842	9,959	0	0	9,959
Total residential mortgage	373,840	6,998	3,396	384,234	390,289	7,167	2,406	399,862

Commercial:
Commercial loans secured by real estate	156,834	704	875	158,413	155,025	343	1,020	156,388
Commercial and industrial	47,569	317	556	48,442	56,835	169	187	57,191
Political subdivisions	31,789	0	0	31,789	37,620	0	0	37,620
Commercial construction and land	26,944	248	1,008	28,200	22,323	1,056	139	23,518
Loans secured by farmland	10,438	75	890	11,403	9,973	33	943	10,949
Multi-family (5 or more) residential	6,743	2	0	6,745	6,583	0	0	6,583
Agricultural loans	3,003	10	40	3,053	2,945	3	39	2,987
Other commercial loans	362	0	0	362	552	0	0	552
Total commercial	283,682	1,356	3,369	288,407	291,856	1,604	2,328	295,788

Consumer	11,135	129	5	11,269	12,340	306	19	12,665

Totals	$668,657	$8,483	$6,770	$683,910	$694,485	$9,077	$4,753	$708,315

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2012 and 2011 is as follows:

	Current &
	Past Due	Past Due	Past Due
	Less than	30-89	90+
(In Thousands)	30 Days	Days	Days	Total
December 31, 2012 Nonaccrual Totals	$2,167	$727	$4,459	$7,353
December 31, 2011 Nonaccrual Totals	$2,532	$1,179	$3,486	$7,197

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2012 and 2011 is as follows:

Troubled Debt Restructurings (TDRs):
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2012 Totals	$785	$121	$0	$1,155	$2,061
December 31, 2011 Totals	$1,064	$0	$146	$2,267	$3,477

A summary of TDRs that occurred during 2012 and 2011 is as follows:

Year Ended December 31, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	1	$65	$65

Year Ended December 31, 2011		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Home equity lines of credit	1	$93	$93

Commercial:
Commercial loans secured by real estate	11	1,941	1,941
Commercial and industrial	3	14	14
Commercial construction and land	5	1,238	1,238
Multi-family (5 or more) residential	1	15	15

The TDR in 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. There was no allowance for loan losses on this loan at December 31, 2012, and no change in the allowance for loan losses resulting from this TDR.

In the table above, the 2011 TDR category for commercial loans secured by real estate includes six (6) contracts that stem from a forbearance agreement entered into with a commercial customer. The total principal balance of loans included in the forbearance agreement was $1,588,000, of which the Corporation had charged off $663,000 in the second quarter 2011 (prior to the forbearance agreement), and subsequently charged off an additional $438,000 in the fourth quarter 2011. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In 2012, the loans were not repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at December 31, 2012. The outstanding balance of the loans was $466,000 at December 31, 2012 and December 31, 2011. The loans were in nonaccrual status at December 31, 2012 and December 31, 2011. At December 31, 2012, the risk rating of the loans was Substandard, while the risk rating of the loans was Doubtful at December 31, 2011. Based on management’s estimate of the value of the underlying collateral, net of selling costs, the Corporation had no allowance for loan losses associated with these loans at December 31, 2012 and December 31, 2011.

Other TDRs in 2011 included extensions of terms and maturities at lower than current market rates and acceptance of interest-only payments for extended periods of time. Except for the fourth quarter 2011 charge-off of $438,000 related to commercial loans subject to the forbearance agreement described above, there were no changes in the allowance for loan losses in 2011 resulting from the TDRs that occurred in 2011.

In 2012, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. In 2011, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

Year Ended December 31, 2011	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Residential mortgage,
Home equity lines of credit	1	$93

Commercial:
Commercial loans secured by real estate	2	207
Commercial construction and land	2	1,089

The events of default in the table above resulted from the borrowers’ failure to make payments due at maturity, based on loan maturity dates that had been extended from their original due dates. At December 31, 2012 and 2011, the Corporation evaluated loans to the borrowers who defaulted subsequent to restructurings, in determining the specific allowance for loan loss amounts related to the underlying loans. For one loan included in the Commercial construction and land class, with a balance of $950,000, the Corporation had an allowance for loan losses of $65,000 at December 31, 2011. In 2012, the Corporation recorded a charge-off of $288,000 related to this loan, leaving an outstanding balance of $662,000 at December 31, 2012. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required at December 31, 2012 for loans for which an event of default had occurred subsequent to restructuring.

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(In Thousands)	December 31,
	2012	2011
Land	$2,823	$2,823
Buildings and improvements	26,850	26,362
Furniture and equipment	17,015	16,180
Construction in progress	40	173
Total	46,728	45,538
Less: accumulated depreciation	(28,021)	(26,510)
Net	$18,707	$19,028

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2012	2011	2010
Occupancy expense	$1,050	$1,168	$1,238
Furniture and equipment expense	889	909	1,101
Total	$1,939	$2,077	$2,339

10. INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in 2012 and 2011. The balance in goodwill was $11,942,000 at December 31, 2012 and 2011. The Corporation did not complete any acquisitions in 2012 or 2011.

The Corporation has adopted ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. In testing goodwill for impairment as of December 31, 2012, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its only reporting unit, its community banking operation, is less than its carrying amount. The qualitative factors assessed included the Corporation’s recent financial performance, economic conditions in the Corporation’s market area, macroeconomic conditions and other factors. Based on the assessment of qualitative factors, the Corporation determined that it is not more likely than not that the fair value of the community banking operation has fallen below its carrying value, and therefore, the Corporation did not perform the more detailed, two-step goodwill impairment test described in Topic 350. Accordingly, there was no goodwill impairment as of December 31, 2012.

Information related to the core deposit intangibles are as follows:

	December 31,
(In Thousands)	2012	2011
Gross amount	$2,034	$2,034
Less: accumulated amortization	(1,896)	(1,822)
Net	$138	$212

Amortization expense was $74,000 in 2012, $114,000 in 2011 and $176,000 in 2010. Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)
2013	$51
2014	35
2015	22
2016	12
2017	6

11. DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits are as follows:

(In Thousands)
2013	$197,014
2014	69,859
2015	21,455
2016	10,786
2017	13,305
$312,419

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2012, the remaining maturities or time to next re-pricing of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$69,264
Over 3 months through 12 months	13,900
Over 1 year through 3 years	12,103
Over 3 years	8,637
Total	$103,904

Interest expense from deposits of $100,000 or more amounted to $1,846,000 in 2012, $2,369,000 in 2011 and $3,454,000 in 2010.

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	At December 31,
	2012	2011
Overnight borrowings	$0	$0
Customer repurchase agreements	5,567	4,950
Total short-term borrowings	$5,567	$4,950

The weighted average interest rate on total short-term borrowings outstanding was 0.10% at December 31, 2012 and 2011. The maximum amount of total short-term borrowings outstanding at any month-end was $20,120,000 in 2012, $21,968,000 in 2011 and $40,600,000 in 2010.

Overnight borrowings are available from the FHLB-Pittsburgh, federal funds purchased overnight from other banks, and from the Federal Reserve Bank of Philadelphia’s Discount Window. There were no overnight borrowings outstanding at December 31, 2012 or December 31, 2011.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2012 and $25,000,000 at December 31, 2011. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2012 or December 31, 2011.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2012, the Corporation had available credit in the amount of $27,367,000 on this line with no outstanding advances. At December 31, 2011, the Corporation had available credit in the amount of $27,438,000 on this line with no outstanding advances. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $28,432,000 at December 31, 2012 and $28,681,000 at December 31, 2011.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The carrying value of the underlying securities was $11,179,000 at December 31, 2012 and $19,837,000 at December 31, 2011.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	At December 31,
	2012	2011

FHLB-Pittsburgh borrowings	$15,812	$40,363
Repurchase agreements	68,000	85,000
Total long-term borrowings	$83,812	$125,363

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	At December 31,
	2012	2011
Loans matured in 2012 with rates ranging from 3.66% to 4.82%	$0	$23,507
Loans maturing in 2013 with rates ranging from 2.86% to 3.62%	3,211	3,553
Loan maturing in 2016 with a rate of 6.86%	196	236
Loans maturing in 2017 with rates ranging from 3.81% to 6.83%	10,027	10,032
Loan maturing in 2020 with a rate of 4.79%	1,297	1,892
Loan maturing in 2025 with a rate of 4.91%	1,081	1,143
Total long-term FHLB-Pittsburgh borrowings	$15,812	$40,363

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $516,127,000 at December 31, 2012 and $499,311,000 at December 31, 2011. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $4,712,000 at December 31, 2012 and $6,643,000 at December 31, 2011.

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	At December 31,
	2012	2011
Agreement maturing in 2013 with a rate of 3.13%, prepaid in 2012	$0	$5,000
Agreements maturing in 2017 with rates ranging from 3.60% to 4.27%	68,000	80,000
Total long-term repurchase agreements	$68,000	$85,000

The Corporation incurred losses totaling $2,333,000 from prepayment of repurchase agreement obligations in 2012, including: (1) a loss of $143,000 in the second quarter 2012 on prepayment of the agreement contractually scheduled to mature in 2013, and (2) a loss of $2,190,000 in the third quarter 2012 on prepayment of a total of $12,000,000 of the agreements contractually scheduled to mature in 2017.

In December 2007, the Corporation entered into two repurchase agreements of $40,000,000 each with embedded caps. These repurchase agreements mature in 2017. In the third quarter 2012, the Corporation paid off principal totaling $6,000,000 on each of these agreements, incurring the loss from prepayment noted above and leaving a balance of $34,000,000 outstanding for each agreement at December 31, 2012. One of these borrowings has an interest rate of 3.60% and became putable by the issuer at quarterly intervals starting in December 2010. The other borrowing has an interest rate of 4.27% and became putable by the issuer at quarterly intervals starting in December 2012. Each of these borrowings contained an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR were higher than 5.15%, the Corporation’s interest rate payable would decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded cap on one of the agreements expired in December 2010, and the embedded cap on the other agreement expired in December 2012.

Securities sold under repurchase agreements were delivered to the broker-dealers who arranged the transactions. The broker-dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and have agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The carrying value of the underlying securities was $89,428,000 at December 31, 2012 and $110,759,000 at December 31, 2011. Average daily repurchase agreement borrowings amounted to $78,790,000 in 2012, $90,644,000 in 2011 and $94,097,000 in 2010. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $85,000,000 in 2012, $92,500,000 in 2011 and $97,500,000 in 2010. The weighted average interest rate on repurchase agreements was 3.97% in 2012, 3.93% in 2011 and 3.93% in 2010.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. This plan contains a cost-sharing feature, designed to cause participants to pay for all future increases in premiums (after January 1, 1993) related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2012 and December 31, 2011, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

(In Thousands)

	Pension:		Postretirement:
	2012	2011	2012	2011
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,613	$1,339	$2,054	$1,616
Service cost	0	0	91	83
Interest cost	72	73	81	92
Plan participants' contributions	0	0	199	226
Actuarial (gain) loss	128	222	(87)	322
Benefits paid	(30)	(21)	(257)	(285)
Benefit obligation at end of year	$1,783	$1,613	$2,081	$2,054

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year	$1,057	$1,080	$0	$0
Actual return on plan assets	121	(6)	0	0
Employer contribution	694	4	58	59
Plan participants' contributions	0	0	199	226
Benefits paid	(30)	(21)	(257)	(285)
Fair value of plan assets at end of year	$1,842	$1,057	$0	$0

Funded status at end of year	$59	$(556)	$(2,081)	$(2,054)

At December 31, 2012 and 2011, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:

(In Thousands)	Pension:		Postretirement:
	2012	2011	2012	2011
Other assets	$59
Accrued interest and other liabilities		$556	$2,081	$2,054

At December 31, 2012 and 2011, the following items included in accumulated other comprehensive income (loss) had not been recognized as components of expense:

(In Thousands)	Pension:		Postretirement:
	2012	2011	2012	2011
Net transition obligation	$0	$0	$0	$37
Prior service cost	0	0	94	107
Net actuarial loss (gain)	546	494	230	317
Total	$546	$494	$324	$461

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $32,000 in 2013. For the postretirement plan, the estimated amounts of prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are $14,000 and $2,000, respectively.

The accumulated benefit obligation for the defined benefit pension plan was $1,783,000 at December 31, 2012 and $1,613,000 at December 31, 2011.

The components of net periodic benefit costs from defined benefit plans are as follows:

(In Thousands)	Pension:			Postretirement:
	2012	2011	2010	2012	2011	2010
Service cost	$0	$0	$0	$91	$83	$68
Interest cost	72	73	67	81	92	89
Expected return on plan assets	(72)	(73)	(66)	0	0	0
Amortization of transition (asset) obligation	0	0	0	37	36	36
Amortization of prior service cost	0	0	0	13	14	14
Recognized net actuarial loss	27	5	3	0	0	0
Total net periodic benefit cost	$27	$5	$4	$222	$225	$207

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension:			Postretirement:
	2012	2011	2010	2012	2011	2010
Citizens Trust Company Retirement Plan
and postretirement plan:
Discount rate	4.50%	5.50%	5.50%	4.50%	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2012 and 2011 are as follows:

	Pension:		Postretirement:
	2012	2011	2012	2010
Discount rate	4.00%	4.50%	4.00%	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2013	$21	$112
2014	236	108
2015	20	105
2016	43	109
2017	19	116
2018-2022	1,420	749

No estimated minimum contribution to the defined benefit pension plan is required in 2013, though the Corporation may make discretionary contributions.

The expected return on pension plan (Citizens Trust Company Retirement Plan) assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Cash and cash equivalents	37%	3%
Debt securities	24%	39%
Equity securities	27%	40%
Alternative funds	12%	18%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the Citizens Trust Company Retirement Plan (pension plan) assets. Most of the Plan’s securities are mutual funds, including mutual funds principally invested in debt securities, mutual funds invested in a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks, and mutual funds invested in alternative asset classes such as real estate, commodities and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 6). At December 31, 2012, the targeted asset allocation for the pension plan was 26% equity securities, 61% debt securities, 11% alternative assets and 2% cash. The comparatively high allocation of plan assets to cash and cash equivalents at December 31, 2012 reflects receipt of a Corporation contribution in late December 2012 that had not been transferred to other asset categories. At December 31, 2011, the targeted asset allocation for the pension plan was 43% equity securities, 38% debt securities, 17% alternative assets and 2% cash. The targeted asset allocation reflects an attempt to generate a long-term average rate of return necessary to meet the projected benefit obligation, and considers the need for ongoing liquidity necessary to fund benefit payments. Changes in the targeted asset allocation in 2012 reflect possible lump sum distribution requirements within the next 2 to 3 years. The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $587,000 in 2012, $559,000 in 2011 and $511,000 in 2010.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2012 and 2011, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 346,218 shares of Corporation stock at December 31, 2012 and 339,537 shares at December 31, 2011, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $507,000 in 2012, $496,000 in 2011 and $454,000 in 2010.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $140,000 in 2012, $108,000 in 2011 and $95,000 in 2010.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. From 2000 through 2011, except for 2006 when no awards were granted and 2010 (described below), awards granted to all participants under the Stock Incentive Plan included awards of Incentive Stock Options and restricted stock. In 2012, the Corporation’s executive officers were awarded a mix of Incentive Stock Options and restricted stock, while awards to the rest of the senior officers consisted exclusively of restricted stock. Incentive Stock Options granted in 2000 and thereafter have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. Except for the 2010 award, restricted stock awards through 2011 vest ratably over 3 years. Restricted stock awards to executive officers in 2012 vest ratably over 3 years, while 2012 restricted stock awards to the rest of the senior officers vest ratably over 4 years. For restricted stock awards granted under the Stock Incentive Plan in 2012, 2011, 2009 and 2008, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. The Corporation met the ROAE target for the 2012, 2011, 2010 and 2008 plan years, but did not meet the ROAE target for the 2009 plan year. In 2010, the only award under the Stock Incentive Plan was 9,125 shares of restricted stock to the Chief Executive Officer. The 2010 award provides that vesting will occur upon the earliest of (i) the third anniversary of the date of grant, (ii) death or disability or (iii) the occurrence of a change in control of the Corporation. There are 360,849 shares available for issuance under the Stock Incentive Plan as of December 31, 2012.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards vest ratably over 3 years. There were no awards made under the Independent Directors Stock Incentive Plan in 2006 and 2010. There are 39,450 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2012.

The Corporation records stock option expense based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2012	2011	2010
Volatility	41%	37%	N/A
Expected option lives	7 Years	8 Years	N/A
Risk-free interest rate	1.53%	3.10%	N/A
Dividend yield	3.97%	3.86%	N/A

Management estimated the lives for options based on the Corporation’s average historical experience with both plans. The Corporation utilized its historical volatility and dividend yield over the immediately prior 7-year period to estimate future levels of volatility and dividend yield for the 2012 awards, and utilized its historical volatility and dividend yield over the immediately prior 8-year period in estimating the value of the 2011 awards. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

Total stock-based compensation expense is as follows:

(In Thousands)	2012	2011	2010
Stock options	$247	$279	$0
Restricted stock	320	144	67
Total	$567	$423	$67

A summary of stock option activity is presented below:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	301,797	$19.05	226,894	$20.54	306,358	$20.53
Granted	64,757	$18.54	93,674	$15.06	0
Exercised	(17,284)	$16.20	(13,042)	$16.71	0
Forfeited	(6,830)	$21.51	(5,501)	$18.30	(76,331)	$20.74
Expired	(4,770)	$17.00	(228)	$14.17	(3,133)	$14.11
Outstanding, end of year	337,670	$19.08	301,797	$19.05	226,894	$20.54
Options exercisable at year-end	337,670	$19.08	301,797	$19.05	226,894	$20.54
Weighted-average fair value of options granted		$5.15		$4.26		N/A
Weighted-average fair value of options forfeited		$4.03		$3.95		$3.03

The weighted-average remaining contractual term of outstanding stock options at December 31, 2012 was 5.9 years. The aggregate intrinsic value of stock options outstanding (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2012) was $403,000 at December 31, 2012. The total intrinsic value of options exercised was $72,000 in 2012 and $17,000 in 2011. There were no options exercised in 2010.

The following summarizes non-vested stock options and restricted stock activity as of and for the year ended December 31, 2012:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Outstanding, December 31, 2011	0		27,071	$14.35
Granted	64,757	$5.15	42,552	$18.54
Vested	(64,757)	$5.15	(7,005)	$16.08
Forfeited	0		(3,560)	$17.85
Outstanding, December 31, 2012	0		59,058	$16.95

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. As of December 31, 2012, there was $614,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

Effective January 3, 2013, the Corporation granted options to purchase a total of 64,050 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $19.21 per share, which was the market price at the date of grant, as determined under the Plans. The Corporation’s preliminary estimate of stock option compensation expense in 2013 is approximately $262,000. Management expects to use the Black-Scholes-Merton option-pricing model to measure compensation cost for these options. Also, effective January 3, 2013, the Corporation awarded a total of 37,886 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Total estimated restricted stock expense for 2013 is $477,000. The stock options and restricted stock awards made in January 2013 are not included in the tables above.

The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2012. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2013.

14. INCOME TAXES

The net deferred tax asset at December 31, 2012 and 2011 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2012	2011
Deferred tax assets:
Defined benefit plans - ASC 835	$305	$324
Net realized losses on securities	1,254	3,175
Allowance for loan losses	2,400	2,697
Credit for alternative minimum tax paid	3,609	4,569
Net operating loss carryforwards	0	44
General business credit carryforwards	0	831
Other deferred tax assets	2,019	1,671
Total deferred tax assets	9,587	13,311

Deferred tax liabilities:
Unrealized holding gains on securities	6,228	5,559
Bank premises and equipment	1,337	1,357
Core deposit intangibles	48	74
Other deferred tax liabilities	249	148
Total deferred tax liabilities	7,862	7,138
Deferred tax asset, net	$1,725	$6,173

The provision for income taxes includes the following:

(In thousands)	2012	2011	2010
Currently payable (refundable)	$4,545	$4,792	($735)
Tax expense resulting from allocations of certain tax benefits to equity or as a reduction in other assets	121	104	164
Deferred	3,760	3,818	6,371
Total provision	$8,426	$8,714	$5,800

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

(Amounts in thousands)	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Expected provision	$10,896	35.00	$11,229	35.00	$8,699	35.00
Valuation allowance on deferred tax assets	0	0.00	0	0.00	(373)	(1.50)
Tax-exempt interest income	(2,287)	(7.35)	(2,292)	(7.14)	(2,208)	(8.88)
Nondeductible interest expense	92	0.30	129	0.40	169	0.68
Dividends received deduction	(78)	(0.25)	(66)	(0.21)	(64)	(0.26)
Increase in cash surrender value of life insurance	(159)	(0.51)	(178)	(0.55)	(163)	(0.66)
Employee stock option compensation	62	0.20	85	0.26	0	0.00
Other, net	(100)	(0.32)	60	0.19	(80)	(0.32)
Surtax exemption	0	0.00	(253)	(0.79)	(180)	(0.72)
Effective income tax provision	$8,426	27.07	$8,714	27.16	$5,800	23.34

The deferred tax asset from realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through December 31, 2012. Of the total deferred tax asset from realized losses on securities, $346,000 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2009.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
11 directors, 7 executive officers 2012	$12,997	$2,517	($1,424)	$35	$14,125
12 directors, 6 executive officers 2011	$11,345	$2,756	($1,107)	$3	$12,997
12 directors, 6 executive officers 2010	$9,914	$1,939	($1,700)	$1,192	$11,345

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

Deposits from related parties held by the Corporation amounted to $4,505,000 at December 31, 2012 and $4,098,000 at December 31, 2011.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2012 and 2011 are as follows:

(In Thousands)	2012	2011
Commitments to extend credit	$165,972	$182,833
Standby letters of credit	22,108	22,849

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2012 and 2011.

Standby letters of credit as of December 31, 2012 expire as follows:

Amount
Year of Expiration	(In Thousands)
2013	$13,895
2014	2,901
2015	278
2016	2,587
2018 and Thereafter	2,447
Total	$22,108

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and C&N Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and C&N Bank’s actual capital amounts and ratios are also presented in the following table:

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$165,972	24.01%	$55,299	≥8%	n/a	n/a
C&N Bank	152,462	22.31%	54,665	≥8%	$68,331	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	158,008	22.86%	27,650	≥4%	n/a	n/a
C&N Bank	145,596	21.31%	27,332	≥4%	40,998	≥6%
Tier 1 capital to average assets:
Consolidated	158,008	12.53%	50,459	≥4%	n/a	n/a
C&N Bank	145,596	11.64%	50,053	≥4%	62,567	≥5%

December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$149,898	21.17%	$56,636	≥8%	n/a	n/a
C&N Bank	137,717	19.66%	56,046	≥8%	$70,058	≥10%
Tier 1 capital to risk-weighted assets:
Consolidated	141,255	19.95%	28,318	≥4%	n/a	n/a
C&N Bank	129,978	18.55%	28,023	≥4%	42,035	≥6%
Tier 1 capital to average assets:
Consolidated	141,255	10.93%	51,712	≥4%	n/a	n/a
C&N Bank	129,978	10.14%	51,285	≥4%	64,107	≥5%

Banking regulators limit the amount of dividends that may be paid by the Citizens & Northern Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $83,318,000 at December 31, 2012, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $14,705,000 at December 31, 2012.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2012	2011
ASSETS
Cash	$1,895	$1,361
Investment in subsidiaries:
Citizens & Northern Bank	168,542	154,473
Citizens & Northern Investment Corporation	9,081	8,289
Bucktail Life Insurance Company	3,267	3,139
Other assets	7	123
TOTAL ASSETS	$182,792	$167,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$6	$0
Stockholders' equity	182,786	167,385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$182,792	$167,385

CONDENSED INCOME STATEMENT
(In Thousands)	2012	2011	2010
Dividends from Citizens & Northern Bank	$9,245	$7,856	$31,170
Dividends from non-bank subsidiaries	0	0	3
Other income	0	0	10
Expenses	(105)	(94)	(188)
Income before equity in undistributed income
of subsidiaries	9,140	7,762	30,995
Equity in undistributed income of subsidiaries	13,565	15,606	(11,940)
NET INCOME	$22,705	$23,368	$19,055

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,705	$23,368	$19,055
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(13,565)	(15,606)	11,940
Decrease (increase) in other assets	116	11	(55)
Increase (decrease) in other liabilities	6	(62)	(6)
Net Cash Provided by Operating Activities	9,262	7,711	30,934
CASH FLOWS FROM INVESTING ACTIVITIES,
Proceeds from merger with Canisteo Valley Corporation	0	0	47
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	229	71	0
Tax benefit from compensation plans, net	104	67	40
Purchase of treasury stock	0	(1,022)	0
Payment to repurchase preferred stock and warrant	0	0	(26,840)
Dividends paid	(9,061)	(6,224)	(5,249)
Net Cash Used in Financing Activities	(8,728)	(7,108)	(32,049)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	534	603	(1,068)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,361	758	1,826
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,895	$1,361	$758

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2012 and 2011:

	2012 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$14,776	$14,529	$13,836	$13,491
Interest expense	2,502	2,401	2,228	1,900
Net interest income	12,274	12,128	11,608	11,591
(Credit) provision for loan losses	(182)	367	236	(133)
Net interest income after (credit) provision for loan losses	12,456	11,761	11,372	11,724
Other income	3,759	4,095	4,103	4,360
Net (losses) gains on available-for-sale securities	(2)	203	2,430	51
Loss on prepayment of debt	0	143	2,190	0
Other expenses	8,517	8,137	8,207	7,987
Income before income tax provision	7,696	7,779	7,508	8,148
Income tax provision	2,109	2,094	2,014	2,209
Net income available to common shareholders	$5,587	$5,685	$5,494	$5,939
Net income per share – basic	$0.46	$0.46	$0.45	$0.48
Net income per share – diluted	$0.46	$0.46	$0.45	$0.48

	2011 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$15,298	$15,443	$15,317	$15,198
Interest expense	4,016	3,628	3,108	2,804
Net interest income	11,282	11,815	12,209	12,394
(Credit) provision for loan losses	(192)	31	(37)	(87)
Net interest income after (credit) provision for loan losses	11,474	11,784	12,246	12,481
Other income	2,555	3,673	3,999	3,711
Net gains on available-for-sale securities	1,839	163	26	188
Other expenses	8,263	7,794	8,052	7,948
Income before income tax provision	7,605	7,826	8,219	8,432
Income tax provision	2,064	2,129	2,230	2,291
Net income available to common shareholders	$5,541	$5,697	$5,989	$6,141
Net income per share – basic	$0.46	$0.47	$0.49	$0.51
Net income per share – diluted	$0.45	$0.47	$0.49	$0.51

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

In 2009, the Corporation recorded issuance of the Preferred Stock and Warrant as increases in stockholders’ equity. Proceeds from the transaction, net of direct issuance costs of $31,000, were allocated between Preferred Stock and the Warrant based on their respective fair values at the date of issuance. The fair value of the Preferred Stock was estimated based on dividend rates on recent preferred stock and other capital issuances by banking companies, and the fair value of the Warrant was estimated using the Black-Scholes-Merton option model. The amount allocated to the Warrant (recorded as an increase in Paid in Capital) was $821,000, and the amount initially allocated to Preferred Stock was $25,588,000. As a result, the Preferred Stock’s initial carrying value was at a discount to the liquidation value or stated value of $26,440,000. In accordance with the SEC’s Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” the discount is considered an unstated dividend cost that shall be accreted over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the Preferred Stock by a corresponding amount. The discount was therefore being accreted over five years, resulting in an effective dividend rate (including stated dividends and the accretion of the discount on Preferred Stock) of 5.80%. In 2010, total dividends on Preferred Stock were deducted from net income to arrive at net income available to common shareholders in the Consolidated Statements of Operations. Dividends on Preferred Stock included quarterly dividends paid, plus dividends accrued based on the stated value and the accretion of the discount on Preferred Stock. The accretion of the discount on Preferred Stock was $691,000 in 2010, including accelerated discount of $607,000 related to the redemption.

22. IMPAIRMENT OF LIMITED PARTNERSHIP INVESTMENT

In the first quarter 2011, the Corporation reported an impairment loss of $948,000 related to an investment in a real estate limited partnership. This investment had been included in Other Assets in the consolidated balance sheet at December 31, 2010. Based on updated financial information, management prepared an estimated valuation based on cash flow analysis. That analysis showed the estimated cash flows to be derived from the limited partnership’s activities would not be sufficient to provide a return on the Corporation’s limited partnership investment. Accordingly, management made the decision to completely write-off the limited partnership investment in the first quarter 2011.

In addition to the limited partnership investment, the Corporation has a loan receivable from the limited partnership with a balance of $1,021,000 at December 31, 2012 and $1,036,000 at December 31, 2011. The loan was scheduled to mature with a balloon payment of approximately $1,022,000 plus interest due in December 2012; however, the maturity date was extended to June 2013 to permit additional time for sale of the underlying real estate collateral. Based on management’s estimate of the value of the underlying collateral, the Corporation has no allowance for loan losses associated with the loan to the limited partnership at December 31, 2012.

23. SALE-LEASEBACK OF BANK FACILITY

In 2011, the Corporation sold its banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to utilize a portion of the facility. Proceeds from the sale, net of selling costs, amounted to $3,024,000, and the gain on sale of $329,000 is included in Other Operating Income in the Consolidated Statements of Income in the year ended December 31, 2011. The leaseback is for use of approximately 18% of the total building space, for a period of two years with monthly rent of approximately $8,000 per month, plus allocable utilities, property taxes and other building-related expenses identified in the lease. The lease provides the Corporation with an option to renew for an additional two years, for monthly rent of approximately $9,000 per month, plus allocable building-related expenses. The Corporation’s continuing interest in the property is limited to its role as lessee, and the Corporation did not provide financing to the buyer. The Corporation has accounted for the leaseback as an operating lease.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. Citizens & Northern Corporation and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion.

/s/ParenteBeard LLC

Williamsport, Pennsylvania

February 21, 2013

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

The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2012, the Corporation’s internal control over financial reporting was effective.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2012. That report appears below.

February 21, 2013	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

February 21, 2013	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries, and our report dated February 21, 2013 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Williamsport, Pennsylvania

February 21, 2013

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2012 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 7, 2013 for the annual meeting of stockholders to be held on April 16, 2013.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 7, 2013 for the annual meeting of stockholders to be held on April 16, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 7, 2013 for the annual meeting of stockholders to be held on April 16, 2013.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and "Related Person Transaction and Policies" of the Corporation's proxy statement dated March 7, 2013 for the annual meeting of stockholders to be held on April 16, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditors, ParenteBeard LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 7, 2013 for the annual meeting of stockholders to be held on April 16, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	85

Financial Statements:
Consolidated Balance Sheets - December 31, 2012 and 2011	39
Consolidated Statements of Income - Years Ended December 31, 2012, 2011, and 2010	40
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2012, 2011, and 2010	41
Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 2012, 2011, and 2010	42
Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011, and 2010	43 - 44
Notes to Consolidated Financial Statements	45 - 84

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the
Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of Security holders, including
indentures	Not applicable

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Stock Option and Restricted Stock agreement dated January 3, 2013 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Filed herewith

10.2 Form of Stock Option agreement dated January 3, 2013 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.3 Form of Restricted Stock agreement dated January 3, 2013 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Filed herewith

10.4 Form of Indemnification Agreements dated May 2004 between the Corporation and the Directors and certain officers	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 11, 2005

10.5 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Filed herewith

10.6 Form of Indemnification Agreement dated January 19, 2011 between the Corporation and John M. Reber	Incorporated by reference to Exhibit 10.6 filed with Corporation's Form 10-K on Feb. 28, 2011

10.7 Change in Control Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Filed herewith

10.8 Change in Control Agreement dated March 1, 2010 between the Corporation and Charles H. Updegraff, Jr.	Incorporated by reference to Exhibit 10.1 filed with Corporation’s Form 8-K on March 1, 2010

10.9 Change in Control Agreement dated April 15, 2008 between the Corporation and George M. Raup	Incorporated by reference to Exhibit 10.9 filed with the Corporation's Form 10-K on March 6, 2009

10.10 Change in Control Agreement dated July 21, 2005 between the Corporation and Harold F. Hoose, III	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on March 3, 2006

10.11 Change in Control Agreement dated December 31, 2003 between the Corporation and Thomas L. Rudy, Jr.	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 11, 2005

10.12 Change in Control Agreement dated December 31, 2003 between the Corporation and Mark A. Hughes	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on March 10, 2004

10.13 Change in Control Agreement dated December 31, 2003 between the Corporation and Deborah E. Scott	Incorporated by reference to Exhibit 10.4 filed with the Corporation's Form 10-K on March 10, 2004

10.14 Third Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.15 Second Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on March 10, 2004

10.16 First Amendment to Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.6 filed with the Corporation's Form 10-K on March 10, 2004

10.17 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on March 10, 2004

10.18 First Amendment to Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit B to the Corporation's proxy statement dated March 18, 2008 for the annual meeting of stockholders held on April 15, 2008

10.19 Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit A to the Corporation's proxy statement dated March 19, 2001 for the annual meeting of stockholders held on April 17, 2001.

10.20 Citizens & Northern Corporation Supplemental Executive Retirement Plan (as amended and restated)	Incorporated by reference to Exhibit 10.21 filed with the Corporation's Form 10-K on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 4 to the Consolidated Financial Statements, which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or quarterly report to security holders	Not applicable

14. Code of ethics	The Code of Ethics is available through the Corporation's website at www.cnbankpa.com. To access the Code of Ethics, click on "Investor Relations," followed by "Corporate Governance" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to vote of security holders	Not applicable

23. Consents of experts and counsel	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to shareholders with proxy statement and Form 10-K on March 7, 2013	Filed herewith

100. XBRL-related documents	Not applicable

101. Interactive data file	Furnished herewith*

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

By: /s/ Charles H. Updegraff, Jr
President and Chief Executive Officer

Date: February 21, 2013

By: /s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Edward H. Owlett, III
	Dennis F. Beardslee		Edward H. Owlett, III
	Date: February 21, 2013		Date: February 21, 2013

/s/	Jan E. Fisher	/s/	Leonard Simpson
	Jan E. Fisher		Leonard Simpson
	Date: February 21, 2013		Date: February 21, 2013

/s/	R. Bruce Haner	/s/	James E. Towner
	R. Bruce Haner		James E. Towner
	Date: February 21, 2013		Date: February 21, 2013

/s/	Susan E. Hartley	/s/	Ann M. Tyler
	Susan E. Hartley		Ann M. Tyler
	Date: February 21, 2013		Date: February 21, 2013

/s/	Leo F. Lambert	/s/	Charles H. Updegraff, Jr.
	Leo F. Lambert		Charles H. Updegraff, Jr.
	Date: February 21, 2013		Date: February 21, 2013

/s/	Raymond R. Mattie
Raymond R. Mattie
Date: February 21, 2013

