Form 10-Q
period 2013-03-31
CITIZENS & NORTHERN CORP
filed 2013-05-09
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,332,905 Shares Outstanding on May 6, 2013

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

Index

Part I. Financial Information	3

Item 1. Financial Statements	3

Consolidated Balance Sheets (Unaudited) – March 31, 2013 and December 31, 2012	Page 3

Consolidated Statements of Income (Unaudited) – Three Months March 31, 2013 and 2012	Page 4

Consolidated Statements of Comprehensive Income (Unaudited) – Three Months Ended March 31, 2013 and 2012	Page 5

Consolidated Statements of Cash Flows (Unaudited) – Three Months Ended March 31, 2013 and 2012	Page 6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) - Three Months Ended March 31, 2013 and 2012	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 35 – 50

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 51 – 53

Item 4. Controls and Procedures	Page 53

Part II. Other Information	Pages 54 – 56

Signatures	Page 56

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer

Exhibit 32. Section 1350 Certifications

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks:
Noninterest-bearing	$14,228	$21,356
Interest-bearing	30,841	38,480
Total cash and due from banks	45,069	59,836
Available-for-sale securities, at fair value	459,855	472,577
Loans held for sale	799	2,545

Loans receivable	666,746	683,910
Allowance for loan losses	(7,118)	(6,857)
Loans, net	659,628	677,053
Bank-owned life insurance	21,437	21,344
Accrued interest receivable	4,567	4,281
Bank premises and equipment, net	18,459	18,707
Foreclosed assets held for sale	915	879
Deferred tax asset, net	1,493	1,725
Intangible asset – Core deposit intangibles	125	138
Intangible asset – Goodwill	11,942	11,942
Other assets	16,032	15,880
TOTAL ASSETS	$1,240,321	$1,286,907

LIABILITIES
Deposits:
Noninterest-bearing	$191,330	$189,941
Interest-bearing	776,644	816,165
Total deposits	967,974	1,006,106
Short-term borrowings	4,637	5,567
Long-term borrowings	76,661	83,812
Accrued interest and other liabilities	7,841	8,636
TOTAL LIABILITIES	1,057,113	1,104,121

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at March 31, 2013 and December 31, 2012	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2013 and 2012; issued 12,543,580 at March 31, 2013 and 12,525,411 at December 31, 2012	12,543	12,525
Paid-in capital	68,640	68,622
Retained earnings	96,497	94,839
Treasury stock, at cost; 211,926 shares at March 31, 2013 and 251,376 shares at December 31, 2012	(3,543)	(4,203)
Sub-total	174,137	171,783
Accumulated other comprehensive income:
Unrealized gains on available-for-sale securities	9,223	11,568
Defined benefit plans	(152)	(565)
Total accumulated other comprehensive income	9,071	11,003
TOTAL STOCKHOLDERS' EQUITY	183,208	182,786
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,240,321	$1,286,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	March 31,	March 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$9,225	$10,366
Interest on balances with depository institutions	28	28
Interest on loans to political subdivisions	362	377
Interest on loans held for sale	21	9
Income from available-for-sale securities:
Taxable	1,717	2,658
Tax-exempt	1,212	1,263
Dividends	82	75
Total interest and dividend income	12,647	14,776
INTEREST EXPENSE
Interest on deposits	778	1,350
Interest on short-term borrowings	1	3
Interest on long-term borrowings	821	1,149
Total interest expense	1,600	2,502
Net interest income	11,047	12,274
Provision (credit) for loan losses	183	(182)
Net interest income after provision (credit) for loan losses	10,864	12,456
OTHER INCOME
Service charges on deposit accounts	1,159	1,161
Service charges and fees	201	220
Trust and financial management revenue	944	929
Interchange revenue from debit card transactions	464	495
Net gains from sale of loans	545	265
Increase in cash surrender value of life insurance	93	119
Insurance commissions, fees and premiums	45	34
Other operating income	392	432
Sub-total	3,843	3,655
Total other-than-temporary impairment losses on available-for-sale securities	(25)	(67)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0
Net impairment losses recognized in earnings	(25)	(67)
Realized gains on available-for-sale securities, net	1,184	65
Net realized gains (losses) recognized in earnings on available-for-sale securities	1,159	(2)
Total other income	5,002	3,653
OTHER EXPENSES
Salaries and wages	3,600	3,575
Pensions and other employee benefits	1,255	1,366
Occupancy expense, net	634	636
Furniture and equipment expense	494	482
FDIC assessments	152	146
Pennsylvania shares tax	350	332
Loss on prepayment of debt	1,023	0
Other operating expense	2,068	1,876
Total other expenses	9,576	8,413
Income before income tax provision	6,290	7,696
Income tax provision	1,584	2,109
NET INCOME	$4,706	$5,587

NET INCOME PER SHARE - BASIC	$0.38	$0.46
NET INCOME PER SHARE - DILUTED	$0.38	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income
(In Thousands) (Unaudited)	Three Months Ended
	March 31,
	2013	2012
Net income	$4,706	$5,587

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(2,447)	344
Reclassification adjustment for (gains) losses realized in income	(1,159)	2
Other comprehensive (loss) gain on available-for-sale securities	(3,606)	346

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	636	200
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	0	20
Other comprehensive gain on unfunded retirement obligations	636	220

Other comprehensive (loss) income before income tax	(2,970)	566
Income tax related to other comprehensive loss (income)	1,038	(352)

Net other comprehensive (loss) income	(1,932)	214

Comprehensive income	$2,774	$5,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31,
(In Thousands) (Unaudited)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,706	$5,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	183	(182)
Realized (gains) losses on available-for-sale securities, net	(1,159)	2
Loss on prepayment of debt	1,023	0
Loss (gain) on sale of foreclosed assets, net	3	(104)
Depreciation expense	511	493
Accretion and amortization on securities, net	513	182
Accretion and amortization on loans and deposits, net	(8)	(12)
Amortization of mortgage servicing rights	33	21
Increase in cash surrender value of life insurance	(93)	(119)
Stock-based compensation	287	241
Amortization of core deposit intangibles	13	19
Deferred income taxes	1,270	818
Gains on sales of loans, net	(545)	(265)
Origination of loans for sale	(16,346)	(9,174)
Proceeds from sales of loans	18,471	8,100
Increase in accrued interest receivable and other assets	(1,009)	(2,941)
(Decrease) increase in accrued interest payable and other liabilities	(970)	741
Net Cash Provided by Operating Activities	6,883	3,407
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	0	(480)
Proceeds from sales of available-for-sale securities	23,024	27
Proceeds from calls and maturities of available-for-sale securities	22,614	27,279
Purchase of available-for-sale securities	(35,065)	(31,358)
Redemption of Federal Home Loan Bank of Pittsburgh stock	693	332
Net decrease in loans	17,202	10,094
Purchase of premises and equipment	(263)	(226)
Purchase of investment in limited liability entity	(26)	(214)
Return of principal on limited liability entity investments	37	27
Proceeds from sale of foreclosed assets	9	858
Net Cash Provided by Investing Activities	28,225	6,339
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(38,132)	(1,409)
Net decrease in short-term borrowings	(930)	(920)
Repayments of long-term borrowings	(8,174)	(10,161)
Sale of treasury stock	53	101
Tax benefit from compensation plans	28	22
Common dividends paid	(2,720)	(1,936)
Net Cash Used in Financing Activities	(49,875)	(14,303)
DECREASE IN CASH AND CASH EQUIVALENTS	(14,767)	(4,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,016	56,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,249	$52,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$48	$496
Accrued purchase of available-for-sale securities	$811	$765
Interest paid	$1,609	$2,573
Income taxes paid	$200	$300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2013 and 2012
(In Thousands Except Share and Per Share Data)						Accum. Other
(Unaudited)	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Three Months Ended March 31, 2013:
Balance, December 31, 2012	12,525,411	251,376	$12,525	$68,622	$94,839	$11,003	($4,203)	$182,786
Net income					4,706			4,706
Other comprehensive loss, net						(1,932)		(1,932)
Cash dividends declared on common
stock, $.25 per share					(3,078)			(3,078)
Shares issued for dividend reinvestment
plan	18,169		18	340				358
Shares issued from treasury related to
exercise of stock options		(3,091)		1			52	53
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		1,527		25			(25)	0
Stock-based compensation expense				287				287
Tax effect of stock option exercises				(2)				(2)
Tax benefit from employee benefit plan					30			30
Balance, March 31, 2013	12,543,580	211,926	$12,543	$68,640	$96,497	$9,071	($3,543)	$183,208

Three Months Ended March 31, 2012:
Balance, December 31, 2011	12,460,920	305,391	$12,461	$67,568	$82,302	$10,160	($5,106)	$167,385
Net income					5,587			5,587
Other comprehensive income, net						214		214
Cash dividends declared on common
stock, $.18 per share					(2,196)			(2,196)
Shares issued for dividend
reinvestment plan	12,575		13	247				260
Shares issued from treasury related to
exercise of stock options		(6,835)		(15)			116	101
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		1,741		30			(30)	0
Stock-based compensation expense				241				241
Tax benefit from employee benefit plan					22			22
Balance, March 31, 2012	12,473,495	257,745	$12,474	$67,360	$85,715	$10,374	($4,309)	$171,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2012, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2012 information has been reclassified for consistency with the 2013 presentation.

Operating results reported for the three-month period ended March 31, 2013 might not be indicative of the results for the year ending December 31, 2013. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended March 31, 2013
Earnings per share – basic	$4,706,000	12,321,014	$0.38
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		257,449
Hypothetical share repurchase at $ 19.58		(229,199)
Earnings per share – diluted	$4,706,000	12,349,264	$0.38

Quarter Ended March 31, 2012
Earnings per share – basic	$5,587,000	12,206,870	$0.46
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		271,980
Hypothetical share repurchase at $20.45		(233,098)
Earnings per share – diluted	$5,587,000	12,245,752	$0.46

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 121,878 shares in the three-month period ended March 31, 2013 and 84,144 shares in the three-month period ended March 31, 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($2,447)	$855	($1,592)
Reclassification adjustment for (gains) realized in income	(1,159)	406	(753)
Other comprehensive loss on available-for-sale securities	(3,606)	1,261	(2,345)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	636	(223)	413
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	636	(223)	413

Total other comprehensive loss	($2,970)	$1,038	($1,932)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2012:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$344	($284)	$60
Reclassification adjustment for losses realized in income	2	(1)	1
Other comprehensive gain on available-for-sale securities	346	(285)	61

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	200	(61)	139
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	20	(6)	14
Other comprehensive gain on unfunded retirement obligations	220	(67)	153

Total other comprehensive income	$566	($352)	$214

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended March 31, 2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive income before reclassifications	(1,592)	413	(1,179)
Amounts reclassified from accumulated other
comprehensive income	(753)	0	(753)
Other comprehensive income	(2,345)	413	(1,932)
Balance, end of period	$9,223	($152)	$9,071

Three Months Ended March 31, 2012
Balance, beginning of period	$10,791	($631)	$10,160
Other comprehensive income before reclassifications	60	139	199
Amounts reclassified from accumulated other
comprehensive income	1	14	15
Other comprehensive income	61	153	214
Balance, end of period	$10,852	($478)	$10,374

Items reclassified out of each component of other comprehensive income are as follows:

For the Three Months Ended March 31, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,184)	Realized gains on available-for-sale securities, net
	(1,159)	Total before tax
	406	Income tax effect
	(753)	Net of tax
Amortization of defined benefit pension and postretirement items
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	0	Total before tax
	0	Income tax effect
	0	Net of tax
Total reclassifications for the period	($753)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2013 and December 31, 2012 include the following:

(In thousands)	March 31,	Dec. 31,
	2013	2012
Cash and cash equivalents	$40,249	$55,016
Certificates of deposit	4,820	4,820
Total cash and due from banks	$45,069	$59,836

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $13,921,000 at March 31, 2013 and $14,128,000 at December 31, 2012.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2013 and December 31, 2012, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$36,246	$0	$36,246
Obligations of states and political subdivisions:
Tax-exempt	0	138,910	0	138,910
Taxable	0	27,595	0	27,595
Mortgage-backed securities	0	67,666	0	67,666
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	173,918	0	173,918
Trust preferred securities issued by individual institutions	0	5,163	0	5,163
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	1,659	1,659
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	450,158	1,659	451,817
Marketable equity securities	8,038	0	0	8,038
Total available-for-sale securities	8,038	450,158	1,659	459,855
Servicing rights	0	0	738	738
Total recurring fair value measurements	$8,038	$450,158	$2,397	$460,593

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$2,722	$2,722
Valuation allowance	0	0	(591)	(591)
Impaired loans, net	0	0	2,131	2,131
Foreclosed assets held for sale	0	0	915	915
Total nonrecurring fair value measurements	$0	$0	$3,046	$3,046

		December 31, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$31,217	$0	$31,217
Obligations of states and political subdivisions:
Tax-exempt	0	137,020	0	137,020
Taxable	0	24,817	0	24,817
Mortgage-backed securities	0	80,196	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	183,510	0	183,510
Trust preferred securities issued by individual institutions	0	5,171	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	1,613	1,613
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	462,591	1,613	464,204
Marketable equity securities	8,373	0	0	8,373
Total available-for-sale securities	8,373	462,591	1,613	472,577
Servicing rights	0	0	605	605
Total recurring fair value measurements	$8,373	$462,591	$2,218	$473,182

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$2,710	$2,710
Valuation allowance	0	0	(623)	(623)
Impaired loans, net	0	0	2,087	2,087
Foreclosed assets held for sale	0	0	879	879
Total nonrecurring fair value measurements	$0	$0	$2,966	$2,966

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As of March 31, 2013, the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd. is the only pooled trust preferred security held by the Corporation. Management determined there have been few trades of pooled trust-preferred securities since 2008, except for a limited number of transactions that have taken place as a result of bankruptcies, forced liquidations or similar circumstances. Also, in management’s judgment, there were no available quoted market prices in active markets for assets sufficiently similar to the Corporation’s pooled trust-preferred security to be reliable as observable inputs. Accordingly, the Corporation follows a method of valuing this security using a Level 3 methodology, based on discounted cash flows.

Management has calculated the fair value of the Corporation’s pooled trust-preferred security by applying a discount rate to the estimated cash flows. Management used the cash flow estimates determined using the process described in Note 6 for evaluating the pooled trust-preferred security for other-than-temporary impairment (OTTI). Management used a discount rate considered reflective of a market participant’s expectations regarding the extent of credit and liquidity risk inherent in the security. In establishing the discount rate, management considered: (1) the implied discount rate as of the end of 2007, prior to the market for trust-preferred securities becoming inactive; (2) an adjustment to the year-end 2007 discount rate for the change in the spread between indicative market rates and corresponding risk-free rates; and (3) an additional adjustment for liquidity risk. Management considered the adjustment for liquidity risk necessary in order to give some consideration to price estimates based on trades made under distressed conditions, as reported by brokers and pricing services.

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. At March 31, 2013 and December 31, 2012, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/13	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		3/31/13
Pooled trust preferred securities - senior tranches	$1,659	Discounted cash flow	Issuer defaults	50.26%	Actual deferrals and defaults as % of outstanding collateral
				18.13%	Expected additional net deferrals and defaults as % of performing collateral
			Issuer prepayments	41.24%	Expected issuer prepayments as % of performing collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Servicing rights	738	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	258.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/12	Valuation	Unobservable		Method or Value As of
Asset	(In Thousands)	Technique	Input(s)		12/31/12
Pooled trust preferred securities - senior tranches	$1,613	Discounted cash flow	Issuer defaults	50.26%	Actual deferrals and defaults as % of outstanding collateral
				19.73%	Expected additional net deferrals and defaults as % of performing collateral
			Issuer prepayments	41.24%	Expected issuer prepayments as % of performing collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Servicing rights	605	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	288.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

Increases (decreases) in actual or expected issuer defaults tend to decrease (increase) the fair value of the Corporation’s pooled trust preferred security. The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended March 31, 2013
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	166	166
Accretion and amortization, net	(1)	0	0	(1)
Proceeds from sales and calls	0	(571)	0	(571)
Realized gains, net	0	571	0	571
Unrealized losses included in earnings	0	0	(33)	(33)
Unrealized gains included in other comprehensive income	47	0	0	47
Balance, end of period	$1,659	$0	$738	$2,397

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Three Months Ended March 31, 2012
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	55	55
Accretion and amortization, net	(3)	0	0	(3)
Proceeds from sales and calls	0	(27)	0	(27)
Realized gains, net	0	27	0	27
Unrealized losses included in earnings	0	0	(21)	(21)
Unrealized gains included in other comprehensive income	3	52	0	55
Balance, end of period	$4,638	$782	$409	$5,829

No other-than-temporary impairment losses on securities valued using Level 3 methodologies were recorded in 2013 or 2012.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2013 and December 31, 2012. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	March 31, 2013		December 31, 2012
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$40,249	$40,249	$55,016	$55,016
Certificates of deposit	Level 2	4,820	4,857	4,820	4,860
Available-for-sale securities	See Above	459,855	459,855	472,577	472,577
Restricted equity securities (included in Other Assets)	Level 2	4,149	4,149	4,842	4,842
Loans held for sale	Level 1	799	799	2,545	2,545
Loans, net	Level 3	659,628	673,256	677,053	693,047
Accrued interest receivable	Level 1	4,567	4,567	4,281	4,281
Servicing rights	Level 3	738	738	605	605

Financial liabilities:
Deposits with no stated maturity	Level 1	680,822	680,822	693,687	693,687
Time deposits	Level 3	287,152	289,339	312,419	315,005
Short-term borrowings	Level 3	4,637	4,601	5,567	5,527
Long-term borrowings	Level 3	76,661	87,242	83,812	96,032
Accrued interest payable	Level 1	128	128	137	137

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at March 31, 2013 and December 31, 2012 are summarized as follows:

		March 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$35,802	$504	($60)	$36,246
Obligations of states and political subdivisions:
Tax-exempt	132,917	6,259	(266)	138,910
Taxable	27,215	455	(75)	27,595
Mortgage-backed securities	64,505	3,164	(3)	67,666
Collateralized mortgage obligations,
Issued by U.S. Government agencies	172,222	3,198	(1,502)	173,918
Trust preferred securities issued by individual institutions	5,160	3	0	5,163
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	1,614	45	0	1,659
Other collateralized debt obligations	660	0	0	660
Total debt securities	440,095	13,628	(1,906)	451,817
Marketable equity securities	5,570	2,472	(4)	8,038
Total	$445,665	$16,100	($1,910)	$459,855

		December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$30,695	$572	($50)	$31,217
Obligations of states and political subdivisions:
Tax-exempt	130,168	7,030	(178)	137,020
Taxable	24,426	462	(71)	24,817
Mortgage-backed securities	76,368	3,828	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	179,770	3,887	(147)	183,510
Trust preferred securities issued by individual institutions	5,167	4	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	1,615	0	(2)	1,613
Other collateralized debt obligations	660	0	0	660
Total debt securities	448,869	15,783	(448)	464,204
Marketable equity securities	5,912	2,500	(39)	8,373
Total	$454,781	$18,283	($487)	$472,577

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012:

March 31, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$9,994	($60)	$0	$0	$9,994	($60)
Obligations of states and political subdivisions:
Tax-exempt	12,248	(189)	2,308	(77)	14,556	(266)
Taxable	6,381	(75)	0	0	6,381	(75)
Mortgage-backed securities	5,021	(3)	0	0	5,021	(3)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	58,304	(1,501)	400	(1)	58,704	(1,502)
Total debt securities	91,948	(1,828)	2,708	(78)	94,656	(1,906)
Marketable equity securities	98	(4)	0	0	98	(4)
Total temporarily impaired available-for-sale securities	$92,046	($1,832)	$2,708	($78)	$94,754	($1,910)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,006	($50)	$0	$0	$10,006	($50)
Obligations of states and political subdivisions:
Tax-exempt	7,082	(92)	3,285	(86)	10,367	(178)
Taxable	4,149	(71)	0	0	4,149	(71)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	16,755	(146)	454	(1)	17,209	(147)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	1,613	(2)	1,613	(2)
Total debt securities	37,992	(359)	5,352	(89)	43,344	(448)
Marketable equity securities	95	(6)	67	(33)	162	(39)
Total temporarily impaired available-for-sale securities	$38,087	($365)	$5,419	($122)	$43,506	($487)

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2013	2012
Gross realized gains from sales	$1,302	$65
Gross realized losses from sales	(118)	0
Losses from OTTI impairment	(25)	(67)
Net realized gains (losses)	$1,159	($2)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2013. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$15,462	$15,661
Due from one year through five years	51,601	52,936
Due from five years through ten years	60,436	61,460
Due after ten years	75,869	80,176
Subtotal	203,368	210,233
Mortgage-backed securities	64,505	67,666
Collateralized mortgage obligations,
Issued by U.S. Government agencies	172,222	173,918
Total	$440,095	$451,817

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

Investment securities carried at $295,039,000 at March 31, 2013 and $293,310,000 at December 31, 2012 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2013 is provided below.

Debt Securities

At March 31, 2013, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities, including municipal bonds with no external ratings, at March 31, 2013 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At March 31, 2013, the total amortized cost basis of municipal bonds with no external credit ratings was $21,394,000, with an aggregate unrealized gain of $133,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled payment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table provides detailed information related to a security issued by Astoria Capital Trust I, a subsidiary of Astoria Financial Corporation, which is the only trust preferred security issued by an individual institution held by the Corporation as of March 31, 2013:

Par Amount Outstanding	$5,000
Amortized Cost	5,160
Fair Value	5,163
Unrealized Gain	3
Cumulative Realized Credit Losses	$0
Moody's Credit Rating	Ba1
S&P Credit Rating	BB
Fitch Credit Rating	B+

Management assesses the security shown above for the possibility of OTTI by reviewing financial information that is publicly available. Astoria Financial Corporation has not deferred or defaulted on payments associated with the Corporation’s security. In April 2013, Astoria Financial Corporation announced its intent to redeem (call) the security held by the Corporation in full in May 2013. Pursuant to the terms of the security, it will be redeemed at a premium to the par amount outstanding, and management expects to record a gain related to the redemption of approximately $13,000 in the second quarter 2013.

The Corporation recognized OTTI charges in 2009 and 2010 related to its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010 and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The security had a face amount of $2,000,000 and matured in May 2012. Because the security matured, the Corporation recorded no accretion income in the three-month period ended March 31, 2013 but recorded accretion income totaling $457,000 in the three-month period ended March 31, 2012. For the year ended December 31, 2012, the Corporation recorded accretion income totaling $855,000.

During the first quarter 2013, management sold the Corporation’s holding of the mezzanine tranche of ALESCO Preferred Funding IX, Ltd. for aggregate pretax proceeds of $571,000, which was recorded as a gain on the sale of securities. This security had an original face amount of $3,000,000. In 2009, the Corporation recognized other-than-temporary impairment on this security and wrote the carrying value down to zero.

As of March 31, 2013, the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd. is the only pooled trust preferred security held by the Corporation. The underlying debt securities in this pool are issued by banking companies with geographic and size diversification. Trust-preferred securities typically permit deferral of quarterly interest payments for up to five years. Some of the issuers of trust-preferred securities that are included in the Corporation’s investment have elected to defer payment of interest on their obligations, and some issuers have defaulted.

Management evaluated the Corporation’s investment in the senior tranche of MMCAPS Funding I, Ltd., with an amortized cost of $1,614,000, for OTTI by estimating the cash flows expected to be received from the security, taking into account estimated levels of deferrals and defaults by the underlying issuers. In determining cash flows, management assumed all issuers currently deferring or in default would make no future payments. Management assigned estimated future default levels for the remaining issuers based on financial strength ratings assigned by a national ratings service. The resulting estimates of cash flows used to evaluate other-than-temporary impairment were based on sensitive assumptions regarding the timing and amounts of defaults that may occur, and changes in the assumptions used could produce a different conclusion for the security. Additional details regarding this security and the assumptions used for determining cash flows are included in Note 5 as well as in the following table:

Number of Issuers Currently Performing	8
Moody's Credit Rating	Aa2
Fitch Credit Rating	A
Actual Deferrals and Defaults as % of Outstanding Collateral	50.26%
Expected Additional Net Deferrals and Defaults as % of Performing Collateral	18.13%
Excess Subordination as % of Performing Collateral	67.90%
Expected Issuer Prepayments as % of Performing Collateral	41.24%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The Corporation separates OTTI related to the trust-preferred securities into (a) the amount of the total impairment related to credit loss, which is recognized in the statement of earnings, and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income. The Corporation measures the credit loss component of OTTI based on the difference between: (1) the present value of estimated cash flows, at the book yield in effect prior to recognition of any OTTI, as of the most recent balance sheet date, and (2) the present value of estimated cash flows as of the previous quarter-end balance sheet date based on management’s cash flow assumptions at that time. The Corporation recorded no OTTI losses related to pooled trust-preferred securities in 2013 or 2012.

Equity Securities

The Corporation’s marketable equity securities at March 31, 2013 and December 31, 2012 consisted exclusively of stocks of banking companies. In the first quarter 2013, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $25,000. In the first quarter 2012, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $67,000. Management’s decisions followed evaluations of the issuers’ published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized impairment losses to write each stock down to the most recent trade price at the end of the quarter in which each loss was recognized. At March 31, 2013, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s other bank stock holdings at March 31, 2013 were other than temporarily impaired. Realized gains from sales of bank stocks totaled $521,000 in the first quarter 2013. The Corporation did not sell any bank stocks or realize any gains or losses from sales of bank stocks during the first quarter 2012.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $4,019,000 at March 31, 2013 and $4,712,000 at December 31, 2012. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2013 and December 31, 2012. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Loans outstanding at March 31, 2013 and December 31, 2012 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Mar. 31,	Dec. 31,
	2013	2012
Residential mortgage:
Residential mortgage loans - first liens	$306,754	$311,627
Residential mortgage loans - junior liens	25,567	26,748
Home equity lines of credit	32,237	33,017
1-4 Family residential construction	12,032	12,842
Total residential mortgage	376,590	384,234
Commercial:
Commercial loans secured by real estate	155,474	158,413
Commercial and industrial	47,031	48,442
Political subdivisions	27,366	31,789
Commercial construction and land	28,461	28,200
Loans secured by farmland	11,214	11,403
Multi-family (5 or more) residential	6,478	6,745
Agricultural loans	2,864	3,053
Other commercial loans	238	362
Total commercial	279,126	288,407
Consumer	11,030	11,269
Total	666,746	683,910
Less: allowance for loan losses	(7,118)	(6,857)
Loans, net	$659,628	$677,053

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2013 or December 31, 2012.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2013 and December 31, 2012, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2013 and 2012 were as follows:

Three Months Ended March 31, 2013	December 31,				March 31,
(In Thousands)	2012 Balance	Charge-offs	Recoveries	Provision (Credit)	2013 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($52)	$0	$219	$2,786
Residential mortgage loans - junior liens	247	0	0	(11)	236
Home equity lines of credit	255	0	0	(4)	251
1-4 Family residential construction	96	0	0	49	145
Total residential mortgage	3,217	(52)	0	253	3,418
Commercial:
Commercial loans secured by real estate	1,930	0	250	(274)	1,906
Commercial and industrial	581	(108)	1	123	597
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	0	0	134	368
Loans secured by farmland	129	0	0	(2)	127
Multi-family (5 or more) residential	67	0	0	(2)	65
Agricultural loans	27	0	0	(1)	26
Other commercial loans	3	0	0	(1)	2
Total commercial	2,971	(108)	251	(23)	3,091
Consumer	228	(33)	20	(4)	211
Unallocated	441	0	0	(43)	398

Total Allowance for Loan Losses	$6,857	($193)	$271	$183	$7,118

Three Months Ended March 31, 2012	December 31,				March 31,
(In Thousands)	2011 Balance	Charge-offs	Recoveries	Provision (Credit)	2012 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	($138)	$0	$65	$2,953
Residential mortgage loans - junior liens	266	0	0	(6)	260
Home equity lines of credit	231	0	0	1	232
1-4 Family residential construction	79	0	0	(17)	62
Total residential mortgage	3,602	(138)	0	43	3,507
Commercial:
Commercial loans secured by real estate	2,004	0	0	(84)	1,920
Commercial and industrial	946	0	1	(185)	762
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	0	0	58	325
Loans secured by farmland	126	0	0	(5)	121
Multi-family (5 or more) residential	66	0	0	(3)	63
Agricultural loans	27	0	0	0	27
Other commercial loans	5	0	0	(2)	3
Total commercial	3,441	0	1	(221)	3,221
Consumer	228	(38)	22	(6)	206
Unallocated	434	0	0	2	436

Total Allowance for Loan Losses	$7,705	($176)	$23	($182)	$7,370

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2013 and December 31, 2012:

March 31, 2013:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$290,838	$2,494	$13,231	$191	$306,754
Residential mortgage loans - junior liens	24,346	404	817	0	25,567
Home equity lines of credit	31,730	126	381	0	32,237
1-4 Family residential construction	11,949	0	83	0	12,032
Total residential mortgage	358,863	3,024	14,512	191	376,590
Commercial:
Commercial loans secured by real estate	144,816	5,257	5,084	317	155,474
Commercial and Industrial	40,890	2,748	3,025	368	47,031
Political subdivisions	27,259	107	0	0	27,366
Commercial construction and land	27,007	228	478	748	28,461
Loans secured by farmland	8,704	978	1,500	32	11,214
Multi-family (5 or more) residential	6,091	337	50	0	6,478
Agricultural loans	2,767	36	61	0	2,864
Other commercial loans	238	0	0	0	238
Total commercial	257,772	9,691	10,198	1,465	279,126
Consumer	10,800	11	219	0	11,030

Totals	$627,435	$12,726	$24,929	$1,656	$666,746

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2012:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,929	$3,633	$11,872	$193	$311,627
Residential mortgage loans - junior liens	25,394	420	934	0	26,748
Home equity lines of credit	32,374	130	513	0	33,017
1-4 Family residential construction	12,759	0	83	0	12,842
Total residential mortgage	366,456	4,183	13,402	193	384,234
Commercial:
Commercial loans secured by real estate	146,381	6,994	5,038	0	158,413
Commercial and Industrial	41,237	3,030	3,810	365	48,442
Political subdivisions	31,679	110	0	0	31,789
Commercial construction and land	26,744	231	477	748	28,200
Loans secured by farmland	9,102	751	1,517	33	11,403
Multi-family (5 or more) residential	6,394	342	9	0	6,745
Agricultural loans	2,963	28	62	0	3,053
Other commercial loans	362	0	0	0	362
Total commercial	264,862	11,486	10,913	1,146	288,407
Consumer	11,053	12	203	1	11,269

Totals	$642,371	$15,681	$24,518	$1,340	$683,910

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 72% at March 31, 2013) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of March 31, 2013 and December 31, 2012.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2013 and December 31, 2012:

March 31, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,678	$304,076	$306,754	$171	$2,615	$2,786
Residential mortgage loans - junior liens	219	25,348	25,567	0	236	236
Home equity lines of credit	0	32,237	32,237	0	251	251
1-4 Family residential construction	0	12,032	12,032	0	145	145
Total residential mortgage	2,897	373,693	376,590	171	3,247	3,418
Commercial:
Commercial loans secured by real estate	1,774	153,700	155,474	169	1,737	1,906
Commercial and industrial	743	46,288	47,031	190	407	597
Political subdivisions	0	27,366	27,366	0	0	0
Commercial construction and land	1,004	27,457	28,461	0	368	368
Loans secured by farmland	922	10,292	11,214	32	95	127
Multi-family (5 or more) residential	50	6,428	6,478	0	65	65
Agricultural loans	40	2,824	2,864	0	26	26
Other commercial loans	0	238	238	0	2	2
Total commercial	4,533	274,593	279,126	391	2,700	3,091
Consumer	43	10,987	11,030	29	182	211
Unallocated						398

Total	$7,473	$659,273	$666,746	$591	$6,129	$7,118

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2012	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,341	$309,286	$311,627	$206	$2,413	$2,619
Residential mortgage loans - junior liens	158	26,590	26,748	0	247	247
Home equity lines of credit	0	33,017	33,017	0	255	255
1-4 Family residential construction	0	12,842	12,842	0	96	96
Total residential mortgage	2,499	381,735	384,234	206	3,011	3,217
Commercial:
Commercial loans secured by real estate	1,938	156,475	158,413	146	1,784	1,930
Commercial and industrial	939	47,503	48,442	197	384	581
Political subdivisions	0	31,789	31,789	0	0	0
Commercial construction and land	1,034	27,166	28,200	0	234	234
Loans secured by farmland	923	10,480	11,403	34	95	129
Multi-family (5 or more) residential	9	6,736	6,745	0	67	67
Agricultural loans	40	3,013	3,053	0	27	27
Other commercial loans	0	362	362	0	3	3
Total commercial	4,883	283,524	288,407	377	2,594	2,971
Consumer	47	11,222	11,269	40	188	228
Unallocated						441

Total	$7,429	$676,481	$683,910	$623	$5,793	$6,857

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended
	March 31,
	2013	2012
Average investment in impaired loans	$7,451	$7,120
Interest income recognized on impaired loans	70	83
Interest income recognized on a cash basis on impaired loans	70	83

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31, 2013		December 31, 2012
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,578	$3,042	$1,900	$3,064
Residential mortgage loans - junior liens	83	111	29	111
Home equity lines of credit	40	63	40	200
1-4 Family residential construction	0	83	0	0
Total residential mortgage	1,701	3,299	1,969	3,375
Commercial:
Commercial loans secured by real estate	234	1,331	120	1,338
Commercial and industrial	3	583	68	761
Commercial construction and land	149	887	149	887
Loans secured by farmland	236	923	0	923
Agricultural loans	0	39	0	40
Total commercial	622	3,763	337	3,949
Consumer	28	28	5	29

Totals	$2,351	$7,090	$2,311	$7,353

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013				As of December 31, 2012
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$298,832	$5,491	$2,431	$306,754	$302,373	$6,228	$3,026	$311,627
Residential mortgage loans - junior liens	25,177	206	184	25,567	26,247	371	130	26,748
Home equity lines of credit	31,970	164	103	32,237	32,593	184	240	33,017
1-4 Family residential construction	11,949	0	83	12,032	12,627	215	0	12,842
Total residential mortgage	367,928	5,861	2,801	376,590	373,840	6,998	3,396	384,234
Commercial:
Commercial loans secured by real estate	153,578	516	1,380	155,474	156,834	704	875	158,413
Commercial and industrial	46,162	355	514	47,031	47,569	317	556	48,442
Political subdivisions	27,366	0	0	27,366	31,789	0	0	31,789
Commercial construction and land	27,289	164	1,008	28,461	26,944	248	1,008	28,200
Loans secured by farmland	10,055	33	1,126	11,214	10,438	75	890	11,403
Multi-family (5 or more) residential	6,477	1	0	6,478	6,743	2	0	6,745
Agricultural loans	2,825	0	39	2,864	3,003	10	40	3,053
Other commercial loans	238	0	0	238	362	0	0	362
Total commercial	273,990	1,069	4,067	279,126	283,682	1,356	3,369	288,407
Consumer	10,921	81	28	11,030	11,135	129	5	11,269

Totals	$652,839	$7,011	$6,896	$666,746	$668,657	$8,483	$6,770	$683,910

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2013 and December 31, 2012 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2013 Nonaccrual Totals	$1,900	$645	$4,545	$7,090
December 31, 2012 Nonaccrual Totals	$2,167	$727	$4,459	$7,353

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2013 and December 31, 2012 is as follows:

Troubled Debt Restructurings (TDRs):
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2013 Totals	$829	$0	$184	$1,154	$2,167
December 31, 2012 Totals	$785	$121	$0	$1,155	$2,061

TDRs that occurred during the three-month periods ended March 31, 2013 and 2012 are as follows:

Three Months Ended March 31, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	5	$534	$534
Residential mortgage loans - junior liens	2	37	37

Three Months Ended March 31, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	1	$65	$65

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The TDRs in the three-month period ended March 31, 2013 included extensions of the final maturity date (3 contracts), reduction in interest rate (2 contracts), reduction in payment amount (1 contract) and interest only (1 contract). There was no allowance for loan losses on these loans at March 31, 2013 and no change in the allowance for loan losses resulting from these TDRs.

The TDR in the three-month period ended March 31, 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. There was no allowance for loan losses on this loan at March 31, 2012, and no change in the allowance for loan losses resulting from this TDR.

In the three-month periods ended March 31, 2013 and 2012, there were no changes in the allowance for loan losses resulting from the TDRs that occurred during those periods.

In the first quarter 2013, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. In the first quarter 2012, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Commercial,
Commercial construction and land	1	$950

The event of default in the table above resulted from the borrowers’ failure to make payments due at maturity, based on a loan maturity date that had been extended from the original due date. The allowance for loan losses on this loan was $122,000 at March 31, 2012, an increase of $57,000 over the allowance on the loan at December 31, 2011. In the fourth quarter 2012, the Corporation recorded a partial charge-off of $288,000 related to this loan, leaving an outstanding recorded investment of $662,000 at March 31, 2013 and December 31, 2012. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required at March 31, 2013 and December 31, 2012 on this loan.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Mar. 31,	Dec. 31,
	2013	2012
Customer repurchase agreements	$4,637	$5,567

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2013 and December 31, 2012. The carrying value of the underlying securities was $10,967,000 at March 31, 2013 and $11,179,000 at December 31, 2012.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	Mar. 31,	Dec. 31,
	2013	2012
FHLB-Pittsburgh borrowings	$15,661	$15,812
Repurchase agreements	61,000	68,000
Total long-term borrowings	$76,661	$83,812

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Mar. 31,	Dec. 31,
	2013	2012
Loans maturing in 2013 with rates ranging from 2.86% to 3.62%	$3,123	$3,211
Loan maturing in 2016 with a rate of 6.86%	186	196
Loan maturing in 2017 with a rate of 6.83%	26	27
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	1,260	1,297
Loan maturing in 2025 with a rate of 4.91%	1,066	1,081
Total long-term FHLB-Pittsburgh borrowings	$15,661	$15,812

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $464,916,000 at March 31, 2013 and $471,731,000 at December 31, 2012. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $4,019,000 at March 31, 2013 and $4,712,000 at December 31, 2012.

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Mar. 31,	Dec. 31,
	2013	2012
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$34,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$68,000

The Corporation incurred a loss of $1,023,000 in the first quarter 2013 on prepayment of $7,000,000 of the agreement with an interest rate of 3.595% that is contractually scheduled to mature in 2017.

In December 2007, the Corporation entered into two repurchase agreements of $40,000,000 each with embedded caps. These repurchase agreements mature in 2017. In the third quarter 2012, the Corporation paid off principal totaling $6,000,000 on each of these agreements, incurring a loss from prepayment of $2,190,000 and leaving a balance of $34,000,000 outstanding for each agreement at December 31, 2012. The borrowing with an interest rate of 3.595% became putable by the issuer at quarterly intervals starting in December 2010. The other borrowing has an interest rate of 4.265% and became putable by the issuer at quarterly intervals starting in December 2012. Each of these borrowings contained an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR were higher than 5.15%, the Corporation’s interest rate payable would decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded cap on one of the agreements expired in December 2010, and the embedded cap on the other agreement expired in December 2012.

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $76,057,000 at March 31, 2013 and $89,428,000 at December 31, 2012.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at March 31, 2013 and December 31, 2012, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$0	$0	$10	$23
Interest cost	18	18	14	20
Expected return on plan assets	(23)	(18)	0	0
Amortization of transition (asset) obligation	0	0	0	9
Amortization of prior service cost	0	0	(8)	4
Recognized net actuarial loss	8	7	0	0
Net periodic benefit cost	$3	$7	$16	$56

In the first three months of 2013, the Corporation funded postretirement contributions totaling $15,000, with estimated annual postretirement contributions of $60,000 expected in 2013 for the full year. The Corporation made no contribution to the defined benefit pension plan in the first quarter 2013. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2013, though the Corporation may make discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

In January 2013, the Corporation granted options to purchase a total of 64,050 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2012, the Corporation granted options to purchase a total of 64,757 shares of common stock. The exercise price for the 2013 awards is $19.21 per share, and the exercise price for the 2012 awards is $18.54 per share, based on the market price as of the date of grant. Stock option expense is recognized over the vesting period of each option. The Corporation expects total stock option expense for the year ending December 31, 2013 will be $262,000, and total stock option expense for the year ended December 31, 2012 was $247,000.

The Corporation records stock option expense based on estimated fair value calculated using an option valuation model. In calculating the 2013 and 2012 fair values, the Corporation utilized the Black-Scholes-Merton option-pricing model. The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2013	2012
Fair value of each option granted	$5.56	$5.15
Volatility	41%	41%
Expected option lives	8 Years	7 Years
Risk-free interest rate	1.60%	1.53%
Dividend yield	3.69%	3.97%

In calculating the estimated fair value of stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates. The expected option lives were based on management’s estimates of the average term for all options issued under both plans. In 2013 and 2012, management assumed a 33% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In January 2013, the Corporation awarded a total of 37,886 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2012, a total of 42,552 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first quarter 2013 based on an assumption that the ROAE target for 2013 will be met.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2013	2012
Stock options	$166	$159
Restricted stock	121	82

Total	$287	$241

11. INCOME TAXES

The net deferred tax asset at March 31, 2013 and December 31, 2012 represents the following temporary difference components:

	Mar. 31,	Dec. 31,
(In Thousands)	2013	2012
Deferred tax assets:
Defined benefit plans - ASC 835	$82	$305
Net realized losses on securities	168	1,254
Allowance for loan losses	2,491	2,400
Credit for alternative minimum tax paid	3,818	3,609
Other deferred tax assets	1,833	2,019
Total deferred tax assets	8,392	9,587

Deferred tax liabilities:
Unrealized holding gains on securities	4,967	6,228
Bank premises and equipment	1,493	1,337
Core deposit intangibles	44	48
Other deferred tax liabilities	395	249
Total deferred tax liabilities	6,899	7,862
Deferred tax asset, net	$1,493	$1,725

The deferred tax asset from net realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through March 31, 2013. The deferred tax asset from net realized losses on securities of $168,000 at March 31, 2013 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The provision for income tax for the three-month periods ended March 31, 2013 and 2012 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended
(In thousands)	March 31,
	2013	2012
	(Current)	(Prior Year)
Income before income tax provision	$6,290	$7,696
Income tax provision	1,584	2,109
Effective tax rate	25.18%	27.40%

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

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this standard clarify that the scope of ASU 2011-11 applies to (among other types of instruments) repurchase agreements that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the entity’s financial position. The Corporation has two types of repurchase agreements that have been recognized as borrowings in the unaudited consolidated financial statements: (1) overnight repurchase agreements with customers, and (2) repurchase agreements with a broker-dealer. The Corporation does not offset assets and liabilities related to either of these types of repurchase agreement. The overnight repurchase agreements with customers are not subject to a master netting arrangement or similar arrangement, and accordingly, the disclosure requirements of ASU 2011-11 do not apply. As disclosed in Note 8 to these unaudited consolidated financial statements, the Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and therefore, no netting has occurred.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this standard require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, this standard requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required by U.S. GAAP to be reclassified in their entirety to net income, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. As required, the Corporation has implemented the amendments in this ASU prospectively in Note 3 to these unaudited consolidated financial statements.

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

EARNINGS OVERVIEW

Net income was $4,706,000, or $0.38 per basic and diluted share in the first quarter 2013, representing an annualized return on average assets of 1.50% and an annualized return on average equity of 10.31%. Net income in the first quarter 2013 was down from $5,939,000 ($0.48 per share) in the fourth quarter 2012 and $5,587,000 ($0.46 per share) in the first quarter 2012.

Some of the more significant fluctuations in the components of earnings between the first quarter 2013 and the first quarter 2012 are as follows:

·	In the first quarter 2013, the Corporation generated net realized gains from available-for-sale securities totaling $1,159,000, and also incurred a loss from prepayment of a borrowing of $1,023,000. Net realized losses from available-for-sale securities totaled $2,000, and there were no prepayments of borrowings, in the first quarter 2012. Security gains in the first quarter 2013 included a gain of $571,000 from sale of a pooled trust-preferred security that had been written off in 2009. Also in the first quarter 2013, net realized gains from bank stocks totaled $497,000 and net gains from sales of other securities totaled $91,000. In the most recent quarter, the Corporation prepaid principal of $7 million on a long-term borrowing (repurchase agreement), with an average rate of 3.595%, resulting in the loss on prepayment of $1,023,000. Management estimates the effect of prepaying the $7 million portion of the borrowing, as opposed to reinvesting in securities at a current market yield, will be an after-tax benefit of $75,000 over the next 12 months. After the effect of the prepayment, the remaining balance of long-term borrowings under repurchase agreements was $61 million at March 31, 2013.

·	First quarter 2013 net interest income was $1,227,000 (10.0%) lower than the first quarter 2012 total. The lower level of net interest income in 2013 includes the effects of margin compression due to reductions in long-term interest rates, as C&N’s fully taxable equivalent net interest margin of 4.18% was 0.23% lower than the corresponding first quarter 2012 margin. Also, first quarter 2012 net interest income included accretion income of $457,000 related to the recovery of a previously written down security that matured (with payment in full received) in the second quarter 2012. Other factors that significantly affected first quarter 2013 net interest income in comparison to 2012 included a lower average balance of loans outstanding (down $27.4 million), as well as reductions in average total deposits (down $27.7 million) and borrowed funds (down $35.5 million).

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Noninterest revenue, excluding net gains from available-for-sale securities, totaled $3,843,000 in the first quarter 2013, an increase of $188,000 (5.1%) over the first quarter 2012, as net gains from sales of mortgage loans increased $280,000.

·	Noninterest expense, excluding the loss on prepayment of borrowings described above, totaled $8,553,000 in the first quarter 2013, which was $140,000 (1.7%) higher than the first quarter 2012 total. Other operating expense, which includes many different types of expenses, increased $192,000 (10.2%) in the first quarter 2013 over the first quarter 2012, including a loss from other real estate properties of $3,000 in the first quarter 2013 as compared to net gains from sales of $104,000 in the first quarter 2012. Pensions and other employee benefits expense decreased $111,000 (8.1%) in the first quarter 2013 as compared to the first quarter 2012, including reductions in unemployment compensation, health insurance and postretirement health care expenses.

·	The first quarter 2013 income tax provision of $1,584,000 (25.2% of pre-tax income), was down from $2,109,000 (27.4% of pre-tax income) in the first quarter 2012, mainly as a result of lower pre-tax income.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2012	2012	2012	2012
Interest income	$12,647	$13,491	$13,836	$14,529	$14,776
Interest expense	1,600	1,900	2,228	2,401	2,502
Net interest income	11,047	11,591	11,608	12,128	12,274
Provision (credit) for loan losses	183	(133)	236	367	(182)
Net Interest income after provision (credit)
for loan losses	10,864	11,724	11,372	11,761	12,456
Other income	3,843	4,327	4,122	4,279	3,655
Net gains (losses) on available-for-sale securities	1,159	51	2,430	203	(2)
Loss on prepayment of debt	1,023	0	2,190	143	0
Other expenses	8,553	7,954	8,226	8,321	8,413
Income before income tax provision	6,290	8,148	7,508	7,779	7,696
Income tax provision	1,584	2,209	2,014	2,094	2,109
Net income	$4,706	$5,939	$5,494	$5,685	$5,587
Net income per share – basic	$0.38	$0.48	$0.45	$0.46	$0.46
Net income per share – diluted	$0.38	$0.48	$0.45	$0.46	$0.46

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 7 to the consolidated financial statements. Additional discussion of the Corporation’s allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2013 and March 31, 2012. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $11,870,000 in 2013, $1,253,000 (9.5%) lower than in 2012. As shown in Table IV, net changes in volume had the effect of decreasing net interest income $62,000 in 2013 compared to 2012, and interest rate changes had the effect of decreasing net interest income $1,191,000. The most significant components of the volume change in net interest income in 2013 were a decrease in interest income of $450,000 attributable to a decline in the balance of loans receivable, a decrease in interest expense of $328,000 attributable to a reduction in the balance of borrowed funds, and a decrease in interest expense of $146,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit and Individual Retirement Accounts). The most significant components of the rate change in net interest income in 2013 were a decrease in interest income of $911,000 attributable to lower rates earned on available-for-sale securities, a decrease in interest income of $713,000 attributable to lower rates earned on loans receivable, and a decrease in interest expense of $426,000 due to lower rates paid on interest-bearing deposits. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 4.00% in 2013, as compared to 4.17% in 2012.

In 2012, the Corporation recognized interest income on a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc., which had been written down as OTTI in 2009 and early 2010. The security resumed payment after The South Financial Group, Inc. was acquired by The Toronto-Dominion Bank in late 2010. The security had a face amount of $2,000,000 and matured in May 2012. The yield to maturity recognized by the Corporation was 147.03%. Excluding interest income (including accretion) and the average balance of this security from the calculations used to determine Tables II, III and IV, the interest rate spread and interest margin (fully taxable equivalent net interest income divided by average total earning assets) would be as follows:

	3 Months Ended
	March 31,	March 31,
	2013	2012
Interest rate spread:
Actual from Table III	4.00%	4.17%
Excluding Carolina First security	4.00%	4.02%

Interest margin:
Actual from Table III	4.18%	4.41%
Excluding Carolina First security	4.18%	4.26%

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $13,470,000 in 2013, a decrease of 13.8% from 2012. Interest and fees on loans receivable decreased $1,163,000, or 10.6%. As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $445,735,000 in 2013, a decrease of $13,001,000 (2.8%) from 2012. Net contraction in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency mortgage-backed securities and trust preferred securities. This contraction was partially offset by increases in the balances of U.S. Government agency collateralized mortgage obligations, municipal securities, and U.S. Government agency bonds. The Corporation’s yield on securities fell in 2012 and 2013 because of low market interest rates, the maturity of the Carolina First security noted above, and rapid prepayments on mortgage-backed securities and collateralized mortgage obligations. The average rate of return on available-for-sale securities was 3.32% for 2013 and 4.08% in 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of gross loans receivable decreased 3.9% to $674,769,000 in 2013 from $702,154,000 in 2012. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.88% in 2013 from 6.27% in 2012 as rates on new loans as well as existing, variable-rate loans have decreased.

The average balance of interest-bearing due from banks decreased to $29,638,000 in 2013 from $34,334,000 in 2012. This has consisted primarily of balances held by the Federal Reserve. Although the rate of return on balances with the Federal Reserve is low, the Corporation has maintained relatively high levels of liquid assets in 2012 and 2013 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates in the future.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $902,000, or 36.1%, to $1,600,000 in 2013 from $2,502,000 in 2012. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.74% in 2013 from 1.08% in 2012.

Total average deposits (interest-bearing and noninterest-bearing) decreased 2.8%, to $972,638,000 in 2013 from $1,000,304,000 in 2012. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, demand deposits, and money market accounts were partially offset by increases in average balances of interest checking and savings accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit and Individual Retirement Accounts have decreased significantly in 2013 as compared to 2012.

Total average borrowed funds decreased $35,468,000 to $87,561,000 in 2013 from $123,029,000 in 2012. During 2012 and 2013, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. In May and September 2012, the Corporation prepaid principal totaling $17,000,000 on long-term borrowings (repurchase agreements); the Corporation incurred losses from the prepayments totaling $2,333,000. In March 2013, the Corporation prepaid principal of $7,000,000 on a long-term borrowing (repurchase agreement) with a rate of 3.60%; the Corporation incurred a loss from the prepayment totaling $1,023,000, which is reported in Other Expenses in the Consolidated Statements of Income. Management expects that the prepayments will have a favorable effect on the net interest margin in the future. After the effect of the prepayments, the remaining balance of long-term borrowings under repurchase agreements was $61,000,000 at March 31, 2013. The average rate on borrowed funds was 3.81% in 2013, compared to 3.77% in 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2013	2012	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,799	$2,733	($934)
Tax-exempt	1,846	1,916	(70)
Total available-for-sale securities	3,645	4,649	(1,004)
Interest-bearing due from banks	28	28	0
Loans held for sale	21	9	12
Loans receivable:
Taxable	9,225	10,366	(1,141)
Tax-exempt	551	573	(22)
Total loans receivable	9,776	10,939	(1,163)
Total Interest Income	13,470	15,625	(2,155)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	52	51	1
Money market	72	97	(25)
Savings	29	26	3
Certificates of deposit	461	826	(365)
Individual Retirement Accounts	164	350	(186)
Total interest-bearing deposits	778	1,350	(572)
Borrowed funds:
Short-term	1	3	(2)
Long-term	821	1,149	(328)
Total borrowed funds	822	1,152	(330)
Total Interest Expense	1,600	2,502	(902)

Net Interest Income	$11,870	$13,123	($1,253)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2013	Return/	3/31/2012	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$315,612	2.31%	$331,007	3.32%
Tax-exempt	130,123	5.75%	127,729	6.03%
Total available-for-sale securities	445,735	3.32%	458,736	4.08%
Interest-bearing due from banks	29,638	0.38%	34,334	0.33%
Federal funds sold	15	0.00%	0	0.00%
Loans held for sale	2,193	3.88%	1,057	3.42%
Loans receivable:
Taxable	636,278	5.88%	665,936	6.26%
Tax-exempt	38,491	5.81%	36,218	6.36%
Total loans receivable	674,769	5.88%	702,154	6.27%
Total Earning Assets	1,152,350	4.74%	1,196,281	5.25%
Cash	16,080		16,891
Unrealized gain/loss on securities	16,270		17,923
Allowance for loan losses	(7,126)		(7,739)
Bank premises and equipment	18,655		18,898
Intangible Asset - Core Deposit Intangible	132		204
Intangible Asset - Goodwill	11,942		11,942
Other assets	43,376		48,282
Total Assets	$1,251,679		$1,302,682

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$174,149	0.12%	$161,524	0.13%
Money market	202,129	0.14%	205,866	0.19%
Savings	116,538	0.10%	104,532	0.10%
Certificates of deposit	160,011	1.17%	191,924	1.73%
Individual Retirement Accounts	134,076	0.50%	146,241	0.96%
Other time deposits	845	0.00%	942	0.00%
Total interest-bearing deposits	787,748	0.40%	811,029	0.67%
Borrowed funds:
Short-term	4,220	0.10%	7,422	0.16%
Long-term	83,341	4.00%	115,607	4.00%
Total borrowed funds	87,561	3.81%	123,029	3.77%
Total Interest-bearing Liabilities	875,309	0.74%	934,058	1.08%
Demand deposits	184,890		189,275
Other liabilities	8,875		9,452
Total Liabilities	1,069,074		1,132,785
Stockholders' equity, excluding other comprehensive income/loss	172,578		158,801
Other comprehensive income/loss	10,027		11,096
Total Stockholders' Equity	182,605		169,897
Total Liabilities and Stockholders' Equity	$1,251,679		$1,302,682
Interest Rate Spread		4.00%		4.17%
Net Interest Income/Earning Assets		4.18%		4.41%

Total Deposits (Interest-bearing and Demand)	$972,638		$1,000,304

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/13 vs. 3/31/12
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	($124)	($810)	($934)
Tax-exempt	31	(101)	(70)
Total available-for-sale securities	(93)	(911)	(1,004)
Interest-bearing due from banks	(4)	4	0
Loans held for sale	11	1	12
Loans receivable:
Taxable	(483)	(658)	(1,141)
Tax-exempt	33	(55)	(22)
Total loans receivable	(450)	(713)	(1,163)
Total Interest Income	(536)	(1,619)	(2,155)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	3	(2)	1
Money market	(2)	(23)	(25)
Savings	3	0	3
Certificates of deposit	(123)	(242)	(365)
Individual Retirement Accounts	(27)	(159)	(186)
Total interest-bearing deposits	(146)	(426)	(572)
Borrowed funds:
Short-term	(1)	(1)	(2)
Long-term	(327)	(1)	(328)
Total borrowed funds	(328)	(2)	(330)
Total Interest Expense	(474)	(428)	(902)

Net Interest Income	($62)	($1,191)	($1,253)

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2013	2012	Change	Change
Service charges on deposit accounts	$1,159	$1,161	($2)	(0.2)
Service charges and fees	201	220	(19)	(8.6)
Trust and financial management revenue	944	929	15	1.6
Brokerage revenue	144	168	(24)	(14.3)
Insurance commissions, fees and premiums	45	34	11	32.4
Interchange revenue from debit card transactions	464	495	(31)	(6.3)
Net gains from sales of loans	545	265	280	105.7
Increase in cash surrender value of life insurance	93	119	(26)	(21.8)
Other operating income	248	264	(16)	(6.1)
Total other operating income before realized gains
(losses) on available-for-sale securities, net	$3,843	$3,655	$188	5.1

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $188,000 or 5.1%, in the first three months of 2013 as compared to the first three months of 2012. The most significant variance is related to net gains from sales of loans, which increased $280,000. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The increase in revenue in 2013 reflects increases in volume, including the impact of ongoing refinancing activity.

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2013	2012	Change	Change
Salaries and wages	$3,600	$3,575	$25	0.7
Pensions and other employee benefits	1,255	1,366	(111)	(8.1)
Occupancy expense, net	634	636	(2)	(0.3)
Furniture and equipment expense	494	482	12	2.5
FDIC Assessments	152	146	6	4.1
Pennsylvania shares tax	350	332	18	5.4
Loss on prepayment of debt	1,023	0	1,023	100.0
Other operating expense	2,068	1,876	192	10.2
Total Other Expense	$9,576	$8,413	$1,163	13.8

As shown in Table VI, total noninterest expense increased $1,163,000 or 13.8% in the first three months of 2013 as compared to the first three months of 2012. The increase in expense included the loss on prepayment of debt of $1,023,000, which is discussed in the Earnings Overview section of Management’s Discussion and Analysis. Excluding the loss on prepayment of debt, total noninterest expense increased $140,000, or 1.7%. Other significant variances include the following:

·	Pensions and other employee benefits decreased $111,000, or 8.1%. Unemployment compensation decreased $63,000 as a result of a decrease in the Corporation’s experience-based Pennsylvania rate in 2013. Health care expense decreased $50,000, as the amount of claims incurred during the first quarter 2013 was lower than in the first quarter 2012. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. Postretirement health care expense decreased $40,000, reflecting amendments to the plan that include elimination of the accrual of service time by full-time employees as well as changes to some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Other operating expense increased $192,000, or 10.2%. This category includes many different types of expenses, with the most significant differences in amounts between the first three months of 2013 and 2012 as follows:

➢	In the first quarter 2013, there was a loss of $3,000 related to write-down of a real estate property acquired from a foreclosure, as compared to net gains from sales of real estate acquired via foreclosure of $104,000 in the first quarter 2012
➢	Expense related to a change in third-party merchant processing in the first quarter 2013 of $62,000, with no corresponding expense in the first quarter 2012
➢	Professional fees were $46,000, or 41.4%, higher in the first quarter 2013 as professional fees expense in the first quarter 2012 was reduced $46,000 from reduction of an estimated accrual previously recorded for bank operations-related consulting services
➢	Write-down of non-real estate assets acquired via repossession of $41,000 in the first quarter 2013, with no corresponding expense in the first quarter 2012
➢	Decrease in postage expense of $54,000, mainly due to timing differences associated with large mailings

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

Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2013.

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

The allowance for loan losses was $7,118,000 at March 31, 2013, up from $6,857,000 at December 31, 2012. As shown in Table VIII, the specific allowance on impaired loans totaled $591,000 at March 31, 2013, which was $32,000 lower than the total specific allowance at December 31, 2012. Table VIII also shows the collectively determined components of the allowance for commercial loans and residential mortgages were $106,000 and $236,000, respectively, higher at March 31, 2013 than at December 31, 2012. The collectively determined allowance for these segments were higher mainly because the net charge-off percentage used to determine a portion of the collectively determined allowance was higher in the first three months of 2013 as compared to the percentage used throughout 2012. (The Corporation used net charge-offs as a percentage of average outstanding loans for the previous three calendar years to estimate a portion of the collectively determined allowance at both March 31, 2013 and December 31, 2012.) The collectively evaluated components of the allowance for commercial and residential segments also increased due to slight increases in qualitative factors at March 31, 2013 as compared to December 31, 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The provision for loan losses by segment in the three-month periods ended March 31, 2013 and 2012 is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2013	2012
Residential mortgage	$253	$43
Commercial	(23)	(221)
Consumer	(4)	(6)
Unallocated	(43)	2

Total	$183	($182)

The provision for loan losses was not significantly impacted by the net change in the allowance on impaired loans that were individually evaluated in either the first quarter 2013 or the first quarter 2012. Reductions in outstanding balances of loans for all of the segments contributed to reductions in the provision that would otherwise have been required in the first quarter of 2013 and 2012. The increase in the provision for loan losses for the residential mortgage segment in the first quarter 2013 over the first quarter 2012 resulted from the increases in the net charge-off percentages and qualitative factors used in determining the collective portions of the allowance for loan losses as described above. The $23,000 credit for the commercial segment in the first quarter 2013 included the effect of a recovery of $250,000 on previously charged-off loans, and the $221,000 credit for the commercial segment in the first quarter 2012 included the effect of a reduction in the average three-year net charge-off percentage used in the calculating the collective portion of the allowance.

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table IX shows total impaired loans of $7,473,000 at March 31, 2013, comparable to the corresponding amount at December 31, 2012 of $7,429,000. Table IX reflects a lower amount of total loans past due 30-89 days and still accruing interest at March 31, 2012 of $6,366,000 as compared to the December 31, 2012 total of $7,756,000, mainly due to a lower amount of past due residential mortgage loans. In contrast, total loans past due 90 days or more and still accruing interest was up slightly at March 31, 2013 to $2,351,000 from $2,311,000. As part of its normal quarterly procedures, management reviewed loans past due 90 days or more at March 31, 2013, and determined the loans remaining in accrual status to be well secured and in the process of collection. Mainly as a result of the decrease in nonaccrual loans, total nonperforming loans of $9,441,000 at March 31, 2013 were $223,000 lower than nonperforming loans at December 31, 2012; however, due to the decrease in the total loan portfolio at March 31, 2013, nonperforming loans as a percentage of total loans increased slightly, to 1.42% at March 31, 2013 compared to 1.41% at December 31, 2012. Total nonperforming assets at March 31, 2013 were $10,356,000 compared to $10,543,000 at December 31, 2012. Total nonperforming assets as a percentage of total assets increased slightly to 0.83% from 0.82% at December 31, 2012. The allowance for loan losses was 1.07% of total loans outstanding at March 31, 2013, up from 1.00% at December 31, 2012, and the allowance as a percentage of nonperforming loans was 75.39% at March 31, 2013, up from 70.95% at December 31, 2012. Each period presented in Table IX includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2013. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables VII through X present historical data related to loans and the allowance for loan losses.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	3 Months Ended
	March 31,	March 31,	Years Ended December 31,
	2013	2012	2012	2011	2010	2009	2008
Balance, beginning of year	$6,857	$7,705	$7,705	$9,107	$8,265	$7,857	$8,859
Charge-offs:
Residential mortgage	(52)	(138)	(552)	(100)	(340)	(146)	(173)
Commercial	(108)	0	(498)	(1,189)	(91)	(39)	(1,607)
Consumer	(33)	(38)	(171)	(157)	(188)	(293)	(259)
Total charge-offs	(193)	(176)	(1,221)	(1,446)	(619)	(478)	(2,039)
Recoveries:
Residential mortgage	0	0	18	3	55	8	19
Commercial	251	1	8	255	113	77	22
Consumer	20	22	59	71	102	121	87
Total recoveries	271	23	85	329	270	206	128
Net recoveries (charge-offs)	78	(153)	(1,136)	(1,117)	(349)	(272)	(1,911)
Provision (credit) for loan losses	183	(182)	288	(285)	1,191	680	909
Balance, end of period	$7,118	$7,370	$6,857	$7,705	$9,107	$8,265	$7,857

Net (recoveries) charge-offs as a % of
average loans	(0.01%)	0.02%	0.16%	0.16%	0.05%	0.04%	0.26%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Mar. 31,	As of December 31,
	2013	2012	2011	2010	2009	2008
ASC 310 - Impaired loans	$591	$623	$1,126	$2,288	$1,126	$456
ASC 450 - Collective segments:
Commercial	2,700	2,594	2,811	3,047	2,677	2,654
Residential mortgage	3,247	3,011	3,130	3,227	3,859	3,920
Consumer	182	188	204	232	281	399
Unallocated	398	441	434	313	322	428
Total Allowance	$7,118	$6,857	$7,705	$9,107	$8,265	$7,857

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of
	March 31,	As of December 31,
	2013	2012	2011	2010	2009	2008
Impaired loans with a valuation allowance	$2,722	$2,710	$3,433	$5,457	$2,690	$2,230
Impaired loans without a valuation allowance	4,751	4,719	4,431	3,191	3,257	3,435
Total impaired loans	$7,473	$7,429	$7,864	$8,648	$5,947	$5,665

Total loans past due 30-89 days and still accruing	$6,366	$7,756	$7,898	$7,125	$9,445	$9,875

Nonperforming assets:
Total nonaccrual loans	$7,090	$7,353	$7,197	$10,809	$9,092	$7,200
Total loans past due 90 days or more and still accruing	2,351	2,311	1,267	727	31	1,305
Total nonperforming loans	9,441	9,664	8,464	11,536	9,123	8,505
Foreclosed assets held for sale (real estate)	915	879	1,235	537	873	298
Total nonperforming assets	$10,356	$10,543	$9,699	$12,073	$9,996	$8,803

Loans subject to troubled debt restructurings (TDRs):
Performing	$829	$906	$1,064	$645	$326	$0
Nonperforming	1,338	1,155	2,413	0	0	0
Total TDRs	$2,167	$2,061	$3,477	$645	$326	$0

Total nonperforming loans as a % of loans	1.42%	1.41%	1.19%	1.58%	1.27%	1.14%
Total nonperforming assets as a % of assets	0.83%	0.82%	0.73%	0.92%	0.76%	0.69%
Allowance for loan losses as a % of total loans	1.07%	1.00%	1.09%	1.25%	1.15%	1.06%
Allowance for loan losses as a % of nonperforming loans	75.39%	70.95%	91.03%	78.94%	90.60%	92.38%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	Mar. 31,	As of December 31,
	2013	2012	2011	2010	2009	2008
Residential mortgage:
Residential mortgage loans - first liens	$306,754	$311,627	$331,015	$333,012	$340,268	$353,909
Residential mortgage loans - junior liens	25,567	26,748	28,851	31,590	35,734	40,657
Home equity lines of credit	32,237	33,017	30,037	26,853	23,577	21,304
1-4 Family residential construction	12,032	12,842	9,959	14,379	11,452	11,262
Total residential mortgage	376,590	384,234	399,862	405,834	411,031	427,132
Commercial:
Commercial loans secured by real estate	155,474	158,413	156,388	167,094	163,483	165,979
Commercial and industrial	47,031	48,442	57,191	59,005	49,753	48,295
Political subdivisions	27,366	31,789	37,620	36,480	37,598	38,790
Commercial construction and land	28,461	28,200	23,518	24,004	15,264	13,730
Loans secured by farmland	11,214	11,403	10,949	11,353	11,856	9,140
Multi-family (5 or more) residential	6,478	6,745	6,583	7,781	8,338	8,367
Agricultural loans	2,864	3,053	2,987	3,472	3,848	4,495
Other commercial loans	238	362	552	392	638	884
Total commercial	279,126	288,407	295,788	309,581	290,778	289,680
Consumer	11,030	11,269	12,665	14,996	19,202	26,732
Total	666,746	683,910	708,315	730,411	721,011	743,544
Less: allowance for loan losses	(7,118)	(6,857)	(7,705)	(9,107)	(8,265)	(7,857)
Loans, net	$659,628	$677,053	$700,610	$721,304	$712,746	$735,687

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2013, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $26,021,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,944,000 at March 31, 2013.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2013 and December 31, 2012 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2013	2012	2013	2012	2013	2012
Federal Home Loan Bank of Pittsburgh	$17,658	$17,809	$308,280	$328,023	$325,938	$345,832
Federal Reserve Bank Discount Window	0	0	26,901	27,367	26,901	27,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$17,658	$17,809	$380,181	$400,390	$397,839	$418,199

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $15,661,000 as well as a letter of credit in the amount of $1,997,000. At December 31, 2012, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $15,812,000 as well as a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 8 of the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At March 31, 2013, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $241,643,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at March 31, 2013 and December 31, 2012 are presented below. Management believes, as of March 31, 2013 and December 31, 2012, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$169,863	25.05%	$54,258	³8%	n/a	n/a
C&N Bank	155,873	23.25%	53,628	³8%	$67,035	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	161,634	23.83%	27,129	³4%	n/a	n/a
C&N Bank	148,735	22.19%	26,814	³4%	40,221	³6%
Tier 1 capital to average assets:
Consolidated	161,634	13.15%	49,173	³4%	n/a	n/a
C&N Bank	148,735	12.20%	48,774	³4%	60,967	³5%

December 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$165,972	24.01%	$55,299	³8%	n/a	n/a
C&N Bank	152,462	22.31%	54,665	³8%	$68,331	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	158,008	22.86%	27,650	³4%	n/a	n/a
C&N Bank	145,596	21.31%	27,332	³4%	40,998	³6%
Tier 1 capital to average assets:
Consolidated	158,008	12.53%	50,459	³4%	n/a	n/a
C&N Bank	145,596	11.64%	50,053	³4%	62,567	³5%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In June 2012, the federal regulatory authorities jointly issued a Notice of Proposed Rulemaking that would revise the general risk-based capital rules to incorporate revisions by the Basel Committee on Banking Supervision to the Basel capital framework (“Basel III”). Generally, the proposed rule revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for residential mortgages and past due loans and provides a transition period for several aspects of the proposed rule. The standards set forth in the proposed rule would require bank holding companies and their bank subsidiaries to maintain substantially more capital, with greater emphasis on common equity. Subsequent to the review and comment period which ended in October 2012, the banking regulators announced the project was being delayed. The timing for adoption of final rules to implement the Basel III capital framework is uncertain, and the final rules applicable to the Corporation and C&N Bank may be substantially different from the Basel III framework initially proposed. The Corporation plans to monitor Basel III capital rules to ensure compliance, once finalized.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $9,223,000 at March 31, 2013 and $11,568,000 at December 31, 2012. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2013.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was ($152,000) at March 31, 2013 and ($565,000) at December 31, 2012.

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. Accordingly, the Corporation has included Statements of Comprehensive Income in the unaudited consolidated financial statements for the three-month periods ended March 31, 2013 and 2012.

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

Comprehensive Income totaled $2,774,000 for the three months ended March 31, 2013 as compared to $5,801,000 in the first three months of 2012. In the first three months of 2013, Comprehensive Income included: (1) Net Income of $4,706,000, which was $881,000 lower than in the three months of 2012; (2) Other Comprehensive Loss from unrealized gains on available-for-sale securities, net of deferred income tax, of $2,345,000 as compared to Other Comprehensive Income of $61,000 in the three months of 2012; and (3) Other Comprehensive Income from defined benefit plans of $413,000 in the first three months of 2013 as compared to $214,000 in the first three months of 2012.

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income in the first quarter 2013, down from 27% in the first quarter 2012. The provision for income tax for the interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The lower effective tax rate in 2013 is mainly attributable to lower pre-tax income in the first quarter 2013. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2013, the net deferred tax asset was $1,493,000, down $232,000 from the balance at December 31, 2012. In the first quarter 2013, the deferred tax asset from net realized losses on securities fell to $168,000, a reduction of $1,086,000 from December 31, 2012, mainly due to the sale of a pooled trust-preferred security for which OTTI had been recorded for financial reporting purposes in previous years. The deferred tax liability associated with unrealized gains on available-for-sale securities fell to $4,967,000 at March 31, 2013, a reduction of $1,261,000 from December 31, 2012, because of a reduction in unrealized gains on available-for-sale securities.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at March 31, 2013 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through early 2013. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Further, the Federal Reserve announced that it expects to continue exceptionally accommodative monetary policies with a general target of maintaining accommodative policy until the U.S. unemployment rate hits a sustainable level of 6.5% or less.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of January 31, 2013 and October 31, 2012. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

January 31, 2013 Data
(In Thousands)		Period Ending January 31, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$58,156	$24,040	$34,116	-18.8%	25.0%
+300	55,741	19,110	36,631	-12.8%	20.0%
+200	53,280	14,658	38,622	-8.0%	15.0%
+100	50,722	10,338	40,384	-3.8%	10.0%
0	48,020	6,019	42,001	0.0%	0.0%
-100	45,263	5,708	39,555	-5.8%	10.0%
-200	44,394	5,700	38,694	-7.9%	15.0%
-300	44,117	5,700	38,417	-8.5%	20.0%
-400	43,982	5,700	38,282	-8.9%	25.0%

	Market Value of Portfolio Equity at January 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$165,347	-22.9%	50.0%
+300	178,593	-16.7%	45.0%
+200	192,117	-10.4%	35.0%
+100	204,270	-4.8%	25.0%
0	214,516	0.0%	0.0%
-100	211,168	-1.6%	25.0%
-200	230,864	7.6%	35.0%
-300	267,737	24.8%	45.0%
-400	308,891	44.0%	50.0%

October 31, 2012 Data
(In Thousands)		Period Ending October 31, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$60,813	$26,050	$34,763	-18.9%	25.0%
+300	58,329	20,789	37,540	-12.4%	20.0%
+200	55,398	16,004	39,394	-8.1%	15.0%
+100	52,592	11,338	41,254	-3.7%	10.0%
0	49,534	6,673	42,861	0.0%	0.0%
-100	46,881	6,236	40,645	-5.2%	10.0%
-200	46,178	6,233	39,945	-6.8%	15.0%
-300	45,925	6,233	39,692	-7.4%	20.0%
-400	45,800	6,233	39,567	-7.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$165,826	-21.7%	50.0%
+300	179,904	-15.1%	45.0%
+200	193,117	-8.8%	35.0%
+100	204,290	-3.6%	25.0%
0	211,846	0.0%	0.0%
-100	207,561	-2.0%	25.0%
-200	230,184	8.7%	35.0%
-300	268,229	26.6%	45.0%
-400	309,611	46.1%	50.0%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 6 of the consolidated financial statements, the Corporation recognized other-than-temporary impairment losses related to bank stocks of $25,000 in the first quarter 2013 and $67,000 in the first quarter 2012.

Equity securities held as of March 31, 2013 and December 31, 2012 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2013.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)

	March 31,	Dec. 31,
	2013	2012
Cost	$5,570	$5,912
Fair Value	8,038	8,373
Hypothetical 10% Decline In Market Value	(804)	(837)
Hypothetical 20% Decline In Market Value	(1,608)	(1,675)

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

There have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 21, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of March 31, 2013, the maximum additional value available for purchases under this program was $980,694.

In the first quarter 2013, the Corporation made no purchases of its equity securities.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6. Exhibits

2. Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including indentures	Not applicable

10. Material contracts:
10.1 Form of Stock Option and Restricted Stock agreement dated January 3, 2013 between the Corporation and its independent directors pursuant to the Citizens & Northern Corporation Independent Directors Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 filed with the Corporation's Form 10-K on February 21, 2013

10.2 Form of Stock Option agreement dated January 3, 2013 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.2 filed with the Corporation's Form 10-K on February 21, 2013

10.3 Form of Restricted Stock agreement dated January 3, 2013 between the Corporation and certain officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.3 filed with the Corporation's Form 10-K on February 21, 2013

10.4 Not used

10.5 Form of Indemnification Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.5 filed with the Corporation's Form 10-K on February 21, 2013

10.6 Not used

10.7 Change in Control Agreement dated January 2, 2013 between the Corporation and Shelley L. D'Haene	Incorporated by reference to Exhibit 10.7 filed with the Corporation's Form 10-K on February 21, 2013

11. Statement re: computation of per share earnings	Information concerning the computation of earnings per share is provided in Note 2 to the unaudited consolidated financial statements, which is included in Part I, Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to vote of security holders	Not applicable

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Furnished herewith*

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

CITIZENS & NORTHERN CORPORATION

May 9, 2013	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

May 9, 2013	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

