Form 10-Q
period 2013-06-30
CITIZENS & NORTHERN CORP
filed 2013-08-08
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,354,505 Shares Outstanding on August 1, 2013

CITIZENS & NORTHERN CORPORATION

Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – June 30, 2013 and December 31, 2012	Page 3

Consolidated Statements of Income (Unaudited) – Three-Month and
Six-Month Periods Ended June 30, 2013 and 2012	Page 4

Consolidated Statements of Comprehensive Income (Unaudited) -
Three-Month and Six-Month Periods Ended June 30, 2013 and 2012	Page 5

Consolidated Statements of Cash Flows (Unaudited) – Six Months
Ended June 30, 2013 and 2012	Page 6

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) - Six Months Ended June 30, 2013 and 2012	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 36

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 37 – 55

Item 3. Quantitative and Qualitative Disclosures About Market Risk	Pages 56 – 58

Item 4. Controls and Procedures	Page 58

Part II. Other Information	Pages 59 – 60

Signatures	Page 61

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks:
Noninterest-bearing	$19,085	$21,356
Interest-bearing	16,691	38,480
Total cash and due from banks	35,776	59,836
Available-for-sale securities, at fair value	470,068	472,577
Loans held for sale	725	2,545

Loans receivable	654,970	683,910
Allowance for loan losses	(7,198)	(6,857)
Loans, net	647,772	677,053
Bank-owned life insurance	21,536	21,344
Accrued interest receivable	4,180	4,281
Bank premises and equipment, net	18,109	18,707
Foreclosed assets held for sale	890	879
Deferred tax asset, net	4,631	1,725
Intangible asset - Core deposit intangibles	113	138
Intangible asset - Goodwill	11,942	11,942
Other assets	12,602	15,880
TOTAL ASSETS	$1,228,344	$1,286,907

LIABILITIES
Deposits:
Noninterest-bearing	$196,449	$189,941
Interest-bearing	754,320	816,165
Total deposits	950,769	1,006,106
Short-term borrowings	16,387	5,567
Long-term borrowings	73,472	83,812
Accrued interest and other liabilities	8,355	8,636
TOTAL LIABILITIES	1,048,983	1,104,121

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference
per share; no shares issued at June 30, 2013 and December 31, 2012	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2013 and
2012; issued 12,561,677 at June 30, 2013 and 12,525,411 at December 31, 2012	12,561	12,525
Paid-in capital	69,214	68,622
Retained earnings	98,419	94,839
Treasury stock, at cost; 210,155 shares at June 30, 2013
and 251,376 shares at December 31, 2012	(3,513)	(4,203)
Sub-total	176,681	171,783
Accumulated other comprehensive income:
Unrealized gains on available-for-sale securities	2,832	11,568
Defined benefit plans	(152)	(565)
Total accumulated other comprehensive income	2,680	11,003
TOTAL STOCKHOLDERS' EQUITY	179,361	182,786
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,228,344	$1,286,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data) (Unaudited)	June 30,	June 30,	6 Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$9,028	$10,242	$18,253	$20,608
Interest on balances with depository institutions	23	31	51	59
Interest on loans to political subdivisions	323	375	685	752
Interest on loans held for sale	12	23	33	32
Income from available-for-sale securities:
Taxable	1,663	2,520	3,380	5,178
Tax-exempt	1,243	1,265	2,455	2,528
Dividends	63	73	145	148
Total interest and dividend income	12,355	14,529	25,002	29,305
INTEREST EXPENSE
Interest on deposits	673	1,271	1,451	2,621
Interest on short-term borrowings	2	1	3	4
Interest on long-term borrowings	740	1,129	1,561	2,278
Total interest expense	1,415	2,401	3,015	4,903
Net interest income	10,940	12,128	21,987	24,402
Provision for loan losses	66	367	249	185
Net interest income after provision for loan losses	10,874	11,761	21,738	24,217
OTHER INCOME
Service charges on deposit accounts	1,171	1,256	2,330	2,417
Service charges and fees	216	235	417	455
Trust and financial management revenue	1,045	960	1,989	1,889
Interchange revenue from debit card transactions	505	488	969	983
Net gains from sale of loans	587	373	1,132	638
Increase in cash surrender value of life insurance	99	117	192	236
Insurance commissions, fees and premiums	59	73	104	107
Other operating income	509	777	901	1,209
Sub-total	4,191	4,279	8,034	7,934
Total other-than-temporary impairment losses on available-for-sale securities	0	0	(25)	(67)
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	0	0	0	0
Net impairment losses recognized in earnings	0	0	(25)	(67)
Realized gains on available-for-sale securities, net	100	203	1,284	268
Net realized gains on available-for-sale securities	100	203	1,259	201
Total other income	4,291	4,482	9,293	8,135
OTHER EXPENSES
Salaries and wages	3,635	3,586	7,235	7,161
Pensions and other employee benefits	1,034	1,090	2,289	2,456
Occupancy expense, net	599	628	1,233	1,264
Furniture and equipment expense	483	461	977	943
FDIC Assessments	147	157	299	303
Pennsylvania shares tax	351	340	701	672
Loss on prepayment of debt	0	143	1,023	143
Other operating expense	2,271	2,059	4,339	3,935
Total other expenses	8,520	8,464	18,096	16,877
Income before income tax provision	6,645	7,779	12,935	15,475
Income tax provision	1,671	2,094	3,255	4,203
NET INCOME	$4,974	$5,685	$9,680	$11,272
NET INCOME PER SHARE - BASIC	$0.40	$0.46	$0.78	$0.92
NET INCOME PER SHARE - DILUTED	$0.40	$0.46	$0.78	$0.92

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In Thousands) (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$4,974	$5,685	$9,680	$11,272

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(9,732)	1,227	(12,179)	1,571
Reclassification adjustment for gains realized in income	(100)	(203)	(1,259)	(201)
Other comprehensive (loss) gain on available-for-sale securities	(9,832)	1,024	(13,438)	1,370

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in
accumulated other comprehensive gain	0	0	636	200
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	20	0	40
Other comprehensive gain on unfunded retirement obligations	0	20	636	240

Other comprehensive (loss) income before income tax	(9,832)	1,044	(12,802)	1,610
Income tax related to other comprehensive loss (income)	3,441	(364)	4,479	(716)

Net other comprehensive (loss) income	(6,391)	680	(8,323)	894

Comprehensive (loss) income	($1,417)	$6,365	$1,357	$12,166

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30,
(In Thousands) (Unaudited)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,680	$11,272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	249	185
Realized gains on available-for-sale securities, net	(1,259)	(201)
Gain on disposition of premises and equipment	0	(270)
Loss on prepayment of debt	1,023	143
Loss on sale of foreclosed assets, net	53	80
Depreciation expense	1,021	964
Accretion and amortization on securities, net	952	416
Accretion and amortization on loans and deposits, net	(16)	(26)
Amortization of mortgage servicing rights	71	44
Increase in cash surrender value of life insurance	(192)	(236)
Stock-based compensation	492	411
Amortization of core deposit intangibles	25	37
Deferred income taxes	1,573	1,495
Gains on sales of loans, net	(1,132)	(638)
Origination of loans for sale	(32,709)	(22,121)
Proceeds from sales of loans	35,345	20,379
Decrease (increase) in accrued interest receivable and other assets	2,705	(2,517)
Increase (decrease) in accrued interest payable and other liabilities	398	(308)
Net Cash Provided by Operating Activities	18,279	9,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	0	(960)
Proceeds from sales of available-for-sale securities	23,402	11,781
Proceeds from calls and maturities of available-for-sale securities	51,651	56,423
Purchase of available-for-sale securities	(85,675)	(63,502)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,773	648
Purchase of Federal Home Loan Bank of Pittsburgh stock	(825)	0
Net decrease in loans	28,970	3,159
Purchase of premises and equipment	(423)	(1,028)
Proceeds from disposition of equipment	0	454
Purchase of investment in limited liability entity	(147)	(534)
Return of principal on limited liability entity investments	75	47
Proceeds from sale of foreclosed assets	14	858
Net Cash Provided by Investing Activities	18,815	7,346
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(55,337)	11,244
Net increase (decrease) in short-term borrowings	10,820	(708)
Repayments of long-term borrowings	(11,363)	(15,468)
Sale of treasury stock	119	155
Tax benefit from compensation plans	55	30
Common dividends paid	(5,448)	(4,085)
Net Cash Used in Financing Activities	(61,154)	(8,832)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,060)	7,623
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,016	56,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,956	$64,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$78	$521
Accrued purchase of available-for-sale securities	$0	$230
Interest paid	$3,040	$5,117
Income taxes paid	$986	$3,050

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2013 and 2012
(In Thousands Except Share and Per Share Data)						Accum. Other
(Unaudited)	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Six Months Ended June 30, 2013:
Balance, December 31, 2012	12,525,411	251,376	$12,525	$68,622	$94,839	$11,003	($4,203)	$182,786
Net income					9,680			9,680
Other comprehensive loss, net						(8,323)		(8,323)
Cash dividends declared on common
stock, $.50 per share					(6,161)			(6,161)
Shares issued for dividend reinvestment
plan	36,266		36	677				713
Shares issued from treasury related to
exercise of stock options		(6,568)		8			111	119
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		3,233		54			(54)	0
Stock-based compensation expense				492				492
Tax effect of stock option exercises				(6)				(6)
Tax benefit from employee benefit plan					61			61
Balance, June 30, 2013	12,561,677	210,155	$12,561	$69,214	$98,419	$2,680	($3,513)	$179,361

Six Months Ended June 30, 2012:
Balance, December 31, 2011	12,460,920	305,391	$12,461	$67,568	$82,302	$10,160	($5,106)	$167,385
Net income					11,272			11,272
Other comprehensive income, net						894		894
Cash dividends declared on common
stock, $.38 per share					(4,640)			(4,640)
Shares issued for dividend
reinvestment plan	28,916		29	526				555
Shares issued from treasury related to
exercise of stock options		(10,352)		(19)			174	155
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		2,032		34			(34)	0
Stock-based compensation expense				411				411
Tax effect of stock option exercises				8				8
Tax benefit from employee benefit plan					22			22
Balance, June 30, 2012	12,489,836	254,519	$12,490	$67,817	$88,956	$11,054	($4,255)	$176,062

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

Operating results reported for the three-month and six-month periods ended June 30, 2013 might not be indicative of the results for the year ending December 31, 2013. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2013
Earnings per share – basic	$9,680,000	12,331,943	$0.78
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		254,900
Hypothetical share repurchase at $19.53		(227,559)
Earnings per share – diluted	$9,680,000	12,359,284	$0.78

Six Months Ended June 30, 2012
Earnings per share – basic	$11,272,000	12,216,339	$0.92
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		204,836
Hypothetical share repurchase at $19.35		(177,872)
Earnings per share – diluted	$11,272,000	12,243,303	$0.92

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended June 30, 2013
Earnings per share – basic	$4,974,000	12,342,755	$0.40
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		252,380
Hypothetical share repurchase at $ 19.49		(225,824)
Earnings per share – diluted	$4,974,000	12,369,311	$0.40

Quarter Ended June 30, 2012
Earnings per share – basic	$5,685,000	12,225,808	$0.46
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		137,591
Hypothetical share repurchase at $18.26		(120,566)
Earnings per share – diluted	$5,685,000	12,242,833	$0.46

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 119,385 shares in the six-month period ended June 30, 2013, 147,509 shares in the six-month period ended June 30, 2012, 116,891 shares in the second quarter 2013 and 210,875 shares in the second quarter 2012.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($12,179)	$4,261	($7,918)
Reclassification adjustment for (gains) realized in income	(1,259)	441	(818)
Other comprehensive loss on available-for-sale securities	(13,438)	4,702	(8,736)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	636	(223)	413
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	636	(223)	413

Total other comprehensive loss	($12,802)	$4,479	($8,323)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2012:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$1,571	($712)	$859
Reclassification adjustment for (gains) realized in income	(201)	70	(131)
Other comprehensive gain on available-for-sale securities	1,370	(642)	728

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	200	(61)	139
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	40	(13)	27
Other comprehensive gain on unfunded retirement obligations	240	(74)	166

Total other comprehensive income	$1,610	($716)	$894

Three Months Ended June 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($9,732)	$3,406	($6,326)
Reclassification adjustment for (gains) realized in income	(100)	35	(65)
Other comprehensive loss on available-for-sale securities	(9,832)	3,441	(6,391)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	0	0	0

Total other comprehensive loss	($9,832)	$3,441	($6,391)

Three Months Ended June 30, 2012:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$1,227	($428)	$799
Reclassification adjustment for (gains) realized in income	(203)	71	(132)
Other comprehensive gain on available-for-sale securities	1,024	(357)	667

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	20	(7)	13
Other comprehensive gain on unfunded retirement obligations	20	(7)	13

Total other comprehensive income	$1,044	($364)	$680

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Six Months Ended June 30, 2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive (loss) income before reclassifications	(7,918)	413	(7,505)
Amounts reclassified from accumulated other
comprehensive income	(818)	0	(818)
Other comprehensive (loss) income	(8,736)	413	(8,323)
Balance, end of period	$2,832	($152)	$2,680

Six Months Ended June 30, 2012
Balance, beginning of period	$10,791	($631)	$10,160
Other comprehensive income before reclassifications	859	139	998
Amounts reclassified from accumulated other
comprehensive income	(131)	27	(104)
Other comprehensive income	728	166	894
Balance, end of period	$11,519	($465)	$11,054

Three Months Ended June 30, 2013
Balance, beginning of period	$9,223	($152)	$9,071
Other comprehensive loss before reclassifications	(6,326)	0	(6,326)
Amounts reclassified from accumulated other
comprehensive income	(65)	0	(65)
Other comprehensive loss	(6,391)	0	(6,391)
Balance, end of period	$2,832	($152)	$2,680

Three Months Ended June 30, 2012
Balance, beginning of period	$10,852	($478)	$10,374
Other comprehensive income before reclassifications	799	0	799
Amounts reclassified from accumulated other
comprehensive income	(132)	13	(119)
Other comprehensive income	667	13	680
Balance, end of period	$11,519	($465)	$11,054

Items reclassified out of each component of other comprehensive income are as follows:

For the Six Months Ended June 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,284)	Realized gains on available-for-sale securities, net
	(1,259)	Total before tax
	441	Income tax provision
	(818)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(16)	Pensions and other employee benefits
Actuarial loss	16	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax

Total reclassifications for the period	($818)

For the Three Months Ended June 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	$0	Total other-than-temporary impairment losses on
available-for-sale securities
	(100)	Realized gains on available-for-sale securities, net
	(100)	Total before tax
	35	Income tax provision
	(65)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax

Total reclassifications for the period	($65)

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2013 and December 31, 2012 include the following:

(In thousands)	June 30,	Dec. 31,
	2013	2012
Cash and cash equivalents	$30,956	$55,016
Certificates of deposit	4,820	4,820
Total cash and due from banks	$35,776	$59,836

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. Required reserves fluctuate based on deposit levels and are adjusted biweekly. Required reserves were $14,204,000 at June 30, 2013 and $14,128,000 at December 31, 2012.

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

At June 30, 2013 and December 31, 2012, assets measured at fair value and the valuation methods used are as follows:

		June 30, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$47,970	$0	$47,970
Obligations of states and political subdivisions:
Tax-exempt	0	134,483	0	134,483
Taxable	0	29,689	0	29,689
Mortgage-backed securities	0	65,625	0	65,625
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	182,924	0	182,924
Collateralized debt obligations	0	660	0	660
Total debt securities	0	461,351	0	461,351
Marketable equity securities	8,717	0	0	8,717
Total available-for-sale securities	8,717	461,351	0	470,068
Servicing rights	0	0	850	850
Total recurring fair value measurements	$8,717	$461,351	$850	$470,918

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$1,874	$1,874
Valuation allowance	0	0	(762)	(762)
Impaired loans, net	0	0	1,112	1,112
Foreclosed assets held for sale	0	0	890	890
Total nonrecurring fair value measurements	$0	$0	$2,002	$2,002

		December 31, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$31,217	$0	$31,217
Obligations of states and political subdivisions:
Tax-exempt	0	137,020	0	137,020
Taxable	0	24,817	0	24,817
Mortgage-backed securities	0	80,196	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	183,510	0	183,510
Trust preferred securities issued by individual institutions	0	5,171	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	1,613	1,613
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	462,591	1,613	464,204
Marketable equity securities	8,373	0	0	8,373
Total available-for-sale securities	8,373	462,591	1,613	472,577
Servicing rights	0	0	605	605
Total recurring fair value measurements	$8,373	$462,591	$2,218	$473,182

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$2,710	$2,710
Valuation allowance	0	0	(623)	(623)
Impaired loans, net	0	0	2,087	2,087
Foreclosed assets held for sale	0	0	879	879
Total nonrecurring fair value measurements	$0	$0	$2,966	$2,966

Loans are classified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Foreclosed assets held for sale consist of real estate acquired by foreclosure. For impaired commercial loans secured by real estate and foreclosed assets held for sale, the nonrecurring estimates of fair value are determined primarily using values from third-party appraisals less discounts based on the Corporation’s experience in selling similar properties and estimated selling costs.

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. At June 30, 2013 and December 31, 2012, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/13	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	6/30/13
Servicing rights	$850	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	245.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/12	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/12
Pooled trust preferred securities - senior tranches	$1,613	Discounted cash flow	Issuer defaults	50.26%	Actual deferrals and defaults as % of outstanding collateral
				19.73%	Expected additional net deferrals and defaults as % of performing collateral
			Issuer prepayments	41.24%	Expected issuer prepayments as % of performing collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Servicing rights	605	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	288.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$1,659	$0	$738	$2,397	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	150	150	0	0	316	316
Accretion and amortization, net	(1)	0	0	(1)	(2)	0	0	(2)
Proceeds from sales and calls	(1,636)	0	0	(1,636)	(1,636)	(571)	0	(2,207)
Realized gains, net	23	0	0	23	23	571	0	594
Unrealized losses included in earnings	0	0	(38)	(38)	0	0	(71)	(71)
Unrealized (losses) gains included in
other comprehensive income	(45)	0	0	(45)	2	0	0	2
Balance, end of period	$0	$0	$850	$850	$0	$0	$850	$850

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$4,638	$782	$409	$5,829	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	74	74	0	0	129	129
Accretion and amortization, net	(2)	0	0	(2)	(5)	0	0	(5)
Proceeds from sales and calls	(2,515)	(27)	0	(2,542)	(2,515)	(54)	0	(2,569)
Realized gains, net	40	27	0	67	40	54	0	94
Unrealized losses included in earnings	0	0	(23)	(23)	0	0	(44)	(44)
Unrealized gains included in
other comprehensive income	225	364	0	589	228	416	0	644
Balance, end of period	$2,386	$1,146	$460	$3,992	$2,386	$1,146	$460	$3,992

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable at June 30, 2013 and December 31, 2012. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	June 30, 2013		December 31, 2012
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$30,956	$30,956	$55,016	$55,016
Certificates of deposit	Level 2	4,820	4,875	4,820	4,860
Available-for-sale securities	See Above	470,068	470,068	472,577	472,577
Restricted equity securities (included in Other Assets)	Level 2	3,894	3,894	4,842	4,842
Loans held for sale	Level 1	725	725	2,545	2,545
Loans, net	Level 3	647,772	650,503	677,053	693,047
Accrued interest receivable	Level 1	4,180	4,180	4,281	4,281
Servicing rights	Level 3	850	850	605	605

Financial liabilities:
Deposits with no stated maturity	Level 1	672,916	672,916	693,687	693,687
Time deposits	Level 3	277,853	279,595	312,419	315,005
Short-term borrowings	Level 3	16,387	16,344	5,567	5,527
Long-term borrowings	Level 3	73,472	82,004	83,812	96,032
Accrued interest payable	Level 1	112	112	137	137

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at June 30, 2013 and December 31, 2012 are summarized as follows:

		June 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$49,016	$412	($1,458)	$47,970
Obligations of states and political subdivisions:
Tax-exempt	132,525	3,644	(1,686)	134,483
Taxable	29,976	273	(560)	29,689
Mortgage-backed securities	63,776	2,108	(259)	65,625
Collateralized mortgage obligations,
Issued by U.S. Government agencies	183,792	1,599	(2,467)	182,924
Collateralized debt obligations	660	0	0	660
Total debt securities	459,745	8,036	(6,430)	461,351
Marketable equity securities	5,965	2,752	0	8,717
Total	$465,710	$10,788	($6,430)	$470,068

		December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$30,695	$572	($50)	$31,217
Obligations of states and political subdivisions:
Tax-exempt	130,168	7,030	(178)	137,020
Taxable	24,426	462	(71)	24,817
Mortgage-backed securities	76,368	3,828	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	179,770	3,887	(147)	183,510
Trust preferred securities issued by individual institutions	5,167	4	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	1,615	0	(2)	1,613
Other collateralized debt obligations	660	0	0	660
Total debt securities	448,869	15,783	(448)	464,204
Marketable equity securities	5,912	2,500	(39)	8,373
Total	$454,781	$18,283	($487)	$472,577

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012:

June 30, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$27,497	($1,458)	$0	$0	$27,497	($1,458)
Obligations of states and political subdivisions:
Tax-exempt	41,057	(1,529)	2,455	(157)	43,512	(1,686)
Taxable	15,455	(560)	0	0	15,455	(560)
Mortgage-backed securities	9,737	(259)	0	0	9,737	(259)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	88,633	(2,466)	352	(1)	88,985	(2,467)
Total temporarily impaired available-for-sale securities	$182,379	($6,272)	$2,807	($158)	$185,186	($6,430)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,006	($50)	$0	$0	$10,006	($50)
Obligations of states and political subdivisions:
Tax-exempt	7,082	(92)	3,285	(86)	10,367	(178)
Taxable	4,149	(71)	0	0	4,149	(71)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	16,755	(146)	454	(1)	17,209	(147)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	1,613	(2)	1,613	(2)
Total debt securities	37,992	(359)	5,352	(89)	43,344	(448)
Marketable equity securities	95	(6)	67	(33)	162	(39)
Total temporarily impaired available-for-sale securities	$38,087	($365)	$5,419	($122)	$43,506	($487)

Gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Gross realized gains from sales	$100	$252	$1,402	$317
Gross realized losses from sales	0	(49)	(118)	(49)
Losses from OTTI impairment	0	0	(25)	(67)
Net realized gains	$100	$203	$1,259	$201

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2013. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$28,536	$28,874
Due from one year through five years	42,777	43,532
Due from five years through ten years	76,916	75,043
Due after ten years	63,948	65,353
Subtotal	212,177	212,802
Mortgage-backed securities	63,776	65,625
Collateralized mortgage obligations,
Issued by U.S. Government agencies	183,792	182,924
Total	$459,745	$461,351

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

Investment securities carried at $310,121,000 at June 30, 2013 and $293,310,000 at December 31, 2012 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery.

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2013 is provided below.

Debt Securities

At June 30, 2013, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities, including municipal bonds with no external ratings, at June 30, 2013 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At June 30, 2013, the total amortized cost basis of municipal bonds with no external credit ratings was $20,861,000, with an aggregate unrealized loss of $562,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. The bonds for which the ratings were removed were almost all insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds, and none of the affected municipal bonds has failed to make a scheduled payment.

The Corporation recognized OTTI charges in 2009 and 2010 related to its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010 and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The security had a face amount of $2,000,000 and matured in May 2012. Because the security matured, the Corporation recorded no accretion income in the three-month and six-month periods ended June 30, 2013. The Corporation recorded accretion income (included in interest income) totaling $398,000 in the three-month period ended June 30, 2012 and $855,000 in the six-month period ended June 30, 2012. For the year ended December 31, 2012, the Corporation recorded accretion income totaling $855,000.

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

During the second quarter 2013, the Corporation’s holding of the senior tranche of MMCAPS Funding I, Ltd., a pooled trust preferred security, was fully redeemed primarily due to prepayments of debt by the underlying issuers in the pool. The Corporation received aggregate pretax proceeds of $1,636,000, which included a realized gain of $23,000. Also during the second quarter 2013, Astoria Financial Corporation redeemed (called) the trust preferred security held by the Corporation. The Corporation received aggregate pretax proceeds of $5,171,000, which included a realized gain of $13,000.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2013 and December 31, 2012 consisted exclusively of stocks of banking companies. In the first quarter 2013, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $25,000. In the first quarter 2012, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $67,000. Management’s decisions followed evaluations of the issuers’ published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized impairment losses to write each stock down to the most recent trade price at the end of the quarter in which each loss was recognized. At June 30, 2013, none of the Corporation’s bank stock holdings were impaired.

Realized gains from sales of bank stocks totaled $57,000 in the three-month period ended June 30, 2013 and $578,000 in the six-month period ended June 30, 2013. The Corporation did not sell any bank stocks or realize any gains or losses from sales of bank stocks during the first six months of 2012.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,764,000 at June 30, 2013 and $4,712,000 at December 31, 2012. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2013 and December 31, 2012. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

Loans outstanding at June 30, 2013 and December 31, 2012 are summarized as follows:

Summary of Loans by Type
(In Thousands)	June 30,	Dec. 31,
	2013	2012
Residential mortgage:
Residential mortgage loans - first liens	$304,806	$311,627
Residential mortgage loans - junior liens	24,797	26,748
Home equity lines of credit	33,076	33,017
1-4 Family residential construction	14,895	12,842
Total residential mortgage	377,574	384,234
Commercial:
Commercial loans secured by real estate	155,168	158,413
Commercial and industrial	45,812	48,442
Political subdivisions	24,033	31,789
Commercial construction and land	20,189	28,200
Loans secured by farmland	11,134	11,403
Multi-family (5 or more) residential	6,397	6,745
Agricultural loans	3,061	3,053
Other commercial loans	543	362
Total commercial	266,337	288,407
Consumer	11,059	11,269
Total	654,970	683,910
Less: allowance for loan losses	(7,198)	(6,857)
Loans, net	$647,772	$677,053

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2013 or December 31, 2012.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2013 and December 31, 2012, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2013 and 2012 were as follows:

Six Months Ended June 30, 2013
(In Thousands)	Dec. 31,				June 30,
	2012			Provision	2013
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($65)	$11	$306	$2,871
Residential mortgage loans - junior liens	247	0	0	(18)	229
Home equity lines of credit	255	0	0	3	258
1-4 Family residential construction	96	(11)	0	94	179
Total residential mortgage	3,217	(76)	11	385	3,537
Commercial:
Commercial loans secured by real estate	1,930	0	293	(279)	1,944
Commercial and industrial	581	(110)	2	155	628
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	(4)	0	28	258
Loans secured by farmland	129	0	0	(8)	121
Multi-family (5 or more) residential	67	0	0	(3)	64
Agricultural loans	27	0	0	1	28
Other commercial loans	3	0	0	2	5
Total commercial	2,971	(114)	295	(104)	3,048
Consumer	228	(55)	31	11	215
Unallocated	441	0	0	(43)	398
Total Allowance for Loan Losses	$6,857	($245)	$337	$249	$7,198

Six Months Ended June 30, 2012
(In Thousands)	Dec. 31,				June 30,
	2011			Provision	2012
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	($188)	$18	$32	$2,888
Residential mortgage loans - junior liens	266	0	0	(12)	254
Home equity lines of credit	231	0	0	14	245
1-4 Family residential construction	79	0	0	1	80
Total residential mortgage	3,602	(188)	18	35	3,467
Commercial:
Commercial loans secured by real estate	2,004	0	0	(28)	1,976
Commercial and industrial	946	(35)	5	(204)	712
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	0	0	339	606
Loans secured by farmland	126	0	0	(9)	117
Multi-family (5 or more) residential	66	0	0	(2)	64
Agricultural loans	27	0	0	2	29
Other commercial loans	5	0	0	0	5
Total commercial	3,441	(35)	5	98	3,509
Consumer	228	(68)	35	50	245
Unallocated	434	0	0	2	436
Total Allowance for Loan Losses	$7,705	($291)	$58	$185	$7,657

Three Months Ended June 30, 2013	Mar. 31,				June 30,
(In Thousands)	2013			Provision	2013
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,786	($13)	$11	$87	$2,871
Residential mortgage loans - junior liens	236	0	0	(7)	229
Home equity lines of credit	251	0	0	7	258
1-4 Family residential construction	145	(11)	0	45	179
Total residential mortgage	3,418	(24)	11	132	3,537
Commercial:
Commercial loans secured by real estate	1,906	0	43	(5)	1,944
Commercial and industrial	597	(2)	1	32	628
Political subdivisions	0	0	0	0	0
Commercial construction and land	368	(4)	0	(106)	258
Loans secured by farmland	127	0	0	(6)	121
Multi-family (5 or more) residential	65	0	0	(1)	64
Agricultural loans	26	0	0	2	28
Other commercial loans	2	0	0	3	5
Total commercial	3,091	(6)	44	(81)	3,048
Consumer	211	(22)	11	15	215
Unallocated	398	0	0	0	398
Total Allowance for Loan Losses	$7,118	($52)	$66	$66	$7,198

Three Months Ended June 30, 2012
(In Thousands)	Mar. 31,				June 30,
	2012			Provision	2012
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,953	($50)	$18	($33)	$2,888
Residential mortgage loans - junior liens	260	0	0	(6)	254
Home equity lines of credit	232	0	0	13	245
1-4 Family residential construction	62	0	0	18	80
Total residential mortgage	3,507	(50)	18	(8)	3,467
Commercial:
Commercial loans secured by real estate	1,920	0	0	56	1,976
Commercial and industrial	762	(35)	4	(19)	712
Political subdivisions	0	0	0	0	0
Commercial construction and land	325	0	0	281	606
Loans secured by farmland	121	0	0	(4)	117
Multi-family (5 or more) residential	63	0	0	1	64
Agricultural loans	27	0	0	2	29
Other commercial loans	3	0	0	2	5
Total commercial	3,221	(35)	4	319	3,509
Consumer	206	(30)	13	56	245
Unallocated	436	0	0	0	436
Total Allowance for Loan Losses	$7,370	($115)	$35	$367	$7,657

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2013 and December 31, 2012:

June 30, 2013:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$289,357	$2,440	$12,821	$188	$304,806
Residential mortgage loans - junior liens	23,608	406	783	0	24,797
Home equity lines of credit	32,623	96	357	0	33,076
1-4 Family residential construction	14,823	0	72	0	14,895
Total residential mortgage	360,411	2,942	14,033	188	377,574
Commercial:
Commercial loans secured by real estate	143,139	7,109	4,603	317	155,168
Commercial and Industrial	38,739	3,683	3,025	365	45,812
Political subdivisions	23,928	105	0	0	24,033
Commercial construction and land	18,744	225	472	748	20,189
Loans secured by farmland	8,845	767	1,490	32	11,134
Multi-family (5 or more) residential	6,020	329	48	0	6,397
Agricultural loans	2,969	36	56	0	3,061
Other commercial loans	543	0	0	0	543
Total commercial	242,927	12,254	9,694	1,462	266,337
Consumer	10,836	11	212	0	11,059

Totals	$614,174	$15,207	$23,939	$1,650	$654,970

December 31, 2012:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,929	$3,633	$11,872	$193	$311,627
Residential mortgage loans - junior liens	25,394	420	934	0	26,748
Home equity lines of credit	32,374	130	513	0	33,017
1-4 Family residential construction	12,759	0	83	0	12,842
Total residential mortgage	366,456	4,183	13,402	193	384,234
Commercial:
Commercial loans secured by real estate	146,381	6,994	5,038	0	158,413
Commercial and Industrial	41,237	3,030	3,810	365	48,442
Political subdivisions	31,679	110	0	0	31,789
Commercial construction and land	26,744	231	477	748	28,200
Loans secured by farmland	9,102	751	1,517	33	11,403
Multi-family (5 or more) residential	6,394	342	9	0	6,745
Agricultural loans	2,963	28	62	0	3,053
Other commercial loans	362	0	0	0	362
Total commercial	264,862	11,486	10,913	1,146	288,407
Consumer	11,053	12	203	1	11,269

Totals	$642,371	$15,681	$24,518	$1,340	$683,910

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 72% at June 30, 2013) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of June 30, 2013 and December 31, 2012.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2013 and December 31, 2012:

June 30, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,102	$302,704	$304,806	$268	$2,603	$2,871
Residential mortgage loans - junior liens	227	24,570	24,797	0	229	229
Home equity lines of credit	0	33,076	33,076	0	258	258
1-4 Family residential construction	0	14,895	14,895	0	179	179
Total residential mortgage	2,329	375,245	377,574	268	3,269	3,537
Commercial:
Commercial loans secured by real estate	1,397	153,771	155,168	206	1,738	1,944
Commercial and industrial	736	45,076	45,812	231	397	628
Political subdivisions	0	24,033	24,033	0	0	0
Commercial construction and land	1,004	19,185	20,189	0	258	258
Loans secured by farmland	1,358	9,776	11,134	31	90	121
Multi-family (5 or more) residential	48	6,349	6,397	0	64	64
Agricultural loans	53	3,008	3,061	0	28	28
Other commercial loans	0	543	543	0	5	5
Total commercial	4,596	261,741	266,337	468	2,580	3,048
Consumer	46	11,013	11,059	26	189	215
Unallocated						398

Total	$6,971	$647,999	$654,970	$762	$6,038	$7,198

December 31, 2012	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,341	$309,286	$311,627	$206	$2,413	$2,619
Residential mortgage loans - junior liens	158	26,590	26,748	0	247	247
Home equity lines of credit	0	33,017	33,017	0	255	255
1-4 Family residential construction	0	12,842	12,842	0	96	96
Total residential mortgage	2,499	381,735	384,234	206	3,011	3,217
Commercial:
Commercial loans secured by real estate	1,938	156,475	158,413	146	1,784	1,930
Commercial and industrial	939	47,503	48,442	197	384	581
Political subdivisions	0	31,789	31,789	0	0	0
Commercial construction and land	1,034	27,166	28,200	0	234	234
Loans secured by farmland	923	10,480	11,403	34	95	129
Multi-family (5 or more) residential	9	6,736	6,745	0	67	67
Agricultural loans	40	3,013	3,053	0	27	27
Other commercial loans	0	362	362	0	3	3
Total commercial	4,883	283,524	288,407	377	2,594	2,971
Consumer	47	11,222	11,269	40	188	228
Unallocated						441

Total	$7,429	$676,481	$683,910	$623	$5,793	$6,857

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average investment in impaired loans	$7,131	$6,930	$7,291	$7,025
Interest income recognized on impaired loans	58	55	128	138
Interest income recognized on a cash basis
on impaired loans	58	55	128	138

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2013		December 31, 2012
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,510	$2,929	$1,900	$3,064
Residential mortgage loans - junior liens	58	111	29	111
Home equity lines of credit	39	62	40	200
1-4 Family residential construction	0	72	0	0
Total residential mortgage	1,607	3,174	1,969	3,375
Commercial:
Commercial loans secured by real estate	278	926	120	1,338
Commercial and industrial	3	576	68	761
Commercial construction and land	0	1,033	149	887
Loans secured by farmland	236	921	0	923
Agricultural loans	0	39	0	40
Total commercial	517	3,495	337	3,949
Consumer	78	28	5	29

Totals	$2,202	$6,697	$2,311	$7,353

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013				As of December 31, 2012
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$298,731	$3,769	$2,306	$304,806	$302,373	$6,228	$3,026	$311,627
Residential mortgage loans - junior liens	24,517	121	159	24,797	26,247	371	130	26,748
Home equity lines of credit	32,879	96	101	33,076	32,593	184	240	33,017
1-4 Family residential construction	14,823	0	72	14,895	12,627	215	0	12,842
Total residential mortgage	370,950	3,986	2,638	377,574	373,840	6,998	3,396	384,234

Commercial:
Commercial loans secured by real estate	152,495	1,727	946	155,168	156,834	704	875	158,413
Commercial and industrial	44,864	438	510	45,812	47,569	317	556	48,442
Political subdivisions	24,033	0	0	24,033	31,789	0	0	31,789
Commercial construction and land	18,974	210	1,005	20,189	26,944	248	1,008	28,200
Loans secured by farmland	9,904	105	1,125	11,134	10,438	75	890	11,403
Multi-family (5 or more) residential	6,268	129	0	6,397	6,743	2	0	6,745
Agricultural loans	3,022	0	39	3,061	3,003	10	40	3,053
Other commercial loans	543	0	0	543	362	0	0	362
Total commercial	260,103	2,609	3,625	266,337	283,682	1,356	3,369	288,407

Consumer	10,929	52	78	11,059	11,135	129	5	11,269

Totals	$641,982	$6,647	$6,341	$654,970	$668,657	$8,483	$6,770	$683,910

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2013 and December 31, 2012 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2013 Nonaccrual Totals	$2,024	$534	$4,139	$6,697
December 31, 2012 Nonaccrual Totals	$2,167	$727	$4,459	$7,353

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2013 and December 31, 2012 is as follows:

Troubled Debt Restructurings (TDRs):
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2013 Totals	$1,630	$557	$0	$1,154	$3,341
December 31, 2012 Totals	$785	$121	$0	$1,155	$2,061

There were no TDRs that occurred during the second quarter 2012. TDRs that occurred during the second quarter 2013 are as follows:

Quarter Ended June 30, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$143	$143
Residential mortgage loans - junior liens	1	65	65
Commercial:
Commercial loans secured by real estate	1	440	440
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

All of the TDRs in the second quarter 2013 were situations in which the Corporation agreed to permit the borrowers to pay interest only for an extended period of time. All of the second quarter 2013 TDRs, except for the commercial loan secured by real estate, were for one relationship.

TDRs that occurred during the six-month periods ended June 30, 2013 and 2012 were as follows:

Six Months Ended June 30, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	6	$677	$677
Residential mortgage loans - junior liens	3	102	102
Commercial:
Commercial loans secured by real estate	1	440	440
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

Six Months Ended June 30, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial:
Commercial and industrial	1	$65	$65

The TDRs in the six-month period ended June 30, 2013 included interest only payments for an extended period of time (10 contracts), extensions of the final maturity date (3 contracts), reduction in interest rate (2 contracts) and reduction in payment amount for one year (1 contract). There was no allowance for loan losses on these loans at June 30, 2013 and no change in the allowance for loan losses resulting from these TDRs during the second quarter 2013 or the six-month period ended June 30, 2013.

The TDR in the six-month period ended June 30, 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. There was no allowance for loan losses on this loan at June 30, 2013, and no change in the allowance for loan losses has occurred for this loan since it was restructured.

Defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Quarter and Six Months Ended June 30, 2013
(Balances in Thousands)
Commercial,
Commercial loans secured by real estate	1	$440

In 2012, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

The event of default in the table above resulted from the borrowers’ failure to make contractual payments of interest only subsequent to the restructuring in the second quarter 2013. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required at June 30, 2013.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	June 30,	Dec. 31,
	2013	2012
FHLB-Pittsburgh borrowings	$12,000	$0
Customer repurchase agreements	4,387	5,567
Total short-term borrowings	$16,387	$5,567

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $467,018,000 at June 30, 2013 and $471,731,000 at December 31, 2012. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,764,000 at June 30, 2013 and $4,712,000 at December 31, 2012.

The short-term borrowings from the FHLB-Pittsburgh include two advances of $6,000,000, each of which matures in July 2013 and has an interest rate of 0.22%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2013 and December 31, 2012. The carrying value of the underlying securities was $10,841,000 at June 30, 2013 and $11,179,000 at December 31, 2012.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	June 30,	Dec. 31,
	2013	2012
FHLB-Pittsburgh borrowings	$12,472	$15,812
Repurchase agreements	61,000	68,000
Total long-term borrowings	$73,472	$83,812

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2013	2012
Loans matured in 2013 with rates ranging from 2.86% to 3.62%	$0	$3,211
Loan maturing in 2016 with a rate of 6.86%	175	196
Loan maturing in 2017 with a rate of 6.83%	25	27
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	1,222	1,297
Loan maturing in 2025 with a rate of 4.91%	1,050	1,081
Total long-term FHLB-Pittsburgh borrowings	$12,472	$15,812

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	June 30,	Dec. 31,
	2013	2012
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$34,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$68,000

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

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $78,834,000 at June 30, 2013 and $89,428,000 at December 31, 2012.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2013 and December 31, 2012, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$0	$0	$21	$46
Interest cost	36	36	28	41
Expected return on plan assets	(45)	(36)	0	0
Amortization of transition (asset) obligation	0	0	0	18
Amortization of prior service cost	0	0	(16)	7
Recognized net actuarial loss	16	14	0	0
Net periodic benefit cost	$7	$14	$33	$112

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$0	$0	$11	$23
Interest cost	18	18	14	21
Expected return on plan assets	(22)	(18)	0	0
Amortization of transition (asset) obligation	0	0	0	9
Amortization of prior service cost	0	0	(8)	3
Recognized net actuarial loss	8	7	0	0
Net periodic benefit cost	$4	$7	$17	$56

In the first six months of 2013, the Corporation funded postretirement contributions totaling $30,000, with estimated annual postretirement contributions of $60,000 expected in 2013 for the full year. The Corporation made no contribution to the defined benefit pension plan in the first six months of 2013. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2013, though the Corporation may make discretionary contributions.

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

In calculating the estimated fair value of stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates. The expected option lives were based on management’s estimates of the average term for all options issued under both plans. In 2013 and 2012, management assumed a 33% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Independent Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.

In January 2013, the Corporation awarded a total of 37,886 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2012, a total of 42,552 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first six months and second quarter 2013 based on an assumption that the ROAE target for 2013 will be met.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Stock options	$96	$88	$262	$247
Restricted stock	109	82	230	164
Total	$205	$170	$492	$411

11. INCOME TAXES

The net deferred tax asset at June 30, 2013 and December 31, 2012 represents the following temporary difference components:

	June 30,	Dec. 31,
(In Thousands)	2013	2012
Deferred tax assets:
Defined benefit plans - ASC 835	$82	$305
Net realized losses on securities	149	1,254
Allowance for loan losses	2,519	2,400
Credit for alternative minimum tax paid	3,115	3,609
Other deferred tax assets	2,029	2,019
Total deferred tax assets	7,894	9,587

Deferred tax liabilities:
Unrealized holding gains on securities	1,526	6,228
Bank premises and equipment	1,442	1,337
Core deposit intangibles	39	48
Other deferred tax liabilities	256	249
Total deferred tax liabilities	3,263	7,862
Deferred tax asset, net	$4,631	$1,725

The deferred tax asset from net realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through June 30, 2013. The deferred tax asset from net realized losses on securities of $149,000 at June 30, 2013 is from securities that, if the Corporation were to sell them, would be classified as capital losses for income tax reporting purposes.

The provision for income tax for the three-month and six-month periods ended June 30, 2013 and 2012 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2013	2012	2013	2012
	(Current)	(Prior Year)	(Current)	(Prior Year)
Income before income tax provision	$6,645	$7,779	$12,935	$15,475
Income tax provision	1,671	2,094	3,255	4,203
Effective tax rate	25.15%	26.92%	25.16%	27.16%

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

14. SUBSEQUENT EVENT

In the third quarter 2013, the Corporation incurred professional fees expense of approximately $708,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues with an estimated annual total pre-tax benefit of approximately $1.3 million. Management expects to realize ongoing benefits from implementing the recommendations starting in the fourth quarter 2013 and thereafter, though the actual amount of benefits to be derived is difficult to estimate and is dependent on many variables, including customer behavior, market conditions and the Corporation’s effectiveness in implementing the recommendations.

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

EARNINGS OVERVIEW

Second quarter 2013 net income was $4,974,000, or $0.40 per basic and diluted share, up from $0.38 per share in the first quarter 2013 and down from $0.46 per share in the second quarter 2012. Net income for the six months ended June 30, 2013 totaled $9,680,000, or $0.78 per share, representing an annualized return on average assets of 1.56% and an annualized return on average equity of 10.57%. Net income for the first six months of 2013 was down from $0.92 per share for the first six months of 2012.

Highlights related to the Corporation’s earnings results were as follows:

·	Net interest income of $10,940,000 in the second quarter 2013 was down from $11,047,000 in the first quarter 2013 and $12,128,000 in the second quarter 2012. For the first six months of 2013, net interest income of $21,987,000 was down $2,415,000 (9.9%) from the first six months of 2012. Declining and very low interest rates has led to margin compression over the course of 2012 and the first half of 2013, as yields earned on securities and loans have fallen by more than interest rates paid on deposits and borrowings. Average total loans outstanding was down $35,832,000 (5.1%) in the first six months of 2013 as compared to the first six months of 2012, contributing to the overall reduction in net interest income, including a reduction in average residential mortgage loans outstanding of $15,566,000 resulting from management’s decision to sell a significant portion of residential mortgage loans in the secondary market. Also, net interest income in 2012 was enhanced by the recovery of a security that had been written down in prior years, resulting in income (accretion) of $855,000 in the first six months of 2012 including $398,000 in the second quarter 2012.

·	In the second quarter 2013, the provision for loan losses was $66,000, down from $183,000 in the first quarter 2013 and $367,000 in the second quarter 2012. The reduction in the provision in the most recent quarter was mainly the result of lower outstanding loans. For the first six months of 2013, the provision for loan losses was $249,000, up $64,000 from the first six months of 2012.

·	Noninterest revenue totaled $4,191,000 in the second quarter 2013, an increase of $348,000 over the first quarter 2013, and down $88,000 from the second quarter 2012. Total trust and brokerage revenues increased $194,000 in the second quarter over the first quarter 2013. Included in second quarter 2012 noninterest revenue was a net gain from premises and equipment of $270,000, with no corresponding net gain or loss in the most recent quarter. Excluding the net gain from premises and equipment, total noninterest revenue was $182,000 (4.5%) higher in the second quarter 2013 as compared to the second quarter 2012, including an increase in gains from sales of mortgage loans of $214,000. Similarly, total noninterest revenue, excluding the gain from premises and equipment, was $370,000 (4.8%) higher for the first six months of 2013 as compared to the first six months of 2012, including an increase of $494,000 in gains from sales of mortgage loans.

·	Realized gains from securities totaled $100,000 in the second quarter 2013, as compared to $1,159,000 in the first quarter 2013 and $203,000 in the second quarter 2012. In the first quarter 2013, the Corporation generated gains from sales of securities totaling $1,159,000, and also incurred a loss from prepayment of a borrowing of $1,023,000. Realized gains from securities totaled $1,259,000 in the first six months of 2013 as compared to $201,000 in the first six months of 2012, while losses from prepayment of borrowings amounted to $1,023,000 in the first six months of 2013 as compared to $143,000 in the same period of 2012.

·	Noninterest expenses, excluding losses from prepayment of borrowings, totaled $8,520,000 in the second quarter 2013, down slightly from $8,553,000 in the first quarter 2013 and up $199,000 (2.4%) over the second quarter 2012. For the six months ended June 30, 2013, total noninterest expenses, excluding losses from prepayment of borrowings, of $17,073,000 were $339,000 (2.0%) higher than the corresponding total for the first six months of 2012. Pensions and other employee benefit costs were $221,000 lower in the second quarter 2013 than in the first quarter, reflecting normal timing of payroll taxes and similar expenses which are typically highest in the first quarter of each year. For the six months ended June 30, 2013, pensions and other employee benefit costs were $167,000 lower than the total for the first six months of 2012, as health insurance expense associated with the Corporation’s partially self-insured plan was lower due to a lower amount of claims. In the second quarter 2013, the Corporation incurred professional fees expense (included in other operating expense) of $315,000 from a consulting project related to debit card operations and electronic funds processing, for which management expects the consultants’ services to result in increases in noninterest revenue and reductions in noninterest expense going forward, most significantly from an estimated total reduction in expense of $1.9 million for electronic funds processing over the next 5 ½ years.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

Subsequent Event

In the third quarter 2013, the Corporation incurred professional fees expense of approximately $708,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues with an estimated annual total pre-tax benefit of approximately $1.3 million. Management expects to realize ongoing benefits from implementing the recommendations starting in the fourth quarter 2013 and thereafter, though the actual amount of benefits to be derived is difficult to estimate and is dependent on many variables, including customer behavior, market conditions and the Corporation’s effectiveness in implementing the recommendations.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2012	2012	2012	2012
Interest income	$12,355	$12,647	$13,491	$13,836	$14,529	$14,776
Interest expense	1,415	1,600	1,900	2,228	2,401	2,502
Net interest income	10,940	11,047	11,591	11,608	12,128	12,274
Provision (credit) for loan losses	66	183	(133)	236	367	(182)
Net Interest income after provision (credit)
for loan losses	10,874	10,864	11,724	11,372	11,761	12,456
Other income	4,191	3,843	4,327	4,122	4,279	3,655
Net gains (losses) on available-for-sale securities	100	1,159	51	2,430	203	(2)
Loss on prepayment of debt	0	1,023	0	2,190	143	0
Other expenses	8,520	8,553	7,954	8,226	8,321	8,413
Income before income tax provision	6,645	6,290	8,148	7,508	7,779	7,696
Income tax provision	1,671	1,584	2,209	2,014	2,094	2,109
Net income	$4,974	$4,706	$5,939	$5,494	$5,685	$5,587
Net income per share – basic	$0.40	$0.38	$0.48	$0.45	$0.46	$0.46
Net income per share – diluted	$0.40	$0.38	$0.48	$0.45	$0.46	$0.46

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2013 and June 30, 2012. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Six-Month Periods Ended June 30, 2013 and 2012

For the six-month periods, fully taxable equivalent net interest income was $23,635,000 in 2013, $2,467,000 (9.5%) lower than in 2012. As shown in Table IV, in 2013 compared to 2012, interest rate changes had the effect of decreasing net interest income $2,276,000 and net changes in volume had the effect of decreasing net interest income $191,000. The most significant components of the rate change in net interest income in 2013 were a decrease in interest income of $1,760,000 attributable to lower rates earned on available-for-sale securities and a decrease in interest income of $1,353,000 attributable to lower rates earned on loans receivable, partially offset by a decrease in interest expense of $833,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume change in net interest income in 2013 were a decrease in interest income of $1,100,000 attributable to a decline in the balance of loans receivable, a decrease in interest expense of $724,000 attributable to a reduction in the balance of borrowed funds, and a decrease in interest expense of $337,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit and Individual Retirement Accounts). As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.99% in 2013, as compared to 4.14% in 2012.

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

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Interest rate spread:
Actual from Table III	3.97%	4.10%	3.99%	4.14%
Excluding Carolina First security	3.97%	3.97%	3.99%	4.00%

Interest margin:
Actual from Table III	4.15%	4.33%	4.16%	4.37%
Excluding Carolina First security	4.15%	4.20%	4.16%	4.23%

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $26,650,000 in 2013, a decrease of 14.0% from 2012. Interest and fees on loans receivable decreased $2,453,000, or 11.3%. As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $450,617,000 in 2013, a decrease of $10,434,000 (2.3%) from 2012. Net contraction in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency mortgage-backed securities and trust preferred securities. This contraction was partially offset by increases in the balances of U.S. Government agency bonds, U.S. Government agency collateralized mortgage obligations, and municipal securities. The Corporation’s yield on securities fell in 2012 and 2013 because of low market interest rates, the maturity of the Carolina First security noted above, calls on municipal bonds and trust preferred securities, and prepayments on mortgage-backed securities and collateralized mortgage obligations. The average rate of return on available-for-sale securities was 3.25% for 2013 and 4.00% in 2012.

The average balance of gross loans receivable decreased 5.1% to $666,793,000 in 2013 from $702,625,000 in 2012. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.84% in 2013 from 6.23% in 2012 as rates on new loans as well as existing, variable-rate loans have decreased.

The average balance of interest-bearing due from banks decreased to $26,323,000 in 2013 from $35,817,000 in 2012. This has consisted primarily of balances held by the Federal Reserve but also includes other overnight deposits and FDIC-insured certificates of deposit issued by other financial institutions. Although the rates of return on these balances are low, the Corporation has maintained relatively high levels of liquid assets in 2012 and 2013 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates in the future.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $1,888,000, or 38.5%, to $3,015,000 in 2013 from $4,903,000 in 2012. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.70% in 2013 from 1.05% in 2012.

Total average deposits (interest-bearing and noninterest-bearing) decreased 3.7%, to $968,333,000 in 2013 from $1,005,768,000 in 2012. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of interest checking and savings accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit and Individual Retirement Accounts have decreased significantly in 2013 as compared to 2012.

Total average borrowed funds decreased $37,583,000 to $83,407,000 in 2013 from $120,990,000 in 2012. During 2012 and 2013, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. In May and September 2012, the Corporation prepaid principal totaling $17,000,000 on long-term borrowings (repurchase agreements); the Corporation incurred losses from the prepayments totaling $2,333,000. In March 2013, the Corporation prepaid principal of $7,000,000 on a long-term borrowing (repurchase agreement) with a rate of 3.60%; the Corporation incurred a loss from the prepayment totaling $1,023,000, which is reported in Other Expenses in the Consolidated Statements of Income. Management expects that the prepayments will have a favorable effect on the net interest margin in the future. After the effect of the prepayments, the remaining balance of long-term borrowings under repurchase agreements was $61,000,000 at June 30, 2013. The average rate on borrowed funds was 3.78% in 2013, compared to 3.79% in 2012.

Three-Month Periods Ended June 30, 2013 and 2012

Except as noted below, significant changes in the three-month results are consistent with the discussion of the six-month results provided in the previous section.

For the three-month periods, fully taxable equivalent net interest income was $11,765,000 in 2013, $1,214,000 (9.4%) lower than in 2012. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $1,085,000 and net changes in volume had the effect of decreasing net interest income $129,000 in 2013 compared to 2012. As presented in Table III, the “Interest Rate Spread” was 3.97% in 2013, as compared to 4.10% in 2012.

Interest income totaled $13,180,000 in 2013, a decrease of 14.3% from 2012. Income from available-for-sale securities decreased $891,000 (19.7%), while interest and fees from loans receivable decreased $1,290,000, or 11.9%. As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2013 decreased to $455,446,000 from $463,366,000 in 2012. The average rate of return on available-for-sale securities was 3.19% for 2013 and 3.92% in 2012. For the three-month period, the average balance of gross loans receivable decreased 6.3% to $658,905,000 in 2013 from $703,096,000 in 2012. The average rate of return on loans was 5.80% in 2013 and 6.18% in 2012.

For the three-month period, interest expense fell $986,000, or 41.1%, to $1,415,000 in 2013 from $2,401,000 in 2012. Total average deposits (interest-bearing and noninterest-bearing) decreased 4.7%, to $964,074,000 in 2013 from $1,011,232,000 in 2012. Total average borrowed funds decreased $39,652,000 to $79,299,000 in 2013 from $118,951,000 in 2012.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,726	$2,593	($867)	$3,525	$5,326	($1,801)
Tax-exempt	1,897	1,921	(24)	3,743	3,837	(94)
Total available-for-sale securities	3,623	4,514	(891)	7,268	9,163	(1,895)
Interest-bearing due from banks	23	31	(8)	51	59	(8)
Loans held for sale	12	23	(11)	33	32	1
Loans receivable:
Taxable	9,028	10,242	(1,214)	18,253	20,608	(2,355)
Tax-exempt	494	570	(76)	1,045	1,143	(98)
Total loans receivable	9,522	10,812	(1,290)	19,298	21,751	(2,453)
Total Interest Income	13,180	15,380	(2,200)	26,650	31,005	(4,355)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	51	50	1	103	101	2
Money market	74	97	(23)	146	194	(48)
Savings	29	27	2	58	53	5
Certificates of deposit	375	770	(395)	836	1,596	(760)
Individual Retirement Accounts	144	326	(182)	308	676	(368)
Other time deposits	0	1	(1)	0	1	(1)
Total interest-bearing deposits	673	1,271	(598)	1,451	2,621	(1,170)
Borrowed funds:
Short-term	2	1	1	3	4	(1)
Long-term	740	1,129	(389)	1,561	2,278	(717)
Total borrowed funds	742	1,130	(388)	1,564	2,282	(718)
Total Interest Expense	1,415	2,401	(986)	3,015	4,903	(1,888)

Net Interest Income	$11,765	$12,979	($1,214)	$23,635	$26,102	($2,467)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2013	Return/	6/30/2012	Return/	6/30/2013	Return/	6/30/2012	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$323,248	2.14%	$333,255	3.13%	$319,451	2.23%	$332,131	3.22%
Tax-exempt	132,198	5.76%	130,111	5.94%	131,166	5.75%	128,920	5.99%
Total available-for-sale securities	455,446	3.19%	463,366	3.92%	450,617	3.25%	461,051	4.00%
Interest-bearing due from banks	23,044	0.40%	37,300	0.33%	26,323	0.39%	35,817	0.33%
Federal funds sold	3	0.00%	0	0.00%	9	0.00%	0	0.00%
Loans held for sale	787	6.12%	1,865	4.96%	1,486	4.48%	1,461	4.40%
Loans receivable:
Taxable	625,215	5.79%	666,752	6.18%	630,716	5.84%	666,344	6.22%
Tax-exempt	33,690	5.88%	36,344	6.31%	36,077	5.84%	36,281	6.34%
Total loans receivable	658,905	5.80%	703,096	6.18%	666,793	5.84%	702,625	6.23%
Total Earning Assets	1,138,185	4.64%	1,205,627	5.13%	1,145,228	4.69%	1,200,954	5.19%
Cash	16,961		17,791		16,523		17,341
Unrealized gain/loss on securities	13,820		17,545		15,038		17,734
Allowance for loan losses	(7,229)		(7,435)		(7,178)		(7,587)
Bank premises and equipment	18,351		18,908		18,502		18,903
Intangible Asset - Core Deposit Intangible	120		186		126		195
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	43,127		47,046		43,252		47,664
Total Assets	$1,235,277		$1,311,610		$1,243,433		$1,307,146

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$167,404	0.12%	$156,994	0.13%	$170,758	0.12%	$159,259	0.13%
Money market	204,444	0.15%	210,646	0.19%	203,293	0.14%	208,256	0.19%
Savings	117,224	0.10%	107,514	0.10%	116,883	0.10%	106,023	0.10%
Certificates of deposit	150,358	1.00%	199,320	1.55%	155,158	1.09%	195,622	1.64%
Individual Retirement Accounts	130,368	0.44%	144,095	0.91%	132,212	0.47%	145,168	0.94%
Other time deposits	1,161	0.00%	1,314	0.31%	1,004	0.00%	1,128	0.18%
Total interest-bearing deposits	770,959	0.35%	819,883	0.62%	779,308	0.38%	815,456	0.65%
Borrowed funds:
Short-term	5,684	0.14%	5,650	0.07%	4,956	0.12%	6,536	0.12%
Long-term	73,615	4.03%	113,301	4.01%	78,451	4.01%	114,454	4.00%
Total borrowed funds	79,299	3.75%	118,951	3.82%	83,407	3.78%	120,990	3.79%
Total Interest-bearing Liabilities	850,258	0.67%	938,834	1.03%	862,715	0.70%	936,446	1.05%
Demand deposits	193,115		191,349		189,025		190,312
Other liabilities	8,292		7,774		8,582		8,613
Total Liabilities	1,051,665		1,137,957		1,060,322		1,135,371
Stockholders' equity, excluding
other comprehensive income/loss	174,782		162,721		173,686		160,761
Other comprehensive income/loss	8,830		10,932		9,425		11,014
Total Stockholders' Equity	183,612		173,653		183,111		171,775
Total Liabilities and Stockholders' Equity	$1,235,277		$1,311,610		$1,243,433		$1,307,146
Interest Rate Spread		3.97%		4.10%		3.99%		4.14%
Net Interest Income/Earning Assets		4.15%		4.33%		4.16%		4.37%

Total Deposits (Interest-bearing
and Demand)	$964,074		$1,011,232		$968,333		$1,005,768

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/13 vs. 6/30/12			6 Months Ended 6/30/13 vs. 6/30/12
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	($74)	($793)	($867)	($198)	($1,603)	($1,801)
Tax-exempt	32	(56)	(24)	63	(157)	(94)
Total available-for-sale securities	(42)	(849)	(891)	(135)	(1,760)	(1,895)
Interest-bearing due from banks	(14)	6	(8)	(18)	10	(8)
Loans held for sale	(10)	(1)	(11)	1	0	1
Loans receivable:
Taxable	(611)	(603)	(1,214)	(1,094)	(1,261)	(2,355)
Tax-exempt	(39)	(37)	(76)	(6)	(92)	(98)
Total loans receivable	(650)	(640)	(1,290)	(1,100)	(1,353)	(2,453)
Total Interest Income	(716)	(1,484)	(2,200)	(1,252)	(3,103)	(4,355)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	4	(3)	1	7	(5)	2
Money market	(3)	(20)	(23)	(5)	(43)	(48)
Savings	2	0	2	5	0	5
Certificates of deposit	(165)	(230)	(395)	(288)	(472)	(760)
Individual Retirement Accounts	(29)	(153)	(182)	(56)	(312)	(368)
Other time deposits	0	(1)	(1)	0	(1)	(1)
Total interest-bearing deposits	(191)	(407)	(598)	(337)	(833)	(1,170)
Borrowed funds:
Short-term	0	1	1	(1)	0	(1)
Long-term	(396)	7	(389)	(723)	6	(717)
Total borrowed funds	(396)	8	(388)	(724)	6	(718)
Total Interest Expense	(587)	(399)	(986)	(1,061)	(827)	(1,888)

Net Interest Income	($129)	($1,085)	($1,214)	($191)	($2,276)	($2,467)

(1) Changes in income on tax-exempt securities and loans are presented on a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the change in each.

TABLE V - COMPARISON OF NONINTEREST INCOME

 (In Thousands)

	6 Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Service charges on deposit accounts	$2,330	$2,417	($87)	(3.6)
Service charges and fees	417	455	(38)	(8.4)
Trust and financial management revenue	1,989	1,889	100	5.3
Brokerage revenue	381	456	(75)	(16.4)
Insurance commissions, fees and premiums	104	107	(3)	(2.8)
Interchange revenue from debit card transactions	969	983	(14)	(1.4)
Net gains from sales of loans	1,132	638	494	77.4
Increase in cash surrender value of life insurance	192	236	(44)	(18.6)
Net gain from premises and equipment	0	270	(270)	(100.0)
Other operating income	520	483	37	7.7
Total other operating income before realized gains
(losses) on available-for-sale securities, net	$8,034	$7,934	$100	1.3

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $100,000 or 1.3%, in the first six months of 2013 as compared to the first six months of 2012. The most significant variances are as follows:

·	Net gains from sales of loans increased $494,000. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The increase in revenue in 2013 reflects increases in volume, including the impact of ongoing refinancing activity.

·	The net gain from premises and equipment of $270,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012. Total insurance proceeds associated with the reconstruction project amounted to $608,000, including $154,000 for reimbursement of clean-up and other expenses, with the gain determined based on the excess of insurance proceeds for reconstruction and replacement of equipment totaling $454,000 over the net book value of items replaced totaling $182,000.

TABLE VI - COMPARISON OF NONINTEREST INCOME

 (In Thousands)

	3 Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Service charges on deposit accounts	$1,171	$1,256	($85)	(6.8)
Service charges and fees	216	235	(19)	(8.1)
Trust and financial management revenue	1,045	960	85	8.9
Brokerage revenue	237	288	(51)	(17.7)
Insurance commissions, fees and premiums	59	73	(14)	(19.2)
Interchange revenue from debit card transactions	505	488	17	3.5
Net gains from sales of loans	587	373	214	57.4
Increase in cash surrender value of life insurance	99	117	(18)	(15.4)
Net gain from premises and equipment	0	270	(270)	(100.0)
Other operating income	272	219	53	24.2
Total other operating income before realized gains
(losses) on available-for-sale securities, net	$4,191	$4,279	($88)	(2.1)

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI decreased $88,000 or 2.1%, in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The most significant variances are as follows:

·	As described above, gains from sales of loans increased $214,000, with all of the gains resulting from sales of residential mortgage loans under the MPF Xtra program.

·	As noted previously, the net gain from premises and equipment of $270,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012.

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

 (In Thousands)

	6 Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Salaries and wages	$7,235	$7,161	$74	1.0
Pensions and other employee benefits	2,289	2,456	(167)	(6.8)
Occupancy expense, net	1,233	1,264	(31)	(2.5)
Furniture and equipment expense	977	943	34	3.6
FDIC Assessments	299	303	(4)	(1.3)
Pennsylvania shares tax	701	672	29	4.3
Loss on prepayment of debt	1,023	143	880	615.4
Other operating expense	4,339	3,935	404	10.3
Total Other Expense	$18,096	$16,877	$1,219	7.2

As shown in Table VII, total noninterest expense increased $1,219,000 or 7.2% in the first six months of 2013 as compared to the first six months of 2012. The increase in expense included the loss on prepayment of debt of $1,023,000 in 2013 and a loss on prepayment of debt of $143,000 in 2012, which is discussed in the Earnings Overview section of Management’s Discussion and Analysis. Excluding the loss on prepayment of debt, total noninterest expense increased $339,000, or 2.0%. Other significant variances include the following:

·	Pensions and other employee benefits decreased $167,000, or 6.8%. Health care expense decreased $140,000 as the amount of claims incurred during the first six months of 2013 was lower than in the first six months of 2012. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. Postretirement health care expense decreased $79,000, reflecting amendments to the plan that include elimination of the accrual of service time by full-time employees as well as changes to some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. Unemployment compensation decreased $46,000 as a result of a decrease in the Corporation’s experience-based Pennsylvania rate in 2013.

·	Other operating expense increased $404,000, or 10.3%. This category includes many different types of expenses, with the most significant differences in amounts between the first six months of 2013 and 2012 as follows:

➢	Professional fees increased $377,000, or 156.7%, in the first six months of 2013 over the same period in 2012. As noted in the Earnings Overview section, the Corporation incurred professional fee expense of $315,000 in 2013 for a consulting project related to debit card operations and electronic funds processing, for which management expects the consultants’ services to result in increases in noninterest revenue and reductions in noninterest expense going forward, most significantly from an estimated total reduction in expense of $1.9 million for electronic funds processing over the next 5 ½ years.

➢	Expense related to a change in third-party merchant processing was $117,000 in the first six months of 2013 with no corresponding expense in the first six months of 2012.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

 (In Thousands)

	3 Months Ended
	June 30,		$	%
	2013	2012	Change	Change
Salaries and wages	$3,635	$3,586	$49	1.4
Pensions and other employee benefits	1,034	1,090	(56)	(5.1)
Occupancy expense, net	599	628	(29)	(4.6)
Furniture and equipment expense	483	461	22	4.8
FDIC Assessments	147	157	(10)	(6.4)
Pennsylvania shares tax	351	340	11	3.2
Loss on prepayment of debt	0	143	(143)	(100.0)
Other operating expense	2,271	2,059	212	10.3
Total Other Expense	$8,520	$8,464	$56	0.7

As shown in Table VIII, total noninterest expense increased $56,000 or 0.7% in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The 2012 expenses include the loss on prepayment of debt of $143,000 with no corresponding loss in the three months ended June 30, 2013. Excluding the loss on prepayment of debt in 2012, total noninterest expense increased $199,000, or 2.4%. Significant variances include the following:

·	Pensions and other employee benefits decreased $56,000, or 5.1%. As a result of lower claims, healthcare expense decreased in the three months ended June 30, 2013 compared to the same period in 2012. Postretirement health care expense decreased reflecting amendments to the plan as previously noted.

·	Other operating expense increased $212,000, or 10.3%. This category includes many different types of expenses, with the most significant differences in amounts between the three months ended June 30, 2013 and 2012 as follows:

➢	Professional fees increased $331,000, or 255.3%, in the three months ended June 30, 2013 over the same period in 2012. As noted previously, the Corporation incurred professional fee expense of $315,000 in the second quarter 2013 for a consulting project related to related to debit card operations and electronic funds processing.

➢	Expense related to a change in third-party merchant processing was $56,000 in the three months ended June 30, 2013 with no corresponding expense in the same period of 2012.

➢	Realized losses from other real estate properties acquired via foreclosures amounted to $50,000 in the second quarter 2013 as compared to $184,000 in the second quarter 2012.

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

The allowance for loan losses was $7,198,000 at June 30, 2013, up from $6,857,000 at December 31, 2012. As shown in Table X, the specific allowance on impaired loans totaled $762,000 at June 30, 2013, which was $139,000 higher than the total specific allowance at December 31, 2012. Table X also shows the collectively determined component of the allowance for residential mortgages was $258,000 higher at June 30, 2013 than at December 31, 2012. The allowance for the residential mortgage segment was affected by the net charge-off percentage used to determine a portion of the collectively determined allowance, which was higher in the first six months of 2013 as compared to the percentage used throughout 2012. (The Corporation used net charge-offs as a percentage of average outstanding loans for the previous three calendar years to estimate a portion of the collectively determined allowance at both June 30, 2013 and December 31, 2012.) The collectively evaluated components of the allowance for the residential and commercial segments also increased due to slight increases in qualitative factors at June 30, 2013 as compared to December 31, 2012, while lower loan balances had the effect of decreasing the collectively evaluated components of the allowance for both segments.

The provision for loan losses by segment for the three-month and six-month periods ended June 30, 2013 and 2012 is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Residential mortgage	$132	($8)	$385	$35
Commercial	(81)	319	(104)	98
Consumer	15	56	11	50
Unallocated	0	0	(43)	2

Total	$66	$367	$249	$185

The provision for loan losses in the second quarter 2013 included a net increase in the allowance for loan losses on impaired loans of $171,000, including an increase in the allowance on impaired residential mortgage loans of $97,000 and an increase in the allowance on impaired commercial loans of $77,000. The net credit for loan losses from the commercial segment in the second quarter 2013 included a reduction in the collectively evaluated portion of the allowance of $120,000, mainly due to a reduction in outstanding commercial loans. In the second quarter 2012, the provision for loan losses included a $237,000 increase in the allowance on one commercial relationship.

For the first six months of 2013, the provision for loan losses included a net increase in the allowance on impaired loans of $139,000, including net increases in allowances on impaired residential mortgage loans of $62,000 and on commercial loans of $91,000. The increase in the provision for loan losses for the residential mortgage segment in 2013 over 2012 included an increase in the collectively evaluated portion of the allowance of $258,000, reflecting an increase in the net charge-off percentage used in the calculations as described above. The credit for the commercial segment in 2013 included the effect of net recoveries of $181,000 (recoveries on previously charged-off loans in excess of current period charge-offs). The provision for loan losses of $185,000 in the first six months of 2012 included an increase of $320,000 in the allowance on impaired loans for one commercial loan relationship, partially offset by reductions in the portions of the collectively evaluated allowances based on changes in the net charge-off factors for the residential mortgage and commercial segments.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $6,971,000 at June 30, 2013, down from the corresponding amount at December 31, 2012 of $7,429,000. Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at June 30, 2013 of $6,114,000 as compared to the December 31, 2012 total of $7,756,000, mainly due to a lower amount of past due residential mortgage loans. Also, total loans past due 90 days or more and still accruing interest was down slightly at June 30, 2013 to $2,202,000 from $2,311,000 at December 31, 2012. As part of its normal quarterly procedures, management reviewed loans past due 90 days or more at June 30, 2013, and determined the loans remaining in accrual status to be well secured and in the process of collection. Mainly as a result of the decrease in nonaccrual loans, total nonperforming loans of $8,899,000 at June 30, 2013 were $765,000 lower than nonperforming loans at December 31, 2012. Also, nonperforming loans as a percentage of total loans decreased slightly, to 1.36% at June 30, 2013 compared to 1.41% at December 31, 2012. Total nonperforming assets at June 30, 2013 were $9,789,000 compared to $10,543,000 at December 31, 2012. Total nonperforming assets as a percentage of total assets decreased slightly to 0.80% from 0.82% at December 31, 2012. The allowance for loan losses was 1.10% of total loans outstanding at June 30, 2013, up from 1.00% at December 31, 2012, and the allowance as a percentage of nonperforming loans was 80.89% at June 30, 2013, up from 70.95% at December 31, 2012. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2013. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX- ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	June 30,	June 30,	Years Ended December 31,
	2013	2012	2012	2011	2010	2009	2008
Balance, beginning of year	$6,857	$7,705	$7,705	$9,107	$8,265	$7,857	$8,859
Charge-offs:
Residential mortgage	(76)	(188)	(552)	(100)	(340)	(146)	(173)
Commercial	(114)	(35)	(498)	(1,189)	(91)	(39)	(1,607)
Consumer	(55)	(68)	(171)	(157)	(188)	(293)	(259)
Total charge-offs	(245)	(291)	(1,221)	(1,446)	(619)	(478)	(2,039)
Recoveries:
Residential mortgage	11	18	18	3	55	8	19
Commercial	295	5	8	255	113	77	22
Consumer	31	35	59	71	102	121	87
Total recoveries	337	58	85	329	270	206	128
Net recoveries (charge-offs)	92	(233)	(1,136)	(1,117)	(349)	(272)	(1,911)
Provision (credit) for loan losses	249	185	288	(285)	1,191	680	909
Balance, end of period	$7,198	$7,657	$6,857	$7,705	$9,107	$8,265	$7,857
Net (recoveries) charge-offs as a % of
average loans	-0.01%	0.03%	0.16%	0.16%	0.05%	0.04%	0.26%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	As of
	June 30,	As of December 31,
	2013	2012	2011	2010	2009	2008
ASC 310 - Impaired loans	$762	$623	$1,126	$2,288	$1,126	$456
ASC 450 - Collective segments:
Commercial	2,580	2,594	2,811	3,047	2,677	2,654
Residential mortgage	3,269	3,011	3,130	3,227	3,859	3,920
Consumer	189	188	204	232	281	399
Unallocated	398	441	434	313	322	428
Total Allowance	$7,198	$6,857	$7,705	$9,107	$8,265	$7,857

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	June 30,	As of December 31,
	2013	2012	2011	2010	2009	2008
Impaired loans with a valuation allowance	$1,874	$2,710	$3,433	$5,457	$2,690	$2,230
Impaired loans without a valuation allowance	5,097	4,719	4,431	3,191	3,257	3,435
Total impaired loans	$6,971	$7,429	$7,864	$8,648	$5,947	$5,665

Total loans past due 30-89 days and still accruing	$6,114	$7,756	$7,898	$7,125	$9,445	$9,875

Nonperforming assets:
Total nonaccrual loans	$6,697	$7,353	$7,197	$10,809	$9,092	$7,200
Total loans past due 90 days or more and still accruing	2,202	2,311	1,267	727	31	1,305
Total nonperforming loans	8,899	9,664	8,464	11,536	9,123	8,505
Foreclosed assets held for sale (real estate)	890	879	1,235	537	873	298
Total nonperforming assets	$9,789	$10,543	$9,699	$12,073	$9,996	$8,803

Loans subject to troubled debt restructurings (TDRs):
Performing	$2,187	$906	$1,064	$645	$326	$0
Nonperforming	1,154	1,155	2,413	0	0	0
Total TDRs	$3,341	$2,061	$3,477	$645	$326	$0

Total nonperforming loans as a % of loans	1.36%	1.41%	1.19%	1.58%	1.27%	1.14%
Total nonperforming assets as a % of assets	0.80%	0.82%	0.73%	0.92%	0.76%	0.69%
Allowance for loan losses as a % of total loans	1.10%	1.00%	1.09%	1.25%	1.15%	1.06%
Allowance for loan losses as a % of nonperforming loans	80.89%	70.95%	91.03%	78.94%	90.60%	92.38%

TABLE XII - SUMMARY OF LOANS BY TYPE

(In Thousands)	June 30,	As of December 31,
	2013	2012	2011	2010	2009	2008
Residential mortgage:
Residential mortgage loans - first liens	$304,806	$311,627	$331,015	$333,012	$340,268	$353,909
Residential mortgage loans - junior liens	24,797	26,748	28,851	31,590	35,734	40,657
Home equity lines of credit	33,076	33,017	30,037	26,853	23,577	21,304
1-4 Family residential construction	14,895	12,842	9,959	14,379	11,452	11,262
Total residential mortgage	377,574	384,234	399,862	405,834	411,031	427,132
Commercial:
Commercial loans secured by real estate	155,168	158,413	156,388	167,094	163,483	165,979
Commercial and industrial	45,812	48,442	57,191	59,005	49,753	48,295
Political subdivisions	24,033	31,789	37,620	36,480	37,598	38,790
Commercial construction and land	20,189	28,200	23,518	24,004	15,264	13,730
Loans secured by farmland	11,134	11,403	10,949	11,353	11,856	9,140
Multi-family (5 or more) residential	6,397	6,745	6,583	7,781	8,338	8,367
Agricultural loans	3,061	3,053	2,987	3,472	3,848	4,495
Other commercial loans	543	362	552	392	638	884
Total commercial	266,337	288,407	295,788	309,581	290,778	289,680
Consumer	11,059	11,269	12,665	14,996	19,202	26,732
Total	654,970	683,910	708,315	730,411	721,011	743,544
Less: allowance for loan losses	(7,198)	(6,857)	(7,705)	(9,107)	(8,265)	(7,857)
Loans, net	$647,772	$677,053	$700,610	$721,304	$712,746	$735,687

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2013, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $11,871,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $26,699,000 at June 30, 2013.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2013 and December 31, 2012 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2013	2012	2013	2012	2013	2012
Federal Home Loan Bank of Pittsburgh	$26,469	$17,809	$295,086	$328,023	$321,555	$345,832
Federal Reserve Bank Discount Window	0	0	25,668	27,367	25,668	27,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$26,469	$17,809	$365,754	$400,390	$392,223	$418,199

At June 30, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,472,000, short-term borrowings with a total amount of $12,000,000, and a letter of credit in the amount of $1,997,000. At December 31, 2012, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $15,812,000 as well as a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 8 of the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At June 30, 2013, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $256,006,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at June 30, 2013 and December 31, 2012 are presented below. Management believes, as of June 30, 2013 and December 31, 2012, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total capital to risk-weighted assets:
Consolidated	$172,544	25.75%	$53,609	³8%	n/a	n/a
C&N Bank	158,204	23.90%	52,953	³8%	$66,192	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	164,108	24.49%	26,805	³4%	n/a	n/a
C&N Bank	150,983	22.81%	26,477	³4%	39,715	³6%
Tier 1 capital to average assets:
Consolidated	164,108	13.51%	48,588	³4%	n/a	n/a
C&N Bank	150,983	12.54%	48,159	³4%	60,199	³5%

December 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$165,972	24.01%	$55,299	³8%	n/a	n/a
C&N Bank	152,462	22.31%	54,665	³8%	$68,331	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	158,008	22.86%	27,650	³4%	n/a	n/a
C&N Bank	145,596	21.31%	27,332	³4%	40,998	³6%
Tier 1 capital to average assets:
Consolidated	158,008	12.53%	50,459	³4%	n/a	n/a
C&N Bank	145,596	11.64%	50,053	³4%	62,567	³5%

Management expects the Corporation and C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios. See the discussion of future changes in regulatory capital requirements in the “New Capital Rule” section below.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. The Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $2,832,000 at June 30, 2013 and $11,568,000 at December 31, 2012. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2013.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was ($152,000) at June 30, 2013 and ($565,000) at December 31, 2012.

New Capital Rule

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). The Corporation and C&N Bank are subject to the new rule on January 1, 2015. Generally, the new rule implements higher minimum capital requirements, revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for residential mortgages and past due loans and provides a transition period for several aspects of the new rule.

A summarized comparison of the existing capital requirements with requirements under the new rule is as follows:

Current General
Risk-Based
	Capital Rule	New Capital Rule
Minimum regulatory capital ratios:
Common equity tier 1 capital/
risk-weighted assets (RWA)	N/A	4.5%
Tier 1 capital / RWA	4%	6%
Total capital / RWA	8%	8%
Tier 1 capital / Average assets
(Leverage ratio)	4%	4%

Capital buffers:
Capital conservation buffer	N/A	2.5% of RWA; composed of
common equity tier 1 capital

Prompt correction action levels -
Common equity tier 1 capital ratio:
Well capitalized	N/A	³6.5%
Adequately capitalized	N/A	³4.5%
Undercapitalized	N/A	<4.5%
Significantly undercapitalized	N/A	<3%

Prompt correction action levels -
Tier 1 capital ratio:
Well capitalized	³6%	³8%
Adequately capitalized	³4%	³6%
Undercapitalized	<4%	<6%
Significantly undercapitalized	<3%	<4%

Prompt correction action levels -
Total capital ratio:
Well capitalized	³10%	³10%
Adequately capitalized	³8%	³8%
Undercapitalized	<8%	<8%
Significantly undercapitalized	<6%	<6%

Prompt correction action levels -
Leverage ratio:
Well capitalized	³5%	³5%
Adequately capitalized	³4%	³4%
Undercapitalized	<4%	<4%
Significantly undercapitalized	<3%	<3%

Prompt correction action levels -
Critically undercapitalized:
Tangible equity to total assets	≤2%	≤2%

The new capital rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. Phase-in of the capital conservation buffer requirements will begin January 1, 2016. The transition schedule for new ratios, including the capital conservation buffer, is as follows:

	As of January 1:
	2015	2016	2017	2018	2019
Minimum common equity tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Common equity tier 1 capital conservation buffer	N/A	0.625%	1.25%	1.875%	2.5%
Minimum common equity tier 1 capital ratio plus
capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity
tier 1 capital	40%	60%	80%	100%	100%
Minimum tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum tier 1 capital ratio plus capital
conservation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus capital
conservation buffer	N/A	8.625%	9.25%	9.875%	10.5%

As fully phased in, a banking organization with a buffer greater than 2.5% would not be subject to additional limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making dividend payments or discretionary bonus payments if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as of the beginning of that quarter. Eligible net income is defined as net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income. A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer	Maximum Payout
(as a % of risk-weighted assets)	(as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

COMPREHENSIVE INCOME

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. The intent of this standard is to increase the prominence of comprehensive income in the financial statements. Accordingly, the Corporation has included Statements of Comprehensive Income in the unaudited consolidated financial statements for the three-month and six month periods ended June 30, 2013 and 2012.

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

Comprehensive Income totaled $1,357,000 for the six months ended June 30, 2013 as compared to $12,166,000 in the first six months of 2012. In the first six months of 2013, Comprehensive Income included: (1) Net Income of $9,680,000, which was $1,592,000 lower than in the first six months of 2012; (2) Other Comprehensive Loss from unrealized gains on available-for-sale securities, net of deferred income tax, of $8,736,000 as compared to Other Comprehensive Income of $728,000 in the first six months of 2012; and (3) Other Comprehensive Income from defined benefit plans of $413,000 in the first six months of 2013 as compared to $166,000 in the first six months of 2012.

Comprehensive loss totaled $1,417,000 for the second quarter 2013 as compared to comprehensive income of $6,365,000 in the second quarter of 2012. In the second quarter 2013, Comprehensive Loss included: (1) Net Income of $4,974,000, which was $711,000 lower than in the second quarter 2012; (2) Other Comprehensive Loss on unrealized gains on available-for-sale securities, net of deferred income tax, of $6,391,000 as compared to Other Comprehensive Income of $667,000 in the second quarter 2012; and (3) no Other Comprehensive Income or Loss from defined benefit plans compared to a Other Comprehensive Income of $13,000 for the second quarter of 2012.

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income in the first six months and second quarter 2013, down from 27% in the first six months and second quarter 2012. The provision for income tax for the interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The lower effective tax rate in 2013 is mainly attributable to lower pre-tax income in the first six months and second quarter 2013 in comparison to the corresponding periods of 2012. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2013, the net deferred tax asset was $4,631,000, up $2,906,000 from the balance at December 31, 2012. The largest changes in temporary difference components were as follows:

·	The deferred tax liability associated with unrealized gains on available-for-sale securities fell to $1,526,000 at June 30, 2013, a reduction of $4,702,000 from December 31, 2012, because of a reduction in unrealized gains on available-for-sale securities caused primarily by increases in long-term interest rates in the second quarter 2013.

·	In 2013, the deferred tax asset from net realized losses on securities fell to $149,000, a reduction of $1,105,000 from December 31, 2012, mainly due to the first quarter 2013 sale of a pooled trust-preferred security for which OTTI had been recorded for financial reporting purposes in previous years.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at June 30, 2013 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through the first half of 2013. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Further, Federal Reserve Chairman Ben Bernanke recently stated that he expects the Federal Reserve to continue “[h]ighly accommodative monetary policy for the foreseeable future.”

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of June 30, 2013 and October 31, 2012. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

June 30, 2013 Data
(In Thousands)		Period Ending June 30, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$54,725	$22,791	$31,934	-21.4%	25.0%
+300	52,524	18,058	34,466	-15.1%	20.0%
+200	50,320	13,660	36,660	-9.7%	15.0%
+100	48,056	9,485	38,571	-5.0%	10.0%
0	45,925	5,309	40,616	0.0%	0.0%
-100	43,601	5,141	38,460	-5.3%	10.0%
-200	42,188	5,140	37,048	-8.8%	15.0%
-300	41,746	5,140	36,606	-9.9%	20.0%
-400	41,639	5,140	36,499	-10.1%	25.0%

	Market Value of Portfolio Equity at June 30, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$160,218	-27.4%	50.0%
+300	173,660	-21.4%	45.0%
+200	189,873	-14.0%	35.0%
+100	205,418	-7.0%	25.0%
0	220,809	0.0%	0.0%
-100	223,969	1.4%	25.0%
-200	232,553	5.3%	35.0%
-300	256,856	16.3%	45.0%
-400	297,347	34.7%	50.0%

October 31, 2012 Data
(In Thousands)		Period Ending October 31, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$60,813	$26,050	$34,763	-18.9%	25.0%
+300	58,329	20,789	37,540	-12.4%	20.0%
+200	55,398	16,004	39,394	-8.1%	15.0%
+100	52,592	11,338	41,254	-3.7%	10.0%
0	49,534	6,673	42,861	0.0%	0.0%
-100	46,881	6,236	40,645	-5.2%	10.0%
-200	46,178	6,233	39,945	-6.8%	15.0%
-300	45,925	6,233	39,692	-7.4%	20.0%
-400	45,800	6,233	39,567	-7.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$165,826	-21.7%	50.0%
+300	179,904	-15.1%	45.0%
+200	193,117	-8.8%	35.0%
+100	204,290	-3.6%	25.0%
0	211,846	0.0%	0.0%
-100	207,561	-2.0%	25.0%
-200	230,184	8.7%	35.0%
-300	268,229	26.6%	45.0%
-400	309,611	46.1%	50.0%

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

Equity securities held as of June 30, 2013 and December 31, 2012 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2013.

TABLE XIV - EQUITY SECURITIES RISK

(In Thousands)

	June 30,	Dec. 31,
	2013	2012
Cost	$5,965	$5,912
Fair Value	8,717	8,373
Hypothetical 10% Decline In Market Value	(872)	(837)
Hypothetical 20% Decline In Market Value	(1,743)	(1,675)

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

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of June 30, 2013, the maximum additional value available for purchases under this program was $980,694.

In the second quarter 2013, the Corporation made no purchases of its equity securities.

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
to the unaudited consolidated financial
statements, which is included in Part I,
Item 1 of Form 10-Q

15. Letter re: unaudited interim information	Not applicable

18. Letter re: change in accounting principles	Not applicable

19. Report furnished to security holders	Not applicable

22. Published report regarding matters submitted to	Not applicable
vote of security holders

23. Consents of experts and counsel	Not applicable

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

99. Additional exhibits	Not applicable

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS & NORTHERN CORPORATION

August 8, 2013	By:	/s/ Charles H. Updegraff, Jr.
Date		President and Chief Executive Officer

August 8, 2013	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

