Form 10-Q
period 2013-09-30
CITIZENS & NORTHERN CORP
filed 2013-11-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,372,133 Shares Outstanding on November 1, 2013

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION
Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – September 30, 2013 and
December 31, 2012	Page 3

Consolidated Statements of Income (Unaudited) – Three-Month and
Nine-Month Periods Ended September 30, 2013 and 2012	Page 4

Consolidated Statements of Comprehensive Income (Unaudited) -
Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012	Page 5

Consolidated Statements of Cash Flows (Unaudited) – Nine Months
Ended September 30, 2013 and 2012	Page 6

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) - Nine Months Ended September 30, 2013 and 2012	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 36

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	Pages 37 – 56

Item 3. Quantitative and Qualitative Disclosures About Market
Risk	Pages 57 – 59

Item 4. Controls and Procedures	Page 59

Part II. Other Information	Pages 60 – 61

Signatures	Page 62

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks:
Noninterest-bearing	$20,490	$21,356
Interest-bearing	22,757	38,480
Total cash and due from banks	43,247	59,836
Available-for-sale securities, at fair value	475,650	472,577
Loans held for sale	801	2,545

Loans receivable	648,475	683,910
Allowance for loan losses	(7,130)	(6,857)
Loans, net	641,345	677,053
Bank-owned life insurance	21,645	21,344
Accrued interest receivable	4,223	4,281
Bank premises and equipment, net	17,640	18,707
Foreclosed assets held for sale	776	879
Deferred tax asset, net	4,507	1,725
Intangible asset - Core deposit intangibles	100	138
Intangible asset - Goodwill	11,942	11,942
Other assets	11,076	15,880
TOTAL ASSETS	$1,232,952	$1,286,907

LIABILITIES
Deposits:
Noninterest-bearing	$191,250	$189,941
Interest-bearing	772,215	816,165
Total deposits	963,465	1,006,106
Short-term borrowings	4,833	5,567
Long-term borrowings	73,405	83,812
Accrued interest and other liabilities	10,043	8,636
TOTAL LIABILITIES	1,051,746	1,104,121

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference
per share; no shares issued at September 30, 2013 and December 31, 2012	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2013 and
2012; issued 12,579,205 at September 30, 2013 and 12,525,411 at December 31, 2012	12,579	12,525
Paid-in capital	69,669	68,622
Retained earnings	100,052	94,839
Treasury stock, at cost; 207,072 shares at September 30, 2013
and 251,376 shares at December 31, 2012	(3,462)	(4,203)
Sub-total	178,838	171,783
Accumulated other comprehensive income:
Unrealized gains on available-for-sale securities	2,520	11,568
Defined benefit plans	(152)	(565)
Total accumulated other comprehensive income	2,368	11,003
TOTAL STOCKHOLDERS' EQUITY	181,206	182,786
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,232,952	$1,286,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF INCOME	3 Months Ended		Fiscal Year To Date
(In Thousands, Except Per Share Data) (Unaudited)	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
	2013	2012	2013	2012
INTEREST INCOME	(Current)	(Prior Year)	(Current)	(Prior Year)
Interest and fees on loans	$8,742	$9,996	$26,995	$30,604
Interest on balances with depository institutions	25	31	76	90
Interest on loans to political subdivisions	337	395	1,022	1,147
Interest on loans held for sale	14	42	47	74
Income from available-for-sale securities:
Taxable	1,640	2,019	5,020	7,197
Tax-exempt	1,185	1,275	3,640	3,803
Dividends	84	78	229	226
Total interest and dividend income	12,027	13,836	37,029	43,141
INTEREST EXPENSE
Interest on deposits	647	1,158	2,098	3,779
Interest on short-term borrowings	3	2	6	6
Interest on long-term borrowings	746	1,068	2,307	3,346
Total interest expense	1,396	2,228	4,411	7,131
Net interest income	10,631	11,608	32,618	36,010
Provision for loan losses	239	236	488	421
Net interest income after provision for loan losses	10,392	11,372	32,130	35,589
OTHER INCOME
Service charges on deposit accounts	1,281	1,290	3,611	3,707
Service charges and fees	241	239	658	694
Trust and financial management revenue	1,033	873	3,022	2,762
Interchange revenue from debit card transactions	484	477	1,453	1,460
Net gains from sale of loans	624	625	1,756	1,263
Increase in cash surrender value of life insurance	109	111	301	347
Insurance commissions, fees and premiums	32	62	136	169
Other operating income	489	445	1,390	1,654
Sub-total	4,293	4,122	12,327	12,056
Total other-than-temporary impairment losses on available-for-sale securities	0	0	(25)	(67)
Portion of (gain) loss recognized in other comprehensive loss (before taxes)	0	0	0	0
Net impairment losses recognized in earnings	0	0	(25)	(67)
Realized gains on available-for-sale securities, net	193	2,430	1,477	2,698
Net realized gains on available-for-sale securities	193	2,430	1,452	2,631
Total other income	4,486	6,552	13,779	14,687
OTHER EXPENSES
Salaries and wages	3,536	3,594	10,771	10,755
Pensions and other employee benefits	876	982	3,165	3,438
Occupancy expense, net	626	610	1,859	1,874
Furniture and equipment expense	487	475	1,464	1,418
FDIC Assessments	151	165	450	468
Pennsylvania shares tax	350	339	1,051	1,011
Professional fees	806	112	1,424	353
Automated teller machine and interchange expense	209	218	802	858
Software subscriptions	218	290	641	663
Loss on prepayment of debt	0	2,190	1,023	2,333
Other operating expense	1,351	1,441	4,056	4,122
Total other expenses	8,610	10,416	26,706	27,293
Income before income tax provision	6,268	7,508	19,203	22,983
Income tax provision	1,579	2,014	4,834	6,217
NET INCOME	$4,689	$5,494	$14,369	$16,766
NET INCOME PER SHARE - BASIC	$0.38	$0.45	$1.16	$1.37
NET INCOME PER SHARE - DILUTED	$0.38	$0.45	$1.16	$1.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income
(In Thousands) (Unaudited)	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2013	2012	2013	2012
Net income	$4,689	$5,494	$14,369	$16,766

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(286)	3,597	(12,465)	5,168
Reclassification adjustment for gains realized in income	(193)	(2,430)	(1,452)	(2,631)
Other comprehensive (loss) gain on available-for-sale securities	(479)	1,167	(13,917)	2,537

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in
accumulated other comprehensive gain	0	0	636	200
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	20	0	60
Other comprehensive gain on unfunded retirement obligations	0	20	636	260

Other comprehensive (loss) income before income tax	(479)	1,187	(13,281)	2,797
Income tax related to other comprehensive loss (income)	167	(415)	4,646	(1,131)

Net other comprehensive (loss) income	(312)	772	(8,635)	1,666

Comprehensive income	$4,377	$6,266	$5,734	$18,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended September 30,
(In Thousands) (Unaudited)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,369	$16,766
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	488	421
Realized gains on available-for-sale securities, net	(1,452)	(2,631)
Gain on disposition of premises and equipment	(14)	(271)
Loss on prepayment of debt	1,023	2,333
Loss on sale of foreclosed assets, net	71	99
Depreciation expense	1,523	1,444
Accretion and amortization on securities, net	1,428	1,022
Accretion and amortization on loans and deposits, net	(25)	(40)
Amortization of mortgage servicing rights	112	69
Increase in cash surrender value of life insurance	(301)	(347)
Stock-based compensation	605	487
Amortization of core deposit intangibles	38	56
Deferred income taxes	1,864	2,920
Gains on sales of loans, net	(1,756)	(1,263)
Origination of loans for sale	(47,737)	(42,571)
Proceeds from sales of loans	50,681	40,665
Decrease (increase) in accrued interest receivable and other assets	3,410	(1,266)
Increase (decrease) in accrued interest payable and other liabilities	2,107	(545)
Net Cash Provided by Operating Activities	26,434	17,348
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	240	0
Purchase of certificates of deposit	(960)	(1,060)
Proceeds from sales of available-for-sale securities	24,120	14,804
Proceeds from calls and maturities of available-for-sale securities	77,222	81,595
Purchase of available-for-sale securities	(118,308)	(107,483)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,678	1,222
Purchase of Federal Home Land Bank of Pittsburgh stock	(825)	0
Net decrease in loans	35,022	9,141
Purchase of premises and equipment	(484)	(1,428)
Proceeds from disposition of premises and equipment	42	455
Purchase of investment in limited liability entity	(147)	(538)
Return of principal on limited liability entity investments	126	80
Proceeds from sale of foreclosed assets	255	1,120
Net Cash Provided by (Used in) Investing Activities	18,981	(2,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(42,641)	(5,202)
Net (decrease) increase in short-term borrowings	(734)	14,707
Repayments of long-term borrowings	(11,430)	(37,742)
Sale of treasury stock	168	219
Tax benefit from compensation plans	91	83
Common dividends paid	(8,178)	(6,460)
Net Cash Used in Financing Activities	(62,724)	(34,395)
DECREASE IN CASH AND CASH EQUIVALENTS	(17,309)	(19,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,016	56,815
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,707	$37,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$223	$737
Interest paid	$4,437	$7,392
Income taxes paid	$2,866	$4,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2013 and 2012
(In Thousands Except Share and Per Share Data)						Accum. Other
(Unaudited)	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Nine Months Ended September 30, 2013:
Balance, December 31, 2012	12,525,411	251,376	$12,525	$68,622	$94,839	$11,003	($4,203)	$182,786
Net income					14,369			14,369
Other comprehensive loss, net						(8,635)		(8,635)
Cash dividends declared on common
stock, $.75 per share					(9,250)			(9,250)
Shares issued for dividend reinvestment
plan	53,794		54	1,018				1,072
Shares issued from treasury related to
exercise of stock options		(9,651)		6			162	168
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		3,233		54			(54)	0
Stock-based compensation expense				605				605
Tax effect of stock option exercises				(3)				(3)
Tax benefit from employee benefit plan					94			94
Balance, September 30, 2013	12,579,205	207,072	$12,579	$69,669	$100,052	$2,368	($3,462)	$181,206

Nine Months Ended September 30, 2012:
Balance, December 31, 2011	12,460,920	305,391	$12,461	$67,568	$82,302	$10,160	($5,106)	$167,385
Net income					16,766			16,766
Other comprehensive income, net						1,666		1,666
Cash dividends declared on common
stock, $.60 per share					(7,331)			(7,331)
Shares issued for dividend
reinvestment plan	45,839		46	825				871
Shares issued from treasury related to
exercise of stock options		(14,399)		(22)			241	219
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		3,560		59			(59)	0
Stock-based compensation expense				487				487
Tax effect of stock option exercises				9				9
Tax benefit from employee benefit plan					74			74
Balance, September 30, 2012	12,506,759	252,000	$12,507	$68,215	$91,811	$11,826	($4,213)	$180,146

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

Operating results reported for the three-month and nine-month periods ended September 30, 2013 might not be indicative of the results for the year ending December 31, 2013. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2. PER SHARE DATA

Net income per share is based on the weighted-average number of shares of common stock outstanding. The following data show the amounts used in computing basic and diluted net income per share. As shown in the table that follows, diluted earnings per share is computed using weighted-average common shares outstanding, plus weighted-average common shares available from the exercise of all dilutive stock options, less the number of shares that could be repurchased with the proceeds of stock option exercises based on the average share price of the Corporation's common stock during the period.

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2013
Earnings per share – basic	$14,369,000	12,342,706	$1.16
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		251,970
Hypothetical share repurchase at $19.73		(222,749)
Earnings per share – diluted	$14,369,000	12,371,927	$1.16

Nine Months Ended September 30, 2012
Earnings per share – basic	$16,766,000	12,225,895	$1.37
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		202,199
Hypothetical share repurchase at $19.35		(175,737)
Earnings per share – diluted	$16,766,000	12,252,357	$1.37

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended September 30, 2013
Earnings per share – basic	$4,689,000	12,363,887	$0.38
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		302,956
Hypothetical share repurchase at $ 20.10		(269,941)
Earnings per share – diluted	$4,689,000	12,396,902	$0.38

Quarter Ended September 30, 2012
Earnings per share – basic	$5,494,000	12,244,797	$0.45
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		198,863
Hypothetical share repurchase at $19.35		(172,975)
Earnings per share – diluted	$5,494,000	12,270,685	$0.45

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 98,809 shares in the nine-month period ended September 30, 2013, 146,295 shares in the nine-month period ended September 30, 2012, 57,658 shares in the third quarter 2013 and 143,866 shares in the third quarter 2012.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($12,465)	$4,362	($8,103)
Reclassification adjustment for (gains) realized in income	(1,452)	507	(945)
Other comprehensive loss on available-for-sale securities	(13,917)	4,869	(9,048)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	636	(223)	413
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	636	(223)	413

Total other comprehensive loss	($13,281)	$4,646	($8,635)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended September 30, 2012:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,168	($1,971)	$3,197
Reclassification adjustment for (gains) realized in income	(2,631)	921	(1,710)
Other comprehensive gain on available-for-sale securities	2,537	(1,050)	1,487

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	200	(61)	139
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	60	(20)	40
Other comprehensive gain on unfunded retirement obligations	260	(81)	179

Total other comprehensive income	$2,797	($1,131)	$1,666

Three Months Ended September 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($286)	$101	($185)
Reclassification adjustment for (gains) realized in income	(193)	66	(127)
Other comprehensive loss on available-for-sale securities	(479)	167	(312)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	0	0	0

Total other comprehensive loss	($479)	$167	($312)

Three Months Ended September 30, 2012:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$3,597	($1,259)	$2,338
Reclassification adjustment for (gains) realized in income	(2,430)	851	(1,579)
Other comprehensive gain on available-for-sale securities	1,167	(408)	759

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	20	(7)	13
Other comprehensive gain on unfunded retirement obligations	20	(7)	13

Total other comprehensive income	$1,187	($415)	$772

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Nine Months Ended September 30, 2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive (loss) income before reclassifications	(8,103)	413	(7,690)
Amounts reclassified from accumulated other
comprehensive income	(945)	0	(945)
Other comprehensive (loss) income	(9,048)	413	(8,635)
Balance, end of period	$2,520	($152)	$2,368

Nine Months Ended September 30, 2012
Balance, beginning of period	$10,791	($631)	$10,160
Other comprehensive income before reclassifications	3,197	139	3,336
Amounts reclassified from accumulated other
comprehensive income	(1,710)	40	(1,670)
Other comprehensive income	1,487	179	1,666
Balance, end of period	$12,278	($452)	$11,826

Three Months Ended September 30, 2013
Balance, beginning of period	$2,832	($152)	$2,680
Other comprehensive loss before reclassifications	(185)	0	(185)
Amounts reclassified from accumulated other
comprehensive income	(127)	0	(127)
Other comprehensive loss	(312)	0	(312)
Balance, end of period	$2,520	($152)	$2,368

Three Months Ended September 30, 2012
Balance, beginning of period	$11,519	($465)	$11,054
Other comprehensive income before reclassifications	2,338	0	2,338
Amounts reclassified from accumulated other
comprehensive income	(1,579)	13	(1,566)
Other comprehensive income	759	13	772
Balance, end of period	$12,278	($452)	$11,826

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Items reclassified out of each component of other comprehensive income are as follows:

For the Nine Months Ended September 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,477)	Realized gains on available-for-sale securities, net
	(1,452)	Total before tax
	507	Income tax provision
	(945)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(23)	Pensions and other employee benefits
Actuarial loss	23	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax

Total reclassifications for the period	($945)

For the Three Months Ended September 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	$0	Total other-than-temporary impairment losses on
available-for-sale securities
	(193)	Realized gains on available-for-sale securities, net
	(193)	Total before tax
	66	Income tax provision
	(127)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	7	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax

Total reclassifications for the period	($127)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2013 and December 31, 2012 include the following:

(In thousands)	Sept. 30,	Dec. 31,
	2013	2012
Cash and cash equivalents	$37,707	$55,016
Certificates of deposit	5,540	4,820
Total cash and due from banks	$43,247	$59,836

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. Required reserves fluctuate based on deposit levels and are adjusted biweekly. Required reserves were $11,501,000 at September 30, 2013 and $14,128,000 at December 31, 2012.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2013 and December 31, 2012, assets measured at fair value and the valuation methods used are as follows:

		September 30, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$46,384	$0	$46,384
Obligations of states and political subdivisions:
Tax-exempt	0	131,096	0	131,096
Taxable	0	31,211	0	31,211
Mortgage-backed securities	0	82,354	0	82,354
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	175,078	0	175,078
Collateralized debt obligations	0	660	0	660
Total debt securities	0	466,783	0	466,783
Marketable equity securities	8,867	0	0	8,867
Total available-for-sale securities	8,867	466,783	0	475,650
Servicing rights	0	0	1,049	1,049
Total recurring fair value measurements	$8,867	$466,783	$1,049	$476,699
Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,553	$4,553
Valuation allowance	0	0	(703)	(703)
Impaired loans, net	0	0	3,850	3,850
Foreclosed assets held for sale	0	0	776	776
Total nonrecurring fair value measurements	$0	$0	$4,626	$4,626

		December 31, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$31,217	$0	$31,217
Obligations of states and political subdivisions:
Tax-exempt	0	137,020	0	137,020
Taxable	0	24,817	0	24,817
Mortgage-backed securities	0	80,196	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	183,510	0	183,510
Trust preferred securities issued by individual institutions	0	5,171	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	1,613	1,613
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	462,591	1,613	464,204
Marketable equity securities	8,373	0	0	8,373
Total available-for-sale securities	8,373	462,591	1,613	472,577
Servicing rights	0	0	605	605
Total recurring fair value measurements	$8,373	$462,591	$2,218	$473,182
Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$2,710	$2,710
Valuation allowance	0	0	(623)	(623)
Impaired loans, net	0	0	2,087	2,087
Foreclosed assets held for sale	0	0	879	879
Total nonrecurring fair value measurements	$0	$0	$2,966	$2,966

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. At September 30, 2013 and December 31, 2012, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/13	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	9/30/13
Servicing rights	$1,049	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	147.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/12	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/12
Pooled trust preferred securities - senior tranches	$1,613	Discounted cash flow	Issuer defaults	50.26%	Actual deferrals and defaults as % of outstanding collateral
				19.73%	Expected additional net deferrals and defaults as % of performing collateral
			Issuer prepayments	41.24%	Expected issuer prepayments as % of performing collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Servicing rights	605	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	288.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$0	$0	$850	$850	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	240	240	0	0	556	556
Accretion and amortization, net	0	0	0	0	(2)	0	0	(2)
Proceeds from sales and calls	0	0	0	0	(1,636)	(571)	0	(2,207)
Realized gains, net	0	0	0	0	23	571	0	594
Unrealized losses included in earnings	0	0	(41)	(41)	0	0	(112)	(112)
Unrealized (losses) gains included in
other comprehensive income	0	0	0	0	2	0	0	2
Balance, end of period	$0	$0	$1,049	$1,049	$0	$0	$1,049	$1,049

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$2,386	$1,146	$460	$3,992	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	133	133	0	0	262	262
Accretion and amortization, net	(1)	0	0	(1)	(6)	0	0	(6)
Proceeds from sales and calls	0	(1,781)	0	(1,781)	(2,515)	(1,835)	0	(4,350)
Realized gains, net	0	1,781	0	1,781	40	1,835	0	1,875
Unrealized losses included in earnings	0	0	(25)	(25)	0	0	(69)	(69)
Unrealized gains (losses) included in
other comprehensive income	111	(1,146)	0	(1,035)	339	(730)	0	(391)
Balance, end of period	$2,496	$0	$568	$3,064	$2,496	$0	$568	$3,064

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LOANS HELD FOR SALE - Fair values of loans held for sale are determined based on applicable sale prices available under the Federal Home Loan Banks’ MPF Xtra program.

LOANS - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and other consumer. Each loan category is further segmented into fixed-rate and adjustable-rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for estimated prepayments based on historical experience, using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. Fair value of nonperforming loans is based on recent appraisals or estimates prepared by the Corporation’s lending officers.

SERVICING RIGHTS - The fair value of servicing rights, included in other assets in the consolidated balance sheet, is determined through a discounted cash flow valuation. Significant inputs include expected net servicing income, the discount rate and the expected prepayment speeds of the underlying loans.

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable at September 30, 2013 and December 31, 2012. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	September 30, 2013		December 31, 2012
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$37,707	$37,707	$55,016	$55,016
Certificates of deposit	Level 2	5,540	5,596	4,820	4,860
Available-for-sale securities	See Above	475,650	475,650	472,577	472,577
Restricted equity securities (included in Other Assets)	Level 2	2,989	2,989	4,842	4,842
Loans held for sale	Level 1	801	801	2,545	2,545
Loans, net	Level 3	641,345	645,271	677,053	693,047
Accrued interest receivable	Level 1	4,223	4,223	4,281	4,281
Servicing rights	Level 3	1,049	1,049	605	605

Financial liabilities:
Deposits with no stated maturity	Level 1	693,219	693,219	693,687	693,687
Time deposits	Level 3	270,246	271,800	312,419	315,005
Short-term borrowings	Level 3	4,833	4,791	5,567	5,527
Long-term borrowings	Level 3	73,405	81,854	83,812	96,032
Accrued interest payable	Level 1	111	111	137	137

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at September 30, 2013 and December 31, 2012 are summarized as follows:

		September 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$47,445	$365	($1,426)	$46,384
Obligations of states and political subdivisions:
Tax-exempt	129,884	3,198	(1,986)	131,096
Taxable	31,582	261	(632)	31,211
Mortgage-backed securities	80,190	2,405	(241)	82,354
Collateralized mortgage obligations,
Issued by U.S. Government agencies	176,208	1,515	(2,645)	175,078
Collateralized debt obligations	660	0	0	660
Total debt securities	465,969	7,744	(6,930)	466,783
Marketable equity securities	5,802	3,066	(1)	8,867
Total	$471,771	$10,810	($6,931)	$475,650

		December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$30,695	$572	($50)	$31,217
Obligations of states and political subdivisions:
Tax-exempt	130,168	7,030	(178)	137,020
Taxable	24,426	462	(71)	24,817
Mortgage-backed securities	76,368	3,828	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	179,770	3,887	(147)	183,510
Trust preferred securities issued by individual institutions	5,167	4	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	1,615	0	(2)	1,613
Other collateralized debt obligations	660	0	0	660
Total debt securities	448,869	15,783	(448)	464,204
Marketable equity securities	5,912	2,500	(39)	8,373
Total	$454,781	$18,283	($487)	$472,577

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012:

September 30, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$27,489	($1,426)	$0	$0	$27,489	($1,426)
Obligations of states and political subdivisions:
Tax-exempt	42,396	(1,771)	2,719	(215)	45,115	(1,986)
Taxable	14,013	(550)	2,117	(82)	16,130	(632)
Mortgage-backed securities	9,525	(241)	0	0	9,525	(241)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	82,290	(2,487)	4,609	(158)	86,899	(2,645)
Total debt securities	175,713	(6,475)	9,445	(455)	185,158	(6,930)
Marketable equity securities	5	(1)	0	0	5	(1)
Total temporarily impaired available-for-sale securities	$175,718	($6,476)	$9,445	($455)	$185,163	($6,931)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,006	($50)	$0	$0	$10,006	($50)
Obligations of states and political subdivisions:
Tax-exempt	7,082	(92)	3,285	(86)	10,367	(178)
Taxable	4,149	(71)	0	0	4,149	(71)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	16,755	(146)	454	(1)	17,209	(147)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	1,613	(2)	1,613	(2)
Total debt securities	37,992	(359)	5,352	(89)	43,344	(448)
Marketable equity securities	95	(6)	67	(33)	162	(39)
Total temporarily impaired available-for-sale securities	$38,087	($365)	$5,419	($122)	$43,506	($487)

Gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
Gross realized gains from sales	$193	$2,430	$1,595	$2,747
Gross realized losses from sales	0	0	(118)	(49)
Losses from OTTI impairment	0	0	(25)	(67)
Net realized gains	$193	$2,430	$1,452	$2,631

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2013. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$26,404	$26,650
Due from one year through five years	43,581	44,227
Due from five years through ten years	77,448	75,606
Due after ten years	62,138	62,868
Subtotal	209,571	209,351
Mortgage-backed securities	80,190	82,354
Collateralized mortgage obligations,
Issued by U.S. Government agencies	176,208	175,078
Total	$465,969	$466,783

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

Investment securities carried at $320,598,000 at September 30, 2013 and $293,310,000 at December 31, 2012 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2013 is provided below.

Debt Securities

At September 30, 2013, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities, including municipal bonds with no external ratings, at September 30, 2013 to be temporary.

At September 30, 2013, the total amortized cost basis of municipal bonds with no external credit ratings was $20,587,000, with an aggregate unrealized loss of $869,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. Most of the bonds for which credit rating agencies have withdrawn their ratings were insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds. In the third quarter 2013, a credit rating agency withdrew its ratings on several bonds due to changes in its rating methodology related to credit enhancement programs provided by issuers’ state governments. However, the credit enhancement remains in effect on the bonds. None of the unrated municipal bonds has failed to make a scheduled payment.

The Corporation recognized OTTI charges in 2009 and 2010 related to its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010 and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The security had a face amount of $2,000,000 and matured in May 2012. Because the security matured, the Corporation recorded no accretion income in the three-month and nine-month periods ended September 30, 2013. The Corporation recorded no accretion income in the three-month period ended September 30, 2012 but recorded accretion income (included in interest income) totaling $855,000 in the nine-month period ended September 30, 2012. For the year ended December 31, 2012, the Corporation recorded accretion income totaling $855,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

During the second quarter 2013, the Corporation’s holding of the senior tranche of MMCAPS Funding I, Ltd., a pooled trust preferred security, was fully redeemed primarily due to prepayments of debt by the underlying issuers in the pool. The Corporation received aggregate proceeds of $1,636,000, which included a realized pretax gain of $23,000. Also during the second quarter 2013, Astoria Financial Corporation redeemed (called) the trust preferred security held by the Corporation. The Corporation received aggregate proceeds of $5,171,000, which included a realized pretax gain of $13,000.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2013 and December 31, 2012 consisted exclusively of stocks of banking companies. In the first quarter 2013, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $25,000. In the first quarter 2012, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $67,000. Management’s decisions followed evaluations of the issuers’ published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized impairment losses to write each stock down to the most recent trade price at the end of the quarter in which each loss was recognized. At September 30, 2013, management did not intend to sell impaired bank stocks, and based on the intent to hold the securities for the foreseeable future and other factors specific to the securities, has determined that none of the Corporation’s bank stock holdings were other than temporarily impaired at September 30, 2013.

Realized gains from sales of bank stocks totaled $188,000 in the three-month period ended September 30, 2013 and $766,000 in the nine-month period ended September 30, 2013. Realized gains from sales of bank stocks totaled $538,000 in the three-month and nine-month periods ended September 30, 2012.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $2,859,000 at September 30, 2013 and $4,712,000 at December 31, 2012. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2013 and December 31, 2012. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

Loans outstanding at September 30, 2013 and December 31, 2012 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Sept. 30,	Dec. 31,
	2013	2012
Residential mortgage:
Residential mortgage loans - first liens	$301,794	$311,627
Residential mortgage loans - junior liens	24,079	26,748
Home equity lines of credit	34,360	33,017
1-4 Family residential construction	15,746	12,842
Total residential mortgage	375,979	384,234
Commercial:
Commercial loans secured by real estate	151,602	158,413
Commercial and industrial	44,312	48,442
Political subdivisions	13,905	31,789
Commercial construction and land	21,630	28,200
Loans secured by farmland	10,711	11,403
Multi-family (5 or more) residential	5,994	6,745
Agricultural loans	3,085	3,053
Other commercial loans	9,858	362
Total commercial	261,097	288,407
Consumer	11,399	11,269
Total	648,475	683,910
Less: allowance for loan losses	(7,130)	(6,857)
Loans, net	$641,345	$677,053

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2013 or December 31, 2012.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2013 and December 31, 2012, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2013 and 2012 were as follows:

Nine Months Ended September 30, 2013
(In Thousands)	Dec. 31,				Sept. 30,
	2012			Provision	2013
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($65)	$11	$360	$2,925
Residential mortgage loans - junior liens	247	0	0	(33)	214
Home equity lines of credit	255	0	0	13	268
1-4 Family residential construction	96	(11)	0	104	189
Total residential mortgage	3,217	(76)	11	444	3,596
Commercial:
Commercial loans secured by real estate	1,930	(169)	343	(442)	1,662
Commercial and industrial	581	(286)	3	298	596
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	(4)	0	164	394
Loans secured by farmland	129	0	0	(12)	117
Multi-family (5 or more) residential	67	0	0	(12)	55
Agricultural loans	27	0	0	1	28
Other commercial loans	3	0	0	88	91
Total commercial	2,971	(459)	346	85	2,943
Consumer	228	(84)	47	2	193
Unallocated	441	0	0	(43)	398
Total Allowance for Loan Losses	$6,857	($619)	$404	$488	$7,130

Nine Months Ended September 30, 2012
(In Thousands)	Dec. 31,				Sept. 30,
	2011			Provision	2012
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	($222)	$18	$154	$2,976
Residential mortgage loans - junior liens	266	0	0	(14)	252
Home equity lines of credit	231	0	0	20	251
1-4 Family residential construction	79	0	0	19	98
Total residential mortgage	3,602	(222)	18	179	3,577
Commercial:
Commercial loans secured by real estate	2,004	0	0	(28)	1,976
Commercial and industrial	946	(43)	6	(232)	677
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	0	0	409	676
Loans secured by farmland	126	0	0	(6)	120
Multi-family (5 or more) residential	66	0	0	(5)	61
Agricultural loans	27	0	0	2	29
Other commercial loans	5	0	0	(2)	3
Total commercial	3,441	(43)	6	138	3,542
Consumer	228	(139)	46	103	238
Unallocated	434	0	0	1	435
Total Allowance for Loan Losses	$7,705	($404)	$70	$421	$7,792

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended September 30, 2013
(In Thousands)	June 30,				Sept. 30,
	2013			Provision	2013
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,871	$0	$0	$54	$2,925
Residential mortgage loans - junior liens	229	0	0	(15)	214
Home equity lines of credit	258	0	0	10	268
1-4 Family residential construction	179	0	0	10	189
Total residential mortgage	3,537	0	0	59	3,596
Commercial:
Commercial loans secured by real estate	1,944	(169)	50	(163)	1,662
Commercial and industrial	628	(176)	1	143	596
Political subdivisions	0	0	0	0	0
Commercial construction and land	258	0	0	136	394
Loans secured by farmland	121	0	0	(4)	117
Multi-family (5 or more) residential	64	0	0	(9)	55
Agricultural loans	28	0	0	0	28
Other commercial loans	5	0	0	86	91
Total commercial	3,048	(345)	51	189	2,943
Consumer	215	(29)	16	(9)	193
Unallocated	398	0	0	0	398
Total Allowance for Loan Losses	$7,198	($374)	$67	$239	$7,130

Three Months Ended September 30, 2012
(In Thousands)	June 30,				Sept. 30,
	2012			Provision	2012
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,888	($34)	$0	$122	2,976
Residential mortgage loans - junior liens	254	0	0	(2)	252
Home equity lines of credit	245	0	0	6	251
1-4 Family residential construction	80	0	0	18	98
Total residential mortgage	3,467	(34)	0	144	3,577
Commercial:
Commercial loans secured by real estate	1,976	0	0	0	1,976
Commercial and industrial	712	(8)	1	(28)	677
Political subdivisions	0	0	0	0	0
Commercial construction and land	606	0	0	70	676
Loans secured by farmland	117	0	0	3	120
Multi-family (5 or more) residential	64	0	0	(3)	61
Agricultural loans	29	0	0	0	29
Other commercial loans	5	0	0	(2)	3
Total commercial	3,509	(8)	1	40	3,542
Consumer	245	(71)	11	53	238
Unallocated	436	0	0	(1)	435
Total Allowance for Loan Losses	$7,657	($113)	$12	$236	$7,792

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2013 and December 31, 2012:

September 30, 2013:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$287,370	$2,525	$11,714	$185	$301,794
Residential mortgage loans - junior liens	23,004	254	821	0	24,079
Home equity lines of credit	34,019	50	291	0	34,360
1-4 Family residential construction	15,674	0	72	0	15,746
Total residential mortgage	360,067	2,829	12,898	185	375,979
Commercial:
Commercial loans secured by real estate	134,974	12,196	4,285	147	151,602
Commercial and Industrial	37,610	3,575	2,877	250	44,312
Political subdivisions	13,905	0	0	0	13,905
Commercial construction and land	18,534	222	2,126	748	21,630
Loans secured by farmland	8,500	763	1,417	31	10,711
Multi-family (5 or more) residential	5,666	323	5	0	5,994
Agricultural loans	2,997	36	52	0	3,085
Other commercial loans	9,756	102	0	0	9,858
Total commercial	231,942	17,217	10,762	1,176	261,097
Consumer	11,219	11	168	1	11,399

Totals	$603,228	$20,057	$23,828	$1,362	$648,475

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2012:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$295,929	$3,633	$11,872	$193	$311,627
Residential mortgage loans - junior liens	25,394	420	934	0	26,748
Home equity lines of credit	32,374	130	513	0	33,017
1-4 Family residential construction	12,759	0	83	0	12,842
Total residential mortgage	366,456	4,183	13,402	193	384,234
Commercial:
Commercial loans secured by real estate	146,381	6,994	5,038	0	158,413
Commercial and Industrial	41,237	3,030	3,810	365	48,442
Political subdivisions	31,679	110	0	0	31,789
Commercial construction and land	26,744	231	477	748	28,200
Loans secured by farmland	9,102	751	1,517	33	11,403
Multi-family (5 or more) residential	6,394	342	9	0	6,745
Agricultural loans	2,963	28	62	0	3,053
Other commercial loans	362	0	0	0	362
Total commercial	264,862	11,486	10,913	1,146	288,407
Consumer	11,053	12	203	1	11,269

Totals	$642,371	$15,681	$24,518	$1,340	$683,910

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans are evaluated for loss exposure based upon average historical net charge-off rates for each loan class, adjusted for qualitative factors (described in the following paragraph). At September 30, 2013, the Corporation used net charge-offs as a percentage of average outstanding loans for the previous thirty-six months to estimate a portion of the collectively determined allowance. Previously, the Corporation used net charge-offs as a percentage of average outstanding loans for the previous three calendar years. Had the Corporation not changed its methodology, the allowance for the residential mortgages segment would have been $37,000 higher and the allowance for the commercial segment would have been $33,000 lower at September 30, 2013 for a $4,000 higher overall allowance. Management believes utilizing net charge-offs for the previous thirty-six month period is more reflective of the losses inherent in the loan portfolio at September 30, 2013.

Qualitative risk factors are evaluated for the impact on each of the three segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. The adjustment for qualitative factors is applied as an increase or decrease to the average net charge-off rate for each loan class within each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 73% at September 30, 2013) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of September 30, 2013 and December 31, 2012.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2013 and December 31, 2012:

September 30, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$3,191	$298,603	$301,794	$387	$2,538	$2,925
Residential mortgage loans - junior liens	312	23,767	24,079	0	214	214
Home equity lines of credit	0	34,360	34,360	0	268	268
1-4 Family residential construction	0	15,746	15,746	0	189	189
Total residential mortgage	3,503	372,476	375,979	387	3,209	3,596
Commercial:
Commercial loans secured by real estate	1,557	150,045	151,602	27	1,635	1,662
Commercial and industrial	1,010	43,302	44,312	116	480	596
Political subdivisions	0	13,905	13,905	0	0	0
Commercial construction and land	2,805	18,825	21,630	142	252	394
Loans secured by farmland	1,333	9,378	10,711	31	86	117
Multi-family (5 or more) residential	5	5,989	5,994	0	55	55
Agricultural loans	37	3,048	3,085	0	28	28
Other commercial loans	0	9,858	9,858	0	91	91
Total commercial	6,747	254,350	261,097	316	2,627	2,943
Consumer	6	11,393	11,399	0	193	193
Unallocated						398

Total	$10,256	$638,219	$648,475	$703	$6,029	$7,130

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2012	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,341	$309,286	$311,627	$206	$2,413	$2,619
Residential mortgage loans - junior liens	158	26,590	26,748	0	247	247
Home equity lines of credit	0	33,017	33,017	0	255	255
1-4 Family residential construction	0	12,842	12,842	0	96	96
Total residential mortgage	2,499	381,735	384,234	206	3,011	3,217
Commercial:
Commercial loans secured by real estate	1,938	156,475	158,413	146	1,784	1,930
Commercial and industrial	939	47,503	48,442	197	384	581
Political subdivisions	0	31,789	31,789	0	0	0
Commercial construction and land	1,034	27,166	28,200	0	234	234
Loans secured by farmland	923	10,480	11,403	34	95	129
Multi-family (5 or more) residential	9	6,736	6,745	0	67	67
Agricultural loans	40	3,013	3,053	0	27	27
Other commercial loans	0	362	362	0	3	3
Total commercial	4,883	283,524	288,407	377	2,594	2,971
Consumer	47	11,222	11,269	40	188	228
Unallocated						441

Total	$7,429	$676,481	$683,910	$623	$5,793	$6,857

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average investment in impaired loans	$8,773	$7,325	$8,032	$7,175
Interest income recognized on impaired loans	163	90	291	228
Interest income recognized on a cash basis on impaired loans	163	90	291	228

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2013		December 31, 2012
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,908	$3,135	$1,900	$3,064
Residential mortgage loans - junior liens	57	111	29	111
Home equity lines of credit	39	62	40	200
1-4 Family residential construction	0	72	0	0
Total residential mortgage	2,004	3,380	1,969	3,375
Commercial:
Commercial loans secured by real estate	565	1,071	120	1,338
Commercial and industrial	17	460	68	761
Commercial construction and land	5	875	149	887
Loans secured by farmland	0	910	0	923
Agricultural loans	2	37	0	40
Total commercial	589	3,353	337	3,949
Consumer	75	27	5	29

Totals	$2,668	$6,760	$2,311	$7,353

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2013 and December 31, 2012:

As of September 30, 2013
	As of September 30, 2013				As of December 31, 2012
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$295,255	$3,652	$2,887	$301,794	$302,373	$6,228	$3,026	$311,627
Residential mortgage loans - junior liens	23,638	273	168	24,079	26,247	371	130	26,748
Home equity lines of credit	34,063	196	101	34,360	32,593	184	240	33,017
1-4 Family residential construction	15,674	0	72	15,746	12,627	215	0	12,842
Total residential mortgage	368,630	4,121	3,228	375,979	373,840	6,998	3,396	384,234

Commercial:
Commercial loans secured by real estate	148,613	1,671	1,318	151,602	156,834	704	875	158,413
Commercial and industrial	44,007	17	288	44,312	47,569	317	556	48,442
Political subdivisions	13,905	0	0	13,905	31,789	0	0	31,789
Commercial construction and land	18,938	1,840	852	21,630	26,944	248	1,008	28,200
Loans secured by farmland	9,494	338	879	10,711	10,438	75	890	11,403
Multi-family (5 or more) residential	5,994	0	0	5,994	6,743	2	0	6,745
Agricultural loans	3,048	0	37	3,085	3,003	10	40	3,053
Other commercial loans	9,858	0	0	9,858	362	0	0	362
Total commercial	253,857	3,866	3,374	261,097	283,682	1,356	3,369	288,407

Consumer	11,170	152	77	11,399	11,135	129	5	11,269

Totals	$633,657	$8,139	$6,679	$648,475	$668,657	$8,483	$6,770	$683,910

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2013 and December 31, 2012 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2013 Nonaccrual Totals	$1,870	$879	$4,011	$6,760
December 31, 2012 Nonaccrual Totals	$2,167	$727	$4,459	$7,353

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2013 and December 31, 2012 is as follows:

Troubled Debt Restructurings (TDRs):
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2013 Totals	$1,720	$440	$0	$926	$3,086
December 31, 2012 Totals	$785	$121	$0	$1,155	$2,061

There were no TDRs that occurred during the third quarter of 2013 or 2012. TDRs that occurred during the nine-month periods ended September 30, 2013 and 2012 were as follows:

Nine Months Ended September 30, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	6	$677	$677
Residential mortgage loans - junior liens	3	102	102
Commercial:
Commercial loans secured by real estate	1	440	440
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

Nine Months Ended September 30, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial:
Commercial and industrial	1	$65	$65

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The TDRs in the nine-month period ended September 30, 2013 included interest only payments for an extended period of time (10 contracts), extensions of the final maturity date (3 contracts), reduction in interest rate (2 contracts) and reduction in payment amount for one year (1 contract). There was no allowance for loan losses on these loans at September 30, 2013 and no change in the allowance for loan losses resulting from these TDRs during the third quarter 2013 or the nine-month period ended September 30, 2013.

The TDR in the nine-month period ended September 30, 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. This loan was charged off in the third quarter 2013, and there had been no allowance for loan losses on this loan prior to the charge-off.

In the third quarter of 2013 and in the nine-month period ended September 30, 2012, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. In the nine-month period ended September 30, 2013, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Nine Months Ended September 30, 2013
(Balances in Thousands)
Commercial,
Commercial loans secured by real estate	1	$440

The event of default in the table above resulted from the borrowers’ failure to make contractual payments of interest only subsequent to restructuring in the second quarter 2013. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required at September 30, 2013.

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Sept. 30,	Dec. 31,
	2013	2012
FHLB-Pittsburgh borrowings	$0	$0
Customer repurchase agreements	4,833	5,567
Total short-term borrowings	$4,833	$5,567

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $464,259,000 at September 30, 2013 and $471,731,000 at December 31, 2012. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $2,859,000 at September 30, 2013 and $4,712,000 at December 31, 2012.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2013 and December 31, 2012. The carrying value of the underlying securities was $10,706,000 at September 30, 2013 and $11,179,000 at December 31, 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	Sept. 30,	Dec. 31,
	2013	2012
FHLB-Pittsburgh borrowings	$12,405	$15,812
Repurchase agreements	61,000	68,000
Total long-term borrowings	$73,405	$83,812

Long-term borrowings from FHLB - Pittsburgh are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2013	2012
Loans matured in 2013 with rates ranging from 2.86% to 3.62%	$0	$3,211
Loan maturing in 2016 with a rate of 6.86%	164	196
Loan maturing in 2017 with a rate of 6.83%	23	27
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	1,184	1,297
Loan maturing in 2025 with a rate of 4.91%	1,034	1,081
Total long-term FHLB-Pittsburgh borrowings	$12,405	$15,812

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2013	2012
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$34,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$68,000

The Corporation incurred a loss of $1,023,000 in the first quarter 2013 on prepayment of $7,000,000 of the agreement with an interest rate of 3.595% that is contractually scheduled to mature in 2017.

In December 2007, the Corporation entered into the two repurchase agreements shown in the table above in the original amounts of $40,000,000 each. In the third quarter 2012, the Corporation paid off principal totaling $6,000,000 on each of these agreements, incurring a loss from prepayment of $2,190,000 and leaving a balance of $34,000,000 outstanding for each agreement at December 31, 2012. The borrowing with an interest rate of 3.595% became putable by the issuer at quarterly intervals starting in December 2010, and the borrowing with an interest rate of 4.265% became putable at quarterly intervals starting in December 2012. Each of these borrowings contained an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR were higher than 5.15%, the Corporation’s interest rate payable would decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded cap on one of the agreements expired in December 2010, and the embedded cap on the other agreement expired in December 2012.

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of its operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $76,681,000 at September 30, 2013 and $89,428,000 at December 31, 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2013 and December 31, 2012, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2013	2012	2013	2012
Service cost	$0	$0	$31	$68
Interest cost	53	54	41	61
Expected return on plan assets	(68)	(54)	0	0
Amortization of transition (asset) obligation	0	0	0	27
Amortization of prior service cost	0	0	(23)	11
Recognized net actuarial loss	23	20	0	0
Net periodic benefit cost	$8	$20	$49	$167

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
	2013	2012	2013	2012
Service cost	$0	$0	$10	$22
Interest cost	17	18	13	20
Expected return on plan assets	(23)	(18)	0	0
Amortization of transition (asset) obligation	0	0	0	9
Amortization of prior service cost	0	0	(7)	4
Recognized net actuarial loss	7	6	0	0
Net periodic benefit cost	$1	$6	$16	$55

In the first nine months of 2013, the Corporation funded postretirement contributions totaling $44,000, with estimated annual postretirement contributions of $60,000 expected in 2013 for the full year. The Corporation made no contribution to the defined benefit pension plan in the first nine months of 2013. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2013, though the Corporation may make discretionary contributions.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

In January 2013, the Corporation awarded a total of 37,886 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2012, a total of 42,552 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first nine months and third quarter 2013 based on an assumption that the ROAE target for 2013 will be met.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
Stock options	$0	$0	$262	$247
Restricted stock	113	76	343	240

Total	$113	$76	$605	$487

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. INCOME TAXES

The net deferred tax asset at September 30, 2013 and December 31, 2012 represents the following temporary difference components:

	Sept. 30,	Dec. 31,
(In Thousands)	2013	2012
Deferred tax assets:
Defined benefit plans - ASC 835	$82	$305
Net realized losses on securities	171	1,254
Allowance for loan losses	2,496	2,400
Credit for alternative minimum tax paid	2,540	3,609
Other deferred tax assets	2,193	2,019
Total deferred tax assets	7,482	9,587

Deferred tax liabilities:
Unrealized holding gains on securities	1,359	6,228
Bank premises and equipment	1,373	1,337
Core deposit intangibles	35	48
Other deferred tax liabilities	208	249
Total deferred tax liabilities	2,975	7,862
Deferred tax asset, net	$4,507	$1,725

The deferred tax asset from net realized losses on securities resulted primarily from OTTI charges for financial statement purposes that are not deductible for income tax reporting purposes through September 30, 2013. The deferred tax asset from net realized losses on securities of $171,000 at September 30, 2013 is from securities that, if the Corporation were to sell them, would be classified as net capital losses for income tax reporting purposes.

The provision for income tax for the three-month and nine-month periods ended September 30, 2013 and 2012 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2013	2012	2013	2012
Income before income tax provision	$6,268	$7,508	$19,203	$22,983
Income tax provision	1,579	2,014	4,834	6,217
Effective tax rate	25.19%	26.82%	25.17%	27.05%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2010.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this standard clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. For the Corporation, the amendments in this Update are effective beginning in the first quarter 2014. The Corporation will be affected by these amendments if unrecognized tax benefits arise in future periods.

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

EARNINGS OVERVIEW

Net income was $4,689,000 in the third quarter 2013, or $0.38 per basic and diluted share, as compared to $0.40 per share in the second quarter 2013 and down from $0.45 per share in the third quarter 2012. Net income for the nine months ended September 30, 2013 totaled $14,369,000, or $1.16 per share, representing an annualized return on average assets of 1.55% and an annualized return on average equity of 10.57%. Net income for the first nine months of 2013 was down from $1.37 per share for the first nine months of 2012.

Highlights related to the Corporation’s earnings results were as follows:

·	Net interest income totaled $10,631,000 in the third quarter 2013, down from $10,940,000 in the second quarter 2013 and $11,608,000 in the third quarter 2012. For the first nine months of 2013, net interest income of $32,618,000 was down $3,392,000 (9.4%) from the first nine months of 2012. In the first nine months of 2013, yields earned on securities and loans have fallen by more than interest rates paid on deposits and borrowings. Also, net interest income in 2012 was enhanced by the recovery of a security that had been written down in prior years, resulting in income (accretion) of $855,000, all of which was recorded in the first two quarters of 2012.

·	In the third quarter 2013, the provision for loan losses was $239,000, up from $66,000 in the second quarter 2013 and slightly higher than the third quarter 2012 amount of $236,000. The increase in the provision in the most recent quarter was mainly related to commercial loans. For the first nine months of 2013, the provision for loan losses was $488,000, up $67,000 from the total for the first nine months of 2012.

·	Noninterest revenue of $4,293,000 in the third quarter 2013 was $102,000 higher than in the second quarter 2013 and $171,000 higher than in the third quarter 2012. Service charges on deposit accounts increased $110,000 in the third quarter 2013 over the second quarter 2013, and total trust and brokerage revenues increased $168,000 in the third quarter 2013 over the third quarter 2012. For the first nine months of 2013, total noninterest revenue exceeded the corresponding 2012 total by $271,000, with increases in gains from sales of loans of $493,000 and total trust and brokerage revenues of $193,000. The net gain from premises and equipment was $14,000 in the first nine months of 2013, as compared to $271,000 in the first nine months of 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	In the third quarter 2013, realized gains from securities totaled $193,000, up from $100,000 in the second quarter 2013. In the third quarter 2012, the Corporation generated gains from sales of securities totaling $2,430,000 and also incurred losses from prepayment of borrowings totaling $2,190,000. Realized gains from securities totaled $1,452,000 in the first nine months of 2013 as compared to $2,631,000 in the first nine months of 2012, while losses from prepayment of borrowings amounted to $1,023,000 in the first nine months of 2013 as compared to $2,333,000 in the same period of 2012.

·	Noninterest expenses, excluding losses from prepayment of borrowings, totaled $8,610,000 in the third quarter 2013, up $90,000 (1.1%) as compared to the second quarter 2013 and $384,000 (4.7%) over the third quarter 2012. Professional fees expense totaled $806,000 in the third quarter 2013, which was $345,000 higher than the second quarter 2013 amount and $694,000 higher than the third quarter 2012 amount. In the third quarter 2013, the Corporation incurred professional fees expense of $724,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues with an estimated annual total pre-tax benefit of approximately $1.3 million. Management expects to realize ongoing benefits from implementing the recommendations to a significant extent starting in the fourth quarter 2013 and thereafter, though the actual amount of benefits to be derived is difficult to estimate and is dependent on many variables. Also, in the second quarter 2013, the Corporation incurred professional fees expense of $315,000 from a consulting project related to debit card operations and electronic funds processing, for which reductions in electronic funds processing expenses and other benefits are expected to be realized over approximately the next five years. For the nine months ended September 30, 2013, total noninterest expenses of $25,683,000 were $723,000 (2.8%) higher than the corresponding total for the first nine months of 2012. Mainly as a result of the consulting engagements described above, professional fees expense was $1,071,000 higher in the first nine months of 2013 as compared to the first nine months of 2012. Pensions and other employee benefit costs were $273,000 lower in the first nine months of 2013 as compared to the first nine months of 2012, including a reduction of $215,000 in health insurance expense associated with the Corporation’s partially self-insured plan due to a lower amount of claims.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA

(In Thousands)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2012	2012	2012	2012
Interest income	$12,027	$12,355	$12,647	$13,491	$13,836	$14,529	$14,776
Interest expense	1,396	1,415	1,600	1,900	2,228	2,401	2,502
Net interest income	10,631	10,940	11,047	11,591	11,608	12,128	12,274
Provision (credit) for loan losses	239	66	183	(133)	236	367	(182)
Net Interest income after provision (credit) for loan losses	10,392	10,874	10,864	11,724	11,372	11,761	12,456
Other income	4,293	4,191	3,843	4,327	4,122	4,279	3,655
Net gains (losses) on available-for-sale securities	193	100	1,159	51	2,430	203	(2)
Loss on prepayment of debt	0	0	1,023	0	2,190	143	0
Other expenses	8,610	8,520	8,553	7,954	8,226	8,321	8,413
Income before income tax provision	6,268	6,645	6,290	8,148	7,508	7,779	7,696
Income tax provision	1,579	1,671	1,584	2,209	2,014	2,094	2,109
Net income	$4,689	$4,974	$4,706	$5,939	$5,494	$5,685	$5,587
Net income per share – basic	$0.38	$0.40	$0.38	$0.48	$0.45	$0.46	$0.46
Net income per share – diluted	$0.38	$0.40	$0.38	$0.48	$0.45	$0.46	$0.46

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2013 and 2012

For the nine-month periods, fully taxable equivalent net interest income was $35,064,000 in 2013, $3,512,000 (9.1%) lower than in 2012. As shown in Table IV, in 2013 compared to 2012, interest rate changes had the effect of decreasing net interest income $2,991,000 and net changes in volume had the effect of decreasing net interest income $521,000. The most significant components of the rate change in net interest income in 2013 were a decrease in interest income of $2,186,000 attributable to lower rates earned on available-for-sale securities and a decrease in interest income of $1,965,000 attributable to lower rates earned on loans receivable, partially offset by a decrease in interest expense of $1,147,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume change in net interest income in 2013 were a decrease in interest income of $1,827,000 attributable to a decline in the balance of loans receivable, a decrease in interest expense of $1,049,000 attributable to a reduction in the balance of borrowed funds, and a decrease in interest expense of $534,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit and Individual Retirement Accounts). As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.92% in 2013, as compared to 4.05% in 2012.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
Interest rate spread:
Actual from Table III	3.81%	3.88%	3.92%	4.05%
Excluding Carolina First security	3.81%	3.88%	3.92%	3.95%

Interest margin:
Actual from Table III	3.97%	4.09%	4.10%	4.28%
Excluding Carolina First security	3.97%	4.09%	4.10%	4.18%

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $39,475,000 in 2013, a decrease of 13.6% from 2012. Interest and fees on loans receivable decreased $3,792,000, or 11.7%. As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $455,892,000 in 2013, a decrease of $9,843,000 (2.1%) from 2012. Net contraction in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency mortgage-backed securities and trust preferred securities. This contraction was partially offset by increases in the balances of U.S. Government agency bonds, U.S. Government agency collateralized mortgage obligations, and municipal securities. The Corporation’s yield on securities fell in 2012 and 2013 because of low market interest rates, the maturity of the Carolina First security noted above, calls on municipal bonds and trust preferred securities, and prepayments on mortgage-backed securities and collateralized mortgage obligations. The average rate of return on available-for-sale securities was 3.17% for 2013 and 3.79% in 2012.

The average balance of gross loans receivable decreased 5.8% to $661,144,000 in 2013 from $701,767,000 in 2012. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.77% in 2013 from 6.16% in 2012 as rates on new loans as well as existing, variable-rate loans have decreased.

The average balance of interest-bearing due from banks decreased to $25,808,000 in 2013 from $35,183,000 in 2012. This has consisted primarily of balances held by the Federal Reserve but also includes other overnight deposits and FDIC-insured certificates of deposit issued by other financial institutions. Although the rates of return on these balances are low, the Corporation has maintained relatively high levels of liquid assets in 2012 and 2013 (as opposed to increasing long-term, available-for-sale securities at higher yields) in order to maximize flexibility for dealing with possible fluctuations in cash requirements, and due to management’s concern about the possibility of substantial increases in interest rates in the future.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $2,720,000, or 38.1%, to $4,411,000 in 2013 from $7,131,000 in 2012. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.69% in 2013 from 1.02% in 2012.

Total average deposits (interest-bearing and noninterest-bearing) decreased 4.5%, to $965,126,000 in 2013 from $1,010,917,000 in 2012. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of savings and interest checking accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit and Individual Retirement Accounts have decreased significantly in 2013 as compared to 2012.

Total average borrowed funds decreased $34,972,000 to $82,724,000 in 2013 from $117,696,000 in 2012. During 2012 and 2013, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. In May and September 2012, the Corporation prepaid principal totaling $17,000,000 on long-term borrowings (repurchase agreements); the Corporation incurred losses from the prepayments totaling $2,333,000. In March 2013, the Corporation prepaid principal of $7,000,000 on a long-term borrowing (repurchase agreement) with a rate of 3.60%; the Corporation incurred a loss from the prepayment totaling $1,023,000, which is reported in Other Expenses in the Consolidated Statements of Income. Management expects that the prepayments will have a favorable effect on the net interest margin in the future. After the effect of the prepayments, the remaining balance of long-term borrowings under repurchase agreements was $61,000,000 at September 30, 2013. The average rate on borrowed funds was 3.74% in 2013, compared to 3.80% in 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three-Month Periods Ended September 30, 2013 and 2012

Except as noted below, significant changes in the three-month results are consistent with the discussion of the nine-month results provided in the previous section.

For the three-month periods, fully taxable equivalent net interest income was $11,429,000 in 2013, $1,045,000 (8.4%) lower than in 2012. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $715,000 and net changes in volume had the effect of decreasing net interest income $330,000 in 2013 compared to 2012. As presented in Table III, the “Interest Rate Spread” was 3.81% in 2013, as compared to 3.88% in 2012.

Interest income totaled $12,825,000 in 2013, a decrease of 12.8% from 2012. Interest and fees from loans receivable decreased $1,339,000, or 12.6%, while income from available-for-sale securities decreased $504,000 (12.5%). As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2013 decreased to $466,270,000 from $475,001,000 in 2012. The average rate of return on available-for-sale securities was 3.00% for 2013 and 3.38% in 2012. For the three-month period, the average balance of gross loans receivable decreased 7.1% to $650,030,000 in 2013 from $700,070,000 in 2012. The average rate of return on loans was 5.65% in 2013 and 6.02% in 2012.

For the three-month period, interest expense fell $832,000, or 37.3%, to $1,396,000 in 2013 from $2,228,000 in 2012. Total average deposits (interest-bearing and noninterest-bearing) decreased 6.1%, to $958,816,000 in 2013 from $1,021,103,000 in 2012. Total average borrowed funds decreased $29,800,000 to $81,380,000 in 2013 from $111,180,000 in 2012.

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	Sept. 30,		Increase/	Sept. 30,		Increase/
(In Thousands)	2013	2012	(Decrease)	2013	2012	(Decrease)
INTEREST INCOME
Available-for-sale securities:
Taxable	$1,724	$2,097	($373)	$5,249	$7,423	($2,174)
Tax-exempt	1,806	1,937	(131)	5,549	5,774	(225)
Total available-for-sale securities	3,530	4,034	(504)	10,798	13,197	(2,399)
Interest-bearing due from banks	25	31	(6)	76	90	(14)
Loans held for sale	14	42	(28)	47	74	(27)
Loans receivable:
Taxable	8,742	9,996	(1,254)	26,995	30,604	(3,609)
Tax-exempt	514	599	(85)	1,559	1,742	(183)
Total loans receivable	9,256	10,595	(1,339)	28,554	32,346	(3,792)
Total Interest Income	12,825	14,702	(1,877)	39,475	45,707	(6,232)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	53	52	1	156	153	3
Money market	72	83	(11)	218	277	(59)
Savings	29	27	2	87	80	7
Certificates of deposit	362	736	(374)	1,198	2,332	(1,134)
Individual Retirement Accounts	130	260	(130)	438	936	(498)
Other time deposits	1	0	1	1	1	0
Total interest-bearing deposits	647	1,158	(511)	2,098	3,779	(1,681)
Borrowed funds:
Short-term	3	2	1	6	6	0
Long-term	746	1,068	(322)	2,307	3,346	(1,039)
Total borrowed funds	749	1,070	(321)	2,313	3,352	(1,039)
Total Interest Expense	1,396	2,228	(832)	4,411	7,131	(2,720)
Net Interest Income	$11,429	$12,474	($1,045)	$35,064	$38,576	($3,512)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2013	Return/	9/30/2012	Return/	9/30/2013	Return/	9/30/2012	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$335,439	2.04%	$339,639	2.46%	$324,839	2.16%	$334,652	2.96%
Tax-exempt	130,831	5.48%	135,362	5.69%	131,053	5.66%	131,083	5.88%
Total available-for-sale securities	466,270	3.00%	475,001	3.38%	455,892	3.17%	465,735	3.79%
Interest-bearing due from banks	24,795	0.40%	33,929	0.36%	25,808	0.39%	35,183	0.34%
Federal funds sold	0	0.00%	0	0.00%	6	0.00%	0	0.00%
Loans held for sale	1,032	5.38%	4,293	3.89%	1,333	4.71%	2,412	4.10%
Loans receivable:
Taxable	615,318	5.64%	662,374	6.00%	625,527	5.77%	665,011	6.15%
Tax-exempt	34,712	5.87%	37,696	6.32%	35,617	5.85%	36,756	6.33%
Total loans receivable	650,030	5.65%	700,070	6.02%	661,144	5.77%	701,767	6.16%
Total Earning Assets	1,142,127	4.46%	1,213,293	4.82%	1,144,183	4.61%	1,205,097	5.07%
Cash	17,698		17,466		16,919		17,383
Unrealized gain/loss on securities	1,688		19,310		10,539		18,263
Allowance for loan losses	(7,258)		(7,727)		(7,205)		(7,634)
Bank premises and equipment	17,950		19,106		18,316		18,971
Intangible Asset - Core Deposit Intangible	105		165		119		185
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	43,690		46,102		43,400		47,140
Total Assets	$1,227,942		$1,319,657		$1,238,213		$1,311,347

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$172,010	0.12%	$166,961	0.12%	$171,180	0.12%	$161,845	0.13%
Money market	205,168	0.14%	210,269	0.16%	203,925	0.14%	208,932	0.18%
Savings	116,474	0.10%	110,133	0.10%	116,745	0.10%	107,403	0.10%
Certificates of deposit	144,689	0.99%	199,250	1.47%	151,630	1.06%	196,840	1.58%
Individual Retirement Accounts	127,526	0.40%	141,421	0.73%	130,633	0.45%	143,910	0.87%
Other time deposits	1,556	0.25%	1,768	0.00%	1,190	0.11%	1,343	0.10%
Total interest-bearing deposits	767,423	0.33%	829,802	0.56%	775,303	0.36%	820,273	0.62%
Borrowed funds:
Short-term	7,944	0.15%	5,369	0.15%	5,963	0.13%	6,144	0.13%
Long-term	73,436	4.03%	105,811	4.02%	76,761	4.02%	111,552	4.01%
Total borrowed funds	81,380	3.65%	111,180	3.83%	82,724	3.74%	117,696	3.80%
Total Interest-bearing Liabilities	848,803	0.65%	940,982	0.94%	858,027	0.69%	937,969	1.02%
Demand deposits	191,393		191,301		189,823		190,644
Other liabilities	10,030		8,967		9,070		8,732
Total Liabilities	1,050,226		1,141,250		1,056,920		1,137,345
Stockholders' equity, excluding other comprehensive income/loss	176,772		166,318		174,726		162,627
Other comprehensive income/loss	944		12,089		6,567		11,375
Total Stockholders' Equity	177,716		178,407		181,293		174,002
Total Liabilities and Stockholders' Equity	$1,227,942		$1,319,657		$1,238,213		$1,311,347
Interest Rate Spread		3.81%		3.88%		3.92%		4.05%
Net Interest Income/Earning Assets		3.97%		4.09%		4.10%		4.28%

Total Deposits (Interest-bearing and Demand)	$958,816		$1,021,103		$965,126		$1,010,917

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/13 vs. 9/30/12			9 Months Ended 9/30/13 vs. 9/30/12
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	($14)	($359)	($373)	($212)	($1,962)	($2,174)
Tax-exempt	(64)	(67)	(131)	(1)	(224)	(225)
Total available-for-sale securities	(78)	(426)	(504)	(213)	(2,186)	(2,399)
Interest-bearing due from banks	(9)	3	(6)	(27)	13	(14)
Loans held for sale	(38)	10	(28)	(37)	10	(27)
Loans receivable:
Taxable	(680)	(574)	(1,254)	(1,774)	(1,835)	(3,609)
Tax-exempt	(47)	(38)	(85)	(53)	(130)	(183)
Total loans receivable	(727)	(612)	(1,339)	(1,827)	(1,965)	(3,792)
Total Interest Income	(852)	(1,025)	(1,877)	(2,104)	(4,128)	(6,232)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	1	0	1	8	(5)	3
Money market	(2)	(9)	(11)	(7)	(52)	(59)
Savings	2	0	2	7	0	7
Certificates of deposit	(175)	(199)	(374)	(463)	(671)	(1,134)
Individual Retirement Accounts	(23)	(107)	(130)	(79)	(419)	(498)
Other time deposits	0	1	1	0	0	0
Total interest-bearing deposits	(197)	(314)	(511)	(534)	(1,147)	(1,681)
Borrowed funds:
Short-term	1	0	1	0	0	0
Long-term	(326)	4	(322)	(1,049)	10	(1,039)
Total borrowed funds	(325)	4	(321)	(1,049)	10	(1,039)
Total Interest Expense	(522)	(310)	(832)	(1,583)	(1,137)	(2,720)

Net Interest Income	($330)	($715)	($1,045)	($521)	($2,991)	($3,512)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	9 Months Ended
	Sept. 30,		$	%
	2013	2012	Change	Change
Service charges on deposit accounts	$3,611	$3,707	($96)	(2.6)
Service charges and fees	658	694	(36)	(5.2)
Trust and financial management revenue	3,022	2,762	260	9.4
Brokerage revenue	586	653	(67)	(10.3)
Insurance commissions, fees and premiums	136	169	(33)	(19.5)
Interchange revenue from debit card transactions	1,453	1,460	(7)	(0.5)
Net gains from sales of loans	1,756	1,263	493	39.0
Increase in cash surrender value of life insurance	301	347	(46)	(13.3)
Net gain from premises and equipment	14	271	(257)	(94.8)
Other operating income	790	730	60	8.2
Total other operating income before realized gains on available-for-sale securities, net	$12,327	$12,056	$271	2.2

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V increased $271,000 or 2.2%, in the first nine months of 2013 as compared to the first nine months of 2012. The most significant variances are as follows:

·	Net gains from sales of loans increased $493,000. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The increase in revenue in 2013 reflects increases in volume as well as higher values of servicing rights on 2013 originations, mainly due to estimated longer average lives of loans caused by an increase in long-term interest rates.

·	Trust and financial management revenue was $260,000 or 9.4% higher in the first nine months of 2013 over the same period in 2012. Approximately 60% of revenue is dependent on the value of equity securities under management. The increase in revenue is primarily related to the appreciation in value of equity securities under management during 2013.

·	The net gain from premises and equipment of $271,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012. Total insurance proceeds associated with the reconstruction project amounted to $608,000, including $154,000 for reimbursement of clean-up and other expenses, with the gain determined based on the excess of insurance proceeds for reconstruction and replacement of equipment totaling $454,000 over the net book value of items replaced totaling $182,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME

(In Thousands)

	3 Months Ended
	Sept. 30,		$	%
	2013	2012	Change	Change
Service charges on deposit accounts	$1,281	$1,290	($9)	(0.7)
Service charges and fees	241	239	2	0.8
Trust and financial management revenue	1,033	873	160	18.3
Brokerage revenue	205	197	8	4.1
Insurance commissions, fees and premiums	32	62	(30)	(48.4)
Interchange revenue from debit card transactions	484	477	7	1.5
Net gains from sales of loans	624	625	(1)	(0.2)
Increase in cash surrender value of life insurance	109	111	(2)	(1.8)
Net gain from premises and equipment	14	1	13	1300.0
Other operating income	270	247	23	9.3
Total other operating income before realized gains on available-for-sale securities, net	$4,293	$4,122	$171	4.1

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI increased $171,000 or 4.1%, in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The most significant variance was the increase of $160,000 in trust and financial management revenue as the result of increased value of assets under management as well as fees related to settlement of estates.

TABLE VII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	9 Months Ended
	Sept. 30,		$	%
	2013	2012	Change	Change
Salaries and wages	$10,771	$10,755	$16	0.1
Pensions and other employee benefits	3,165	3,438	(273)	(7.9)
Occupancy expense, net	1,859	1,874	(15)	(0.8)
Furniture and equipment expense	1,464	1,418	46	3.2
FDIC Assessments	450	468	(18)	(3.8)
Pennsylvania shares tax	1,051	1,011	40	4.0
Professional fees	1,424	353	1,071	303.4
Automated teller machine and interchange expense	802	858	(56)	(6.5)
Software subscriptions	641	663	(22)	(3.3)
Loss on prepayment of debt	1,023	2,333	(1,310)	(56.2)
Other operating expense	4,056	4,122	(66)	(1.6)

Total Other Expense	$26,706	$27,293	($587)	(2.2)

As shown in Table VII, total noninterest expense decreased $587,000 or 2.2% in the first nine months of 2013 as compared to the first nine months of 2012. The decrease in expense included the loss on prepayment of debt of $1,023,000 in 2013 as compared to a loss on prepayment of debt of $2,333,000 in 2012. Excluding the loss on prepayment of debt, total noninterest expense increased $723,000, or 2.9%. Other significant variances include the following:

·	Pensions and other employee benefits decreased $273,000, or 7.9%. Health care expense decreased $215,000 as the amount of claims incurred during the first nine months of 2013 was lower than in the first nine months of 2012. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. Postretirement health care expense decreased $118,000, reflecting amendments to the plan that include elimination of the accrual of service time by full-time employees as well as changes to some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. Unemployment compensation decreased $49,000 as a result of a decrease in the Corporation’s experience-based Pennsylvania rate in 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Professional fees increased $1,071,000, or 303.4%, in the first nine months of 2013 over the same period in 2012. As noted in the Earnings Overview section, the Corporation incurred professional fee expense of $315,000 in 2013 for a consulting project related to debit card operations and electronic funds processing, for which management expects the consultants’ services to result in increases in noninterest revenue and reductions in noninterest expense going forward, most significantly from an estimated total reduction in expense of $1.9 million for electronic funds processing over approximately the next 5 years. In addition, the Corporation incurred professional fees expense of $724,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues with an estimated annual total pre-tax benefit of approximately $1.3 million. Management expects to realize ongoing benefits from implementing the recommendations to a significant extent starting in the fourth quarter 2013 and thereafter, though the actual amount of benefits to be derived is difficult to estimate and is dependent on many variables.

TABLE VIII - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	Sept. 30,		$	%
	2013	2012	Change	Change
Salaries and wages	$3,536	$3,594	($58)	(1.6)
Pensions and other employee benefits	876	982	(106)	(10.8)
Occupancy expense, net	626	610	16	2.6
Furniture and equipment expense	487	475	12	2.5
FDIC Assessments	151	165	(14)	(8.5)
Pennsylvania shares tax	350	339	11	3.2
Professional fees	806	112	694	619.6
Automated teller machine and interchange expense	209	218	(9)	(4.1)
Software subscriptions	218	290	(72)	(24.8)
Loss on prepayment of debt	0	2,190	(2,190)	(100.0)
Other operating expense	1,351	1,441	(90)	(6.2)
Total Other Expense	$8,610	$10,416	($1,806)	(17.3)

As shown in Table VIII, total noninterest expense decreased $1,806,000 or 17.3% in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The 2012 expenses include the loss on prepayment of debt of $2,190,000 with no corresponding loss in the three months ended September 30, 2013. Excluding the loss on prepayment of debt in 2012, total noninterest expense increased $384,000, or 4.7%. Significant variances include the following:

·	Pensions and other employee benefits decreased $106,000, or 10.8%. As a result of lower claims, healthcare expense decreased in the three months ended September 30, 2013 compared to the same period in 2012. Postretirement health care expense decreased reflecting amendments to the plan as previously noted.

·	Professional fees expense increased $694,000. As noted previously, the Corporation incurred professional fee expense of $724,000 in the third quarter 2013 for a consulting project, with the potential for increases in noninterest revenue from implementing the consultants’ recommendations starting primarily in the fourth quarter 2013.

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

The allowance for loan losses was $7,130,000 at September 30, 2013, up from $6,857,000 at December 31, 2012. As shown in Table X, the specific allowance on impaired loans totaled $703,000 at September 30, 2013, which was $80,000 higher than the total specific allowance at December 31, 2012. Table X also shows the collectively determined component of the allowance for residential mortgages was $198,000 higher at September 30, 2013 than at December 31, 2012. The allowance for the residential mortgage segment was affected by the net charge-off percentage used to determine a portion of the collectively determined allowance, which was higher at September 30, 2013 than at December 31, 2012. The collectively evaluated components of the allowance for the residential and commercial segments also increased due to slight increases in qualitative factors at September 30, 2013 as compared to December 31, 2012, while lower loan balances had the effect of decreasing the collectively evaluated components of the allowance for both segments.

At September 30, 2013, the Corporation used net charge-offs as a percentage of average outstanding loans for the previous thirty-six months to estimate a portion of the collectively determined allowance. Previously, the Corporation used net charge-offs as a percentage of average outstanding loans for the previous three calendar years. Had the Corporation not changed its methodology, the allowance for the residential mortgages segment would have been $37,000 higher and the allowance for the commercial segment would have been $33,000 lower at September 30, 2013 for a $4,000 higher overall allowance. Management believes utilizing net charge-offs for the previous thirty-six month period is more reflective of the losses inherent in the loan portfolio at September 30, 2013.

The provision for loan losses is determined based on the amount required in order to maintain an appropriate allowance for loan losses in light of all factors considered. The provision for loan losses by segment for the three-month and nine-month periods ended September 30, 2013 and 2012 is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
Residential mortgage	$59	$144	$444	$179
Commercial	189	40	85	138
Consumer	(9)	53	2	103
Unallocated	0	(1)	(43)	1
Total	$239	$236	$488	$421

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Further break-down of the provision for the residential mortgage, commercial and consumer segments is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2013	2012	2013	2012
Residential mortgage:
Net charge-offs	$0	$34	$65	$204
Net increase in impaired loans	119	121	181	45
Sub-total	119	155	246	249
Net change in collectively evaluated allowance	(60)	(11)	198	(70)
Total residential mortgage provision	$59	$144	$444	$179

Commercial:
Net charge-offs	$294	$7	$113	$37
Net (decrease) increase in impaired loans	(152)	44	(61)	277
Sub-total	142	51	52	314
Net change in collectively evaluated allowance	47	(11)	33	(176)
Total commercial provision	$189	$40	$85	$138

Consumer:
Net charge-offs	$13	$60	$37	$93
Net (decrease) increase in impaired loans	(26)	0	(40)	20
Sub-total	(13)	60	(3)	113
Net change in collectively evaluated allowance	4	(7)	5	(10)
Total consumer provision	($9)	$53	$2	$103

In the third quarter 2013, the total provision for loan losses of $239,000 was comparable to the third quarter 2012 total of $236,000, though the provision related to commercial loans increased $149,000 while the provision related to residential mortgage and consumer loans decreased. The increase in the provision related to commercial loans in the third quarter 2013 reflected charges for several impaired commercial loans, as net charge-offs totaled $294,000 while the total specific allowances on impaired loans decreased $152,000. In comparison, net charge-offs of commercial loans in the third quarter 2012 totaled $7,000 and total specific allowances on impaired commercial loans increased $44,000. The lower provision amounts for the residential mortgage and consumer segments in the third quarter 2013 as compared to 2012 reflected lower amounts of charges for impaired loans. Also, for the residential mortgage segment, the collectively evaluated portion of the allowance decreased $60,000 in the third quarter 2013 as compared to a reduction of $11,000 in the third quarter 2012, with the third quarter 2013 reduction due in part to the change in methodology for the portion of the collectively evaluated allowance related to net charge-offs, as described above.

The total provision for loan losses for the nine months ended September 30, 2013 exceeded the corresponding amount for the first nine months of 2012 by $67,000, as the provision related to residential mortgage loans increased $265,000, while the provision related to commercial and consumer loans decreased. The increase in provision related to residential mortgage loans resulted from an increase in the collectively evaluated portion of the allowance of $198,000 as of September 30, 2013 as compared to December 31, 2012, as described above. In comparison, the collectively evaluated portion of the allowance related to residential mortgage loans decreased $70,000 in the first nine months of 2012, as the portion of the allowance determined based on historical net charge-offs was lower in 2012 than in 2011. The decrease in the provision related to commercial loans in the first nine months of 2013 included a lower aggregate amount of charges for impaired commercial loans, partially offset by an increase in the collectively evaluated portion of the allowance. In the first nine months of 2013, net charge-offs of commercial loans totaled $113,000 while the total specific allowances on impaired loans decreased $61,000, while in the first nine months of 2012, net charge-offs of commercial loans totaled $37,000 and total specific allowances on impaired commercial loans increased $277,000. The collectively evaluated portion of the allowance for commercial loans increased in the first nine months of 2013 by $33,000 and decreased by $176,000 in the first nine months of 2012. The lower provision for the consumer segment in the first nine months of 2013 as compared to the first nine months of 2012 reflected lower amounts of net charge-offs as well as a reduction in total impaired consumer loans.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $10,256,000 at September 30, 2013, up from the corresponding amount at December 31, 2012 of $7,429,000. Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at September 30, 2013 of $7,260,000 as compared to the December 31, 2012 total of $7,756,000, mainly due to a lower amount of past due residential mortgage loans. Total loans past due 90 days or more and still accruing interest was up at September 30, 2013 to $2,688,000 from $2,311,000 at December 31, 2012. As part of its normal quarterly procedures, management reviewed loans past due 90 days or more at September 30, 2013, and determined the loans remaining in accrual status to be well secured and in the process of collection. Mainly as a result of the decrease in nonaccrual loans, total nonperforming loans of $9,428,000 at September 30, 2013 were $266,000 lower than nonperforming loans at December 31, 2012. Nonperforming loans as a percentage of total loans increased slightly to 1.45% at September 30, 2013 compared to 1.41% at December 31, 2012. Total nonperforming assets at September 30, 2013 were $10,204,000 compared to $10,543,000 at December 31, 2012. Total nonperforming assets as a percentage of total assets increased slightly to 0.83% from 0.82% at December 31, 2012. The allowance for loan losses was 1.10% of total loans outstanding at September 30, 2013, up from 1.00% at December 31, 2012, and the allowance as a percentage of nonperforming loans was 75.63% at September 30, 2013, up from 70.95% at December 31, 2012. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2013. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	9 Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2013	2012	2012	2011	2010	2009	2008
Balance, beginning of year	$6,857	$7,705	$7,705	$9,107	$8,265	$7,857	$8,859
Charge-offs:
Residential mortgage	(76)	(222)	(552)	(100)	(340)	(146)	(173)
Commercial	(459)	(43)	(498)	(1,189)	(91)	(39)	(1,607)
Consumer	(84)	(139)	(171)	(157)	(188)	(293)	(259)
Total charge-offs	(619)	(404)	(1,221)	(1,446)	(619)	(478)	(2,039)
Recoveries:
Residential mortgage	11	18	18	3	55	8	19
Commercial	346	6	8	255	113	77	22
Consumer	47	46	59	71	102	121	87
Total recoveries	404	70	85	329	270	206	128
Net charge-offs	(215)	(334)	(1,136)	(1,117)	(349)	(272)	(1,911)
Provision (credit) for loan losses	488	421	288	(285)	1,191	680	909
Balance, end of period	$7,130	$7,792	$6,857	$7,705	$9,107	$8,265	$7,857

Net charge-offs as a % of average loans	0.03%	0.05%	0.16%	0.16%	0.05%	0.04%	0.26%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	As of
	Sept. 30,	As of December 31,
	2013	2012	2011	2010	2009	2008
ASC 310 - Impaired loans	$703	$623	$1,126	$2,288	$1,126	$456
ASC 450 - Collective segments:
Commercial	2,627	2,594	2,811	3,047	2,677	2,654
Residential mortgage	3,209	3,011	3,130	3,227	3,859	3,920
Consumer	193	188	204	232	281	399
Unallocated	398	441	434	313	322	428
Total Allowance	$7,130	$6,857	$7,705	$9,107	$8,265	$7,857

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of
	Sept. 30,	As of December 31,
	2013	2012	2011	2010	2009	2008
Impaired loans with a valuation allowance	$4,553	$2,710	$3,433	$5,457	$2,690	$2,230
Impaired loans without a valuation allowance	5,703	4,719	4,431	3,191	3,257	3,435
Total impaired loans	$10,256	$7,429	$7,864	$8,648	$5,947	$5,665

Total loans past due 30-89 days and still accruing	$7,260	$7,756	$7,898	$7,125	$9,445	$9,875

Nonperforming assets:
Total nonaccrual loans	$6,760	$7,353	$7,197	$10,809	$9,092	$7,200
Total loans past due 90 days or more and still accruing	2,668	2,311	1,267	727	31	1,305
Total nonperforming loans	9,428	9,664	8,464	11,536	9,123	8,505
Foreclosed assets held for sale (real estate)	776	879	1,235	537	873	298
Total nonperforming assets	$10,204	$10,543	$9,699	$12,073	$9,996	$8,803

Loans subject to troubled debt restructurings (TDRs):
Performing	$2,160	$906	$1,064	$645	$326	$0
Nonperforming	926	1,155	2,413	0	0	0
Total TDRs	$3,086	$2,061	$3,477	$645	$326	$0

Total nonperforming loans as a % of loans	1.45%	1.41%	1.19%	1.58%	1.27%	1.14%
Total nonperforming assets as a % of assets	0.83%	0.82%	0.73%	0.92%	0.76%	0.69%
Allowance for loan losses as a % of total loans	1.10%	1.00%	1.09%	1.25%	1.15%	1.06%
Allowance for loan losses as a % of nonperforming loans	75.63%	70.95%	91.03%	78.94%	90.60%	92.38%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)

	Sept 30,	As of December 31,
	2013	2012	2011	2010	2009	2008
Residential mortgage:
Residential mortgage loans - first liens	$301,794	$311,627	$331,015	$333,012	$340,268	$353,909
Residential mortgage loans - junior liens	24,079	26,748	28,851	31,590	35,734	40,657
Home equity lines of credit	34,360	33,017	30,037	26,853	23,577	21,304
1-4 Family residential construction	15,746	12,842	9,959	14,379	11,452	11,262
Total residential mortgage	375,979	384,234	399,862	405,834	411,031	427,132
Commercial:
Commercial loans secured by real estate	151,602	158,413	156,388	167,094	163,483	165,979
Commercial and industrial	44,312	48,442	57,191	59,005	49,753	48,295
Political subdivisions	13,905	31,789	37,620	36,480	37,598	38,790
Commercial construction and land	21,630	28,200	23,518	24,004	15,264	13,730
Loans secured by farmland	10,711	11,403	10,949	11,353	11,856	9,140
Multi-family (5 or more) residential	5,994	6,745	6,583	7,781	8,338	8,367
Agricultural loans	3,085	3,053	2,987	3,472	3,848	4,495
Other commercial loans	9,858	362	552	392	638	884
Total commercial	261,097	288,407	295,788	309,581	290,778	289,680
Consumer	11,399	11,269	12,665	14,996	19,202	26,732
Total	648,475	683,910	708,315	730,411	721,011	743,544
Less: allowance for loan losses	(7,130)	(6,857)	(7,705)	(9,107)	(8,265)	(7,857)
Loans, net	$641,345	$677,053	$700,610	$721,304	$712,746	$735,687

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2013, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $17,217,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,436,000 at September 30, 2013.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2013 and December 31, 2012 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2013	2012	2013	2012	2013	2012
Federal Home Loan Bank of Pittsburgh	$14,402	$17,809	$308,347	$328,023	$322,749	$345,832
Federal Reserve Bank Discount Window	0	0	26,332	27,367	26,332	27,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$14,402	$17,809	$379,679	$400,390	$394,081	$418,199

At September 30, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,405,000 and a letter of credit in the amount of $1,997,000. At December 31, 2012, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $15,812,000 as well as a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 8 of the consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At September 30, 2013, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $232,492,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at September 30, 2013 and December 31, 2012 are presented below. Management believes, as of September 30, 2013 and December 31, 2012, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total capital to risk-weighted assets:
Consolidated	$175,058	26.04%	$53,789	³8%	n/a	n/a
C&N Bank	160,216	24.12%	53,143	³8%	$66,429	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	166,549	24.77%	26,895	³4%	n/a	n/a
C&N Bank	153,063	23.04%	26,572	³4%	39,857	³6%
Tier 1 capital to average assets:
Consolidated	166,549	13.70%	48,613	³4%	n/a	n/a
C&N Bank	153,063	12.70%	48,191	³4%	60,239	³5%

December 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$165,972	24.01%	$55,299	³8%	n/a	n/a
C&N Bank	152,462	22.31%	54,665	³8%	$68,331	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	158,008	22.86%	27,650	³4%	n/a	n/a
C&N Bank	145,596	21.31%	27,332	³4%	40,998	³6%
Tier 1 capital to average assets:
Consolidated	158,008	12.53%	50,459	³4%	n/a	n/a
C&N Bank	145,596	11.64%	50,053	³4%	62,567	³5%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $2,520,000 at September 30, 2013 and $11,568,000 at December 31, 2012. Changes in accumulated other comprehensive income are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2013.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was ($152,000) at September 30, 2013 and ($565,000) at December 31, 2012.

New Capital Rule

In July 2013, the federal regulatory authorities issued a new capital rule based, in part, on revisions developed by the Basel Committee on Banking Supervision to the Basel capital framework (Basel III). The Corporation and C&N Bank are subject to the new rule on January 1, 2015. Generally, the new rule implements higher minimum capital requirements, revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for past due loans and provides a transition period for several aspects of the new rule.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

Comprehensive Income totaled $5,734,000 for the nine months ended September 30, 2013 as compared to $18,432,000 in the first nine months of 2012. In the first nine months of 2013, Comprehensive Income included: (1) Net Income of $14,369,000, which was $2,397,000 lower than in the first nine months of 2012; (2) Other Comprehensive Loss from unrealized gains on available-for-sale securities, net of deferred income tax, of $9,048,000 as compared to Other Comprehensive Income of $1,487,000 in the first nine months of 2012; and (3) Other Comprehensive Income from defined benefit plans of $413,000 in the first nine months of 2013 as compared to $179,000 in the first nine months of 2012.

Comprehensive Income totaled $4,377,000 for the third quarter 2013 as compared to comprehensive income of $6,266,000 in the third quarter 2012. In the third quarter 2013, Comprehensive Income included: (1) Net Income of $4,689,000, which was $805,000 lower than in the third quarter 2012; (2) Other Comprehensive Loss on unrealized gains on available-for-sale securities, net of deferred income tax, of $312,000 as compared to Other Comprehensive Income of $759,000 in the third quarter 2012; and (3) no Other Comprehensive Income or Loss from defined benefit plans in the third quarter 2013 compared to Other Comprehensive Income of $13,000 for the third quarter 2012.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income in the first nine months and third quarter 2013, down from 27% in the first nine months and third quarter 2012. The provision for income tax for the interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The lower effective tax rate in 2013 is mainly attributable to lower pre-tax income in comparison to 2012. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2013, the net deferred tax asset was $4,507,000, up $2,782,000 from the balance at December 31, 2012. The largest changes in temporary difference components were as follows:

·	The deferred tax liability associated with unrealized gains on available-for-sale securities fell to $1,359,000 at September 30, 2013, a reduction of $4,869,000 from December 31, 2012, because of a reduction in unrealized gains on available-for-sale securities caused primarily by increases in long-term interest rates.

·	In 2013, the deferred tax asset from net realized losses on securities fell to $171,000, a reduction of $1,083,000 from December 31, 2012, mainly due to the first quarter 2013 sale of a pooled trust-preferred security for which OTTI had been recorded for financial reporting purposes in previous years.

·	The deferred tax asset representing the credit for alternative minimum tax paid fell to $2,540,000 at September 30, 2013, a reduction of $1,069,000 from December 31, 2012, as the Corporation’s federal taxable income for the first nine months of 2013 exceeded alternative minimum taxable income.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at September 30, 2013 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through 2013. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Further, Federal Reserve Chairman Ben Bernanke recently stated that he expects the Federal Reserve to continue “[h]ighly accommodative monetary policy for the foreseeable future.”

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

The Corporation uses a simulation model to calculate the potential effects of interest rate fluctuations on net interest income and the market value of portfolio equity. For purposes of these calculations, the market value of portfolio equity includes the fair values of financial instruments, such as securities, loans, deposits and borrowed funds, and the book values of nonfinancial assets and liabilities, such as premises and equipment and accrued expenses. The model measures and projects potential changes in net interest income, and calculates the discounted present value of anticipated cash flows of financial instruments, assuming an immediate increase or decrease in interest rates. Management ordinarily runs a variety of scenarios within a range of plus or minus 100-400 basis points of current rates.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of July 31, 2013 and October 31, 2012. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

July 31, 2013 Data
(In Thousands)		Period Ending July 31, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$54,691	$23,195	$31,496	-22.0%	25.0%
+300	52,454	18,315	34,139	-15.5%	20.0%
+200	50,208	13,820	36,388	-9.9%	15.0%
+100	47,894	9,554	38,340	-5.1%	10.0%
0	45,688	5,288	40,400	0.0%	0.0%
-100	43,487	5,103	38,384	-5.0%	10.0%
-200	42,114	5,102	37,012	-8.4%	15.0%
-300	41,542	5,102	36,440	-9.8%	20.0%
-400	41,432	5,102	36,330	-10.1%	25.0%

	Market Value of Portfolio Equity at July 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$159,466	-28.2%	50.0%
+300	173,241	-22.0%	45.0%
+200	189,710	-14.6%	35.0%
+100	206,088	-7.2%	25.0%
0	222,083	0.0%	0.0%
-100	226,681	2.1%	25.0%
-200	236,680	6.6%	35.0%
-300	257,713	16.0%	45.0%
-400	296,877	33.7%	50.0%

October 31, 2012 Data
(In Thousands)		Period Ending October 31, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$60,813	$26,050	$34,763	-18.9%	25.0%
+300	58,329	20,789	37,540	-12.4%	20.0%
+200	55,398	16,004	39,394	-8.1%	15.0%
+100	52,592	11,338	41,254	-3.7%	10.0%
0	49,534	6,673	42,861	0.0%	0.0%
-100	46,881	6,236	40,645	-5.2%	10.0%
-200	46,178	6,233	39,945	-6.8%	15.0%
-300	45,925	6,233	39,692	-7.4%	20.0%
-400	45,800	6,233	39,567	-7.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$165,826	-21.7%	50.0%
+300	179,904	-15.1%	45.0%
+200	193,117	-8.8%	35.0%
+100	204,290	-3.6%	25.0%
0	211,846	0.0%	0.0%
-100	207,561	-2.0%	25.0%
-200	230,184	8.7%	35.0%
-300	268,229	26.6%	45.0%
-400	309,611	46.1%	50.0%

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

Equity securities held as of September 30, 2013 and December 31, 2012 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2013.

TABLE XIV - EQUITY SECURITIES RISK

(In Thousands)

	Sept. 30,	Dec. 31,
	2013	2012
Cost	$5,802	$5,912
Fair Value	8,867	8,373
Hypothetical 10% Decline In Market Value	(887)	(837)
Hypothetical 20% Decline In Market Value	(1,773)	(1,675)

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

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of September 30, 2013, the maximum additional value available for purchases under this program was $980,694.

In the third quarter 2013, the Corporation made no purchases of its equity securities.

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

CITIZENS & NORTHERN CORPORATION

November 7, 2013	By: /s/ Charles H. Updegraff, Jr.
Date	President and Chief Executive Officer

November 7, 2013	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

