Form 10-K
period 2013-12-31
CITIZENS & NORTHERN CORP
filed 2014-02-20
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2013, the registrant’s most recently completed second fiscal quarter, was $232,640,563.

The number of shares of common stock outstanding at February 13, 2014 was 12,409,748.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 17, 2014 are incorporated by reference into Parts III and IV of this report.

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

C&N Bank is a Pennsylvania banking institution that was formed by the consolidation of Northern National Bank of Wellsboro and Citizens National Bank of Towanda on October 1, 1971. Subsequent mergers included: First National Bank of Ralston in May 1972; Sullivan County National Bank in October 1977; Farmers National Bank of Athens in January 1984; and First National Bank of East Smithfield in May 1990. In 2005, the Corporation acquired Canisteo Valley Corporation and its subsidiary, First State Bank, a New York State chartered commercial bank with offices in Canisteo and South Hornell, NY. In 2010, the First State Bank operations were merged into C&N Bank and Canisteo Valley Corporation was merged into the Corporation. On May 1, 2007, the Corporation acquired Citizens Bancorp, Inc. (“Citizens”), with banking offices in Coudersport, Emporium and Port Allegany, Pennsylvania. Citizens Trust Company, the banking subsidiary of Citizens, was merged with and into C&N Bank as part of the transaction. C&N Bank has held its current name since May 6, 1975, at which time C&N Bank changed its charter from a national bank to a Pennsylvania bank.

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

Major initiatives within the last 5 years included the following:

·	in 2009, raised capital of $26.440 million by issuing preferred stock and a warrant to sell 194,794 shares of common stock to the U.S. Department of the Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program;

·	in 2009, issued common stock, which raised a total of $24.585 million of capital, net of offering costs;

·	in 2009, began originating and selling residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago, with significant growth in volume of activity under this program as evidenced by net gains from sales of loans of $2,191,000 in 2013, $1,925,000 in 2012 and $1,107,000 in 2011 and a total outstanding balance of residential mortgages sold and serviced of $145,954,000 at December 31, 2013;

·	repurchased in 2010 all of the preferred stock and redeemed the warrant from the TARP Capital Purchase Program;

·	merged the operations of First State Bank into C&N Bank and Canisteo Valley Corporation into Citizens & Northern Corporation in 2010;

·	in 2011, sold the banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to offer banking and trust services from the facility, resulting in an estimated $122,000 (pre-tax) reduction in operating expenses in 2012;

·	in April 2012, re-opened the Athens, PA, facility, which was damaged by flooding in September 2011; and

·	in 2013, worked with consultants on projects which resulted in increases in revenues from service charges on deposit accounts, starting primarily in the fourth quarter 2013, and reductions in electronic funds processing expenses and other benefits over approximately the next five years.

Virtually all of the Corporation’s banking offices are located in the “Marcellus Shale,” an area extending across portions of New York State, Pennsylvania, Ohio, Maryland, West Virginia and Virginia. In recent years, most of the Pennsylvania counties in which the Corporation operates have been significantly affected by an upsurge in natural gas exploration, as technological developments have made exploration of the Marcellus Shale commercially feasible. From 2009 through approximately the first half of 2012, a significant portion of the Corporation’s new business opportunities in lending, Trust and other services arose either directly or indirectly from Marcellus Shale-related activity. Due in large part to a decline in the market price of natural gas, Marcellus Shale natural gas exploration activity slowed over the course of 2012 and further slowed in 2013, though it has not completely stalled. Due to its pervasive nature, it is virtually impossible to quantify the aggregate impact of Marcellus Shale-related activity on the Corporation’s financial position at December 31, 2013 and results of operations in 2009 through 2013.

At December 31, 2013, C&N Bank had total assets of $1,224,369,000, total deposits of $956,981,000, net loans outstanding of $635,640,000 and 287 full-time equivalent employees.

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

Biggert-Waters Flood Insurance Act – In 2012, the Biggert-Waters Flood Insurance Act (the “Act”) became law. The Act was designed to strengthen the National Flood Insurance Program by phasing out the federal government’s subsidization of portions of the cost of flood insurance policies. Recent changes resulting from the Act have included: (1) phase-in of increased flood insurance rates for some properties, generally with an increase of 25% per year for 4 years until full-risk rates are reached, and (2) elimination of grandfathering of original flood-risk ratings, so that effective in 2014, all buildings will be rated using the latest flood zone maps. For primary residences that have never flooded and whose insurance policy has never lapsed, the government-funded subsidy will continue; however, the full-risk rate will apply immediately if a flood insurance policy lapses or if a property located in a flood zone is newly purchased.

Unless the Act is revised or repealed, reductions in collateral values associated with properties located in flood zones that secure some of the Corporation’s residential and commercial loans could occur, and some borrowers may become unable or unwilling to make their loan payments as a result of the increased costs of flood insurance. These potential results of the Act’s provisions could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania counties of Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron and McKean, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. As described in the “Business” section of Form 10-K, in recent years the Corporation’s market area has been significantly impacted by natural gas development activities associated with exploration of the Marcellus Shale. While Marcellus Shale-related development has created economic opportunities for business and individuals throughout much of our market area, natural gas exploration activity slowed in 2012 and further slowed in 2013, and the possibility exists that this activity could be further reduced or cease as a result of changes in economic conditions, environmental concerns or other factors.

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

Mortgage Banking – In September 2009, the Corporation entered into an agreement to originate and sell residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation’s mortgage sales activity under this program was not significant in 2009, but has subsequently increased. At December 31, 2013, total residential mortgages sold and serviced amounted to $145,954,000. The Corporation must strictly adhere to the MPF Xtra program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2013, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,420,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the program, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

Debt Securities Risk – In 2009, the Corporation’s earnings were materially impaired by securities losses. Much of the Corporation’s 2009 losses from trust-preferred securities and other securities stem from the much-publicized economic problems affecting the national and international economy, which particularly hurt the banking industry. The Corporation has exposure to the possibility of future losses from investments in obligations of states and political subdivisions (also known as municipal bonds) and other debt securities. For additional information regarding debt securities, see Note 7 to the consolidated financial statements.

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

FDIC Insurance Assessments - In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress have taken action to increase federal deposit insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, in 2009 the FDIC increased assessment rates and imposed a special assessment on all insured institutions. In December 2009, we paid a pre-payment of the FDIC’s estimated assessment total for the next three years, totaling approximately $5.5 million. The pre-payment amount was included in Other Assets in the consolidated balance sheet, with amounts amortized in 2010 through the first six months of 2013 based on current assessments. In June 2013, as the FDIC’s funding position was strengthened in comparison to its position in 2009, the FDIC refunded the unamortized portions of the pre-payments from banks, including a refund of $2.7 million to the Corporation.

Although our total expenses from FDIC assessments have steadily decreased - to $604,000 in 2013, $633,000 in 2012, $832,000 in 2011 and $1,450,000 in 2010 - from $2,092,000 in 2009, we are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If a significant number of bank or financial institution failures occur, we may be required to pay higher FDIC premiums. Future increases in FDIC insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2013, there were 2,465 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2013 and 2012.

		2013			2012
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$20.00	$18.65	$0.25	$22.48	$18.12	$0.18
Second quarter	20.46	18.51	0.25	20.69	16.79	0.20
Third quarter	21.45	19.08	0.25	20.80	17.78	0.22
Fourth quarter	21.00	19.37	0.25	20.25	17.51	0.24

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. Also, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

On May 19, 2011, the Corporation authorized a plan for repurchases of outstanding common stock, up to a total of $1 million. On September 22, 2011, the Corporation’s Board of Directors authorized additional repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the May 2011 stock repurchase program. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of December 31, 2013, the maximum additional value available for purchases under this program was $980,694.

In the fourth quarter 2013, the Corporation made no purchases of its equity securities.

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2008 and ended December 31, 2013. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Citizens & Northern Corporation	100.00	50.34	80.96	104.19	111.31	127.65
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
CZNC Peer Group Index*	100.00	97.12	110.34	106.20	123.81	154.01

The Corporation’s peer group consists of banks headquartered in Pennsylvania with total assets of $700 million to $2 billion as of September 30, 2013. This peer group consists of ACNB Corporation, Gettysburg; AmeriServ Financial, Inc., Johnstown; Citizens Financial Services, Inc., Mansfield; CNB Financial Corporation, Clearfield; Codorus Valley Bancorp, Inc., York; ENB Financial Corp., Ephrata; ESB Financial Corporation, Ellwood; ESSA Bancorp, Inc., Stroudsburg; First Keystone Corporation, Berwick; First National Community Bancorp, Inc., Dunmore; FNB Bancorp, Inc., Newtown; Fox Chase Bancorp, Inc., Hatboro; Franklin Financial Services Corporation, Chambersburg; Harleysville Savings Financial Corporation, Harleysville; Integrity Bancshares, Inc., Camp Hill; Norwood Financial Corp., Honesdale; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Peoples Financial Services Corp., Scranton; QNB Corp., Quakertown; Republic First Bancorp, Inc., Philadelphia; Royal Bancshares of Pennsylvania, Inc., Narberth; Somerset Trust Holding Company, Somerset; TF Financial Corporation, Newtown.

The data for this graph was obtained from SNL Financial LC, Charlottesville, VA.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2013.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans
approved by shareholders	358,176	$19.03	334,810

Equity compensation plans
not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
	As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2013	2012	2011	2010	2009
Interest and fee income	$48,914	$56,632	$61,256	$62,114	$67,976
Interest expense	5,765	9,031	13,556	19,245	24,456
Net interest income	43,149	47,601	47,700	42,869	43,520
Provision (credit) for loan losses	2,047	288	(285)	1,191	680
Net interest income after provision (credit) for loan losses	41,102	47,313	47,985	41,678	42,840
Noninterest income excluding securities gains (losses)	16,451	16,383	13,897	13,809	12,711
Net impairment losses recognized in earnings from
available-for-sale securities	(25)	(67)	0	(433)	(85,363)
Net realized gains on available-for-sale securities	1,743	2,749	2,216	1,262	1,523
Loss on prepayment of debt	1,023	2,333	0	0	0
Noninterest expense excluding loss on prepayment of debt	33,471	32,914	32,016	31,461	33,701
Income (loss) before income tax provision (credit)	24,777	31,131	32,082	24,855	(61,990)
Income tax provision (credit)	6,183	8,426	8,714	5,800	(22,655)
Net income (loss)	18,594	22,705	23,368	19,055	(39,335)
U.S. Treasury preferred dividends	0	0	0	1,474	1,428
Net income (loss) available to common shareholders	$18,594	$22,705	$23,368	$17,581	($40,763)

PER COMMON SHARE:
Basic earnings per share	$1.51	$1.86	$1.92	$1.45	($4.40)
Diluted earnings per share	$1.50	$1.85	$1.92	$1.45	($4.40)
Cash dividends declared per share	$1.00	$0.84	$0.58	$0.39	$0.72
Book value per common share at period-end	$14.49	$14.89	$13.77	$11.43	$10.46
Tangible book value per common share at period-end	$13.51	$13.91	$12.77	$10.42	$9.43
Weighted average common shares outstanding - basic	12,352,383	12,235,748	12,162,045	12,131,039	9,271,869
Weighted average common shares outstanding - diluted	12,382,790	12,260,208	12,166,768	12,131,039	9,271,869

END OF PERIOD BALANCES (In Thousands)
Available-for-sale securities	$482,658	$472,577	$481,685	$443,956	$396,288
Gross loans	644,303	683,910	708,315	730,411	721,011
Allowance for loan losses	8,663	6,857	7,705	9,107	8,265
Total assets	1,237,695	1,286,907	1,323,735	1,316,588	1,321,795
Deposits	954,516	1,006,106	1,018,206	1,004,348	926,789
Borrowings	96,723	89,379	130,313	166,908	235,471
Stockholders' equity	179,472	182,786	167,385	138,944	152,410
Common stockholders' equity (stockholders' equity,
excluding preferred stock)	179,472	182,786	167,385	138,944	126,661

AVERAGE BALANCES (In Thousands)
Total assets	1,237,096	1,305,163	1,313,445	1,326,145	1,296,086
Earning assets	1,145,340	1,199,538	1,208,584	1,205,608	1,208,280
Gross loans	656,495	700,241	714,421	721,997	728,748
Deposits	964,031	1,008,469	1,001,125	965,615	886,703
Stockholders' equity	181,412	175,822	152,718	150,133	141,787

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
KEY RATIOS
Return on average assets	1.50%	1.74%	1.78%	1.44%	-3.03%
Return on average equity	10.25%	12.91%	15.30%	12.69%	-27.74%
Average equity to average assets	14.66%	13.47%	11.63%	11.32%	10.94%
Net interest margin (1)	4.05%	4.26%	4.22%	3.81%	3.84%
Efficiency (2)	53.27%	48.82%	49.37%	52.64%	57.00%
Cash dividends as a % of diluted earnings per share	66.67%	45.41%	30.21%	26.90%	NM
Tier 1 leverage	13.79%	12.53%	10.93%	9.20%	9.86%
Tier 1 risk-based capital	25.10%	22.86%	19.95%	15.87%	16.70%
Total risk-based capital	26.59%	24.01%	21.17%	17.17%	17.89%
Tangible common equity/tangible assets	13.66%	13.39%	11.84%	9.71%	8.72%
Nonperforming assets/total assets	1.53%	0.82%	0.73%	0.92%	0.76%
Nonperforming loans/total loans	2.80%	1.41%	1.19%	1.58%	1.27%
Allowance for loan losses/total loans	1.34%	1.00%	1.09%	1.25%	1.15%
Net charge-offs/average loans	0.04%	0.16%	0.16%	0.05%	0.04%

NM = Not a meaningful ratio.

(1) Rates of return on tax-exempt securities and loans are calculated on a fully-taxable equivalent basis.

(2) The efficiency ratio is calculated by dividing: (a) total noninterest expense excluding losses from prepayment of debt, by (b) the sum of net interest income (including income from tax-exempt securities and loans on a fully-taxable equivalent basis) and noninterest income excluding securities gains or losses.

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

EARNINGS OVERVIEW

In 2013, net income totaled $18,594,000, or $1.51 per common share - basic and $1.50 per share – diluted, as compared to $1.86 per share – basic and $1.85 per share – diluted in 2012 and $1.92 per basic and diluted share in 2011. The results for 2013 represented a return on average assets of 1.50% and a return on average equity of 10.25%.

2013 vs. 2012

Net income for 2013 of $18,594,000 was $4,111,000 (18.1%) lower than 2012 net income. Some of the more significant highlights related to annual earnings are as follows:

·	Net interest income totaled $43,149,000 in 2013, down $4,452,000 (9.4%) from 2012. In 2013, yields earned on securities and loans fell by more than the corresponding drop in interest rates paid on deposits and borrowings. While the fully taxable equivalent net interest margin of 4.05% in 2013 was high by historical standards over the past 20 years, it was down 0.21% from 2012. Average earning assets declined in 2013 by $54.2 million, reflecting a reduction in average loans outstanding of $43.7 million, and average deposits decreased $44.4 million. Also, net interest income in 2012 was enhanced by the recovery of a security that had been written down in prior years, resulting in income (accretion) of $855,000.

·	The provision for loan losses $2,047,000 in 2013, as compared to $288,000 in 2012. The increase in the provision in 2013 included the effects of establishing an allowance of $1,552,000 on loans to one commercial borrower.

·	In 2013, noninterest revenue, excluding net realized gains on available-for-sale securities, totaled $16,451,000, which exceeded the total 2012 amount by $68,000. Gains from sales of loans totaled $2,191,000 in 2013, an increase of $266,000 over the 2012 total. The increase in gains from sales of loans in 2013 resulted mainly from an increase in the fair value of servicing rights associated with mortgage loans sold with servicing retained. Total Trust and brokerage revenue of $4,871,000 in the year ended December 31, 2013 was $223,000 (4.8%) higher than the total for 2012. For the year ended December 31, 2013, the net loss from disposals of premises and equipment totaled ($16,000) as compared to net gains of $270,000 in 2012, mainly from an insurance recovery in 2012 associated with a flood-related claim.

·	In 2013 and 2012, the Corporation generated gains from sales of securities and also incurred losses from prepayment of borrowings. Realized gains from securities totaled $1,718,000 in the year ended December 31, 2013 as compared to $2,682,000 in 2012, while losses from prepayment of borrowings amounted to $1,023,000 in 2013 as compared to $2,333,000 in 2012.

·	Noninterest expenses, excluding losses from prepayment of borrowings, totaled $33,471,000 in 2013, an increase of $557,000 over the corresponding total for 2012. In 2013, the Corporation incurred professional fees expense of $724,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues, mainly related to service charges on deposit accounts. Also, in 2013, C&N incurred professional fees expense of $315,000 from a consulting project related to debit card operations and electronic funds processing, for which reductions in electronic funds processing expenses and other benefits are expected to be realized over approximately the next five years. Mainly as a result of the consulting engagements described above, professional fees expense was $1,048,000 higher in 2013 as compared to 2012. Pensions and other employee benefit costs were $347,000 lower in 2013 than in 2012, including a reduction of $171,000 in health insurance expense associated with the Corporation’s partially self-insured plan due to a lower amount of claims.

2012 vs. 2011

In 2012, net income of $22,705,000 was $663,000 (2.8%) lower than 2011 net income. Some of the more significant highlights are as follows:

·	Net interest income totaled $47,601,000 in 2012, down slightly ($99,000) from 2011. The fully taxable equivalent net interest margin of 4.26% in 2012 was 0.04% higher than the 2011 margin, while total average earning assets were 0.7% lower in 2012. In 2012 and 2011, net interest income included the benefit of accretion from the recovery of a previous write-down on a security, including a benefit of $855,000 in 2012 and $825,000 in 2011.

·	The provision for loan losses was $288,000 in 2012 as compared to a credit (reduction in expense) of $285,000 in 2011. The provision for loan losses in 2012 included charges related to a few larger commercial loans, while both 2012 and 2011 included reductions in the general components of the allowance for loan losses attributable to reductions in total loans outstanding.

·	Total noninterest revenue, excluding realized gains and losses from available-for-sale securities, totaled $16,383,000 in 2012, or $2,486,000 more than the corresponding 2011 amount. In 2011, noninterest revenue included an impairment loss of $948,000 related to an investment in a real estate limited partnership. The increase in noninterest revenue for 2012 included a significant increase in gains from sales of residential mortgage loans, which totaled $1,925,000 in 2012, up $818,000 over 2011. Trust revenues totaled $3,847,000 in 2012, an increase of $375,000 (10.8%) over 2011, while brokerage revenues of $801,000 increased $161,000 (25.2%) over 2011. Service charges on deposit accounts of $5,036,000 in 2012 were up $263,000 (5.5%) over 2011.

·	In 2012, pre-tax net realized gains from securities totaled $2,682,000, while losses were incurred from prepayment of borrowings totaling $2,333,000. In comparison, security gains totaled $2,216,000 in 2011, and there were no losses from prepayments of borrowings. In both years, securities gains included significant amounts from sales of pooled trust-preferred securities that had previously been written off. The loss from pre-payment of borrowings included third quarter 2012 losses of $2,190,000 from prepayment of principal of $12 million on long-term borrowings (repurchase agreements) with an average interest rate of 3.93%.

·	Noninterest expense, excluding the loss from prepayment of borrowings, was $32,914,000 in 2012, up $898,000 (2.8%) from 2011. Salaries and wages were $504,000, or 3.6%, higher for 2012 as compared to 2011, including an increase in stock-based compensation of $98,000. The increase in noninterest expense in 2012 includes an increase in other operating expense of $376,000, mainly from increases in legal fees related to lending and collection matters and expenses related to other real estate properties. Software subscriptions expense increased $187,000 in 2012 over 2011, reflecting costs associated with lending-related software. Automated teller machine and debit card processing expenses increased $110,000 in 2012 over 2011, reflecting an increase in debit card transaction volume and vendor fee increases. FDIC assessments were $199,000 lower in 2012 than in 2011, reflecting the benefit of a change in the FDIC’s method for determining assessments that became effective in the second quarter 2011. Occupancy expense was $162,000 lower in 2012 as compared to 2011, in part due to reduced costs stemming from the 2011 sale of the Court Street, Williamsport location, and corresponding lease back of approximately 18% of the space that had been previously utilized.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2013, 2012, and 2011. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

In 2009 and the first quarter 2010, the Corporation recorded OTTI on its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc., made a payment for the full amount of previously deferred interest, and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows and recorded accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. Accretion income from this security totaled $855,000 in 2012 and $825,000 in 2011. The security had a face amount of $2,000,000 and matured in May 2012.

Excluding interest income (including accretion) and the average balance of this security from the calculations used to determine Tables I, II and III, the interest rate spread and interest margin (fully taxable equivalent net interest income divided by average total earning assets) would be as follows:

	Year Ended December 31,
	2013	2012	2011
Interest rate spread:
Actual from Table II	3.88%	4.04%	3.96%
Excluding Carolina First security	3.88%	3.97%	3.89%

Interest margin:
Actual from Table II	4.05%	4.26%	4.22%
Excluding Carolina First security	4.05%	4.18%	4.14%

2013 vs. 2012

Fully taxable equivalent net interest income was $46,384,000 in 2013, $4,657,000 (9.1%) lower than in 2012. As shown in Table III, in 2013 compared to 2012, interest rate changes had the effect of decreasing net interest income $3,743,000, and net changes in volume had the effect of decreasing net interest income $914,000. The most significant components of the rate change in net interest income in 2013 were a decrease in interest income of $2,615,000 attributable to lower rates earned on loans receivable and a decrease in interest income of $2,554,000 attributable to lower rates earned on available-for-sale securities, partially offset by a decrease in interest expense of $1,413,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume change in net interest income in 2013 were a decrease in interest income of $2,588,000 attributable to a decline in the balance of loans receivable, a decrease in interest expense of $1,180,000 attributable to a reduction in the balance of borrowed funds, and a decrease in interest expense of $691,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit). As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.88% in 2013, as compared to 4.04% in 2012.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $52,149,000 in 2013, a decrease of 13.2% from 2012. Interest and fees on loans receivable decreased $5,203,000, or 12.2%. As indicated in Table II, average available-for-sale securities (at amortized cost) totaled $461,564,000 in 2013, a decrease of $2,785,000 (0.6%) from 2012. Net contraction in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency mortgage-backed securities and trust preferred securities. This contraction was partially offset by increases in the balances of U.S. Government agency bonds, municipal securities, and U.S. Government agency collateralized mortgage obligations. The Corporation’s yield on securities fell in 2012 and 2013 because of low market interest rates, the maturity of the Carolina First security noted above, calls on municipal bonds and trust preferred securities, and prepayments on mortgage-backed securities and collateralized mortgage obligations. The average rate of return on available-for-sale securities was 3.12% for 2013 and 3.67% in 2012.

The average balance of gross loans receivable decreased 6.2% to $656,495,000 in 2013 from $700,241,000 in 2012. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.73% in 2013 from 6.11% in 2012.

The average balance of interest-bearing due from banks decreased to $26,159,000 in 2013 from $32,337,000 in 2012. This has consisted primarily of balances held by the Federal Reserve and also includes other overnight deposits and FDIC-insured certificates of deposit issued by other financial institutions.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $3,266,000, or 36.2%, to $5,765,000 in 2013 from $9,031,000 in 2012. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 0.67% in 2013 from 0.97% in 2012.

Total average deposits (interest-bearing and noninterest-bearing) decreased 4.4%, to $964,031,000 in 2013 from $1,008,469,000 in 2012. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of interest checking and savings accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit and Individual Retirement Accounts have decreased significantly in 2013 as compared to 2012.

Total average borrowed funds decreased $29,723,000 to $82,328,000 in 2013 from $112,051,000 in 2012. During 2012 and 2013, the Corporation has paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. In 2012, the Corporation prepaid principal totaling $17,000,000 on long-term borrowings (repurchase agreements); the Corporation incurred losses from the prepayments totaling $2,333,000. In March 2013, the Corporation prepaid principal of $7,000,000 on a long-term borrowing (repurchase agreement) with a rate of 3.60%; the Corporation incurred a loss from the prepayment totaling $1,023,000, which is reported in Other Expenses in the Consolidated Statements of Income. Management expects that the prepayments will have a favorable effect on the net interest margin in the future. After the effect of the prepayments, the remaining balance of long-term borrowings under repurchase agreements was $61,000,000 at December 31, 2013. The average rate on borrowed funds was 3.72% in 2013, compared to 3.77% in 2012.

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

The average balance of gross loans receivable decreased 2.0% to $700,241,000 in 2012 from $714,421,000 in 2011. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 6.11% in 2012 from 6.36% in 2011.

The average balance of interest-bearing due from banks increased to $32,337,000 in 2012 from $31,359,000 in 2011. This consisted primarily of balances held by the Federal Reserve, as well as FDIC-insured certificates of deposit. During the fourth quarter 2011, the Corporation began investing in FDIC-insured certificates of deposit issued by other financial institutions and maturing within five years; these investments totaled $4,820,000 at December 31, 2012. The average balance of certificates of deposit issued by other financial institutions increased to $4,554,000 in 2012 from $677,000 in 2011.

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

Variable-rate accounts made up $130,833,000 of the average balance in Individual Retirement Accounts in 2012 and $144,008,000 in 2011. Prior to May 2011, substantially all of these accounts were paid interest at a rate that could change quarterly at management’s discretion with a contractual floor of 3.00%. Effective in May 2011, the rate floor was removed; following this change, the rate paid on these accounts was lowered several times. As shown in Table II, the average rate on Individual Retirement Accounts decreased to 0.80% in 2012 from 2.04% in 2011.

Total average borrowed funds decreased $40,059,000 to $112,051,000 in 2012 from $152,110,000 in 2011. During 2011 and 2012, the Corporation paid off long-term borrowings as they matured using the cash flow received from loans and investment securities. In May and September 2012, the Corporation prepaid principal totaling $17,000,000 on long-term borrowings (repurchase agreements); the Corporation incurred losses from the prepayments totaling $2,333,000. The average rate on borrowed funds was 3.77% in 2012, compared to 3.58% in 2011.

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

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2013	2012	2011	2013/2012	2012/2011

INTEREST INCOME
Available-for-sale securities:
Taxable	$7,105	$9,334	$11,297	($2,229)	($1,963)
Tax-exempt	7,296	7,725	7,676	(429)	49
Total available-for-sale securities	14,401	17,059	18,973	(2,658)	(1,914)
Interest-bearing due from banks	105	114	73	(9)	41
Loans held for sale	54	107	53	(53)	54
Loans receivable:
Taxable	35,484	40,453	43,178	(4,969)	(2,725)
Tax-exempt	2,105	2,339	2,234	(234)	105
Total loans receivable	37,589	42,792	45,412	(5,203)	(2,620)
Total Interest Income	52,149	60,072	64,511	(7,923)	(4,439)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	211	206	399	5	(193)
Money market	290	354	494	(64)	(140)
Savings	117	108	161	9	(53)
Certificates of deposit	1,522	3,002	3,905	(1,480)	(903)
Individual Retirement Accounts	562	1,136	3,150	(574)	(2,014)
Other time deposits	1	1	3	0	(2)
Total interest-bearing deposits	2,703	4,807	8,112	(2,104)	(3,305)
Borrowed funds:
Short-term	9	10	23	(1)	(13)
Long-term	3,053	4,214	5,421	(1,161)	(1,207)
Total borrowed funds	3,062	4,224	5,444	(1,162)	(1,220)
Total Interest Expense	5,765	9,031	13,556	(3,266)	(4,525)

Net Interest Income	$46,384	$51,041	$50,955	($4,657)	$86

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2013 and 2012 and 34% in 2011.
(2)	Fees on loans are included with interest on loans and amounted to $1,338,000 in 2013, $1,427,000 in 2012, and $1,312,000 in 2011.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(Dollars in Thousands)
	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2013	Return/	12/31/2012	Return/	12/31/2011	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$330,980	2.15%	$332,911	2.80%	$333,441	3.39%
Tax-exempt	130,584	5.59%	131,438	5.88%	128,463	5.98%
Total available-for-sale securities	461,564	3.12%	464,349	3.67%	461,904	4.11%
Interest-bearing due from banks	26,159	0.40%	32,337	0.35%	31,359	0.23%
Federal funds sold	4	0.00%	0	0.00%	0	0.00%
Loans held for sale	1,118	4.83%	2,611	4.10%	900	5.89%
Loans receivable:
Taxable	620,412	5.72%	662,751	6.10%	679,357	6.36%
Tax-exempt	36,083	5.83%	37,490	6.24%	35,064	6.37%
Total loans receivable	656,495	5.73%	700,241	6.11%	714,421	6.36%
Total Earning Assets	1,145,340	4.55%	1,199,538	5.01%	1,208,584	5.34%
Cash	16,854		17,408		17,762
Unrealized gain/loss on securities	8,875		18,444		7,105
Allowance for loan losses	(7,204)		(7,688)		(8,688)
Bank premises and equipment	18,154		18,956		21,381
Intangible Asset - Core Deposit Intangible	113		176		272
Intangible Asset - Goodwill	11,942		11,942		11,942
Other assets	43,022		46,387		55,087
Total Assets	$1,237,096		$1,305,163		$1,313,445

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$174,790	0.12%	$163,840	0.13%	$162,583	0.25%
Money market	203,023	0.14%	208,814	0.17%	206,612	0.24%
Savings	117,055	0.10%	108,218	0.10%	97,099	0.17%
Certificates of deposit	148,598	1.02%	194,175	1.55%	205,231	1.90%
Individual Retirement Accounts	129,255	0.43%	142,315	0.80%	154,688	2.04%
Other time deposits	1,062	0.09%	1,191	0.08%	1,231	0.24%
Total interest-bearing deposits	773,783	0.35%	818,553	0.59%	827,444	0.98%
Borrowed funds:
Short-term	6,422	0.14%	6,831	0.15%	17,216	0.13%
Long-term	75,906	4.02%	105,220	4.00%	134,894	4.02%
Total borrowed funds	82,328	3.72%	112,051	3.77%	152,110	3.58%
Total Interest-bearing Liabilities	856,111	0.67%	930,604	0.97%	979,554	1.38%
Demand deposits	190,248		189,916		173,681
Other liabilities	9,325		8,821		7,492
Total Liabilities	1,055,684		1,129,341		1,160,727
Stockholders' equity, excluding
other comprehensive income/loss	175,893		164,316		148,324
Other comprehensive income/loss	5,519		11,506		4,394
Total Stockholders' Equity	181,412		175,822		152,718
Total Liabilities and Stockholders' Equity	$1,237,096		$1,305,163		$1,313,445
Interest Rate Spread		3.88%		4.04%		3.96%
Net Interest Income/Earning Assets		4.05%		4.26%		4.22%

Total Deposits (Interest-bearing
and Demand)	$964,031		$1,008,469		$1,001,125

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2013 and 2012 and 34% in 2011.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III - ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	Year Ended 12/31/13 vs. 12/31/12			Year Ended 12/31/12 vs. 12/31/11
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	($54)	($2,175)	($2,229)	($18)	($1,945)	($1,963)
Tax-exempt	(50)	(379)	(429)	176	(127)	49
Total available-for-sale securities	(104)	(2,554)	(2,658)	158	(2,072)	(1,914)
Interest-bearing due from banks	(24)	15	(9)	2	39	41
Loans held for sale	(69)	16	(53)	74	(20)	54
Loans receivable:
Taxable	(2,502)	(2,467)	(4,969)	(1,039)	(1,686)	(2,725)
Tax-exempt	(86)	(148)	(234)	152	(47)	105
Total loans receivable	(2,588)	(2,615)	(5,203)	(887)	(1,733)	(2,620)
Total Interest Income	(2,785)	(5,138)	(7,923)	(653)	(3,786)	(4,439)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	13	(8)	5	3	(196)	(193)
Money market	(10)	(54)	(64)	5	(145)	(140)
Savings	9	0	9	16	(69)	(53)
Certificates of deposit	(607)	(873)	(1,480)	(201)	(702)	(903)
Individual Retirement Accounts	(96)	(478)	(574)	(234)	(1,780)	(2,014)
Other time deposits	0	0	0	0	(2)	(2)
Total interest-bearing deposits	(691)	(1,413)	(2,104)	(411)	(2,894)	(3,305)
Borrowed funds:
Short-term	(1)	0	(1)	(15)	2	(13)
Long-term	(1,179)	18	(1,161)	(1,188)	(19)	(1,207)
Total borrowed funds	(1,180)	18	(1,162)	(1,203)	(17)	(1,220)
Total Interest Expense	(1,871)	(1,395)	(3,266)	(1,614)	(2,911)	(4,525)

Net Interest Income	($914)	($3,743)	($4,657)	$961	($875)	$86

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35% in 2013 and 2012 and 34% in 2011.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Years Ended December 31, 2013, 2012 and 2011

The table below presents a comparison of noninterest income and excludes realized gains on available for sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NONINTEREST INCOME
(In Thousands)			$	%
	2013	2012	Change	Change
Service charges on deposit accounts	$4,966	$5,036	($70)	(1.4)
Service charges and fees	877	929	(52)	(5.6)
Trust and financial management revenue	4,087	3,847	240	6.2
Brokerage revenue	784	801	(17)	(2.1)
Insurance commissions, fees and premiums	170	221	(51)	(23.1)
Interchange revenue from debit card transactions	1,941	1,938	3	0.2
Net gains from sales of loans	2,191	1,925	266	13.8
Increase in cash surrender value of life insurance	399	455	(56)	(12.3)
Net (loss) gain from premises and equipment	(16)	270	(286)	(105.9)
Other operating income	1,052	961	91	9.5
Total other operating income before realized
(losses) gains on available-for-sale securities, net	$16,451	$16,383	$68	0.4

			$	%
	2012	2011	Change	Change
Service charges on deposit accounts	$5,036	$4,773	$263	5.5
Service charges and fees	929	849	80	9.4
Trust and financial management revenue	3,847	3,472	375	10.8
Brokerage revenue	801	640	161	25.2
Insurance commissions, fees and premiums	221	257	(36)	(14.0)
Interchange revenue from debit card transactions	1,938	1,922	16	0.8
Net gains from sales of loans	1,925	1,107	818	73.9
Increase in cash surrender value of life insurance	455	509	(54)	(10.6)
Net gain from premises and equipment	270	324	(54)	(16.7)
Impairment loss on limited partnership investment	0	(948)	948	(100.0)
Other operating income	961	992	(31)	(3.1)
Total other operating income before realized
(losses) gains on available-for-sale securities, net	$16,383	$13,897	$2,486	17.9

Total noninterest income, excluding realized gains on available-for-sale securities, increased $68,000 or .4% in 2013 compared to 2012. In 2012, total noninterest income increased $2,486,000 (17.9%) from 2011. Total noninterest income in 2011 included an impairment loss of $948,000 related to an investment in a real estate limited partnership (discussed in more detail below). Excluding the 2011 impairment loss on the limited partnership investment and gains from available-for-sale securities, noninterest income increased $1,538,000 (10.4%) in 2012 over 2011. Items of significance related to noninterest income are as follows:

2013 vs. 2012

Net gains from sales of loans increased $266,000 in 2013. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Volume remained brisk throughout most of 2013, slowing somewhat in the fourth quarter as long-term interest rates rose. Overall, the sales volume in 2013 was comparable to 2012, with the aggregate increase in revenue attributable to higher values of servicing rights on 2013 originations, mainly due to estimated longer average lives of loans caused by an increase in long-term interest rates.

In 2013, Trust and financial management revenue increased $240,000, or 6.2%. Trust revenue from employee benefit and retirement services was $121,000 higher in 2013 as compared to 2012. The increase in trust revenue in 2013 reflects the impact of new business obtained as well as higher valuations of U.S. equities and fixed income securities throughout most of the period. Assets under management by the Corporation’s Trust and financial management group totaled $796,115,000 at December 31, 2013, an increase of 12.5% over the total one year earlier.

The net gain from premises and equipment of $270,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012. The loss of $16,000 in 2013 included charges related to the abandonment of certain communications equipment.

2012 vs. 2011

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

Net gains from sales of loans increased $818,000 in 2012. The increase in revenue from sales in 2012 reflected the impact of significant refinancing activity, as market interest rates fell throughout most of the year.

Trust and financial management revenue increased $375,000, or 10.8%, in 2012, including an increase in revenue from employee benefit and retirement services of $129,000. The increase in trust revenue in 2012 reflects the impact of new business obtained as well as higher valuations of U.S. equities and fixed income securities throughout most of the period. Assets under management by the Corporation’s Trust and financial management group totaled $707,912,000 at December 31, 2012, an increase of 11.5% over the total one year earlier.

In 2012, service charges on deposit accounts increased $263,000, or 5.5%, reflecting changes in prices and terms for some types of fees effective at the beginning of 2012.

In 2012, brokerage revenue increased $161,000, or 25.2%, reflecting increased sales of annuities used by customers as investment vehicles in retirement.

As described above, the net gain from premises and equipment of $270,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch. In 2011, the Corporation realized net gains from sales of premises and equipment totaling $324,000, including a gain of $329,000 from sale of the Court Street, Williamsport, PA location. The Corporation has entered into a leasing arrangement to continue to utilize approximately 18% of the facility. The Corporation has accounted for the leaseback as an operating lease.

NONINTEREST EXPENSE

Years Ended December 31, 2013, 2012 and 2011

As shown in Table V below, total noninterest expense decreased $753,000 in 2013 as compared to 2012. As discussed in the Earnings Overview section of Management’s Discussion and Analysis, in 2013, the Corporation incurred losses totaling $1,023,000 and, in 2012, losses total $2,333,000 from prepayment of borrowings (repurchase agreements). Excluding losses from prepayment of debt, total noninterest expense was $557,000 (1.7%) higher in 2013 as compared to 2012. In 2012, total noninterest expense, excluding losses on prepayment of debt, increased $898,000 (2.8%) over 2011. Changes of significance (other than the previously discussed loss on prepayment of debt) are discussed in the narrative that follows.

TABLE V - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)
			$	%
	2013	2012	Change	Change
Salaries and wages	$14,206	$14,370	($164)	(1.1)
Pensions and other employee benefits	4,150	4,497	(347)	(7.7)
Occupancy expense, net	2,473	2,476	(3)	(0.1)
Furniture and equipment expense	1,948	1,887	61	3.2
FDIC Assessments	604	633	(29)	(4.6)
Pennsylvania shares tax	1,402	1,312	90	6.9
Professional fees	1,534	486	1,048	215.6
Automated teller machine and interchange expense	1,020	1,136	(116)	(10.2)
Software subscriptions	836	890	(54)	(6.1)
Loss on prepayment of debt	1,023	2,333	(1,310)	(56.2)
Other operating expense	5,298	5,227	71	1.4
Total Other Expense	$34,494	$35,247	($753)	(2.1)

			$	%
	2012	2011	Change	Change
Salaries and wages	$14,370	$13,866	$504	3.6
Pensions and other employee benefits	4,497	4,407	90	2.0
Occupancy expense, net	2,476	2,638	(162)	(6.1)
Furniture and equipment expense	1,887	1,932	(45)	(2.3)
FDIC Assessments	633	832	(199)	(23.9)
Pennsylvania shares tax	1,312	1,306	6	0.5
Professional fees	486	455	31	6.8
Automated teller machine and interchange expense	1,136	1,026	110	10.7
Software subscriptions	890	703	187	26.6
Loss on prepayment of debt	2,333	0	2,333	100.0
Other operating expense	5,227	4,851	376	7.8
Total Other Expense	$35,247	$32,016	$3,231	10.1

2013 vs. 2012

Professional fees increased $1,048,000, or 215.6%.. As noted in the Earnings Overview section, the Corporation incurred professional fee expense of $315,000 in 2013 for a consulting project related to debit card operations and electronic funds processing, for which management expects the consultants’ services to result in increases in noninterest revenue and reductions in noninterest expense going forward, most significantly from an estimated total reduction in expense of $1.9 million for electronic funds processing over approximately the next 5 years. In addition, the Corporation incurred professional fees expense of $724,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues with an estimated annual total pre-tax benefit of approximately $1.3 million. Management expects to realize ongoing benefits from implementing the recommendations to a significant extent starting in the fourth quarter 2013 and thereafter, though the actual amount of benefits to be derived is difficult to estimate and is dependent on many variables.

Pensions and other employee benefits decreased $347,000, or 7.7%. Health care expense decreased $171,000 as the amount of claims incurred during 2013 was lower than 2012. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party. Postretirement health care expense decreased $156,000, reflecting amendments to the plan that include elimination of the accrual of service time by full-time employees as well as changes to some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. Unemployment compensation decreased $51,000 as a result of a decrease in the Corporation’s experience-based Pennsylvania rate in 2013.

Salaries and wages decreased $164,000, or 1.1%, mainly as a result of reduced incentive bonus compensation.

Automated teller machine and interchange expenses decreased $116,000, or 10.2%, mainly resulting from benefits derived from consulting project noted previously.

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

Software-related subscriptions and updates, mainly related to lending-related activities, increased $187,000, or 26.6%

Fees paid related to interchange and ATM processing, increased $110,000 or 10.8%, reflecting increases in transaction volumes as well as nonrecurring charges related to changes in technical requirements.

Other operating expense increased $376,000, or 7.8%. This category includes many different types of expenses, with the most significant differences in amounts between 2012 and 2011 as follows:

·	Expense related to a change in third-party merchant processing in 2012 of $110,000, with no corresponding expense in 2011
·	Attorney fees, mainly from lending-related collection matters, up $100,000, or 47.2%
·	Expenses associated with other real estate properties, up $78,000, or 92.2%

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income in 2013, down from approximately 27% in 2012 and 2011. The lower effective tax rate in 2013 is mainly attributable to lower pre-tax income in comparison to 2012 and 2011. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2013, the net deferred tax asset was $6,344,000, up from the balance at December 31, 2012 of $1,725,000. The largest changes in temporary difference components were as follows:

·	At December 31, 2013, net unrealized losses on available-for-securities resulted in a deferred tax asset of $541,000. In contrast, at December 31, 2012, the deferred tax liability associated with unrealized gains on available-for-sale securities was $6,228,000. The reduction in fair value of available-for-securities in 2013 was caused primarily by increases in long-term interest rates.

·	The deferred tax asset related to loan losses increased $632,000, to $3,032,000 at December 31, 2013 as compared to $2,400,000 at December 31, 2012. The increase in this item in 2013 resulted from an increase in the allowance for loan losses for financial reporting purposes.

·	In 2013, the deferred tax asset from net realized losses on securities fell to $91,000, a reduction of $1,163,000 from December 31, 2012, mainly due to the first quarter 2013 sale of a pooled trust-preferred security for which OTTI had been recorded for financial reporting purposes in previous years.

·	The deferred tax asset representing the credit for alternative minimum tax paid fell to $1,905,000 at December 31, 2013, a reduction of $1,704,000 from December 31, 2012, as the Corporation’s federal taxable income in 2013 exceeded alternative minimum taxable income.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at December 31, 2013 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 14 to the consolidated financial statements.

SECURITIES

Table VI shows the composition of the investment portfolio at December 31, 2013, 2012 and 2011. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects a decrease of $10,554,000 to $454,781,000 at December 31, 2012 from December 31, 2011. This change was followed by an increase of $29,422,000 to $484,203,000 at December 31, 2013. In both 2012 and 2013, the Corporation increased its holdings of municipal bonds, agency collateralized mortgage obligations and U.S. Government agency securities. The increases were partially offset by decreases in the balances of mortgage-backed securities, trust preferred securities, and pooled trust preferred securities as management reinvested cash flows from these securities in other types of investments. Changes in the investment portfolio are discussed in more detail in the Net Interest Income section of Management’s Discussion and Analysis. As discussed in more detail in Note 7 to the financial statements, the Corporation reported net realized gains from available-for-sale securities of $1,718,000 in 2013, $2,682,000 in 2012 and $2,216,000 in 2011.

As reflected in Table VI, the fair value of available-for-sale securities as of December 31, 2013 was $1,545,000, or 0.3%, less than the total amortized cost basis. The aggregate unrealized loss position at December 31, 2013 included an unrealized loss of $4,431,000 on debt securities, partially offset by an unrealized gain of $2,886,000 on marketable equity securities (bank stocks). Increases in intermediate-term and long-term interest rates in 2013 led to a decrease in the aggregate fair value of debt securities in 2013 in comparison to historical cost basis. Management has reviewed the Corporation’s holdings as of December 31, 2013 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment, and for valuation of trust-preferred securities. Management will continue to closely monitor the status of impaired securities in 2014.

TABLE VI - INVESTMENT SECURITIES

			As of December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$47,382	$45,877	$30,695	$31,217	$24,877	$25,587
Obligations of states and political subdivisions:
Tax-exempt	127,748	128,426	130,168	137,020	129,401	132,962
Taxable	35,153	34,471	24,426	24,817	14,004	14,334
Mortgage-backed securities	84,849	86,208	76,368	80,196	116,602	121,769
Collateralized mortgage obligations, Issued by U.S. Government agencies	182,373	178,092	179,770	183,510	161,818	165,131
Trust preferred securities issued by individual institutions	0	0	5,167	5,171	7,334	8,146
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	1,615	1,613	4,996	4,638
Pooled trust preferred securities - mezzanine tranches	0	0	0	0	0	730
Other collateralized debt obligations	660	660	660	660	660	660
Total debt securities	478,165	473,734	448,869	464,204	459,692	473,957
Marketable equity securities	6,038	8,924	5,912	8,373	5,643	7,728
Total	$484,203	$482,658	$454,781	$472,577	$465,335	$481,685

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2013. Yields on tax-exempt securities are presented on a nominal basis, that is, the yields are not presented on a fully taxable-equivalent basis. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$12,434	1.73%	$11,073	1.72%	$23,875	1.33%	$0	0.00%	$47,382	1.53%
Obligations of states and political subdivisions:
Tax-exempt	8,823	3.29%	21,703	1.89%	37,116	2.67%	60,106	4.68%	127,748	3.53%
Taxable	3,855	1.99%	16,005	2.09%	14,728	2.40%	565	3.60%	35,153	2.24%
Trust preferred securities issued by individual institutions	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other collateralized debt obligations	626	0.00%	0	0.00%	0	0.00%	34	0.00%	660	0.00%
Subtotal	$25,738	2.26%	$48,781	1.92%	$75,719	2.19%	$60,705	4.67%	$210,943	2.85%
Mortgage-backed securities									84,849	2.78%
Collateralized mortgage obligations, Issued by U.S. Government agencies									182,373	1.95%
Total									$478,165	2.50%

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

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. The discussion provides useful information regarding changes in the Corporation’s balance sheet over the 3-year period ended December 31, 2013, including discussions related to available-for-sale securities, loans, deposits and borrowings. Other significant balance sheet items - the allowance for loan losses and stockholders’ equity - are discussed in separate sections of Management’s Discussion and Analysis.

The total of loans outstanding (without consideration of the allowance for loan losses) at December 31, 2013 reflects a total decrease of $76,708,000 (10.6%) from the balance at December 31, 2009 to the total outstanding of $644,303,000 at December 31, 2013. Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates. Since the end of 2009, the Corporation experienced a net decrease in total loans outstanding under the residential mortgage segment ($39,721,000) with more residential mortgage originations than in previous years sold into the secondary market. In September 2009, the Corporation initiated participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago for the sale of mortgage loans to the secondary market. At December 31, 2013, the outstanding balance of residential mortgage loans originated by the Corporation, and sold with servicing retained was $145,954,000. Total commercial segment loans outstanding decreased ($28,547,000) at December 31, 2013 as compared to December 31, 2009, including a reduction of $26,176,000 at December 31, 2013 from year-end 2012. Also, in the last four years, consumer loans have steadily decreased ($8,440,000) to the December 31, 2013 balance of $10,762,000.

Table VIII presents loan maturity data as of December 31, 2013. The interest rate simulation model classifies certain loans under different categories than they appear in Table VII. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 38% of the loan portfolio. Of the 62% of the portfolio made up of variable-rate loans, a significant portion (45%) will re-price after more than one year. Variable-rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

Total future capital purchases in 2014 are estimated at approximately $1.7 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2014.

TABLE VII - Five-year Summary of Loans by Type

(In Thousands)

	2013	%	2012	%	2011	%	2010	%	2009	%
Residential mortgage:
Residential mortgage loans - first liens	$299,831	46.5	$311,627	45.6	$331,015	46.7	$333,012	45.6	$340,268	47.2
Residential mortgage loans - junior liens	23,040	3.6	26,748	3.9	28,851	4.1	31,590	4.3	35,734	5.0
Home equity lines of credit	34,530	5.4	33,017	4.8	30,037	4.2	26,853	3.7	23,577	3.3
1-4 Family residential construction	13,909	2.2	12,842	1.9	9,959	1.4	14,379	2.0	11,452	1.6
Total residential mortgage	371,310	57.6	384,234	56.2	399,862	56.5	405,834	55.6	411,031	57.0
Commercial:
Commercial loans secured by real estate	147,215	22.8	158,413	23.2	156,388	22.1	167,094	22.9	163,483	22.7
Commercial and industrial	42,387	6.6	48,442	7.1	57,191	8.1	59,005	8.1	49,753	6.9
Political subdivisions	16,291	2.5	31,789	4.6	37,620	5.3	36,480	5.0	37,598	5.2
Commercial construction	17,003	2.6	28,200	4.1	23,518	3.3	24,004	3.3	15,264	2.1
Loans secured by farmland	10,468	1.6	11,403	1.7	10,949	1.5	11,353	1.6	11,856	1.6
Multi-family (5 or more) residential	10,985	1.7	6,745	1.0	6,583	0.9	7,781	1.1	8,338	1.2
Agricultural loans	3,251	0.5	3,053	0.4	2,987	0.4	3,472	0.5	3,848	0.5
Other commercial loans	14,631	2.3	362	0.1	552	0.1	392	0.1	638	0.1
Total commercial	262,231	40.7	288,407	42.2	295,788	41.8	309,581	42.4	290,778	40.3
Consumer	10,762	1.7	11,269	1.6	12,665	1.8	14,996	2.1	19,202	2.7
Total	644,303	100.0	683,910	100.0	708,315	100.0	730,411	100.0	721,011	100.0
Less: allowance for loan losses	(8,663)		(6,857)		(7,705)		(9,107)		(8,265)
Loans, net	$635,640		$677,053		$700,610		$721,304		$712,746

TABLE VIII – LOAN MATURITY DISTRIBUTION

(In Thousands)	As of December 31, 2013

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$776	$16,678	$173,974	$191,428	$60,003	$214,804	$54,604	$329,411
Commercial	15,225	9,463	18,628	43,317	46,286	22,687	308	69,281
Consumer	2,444	5,258	3,035	10,737	77	0	52	129
Total	$18,445	$31,399	$195,637	$245,482	$106,367	$237,491	$54,963	$398,821

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

The allowance for loan losses was $8,663,000 at December 31, 2013, up from $6,857,000 at December 31, 2012. As shown in Table X, the total of specific allowances on impaired loans totaled $2,333,000 at December 31, 2013, which was $1,710,000 higher than the total of specific allowances on impaired loans at December 31, 2012. The increase in the specific allowances on impaired loans in 2013 includes an allowance of $1,522,000 established on loans to one commercial borrower. Table X also shows the collectively determined component of the allowance for residential mortgages was $145,000 higher at December 31, 2013 than at December 31, 2012. The allowance for the residential mortgage segment was affected by the net charge-off percentage used to determine a portion of the collectively determined allowance, which was higher at December 31, 2013 than at December 31, 2012. The collectively evaluated components of the allowance for the residential and commercial segments were also affected by slight increases in qualitative factors at December 31, 2013 as compared to December 31, 2012, while lower loan balances had the effect of decreasing the collectively evaluated components of the allowance for the commercial segment.

The provision for loan losses is determined based on the amount required in order to maintain an appropriate allowance for loan losses in light of all factors considered. The provision for loan losses by segment for 2013, 2012 and 2011 is as follows:

(In Thousands)
	2013	2012	2011
Residential mortgage	$559	$149	$194
Commercial	1,507	20	(625)
Consumer	24	112	25
Unallocated	(43)	7	121
Total	$2,047	$288	($285)

The provision for loan losses was $2,047,000 in 2013, in comparison to a provision for loan losses of $288,000 in 2012 and a credit for loan losses of $285,000 in 2011. As shown in Table XII, the average provision for loan losses for the five-year period ended December 31, 2013 was $784,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.

In 2013, the provision for loan losses related to the commercial segment includes a provision of $1,522,000 from the establishment of an allowance on loans to one borrower. In 2012, the Corporation’s provision for loan losses for the commercial segment included a net provision of $464,000 related to a commercial relationship for which charge-offs totaling $760,000 were recorded, while the provision was reduced by the net decrease in the collectively evaluated portion of the allowance for loan losses as a result of a lower balance of outstanding loans. Similarly, the credit for loan losses from the commercial segment in 2011 reflected the effect of a lower balance of loans outstanding, along with reductions related to a few large commercial relationships. The provision for loan losses for the residential mortgage segment increased in 2013, mainly as a result of the increase in average net charge-offs used to estimate a portion of the collectively determined allowance.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). At December 31, 2013, total impaired loans were $16,321,000, up from $7,429,000 at December 31, 2012. Nonaccrual loans totaled $14,934,000 at December 31, 2013, up from $7,353,000 at December 31, 2012. The increase in impaired and nonaccrual loans in 2013 resulted mainly from classification as nonperforming of two large commercial loans with outstanding balances totaling $7,599,000 at December 31, 2013. Total loans past due 90 days or more and still in accrual status increased to $3,131,000 at December 31, 2013 from $2,311,000 at December 31, 2012. Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated. Over the period 2009-2013, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2013. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	Years Ended December 31,
	2013	2012	2011	2010	2009
Balance, beginning of year	$6,857	$7,705	$9,107	$8,265	$7,857
Charge-offs:
Residential mortgage	(95)	(552)	(100)	(340)	(146)
Commercial	(459)	(498)	(1,189)	(91)	(39)
Consumer	(117)	(171)	(157)	(188)	(293)
Total charge-offs	(671)	(1,221)	(1,446)	(619)	(478)
Recoveries:
Residential mortgage	24	18	3	55	8
Commercial	348	8	255	113	77
Consumer	58	59	71	102	121
Total recoveries	430	85	329	270	206
Net charge-offs	(241)	(1,136)	(1,117)	(349)	(272)
Provision (credit) for loan losses	2,047	288	(285)	1,191	680
Balance, end of period	$8,663	$6,857	$7,705	$9,107	$8,265
Net charge-offs as a % of average loans	0.04%	0.16%	0.16%	0.05%	0.04%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	As of December 31,
	2013	2012	2011	2010	2009
ASC 310 - Impaired loans	$2,333	$623	$1,126	$2,288	$1,126
ASC 450 - Collective segments:
Commercial	2,583	2,594	2,819	3,047	2,677
Residential mortgage	3,156	3,011	3,130	3,227	3,859
Consumer	193	188	204	232	281
Unallocated	398	441	426	313	322
Total Allowance	$8,663	$6,857	$7,705	$9,107	$8,265

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Impaired loans with a valuation allowance	$9,889	$2,710	$3,433	$5,457	$2,690
Impaired loans without a valuation allowance	6,432	4,719	4,431	3,191	3,257
Total impaired loans	$16,321	$7,429	$7,864	$8,648	$5,947

Total loans past due 30-89 days and still accruing	$8,305	$7,756	$7,898	$7,125	$9,445

Nonperforming assets:
Total nonaccrual loans	$14,934	$7,353	$7,197	$10,809	$9,092
Total loans past due 90 days or more and still accruing	3,131	2,311	1,267	727	31
Total nonperforming loans	18,065	9,664	8,464	11,536	9,123
Foreclosed assets held for sale (real estate)	892	879	1,235	537	873
Total nonperforming assets	$18,957	$10,543	$9,699	$12,073	$9,996

Loans subject to troubled debt restructurings (TDRs):
Performing	$3,267	$906	$1,064	$645	$326
Nonperforming	908	1,155	2,413	0	0
Total TDRs	$4,175	$2,061	$3,477	$645	$326

Total nonperforming loans as a % of loans	2.80%	1.41%	1.19%	1.58%	1.27%
Total nonperforming assets as a % of assets	1.53%	0.82%	0.73%	0.92%	0.76%
Allowance for loan losses as a % of total loans	1.34%	1.00%	1.09%	1.25%	1.15%
Allowance for loan losses as a % of nonperforming loans	47.95%	70.95%	91.03%	78.94%	90.60%

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES

(In Thousands)

	2013	2012	2011	2010	2009	Average
Average gross loans	$656,495	$700,241	$714,421	$721,997	$728,748	$704,380
Year-end gross loans	644,303	683,910	708,315	730,411	721,011	697,590
Year-end allowance for loan losses	8,663	6,857	7,705	9,107	8,265	8,119
Year-end nonaccrual loans	14,934	7,353	7,197	10,809	9,092	9,877
Year-end loans 90 days or more past due and still accruing	3,131	2,311	1,267	727	31	1,493
Net charge-offs	241	1,136	1,117	349	272	623
Provision (credit) for loan losses	2,047	288	(285)	1,191	680	784
Earnings coverage of charge-offs	77	20	21	55	(145)	14
Allowance coverage of charge-offs	36	6	7	26	30	13
Net charge-offs as a % of provision (credit) for loan losses	11.77%	394.44%	-391.93%	29.30%	40.00%	79.46%
Net charge-offs as a % of average gross loans	0.04%	0.16%	0.16%	0.05%	0.04%	0.09%
Net income (loss)	18,594	22,705	23,368	19,055	(39,335)	8,877

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2013 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS

(In Thousands)

	1 Year	1-3	3-5	Over 5
	or Less	Years	Years	Years	Total
Time deposits	$147,316	$89,560	$24,161	$0	$261,037
Short-term borrowings:
Federal Home Loan Bank of Pittsburgh	20,000	0	0	0	20,000
Customer repurchase agreements	3,385	0	0	0	3,385
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	0	153	10,022	2,163	12,338
Repurchase agreements	0	0	61,000	0	61,000
Total	$170,701	$89,713	$95,183	$2,163	$357,760

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $693,479,000 at December 31, 2013.

The Corporation’s operating lease commitments at December 31, 2013 are immaterial. The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2013, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $22,674,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,188,000 at December 31, 2013.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2013 and December 31, 2012 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2013	2012	2013	2012	2013	2012
Federal Home Loan Bank of Pittsburgh	$34,335	$17,809	$304,875	$328,023	$339,210	$345,832
Federal Reserve Bank Discount Window	0	0	26,078	27,367	26,078	27,367
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$34,335	$17,809	$375,953	$400,390	$410,288	$418,199

At December 31, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh included a short-term borrowing of $20,000,000, long-term borrowings with a total amount of $12,338,000 and a letter of credit in the amount of $1,997,000. At December 31, 2012, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $15,812,000 as well as a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 12 to the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At December 31, 2013, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $246,560,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2013 and 2012, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized (losses) gains on available-for-sale securities, net of deferred income tax, amounted to ($1,004,000) at December 31, 2013 and $11,568,000 at December 31, 2012. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2013.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income (Loss) related to defined benefit plans, net of deferred income tax, was $11,000 at December 31, 2013 and ($565,000) at December 31, 2012.

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

Comprehensive Income totaled $6,598,000 in 2013 as compared to $23,548,000 in 2012 and $35,129,000 in 2011. In 2013, Comprehensive Income included: (1) Net Income of $18,594,000 in 2013, which was $4,111,000 lower than in 2012 and $4,774,000 lower than in 2011; (2) Other Comprehensive Loss from unrealized losses on available-for-sale securities, net of deferred income tax, of ($12,572,000) in 2013 as compared to Other Comprehensive Income $777,000 in 2012 and $12,142,000 in 2011; and (3) Other Comprehensive Income from defined benefit plans of $576,000 in 2013 as compared to Other Comprehensive Income of $66,000 in 2012 and Other Comprehensive Loss of $381,000 in 2011.

Fluctuations in the amounts of unrealized gains and losses on the Corporation’s available-for-sale securities in 2011 through 2013 have resulted mainly from changes in interest rates. Increases in intermediate-term and long-term interest rates in 2013 led to a decrease in the aggregate fair value of securities in 2013, after fairly limited changes in rates in 2012 and a decrease in rates in 2011 led to an aggregate increase in fair value of securities in 2011.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through 2013. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Although the Federal Reserve reduced the amount of securities it purchased beginning in late 2013, highly accommodative monetary policy in the form of low short-term interest rates is expected for the foreseeable future.

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

Table XIV, which follows this discussion, is based on the results of calculations performed using the simulation model as of December 31, 2013 and October 31, 2012. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XIV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2013 Data

(In Thousands)		Period Ending December 31, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,993	$23,975	$30,018	-24.4%	25.0%
+300	51,748	18,975	32,773	-17.4%	20.0%
+200	49,496	14,091	35,405	-10.8%	15.0%
+100	47,146	9,552	37,594	-5.3%	10.0%
0	44,821	5,123	39,698	0.0%	0.0%
-100	42,432	4,897	37,535	-5.4%	10.0%
-200	40,747	4,895	35,852	-9.7%	15.0%
-300	40,059	4,895	35,164	-11.4%	20.0%
-400	39,968	4,895	35,073	-11.7%	25.0%

	Market Value of Portfolio Equity at December 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$161,652	-28.5%	50.0%
+300	175,176	-22.6%	45.0%
+200	192,513	-14.9%	35.0%
+100	209,428	-7.4%	25.0%
0	226,204	0.0%	0.0%
-100	230,189	1.8%	25.0%
-200	233,902	3.4%	35.0%
-300	250,451	10.7%	45.0%
-400	282,994	25.1%	50.0%

October 31, 2012 Data
(In Thousands)		Period Ending October 31, 2013

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$60,813	$26,050	$34,763	-18.9%	25.0%
+300	58,329	20,789	37,540	-12.4%	20.0%
+200	55,398	16,004	39,394	-8.1%	15.0%
+100	52,592	11,338	41,254	-3.7%	10.0%
0	49,534	6,673	42,861	0.0%	0.0%
-100	46,881	6,236	40,645	-5.2%	10.0%
-200	46,178	6,233	39,945	-6.8%	15.0%
-300	45,925	6,233	39,692	-7.4%	20.0%
-400	45,800	6,233	39,567	-7.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2012

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$165,826	-21.7%	50.0%
+300	179,904	-15.1%	45.0%
+200	193,117	-8.8%	35.0%
+100	204,290	-3.6%	25.0%
0	211,846	0.0%	0.0%
-100	207,561	-2.0%	25.0%
-200	230,184	8.7%	35.0%
-300	268,229	26.6%	45.0%

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

Equity securities held as of December 31, 2013 and 2012 are presented in Table XV. Table XV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2013.

TABLE XV - EQUITY SECURITIES RISK

(In Thousands)

	Dec. 31,	Dec. 31,
	2013	2012
Cost	$6,038	$5,912
Fair Value	8,924	8,373
Hypothetical 10% Decline In Market Value	(892)	(837)
Hypothetical 20% Decline In Market Value	(1,785)	(1,675)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)	December 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks:
Noninterest-bearing	$15,917	$21,356
Interest-bearing	28,702	38,480
Total cash and due from banks	44,619	59,836
Available-for-sale securities, at fair value	482,658	472,577
Loans held for sale	54	2,545

Loans receivable	644,303	683,910
Allowance for loan losses	(8,663)	(6,857)
Loans, net	635,640	677,053
Bank-owned life insurance	21,743	21,344
Accrued interest receivable	4,146	4,281
Bank premises and equipment, net	17,430	18,707
Foreclosed assets held for sale	892	879
Deferred tax asset, net	6,344	1,725
Intangible asset - Core deposit intangibles	87	138
Intangible asset - Goodwill	11,942	11,942
Other assets	12,140	15,880
TOTAL ASSETS	$1,237,695	$1,286,907

LIABILITIES
Deposits:
Noninterest-bearing	$191,245	$189,941
Interest-bearing	763,271	816,165
Total deposits	954,516	1,006,106
Short-term borrowings	23,385	5,567
Long-term borrowings	73,338	83,812
Accrued interest and other liabilities	6,984	8,636
TOTAL LIABILITIES	1,058,223	1,104,121

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference
per share; no shares issued at December 31, 2013 and December 31, 2012	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2013 and
2012; issued 12,596,540 at December 31, 2013 and 12,525,411 at December 31, 2012	12,596	12,525
Paid-in capital	70,105	68,622
Retained earnings	101,216	94,839
Treasury stock, at cost; 206,477 shares at December 31, 2013
and 251,376 shares at December 31, 2012	(3,452)	(4,203)
Sub-total	180,465	171,783
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(1,004)	11,568
Defined benefit plans gain (loss)	11	(565)
Total accumulated other comprehensive (loss) income	(993)	11,003
TOTAL STOCKHOLDERS' EQUITY	179,472	182,786
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,237,695	$1,286,907

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	Years Ended December 31,
(In Thousands Except Per Share Data)	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$35,484	$40,453	$43,178
Interest on balances with depository institutions	105	114	73
Interest on loans to political subdivisions	1,381	1,539	1,499
Interest on mortgages held for sale	54	107	53
Income from available-for-sale securities:
Taxable	6,810	9,029	11,036
Tax-exempt	4,785	5,085	5,156
Dividends	295	305	261
Total interest and dividend income	48,914	56,632	61,256
INTEREST EXPENSE
Interest on deposits	2,703	4,807	8,112
Interest on short-term borrowings	9	10	23
Interest on long-term borrowings	3,053	4,214	5,421
Total interest expense	5,765	9,031	13,556
Net interest income	43,149	47,601	47,700
Provision (credit) for loan losses	2,047	288	(285)
Net interest income after provision (credit) for loan losses	41,102	47,313	47,985
OTHER INCOME
Service charges on deposit accounts	4,966	5,036	4,773
Service charges and fees	877	929	849
Trust and financial management revenue	4,087	3,847	3,472
Interchange revenue from debit card transactions	1,941	1,938	1,922
Net gains from sale of loans	2,191	1,925	1,107
Increase in cash surrender value of life insurance	399	455	509
Insurance commissions, fees and premiums	170	221	257
Impairment loss on limited partnership investment	0	0	(948)
Other operating income	1,820	2,032	1,956
Sub-total	16,451	16,383	13,897
Total other-than-temporary impairment losses on available-for-sale securities	(25)	(67)	0
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0	0
Net impairment losses recognized in earnings	(25)	(67)	0
Realized gains on available-for-sale securities, net	1,743	2,749	2,216
Net realized gains recognized in earnings on available-for-sale securities	1,718	2,682	2,216
Total other income	18,169	19,065	16,113
OTHER EXPENSES
Salaries and wages	14,206	14,370	13,866
Pensions and other employee benefits	4,150	4,497	4,407
Occupancy expense, net	2,473	2,476	2,638
Furniture and equipment expense	1,948	1,887	1,932
FDIC Assessments	604	633	832
Pennsylvania shares tax	1,402	1,312	1,306
Professional fees	1,534	486	455
Automated teller machine and interchange expense	1,020	1,136	1,026
Software subscriptions	836	890	703
Loss on prepayment of debt	1,023	2,333	0
Other operating expense	5,298	5,227	4,851
Total other expenses	34,494	35,247	32,016
Income before income tax provision	24,777	31,131	32,082
Income tax provision	6,183	8,426	8,714
NET INCOME	$18,594	$22,705	$23,368
NET INCOME PER SHARE - BASIC	$1.51	$1.86	$1.92
NET INCOME PER SHARE - DILUTED	$1.50	$1.85	$1.92

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)	Years Ended December 31,
	2013	2012	2011
Net income	$18,594	$22,705	$23,368

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(17,623)	4,128	20,611
Reclassification adjustment for gains realized in income	(1,718)	(2,682)	(2,216)
Other comprehensive (loss) gain on available-for-sale securities	(19,341)	1,446	18,395

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in
accumulated other comprehensive gain (loss)	885	8	(626)
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	2	77	55
Other comprehensive gain (loss) on unfunded retirement obligations	887	85	(571)

Other comprehensive (loss) income before income tax	(18,454)	1,531	17,824
Income tax related to other comprehensive loss (income)	6,458	(688)	(6,063)

Net other comprehensive (loss) income	(11,996)	843	11,761

Comprehensive income	$6,598	$23,548	$35,129

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in

Stockholders' Equity

(In Thousands Except Share and Per

Share Data)						Accumulated
						Other
						Comprehensive
	Common	Treasury	Common	Paid-in	Retained	Income	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance, January 1, 2011	12,408,212	254,614	$12,408	$66,648	$65,920	($1,601)	($4,431)	$138,944
Net income					23,368			23,368
Other comprehensive income, net						11,761		11,761
Cash dividends declared on common
stock, $.58 per share					(7,052)			(7,052)
Treasury stock purchased		70,849					(1,022)	(1,022)
Shares issued for dividend reinvestment plan	52,708		53	772				825
Shares issued from treasury related to
Exercise of stock options		(4,856)		(11)			82	71
Restricted stock granted		(15,622)		(272)			272	0
Forfeiture of restricted stock		406		7			(7)	0
Stock-based compensation expense				423				423
Tax effect of stock option exercises				1				1
Tax benefit from employee benefit plan					66			66
Balance, December 31, 2011	12,460,920	305,391	12,461	67,568	82,302	10,160	(5,106)	167,385
Net income					22,705			22,705
Other comprehensive income, net						843		843
Cash dividends declared on common
stock, $.84 per share					(10,272)			(10,272)
Shares issued for dividend reinvestment plan	64,491		64	1,147				1,211
Shares issued from treasury related to
exercise of stock options		(15,023)		(22)			251	229
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		3,560		59			(59)	0
Stock-based compensation expense				567				567
Tax effect of stock option exercises				14				14
Tax benefit from employee benefit plan					104			104
Balance, December 31, 2012	12,525,411	251,376	12,525	68,622	94,839	11,003	(4,203)	182,786
Net income					18,594			18,594
Other comprehensive loss, net						(11,996)		(11,996)
Cash dividends declared on common
stock, $1.00 per share					(12,343)			(12,343)
Shares issued for dividend reinvestment plan	71,129		71	1,356				1,427
Shares issued from treasury related to
exercise of stock options		(10,656)		5			179	184
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		3,643		61			(61)	0
Stock-based compensation expense				696				696
Tax effect of stock option exercises				(2)				(2)
Tax benefit from employee benefit plan					126			126
Balance, December 31, 2013	12,596,540	206,477	$12,596	$70,105	$101,216	($993)	($3,452)	$179,472

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,594	$22,705	$23,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	2,047	288	(285)
Realized gains on available-for-sale securities, net	(1,718)	(2,682)	(2,216)
Loss on prepayment of debt	1,023	2,333	0
Loss (gain) on disposition of premises and equipment	16	(270)	(324)
Loss (gain) on sale of foreclosed assets, net	71	66	(41)
Depreciation expense	2,020	1,939	2,077
Accretion and amortization on securities, net	1,836	1,581	1,317
Accretion and amortization on loans, deposits and borrowings, net	(32)	(49)	(35)
Amortization of mortgage servicing rights	155	97	68
Impairment loss on limited partnership interest	0	0	948
Increase in cash surrender value of life insurance	(399)	(455)	(509)
Stock-based compensation	696	567	423
Amortization of core deposit intangibles	51	74	114
Deferred income taxes	1,839	3,760	3,818
Gains on sales of mortgage loans, net	(2,191)	(1,925)	(1,107)
Origination of mortgage loans for sale	(58,427)	(62,829)	(26,610)
Proceeds from sales of mortgage loans	62,436	62,821	31,786
Decrease (increase) in accrued interest receivable and other assets	3,234	(1,043)	3,580
(Decrease) increase in accrued interest payable and other liabilities	(679)	674	1,092
Net Cash Provided by Operating Activities	30,572	27,652	37,464
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	480	0	0
Purchase of certificates of deposit	(1,688)	(1,060)	(3,760)
Proceeds from sales of available-for-sale securities	25,500	24,228	25,471
Proceeds from calls and maturities of available-for-sale securities	97,123	114,247	108,138
Purchase of available-for-sale securities	(152,163)	(126,820)	(152,044)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,680	1,931	1,513
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,624)	0	0
Net decrease in loans	39,059	22,320	19,264
Proceeds from bank-owned life insurance	0	0	1,442
Purchase of premises and equipment	(801)	(1,622)	(998)
Proceeds from disposition of premises and equipment	42	456	3,060
Purchase of investment in limited liability entity	(147)	(538)	(397)
Return of principal on limited liability entity investments	164	114	116
Proceeds from sale of foreclosed assets	255	1,380	1,112
Net Cash Provided by Investing Activities	8,880	34,636	2,917
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(51,590)	(12,106)	13,839
Net increase (decrease) in short-term borrowings	17,818	617	(13,463)
Repayments of long-term borrowings	(11,497)	(43,884)	(23,132)
Purchase of treasury stock	0	0	(1,022)
Sale of treasury stock	184	229	71
Tax benefit from compensation plans	124	118	67
Common dividends paid	(10,916)	(9,061)	(6,227)
Net Cash Used in Financing Activities	(55,877)	(64,087)	(29,867)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,425)	(1,799)	10,514
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,016	56,815	46,301
CASH AND CASH EQUIVALENTS, END OF YEAR	$38,591	$55,016	$56,815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$339	$1,004	$1,769
Interest paid	$5,782	$9,246	$13,609
Income taxes paid	$4,213	$4,250	$3,616

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2013 and 2012, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

The general component covers pools of loans by loan class including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans for each loan segment are evaluated for loss exposure based upon average historical net charge-off rates (currently thirty-six months), adjusted for qualitative factors. Qualitative risk factors (described in the following paragraph) are evaluated for the impact on each of the three distinct segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. Any adjustments to the factors are supported by a narrative documentation of changes in conditions accompanying the allowance for loan loss calculation.

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 71% at December 31, 2013) are secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

INTEREST COSTS - The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. The amount of capitalized interest in 2013, 2012, and 2011 was not significant.

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

SERVICING RIGHTS - The estimated fair value of servicing rights related to mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. The valuation of servicing rights is adjusted quarterly, with changes in fair value included in Other Operating Income in the consolidated statements of operations. Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. The servicing rights asset is included in Other Assets in the consolidated balance sheet, with a balance equal to fair value of $1,123,000 at December 31, 2013 and $605,000 at December 31, 2012.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases given the provisions of the enacted tax laws. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based upon available evidence. Tax benefits from investments in limited partnerships that have qualified for federal low-income tax credits are recognized as a reduction in the provision for income tax over the term of the investment using the effective yield method. The Corporation includes income tax penalties in the provision for income tax. The Corporation has no accrued interest related to unrecognized tax benefits.

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

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this standard clarify that the scope of ASU 2011-11 applies to (among other types of instruments) repurchase agreements that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on the entity’s financial position. The Corporation has two types of repurchase agreements that have been recognized as borrowings in the consolidated financial statements: (1) overnight repurchase agreements with customers, and (2) repurchase agreements with a broker-dealer. The Corporation does not offset assets and liabilities related to either of these types of repurchase agreement. The overnight repurchase agreements with customers are not subject to a master netting arrangement or similar arrangement, and accordingly, the disclosure requirements of ASU 2011-11 do not apply. As disclosed in Note 12 to these consolidated financial statements, the Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and therefore, no netting has occurred.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this standard require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, this standard requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required by U.S. GAAP to be reclassified in their entirety to net income, an entity will be required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. As required, the Corporation has implemented the amendments in this ASU prospectively in Note 3 to these consolidated financial statements.

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

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Business Entity. The amendment in this Update provides a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements and does not have an effective date. The amendment specifies the following: (1) an entity that is required by the Securities and Exchange Commission (SEC) to file or furnish financial statements with the SEC, or does file or furnish financial statements with the SEC, is considered a public entity, (2) a consolidated subsidiary of a public company is not considered a public business entity for purposes of its standalone financial statements other than those included in an SEC filing by its parent or by other registrants or those that are issuers and are required to file or furnish financial statements with the SEC, and (3) a business entity that has securities that are not subject to contractual restrictions on transfer and that is by law, contract or regulation required to prepare U.S. GAAP financial statements (including footnotes) and make them publicly available on a periodic basis is considered a public business entity. Based on this definition, Citizens & Northern Corporation is considered a public business entity, while the individual subsidiaries are not considered to be public business entities for purposes of their standalone financial statements.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This Update provides guidance on accounting for investments in flow-through limited liability entities that qualify for the federal low-income housing tax credit. Currently, under U.S. GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if certain conditions are met, or alternatively, the investment would be accounted for under either the equity method or the cost method. Generally, investors in qualified affordable housing project investments expect to receive all of their return through the receipt of tax credits and tax deductions from operating losses, and use of the effective yield method results in recognition of the return as a reduction of income tax expense over the period of the investment. The amendments in this Update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for investments in qualified affordable housing projects. Additionally, the amendments introduce new recurring disclosure requirements about investments in qualified affordable housing projects. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2015, and are to be applied retrospectively. Information concerning the Corporation’s investments in qualified affordable housing projects is provided in Note 14 to these consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of the amendments in this Update is to reduce diversity among reporting entities by clarifying when an in substance foreclosure occurs. The amendments in this Update clarify that an in substance foreclosure occurs, and a creditor is considered to have received physical possession of residential real property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to the requirements of the applicable jurisdiction. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity would record a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. For prospective transition, an entity would apply the amendments to all instances of an entity receiving physical possession of residential real estate property collateralizing consumer mortgage loans that occur after the date of adoption. Early adoption is permitted. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2015, and the Corporation is in the process of determining how it will apply the amendments to its accounting and reporting practices.

3. COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
2013
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($17,623)	$6,168	($11,455)
Reclassification adjustment for (gains) realized in income	(1,718)	601	(1,117)
Other comprehensive loss on available-for-sale securities	(19,341)	6,769	(12,572)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	885	(310)	575
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	2	(1)	1
Other comprehensive gain on unfunded retirement obligations	887	(311)	576
Total other comprehensive loss	($18,454)	$6,458	($11,996)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2012
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$4,128	($1,608)	$2,520
Reclassification adjustment for (gains) realized in income	(2,682)	939	(1,743)
Other comprehensive gain on available-for-sale securities	1,446	(669)	777

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	8	(2)	6
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	77	(17)	60
Other comprehensive gain on unfunded retirement obligations	85	(19)	66
Total other comprehensive income	$1,531	($688)	$843

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
2011
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$20,611	($7,006)	$13,605
Reclassification adjustment for (gains) realized in income	(2,216)	753	(1,463)
Other comprehensive gain on available-for-sale securities	18,395	(6,253)	12,142

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	(626)	208	(418)
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	55	(18)	37
Other comprehensive loss on unfunded retirement obligations	(571)	190	(381)
Total other comprehensive income	$17,824	($6,063)	$11,761

Changes in the components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income (Loss)
2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive (loss) income before reclassifications	(11,455)	575	(10,880)
Amounts reclassified from accumulated other
comprehensive loss	(1,117)	1	(1,116)
Other comprehensive (loss)	(12,572)	576	(11,996)
Balance, end of period	($1,004)	$11	($993)

2012
Balance, beginning of period	$10,791	($631)	$10,160
Other comprehensive income before reclassifications	2,520	6	2,526
Amounts reclassified from accumulated other
comprehensive income	(1,743)	60	(1,683)
Other comprehensive income	777	66	843
Balance, end of period	$11,568	($565)	$11,003

2011
Balance, beginning of period	($1,351)	($250)	($1,601)
Other comprehensive loss before reclassifications	13,605	(418)	13,187
Amounts reclassified from accumulated other
comprehensive income	(1,463)	37	(1,426)
Other comprehensive income	12,142	(381)	11,761
Balance, end of period	$10,791	($631)	$10,160

Items reclassified out of each component of other comprehensive income are as follows:

For the Year Ended December 31, 2013

(In Thousands)

Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive (Loss) Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,743)	Realized gains on available-for-sale securities, net
	(1,718)	Total before tax
	601	Income tax provision
	(1,117)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	33	Pensions and other employee benefits
	2	Total before tax
	(1)	Income tax provision
	1	Net of tax

Total reclassifications for the period	($1,116)

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2013
Earnings per share – basic	$18,594,000	12,352,383	$1.51
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		250,236
Hypothetical share repurchase at $19.86		(219,829)
Earnings per share – diluted	$18,594,000	12,382,790	$1.50

2012
Earnings per share – basic	$22,705,000	12,235,748	$1.86
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		200,589
Hypothetical share repurchase at $19.16		(176,129)
Earnings per share – diluted	$22,705,000	12,260,208	$1.85

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2011
Earnings per share – basic	$23,368,000	12,162,045	$1.92
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		92,398
Hypothetical share repurchase at $ 15.87		(87,675)
Earnings per share – diluted	$23,368,000	12,166,768	$1.92

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 88,521 shares in 2013, 145,333 shares in 2012 and 223,333 shares in 2011.

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2013 and 2012 include the following:

(In thousands)	Dec. 31,	Dec. 31,
	2013	2012
Cash and cash equivalents	$38,591	$55,016
Certificates of deposit	6,028	4,820
Total cash and due from banks	$44,619	$59,836

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $15,318,000 at December 31, 2013 and $14,128,000 at December 31, 2012.

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

At December 31, 2013 and 2012, assets measured at fair value and the valuation methods used are as follows:

		December 31, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$45,877	$0	$45,877
Obligations of states and political subdivisions:
Tax-exempt	0	128,426	0	128,426
Taxable	0	34,471	0	34,471
Mortgage-backed securities	0	86,208	0	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	178,092	0	178,092
Collateralized debt obligations	0	660	0	660
Total debt securities	0	473,734	0	473,734
Marketable equity securities	8,924	0	0	8,924
Total available-for-sale securities	8,924	473,734	0	482,658
Servicing rights	0	0	1,123	1,123
Total recurring fair value measurements	$8,924	$473,734	$1,123	$483,781

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$9,889	$9,889
Valuation allowance	0	0	(2,333)	(2,333)
Impaired loans, net	0	0	7,556	7,556
Foreclosed assets held for sale	0	0	892	892
Total nonrecurring fair value measurements	$0	$0	$8,448	$8,448

		December 31, 2012
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$31,217	$0	$31,217
Obligations of states and political subdivisions:
Tax-exempt	0	137,020	0	137,020
Taxable	0	24,817	0	24,817
Mortgage-backed securities	0	80,196	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	183,510	0	183,510
Trust preferred securities issued by individual institutions	0	5,171	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	1,613	1,613
Other collateralized debt obligations	0	660	0	660
Total debt securities	0	462,591	1,613	464,204
Marketable equity securities	8,373	0	0	8,373
Total available-for-sale securities	8,373	462,591	1,613	472,577
Servicing rights	0	0	605	605
Total recurring fair value measurements	$8,373	$462,591	$2,218	$473,182

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$2,710	$2,710
Valuation allowance	0	0	(623)	(623)
Impaired loans, net	0	0	2,087	2,087
Foreclosed assets held for sale	0	0	879	879
Total nonrecurring fair value measurements	$0	$0	$2,966	$2,966

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2013 and 2012 for assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/13	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/13
Servicing rights	$1,123	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	152.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/12	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/12
Pooled trust preferred securities - senior tranches	$1,613	Discounted cash flow	Issuer defaults	50.26%	Actual deferrals and defaults as % of outstanding collateral
				19.73%	Expected additional net deferrals and defaults as % of performing collateral
			Issuer prepayments	41.24%	Expected issuer prepayments as % of performing collateral
			Discount rate	11.70%	Implied 7.57% discount rate at 12/31/07 plus 4.13% spread for credit and liquidity risk
Servicing rights	605	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	288.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				5.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Year Ended December 31, 2013
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	673	673
Accretion and amortization, net	(2)	0	0	(2)
Proceeds from sales and calls	(1,636)	(571)	0	(2,207)
Realized gains, net	23	571	0	594
Unrealized losses included in earnings	0	0	(155)	(155)
Unrealized gains (losses) included in
other comprehensive income	2	0	0	2
Balance, end of period	$0	$0	$1,123	$1,123

	Year Ended December 31, 2012
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	327	327
Accretion and amortization, net	(8)	0	0	(8)
Proceeds from sales and calls	(3,429)	(1,835)	0	(5,264)
Realized gains, net	56	1,835	0	1,891
Unrealized losses included in earnings	0	0	(97)	(97)
Unrealized gains (losses) included in
other comprehensive income	356	(730)	0	(374)
Balance, end of period	$1,613	$0	$605	$2,218

	Year Ended December 31, 2011
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$7,400	$0	$204	$7,604
Issuances of servicing rights	0	0	239	239
Accretion and amortization, net	(41)	0	0	(41)
Proceeds from sales and calls	(5,001)	(98)	0	(5,099)
Realized gains, net	81	98	0	179
Unrealized losses included in earnings	0	0	(68)	(68)
Unrealized gains included in
other comprehensive income	2,199	730	0	2,929
Balance, end of period	$4,638	$730	$375	$5,743

No other-than-temporary impairment losses on securities valued using Level 3 methodologies were recorded in 2013, 2012 or 2011.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable at December 31, 2013 and 2012. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	December 31, 2013		December 31, 2012
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$38,591	$38,591	$55,016	$55,016
Certificates of deposit	Level 2	6,028	6,057	4,860	4,860
Available-for-sale securities	See Above	482,658	482,658	472,577	472,577
Restricted equity securities (included in Other Assets)	Level 2	3,786	3,786	4,842	4,842
Loans held for sale	Level 1	54	54	2,545	2,545
Loans, net	Level 3	635,640	634,937	677,053	693,047
Accrued interest receivable	Level 1	4,146	4,146	4,281	4,281
Servicing rights	Level 3	1,123	1,123	605	605

Financial liabilities:
Deposits with no stated maturity	Level 1	693,479	693,479	693,687	693,687
Time deposits	Level 3	261,037	262,376	312,419	315,005
Short-term borrowings	Level 3	23,385	23,356	5,567	5,527
Long-term borrowings	Level 3	73,338	79,400	83,812	96,032
Accrued interest payable	Level 1	120	120	137	137

7. SECURITIES

Amortized cost and fair value of available-for-sale securities at December 31, 2013 and 2012 are summarized as follows:

		December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$47,382	$282	($1,787)	$45,877
Obligations of states and political subdivisions:
Tax-exempt	127,748	2,766	(2,088)	128,426
Taxable	35,154	206	(889)	34,471
Mortgage-backed securities	84,849	1,819	(460)	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	182,372	761	(5,041)	178,092
Collateralized debt obligations:	660	0	0	660
Total debt securities	478,165	5,834	(10,265)	473,734
Marketable equity securities	6,038	2,886	0	8,924
Total	$484,203	$8,720	($10,265)	$482,658

		December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$30,695	$572	($50)	$31,217
Obligations of states and political subdivisions:
Tax-exempt	130,168	7,030	(178)	137,020
Taxable	24,426	462	(71)	24,817
Mortgage-backed securities	76,368	3,828	0	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	179,770	3,887	(147)	183,510
Trust preferred securities issued by individual institutions	5,167	4	0	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	1,615	0	(2)	1,613
Other collateralized debt obligations	660	0	0	660
Total debt securities	448,869	15,783	(448)	464,204
Marketable equity securities	5,912	2,500	(39)	8,373
Total	$454,781	$18,283	($487)	$472,577

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012:

December 31, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$22,489	($1,337)	$4,598	($450)	$27,087	($1,787)
Obligations of states and political subdivisions:
Tax-exempt	44,285	(1,425)	5,808	(663)	50,093	(2,088)
Taxable	20,873	(766)	2,378	(123)	23,251	(889)
Mortgage-backed securities	34,377	(460)	0	0	34,377	(460)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	113,204	(4,608)	7,399	(433)	120,603	(5,041)
Total temporarily impaired available-for-sale securities	$235,228	($8,596)	$20,183	($1,669)	$255,411	($10,265)

December 31, 2012	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$10,006	($50)	$0	$0	$10,006	($50)
Obligations of states and political subdivisions:
Tax-exempt	7,082	(92)	3,285	(86)	10,367	(178)
Taxable	4,149	(71)	0	0	4,149	(71)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	16,755	(146)	454	(1)	17,209	(147)
Collateralized debt obligations,
Pooled trust preferred securities - senior tranches	0	0	1,613	(2)	1,613	(2)
Total debt securities	37,992	(359)	5,352	(89)	43,344	(448)
Marketable equity securities	95	(6)	67	(33)	162	(39)
Total temporarily impaired available-for-sale securities	$38,087	($365)	$5,419	($122)	$43,506	($487)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)
	2013	2012	2011
Gross realized gains from sales	$1,918	$2,798	$2,226
Gross realized losses from sales	(175)	(49)	(10)
Losses from OTTI Impairment	(25)	(67)	0
Net realized gains	$1,718	$2,682	$2,216
Income tax provision related to net realized gains	$601	$939	$753

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2013. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$25,738	$25,925
Due from one year through five years	48,781	49,064
Due from five years through ten years	75,719	73,454
Due after ten years	60,705	60,990
Subtotal	210,943	209,433
Mortgage-backed securities	84,849	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	182,373	178,093
Total	$478,165	$473,734

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

Investment securities carried at $323,613,000 at December 31, 2013 and $293,310,000 at December 31, 2012 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)
	2013	2012	2011
Marketable equity securities (bank stocks)	($25)	($67)	$0

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2013 is provided below.

Debt Securities

At December 31, 2013, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at December 31, 2013 to be temporary.

At December 31, 2013, the total amortized cost basis of municipal bonds with no external credit ratings was $20,303,000, with an aggregate unrealized loss of $789,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. Most of the bonds for which credit rating agencies have withdrawn their ratings were insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds. In the third quarter 2013, a credit rating agency withdrew its ratings on several bonds due to changes in its rating methodology related to credit enhancement programs provided by issuers’ state governments. However, the credit enhancement remains in effect on the bonds. None of the unrated municipal bonds has failed to make a scheduled payment.

The Corporation recognized OTTI charges in 2009 and 2010 related to its holding of a trust preferred security issued by Carolina First Mortgage Loan Trust, a subsidiary of The South Financial Group, Inc. In the fourth quarter 2010, The Toronto-Dominion Bank acquired The South Financial Group, Inc. After the acquisition, The Toronto-Dominion Bank made a payment for the full amount of previously deferred interest and resumed quarterly payments on the security. The Corporation recognized a material change in the expected cash flows in the fourth quarter 2010 and began recording accretion income (included in interest income) to offset the previous OTTI charges as an adjustment to the security’s yield over its remaining life. The security had a face amount of $2,000,000 and matured in May 2012. Because the security matured, the Corporation recorded no accretion income in 2013. The Corporation recorded accretion income totaling $855,000 in 2012 and $825,000 in 2011.

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

Equity Securities

The Corporation’s marketable equity securities at December 31, 2013 and 2012 consisted exclusively of stocks of banking companies. In 2013, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $25,000. In 2012, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $67,000. The Corporation recognized no other-than-temporary impairment losses related to bank stocks in 2011. Management’s decisions to recognize other-than-temporary impairment losses followed evaluations of the issuers’ published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized impairment losses to write each stock down to the most recent trade price at the end of the quarter in which each loss was recognized. At December 31, 2013, none of the Corporation’s bank stock holdings were impaired.

Realized gains from sales of bank stocks totaled $1,018,000 in 2013, $538,000 in 2012 and $91,000 in 2011.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $3,656,000 at December 31, 2013 and $4,712,000 at December 31, 2012. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2013 and December 31, 2012. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Loans outstanding at December 31, 2013 and 2012 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Dec. 31,	Dec. 31,
	2013	2012
Residential mortgage:
Residential mortgage loans - first liens	$299,831	$311,627
Residential mortgage loans - junior liens	23,040	26,748
Home equity lines of credit	34,530	33,017
1-4 Family residential construction	13,909	12,842
Total residential mortgage	371,310	384,234
Commercial:
Commercial loans secured by real estate	147,215	158,413
Commercial and industrial	42,387	48,442
Political subdivisions	16,291	31,789
Commercial construction and land	17,003	28,200
Loans secured by farmland	10,468	11,403
Multi-family (5 or more) residential	10,985	6,745
Agricultural loans	3,251	3,053
Other commercial loans	14,631	362
Total commercial	262,231	288,407
Consumer	10,762	11,269
Total	644,303	683,910
Less: allowance for loan losses	(8,663)	(6,857)
Loans, net	$635,640	$677,053

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that make up the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2013.

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

Year Ended December 31, 2013	Dec. 31,				Dec. 31,
(In Thousands)	2012 Balance	Charge-offs	Recoveries	Provision (Credit)	2013 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($84)	$24	$415	$2,974
Residential mortgage loans - junior liens	247	0	0	47	294
Home equity lines of credit	255	0	0	14	269
1-4 Family residential construction	96	(11)	0	83	168
Total residential mortgage	3,217	(95)	24	559	3,705
Commercial:
Commercial loans secured by real estate	1,930	(169)	344	1,018	3,123
Commercial and industrial	581	(286)	4	292	591
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	(4)	0	37	267
Loans secured by farmland	129	0	0	(14)	115
Multi-family (5 or more) residential	67	0	0	36	103
Agricultural loans	27	0	0	3	30
Other commercial loans	3	0	0	135	138
Total commercial	2,971	(459)	348	1,507	4,367
Consumer	228	(117)	58	24	193
Unallocated	441	0	0	(43)	398

Total Allowance for Loan Losses	$6,857	($671)	$430	$2,047	$8,663

Year Ended December 31, 2012	Dec. 31,				Dec. 31,
(In Thousands)	2011 Balance	Charge-offs	Recoveries	Provision (Credit)	2012 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	($543)	$18	$118	$2,619
Residential mortgage loans - junior liens	266	(9)	0	(10)	247
Home equity lines of credit	231	0	0	24	255
1-4 Family residential construction	79	0	0	17	96
Total residential mortgage	3,602	(552)	18	149	3,217
Commercial:
Commercial loans secured by real estate	2,004	0	1	(75)	1,930
Commercial and industrial	946	(57)	7	(315)	581
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(441)	0	408	234
Loans secured by farmland	126	0	0	3	129
Multi-family (5 or more) residential	66	0	0	1	67
Agricultural loans	27	0	0	0	27
Other commercial loans	5	0	0	(2)	3
Total commercial	3,441	(498)	8	20	2,971
Consumer	228	(171)	59	112	228
Unallocated	434	0	0	7	441

Total Allowance for Loan Losses	$7,705	($1,221)	$85	$288	$6,857

	December 31,				December 31,
(In Thousands)	2010 Balance	Charge-offs	Recoveries	Provision (Credit)	2011 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,745	($49)	$0	$330	$3,026
Residential mortgage loans - junior liens	334	(51)	3	(20)	266
Home equity lines of credit	218	0	0	13	231
1-4 Family residential construction	208	0	0	(129)	79
Total residential mortgage	3,505	(100)	3	194	3,602
Commercial:
Commercial loans secured by real estate	3,314	(973)	1	(338)	2,004
Commercial and industrial	862	(216)	254	46	946
Political subdivisions	0	0	0	0	0
Commercial construction and land	590	0	0	(323)	267
Loans secured by farmland	139	0	0	(13)	126
Multi-family (5 or more) residential	63	0	0	3	66
Agricultural loans	32	0	0	(5)	27
Other commercial loans	0	0	0	5	5
Total commercial	5,000	(1,189)	255	(625)	3,441
Consumer	289	(157)	71	25	228
Unallocated	313	0	0	121	434

Total Allowance for Loan Losses	$9,107	($1,446)	$329	($285)	$7,705

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2013 and 2012:

December 31, 2013:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$286,144	$1,876	$11,629	$182	$299,831
Residential mortgage loans - junior liens	21,694	351	995	0	23,040
Home equity lines of credit	33,821	295	414	0	34,530
1-4 Family residential construction	13,837	0	72	0	13,909
Total residential mortgage	355,496	2,522	13,110	182	371,310
Commercial:
Commercial loans secured by real estate	129,834	5,866	11,368	147	147,215
Commercial and Industrial	32,317	6,697	3,138	235	42,387
Political subdivisions	16,291	0	0	0	16,291
Commercial construction and land	13,792	427	2,036	748	17,003
Loans secured by farmland	8,279	758	1,402	29	10,468
Multi-family (5 or more) residential	10,665	316	4	0	10,985
Agricultural loans	3,169	34	48	0	3,251
Other commercial loans	14,532	99	0	0	14,631
Total Commercial	228,879	14,197	17,996	1,159	262,231
Consumer	10,587	6	169	0	10,762

Totals	$594,962	$16,725	$31,275	$1,341	$644,303

December 31, 2012:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential mortgage:
Residential mortgage loans - first liens	$295,929	$3,633	$11,872	$193	$311,627
Residential mortgage loans - junior liens	25,394	420	934	0	26,748
Home equity lines of credit	32,374	130	513	0	33,017
1-4 Family residential construction	12,759	0	83	0	12,842
Total residential mortgage	366,456	4,183	13,402	193	384,234
Commercial:
Commercial loans secured by real estate	146,381	6,994	5,038	0	158,413
Commercial and Industrial	41,237	3,030	3,810	365	48,442
Political subdivisions	31,679	110	0	0	31,789
Commercial construction and land	26,744	231	477	748	28,200
Loans secured by farmland	9,102	751	1,517	33	11,403
Multi-family (5 or more) residential	6,394	342	9	0	6,745
Agricultural loans	2,963	28	62	0	3,053
Other commercial loans	362	0	0	0	362
Total Commercial	264,862	11,486	10,913	1,146	288,407
Consumer	11,053	12	203	1	11,269

Totals	$642,371	$15,681	$24,518	$1,340	$683,910

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of December 31, 2013 and 2012.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2013 and 2012:

December 31, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,727	$297,104	$299,831	$449	$2,525	$2,974
Residential mortgage loans - junior liens	183	22,857	23,040	100	194	294
Home equity lines of credit	0	34,530	34,530	0	269	269
1-4 Family residential construction	0	13,909	13,909	0	168	168
Total residential mortgage	2,910	368,400	371,310	549	3,156	3,705
Commercial:
Commercial loans secured by real estate	7,988	139,227	147,215	1,577	1,546	3,123
Commercial and industrial	1,276	41,111	42,387	106	485	591
Political subdivisions	0	16,291	16,291	0	0	0
Commercial construction and land	2,776	14,227	17,003	72	195	267
Loans secured by farmland	1,318	9,150	10,468	29	86	115
Multi-family (5 or more) residential	0	10,985	10,985	0	103	103
Agricultural loans	48	3,203	3,251	0	30	30
Other commercial loans	0	14,631	14,631	0	138	138
Total commercial	13,406	248,825	262,231	1,784	2,583	4,367
Consumer	5	10,757	10,762	0	193	193
Unallocated						398

Total	$16,321	$627,982	$644,303	$2,333	$5,932	$8,663

December 31, 2012	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,341	$309,286	$311,627	$206	$2,413	$2,619
Residential mortgage loans - junior liens	158	26,590	26,748	0	247	247
Home equity lines of credit	0	33,017	33,017	0	255	255
1-4 Family residential construction	0	12,842	12,842	0	96	96
Total residential mortgage	2,499	381,735	384,234	206	3,011	3,217
Commercial:
Commercial loans secured by real estate	1,938	156,475	158,413	146	1,784	1,930
Commercial and industrial	939	47,503	48,442	197	384	581
Political subdivisions	0	31,789	31,789	0	0	0
Commercial construction and land	1,034	27,166	28,200	0	234	234
Loans secured by farmland	923	10,480	11,403	34	95	129
Multi-family (5 or more) residential	9	6,736	6,745	0	67	67
Agricultural loans	40	3,013	3,053	0	27	27
Other commercial loans	0	362	362	0	3	3
Total commercial	4,883	283,524	288,407	377	2,594	2,971
Consumer	47	11,222	11,269	40	188	228
Unallocated						441

Total	$7,429	$676,481	$683,910	$623	$5,793	$6,857

Summary information related to impaired loans as of December 31, 2013 and 2012 is as follows:

(In Thousands)	2013	2012
Impaired loans with a valuation allowance	$9,889	$2,710
Impaired loans without a valuation allowance	6,432	4,719
Total impaired loans	$16,321	$7,429

Valuation allowance related to impaired loans	$2,333	$623

Additional summary information related to impaired loans for 2013, 2012 and 2011 is as follows:

(In Thousands)	2013	2012	2011
Average investment in impaired loans	$9,690	$7,209	$7,455
Interest income recognized on impaired loans	$426	$278	$245
Interest income recognized on a cash basis on impaired loans	$426	$278	$245

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	December 31, 2013		December 31, 2012
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$2,016	$3,533	$1,900	$3,064
Residential mortgage loans - junior liens	187	110	29	111
Home equity lines of credit	87	62	40	200
1-4 Family residential construction	0	72	0	0
Total residential mortgage	2,290	3,777	1,969	3,375
Commercial:
Commercial loans secured by real estate	744	7,096	120	1,338
Commercial and industrial	17	434	68	761
Commercial construction and land	5	2,663	149	887
Loans secured by farmland	0	902	0	923
Agricultural loans	0	35	0	40
Total commercial	766	11,130	337	3,949
Consumer	75	27	5	29

Totals	$3,131	$14,934	$2,311	$7,353

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are considered past due ninety days or more, or nonaccrual.

The tables below present a summary of the contractual aging of loans as of December 31, 2013 and 2012:

	As of December 31, 2013				As of December 31, 2012
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$289,483	$6,776	$3,572	$299,831	$302,373	$6,228	$3,026	$311,627
Residential mortgage loans - junior liens	22,247	506	287	23,040	26,247	371	130	26,748
Home equity lines of credit	34,263	118	149	34,530	32,593	184	240	33,017
1-4 Family residential construction	13,837	0	72	13,909	12,627	215	0	12,842
Total residential mortgage	359,830	7,400	4,080	371,310	373,840	6,998	3,396	384,234

Commercial:
Commercial loans secured by real estate	145,055	405	1,755	147,215	156,834	704	875	158,413
Commercial and industrial	41,730	434	223	42,387	47,569	317	556	48,442
Political subdivisions	16,291	0	0	16,291	31,789	0	0	31,789
Commercial construction and land	14,303	32	2,668	17,003	26,944	248	1,008	28,200
Loans secured by farmland	9,267	329	872	10,468	10,438	75	890	11,403
Multi-family (5 or more) residential	10,985	0	0	10,985	6,743	2	0	6,745
Agricultural loans	3,203	13	35	3,251	3,003	10	40	3,053
Other commercial loans	14,631	0	0	14,631	362	0	0	362
Total commercial	255,465	1,213	5,553	262,231	283,682	1,356	3,369	288,407

Consumer	10,516	171	75	10,762	11,135	129	5	11,269

Totals	$625,811	$8,784	$9,708	$644,303	$668,657	$8,483	$6,770	$683,910

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2013 and 2012 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2013 Nonaccrual Totals	$7,878	$479	$6,577	$14,934
December 31, 2012 Nonaccrual Totals	$2,167	$727	$4,459	$7,353

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2013 and 2012 is as follows:

Troubled Debt Restructurings (TDRs):
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2013 Totals	$3,254	$13	$0	$908	$4,175
December 31, 2012 Totals	$785	$121	$0	$1,155	$2,061

A summary of TDRs that occurred during 2013, 2012 and 2011 is as follows:

Year Ended December 31, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	6	$677	$677
Residential mortgage loans - junior liens	3	102	102
Commercial:
Commercial loans secured by real estate	2	866	866
Commercial and industrial	3	701	701
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

Year Ended December 31, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	1	$65	$65

Year Ended December 31, 2011		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Home equity lines of credit	1	$93	$93

Commercial:
Commercial loans secured by real estate	11	1,941	1,941
Commercial and industrial	3	14	14
Commercial construction and land	5	1,238	1,238
Multi-family (5 or more) residential	1	15	15

The TDRs that occurred in 2013 included interest only payments for an extended period of time (14 contracts), extensions of the final maturity date (3 contracts), reduction in interest rate (2 contracts) and reduction in payment amount for one year (1 contract). There was no allowance for loan losses on these loans at December 31, 2013 and no change in the allowance for loan losses resulting from these TDRs in the year ended December 31, 2013.

The TDR in 2012 was an extension of the final maturity and lowering of monthly payments required on a commercial loan. There was no allowance for loan losses on this loan at December 31, 2012. This loan was charged off in 2013, and there had been no allowance for loan losses on this loan prior to the charge-off.

In the table above, the 2011 TDR category for commercial loans secured by real estate includes six (6) contracts that stem from a forbearance agreement entered into with a commercial customer. The total principal balance of loans included in the forbearance agreement was $1,588,000, of which the Corporation had charged off $663,000 in the second quarter 2011 (prior to the forbearance agreement), and subsequently charged off an additional $438,000 in the fourth quarter 2011. Under the terms of the forbearance agreement, the Corporation had agreed to accept payment of less than the total principal amount of the loans, assuming payment was received by dates specified within the forbearance agreement. In 2012, the loans were not repaid and the forbearance agreement expired. Accordingly, the Corporation’s concession terminated, and the loans were not classified as TDRs at December 31, 2012. At December 31, 2012 and 2011, the outstanding balance of the loans was $466,000, and the Corporation had no related allowance for loan losses. In 2013, payments received from this customer were applied to reduce the outstanding balance of the loans to $0, with $343,000 applied as a recovery (credited to the allowance for loan losses).

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

In 2012, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. For 2013 and 2011, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	Number
	of	Recorded
	Contracts	Investment
Year Ended December 31, 2013
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	1	$85

Commercial:
Commercial loans secured by real estate	2	588
Commercial construction and land	1	110
Agricultural loans	1	13

	Number
	of	Recorded
	Contracts	Investment
Year Ended December 31, 2011
(Balances in Thousands)
Residential mortgage,
Home equity lines of credit	1	$93

Commercial:
Commercial loans secured by real estate	2	207
Commercial construction and land	2	1,089

The events of default in 2013 in the table above included the borrowers’ failure to make timely payments under the following circumstances: (1) for the Residential mortgage loan, the monthly payment amount had been reduced, (2) for the two Commercial loans secured by real estate, monthly payments of interest only were missed, (3) for the Commercial construction and land loan, a monthly payment was missed after the term of the loan had been extended, and (4) for the Agricultural loan, payment at maturity was not made on a loan that had been in interest only status. There were no adjustments to the allowance for loan losses in 2013 as a result of these events of default.

The events of default in 2011 in the table above resulted from the borrowers’ failure to make payments due at maturity, based on loan maturity dates that had been extended from their original due dates. For one loan included in the Commercial construction and land class, with a balance of $950,000, the Corporation recorded a charge-off of $288,000 in 2012, leaving an outstanding balance of $662,000 at December 31, 2013 and 2012. The amount of the charge-off in 2012 exceeded the allowance for loan losses on the loan at December 31, 2011 by $223,000.

At December 31, 2013 and 2012, the Corporation evaluated loans to the borrowers who defaulted subsequent to restructurings, in determining the specific allowance for loan loss amounts related to the underlying loans. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required at December 31, 2013 and 2012 for loans for which an event of default had occurred subsequent to restructuring.

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(In Thousands)	December 31,
	2013	2012
Land	$2,818	$2,823
Buildings and improvements	26,869	26,850
Furniture and equipment	17,087	17,057
Construction in progress	2	40
Total	46,776	46,770
Less: accumulated depreciation	(29,346)	(28,063)
Net	$17,430	$18,707

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2013	2012	2011
Occupancy expense	$1,022	$1,050	$1,168
Furniture and equipment expense	998	889	909
Total	$2,020	$1,939	$2,077

10. INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in 2013 and 2012. The balance in goodwill was $11,942,000 at December 31, 2013 and 2012. The Corporation did not complete any acquisitions in 2013 or 2012.

The Corporation has adopted ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. In testing goodwill for impairment as of December 31, 2013, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its only reporting unit, its community banking operation, is less than its carrying amount. The qualitative factors assessed included the Corporation’s recent financial performance, economic conditions in the Corporation’s market area, macroeconomic conditions and other factors. Based on the assessment of qualitative factors, the Corporation determined that it is not more likely than not that the fair value of the community banking operation has fallen below its carrying value, and therefore, the Corporation did not perform the more detailed, two-step goodwill impairment test described in Topic 350. Accordingly, there was no goodwill impairment as of December 31, 2013.

Information related to the core deposit intangibles are as follows:

	December 31,
(In Thousands)	2013	2012
Gross amount	$2,034	$2,034
Less: accumulated amortization	(1,947)	(1,896)
Net	$87	$138

Amortization expense was $51,000 in 2013, $74,000 in 2012 and $114,000. Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)
2014	$35
2015	22
2016	12
2017	6
2018	4

11. DEPOSITS

At December 31, 2013, the scheduled maturities of time deposits are as follows:

(In Thousands)
2014	$147,316
2015	63,508
2016	26,052
2017	13,549
2018	10,612
$261,037

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2013, the remaining maturities or time to next re-pricing of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$42,707
Over 3 months through 12 months	11,703
Over 1 year through 3 years	9,921
Over 3 years	9,158
Total	$73,489

Interest expense from time deposits of $100,000 or more amounted to $721,000 in 2013, $1,846,000 in 2012 and $2,369,000 in 2011.

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Dec. 31,	Dec. 31,
	2013	2012
FHLB-Pittsburgh borrowings	$20,000	$0
Customer repurchase agreements	3,385	5,567
Total short-term borrowings	$23,385	$5,567

The weighted average interest rate on total short-term borrowings outstanding was 0.22% at December 31, 2013 and 0.10% at December 31, 2012. The maximum amount of total short-term borrowings outstanding at any month-end was $23,385,000 in 2013, $20,120,000 in 2012 and $21,968,000 in 2011.

Overnight borrowings are available from the FHLB-Pittsburgh, federal funds purchased overnight from other banks, and from the Federal Reserve Bank of Philadelphia’s Discount Window. There were no overnight borrowings outstanding as of December 31, 2013 and 2012.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2013 and 2012. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2013 or December 31, 2012.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2013, the Corporation had available credit in the amount of $26,078,000 on this line with no outstanding advances. At December 31, 2012 the Corporation had available credit in the amount of $27,367,000 on this line with no outstanding advances. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $27,188,000 at December 31, 2013 and $28,432,000 at December 31, 2012.

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $453,792,000 at December 31, 2013 and $471,731,000 at December 31, 2012. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $3,656,000 at December 31, 2013 and $4,712,000 at December 31, 2012.

The short-term borrowing from the FHLB-Pittsburgh matured in January 2014 and had an interest rate of 0.24%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2013 and December 31, 2012. The carrying value of the underlying securities was $11,269,000 at December 31, 2013 and $11,179,000 at December 31, 2012.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	Dec. 31,	Dec. 31,
	2013	2012
FHLB-Pittsburgh borrowings	$12,338	$15,812
Repurchase agreements	61,000	68,000
Total long-term borrowings	$73,338	$83,812

Long-term borrowings from FHLB-Pittsburgh are as follows:

(In Thousands)	At December 31,
	2013	2012
Loans matured in 2013 with rates ranging from 2.86% to 3.62%	$0	$3,211
Loan maturing in 2016 with a rate of 6.86%	153	196
Loan maturing in 2017 with a rate of 6.83%	22	27
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	1,146	1,297
Loan maturing in 2025 with a rate of 4.91%	1,017	1,081
Total long-term FHLB-Pittsburgh borrowings	$12,338	$15,812

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	At December 31,
	2013	2012
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$34,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$68,000

The Corporation incurred a loss of $1,023,000 in 2013 on prepayment of $7,000,000 of the agreement with an interest rate of 3.595%. In 2012, the Corporation incurred losses totaling $2,333,000 from prepayment of repurchase agreement obligations, including a loss of $2,190,000 on prepayment of a total $12,000,000 of the agreements shown in the table above.

In December 2007, the Corporation entered into the two repurchase agreements shown in the table above in the original amounts of $40,000,000 each. In 2012, the Corporation paid off principal totaling $6,000,000 on each of these agreements, incurring the loss from prepayment noted above and leaving a balance of $34,000,000 outstanding for each agreement at December 31, 2012. The borrowing with an interest rate of 3.595% became putable by the issuer at quarterly intervals starting in December 2010, and the borrowing with an interest rate of 4.265% became putable at quarterly intervals starting in December 2012. Each of these borrowings contained an embedded cap, providing that on the quarterly anniversary of the transaction settlement date, if three-month LIBOR were higher than 5.15%, the Corporation’s interest rate payable would decrease by twice the amount of the excess, down to a minimum rate of 0%. The embedded cap on one of the agreements expired in December 2010, and the embedded cap on the other agreement expired in December 2012.

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $79,814,000 at December 31, 2013 and $89,428,000 at December 31, 2012. Average daily repurchase agreement borrowings amounted to $62,630,000 in 2013, $78,790,000 in 2012, and $90,644,000 in 2011. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $68,000,000 in 2013, $85,000,000 in 2012, and $92,500,000 in 2011. The weighted average interest rate on repurchase agreements was 4.01% in 2013, 3.97% in 2012, and 3.93% in 2011.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2013 and December 31, 2012, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

(In Thousands)

	Pension:		Postretirement:
	2013	2012	2013	2012
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,783	$1,613	$2,081	$2,054
Service cost	0	0	41	91
Interest cost	71	72	55	81
Plan participants' contributions	0	0	208	199
Actuarial (gain) loss	(104)	128	(171)	(87)
Plan amendments	0	0	(557)	0
Benefits paid	(17)	(30)	(266)	(257)
Benefit obligation at end of year	$1,733	$1,783	$1,391	$2,081

CHANGE IN PLAN ASSETS:
Fair value of plan assets at
beginning of year	$1,842	$1,057	$0	$0
Actual return on plan assets	143	121	0	0
Employer contribution	0	694	58	58
Plan participants' contributions	0	0	208	199
Benefits paid	(17)	(30)	(266)	(257)
Fair value of plan assets at end of year	$1,968	$1,842	$0	$0

Funded status at end of year	$235	$59	($1,391)	($2,081)

At December 31, 2013 and 2012, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:

Assets and liabilities:

(In Thousands)	Pension:		Postretirement:
	2013	2012	2013	2012
Other assets	$235	$59
Accrued interest and other liabilities			$1,391	$2,081

At December 31, 2013 and 2012, the following items included in accumulated other comprehensive income (loss) had not been recognized as components of expense:

Items not yet recognized as a component
of net periodic benefit cost:
(In Thousands)	Pension:		Postretirement:
	2013	2012	2013	2012
Net transition obligation	$0	$0	$0	$0
Prior service cost	0	0	(433)	94
Net actuarial loss (gain)	357	546	59	230
Total	$357	$546	($374)	$324

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $15,000 in 2014. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is a reduction in expense of $31,000, and no net actuarial loss is expected to be amortized in 2014.

The accumulated benefit obligation for the defined benefit pension plan was $1,733,000 at December 31, 2013 and $1,783,000 at December 31, 2012.

The components of net periodic benefit costs from defined benefit plans are as follows:

(In Thousands)	Pension:			Postretirement:
	2013	2012	2011	2013	2012	2011
Service cost	$0	$0	$0	$41	$91	$83
Interest cost	71	72	73	55	81	92
Expected return on plan assets	(90)	(72)	(73)	0	0	0
Amortization of transition (asset) obligation	0	0	0	0	37	36
Amortization of prior service cost	0	0	0	(31)	13	14
Recognized net actuarial loss	32	27	5	1	0	0
Total net periodic benefit cost	$13	$27	$5	$66	$222	$225

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension:			Postretirement:
	2013	2012	2011	2013	2012	2011
Citizens Trust Company Retirement Plan
and postretirement plan:
Discount rate	4.00%	4.50%	5.50%	4.00%	4.50%	5.50%
Expected return on plan assets	5.31%	7.50%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2013 and 2012 are as follows:

	Pension:		Postretirement:
	2013	2012	2013	2012
Discount rate	4.50%	4.00%	4.75%	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2014	$229	$104
2015	20	98
2016	42	94
2017	19	94
2018	1,268	103
2019-2023	251	552

No estimated minimum contribution to the defined benefit pension plan is required in 2014, though the Corporation may make discretionary contributions.

The expected return on pension plan (Citizens Trust Company Retirement Plan) assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Cash and cash equivalents	36%	37%
Debt securities	24%	24%
Equity securities	30%	27%
Alternative funds	10%	12%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the Citizens Trust Company Retirement Plan (pension plan) assets. Most of the Plan’s securities are mutual funds, including mutual funds principally invested in debt securities, mutual funds invested in a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks, and mutual funds invested in alternative asset classes such as real estate, commodities and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 6). At December 31, 2013 and 2012, the targeted asset allocation for the pension plan was 26% equity securities, 61% debt securities, 11% alternative assets and 2% cash. The comparatively high allocation of plan assets to cash and cash equivalents at December 31, 2013 reflects possible lump sum distribution requirements within the next 2 to 3 years. The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $557,000 in 2013, $587,000 in 2012 and $559,000 in 2011.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2013 and 2012, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 362,888 shares of Corporation stock at December 31, 2013 and 346,218 shares at December 31, 2012, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $509,000 in 2013, $507,000 in 2012 and $496,000 in 2011.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $186,000 in 2013, $140,000 in 2012 and $108,000 in 2011.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2013, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. Restricted stock awards issued under the Stock Incentive Plan vest ratably over terms ranging from 3-4 years, and the restricted stock awards issued under this Plan in 2013, 2012 and 2011 include a condition that the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. The Corporation met the ROAE target for the 2013, 2012 and 2011 plan years. There are 300,092 shares available for issuance under the Stock Incentive Plan as of December 31, 2013.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards vest ratably over 3 years. There are 34,718 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2013.

The Corporation records stock option expense based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2013	2012	2011
Volatility	41%	41%	37%
Expected option lives	8 Years	7 Years	8 Years
Risk-free interest rate	1.60%	1.53%	3.10%
Dividend yield	3.69%	3.97%	3.86%

Management estimated the lives for options based on the Corporation’s average historical experience with both plans. The Corporation utilized its historical volatility and dividend yield over the immediately prior 8-year period to estimate future levels of volatility and dividend yield for the 2013 and 2011 awards, and utilized its historical volatility and dividend yield over the immediately prior 7-year period in estimating the value of the 2012 awards. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

Total stock-based compensation expense is as follows:

(In Thousands)	2013	2012	2011
Stock options	$242	$247	$279
Restricted stock	454	320	144
Total	$696	$567	$423

A summary of stock option activity is presented below:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	337,670	$19.08	301,797	$19.05	226,894	$20.54
Granted	64,050	$19.21	64,757	$18.54	93,674	$15.06
Exercised	(10,656)	$17.22	(17,284)	$16.20	(13,042)	$16.71
Forfeited	(14,135)	$20.13	(6,830)	$21.51	(5,501)	$18.30
Expired	(18,753)	$20.73	(4,770)	$17.00	(228)	$14.17
Outstanding, end of year	358,176	$19.03	337,670	$19.08	301,797	$19.05
Options exercisable at year-end	358,176	$19.03	337,670	$19.08	301,797	$19.05
Weighted-average fair value of options granted		$5.56		$5.15		$4.26
Weighted-average fair value of options forfeited		$3.77		$4.03		$3.95

The weighted-average remaining contractual term of outstanding stock options at December 31, 2013 was 5.9 years. The aggregate intrinsic value of stock options outstanding (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2013) was $815,000 at December 31, 2013. The total intrinsic value of options exercised was $29,000 in 2013, $72,000 in 2012 and $17,000 in 2011.

The following summarizes non-vested stock options and restricted stock activity as of and for the year ended December 31, 2013:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Outstanding, December 31, 2012	0		59,058	$16.95
Granted	64,050	$5.56	37,886	$19.21
Vested	(64,050)	$5.56	(25,423)	$15.49
Forfeited	0		(3,643)	$18.61
Outstanding, December 31, 2013	0		67,878	$18.67

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. As of December 31, 2013, there was $819,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

Effective January 3, 2014, the Corporation granted options to purchase a total of 39,027 shares of common stock through the Stock Incentive and Independent Directors Stock Incentive Plans. The exercise price for these options is $20.45 per share, which was the market price at the date of grant, as determined under the Plans. The Corporation’s preliminary estimate of stock option compensation expense in 2014 is approximately $152,000. Management expects to use the Black-Scholes-Merton option-pricing model to measure compensation cost for these options. Also, effective in January 2014, the Corporation awarded a total of 16,711 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. Total estimated restricted stock expense for 2014 is $477,000. The stock options and restricted stock awards made in January 2014 are not included in the tables above.

The Corporation has issued shares from treasury stock for all stock option exercises through December 31, 2013. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2013.

14. INCOME TAXES

The net deferred tax asset at December 31, 2013 and 2012 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2013	2012
Deferred tax assets:
Unrealized holding losses on securities	$541	$0
Defined benefit plans - ASC 835	0	305
Net realized losses on securities	91	1,254
Allowance for loan losses	3,032	2,400
Credit for alternative minimum tax paid	1,905	3,609
Other deferred tax assets	2,332	2,019
Total deferred tax assets	7,901	9,587

Deferred tax liabilities:
Unrealized holding gains on securities	0	6,228
Defined benefit plans - ASC 835	6	0
Bank premises and equipment	1,314	1,337
Core deposit intangibles	30	48
Other deferred tax liabilities	207	249
Total deferred tax liabilities	1,557	7,862
Deferred tax asset, net	$6,344	$1,725

The provision for income taxes includes the following:

(In thousands)	2013	2012	2011
Currently payable	$4,125	$4,545	$4,792
Tax expense resulting from allocations
of certain tax benefits to equity or as a
reduction in other assets	219	121	104
Deferred	1,839	3,760	3,818
Total provision	$6,183	$8,426	$8,714

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

(Amounts in thousands)	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Expected provision	$8,672	35.00	$10,896	35.00	$11,229	35.00
Tax-exempt interest income	(2,137)	(8.62)	(2,287)	(7.35)	(2,292)	(7.14)
Nondeductible interest expense	60	0.24	92	0.30	129	0.40
Dividends received deduction	(76)	(0.31)	(78)	(0.25)	(66)	(0.21)
Increase in cash surrender value of life insurance	(140)	(0.57)	(159)	(0.51)	(178)	(0.55)
Employee stock option compensation	67	0.27	62	0.20	85	0.26
Tax benefit from limited partnership investment	(85)	(0.34)	0	0.00	0	0.00
Other, net	(178)	(0.72)	(100)	(0.32)	60	0.19
Surtax exemption	0	0.00	0	0.00	(253)	(0.79)
Effective income tax provision	$6,183	24.95	$8,426	27.07	$8,714	27.16

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation expects to receive tax credits over a 10-year period beginning in 2013. At December 31, 2013, the carrying amount of the Corporation’s investment is $996,000 (included in Other Assets in the consolidated balance sheets). The estimated amount of tax credits and other tax benefits to be received for 2013 is $160,000, and the amount recognized as a reduction of the provision for income taxes for 2013 is $85,000.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2010.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
11 directors, 8 executive officers 2013	$14,125	$1,110	($2,723)	$35	$12,547
11 directors, 7 executive officers 2012	12,997	2,517	(1,424)	35	14,125
12 directors, 6 executive officers 2011	11,345	2,756	(1,107)	3	12,997

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

Deposits from related parties held by the Corporation amounted to $3,897,000 at December 31, 2013 and $4,505,000 at December 31, 2012.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2013 and 2012 are as follows:

(In Thousands)	2013	2012
Commitments to extend credit	$139,866	$165,972
Standby letters of credit	21,590	22,108

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2013 and 2012.

Standby letters of credit as of December 31, 2013 expire as follows:

Amount
Year of Expiration	(In Thousands)
2014	$15,832
2015	760
2016	2,535
2018	108
2019 and Thereafter	2,355
Total	$21,590

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and C&N Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and C&N Bank’s actual capital amounts and ratios are also presented in the following table:

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$177,693	26.60%	$53,449	³8%	n/a	n/a
C&N Bank	160,216	24.12%	53,143	³8%	$66,429	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	168,039	25.15%	26,724	³4%	n/a	n/a
C&N Bank	153,063	23.04%	26,572	³4%	39,857	³6%
Tier 1 capital to average assets:
Consolidated	168,039	13.78%	48,783	³4%	n/a	n/a
C&N Bank	153,063	12.70%	48,191	³4%	60,239	³5%

December 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$165,972	24.01%	$55,299	³8%	n/a	n/a
C&N Bank	152,462	22.31%	54,665	³8%	$68,331	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	158,008	22.86%	27,650	³4%	n/a	n/a
C&N Bank	145,596	21.31%	27,332	³4%	40,998	³6%
Tier 1 capital to average assets:
Consolidated	158,008	12.53%	50,459	³4%	n/a	n/a
C&N Bank	145,596	11.64%	50,053	³4%	62,567	³5%

Banking regulators limit the amount of dividends that may be paid by the Citizens & Northern Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $89,955,000 at December 31, 2013, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $15,438,000 at December 31, 2013.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEETS	December 31,
(In Thousands)	2013	2012
ASSETS
Cash	$2,297	$1,895
Investment in subsidiaries:
Citizens & Northern Bank	163,711	168,542
Citizens & Northern Investment Corporation	10,216	9,081
Bucktail Life Insurance Company	3,254	3,267
Other assets	0	7
TOTAL ASSETS	$179,478	$182,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$6	$6
Stockholders' equity	179,472	182,786
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$179,478	$182,792

CONDENSED INCOME STATEMENTS
(In Thousands)	2013	2012	2011
Dividends from Citizens & Northern Bank	$11,108	$9,245	$7,856
Expenses	(108)	(105)	(94)
Income before equity in undistributed income
of subsidiaries	11,000	9,140	7,762
Equity in undistributed income of subsidiaries	7,594	13,565	15,606
NET INCOME	$18,594	$22,705	$23,368

CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,594	$22,705	$23,368
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed income of subsidiaries	(7,594)	(13,565)	(15,606)
Decrease (increase) in other assets	7	116	11
Increase (decrease) in other liabilities	0	6	(62)
Net Cash Provided by Operating Activities	11,007	9,262	7,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	184	229	71
Tax benefit from compensation plans, net	127	104	67
Purchase of treasury stock	0	0	(1,022)
Dividends paid	(10,916)	(9,061)	(6,224)
Net Cash Used in Financing Activities	(10,605)	(8,728)	(7,108)

INCREASE IN CASH AND CASH EQUIVALENTS	402	534	603
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,895	1,361	758
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,297	$1,895	$1,361

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2013 and 2012:

	2013 Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$12,647	$12,355	$12,027	$11,885
Interest expense	1,600	1,415	1,396	1,354
Net interest income	11,047	10,940	10,631	10,531
Provision for loan losses	183	66	239	1,559
Net interest income after provision for loan losses	10,864	10,874	10,392	8,972
Other income	3,843	4,191	4,293	4,124
Net gains on available-for-sale securities	1,159	100	193	266
Loss on prepayment of debt	1,023	0	0	0
Other expenses	8,553	8,520	8,610	7,788
Income before income tax provision	6,290	6,645	6,268	5,574
Income tax provision	1,584	1,671	1,579	1,349
Net income available to common shareholders	$4,706	$4,974	$4,689	$4,225
Net income per share – basic	$0.38	$0.40	$0.38	$0.34
Net income per share – diluted	$0.38	$0.40	$0.38	$0.34

	2012 Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$14,776	$14,529	$13,836	$13,491
Interest expense	2,502	2,401	2,228	1,900
Net interest income	12,274	12,128	11,608	11,591
(Credit) provision for loan losses	(182)	367	236	(133)
Net interest income after (credit) provision for loan losses	12,456	11,761	11,372	11,724
Other income	3,655	4,279	4,122	4,327
Net (losses) gains on available-for-sale securities	(2)	203	2,430	51
Loss on prepayment of debt	0	143	2,190	0
Other expenses	8,413	8,321	8,226	7,954
Income before income tax provision	7,696	7,779	7,508	8,148
Income tax provision	2,109	2,094	2,014	2,209
Net income available to common shareholders	$5,587	$5,685	$5,494	$5,939
Net income per share – basic	$0.46	$0.46	$0.45	$0.48
Net income per share – diluted	$0.46	$0.46	$0.45	$0.48

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. Citizens & Northern Corporation and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion.

/s/ParenteBeard LLC

Williamsport, Pennsylvania
February 20, 2014

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

The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2013, the Corporation’s internal control over financial reporting was effective.

ParenteBeard LLC, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2013. That report appears below.

February 20, 2014	By:	/s/ Charles H. Updegraff, Jr
Date		President and Chief Executive Officer

February 20, 2014	By:	/s/ Mark A. Hughes
Date		Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries, and our report dated February 20, 2014 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Williamsport, Pennsylvania
February 20, 2014

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2013 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 7, 2014 for the annual meeting of stockholders to be held on April 17, 2014.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 7, 2014 for the annual meeting of stockholders to be held on April 17, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 7, 2014 for the annual meeting of stockholders to be held on April 17, 2014.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and "Related Person Transaction and Policies" of the Corporation's proxy statement dated March 7, 2014 for the annual meeting of stockholders to be held on April 17, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditors, ParenteBeard LLC, the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 7, 2014 for the annual meeting of stockholders to be held on April 17, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	86

Financial Statements:
Consolidated Balance Sheets - December 31, 2013 and 2012	41
Consolidated Statements of Income - Years Ended
December 31, 2013, 2012 and 2011	42
Consolidated Statements of Comprehensive Income - Years
Ended December 31, 2013, 2012 and 2011	43
Consolidated Statements of Changes in Stockholders' Equity -
Years Ended December 31, 2013, 2012 and 2011	44
Consolidated Statements of Cash Flows - Years Ended
December 31, 2013, 2012 and 2011	45
Notes to Consolidated Financial Statements	46 - 85

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including
Indentures	Not applicable

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Restricted Stock agreement dated January 24, 2014	Filed herewith
between the Corporation and certain officers pursuant to
the Citizens & Northern Corporation Stock Incentive Plan

10.2 Form of Stock Option and Restricted Stock agreement	Filed herewith
dated January 3, 2014 between the Corporation and its
independent directors pursuant to the Citizens & Northern
Corporation Independent Directors Stock Incentive Plan

10.3 Form of Stock Option agreement dated January 3, 2014	Filed herewith
between the Corporation and its executive officers pursuant
to the Citizens & Northern Corporation Stock Incentive Plan

10.4 Form of Restricted Stock agreement dated January 3, 2014	Filed herewith
between the Corporation and its executive officers pursuant to the Citizens & Northern Corporation Stock Incentive Plan

10.5 Form of Restricted Stock agreement dated January 3, 2014	Filed herewith
between the Corporation and certain officers pursuant to
the Citizens & Northern Corporation Stock Incentive Plan

10.6 Change in Control Agreement dated December 31, 2003	Filed herewith
between the Corporation and Dawn A. Besse

10.7 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.1 filed with
the Corporation and Charles H. Updegraff, Jr.	Corporation’s Form 8-K on September 19, 2013

10.8 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.2 filed with
the Corporation and Mark A. Hughes	Corporation’s Form 8-K on September 19, 2013

10.9 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.3 filed with
the Corporation and Harold F. Hoose, III	Corporation’s Form 8-K on September 19, 2013

10.10 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.4 filed with
the Corporation and Deborah E. Scott	Corporation’s Form 8-K on September 19, 2013

10.11 Form of Indemnification Agreement dated January 2,	Incorporated by reference to Exhibit 10.5 filed with
2013 between the Corporation and Shelley L. D'Haene	Corporation’s Form 10-K on February 21, 2013

10.12 Form of Indemnification Agreement dated January 19,	Incorporated by reference to Exhibit 10.6 filed
2011 between the Corporation and John M. Reber	with Corporation's Form 10-K on Feb. 28, 2011

10.13 Change in Control Agreement dated January 2, 2013	Incorporated by reference to Exhibit 10.7 filed with
between the Corporation and Shelley L. D'Haene	Corporation’s Form 10-K on February 21, 2013

10.14 Change in Control Agreement dated April 15, 2008	Incorporated by reference to Exhibit 10.9
between the Corporation and George M. Raup	filed with the Corporation's Form 10-K
on March 6, 2009

10.15 Form of Indemnification Agreements dated May 2004	Incorporated by reference to Exhibit 10.1
between the Corporation and the Directors and certain officers	filed with the Corporation's Form 10-K
on March 11, 2005

10.16 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Thomas L. Rudy, Jr.	filed with the Corporation's Form 10-K
on March 11, 2005

10.17 Fourth Amendment to Citizens & Northern Corporation	Filed herewith
Stock Incentive Plan

10.18 Third Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual meeting
of stockholders held on April 15, 2008

10.19 Second Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.5
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.20 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.6
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.21 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7
filed with the Corporation's Form 10-K
on March 10, 2004

10.22 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit B to
Independent Directors Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.23 Citizens & Northern Corporation Independent Directors	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 19, 2001 for the annual
meeting of stockholders held on
April 17, 2001.

10.24 Citizens & Northern Corporation Supplemental Executive	Incorporated by reference to Exhibit 10.21
Retirement Plan (as amended and restated)	filed with the Corporation's Form 10-K
on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 4
to the Consolidated Financial Statements,
which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or	Not applicable
quarterly report to security holders

14. Code of ethics	The Code of Ethics is available through the
Corporation's website at www.cnbankpa.com.
To access the Code of Ethics, click on
"Investor Relations," followed by "Corporate
Governance Policies" and "Code of Ethics."

16. Letter re: change in certifying accountant	Not applicable

18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to	Not applicable
vote of security holders

23. Consents of experts and counsel	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for
asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing
criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to	Filed herewith
shareholders with proxy statement and Form 10-K on
March 7, 2014

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ Charles H. Updegraff, Jr.
President and Chief Executive Officer

Date: February 20, 2014

By: /s/ Mark A. Hughes
Treasurer and Principal Accounting Officer

Date: February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Edward H. Owlett, III
	Dennis F. Beardslee		Edward H. Owlett, III
	Date: February 20, 2014		Date: February 20, 2014

/s/	Jan E. Fisher	/s/	Leonard Simpson
	Jan E. Fisher		Leonard Simpson
	Date: February 20, 2014		Date: February 20, 2014

/s/	R. Bruce Haner	/s/	James E. Towner
	R. Bruce Haner		James E. Towner
	Date: February 20, 2014		Date: February 20, 2014

/s/	Susan E. Hartley	/s/	Ann M. Tyler
	Susan E. Hartley		Ann M. Tyler
	Date: February 20, 2014		Date: February 20, 2014

/s/	Leo F. Lambert	/s/	Charles H. Updegraff, Jr.
	Leo F. Lambert		Charles H. Updegraff, Jr.
	Date: February 20, 2014		Date: February 20, 2014

/s/	Raymond R. Mattie
Raymond R. Mattie
Date: February 20, 2014

