Form 10-Q
period 2014-03-31
CITIZENS & NORTHERN CORP
filed 2014-05-09
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,430,482 Shares Outstanding on May 7, 2014

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks:
Noninterest-bearing	$22,478	$15,917
Interest-bearing	38,609	28,702
Total cash and due from banks	61,087	44,619
Available-for-sale securities, at fair value	484,014	482,658
Loans held for sale	133	54

Loans receivable	625,818	644,303
Allowance for loan losses	(8,343)	(8,663)
Loans, net	617,475	635,640
Bank-owned life insurance	21,831	21,743
Accrued interest receivable	3,954	4,146
Bank premises and equipment, net	17,022	17,430
Foreclosed assets held for sale	1,321	892
Deferred tax asset, net	3,818	6,344
Intangible asset - Core deposit intangibles	78	87
Intangible asset - Goodwill	11,942	11,942
Other assets	12,464	12,140
TOTAL ASSETS	$1,235,139	$1,237,695

LIABILITIES
Deposits:
Noninterest-bearing	$210,891	$191,245
Interest-bearing	750,942	763,271
Total deposits	961,833	954,516
Short-term borrowings	4,730	23,385
Long-term borrowings	73,270	73,338
Accrued interest and other liabilities	10,544	6,984
TOTAL LIABILITIES	1,050,377	1,058,223

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at March 31, 2014 and December 31, 2013	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2014 and 2013; issued 12,616,059 at March 31, 2014 and 12,596,540 at December 31, 2013	12,616	12,596
Paid-in capital	70,421	70,105
Retained earnings	102,311	101,216
Treasury stock, at cost; 187,059 shares at March 31, 2014 and 206,477 shares at December 31, 2013	(3,128)	(3,452)
Sub-total	182,220	180,465
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2,442	(1,004)
Defined benefit plans gain	100	11
Total accumulated other comprehensive income (loss)	2,542	(993)
TOTAL STOCKHOLDERS' EQUITY	184,762	179,472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,235,139	$1,237,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended
(In Thousands Except Per Share Data) (Unaudited)	March 31,	March 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$7,998	$9,225
Interest on balances with depository institutions	30	28
Interest on loans to political subdivisions	373	362
Interest on mortgages held for sale	3	21
Income from available-for-sale securities:
Taxable	1,802	1,717
Tax-exempt	1,111	1,212
Dividends	89	82
Total interest and dividend income	11,406	12,647
INTEREST EXPENSE
Interest on deposits	554	778
Interest on short-term borrowings	5	1
Interest on long-term borrowings	729	821
Total interest expense	1,288	1,600
Net interest income	10,118	11,047
(Credit) provision for loan losses	(311)	183
Net interest income after (credit) provision for loan losses	10,429	10,864
OTHER INCOME
Service charges on deposit accounts	1,223	1,226
Service charges and fees	127	134
Trust and financial management revenue	1,047	944
Brokerage revenue	227	144
Insurance commissions, fees and premiums	32	45
Interchange revenue from debit card transactions	453	464
Net gains from sale of loans	151	504
Increase in fair value of servicing rights	105	8
Increase in cash surrender value of life insurance	88	93
Other operating income	298	281
Sub-total	3,751	3,843
Total other-than-temporary impairment losses on available-for-sale securities	0	(25)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0
Net impairment losses recognized in earnings	0	(25)
Realized gains on available-for-sale securities, net	31	1,184
Total other income	3,782	5,002
OTHER EXPENSES
Salaries and wages	3,565	3,600
Pensions and other employee benefits	1,319	1,255
Occupancy expense, net	715	634
Furniture and equipment expense	472	494
FDIC Assessments	147	152
Pennsylvania shares tax	341	350
Professional fees	148	157
Automated teller machine and interchange expense	211	272
Software subscriptions	190	223
Loss on prepayment of debt	0	1,023
Other operating expense	1,416	1,416
Total other expenses	8,524	9,576
Income before income tax provision	5,687	6,290
Income tax provision	1,399	1,584
NET INCOME	$4,288	$4,706
NET INCOME PER SHARE - BASIC	$0.35	$0.38
NET INCOME PER SHARE - DILUTED	$0.34	$0.38

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income
(In Thousands) (Unaudited)
	3 Months Ended
	March 31,	March 31,
	2014	2013
Net income	$4,288	$4,706

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	5,334	(2,447)
Reclassification adjustment for (gains) realized in income	(31)	(1,159)
Other comprehensive gain (loss) on available-for-sale securities	5,303	(3,606)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	141	636
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(4)	0
Other comprehensive gain on unfunded retirement obligations	137	636

Other comprehensive income (loss) before income tax	5,440	(2,970)
Income tax related to other comprehensive (income) loss	(1,905)	1,038

Net other comprehensive income (loss)	3,535	(1,932)

Comprehensive income	$7,823	$2,774

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended March 31,
(In Thousands) (Unaudited)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,288	$4,706
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(311)	183
Realized gains on available-for-sale securities, net	(31)	(1,159)
Loss on prepayment of debt	0	1,023
Realized loss on foreclosed assets	31	3
Depreciation expense	498	511
Accretion and amortization on securities, net	356	513
Accretion and amortization on loans and deposits, net	(7)	(8)
Increase in fair value of mortgage servicing rights	(105)	(8)
Increase in cash surrender value of life insurance	(88)	(93)
Stock-based compensation	212	287
Amortization of core deposit intangibles	9	13
Deferred income taxes	621	1,270
Gains on sales of loans, net	(151)	(504)
Origination of loans for sale	(4,773)	(16,346)
Proceeds from sales of loans	4,805	18,471
Increase in accrued interest receivable and other assets	(864)	(1,009)
Increase (decrease) in accrued interest payable and other liabilities	1,961	(970)
Net Cash Provided by Operating Activities	6,451	6,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	240	0
Proceeds from sales of available-for-sale securities	27,514	23,024
Proceeds from calls and maturities of available-for-sale securities	13,848	22,614
Purchase of available-for-sale securities	(36,004)	(35,065)
Redemption of Federal Home Loan Bank of Pittsburgh stock	955	693
Purchase of Federal Home Loan Bank of Pittsburgh stock	(120)	0
Net decrease in loans	17,753	17,202
Purchase of premises and equipment	(90)	(263)
Purchase of investment in limited liability entity	0	(26)
Return of principal on limited liability entity investments	42	37
Proceeds from sale of foreclosed assets	270	9
Net Cash Provided by Investing Activities	24,408	28,225
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,317	(38,132)
Net decrease in short-term borrowings	(18,655)	(930)
Repayments of long-term borrowings	(68)	(8,174)
Sale of treasury stock	62	53
Tax benefit from compensation plans	40	28
Common dividends paid	(2,847)	(2,720)
Net Cash Used in Financing Activities	(14,151)	(49,875)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,708	(14,767)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,591	55,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,299	$40,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$730	$48
Accrued purchase of available-for-sale securities	$1,736	$811
Interest paid	$1,290	$1,609
Income taxes paid	$270	$200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2014 and 2013						Accum. Other
(In Thousands Except Share and Per Share Data)						Comprehensive
(Unaudited)	Common	Treasury	Common	Paid-in	Retained	(Loss)	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
Three Months Ended March 31, 2014:
Balance, December 31, 2013	12,596,540	206,477	$12,596	$70,105	$101,216	($993)	($3,452)	$179,472
Net income					4,288			4,288
Other comprehensive income, net						3,535		3,535
Cash dividends declared on common stock, $.26 per share					(3,227)			(3,227)
Shares issued for dividend reinvestment plan	19,519		20	360				380
Shares issued from treasury related to exercise of stock options		(4,095)		(6)			68	62
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		1,388		23			(23)	0
Stock-based compensation expense				212				212
Tax effect of stock option exercises				1				1
Tax benefit from dividends on restricted stock				5				5
Tax benefit from employee benefit plan					34			34
Balance, March 31, 2014	12,616,059	187,059	$12,616	$70,421	$102,311	$2,542	($3,128)	$184,762

Three Months Ended March 31, 2013:
Balance, December 31, 2012	12,525,411	251,376	$12,525	$68,622	$94,839	$11,003	($4,203)	$182,786
Net income					4,706			4,706
Other comprehensive loss, net						(1,932)		(1,932)
Cash dividends declared on common stock, $.25 per share					(3,078)			(3,078)
Shares issued for dividend
reinvestment plan	18,169		18	340				358
Shares issued from treasury related to exercise of stock options		(3,091)		1			52	53
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		1,527		25			(25)	0
Stock-based compensation expense				287				287
Tax effect of stock option exercises				(2)				(2)
Tax benefit from employee benefit plan					30			30
Balance, March 31, 2013	12,543,580	211,926	$12,543	$68,640	$96,497	$9,071	($3,543)	$183,208

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF INTERIM PRESENTATION

The consolidated financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2013, is unaudited. Such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in stockholders’ equity for the interim periods; however, the information does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a complete set of financial statements. Certain 2013 information has been reclassified for consistency with the 2014 presentation.

Operating results reported for the three-month period ended March 31, 2014 might not be indicative of the results for the year ending December 31, 2014. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Three Months Ended March 31, 2014
Earnings per share – basic	$4,288,000	12,417,627	$0.35
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		240,960
Hypothetical share repurchase at $19.71		(213,790)
Earnings per share – diluted	$4,288,000	12,444,797	$0.34

Three Months Ended March 31, 2013
Earnings per share – basic	$4,706,000	12,321,014	$0.38
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		257,449
Hypothetical share repurchase at $19.58		(229,199)
Earnings per share – diluted	$4,706,000	12,349,264	$0.38

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 138,643 shares in the three-month period ended March 31, 2014 and 121,878 shares in the three-month period ended March 31, 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$5,334	($1,868)	$3,466
Reclassification adjustment for (gains) realized in income	(31)	11	(20)
Other comprehensive gain on available-for-sale securities	5,303	(1,857)	3,446

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	141	(49)	92
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(4)	1	(3)
Other comprehensive gain on unfunded retirement obligations	137	(48)	89

Total other comprehensive gain	$5,440	($1,905)	$3,535

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended March 31, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($2,447)	$855	($1,592)
Reclassification adjustment for (gains) realized in income	(1,159)	406	(753)
Other comprehensive loss on available-for-sale securities	(3,606)	1,261	(2,345)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	636	(223)	413
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	636	(223)	413

Total other comprehensive loss	($2,970)	$1,038	($1,932)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Three Months Ended March 31, 2014
Balance, beginning of period	($1,004)	$11	($993)
Other comprehensive income before reclassifications	3,466	92	3,558
Amounts reclassified from accumulated other
comprehensive income	(20)	(3)	(23)
Other comprehensive income	3,446	89	3,535
Balance, end of period	$2,442	$100	$2,542

Three Months Ended March 31, 2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive income before reclassifications	(1,592)	413	(1,179)
Amounts reclassified from accumulated other
comprehensive income	(753)	0	(753)
Other comprehensive income	(2,345)	413	(1,932)
Balance, end of period	$9,223	($152)	$9,071

Items reclassified out of each component of other comprehensive income are as follows:

For the Three Months Ended March 31, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($31)	Realized gains on available-for-sale securities, net
	11	Income tax provision
	(20)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(4)	Total before tax
	1	Income tax provision
	(3)	Net of tax

Total reclassifications for the period	($23)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended March 31, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income

Unrealized gains and losses on available-for-sale
securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,184)	Realized gains on available-for-sale securities, net
	(1,159)	Total before tax
	406	Income tax provision
	(753)	Net of tax

Amortization of defined benefit pension and postretirement items
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax

Total reclassifications for the period	($753)

4. CASH AND DUE FROM BANKS

Cash and due from banks at March 31, 2014 and December 31, 2013 include the following:

(In thousands)	March 31,	Dec. 31,
	2014	2013
Cash and cash equivalents	$55,299	$38,591
Certificates of deposit	5,788	6,028
Total cash and due from banks	$61,087	$44,619

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $13,937,000 at March 31, 2014 and $15,318,000 at December 31, 2013.

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

At March 31, 2014 and December 31, 2013, assets measured at fair value and the valuation methods used are as follows:

		March 31, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$28,523	$0	$28,523
Obligations of states and political subdivisions:
Tax-exempt	0	127,179	0	127,179
Taxable	0	33,624	0	33,624
Mortgage-backed securities	0	92,930	0	92,930
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	192,066	0	192,066
Collateralized debt obligations	0	660	0	660
Total debt securities	0	474,982	0	474,982
Marketable equity securities	9,032	0	0	9,032
Total available-for-sale securities	9,032	474,982	0	484,014
Servicing rights	0	0	1,268	1,268
Total recurring fair value measurements	$9,032	$474,982	$1,268	$485,282

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$9,576	$9,576
Valuation allowance	0	0	(2,190)	(2,190)
Impaired loans, net	0	0	7,386	7,386
Foreclosed assets held for sale	0	0	1,321	1,321
Total nonrecurring fair value measurements	$0	$0	$8,707	$8,707

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$45,877	$0	$45,877
Obligations of states and political subdivisions:
Tax-exempt	0	128,426	0	128,426
Taxable	0	34,471	0	34,471
Mortgage-backed securities	0	86,208	0	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	178,092	0	178,092
Collateralized debt obligations	0	660	0	660
Total debt securities	0	473,734	0	473,734
Marketable equity securities	8,924	0	0	8,924
Total available-for-sale securities	8,924	473,734	0	482,658
Servicing rights	0	0	1,123	1,123
Total recurring fair value measurements	$8,924	$473,734	$1,123	$483,781

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$9,889	$9,889
Valuation allowance	0	0	(2,333)	(2,333)
Impaired loans, net	0	0	7,556	7,556
Foreclosed assets held for sale	0	0	892	892
Total nonrecurring fair value measurements	$0	$0	$8,448	$8,448

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. At March 31, 2014 and December 31, 2013, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	3/31/14	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	3/31/14
Servicing rights	$1,268	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	150.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/13	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/13
Servicing rights	$1,123	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	152.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

Three Months Ended March 31, 2014

In Thousands)	Servicing
Rights
Balance, beginning of period	$1,123
Issuances of servicing rights	40
Unrealized gains included in earnings	105
Balance, end of period	$1,268

Three Months Ended March 31, 2013

	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	125	125
Accretion and amortization, net	(1)	0	0	(1)
Proceeds from sales and calls	0	(571)	0	(571)
Realized gains, net	0	571	0	571
Unrealized gains included in earnings	0	0	8	8
Unrealized gains included in other comprehensive income	47	0	0	47
Balance, end of period	$1,659	$0	$738	$2,397

No other-than-temporary impairment losses (OTTI) on securities valued using Level 3 methodologies were recorded in 2014 or 2013.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at March 31, 2014 and December 31, 2013. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	March 31, 2014		December 31, 2013
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$55,299	$55,299	$38,591	$38,591
Certificates of deposit	Level 2	5,788	5,819	6,028	6,057
Available-for-sale securities	See Above	484,014	484,014	482,658	482,658
Restricted equity securities (included in Other Assets)	Level 2	2,951	2,951	3,786	3,786
Loans held for sale	Level 1	133	133	54	54
Loans, net	Level 3	617,475	619,438	635,640	634,937
Accrued interest receivable	Level 1	3,954	3,954	4,146	4,146
Servicing rights	Level 3	1,268	1,268	1,123	1,123

Financial liabilities:
Deposits with no stated maturity	Level 1	705,408	705,408	693,479	693,479
Time deposits	Level 3	256,425	257,692	261,037	262,376
Short-term borrowings	Level 3	4,730	4,693	23,385	23,356
Long-term borrowings	Level 3	73,270	80,824	73,338	79,400
Accrued interest payable	Level 1	118	118	120	120

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at March 31, 2014 and December 31, 2013 are summarized as follows:

		March 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$29,667	$73	($1,217)	$28,523
Obligations of states and political subdivisions:
Tax-exempt	124,282	3,785	(888)	127,179
Taxable	33,833	247	(456)	33,624
Mortgage-backed securities	91,178	2,078	(326)	92,930
Collateralized mortgage obligations,
Issued by U.S. Government agencies	194,508	1,099	(3,541)	192,066
Collateralized debt obligations	660	0	0	660
Total debt securities	474,128	7,282	(6,428)	474,982
Marketable equity securities	6,128	2,904	0	9,032
Total	$480,256	$10,186	($6,428)	$484,014

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$47,382	$282	($1,787)	$45,877
Obligations of states and political subdivisions:
Tax-exempt	127,748	2,766	(2,088)	128,426
Taxable	35,154	206	(889)	34,471
Mortgage-backed securities	84,849	1,819	(460)	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	182,372	761	(5,041)	178,092
Collateralized debt obligations:	660	0	0	660
Total debt securities	478,165	5,834	(10,265)	473,734
Marketable equity securities	6,038	2,886	0	8,924
Total	$484,203	$8,720	($10,265)	$482,658

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013:

March 31, 2014	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$18,714	($891)	$4,721	($326)	$23,435	($1,217)
Obligations of states and political subdivisions:
Tax-exempt	29,424	(500)	6,303	(388)	35,727	(888)
Taxable	14,397	(369)	2,744	(87)	17,141	(456)
Mortgage-backed securities	19,357	(326)	0	0	19,357	(326)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	118,960	(2,885)	17,260	(656)	136,220	(3,541)
Total temporarily impaired available-for-sale securities	$200,852	($4,971)	$31,028	($1,457)	$231,880	($6,428)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$22,489	($1,337)	$4,598	($450)	$27,087	($1,787)
Obligations of states and political subdivisions:
Tax-exempt	44,285	(1,425)	5,808	(663)	50,093	(2,088)
Taxable	20,873	(766)	2,378	(123)	23,251	(889)
Mortgage-backed securities	34,377	(460)	0	0	34,377	(460)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	113,204	(4,608)	7,399	(433)	120,603	(5,041)
Total temporarily impaired available-for-sale securities	$235,228	($8,596)	$20,183	($1,669)	$255,411	($10,265)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2014	2013
Gross realized gains from sales	$202	$1,302
Gross realized losses from sales	(171)	(118)
Losses from OTTI impairment	0	(25)
Net realized gains	$31	$1,159

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of March 31, 2014. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$11,939	$12,066
Due from one year through five years	47,914	48,306
Due from five years through ten years	68,434	67,384
Due after ten years	60,155	62,230
Subtotal	188,442	189,986
Mortgage-backed securities	91,178	92,930
Collateralized mortgage obligations,
Issued by U.S. Government agencies	194,508	192,066
Total	$474,128	$474,982

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

Investment securities carried at $328,714,000 at March 31, 2014 and $323,613,000 at December 31, 2013 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at March 31, 2014 is provided below.

Debt Securities

At March 31, 2014, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities, including municipal bonds with no external ratings, at March 31, 2014 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At March 31, 2014, the total amortized cost basis of municipal bonds with no external credit ratings was $19,080,000, with an aggregate unrealized loss of $178,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. Most of the bonds for which credit rating agencies have withdrawn their ratings were insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds. In the third quarter 2013, a credit rating agency withdrew its ratings on several bonds due to changes in its rating methodology related to credit enhancement programs provided by issuers’ state governments. However, the credit enhancement remains in effect on the bonds. None of the unrated municipal bonds has failed to make a scheduled payment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Equity Securities

The Corporation’s marketable equity securities at March 31, 2014 and December 31, 2013 consisted exclusively of stocks of banking companies. In the first quarter 2014, the Corporation had no realized gains or losses from the sale of equity securities. In the first quarter 2013, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $25,000. At March 31, 2014, none of the Corporations bank stock holdings were impaired.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $2,821,000 at March 31, 2014 and $3,656,000 at December 31, 2013. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at March 31, 2014 and December 31, 2013. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

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

Loans outstanding at March 31, 2014 and December 31, 2013 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Mar. 31,	Dec. 31,
	2014	2013
Residential mortgage:
Residential mortgage loans - first liens	$295,869	$299,831
Residential mortgage loans - junior liens	23,048	23,040
Home equity lines of credit	34,755	34,530
1-4 Family residential construction	12,635	13,909
Total residential mortgage	366,307	371,310
Commercial:
Commercial loans secured by real estate	146,569	147,215
Commercial and industrial	40,477	42,387
Political subdivisions	10,436	16,291
Commercial construction and land	14,692	17,003
Loans secured by farmland	8,602	10,468
Multi-family (5 or more) residential	10,906	10,985
Agricultural loans	3,159	3,251
Other commercial loans	14,343	14,631
Total commercial	249,184	262,231
Consumer	10,327	10,762
Total	625,818	644,303
Less: allowance for loan losses	(8,343)	(8,663)
Loans, net	$617,475	$635,640

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either March 31, 2014 or December 31, 2013.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of March 31, 2014 and December 31, 2013, management determined that no allowance for credit losses related to unfunded loan commitments was required.

Activity within the allowance for loan losses, summarized by segment and class, for the three-month periods ended March 31, 2014 and 2013 was as follows:

Three Months Ended March 31, 2014	December 31, 2013			Provision	March 31, 2014
(In Thousands)	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	($19)	$0	($92)	$2,863
Residential mortgage loans - junior liens	294	0	0	(14)	280
Home equity lines of credit	269	0	0	2	271
1-4 Family residential construction	168	0	0	(15)	153
Total residential mortgage	3,705	(19)	0	(119)	3,567
Commercial:
Commercial loans secured by real estate	3,123	(35)	250	(257)	3,081
Commercial and industrial	591	(24)	1	(13)	555
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	0	150	247
Loans secured by farmland	115	0	0	(17)	98
Multi-family (5 or more) residential	103	0	0	2	105
Agricultural loans	30	0	0	0	30
Other commercial loans	138	0	0	0	138
Total commercial	4,367	(229)	251	(135)	4,254
Consumer	193	(26)	14	(53)	128
Unallocated	398	0	0	(4)	394

Total Allowance for Loan Losses	$8,663	($274)	$265	($311)	$8,343

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Three Months Ended March 31, 2013	December 31,				March 31,
(In Thousands)	2012 Balance	Charge-offs	Recoveries	Provision (Credit)	2013 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($52)	$0	$219	$2,786
Residential mortgage loans - junior liens	247	0	0	(11)	236
Home equity lines of credit	255	0	0	(4)	251
1-4 Family residential construction	96	0	0	49	145
Total residential mortgage	3,217	(52)	0	253	3,418
Commercial:
Commercial loans secured by real estate	1,930	0	250	(274)	1,906
Commercial and industrial	581	(108)	1	123	597
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	0	0	134	368
Loans secured by farmland	129	0	0	(2)	127
Multi-family (5 or more) residential	67	0	0	(2)	65
Agricultural loans	27	0	0	(1)	26
Other commercial loans	3	0	0	(1)	2
Total commercial	2,971	(108)	251	(23)	3,091
Consumer	228	(33)	20	(4)	211
Unallocated	441	0	0	(43)	398

Total Allowance for Loan Losses	$6,857	($193)	$271	$183	$7,118

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of March 31, 2014 and December 31, 2013:

March 31, 2014:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$282,285	$1,711	$11,789	$84	$295,869
Residential mortgage loans - junior liens	21,789	301	958	0	23,048
Home equity lines of credit	34,012	301	442	0	34,755
1-4 Family residential construction	12,635	0	0	0	12,635
Total residential mortgage	350,721	2,313	13,189	84	366,307
Commercial:
Commercial loans secured by real estate	132,539	2,493	11,537	235	146,569
Commercial and Industrial	31,103	6,152	2,987	0	40,477
Political subdivisions	10,436	0	0	0	10,436
Commercial construction and land	12,165	326	2,115	86	14,692
Loans secured by farmland	6,429	516	1,628	29	8,602
Multi-family (5 or more) residential	10,593	310	3	0	10,906
Agricultural loans	3,080	33	46	0	3,159
Other commercial loans	14,248	95	0	0	14,343
Total commercial	220,593	9,925	18,316	350	249,184
Consumer	10,203	3	120	1	10,327

Totals	$581,517	$12,241	$31,625	$435	$625,818

December 31, 2013:		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$286,144	$1,876	$11,629	$182	$299,831
Residential mortgage loans - junior liens	21,694	351	995	0	23,040
Home equity lines of credit	33,821	295	414	0	34,530
1-4 Family residential construction	13,837	0	72	0	13,909
Total residential mortgage	355,496	2,522	13,110	182	371,310
Commercial:
Commercial loans secured by real estate	129,834	5,866	11,368	147	147,215
Commercial and Industrial	32,317	6,697	3,138	235	42,387
Political subdivisions	16,291	0	0	0	16,291
Commercial construction and land	13,792	427	2,036	748	17,003
Loans secured by farmland	8,279	758	1,402	29	10,468
Multi-family (5 or more) residential	10,665	316	4	0	10,985
Agricultural loans	3,169	34	48	0	3,251
Other commercial loans	14,532	99	0	0	14,631
Total commercial	228,879	14,197	17,996	1,159	262,231
Consumer	10,587	6	169	0	10,762

Totals	$594,962	$16,725	$31,275	$1,341	$644,303

The general component of the allowance for loan losses covers pools of loans including commercial loans not considered individually impaired, as well as smaller balance homogeneous classes of loans, such as residential real estate, home equity lines of credit and other consumer loans. Accordingly, the Corporation generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement. The pools of loans are evaluated for loss exposure based upon three-year average historical net charge-off rates for each loan class, adjusted for qualitative factors. Qualified risk factors (described in the following paragraph) are evaluated for the impact on each of the three segments (residential mortgage, commercial and consumer) within the loan portfolio. Each qualitative factor is assigned a value to reflect improving, stable or declining conditions based on management’s judgment using relevant information available at the time of the evaluation. The adjustment for qualitative factors is applied as an increase or decrease to the three-year average net charge-off rate to each loan class within each segment.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 73% at March 30, 2014) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral

Loans are classified as impaired, when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans, by the fair value of the collateral (if the loan is collateral dependent), by future cash flows discounted at the loan’s effective rate or by the loan’s observable market price.

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of March 31, 2014 and December 31, 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of March 31, 2014 and December 31, 2013:

March 31, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,602	$293,267	$295,869	$371	$2,492	$2,863
Residential mortgage loans - junior liens	181	22,867	23,048	100	180	280
Home equity lines of credit	0	34,755	34,755	0	271	271
1-4 Family residential construction	0	12,635	12,635	0	153	153
Total residential mortgage	2,783	363,524	366,307	471	3,096	3,567
Commercial:
Commercial loans secured by real estate	7,845	138,724	146,569	1,527	1,554	3,081
Commercial and industrial	905	39,572	40,477	92	463	555
Political subdivisions	0	10,436	10,436	0	0	0
Commercial construction and land	2,114	12,578	14,692	72	175	247
Loans secured by farmland	1,312	7,290	8,602	28	70	98
Multi-family (5 or more) residential	0	10,906	10,906	0	105	105
Agricultural loans	46	3,113	3,159	0	30	30
Other commercial loans	0	14,343	14,343	0	138	138
Total commercial	12,222	236,962	249,184	1,719	2,535	4,254
Consumer	1	10,326	10,327	0	128	128
Unallocated						394
Total	$15,006	$610,812	$625,818	$2,190	$5,759	$8,343

December 31, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,727	$297,104	$299,831	$449	$2,525	$2,974
Residential mortgage loans - junior liens	183	22,857	23,040	100	194	294
Home equity lines of credit	0	34,530	34,530	0	269	269
1-4 Family residential construction	0	13,909	13,909	0	168	168
Total residential mortgage	2,910	368,400	371,310	549	3,156	3,705
Commercial:
Commercial loans secured by real estate	7,988	139,227	147,215	1,577	1,546	3,123
Commercial and industrial	1,276	41,111	42,387	106	485	591
Political subdivisions	0	16,291	16,291	0	0	0
Commercial construction and land	2,776	14,227	17,003	72	195	267
Loans secured by farmland	1,318	9,150	10,468	29	86	115
Multi-family (5 or more) residential	0	10,985	10,985	0	103	103
Agricultural loans	48	3,203	3,251	0	30	30
Other commercial loans	0	14,631	14,631	0	138	138
Total commercial	13,406	248,825	262,231	1,784	2,583	4,367
Consumer	5	10,757	10,762	0	193	193
Unallocated						398
Total	$16,321	$627,982	$644,303	$2,333	$5,932	$8,663

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended
	March 31,
	2014	2013
Average investment in impaired loans	$15,663	$7,451
Interest income recognized on impaired loans	163	70
Interest income recognized on a cash basis on impaired loans	163	70

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

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	March 31, 2014		December 31, 2013
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,389	$3,652	$2,016	$3,533
Residential mortgage loans - junior liens	87	197	187	110
Home equity lines of credit	39	101	87	62
1-4 Family residential construction	0	0	0	72
Total residential mortgage	1,515	3,950	2,290	3,777
Commercial:
Commercial loans secured by real estate	575	6,964	744	7,096
Commercial and industrial	31	375	17	434
Commercial construction and land	0	2,001	5	2,663
Loans secured by farmland	0	896	0	902
Agricultural loans	0	45	0	35
Total commercial	606	10,281	766	11,130
Consumer	39	26	75	27

Totals	$2,160	$14,257	$3,131	$14,934

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The table below presents a summary of the contractual aging of loans as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014				As of December 31, 2013
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$287,182	$5,769	$2,918	$295,869	$289,483	$6,776	$3,572	$299,831
Residential mortgage loans - junior liens	22,535	238	275	23,048	22,247	506	287	23,040
Home equity lines of credit	34,509	106	140	34,755	34,263	118	149	34,530
1-4 Family residential construction	12,635	0	0	12,635	13,837	0	72	13,909
Total residential mortgage	356,861	6,113	3,333	366,307	359,830	7,400	4,080	371,310
Commercial:
Commercial loans secured by real estate	143,955	1,064	1,550	146,569	145,055	405	1,755	147,215
Commercial and industrial	40,281	42	154	40,477	41,730	434	223	42,387
Political subdivisions	10,436	0	0	10,436	16,291	0	0	16,291
Commercial construction and land	12,580	111	2,001	14,692	14,303	32	2,668	17,003
Loans secured by farmland	6,915	820	867	8,602	9,267	329	872	10,468
Multi-family (5 or more) residential	10,905	1	0	10,906	10,985	0	0	10,985
Agricultural loans	3,114	0	45	3,159	3,203	13	35	3,251
Other commercial loans	14,343	0	0	14,343	14,631	0	0	14,631
Total commercial	242,529	2,038	4,617	249,184	255,465	1,213	5,553	262,231
Consumer	10,177	111	39	10,327	10,516	171	75	10,762

Totals	$609,567	$8,262	$7,989	$625,818	$625,811	$8,784	$9,708	$644,303

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at March 31, 2014 and December 31, 2013 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
March 31, 2014 Nonaccrual Totals	$7,816	$612	$5,829	$14,257
December 31, 2013 Nonaccrual Totals	$7,878	$479	$6,577	$14,934

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at March 31, 2014 and December 31, 2013 is as follows:

Troubled Debt Restructurings

(TDRs):

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
March 31, 2014 Totals	$2,197	$823	$0	$112	$3,132
December 31, 2013 Totals	$3,254	$13	$0	$908	$4,175

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TDRs that occurred during the three-month periods ended March 31, 2014 and 2013 are as follows:

Three Months Ended March 31, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$83	$83

Three Months Ended March 31, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans – first liens	5	$534	$534
Residential mortgage loans – junior liens	2	37	37

The TDR in the three-month period ended March 31, 2014 included a reduction in interest rate and payment amount required on a residential mortgage loan. There was no allowance for loan losses on this loan at March 31, 2014, and no change in the allowance for loan losses resulting from this TDR.

The TDRs in the three-month period ended March 31, 2013 included extensions of final maturity date (3 contracts), reduction in interest rate (2 contracts), reduction in payment amount (1 contract), and interest only (1 contract). There was no allowance for loan losses on these loans at March 31, 2013 and no change in the allowance for loan losses resulting from these TDRs.

In the three-month periods ended March 31, 2014 and 2013, there were no changes in the allowance for loan losses resulting from the TDRs that occurred during those periods.

In the first quarter 2014, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
(Balances in Thousands)	of	Recorded
	Contracts	Investment
Residential mortgage,
Residential mortgage loans – first liens	1	$140
Commercial,
Loans secured by farmland	4	490

The events of default in the table listed above resulted from the borrowers’ failure to make interest only monthly payments. There were no allowances for loan losses recorded on these loans at March 31, 2014.

In the first quarter 2013, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Mar. 31	Dec. 31
	2014	2013
FHLB-Pittsburgh borrowings	$0	$20,000
Customer repurchase agreements	4,730	3,385
Total short-term borrowings	$4,730	$23,385

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $450,133,000 at March 31, 2014 and $453,792,000 at December 31, 2013. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $2,821,000 at March 31, 2014 and $3,656,000 at December 31, 2013.

The short-term borrowing from the FHLB-Pittsburgh matured in January 2014 and had an interest rate of 0.24%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at March 31, 2014 and December 31, 2013. The carrying value of the underlying securities was $11,454,000 at March 31, 2014 and $11,269,000 at December 31, 2013.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:

(In Thousands)	Mar. 31,	Dec. 31,
	2014	2013
FHLB-Pittsburgh borrowings	$12,270	$12,338
Repurchase agreements	61,000	61,000
Total long-term borrowings	$73,270	$73,338

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Mar. 31,	Dec. 31,
	2014	2013
Loan maturing in 2016 with a rate of 6.86%	$142	$153
Loan maturing in 2017 with a rate of 6.83%	20	22
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	1,107	1,146
Loan maturing in 2025 with a rate of 4.91%	1,001	1,017
Total long-term FHLB-Pittsburgh borrowings	$12,270	$12,338

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Mar. 31,	Dec. 31,
	2014	2013
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$61,000

The Corporation incurred a loss of $1,023,000 in the first quarter 2013 on prepayment of $7,000,000 of the agreement with an interest rate of 3.595%. Each of these borrowings is putable by the issuer at quarterly intervals.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $76,863,000 at March 31, 2014 and $79,814,000 at December 31, 2013.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at March 31, 2014 and December 31, 2013, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

Defined Benefit Plans
(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$0	$0	$9	$10
Interest cost	18	18	14	14
Expected return on plan assets	(22)	(23)	0	0
Amortization of transition (asset) obligation	0	0	0	0
Amortization of prior service cost	0	0	(8)	(8)
Recognized net actuarial loss	4	8	0	0
Net periodic benefit cost	$0	$3	$15	$16

In the first three months of 2014, the Corporation funded postretirement contributions totaling $14,000, with estimated annual postretirement contributions of $60,000 expected in 2014 for the full year. The Corporation made no contribution to the defined benefit pension plan in the first quarter 2014. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2014, though the Corporation may make discretionary contributions.

10. STOCK-BASED COMPENSATION PLANS

In January 2014, the Corporation granted options to purchase a total of 39,027 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2013, the Corporation granted options to purchase a total of 64,050 shares of common stock. The exercise price for the 2014 awards is $20.45 per share, and the exercise price for the 2013 awards is $19.21 per share, based on the market price as of the date of grant. Stock option expense is recognized over the vesting period of each option. The Corporation expects total stock option expense for the year ending December 31, 2014 will be $153,000, and total stock option expense for the year ended December 31, 2013 was $242,000.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation records stock option expense based on estimated fair value calculated using an option valuation model. In calculating the 2014 and 2013 fair values, the Corporation utilized the Black-Scholes-Merton option-pricing model. The calculated fair value of each option granted, and significant assumptions used in the calculations, are as follows:

	2014	2013
Fair value of each option granted	$5.50	$5.56
Volatility	39%	41%
Expected option lives	8 Years	8 Years
Risk-free interest rate	2.85%	1.60%
Dividend yield	4.33%	3.69%

In calculating the estimated fair value of stock option awards, management based its estimates of volatility and dividend yield on the Corporation’s experience over the immediately prior period of time consistent with the estimated lives of the options. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips with an applicable maturity as of the grant dates. The expected option lives were based on management’s estimates of the average term for all options issued under both plans. In 2014, management assumed a 34% forfeiture rate for options granted under the Stock Incentive Plan, and a 3% forfeiture rate for the Directors Stock Incentive Plan. In 2013, management assumed a 33% forfeiture rate for options granted under the Stock Incentive Plan, and a 0% forfeiture rate for the Directors Stock Incentive Plan. These estimated forfeiture rates were determined based on the Corporation’s historical experience.

In January 2014, the Corporation awarded a total of 16,711 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2013, a total of 37,886 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first quarter 2014 based on an assumption that the ROAE target for 2014 will be met.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2014	2013
Stock options	$95	$166
Restricted stock	117	121
Total	$212	$287

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. INCOME TAXES

The net deferred tax asset at March 31, 2014 and December 31, 2013 represents the following temporary difference components:

	March 31,	December 31,
(In Thousands)	2014	2013
Deferred tax assets:
Unrealized holding losses on securities	$0	$541
Net realized losses on securities	91	91
Allowance for loan losses	2,920	3,032
Credit for alternative minimum tax paid	1,754	1,905
Other deferred tax assets	2,118	2,332
Total deferred tax assets	6,883	7,901

Deferred tax liabilities:
Unrealized holding gains on securities	1,316	0
Defined benefit plans - ASC 835	54	6
Bank premises and equipment	1,341	1,314
Core deposit intangibles	27	30
Other deferred tax liabilities	327	207
Total deferred tax liabilities	3,065	1,557
Deferred tax asset, net	$3,818	$6,344

The provision for income tax for the three-month periods ended March 31, 2014 and 2013 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended
(In thousands)	March 31,
	2014	2013
Income before income tax provision	$5,687	$6,290
Income tax provision	1,399	1,584
Effective tax rate	24.60%	25.18%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $974,000 at March 31, 2014 and $996,000 at December 31, 2013 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2014, the estimated amount of tax credits and other tax benefits to be received is $159,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $83,000. For the year ended December 31, 2013, tax credits and other tax benefits totaled $160,000 and the amount recognized as a reduction of the provision for income taxes for 2013 was $85,000. In the first quarter 2014, the total reduction in the provision for income taxes resulting from this investment is $21,000, while there was no reduction in the provision for income taxes related to the investment in the first quarter 2013.

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This Update provides guidance on accounting for investments in flow-through limited liability entities that qualify for the federal low-income housing tax credit. Currently, under U.S. GAAP, a reporting entity that invests in a qualified affordable housing project may elect to account for that investment using the effective yield method if certain conditions are met, or alternatively, the investment would be accounted for under either the equity method or the cost method. Generally, investors in qualified affordable housing project investments expect to receive all of their return through the receipt of tax credits and tax deductions from operating losses, and use of the effective yield method results in recognition of the return as a reduction of income tax expense over the period of the investment. The amendments in this Update modify the conditions that a reporting entity must meet to be eligible to use a method other than the equity or cost methods to account for investments in qualified affordable housing projects. Additionally, the amendments introduce new recurring disclosure requirements about investments in qualified affordable housing projects. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2015, and are to be applied retrospectively. Information concerning the Corporation’s investments in qualified affordable housing projects is provided in Note 11 to these unaudited consolidated financial statements.

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

EARNINGS OVERVIEW

Net income in the first quarter 2014 totaled $4,288,000, or $0.35 per basic share and $0.34 per diluted share. Net income for the first quarter 2014 was up slightly from $0.34 per basic and diluted share for the fourth quarter 2013 and down from $0.38 per basic and diluted share in the first quarter 2013. First quarter 2014 earnings reflected an annualized return on average assets of 1.41% and an annualized return on average equity of 9.41%.

Some of the more significant fluctuations in the components of earnings between the first quarter 2014 and the first quarter 2013 are as follows:

·	Net interest income totaled $10,118,000 in the first quarter 2014, down 8.4% from $11,047,000 in the first quarter 2013. Over the course of 2013 and in the first quarter 2014, yields earned on securities and loans have fallen by more than interest rates paid on deposits and borrowings. Also, the average balance of loans outstanding was $39.6 million (5.9%) lower in the first quarter 2014 than in the first quarter 2013. The net interest margin was 3.89% in the first quarter 2014 as compared to 4.18% in the first quarter 2013.

·	The Corporation recorded a credit for loan losses (reduction in expense) of ($311,000) in the first quarter 2014 as compared to a provision for loan losses of $183,000 in the first quarter 2013. The credit for loan losses in the first quarter 2014 included the effects of a net reduction in specific allowances required on impaired loans of $143,000, and also included a reduction in the collectively determined portion of the allowance resulting from a decrease in loan balances outstanding.

Noninterest revenue of $3,751,000 in the first quarter 2014 was $92,000 lower than in the first quarter 2013. Gains from sales of residential mortgage loans totaled $151,000 in the first quarter 2014, down from $504,000 in the first quarter 2013, as volume fell mainly because of higher interest rates. Total Trust and brokerage revenue of $1,274,000 in the first quarter 2014 was $186,000 (17.1%) higher than the total in the first quarter 2013. The fair value of mortgage servicing rights increased $105,000 in the first quarter 2014 as compared to an increase in fair value of $8,000 in the first quarter 2013, mainly due to slower assumed prepayments of the mortgage loans being serviced.

·	In the first quarter 2014, the volume of securities sold was limited, as realized gains from available-for-sale securities totaled $31,000. In the first quarter 2013, the Corporation generated gains from sales of securities totaling $1,159,000 and also incurred losses from prepayment of borrowings of $1,023,000. Security gains in the first quarter 2013 included a gain of $571,000 from sale of a pooled trust-preferred security that had been written off in 2009. Also in the first quarter 2013, net realized gains from bank stocks totaled $497,000 and net gains from sales of other securities totaled $91,000. The loss from prepayment of borrowings resulted from prepayment of $7 million of a long-term borrowing under a repurchase agreement that has an annual interest rate of 3.595%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Noninterest expenses, excluding losses from prepayment of borrowings, totaled $8,524,000 in the first quarter 2014, down slightly from $8,553,000 in the first quarter 2013. The reduction in noninterest expenses in the first quarter 2014 as compared to the first quarter 2013 included a reduction in ATM and interchange processing expense of $61,000, mainly due to rate reductions stemming from negotiations in 2013.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2013	2013	2013	2013
Interest income	$11,406	$11,885	$12,027	$12,355	$12,647
Interest expense	1,288	1,354	1,396	1,415	1,600
Net interest income	10,118	10,531	10,631	10,940	11,047
(Credit) provision for loan losses	(311)	1,559	239	66	183
Net Interest income after (credit) provision for loan losses	10,429	8,972	10,392	10,874	10,864
Other income	3,751	4,124	4,293	4,191	3,843
Net gains on available-for-sale securities	31	266	193	100	1,159
Loss on prepayment of debt	0	0	0	0	1,023
Other expenses	8,524	7,788	8,610	8,520	8,553
Income before income tax provision	5,687	5,574	6,268	6,645	6,290
Income tax provision	1,399	1,349	1,579	1,671	1,584
Net income	$4,288	$4,225	$4,689	$4,974	$4,706
Net income per share – basic	$0.35	$0.34	$0.38	$0.40	$0.38
Net income per share – diluted	$0.34	$0.34	$0.38	$0.40	$0.38

CRITICAL ACCOUNTING POLICIES

The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect many of the reported amounts and disclosures. Actual results could differ from these estimates.

A material estimate that is particularly susceptible to significant change is the determination of the allowance for loan losses. Management believes the allowance for loan losses is adequate and reasonable. Analytical information related to the Corporation’s aggregate loans and the related allowance for loan losses is summarized by loan segment and classes of loans in Note 7 to the unaudited consolidated financial statements. Additional discussion of the Corporation’s allowance for loan losses is provided in a separate section later in Management’s Discussion and Analysis. Given the very subjective nature of identifying and valuing loan losses, it is likely that well-informed individuals could make materially different assumptions, and could, therefore calculate a materially different allowance value. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revisions in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

As described in Note 6 to the unaudited consolidated financial statements, management evaluates securities for other-than-temporary impairment (OTTI). In making that evaluation, consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) whether the Corporation intends to sell the security or more likely than not will be required to sell the security before its anticipated recovery. Management’s assessments of the likelihood and potential for recovery in value of securities are subjective and based on sensitive assumptions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month periods ended March 31, 2014 and March 31, 2013. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

For the three-month periods, fully taxable equivalent net interest income was $10,897,000 in 2014, $973,000 (8.2%) lower than in 2013. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $673,000 and changes in volume had the effect of decreasing net interest income $300,000 in 2014 compared to 2013. The most significant components of the rate-related change in net interest income in 2014 were a decrease in interest income of $655,000 attributable to lower rates earned on loans receivable and a decrease in interest income of $169,000 attributable to lower rates earned on available-for-sale securities, partially offset by a decrease in interest expense of $145,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume-related change in net interest income in 2014 were a decrease in interest income of $554,000 attributable to a decline in the balance of loans receivable, partially offset by an increase in interest income of $109,000 from an increase in available-for-sale securities, a decrease in interest expense of $98,000 attributable to a reduction in the balance of borrowed funds and a decrease in interest expense of $79,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit). As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.72% in 2014, as compared to 4.00% in 2013.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $12,185,000 in 2014, a decrease of 9.5% from 2013. Interest and fees on loans receivable decreased $1,209,000, or 12.4%. The average balance of gross loans receivable decreased 5.9% to $635,176,000 in 2014 from $674,769,000 in 2013. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.47% in 2014 from 5.88% in 2013 as rates on new loans have decreased.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $471,693,000 in 2014, an increase of $25,958,000 (5.8%) from 2013. The net increase in the Corporation’s available-for-sale securities portfolio was primarily made up of mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. Government agencies. The Corporation’s yield on securities was lower in 2014 than in 2013, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 3.08% for 2014 and 3.32% in 2013.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $312,000, or 19.5%, to $1,288,000 in 2014 from $1,600,000 in 2013. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.63% in 2014 from 0.74% in 2013.

Total average deposits (interest-bearing and noninterest-bearing) decreased 2.8%, to $945,178,000 in 2014 from $972,638,000 in 2013. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of demand deposits, interest checking and savings accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit and Individual Retirement Accounts have decreased significantly in 2014 as compared to 2013.

Total average borrowed funds decreased $4,212,000 to $83,349,000 in 2014 from $87,561,000 in 2013. In the first quarter 2013, the Corporation prepaid $7,000,000 of long-term debt with an interest rate of 3.595%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended
	March 31,		Increase/
(In Thousands)	2014	2013	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$1,891	$1,799	$92
Tax-exempt	1,694	1,846	(152)
Total available-for-sale securities	3,585	3,645	(60)
Interest-bearing due from banks	30	28	2
Loans held for sale	3	21	(18)
Loans receivable:
Taxable	7,998	9,225	(1,227)
Tax-exempt	569	551	18
Total loans receivable	8,567	9,776	(1,209)
Total Interest Income	12,185	13,470	(1,285)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	52	52	0
Money market	69	72	(3)
Savings	29	29	0
Certificates of deposit	289	461	(172)
Individual Retirement Accounts	115	164	(49)
Total interest-bearing deposits	554	778	(224)
Borrowed funds:
Short-term	5	1	4
Long-term	729	821	(92)
Total borrowed funds	734	822	(88)
Total Interest Expense	1,288	1,600	(312)

Net Interest Income	$10,897	$11,870	($973)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months
	Ended	Rate of	Ended	Rate of
	3/31/2014	Return/	3/31/2013	Return/
	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities, at amortized cost:
Taxable	$345,663	2.22%	$315,612	2.31%
Tax-exempt	126,030	5.45%	130,123	5.75%
Total available-for-sale securities	471,693	3.08%	445,735	3.32%
Interest-bearing due from banks	30,099	0.40%	29,638	0.38%
Federal funds sold	0	0.00%	15	0.00%
Loans held for sale	119	10.22%	2,193	3.88%
Loans receivable:
Taxable	595,514	5.45%	636,278	5.88%
Tax-exempt	39,662	5.82%	38,491	5.81%
Total loans receivable	635,176	5.47%	674,769	5.88%
Total Earning Assets	1,137,087	4.35%	1,152,350	4.74%
Cash	16,299		16,080
Unrealized gain/loss on securities	2,752		16,270
Allowance for loan losses	(8,780)		(7,126)
Bank premises and equipment	17,283		18,655
Intangible Asset - Core Deposit Intangible	83		132
Intangible Asset - Goodwill	11,942		11,942
Other assets	42,326		43,376
Total Assets	$1,218,992		$1,251,679

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$179,617	0.12%	$174,149	0.12%
Money market	195,596	0.14%	202,129	0.14%
Savings	118,529	0.10%	116,538	0.10%
Certificates of deposit	134,833	0.87%	160,011	1.17%
Individual Retirement Accounts	122,389	0.38%	134,076	0.50%
Other time deposits	812	0.00%	845	0.00%
Total interest-bearing deposits	751,776	0.30%	787,748	0.40%
Borrowed funds:
Short-term	10,049	0.20%	4,220	0.10%
Long-term	73,300	4.03%	83,341	4.00%
Total borrowed funds	83,349	3.57%	87,561	3.81%
Total Interest-bearing Liabilities	835,125	0.63%	875,309	0.74%
Demand deposits	193,402		184,890
Other liabilities	8,158		8,875
Total Liabilities	1,036,685		1,069,074
Stockholders' equity, excluding other comprehensive income/loss	180,440		172,578
Other comprehensive income/loss	1,867		10,027
Total Stockholders' Equity	182,307		182,605
Total Liabilities and Stockholders' Equity	$1,218,992		$1,251,679
Interest Rate Spread		3.72%		4.00%
Net Interest Income/Earning Assets		3.89%		4.18%

Total Deposits (Interest-bearing and Demand)	$945,178		$972,638

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 3/31/14 vs. 3/31/13
	Change in	Change in	Total
	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$166	($74)	$92
Tax-exempt	(57)	(95)	(152)
Total available-for-sale securities	109	(169)	(60)
Interest-bearing due from banks	0	2	2
Loans held for sale	(32)	14	(18)
Loans receivable:
Taxable	(571)	(656)	(1,227)
Tax-exempt	17	1	18
Total loans receivable	(554)	(655)	(1,209)
Total Interest Income	(477)	(808)	(1,285)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	2	(2)	0
Money market	(2)	(1)	(3)
Savings	0	0	0
Certificates of deposit	(66)	(106)	(172)
Individual Retirement Accounts	(13)	(36)	(49)
Total interest-bearing deposits	(79)	(145)	(224)
Borrowed funds:
Short-term	2	2	4
Long-term	(100)	8	(92)
Total borrowed funds	(98)	10	(88)
Total Interest Expense	(177)	(135)	(312)

Net Interest Income	($300)	($673)	($973)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME
(In Thousands)
	3 Months Ended
	March 31,		$	%
	2014	2013	Change	Change
Service charges on deposit accounts	$1,223	$1,226	($3)	(0.2)
Service charges and fees	127	134	(7)	(5.2)
Trust and financial management revenue	1,047	944	103	10.9
Brokerage revenue	227	144	83	57.6
Insurance commissions, fees and premiums	32	45	(13)	(28.9)
Interchange revenue from debit card transactions	453	464	(11)	(2.4)
Net gains from sales of loans	151	504	(353)	(70.0)
Increase in fair value of servicing rights	105	8	97	1,212.5
Increase in cash surrender value of life insurance	88	93	(5)	(5.4)
Other operating income	298	281	17	6.02
Total other operating income before realized gains on available-for-sale securities, net	$3,751	$3,843	($92)	(2.4)

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V decreased $92,000 or 2.4%, in the first three months of 2014 as compared to the first three months of 2013. The most significant variances include the following:

·	Net gains from sales of loans decreased $353,000, or 70.0%. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The decrease in revenue in 2014 reflects decreases in volume, including the impact of refinancing activity.

·	Trust and financial management revenue increased $103,000, or 10.9%, as a result of asset growth and timing of receipt of cash basis revenue.

·	Brokerage revenue increased $83,000, or 57.6%, as result of increased annuity sales.

·	The fair value of servicing rights associated with residential mortgage loans increased $105,000 in the first quarter 2014, as compared to an increase of $8,000 in the first quarter 2013. The larger increase in fair value in 2014 resulted mainly from slower prepayment assumptions driven by market assumptions of higher interest rates.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST EXPENSE

(In Thousands)

	3 Months Ended
	March 31,		$	%
	2014	2013	Change	Change
Salaries and wages	$3,565	$3,600	($35)	(1.0)
Pensions and other employee benefits	1,319	1,255	64	5.1
Occupancy expense, net	715	634	81	12.8
Furniture and equipment expense	472	494	(22)	(4.5)
FDIC Assessments	147	152	(5)	(3.3)
Pennsylvania shares tax	341	350	(9)	(2.6)
Professional fees	148	157	(9)	(5.7)
Automated teller machine and interchange expense	211	272	(61)	(22.4)
Software subscriptions	190	223	(33)	(14.8)
Loss on prepayment of debt	0	1,023	(1,023)	(100.0)
Other operating expense	1,416	1,416	0	0.0
Total Other Expense	$8,524	$9,576	($1,052)	(11.0)

As shown in Table VI, total noninterest expense decreased $1,052,000 or 11.0% in the first three months of 2014 as compared to the first three months of 2013. The decrease in expense included the loss on prepayment of debt of $1,023,000 in 2013 compared to no loss in 2014. Excluding the loss on prepayment of debt in 2013, total noninterest expense decreased $29,000. Other significant variances include the following:

·	Automated teller machine and interchange expenses decreased $61,000, or 22.4%, mainly from benefits derived from a consulting project in 2013.

·	Pensions and other employee benefits increased $64,000, or 5.1%. Health care expense increased $48,000, as the amount of claims incurred during the first quarter 2014 was higher than in the first quarter 2013. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

·	Occupancy expense increased $81,000, or 12.8%. This increase related primarily to weather related expenses such as snow removal and maintenance.

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

Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition in 2014.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The allowance for loan losses was $8,343,000 at March 31, 2014, down from $8,663,000 at December 31, 2013. As shown in Table VIII, the specific allowance on impaired loans totaled $2,190,000 at March 31, 2014, which was $143,000 lower than the total specific allowance at December 31, 2013. Table VIII also shows the collectively determined components of the allowance for residential, commercial and consumer loans were $173,000 lower at March 31, 2014 than at December 31, 2013. The collectively determined components of these segments decreased due to lower loan balances at March 31, 2014 as compared to December 31, 2013. The collectively determined allowance for these segments were also lower because the net charge-off percentage used to determine a portion of the collectively determined allowance was lower in the first three months of 2014 as compared to the percentage used throughout 2013. (The Corporation used net charge-offs as a percentage of average outstanding loans for the previous thirty-six months to estimate a portion of the collectively determined allowance at both March 31, 2014 and December 31, 2013.)

The (credit) provision for loan losses by segment in the three-month periods ended March 31, 2014 and 2013 is as follows:

(In Thousands)	3 Months Ended
	March 31,	March 31,
	2014	2013
Residential mortgage	($119)	$253
Commercial	(135)	(23)
Consumer	(53)	(4)
Unallocated	(4)	(43)

Total	($311)	$183

The (credit) for loan losses in the first quarter 2014 included the net effect of a reduction in specific allowances on impaired loans of $143,000, while net charge-offs totaled only $9,000. The $135,000 credit for the commercial segment in the first quarter 2014 included the effect of a recoveries totaling $251,000 on previously charged-off loans, and the $23,000 credit for the commercial segment in the first quarter 2013 also included the effect of recoveries totaling $251,000. Reductions in outstanding balances of loans for all of the segments contributed to reductions in the provision that would otherwise have been required in the first quarter of 2014 and 2013. The decrease in the provision for loan losses for all segments in the first quarter 2014 over the first quarter 2013 also resulted from decreases in net charge-off percentages used in determining the collectively evaluated portions of the allowance for loan losses as described above. The $253,000 provision for the residential segment in the first quarter 2013 included the effect of an increase in the net charge-off percentage used in determining the collectively evaluated portion of the allowance.

Table IX presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table IX shows total impaired loans of $15,006,000 at March 31, 2014, down from the corresponding amount at December 31, 2013 of $16,321,000. Though down from year-end 2013, the amount of impaired loans (as well as nonperforming loans as reflected in the table) at March 31, 2014 is significantly higher than it was from 2009 through 2012. The increase in impaired and nonperforming loans at March 31, 2014 and December 31, 2013 as compared to the other periods presented reflected the classification as nonperforming of two large commercial loans with outstanding balances totaling $7,559,000 at March 31, 2014 and $7,599,000 at December 31, 2013. The total of the specific allowance for loan losses on those two loans amounted to $1,575,000 at March 31, 2014 and $1,624,000 at December 31, 2013.

Table IX reflects a lower amount of total loans past due 30-89 days and still accruing interest at March 31, 2014 of $7,650,000 as compared to the December 31, 2013 total of $8,305,000, mainly due to a lower amount of past due residential mortgage loans. Also, total loans past due 90 days or more and still accruing interest was down at March 31, 2014 to $2,160,000 from $3,131,000. As part of its normal quarterly procedures, management reviewed loans past due 90 days or more at March 31, 2014, and determined the loans remaining in accrual status to be well secured and in the process of collection. Each period presented in Table IX includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of March 31, 2014. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Tables VII through X present historical data related to loans and the allowance for loan losses.

TABLE VII - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	3 Months Ended
	March 31,	March 31,	Years Ended December 31,
	2014	2013	2013	2012	2011	2010	2009
Balance, beginning of year	$8,663	$6,857	$6,857	$7,705	$9,107	$8,265	$7,857
Charge-offs:
Residential mortgage	(19)	(52)	(95)	(552)	(100)	(340)	(146)
Commercial	(229)	(108)	(459)	(498)	(1,189)	(91)	(39)
Consumer	(26)	(33)	(117)	(171)	(157)	(188)	(293)
Total charge-offs	(274)	(193)	(671)	(1,221)	(1,446)	(619)	(478)
Recoveries:
Residential mortgage	0	0	24	18	3	55	8
Commercial	251	251	348	8	255	113	77
Consumer	14	20	58	59	71	102	121
Total recoveries	265	271	430	85	329	270	206
Net recoveries (charge-offs)	(9)	78	(241)	(1,136)	(1,117)	(349)	(272)
Provision (credit) for loan losses	(311)	183	2,047	288	(285)	1,191	680
Balance, end of period	$8,343	$7,118	$8,663	$6,857	$7,705	$9,107	$8,265

Net (recoveries) charge-offs as a % of average loans	0.00%	-0.01%	0.04%	0.16%	0.16%	0.05%	0.04%

TABLE VIII - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	Mar. 31,	As of December 31,
	2014	2013	2012	2011	2010	2009
ASC 310 - Impaired loans	$2,190	$2,333	$623	$1,126	$2,288	$1,126
ASC 450 - Collective segments:
Commercial	2,535	2,583	2,594	2,811	3,047	2,677
Residential mortgage	3,096	3,156	3,011	3,130	3,227	3,859
Consumer	128	193	188	204	232	281
Unallocated	394	398	441	434	313	322
Total Allowance	$8,343	$8,663	$6,857	$7,705	$9,107	$8,265

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IX - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	March 31,	As of December 31,
	2014	2013	2012	2011	2010	2009
Impaired loans with a valuation allowance	$9,576	$9,889	$2,710	$3,433	$5,457	$2,690
Impaired loans without a valuation allowance	5,430	6,432	4,719	4,431	3,191	3,257
Total impaired loans	$15,006	$16,321	$7,429	$7,864	$8,648	$5,947

Total loans past due 30-89 days and still accruing	$7,650	$8,305	$7,756	$7,898	$7,125	$9,445

Nonperforming assets:
Total nonaccrual loans	$14,257	$14,934	$7,353	$7,197	$10,809	$9,092
Total loans past due 90 days or more and still accruing	2,160	3,131	2,311	1,267	727	31
Total nonperforming loans	16,417	18,065	9,664	8,464	11,536	9,123
Foreclosed assets held for sale (real estate)	1,321	892	879	1,235	537	873
Total nonperforming assets	$17,738	$18,957	$10,543	$9,699	$12,073	$9,996

Loans subject to troubled debt restructurings (TDRs):
Performing	$3,020	$3,267	$906	$1,064	$645	$326
Nonperforming	112	908	1,155	2,413	0	0
Total TDRs	$3,132	$4,175	$2,061	$3,477	$645	$326

Total nonperforming loans as a % of loans	2.62%	2.80%	1.41%	1.19%	1.58%	1.27%
Total nonperforming assets as a % of assets	1.44%	1.53%	0.82%	0.73%	0.92%	0.76%
Allowance for loan losses as a % of total loans	1.33%	1.34%	1.00%	1.09%	1.25%	1.15%
Allowance for loan losses as a % of nonperforming loans	50.82%	47.95%	70.95%	91.03%	78.94%	90.60%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	Mar. 31,	As of December 31,
	2014	2013	2012	2011	2010	2009
Residential mortgage:
Residential mortgage loans - first liens	$295,869	$299,831	$311,627	$331,015	$333,012	$340,268
Residential mortgage loans - junior liens	23,048	23,040	26,748	28,851	31,590	35,734
Home equity lines of credit	34,755	34,530	33,017	30,037	26,853	23,577
1-4 Family residential construction	12,635	13,909	12,842	9,959	14,379	11,452
Total residential mortgage	366,307	371,310	384,234	399,862	405,834	411,031
Commercial:
Commercial loans secured by real estate	146,569	147,215	158,413	156,388	167,094	163,483
Commercial and industrial	40,477	42,387	48,442	57,191	59,005	49,753
Political subdivisions	10,436	16,291	31,789	37,620	36,480	37,598
Commercial construction and land	14,692	17,003	28,200	23,518	24,004	15,264
Loans secured by farmland	8,602	10,468	11,403	10,949	11,353	11,856
Multi-family (5 or more) residential	10,906	10,985	6,745	6,583	7,781	8,338
Agricultural loans	3,159	3,251	3,053	2,987	3,472	3,848
Other commercial loans	14,343	14,631	362	552	392	638
Total commercial	249,184	262,231	288,407	295,788	309,581	290,778
Consumer	10,327	10,762	11,269	12,665	14,996	19,202
Total	625,818	644,303	683,910	708,315	730,411	721,011
Less: allowance for loan losses	(8,343)	(8,663)	(6,857)	(7,705)	(9,107)	(8,265)
Loans, net	$617,475	$635,640	$677,053	$700,610	$721,304	$712,746

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At March 31, 2014, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $32,821,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $26,753,000 at March 31, 2014.

The Corporation’s outstanding, available, and total credit facilities at March 31, 2014 and December 31, 2013 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,
	2014	2013	2014	2013	2014	2013
Federal Home Loan Bank of Pittsburgh	$12,270	$34,335	$319,935	$304,875	$332,205	$339,210
Federal Reserve Bank Discount Window	0	0	25,780	26,078	25,780	26,078
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$12,270	$34,335	$390,715	$375,953	$402,985	$410,288

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At March 31, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,270,000. At December 31, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh included a short-term borrowing of $20,000,000, long-term borrowings with a total amount of $12,338,000 and a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At March 31, 2014, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $265,948,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at March 31, 2014 and December 31, 2013 are presented below. Management believes, as of March 31, 2014 and December 31, 2013, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014:
Total capital to risk-weighted assets:
Consolidated	$179,480	27.71%	$51,819	³8%	n/a	n/a
C&N Bank	163,953	25.65%	51,129	³8%	$63,911	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,073	26.26%	25,910	³4%	n/a	n/a
C&N Bank	155,928	24.40%	25,564	³4%	38,347	³6%
Tier 1 capital to average assets:
Consolidated	170,073	14.11%	48,223	³4%	n/a	n/a
C&N Bank	155,928	13.05%	47,798	³4%	59,747	³5%

December 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$177,693	26.60%	$53,449	³8%	n/a	n/a
C&N Bank	162,610	24.65%	52,783	³8%	$65,979	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	168,039	25.15%	26,724	³4%	n/a	n/a
C&N Bank	154,323	23.39%	26,392	³4%	39,588	³6%
Tier 1 capital to average assets:
Consolidated	168,039	13.78%	48,783	³4%	n/a	n/a
C&N Bank	154,323	12.77%	48,348	³4%	60,435	³5%

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $2,442,000 at March 31, 2014 and ($1,004,000) at December 31, 2013. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at March 31, 2014.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $100,000 at March 31, 2014 and $11,000 at December 31, 2013.

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

COMPREHENSIVE INCOME

Comprehensive Income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as Other Comprehensive Income. Changes in the components of Accumulated Other Comprehensive Income (Loss) are included in Other Comprehensive Income, and for the Corporation, consist of changes in unrealized gains or losses on available-for-sale securities and changes in underfunded or overfunded defined benefit plans.

Comprehensive Income totaled $7,823,000 for the three months ended March 31, 2014 as compared to $2,774,000 in the first three months of 2013. In the first three months of 2014, Comprehensive Income included: (1) Net Income of $4,288,000, which was $418,000 lower than in the three months of 2013; (2) Other Comprehensive Income from unrealized gains on available-for-sale securities, net of deferred income tax, of $3,446,000 as compared to Other Comprehensive Loss of $2,345,000 in the three months of 2013; and (3) Other Comprehensive Income from defined benefit plans of $89,000 in the first three months of 2014 as compared to $413,000 in the first three months of 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The effective income tax rate was 24.60% in the first quarter 2014, down slightly from 24.95% in the year ended December 31, 2013 and 25.18% in the first quarter 2013. The reduction in the effective tax rate in the first quarter 2014 resulted mainly from the marginal effect of lower pre-tax income. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At March 31, 2014, the net deferred tax asset was $3,818,000, down from $6,344,000 at December 31, 2013. At March 31, 2014, the deferred tax liability associated with unrealized gains on available-for-sale securities was $1,316,000 as compared to a deferred tax asset on the unrealized loss on available-for-sale securities at December 31, 2013 of $541,000.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at March 31, 2014 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of January 31, 2014 and December 31, 2013. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XI - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

January 31, 2014 Data
(In Thousands)		Period Ending January 31, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$51,891	$22,295	$29,596	-22.9%	25.0%
+300	49,817	17,572	32,245	-16.0%	20.0%
+200	47,735	13,240	34,495	-10.1%	15.0%
+100	45,543	9,133	36,410	-5.1%	10.0%
0	43,406	5,027	38,379	0.0%	0.0%
-100	41,071	4,858	36,213	-5.6%	10.0%
-200	39,504	4,857	34,647	-9.7%	15.0%
-300	38,733	4,857	33,876	-11.7%	20.0%
-400	38,645	4,857	33,788	-12.0%	25.0%

	Market Value of Portfolio Equity at January 31, 2014

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$161,140	-27.4%	50.0%
+300	174,226	-21.5%	45.0%
+200	189,837	-14.5%	35.0%
+100	205,518	-7.4%	25.0%
0	221,903	0.0%	0.0%
-100	225,734	1.7%	25.0%
-200	232,404	4.7%	35.0%
-300	252,239	13.7%	45.0%
-400	287,510	29.6%	50.0%

December 31, 2013 Data
(In Thousands)		Period Ending December 31, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,993	$23,975	$30,018	-24.4%	25.0%
+300	51,748	18,975	32,773	-17.4%	20.0%
+200	49,496	14,091	35,405	-10.8%	15.0%
+100	47,146	9,552	37,594	-5.3%	10.0%
0	44,821	5,123	39,698	0.0%	0.0%
-100	42,432	4,897	37,535	-5.4%	10.0%
-200	40,747	4,895	35,852	-9.7%	15.0%
-300	40,059	4,895	35,164	-11.4%	20.0%
-400	39,968	4,895	35,073	-11.7%	25.0%

	Market Value of Portfolio Equity at December 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$161,652	-28.5%	50.0%
+300	175,176	-22.6%	45.0%
+200	192,513	-14.9%	35.0%
+100	209,428	-7.4%	25.0%
0	226,204	0.0%	0.0%
-100	230,189	1.8%	25.0%
-200	233,902	3.4%	35.0%
-300	250,451	10.7%	45.0%
-400	282,994	25.1%	50.0%

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

Equity securities held as of March 31, 2014 and December 31, 2013 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of March 31, 2014.

TABLE XII - EQUITY SECURITIES RISK

(In Thousands)

	March 31,	Dec. 31,
	2014	2013
Cost	$6,128	$6,038
Fair Value	9,032	8,924
Hypothetical 10% Decline In Market Value	(903)	(892)
Hypothetical 20% Decline In Market Value	(1,806)	(1,785)

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Corporation continued to utilize the 1992 Framework.

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

Item 1A. Risk Factors

Except for the risk factor labeled “Biggert-Waters Flood Insurance Act,” which is discussed in the following paragraphs, there have been no material changes from the risk factors previously disclosed in Item 1A of the Corporation’s Form 10-K filed February 20, 2014.

The Corporation’s Form 10-K for the year ended December 31, 2013 included the description of a risk factor related to significantly increasing costs of flood insurance for borrowers as a result of changes in the National Flood Insurance Program resulting from the Biggert-Waters Flood Insurance Act. In March 2014, Congress passed, and President Obama signed, a new law titled the Homeowner Flood Insurance Affordability Act. The new law repeals and modifies certain provisions of the Biggert-Waters Flood Insurance Act, including (among other changes) provision of a limit on annual rate increases of 18% and elimination of a sales trigger that had required home buyers to pay the full risk rate for flood insurance when a home was sold.

Although the Homeowner Flood Insurance Affordability Act defers some of the rate increases, the intent of the new law remains consistent with the intent of the Biggert-Waters Flood Insurance Act to phase out or reduce the federal government’s subsidization of the cost of flood insurance policies. Accordingly, the risk continues to exist that reductions in collateral values associated with properties located in flood zones that secure some of the Corporation’s residential and commercial loans could occur, and some borrowers may become unable or unwilling to make their loan payments as a result of the increased costs of flood insurance. These potential results could have a material effect on the Corporation’s financial condition, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Corporation’s Board of Directors authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Corporation’s Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provide that: (1) the treasury stock repurchase programs became effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of March 31, 2014, the maximum additional value available for purchases under this program was $980,694.

In the first quarter 2014, the Corporation made no purchases of its equity securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6. Exhibits

2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including
indentures	Not applicable

10. Material contracts:
10.1 Form of Restricted Stock agreement dated January 24, 2014
between the Corporation and certain officers pursuant to	the Corporation’s Form 10-K filed
the Citizens & Northern Corporation Stock Incentive Plan	February 20, 2014

10.2 Form of Stock Option and Restricted Stock agreement	Incorporated by reference to Exhibit 10.2 of
dated January 3, 2014 between the Corporation and its	the Corporation’s Form 10-K filed
independent directors pursuant to the Citizens & Northern	February 20, 2014
Corporation Independent Directors Stock Incentive Plan

10.3 Form of Stock Option agreement dated January 3, 2014	Incorporated by reference to Exhibit 10.3 of
between the Corporation and its executive officers pursuant	the Corporation’s Form 10-K filed
to the Citizens & Northern Corporation Stock Incentive Plan	February 20, 2014

10.4 Form of Restricted Stock agreement dated January 3, 2014	Incorporated by reference to Exhibit 10.4 of
between the Corporation and its executive officers pursuant to	the Corporation’s Form 10-K filed
the Citizens & Northern Corporation Stock Incentive Plan	February 20, 2014

10.5 Form of Restricted Stock agreement dated January 3, 2014	Incorporated by reference to Exhibit 10.5 of
between the Corporation and certain officers pursuant to	the Corporation’s Form 10-K filed
the Citizens & Northern Corporation Stock Incentive Plan	February 20, 2014

11. Statement re: computation of per share earnings	Information concerning the computation of
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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION

May 9, 2014	By:/s/ Charles H. Updegraff, Jr.
Date	President and Chief Executive Officer

May 9, 2014	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

