Form 10-Q
period 2014-06-30
CITIZENS & NORTHERN CORP
filed 2014-08-08
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,377,394 Shares Outstanding on August 5, 2014

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks:
Noninterest-bearing	$28,316	$15,917
Interest-bearing	31,632	28,702
Total cash and due from banks	59,948	44,619
Available-for-sale securities, at fair value	512,748	482,658
Loans held for sale	0	54

Loans receivable	621,614	644,303
Allowance for loan losses	(7,267)	(8,663)
Loans, net	614,347	635,640
Bank-owned life insurance	21,922	21,743
Accrued interest receivable	3,813	4,146
Bank premises and equipment, net	16,647	17,430
Foreclosed assets held for sale	1,419	892
Deferred tax asset, net	1,837	6,344
Intangible asset - Core deposit intangibles	70	87
Intangible asset - Goodwill	11,942	11,942
Other assets	11,512	12,140
TOTAL ASSETS	$1,256,205	$1,237,695

LIABILITIES
Deposits:
Noninterest-bearing	$208,849	$191,245
Interest-bearing	770,390	763,271
Total deposits	979,239	954,516
Short-term borrowings	4,637	23,385
Long-term borrowings	73,201	73,338
Accrued interest and other liabilities	9,955	6,984
TOTAL LIABILITIES	1,067,032	1,058,223

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference per share; no shares issued at June 30, 2014 and December 31, 2013	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2014 and 2013; issued 12,636,549 at June 30, 2014 and 12,596,540 at December 31, 2013	12,636	12,596
Paid-in capital	70,964	70,105
Retained earnings	103,276	101,216
Treasury stock, at cost; 186,544 shares at June 30, 2014
and 206,477 shares at December 31, 2013	(3,119)	(3,452)
Sub-total	183,757	180,465
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	5,316	(1,004)
Defined benefit plans gain	100	11
Total accumulated other comprehensive income (loss)	5,416	(993)
TOTAL STOCKHOLDERS' EQUITY	189,173	179,472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,256,205	$1,237,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended		Fiscal Year To Date
(In Thousands Except Per Share Data) (Unaudited)	June 30,	June 30,	6 Months Ended June 30,
INTEREST INCOME	2014	2013	2014	2013
Interest and fees on loans	$8,085	$9,028	$16,083	$18,253
Interest on balances with depository institutions	32	23	62	51
Interest on loans to political subdivisions	334	323	707	685
Interest on mortgages held for sale	5	12	8	33
Income from available-for-sale securities:
Taxable	1,961	1,663	3,763	3,380
Tax-exempt	1,080	1,243	2,191	2,455
Dividends	66	63	155	145
Total interest and dividend income	11,563	12,355	22,969	25,002
INTEREST EXPENSE
Interest on deposits	553	673	1,107	1,451
Interest on short-term borrowings	1	2	6	3
Interest on long-term borrowings	736	740	1,465	1,561
Total interest expense	1,290	1,415	2,578	3,015
Net interest income	10,273	10,940	20,391	21,987
Provision for loan losses	446	66	135	249
Net interest income after provision for loan losses	9,827	10,874	20,256	21,738
OTHER INCOME
Service charges on deposit accounts	1,314	1,242	2,537	2,468
Service charges and fees	134	145	261	279
Trust and financial management revenue	1,138	1,045	2,185	1,989
Brokerage revenue	242	237	469	381
Insurance commissions, fees and premiums	27	59	59	104
Interchange revenue from debit card transactions	517	505	970	969
Net gains from sale of loans	265	552	416	1,056
(Decrease) increase in fair value of servicing rights	(53)	(3)	52	5
Increase in cash surrender value of life insurance	91	99	179	192
Net loss from premises and equipment	(1)	0	(1)	0
Other operating income	306	310	604	591
Sub-total	3,980	4,191	7,731	8,034
Total other-than-temporary impairment losses on available-for-sale securities	0	0	0	(25)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0	0	0
Net impairment losses recognized in earnings	0	0	0	(25)
Realized gains on available-for-sale securities, net	103	100	134	1,284
Total other income	4,083	4,291	7,865	9,293
OTHER EXPENSES
Salaries and wages	3,646	3,635	7,211	7,235
Pensions and other employee benefits	1,153	1,034	2,472	2,289
Occupancy expense, net	641	599	1,356	1,233
Furniture and equipment expense	466	483	938	977
FDIC Assessments	146	147	293	299
Pennsylvania shares tax	337	351	678	701
Professional fees	144	461	292	618
Automated teller machine and interchange expense	218	312	429	584
Software subscriptions	201	209	391	432
Loss on prepayment of debt	0	0	0	1,023
Other operating expense	1,395	1,289	2,811	2,705
Total other expenses	8,347	8,520	16,871	18,096
Income before income tax provision	5,563	6,645	11,250	12,935
Income tax provision	1,400	1,671	2,799	3,255
NET INCOME	$4,163	$4,974	$8,451	$9,680
NET INCOME PER SHARE - BASIC	$0.33	$0.40	$0.68	$0.78
NET INCOME PER SHARE - DILUTED	$0.33	$0.40	$0.68	$0.78

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income
(In Thousands) (Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$4,163	$4,974	$8,451	$9,680

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	4,523	(9,732)	9,857	(12,179)
Reclassification adjustment for gains realized in income	(103)	(100)	(134)	(1,259)
Other comprehensive gain (loss) on available-for-sale securities	4,420	(9,832)	9,723	(13,438)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in accumulated other comprehensive gain	3	0	144	636
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	(4)	0	(8)	0
Other comprehensive (loss) gain on unfunded retirement obligations	(1)	0	136	636

Other comprehensive income (loss) before income tax	4,419	(9,832)	9,859	(12,802)
Income tax related to other comprehensive (income) loss	(1,545)	3,441	(3,450)	4,479

Net other comprehensive income (loss)	2,874	(6,391)	6,409	(8,323)

Comprehensive income (loss)	$7,037	($1,417)	$14,860	$1,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended June 30,
(In Thousands) (Unaudited)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,451	$9,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	249
Realized gains on available-for-sale securities, net	(134)	(1,259)
Loss on prepayment of debt	0	1,023
Realized loss on foreclosed assets	19	53
Loss on disposition of premises and equipment	1	0
Depreciation expense	988	1,021
Accretion and amortization on securities, net	674	952
Accretion and amortization on loans and deposits, net	(14)	(16)
Decrease in fair value of servicing rights	(52)	(5)
Increase in cash surrender value of life insurance	(179)	(192)
Stock-based compensation	384	492
Amortization of core deposit intangibles	17	25
Deferred income taxes	1,057	1,573
Gains on sales of loans, net	(416)	(1,056)
Origination of loans for sale	(12,443)	(32,709)
Proceeds from sales of loans	12,807	35,345
Decrease in accrued interest receivable and other assets	179	2,705
Increase in accrued interest payable and other liabilities	1,795	398
Net Cash Provided by Operating Activities	13,269	18,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	480	0
Proceeds from sales of available-for-sale securities	28,831	23,402
Proceeds from calls and maturities of available-for-sale securities	35,340	51,651
Purchase of available-for-sale securities	(83,766)	(85,675)
Redemption of Federal Home Loan Bank of Pittsburgh stock	976	1,773
Purchase of Federal Home Loan Bank of Pittsburgh stock	(123)	(825)
Net decrease in loans	20,248	28,970
Purchase of premises and equipment	(206)	(423)
Purchase of investment in limited liability entity	0	(147)
Return of principal on limited liability entity investments	87	75
Proceeds from sale of foreclosed assets	378	14
Net Cash Provided by Investing Activities	2,245	18,815
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	24,723	(55,337)
Net (decrease) increase in short-term borrowings	(18,748)	10,820
Repayments of long-term borrowings	(137)	(11,363)
Sale of treasury stock	86	119
Tax benefit from compensation plans	74	55
Common dividends paid	(5,703)	(5,448)
Net Cash Provided by (Used in) Financing Activities	295	(61,154)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,809	(24,060)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,591	55,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,400	$30,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$924	$78
Accrued purchase of available-for-sale securities	$1,312	$0
Interest paid	$2,587	$3,040
Income taxes paid	$1,834	$986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2014 and 2013
(In Thousands Except Share and Per Share Data)						Accum. Other
(Unaudited)	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Total
Six Months Ended June 30, 2014:						Income
Balance, December 31, 2013	12,596,540	206,477	$12,596	$70,105	$101,216	($993)	($3,452)	$179,472
Net income					8,451			8,451
Other comprehensive income, net						6,409		6,409
Cash dividends declared on common
stock, $.52 per share					(6,459)			(6,459)
Shares issued for dividend reinvestment
Plan	40,009		40	716				756
Shares issued from treasury related to
exercise of stock options		(5,577)		(7)			93	86
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		2,355		39			(39)	0
Stock-based compensation expense				384				384
Tax effect of stock option exercises				1				1
Tax benefit from dividends on restricted stock				5				5
Tax benefit from employee benefit plan					68			68
Balance, June 30, 2014	12,636,549	186,544	$12,636	$70,964	$103,276	$5,416	($3,119)	$189,173

Six Months Ended June 30, 2013:
Balance, December 31, 2012	12,525,411	251,376	$12,525	$68,622	$94,839	$11,003	($4,203)	$182,786
Net income					9,680			9,680
Other comprehensive loss, net						(8,323)		(8,323)
Cash dividends declared on common
stock, $.50 per share					(6,161)			(6,161)
Shares issued for dividend reinvestment
Plan	36,266		36	677				713
Shares issued from treasury related to
exercise of stock options		(6,568)		8			111	119
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		3,233		54			(54)	0
Stock-based compensation expense				492				492
Tax effect of stock option exercises				(6)				(6)
Tax benefit from employee benefit plan					61			61
Balance, June 30, 2013	12,561,677	210,155	$12,561	$69,214	$98,419	$2,680	($3,513)	$179,361

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

Operating results reported for the three-month and six-month periods ended June 30, 2014 might not be indicative of the results for the year ending December 31, 2014. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Six Months Ended June 30, 2014
Earnings per share – basic	$8,451,000	12,429,717	$0.68
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		239,291
Hypothetical share repurchase at $19.25		(217,549)
Earnings per share – diluted	$8,451,000	12,451,459	$0.68

Six Months Ended June 30, 2013
Earnings per share – basic	$9,680,000	12,331,943	$0.78
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		254,900
Hypothetical share repurchase at $19.53		(227,559)
Earnings per share – diluted	$9,680,000	12,359,284	$0.78

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended June 30, 2014
Earnings per share – basic	$4,163,000	12,441,679	$0.33
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		174,840
Hypothetical share repurchase at $18.81		(157,135)
Earnings per share – diluted	$4,163,000	12,459,384	$0.33

Quarter Ended June 30, 2013
Earnings per share – basic	$4,974,000	12,342,755	$0.40
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		252,380
Hypothetical share repurchase at $19.49		(225,824)
Earnings per share – diluted	$4,974,000	12,369,311	$0.40

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 169,448 shares in the six-month period ended June 30, 2014, 119,385 shares in the six-month period ended June 30, 2013, 200,672 shares in the second quarter 2014 and 116,891 shares in the second quarter 2013.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$9,857	($3,450)	$6,407
Reclassification adjustment for (gains) realized in income	(134)	47	(87)
Other comprehensive gain on available-for-sale securities	9,723	(3,403)	6,320

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	144	(50)	94
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(8)	3	(5)
Other comprehensive gain on unfunded retirement obligations	136	(47)	89

Total other comprehensive gain	$9,859	($3,450)	$6,409

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Six Months Ended June 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($12,179)	$4,261	($7,918)
Reclassification adjustment for (gains) realized in income	(1,259)	441	(818)
Other comprehensive loss on available-for-sale securities	(13,438)	4,702	(8,736)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	636	(223)	413
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	636	(223)	413

Total other comprehensive loss	($12,802)	$4,479	($8,323)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$4,523	($1,582)	$2,941
Reclassification adjustment for (gains) realized in income	(103)	36	(67)
Other comprehensive gain on available-for-sale securities	4,420	(1,546)	2,874

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	3	(1)	2
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(4)	2	(2)
Other comprehensive loss on unfunded retirement obligations	(1)	1	0

Total other comprehensive gain	$4,419	($1,545)	$2,874

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended June 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($9,732)	$3,406	($6,326)
Reclassification adjustment for (gains) realized in income	(100)	35	(65)
Other comprehensive loss on available-for-sale securities	(9,832)	3,441	(6,391)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	0	0	0

Total other comprehensive loss	($9,832)	$3,441	($6,391)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Six Months Ended June 30, 2014
Balance, beginning of period	($1,004)	$11	($993)
Other comprehensive income before reclassifications	6,407	94	6,501
Amounts reclassified from accumulated other
comprehensive income	(87)	(5)	(92)
Other comprehensive income	6,320	89	6,409
Balance, end of period	$5,316	$100	$5,416

Six Months Ended June 30, 2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive (loss) income before reclassifications	(7,918)	413	(7,505)
Amounts reclassified from accumulated other
comprehensive income	(818)	0	(818)
Other comprehensive (loss) income	(8,736)	413	(8,323)
Balance, end of period	$2,832	($152)	$2,680

Three Months Ended June 30, 2014
Balance, beginning of period	$2,442	$100	$2,542
Other comprehensive income before reclassifications	2,941	2	2,943
Amounts reclassified from accumulated other
comprehensive income	(67)	(2)	(69)
Other comprehensive income	2,874	0	2,874
Balance, end of period	$5,316	$100	$5,416

Three Months Ended June 30, 2013
Balance, beginning of period	$9,223	($152)	$9,071
Other comprehensive loss before reclassifications	(6,326)	0	(6,326)
Amounts reclassified from accumulated other
comprehensive income	(65)	0	(65)
Other comprehensive loss	(6,391)	0	(6,391)
Balance, end of period	$2,832	($152)	$2,680

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Items reclassified out of each component of other comprehensive income are as follows:

For the Six Months Ended June 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($134)	Realized gains on available-for-sale securities, net
	47	Income tax provision
	(87)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(16)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	(8)	Total before tax
	3	Income tax provision
	(5)	Net of tax
Total reclassifications for the period	($92)

For the Six Months Ended June 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,284)	Realized gains on available-for-sale securities, net
	(1,259)	Total before tax
	441	Income tax provision
	(818)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(16)	Pensions and other employee benefits
Actuarial loss	16	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax
Total reclassifications for the period	($818)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended June 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	($103)	Realized gains on available-for-sale securities, net
	36	Income tax provision
	(67)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	4	Pensions and other employee benefits
	(4)	Total before tax
	2	Income tax provision
	(2)	Net of tax
Total reclassifications for the period	($69)

For the Three Months Ended June 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
securities	$0	Total other-than-temporary impairment losses on
available-for-sale securities
	(100)	Realized gains on available-for-sale securities, net
	(100)	Total before tax
	35	Income tax provision
	(65)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(8)	Pensions and other employee benefits
Actuarial loss	8	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax
Total reclassifications for the period	($65)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at June 30, 2014 and December 31, 2013 include the following:

(In thousands)	June 30,	Dec. 31,
	2014	2013
Cash and cash equivalents	$54,400	$38,591
Certificates of deposit	5,548	6,028
Total cash and due from banks	$59,948	$44,619

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $14,714,000 at June 30, 2014 and $15,318,000 at December 31, 2013.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2014 and December 31, 2013, assets measured at fair value and the valuation methods used are as follows:

		June 30, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$28,452	$0	$28,452
Obligations of states and political subdivisions:
Tax-exempt	0	127,593	0	127,593
Taxable	0	34,717	0	34,717
Mortgage-backed securities	0	93,613	0	93,613
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	218,506	0	218,506
Collateralized debt obligations	0	660	0	660
Total debt securities	0	503,541	0	503,541
Marketable equity securities	9,207	0	0	9,207
Total available-for-sale securities	9,207	503,541	0	512,748
Servicing rights	0	0	1,281	1,281
Total recurring fair value measurements	$9,207	$503,541	$1,281	$514,029

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,804	$3,804
Valuation allowance	0	0	(754)	(754)
Impaired loans, net	0	0	3,050	3,050
Foreclosed assets held for sale	0	0	1,419	1,419
Total nonrecurring fair value measurements	$0	$0	$4,469	$4,469

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$45,877	$0	$45,877
Obligations of states and political subdivisions:
Tax-exempt	0	128,426	0	128,426
Taxable	0	34,471	0	34,471
Mortgage-backed securities	0	86,208	0	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	178,092	0	178,092
Collateralized debt obligations	0	660	0	660
Total debt securities	0	473,734	0	473,734
Marketable equity securities	8,924	0	0	8,924
Total available-for-sale securities	8,924	473,734	0	482,658
Servicing rights	0	0	1,123	1,123
Total recurring fair value measurements	$8,924	$473,734	$1,123	$483,781

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$9,889	$9,889
Valuation allowance	0	0	(2,333)	(2,333)
Impaired loans, net	0	0	7,556	7,556
Foreclosed assets held for sale	0	0	892	892
Total nonrecurring fair value measurements	$0	$0	$8,448	$8,448

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. At June 30, 2014 and December 31, 2013, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	6/30/14	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	6/30/14
Servicing rights	$1,281	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	150.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/13	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/13
Servicing rights	$1,123	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	152.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(In Thousands)	Servicing	Servicing
	Rights	Rights
Balance, beginning of period	$1,268	$1,123
Issuances of servicing rights	66	106
Unrealized (losses) gains included in earnings	(53)	52
Balance, end of period	$1,281	$1,281

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$1,659	$0	$738	$2,397	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	115	115	0	0	240	240
Accretion and amortization, net	(1)	0	0	(1)	(2)	0	0	(2)
Proceeds from sales and calls	(1,636)	0	0	(1,636)	(1,636)	(571)	0	(2,207)
Realized gains, net	23	0	0	23	23	571	0	594
Unrealized (losses) gains included in
earnings	0	0	(3)	(3)	0	0	5	5
Unrealized (losses) gains included in
other comprehensive income	(45)	0	0	(45)	2	0	0	2
Balance, end of period	$0	$0	$850	$850	$0	$0	$850	$850

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

LOANS HELD FOR SALE - Fair values of loans held for sale are determined based on applicable sale prices available under the Federal Home Loan Banks’ MPF Xtra and MPF Original programs.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at June 30, 2014 and December 31, 2013. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	June 30, 2014		December 31, 2013
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$54,400	$54,400	$38,591	$38,591
Certificates of deposit	Level 2	5,548	5,577	6,028	6,057
Available-for-sale securities	See Above	512,748	512,748	482,658	482,658
Restricted equity securities (included in Other Assets)	Level 2	2,933	2,933	3,786	3,786
Loans held for sale	Level 1	0	0	54	54
Loans, net	Level 3	614,347	618,673	635,640	634,937
Accrued interest receivable	Level 1	3,813	3,813	4,146	4,146
Servicing rights	Level 3	1,281	1,281	1,123	1,123

Financial liabilities:
Deposits with no stated maturity	Level 1	717,491	717,491	693,479	693,479
Time deposits	Level 3	261,748	262,732	261,037	262,376
Short-term borrowings	Level 3	4,637	4,601	23,385	23,356
Long-term borrowings	Level 3	73,201	80,015	73,338	79,400
Accrued interest payable	Level 1	111	111	120	120

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at June 30, 2014 and December 31, 2013 are summarized as follows:

		June 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$29,162	$59	($769)	$28,452
Obligations of states and political subdivisions:
Tax-exempt	123,140	4,780	(327)	127,593
Taxable	34,577	366	(226)	34,717
Mortgage-backed securities	91,051	2,672	(110)	93,613
Collateralized mortgage obligations,
Issued by U.S. Government agencies	219,858	1,195	(2,547)	218,506
Collateralized debt obligations	660	0	0	660
Total debt securities	498,448	9,072	(3,979)	503,541
Marketable equity securities	6,122	3,086	(1)	9,207
Total	$504,570	$12,158	($3,980)	$512,748

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$47,382	$282	($1,787)	$45,877
Obligations of states and political subdivisions:
Tax-exempt	127,748	2,766	(2,088)	128,426
Taxable	35,154	206	(889)	34,471
Mortgage-backed securities	84,849	1,819	(460)	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	182,372	761	(5,041)	178,092
Collateralized debt obligations:	660	0	0	660
Total debt securities	478,165	5,834	(10,265)	473,734
Marketable equity securities	6,038	2,886	0	8,924
Total	$484,203	$8,720	($10,265)	$482,658

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

June 30, 2014	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$23,867	($769)	$23,867	($769)
Obligations of states and political subdivisions:
Tax-exempt	3,463	(33)	11,309	(294)	14,772	(327)
Taxable	2,541	(5)	11,008	(221)	13,549	(226)
Mortgage-backed securities	4,543	(5)	4,372	(105)	8,915	(110)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	68,200	(562)	67,946	(1,985)	136,146	(2,547)
Total debt securities	78,747	(605)	118,502	(3,374)	197,249	(3,979)
Marketable equity securities	73	(1)	0	0	73	(1)
Total temporarily impaired available-for-sale securities	$78,820	($606)	$118,502	($3,374)	$197,322	($3,980)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$22,489	($1,337)	$4,598	($450)	$27,087	($1,787)
Obligations of states and political subdivisions:
Tax-exempt	44,285	(1,425)	5,808	(663)	50,093	(2,088)
Taxable	20,873	(766)	2,378	(123)	23,251	(889)
Mortgage-backed securities	34,377	(460)	0	0	34,377	(460)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	113,204	(4,608)	7,399	(433)	120,603	(5,041)
Total temporarily impaired available-for-sale securities	$235,228	($8,596)	$20,183	($1,669)	$255,411	($10,265)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Gross realized gains from sales	$140	$100	$342	$1,402
Gross realized losses from sales	(37)	0	(208)	(118)
Losses from OTTI impairment	0	0	0	(25)
Net realized gains	$103	$100	$134	$1,259

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of June 30, 2014. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$12,797	$12,926
Due from one year through five years	50,717	51,121
Due from five years through ten years	65,550	65,706
Due after ten years	58,475	61,669
Subtotal	187,539	191,422
Mortgage-backed securities	91,051	93,613
Collateralized mortgage obligations,
Issued by U.S. Government agencies	219,858	218,506
Total	$498,448	$503,541

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

Investment securities carried at $362,809,000 at June 30, 2014 and $323,613,000 at December 31, 2013 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at June 30, 2014 is provided below.

Debt Securities

At June 30, 2014, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities, including municipal bonds with no external ratings, at June 30, 2014 to be temporary.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At June 30, 2014, the total amortized cost basis of municipal bonds with no external credit ratings was $17,509,000, with an aggregate unrealized gain of $75,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. Most of the bonds for which credit rating agencies have withdrawn their ratings were insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds. In the third quarter 2013, a credit rating agency withdrew its ratings on several bonds due to changes in its rating methodology related to credit enhancement programs provided by issuers’ state governments. However, the credit enhancement remains in effect on the bonds. None of the unrated municipal bonds has failed to make a scheduled payment.

Equity Securities

The Corporation’s marketable equity securities at June 30, 2014 and December 31, 2013 consisted exclusively of stocks of banking companies. At June 30, 2014, the Corporation held one stock with an unrealized loss of $1,000 for which management determined an OTTI charge was not required.

Realized gains from sales of bank stocks totaled $74,000 in the three-month and six-month period ended June 30, 2014. The Corporation realized gains from sales of bank stocks totaling $57,000 in the three-month period ended June 30, 2013 and $578,000 during the first six months of 2013.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $2,803,000 at June 30, 2014 and $3,656,000 at December 31, 2013. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at June 30, 2014 and December 31, 2013. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at June 30, 2014 and December 31, 2013 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	June 30,	Dec. 31,
	2014	2013
Residential mortgage:
Residential mortgage loans - first liens	$291,690	$299,831
Residential mortgage loans - junior liens	22,401	23,040
Home equity lines of credit	34,633	34,530
1-4 Family residential construction	13,948	13,909
Total residential mortgage	362,672	371,310
Commercial:
Commercial loans secured by real estate	145,934	147,215
Commercial and industrial	46,778	42,387
Political subdivisions	11,617	16,291
Commercial construction and land	8,550	17,003
Loans secured by farmland	8,380	10,468
Multi-family (5 or more) residential	10,548	10,985
Agricultural loans	3,116	3,251
Other commercial loans	13,816	14,631
Total commercial	248,739	262,231
Consumer	10,203	10,762
Total	621,614	644,303
Less: allowance for loan losses	(7,267)	(8,663)
Loans, net	$614,347	$635,640

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either June 30, 2014 or December 31, 2013.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of June 30, 2014 and December 31, 2013, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and six-month periods ended June 30, 2014 and 2013 were as follows:

Three Months Ended June 30, 2014	March 31,				June 30,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,863	($40)	$1	$142	$2,966
Residential mortgage loans - junior liens	280	0	0	0	280
Home equity lines of credit	271	0	0	6	277
1-4 Family residential construction	153	0	0	20	173
Total residential mortgage	3,567	(40)	1	168	3,696
Commercial:
Commercial loans secured by real estate	3,081	(1,486)	0	301	1,896
Commercial and industrial	555	0	7	64	626
Political subdivisions	0	0	0	0	0
Commercial construction and land	247	0	5	(89)	163
Loans secured by farmland	98	0	0	(2)	96
Multi-family (5 or more) residential	105	0	0	(2)	103
Agricultural loans	30	0	0	0	30
Other commercial loans	138	0	0	(3)	135
Total commercial	4,254	(1,486)	12	269	3,049
Consumer	128	(20)	11	8	127
Unallocated	394	0	0	1	395

Total Allowance for Loan Losses	$8,343	($1,546)	$24	$446	$7,267

Three Months Ended June 30, 2013	March 31,				June 30,
(In Thousands)	2013 Balance	Charge-offs	Recoveries	Provision (Credit)	2013 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,786	($13)	$11	$87	$2,871
Residential mortgage loans - junior liens	236	0	0	(7)	229
Home equity lines of credit	251	0	0	7	258
1-4 Family residential construction	145	(11)	0	45	179
Total residential mortgage	3,418	(24)	11	132	3,537
Commercial:
Commercial loans secured by real estate	1,906	0	43	(5)	1,944
Commercial and industrial	597	(2)	1	32	628
Political subdivisions	0	0	0	0	0
Commercial construction and land	368	(4)	0	(106)	258
Loans secured by farmland	127	0	0	(6)	121
Multi-family (5 or more) residential	65	0	0	(1)	64
Agricultural loans	26	0	0	2	28
Other commercial loans	2	0	0	3	5
Total commercial	3,091	(6)	44	(81)	3,048
Consumer	211	(22)	11	15	215
Unallocated	398	0	0	0	398

Total Allowance for Loan Losses	$7,118	($52)	$66	$66	$7,198

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Six Months Ended June 30, 2014	December 31,				June 30,
(In Thousands)	2013 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	($59)	$1	$50	$2,966
Residential mortgage loans - junior liens	294	0	0	(14)	280
Home equity lines of credit	269	0	0	8	277
1-4 Family residential construction	168	0	0	5	173
Total residential mortgage	3,705	(59)	1	49	3,696
Commercial:
Commercial loans secured by real estate	3,123	(1,521)	250	44	1,896
Commercial and industrial	591	(24)	8	51	626
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	5	61	163
Loans secured by farmland	115	0	0	(19)	96
Multi-family (5 or more) residential	103	0	0	0	103
Agricultural loans	30	0	0	0	30
Other commercial loans	138	0	0	(3)	135
Total commercial	4,367	(1,715)	263	134	3,049
Consumer	193	(46)	25	(45)	127
Unallocated	398	0	0	(3)	395

Total Allowance for Loan Losses	$8,663	($1,820)	$289	$135	$7,267

Six Months Ended June 30, 2013	December 31,				June 30,
(In Thousands)	2012 Balance	Charge-offs	Recoveries	Provision (Credit)	2013 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($65)	$11	$306	$2,871
Residential mortgage loans - junior liens	247	0	0	(18)	229
Home equity lines of credit	255	0	0	3	258
1-4 Family residential construction	96	(11)	0	94	179
Total residential mortgage	3,217	(76)	11	385	3,537
Commercial:
Commercial loans secured by real estate	1,930	0	293	(279)	1,944
Commercial and industrial	581	(110)	2	155	628
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	(4)	0	28	258
Loans secured by farmland	129	0	0	(8)	121
Multi-family (5 or more) residential	67	0	0	(3)	64
Agricultural loans	27	0	0	1	28
Other commercial loans	3	0	0	2	5
Total commercial	2,971	(114)	295	(104)	3,048
Consumer	228	(55)	31	11	215
Unallocated	441	0	0	(43)	398

Total Allowance for Loan Losses	$6,857	($245)	$337	$249	$7,198

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of June 30, 2014 and December 31, 2013:

June 30, 2014		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential Mortgage loans - first liens	$278,486	$1,825	$11,297	$82	$291,690
Residential Mortgage loans - junior liens	21,245	371	785	0	22,401
Home Equity lines of credit	33,902	292	439	0	34,633
1-4 Family residential construction	13,948	0	0	0	13,948
Total residential mortgage	347,581	2,488	12,521	82	362,672
Commercial:
Commercial loans secured by real estate	132,823	3,376	9,735	0	145,934
Commercial and Industrial	38,348	5,173	3,022	235	46,778
Political subdivisions	11,617	0	0	0	11,617
Commercial construction and land	6,047	306	2,111	86	8,550
Loans secured by farmland	5,952	512	1,889	27	8,380
Multi-family (5 or more) residential	10,244	302	2	0	10,548
Agricultural loans	3,072	0	44	0	3,116
Other commercial loans	13,724	92	0	0	13,816
Total Commercial	221,827	9,761	16,803	348	248,739
Consumer	10,070	1	131	1	10,203
Totals	$579,478	$12,250	$29,455	$431	$621,614

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2013		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$286,144	$1,876	$11,629	$182	$299,831
Residential mortgage loans - junior liens	21,694	351	995	0	23,040
Home equity lines of credit	33,821	295	414	0	34,530
1-4 Family residential construction	13,837	0	72	0	13,909
Total residential mortgage	355,496	2,522	13,110	182	371,310
Commercial:
Commercial loans secured by real estate	129,834	5,866	11,368	147	147,215
Commercial and Industrial	32,317	6,697	3,138	235	42,387
Political subdivisions	16,291	0	0	0	16,291
Commercial construction and land	13,792	427	2,036	748	17,003
Loans secured by farmland	8,279	758	1,402	29	10,468
Multi-family (5 or more) residential	10,665	316	4	0	10,985
Agricultural loans	3,169	34	48	0	3,251
Other commercial loans	14,532	99	0	0	14,631
Total commercial	228,879	14,197	17,996	1,159	262,231
Consumer	10,587	6	169	0	10,762
Totals	$594,962	$16,725	$31,275	$1,341	$644,303

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 71% at June 30, 2014) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of June 30, 2014 and December 31, 2013.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of June 30, 2014 and December 31, 2013:

June 30, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,652	$289,038	$291,690	$452	$2,514	$2,966
Residential mortgage loans - junior liens	181	22,220	22,401	100	180	280
Home equity lines of credit	0	34,633	34,633	0	277	277
1-4 Family residential construction	0	13,948	13,948	0	173	173
Total residential mortgage	2,833	359,839	362,672	552	3,144	3,696
Commercial:
Commercial loans secured by real estate	7,003	138,931	145,934	20	1,876	1,896
Commercial and industrial	776	46,002	46,778	83	543	626
Political subdivisions	0	11,617	11,617	0	0	0
Commercial construction and land	2,113	6,437	8,550	72	91	163
Loans secured by farmland	1,294	7,086	8,380	27	69	96
Multi-family (5 or more) residential	0	10,548	10,548	0	103	103
Agricultural loans	43	3,073	3,116	0	30	30
Other commercial loans	0	13,816	13,816	0	135	135
Total commercial	11,229	237,510	248,739	202	2,847	3,049
Consumer	0	10,203	10,203	0	127	127
Unallocated						395

Total	$14,062	$607,552	$621,614	$754	$6,118	$7,267

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,727	$297,104	$299,831	$449	$2,525	$2,974
Residential mortgage loans - junior liens	183	22,857	23,040	100	194	294
Home equity lines of credit	0	34,530	34,530	0	269	269
1-4 Family residential construction	0	13,909	13,909	0	168	168
Total residential mortgage	2,910	368,400	371,310	549	3,156	3,705
Commercial:
Commercial loans secured by real estate	7,988	139,227	147,215	1,577	1,546	3,123
Commercial and industrial	1,276	41,111	42,387	106	485	591
Political subdivisions	0	16,291	16,291	0	0	0
Commercial construction	2,776	14,227	17,003	72	195	267
Loans secured by farmland	1,318	9,150	10,468	29	86	115
Multi-family (5 or more) residential	0	10,985	10,985	0	103	103
Agricultural loans	48	3,203	3,251	0	30	30
Other commercial loans	0	14,631	14,631	0	138	138
Total commercial	13,406	248,825	262,231	1,784	2,583	4,367
Consumer	5	10,757	10,762	0	193	193
Unallocated						398

Total	$16,321	$627,982	$644,303	$2,333	$5,932	$8,663

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average investment in impaired loans	$14,595	$7,131	$15,129	$7,291
Interest income recognized on impaired loans	210	58	373	128
Interest income recognized on a cash basis on impaired loans	210	58	373	128

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	June 30, 2014		December 31, 2013
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,698	$3,613	$2,016	$3,533
Residential mortgage loans - junior liens	137	197	187	110
Home equity lines of credit	38	100	87	62
1-4 Family residential construction	0	0	0	72
Total residential mortgage	1,873	3,910	2,290	3,777
Commercial:
Commercial loans secured by real estate	660	6,253	744	7,096
Commercial and industrial	5	475	17	434
Commercial construction and land	0	2,001	5	2,663
Loans secured by farmland	508	890	0	902
Agricultural loans	0	43	0	35
Total commercial	1,173	9,662	766	11,130
Consumer	4	26	75	27

Totals	$3,050	$13,598	$3,131	$14,934

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014				As of December 31, 2013
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$284,531	$3,919	$3,240	$291,690	$289,483	$6,776	$3,572	$299,831
Residential mortgage loans - junior liens	21,781	295	325	22,401	22,247	506	287	23,040
Home equity lines of credit	34,386	109	138	34,633	34,263	118	149	34,530
1-4 Family residential construction	13,948	0	0	13,948	13,837	0	72	13,909
Total residential mortgage	354,646	4,323	3,703	362,672	359,830	7,400	4,080	371,310

Commercial:
Commercial loans secured by real estate	143,622	809	1,503	145,934	145,055	405	1,755	147,215
Commercial and industrial	46,568	69	141	46,778	41,730	434	223	42,387
Political subdivisions	11,617	0	0	11,617	16,291	0	0	16,291
Commercial construction and land	6,392	157	2,001	8,550	14,303	32	2,668	17,003
Loans secured by farmland	6,943	66	1,371	8,380	9,267	329	872	10,468
Multi-family (5 or more) residential	10,548	0	0	10,548	10,985	0	0	10,985
Agricultural loans	3,073	0	43	3,116	3,203	13	35	3,251
Other commercial loans	13,816	0	0	13,816	14,631	0	0	14,631
Total commercial	242,579	1,101	5,059	248,739	255,465	1,213	5,553	262,231
Consumer	10,118	81	4	10,203	10,516	171	75	10,762

Totals	$607,343	$5,505	$8,766	$621,614	$625,811	$8,784	$9,708	$644,303

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at June 30, 2014 and December 31, 2013 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
June 30, 2014 Nonaccrual Totals	$7,214	$668	$5,716	$13,598
December 31, 2013 Nonaccrual Totals	$7,878	$479	$6,577	$14,934

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at June 30, 2014 and December 31, 2013 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
June 30, 2014 Totals	$1,811	$258	$619	$5,419	$8,107
December 31, 2013 Totals	$3,254	$13	$0	$908	$4,175

TDRs that occurred during the three-month periods ended June 30, 2014 and 2013 are as follows:

Three Months Ended June 30, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Residential mortgage loans - first liens	2	$67	$67
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

Three Months Ended June 30, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	Of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	1	$143	$143
Residential mortgage loans - junior liens	1	65	65
Commercial:
Commercial loans secured by real estate	1	440	440
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The TDRs related to residential mortgage loans in the three-month period ended June 30, 2014 included a reduction in payment amount on one contract and an interest only period allowed on one contract. The TDRs related to commercial loans in the three-month period ended June 30, 2014 relate to six contracts associated with one relationship. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates. After the effect of the charge-off, the total recorded investment in loans to this borrower amounted to $5,273,000, with no related allowance for loan losses on these loans at June 30, 2014, while the allowance on the loans amounted to $1,503,000 at March 31, 2014. There were no other changes in the allowance for loan losses related to TDRs that occurred in the second quarter 2014.

All of the TDRs in the three-month period ended June 30, 2013 were situations in which the Corporation agreed to permit the borrowers to pay interest only for an extended period of time, and all of the contracts included in the table above were associated with one relationship, except for the commercial loan secured by real estate. There were no changes in the allowance for loan losses in the second quarter 2013 as a result of TDRs that occurred in that period.

TDRs that occurred during the six-month periods ended June 30, 2014 and 2013 were as follows:

Six Months Ended June 30, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Residential mortgage loans - first liens	3	$150	$150
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

Six Months Ended June 30, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	6	$677	$677
Residential mortgage loans - junior liens	3	102	102
Commercial:
Commercial loans secured by real estate	1	440	440
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

In addition to the TDRs that occurred in the second quarter 2014, which are described above, earlier in 2014 the Corporation agreed to a reduction in interest rate and payment amount on one residential mortgage loan. After the effect of the $1,486,000 charge-off related to loans to one commercial borrower described above, there was no allowance for loan losses on loans to that borrower at June 30, 2014, while the allowance on the loans amounted to $1,552,000 at December 31, 2013. There were no other changes in the allowance for loan losses related to TDRs that occurred during the six-month period ended June 30, 2014.

The TDRs in the six-month period ended June 30, 2013 included interest only payments for an extended period of time (10 contracts), extensions of the final maturity date (3 contracts), reduction in interest rate (2 contracts) and reduction in payment amount for one year (1 contract). There was no allowance for loan losses on these loans at June 30, 2013 and no change in the allowance for loan losses resulting from these TDRs during the six-month period ended June 30, 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In the three-month and six-month periods ended June 30, 2014 and 2013, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended June 30, 2014
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	1	$83
Residential mortgage loans - junior liens	1	62
Commercial:
Commercial loans secured by real estate	1	429
Agricultural	1	13

	Number
	of	Recorded
	Contracts	Investment
Three Months Ended June 30, 2013
(Balances in Thousands)
Commercial,
Commercial loans secured by real estate	1	$440

	Number
	of	Recorded
	Contracts	Investment
Six Months Ended June 30, 2014
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	2	$223
Residential mortgage loans - junior liens	1	62
Commercial:
Commercial loans secured by real estate	1	429
Loans secured by farmland	4	490
Agricultural	1	13

	Number
	of	Recorded
	Contracts	Investment
Six Months Ended June 30, 2013
(Balances in Thousands)
Commercial,
Commercial loans secured by real estate	1	$440

In the second quarter 2014, the events of default in the table listed above included a borrower’s failure to make the reduced payments provided for at a reduced interest rate on a first lien residential mortgage. The other events of default listed above in the three-month and six-month periods ended June 30, 2014 resulted from the borrowers’ failure to make interest only monthly payments. There were no allowances for loan losses recorded on these loans at June 30, 2014.

In the three-month and six-month periods ended June 30, 2013, the event of default listed in the table resulted from the borrower’s failure to make interest only monthly payments. There was no allowance for loan losses recorded on this loan at June 30, 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	June 30,	Dec. 31,
	2014	2013
FHLB-Pittsburgh borrowings	$0	$20,000
Customer repurchase agreements	4,637	3,385
Total short-term borrowings	$4,637	$23,385

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $447,927,000 at June 30, 2014 and $453,792,000 at December 31, 2013. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $2,803,000 at June 30, 2014 and $3,656,000 at December 31, 2013.

The short-term borrowing from the FHLB-Pittsburgh matured in January 2014 and had an interest rate of 0.24%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at June 30, 2014 and December 31, 2013. The carrying value of the underlying securities was $11,121,000 at June 30, 2014 and $11,269,000 at December 31, 2013.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	June 30,	Dec. 31,
	2014	2013
FHLB-Pittsburgh borrowings	$12,201	$12,338
Repurchase agreements	61,000	61,000
Total long-term borrowings	$73,201	$73,338

Long-term borrowings from FHLB - Pittsburgh are as follows:

(In Thousands)	June 30,	Dec. 31,
	2014	2013
Loan maturing in 2016 with a rate of 6.86%	$130	$153
Loan maturing in 2017 with a rate of 6.83%	19	22
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	1,068	1,146
Loan maturing in 2025 with a rate of 4.91%	984	1,017
Total long-term FHLB-Pittsburgh borrowings	$12,201	$12,338

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	June 30,	Dec. 31,
	2014	2013
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$61,000

The Corporation incurred a loss of $1,023,000 in the first quarter of 2013 on prepayment of $7,000,000 of the agreement with an interest rate of 3.595%. Each of these borrowings is putable by the issuer at quarterly intervals.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $73,843,000 at June 30, 2014 and $79,814,000 at December 31, 2013.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at June 30, 2014 and December 31, 2013, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

(In Thousands)	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$0	$0	$17	$21
Interest cost	37	36	29	28
Expected return on plan assets	(44)	(45)	0	0
Amortization of prior service cost	0	0	(16)	(16)
Recognized net actuarial loss	8	16	0	0
Net periodic benefit cost	$1	$7	$30	$33

(In Thousands)	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$0	$0	$8	$11
Interest cost	19	18	15	14
Expected return on plan assets	(22)	(22)	0	0
Amortization of prior service cost	0	0	(8)	(8)
Recognized net actuarial loss	4	8	0	0
Net periodic benefit cost	$1	$4	$15	$17

In the first six months of 2014, the Corporation funded postretirement contributions totaling $29,000, with estimated annual postretirement contributions of $60,000 expected in 2014 for the full year. The Corporation made no contribution to the defined benefit pension plan in the first six months of 2014. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2014, though the Corporation may make discretionary contributions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

10. STOCK-BASED COMPENSATION PLANS

In January 2014, the Corporation granted options to purchase a total of 39,027 shares of common stock through its Stock Incentive and Independent Directors Stock Incentive Plans. In January 2013, the Corporation granted options to purchase a total of 64,050 shares of common stock. The exercise price for the 2014 awards is $20.45 per share, and the exercise price for the 2013 awards is $19.21 per share, based on the market price as of the date of grant. Stock option expense is recognized over the vesting period of each option. The Corporation expects total stock option expense for the year ending December 31, 2014 will be $154,000, and total stock option expense for the year ended December 31, 2013 was $242,000.

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

In January 2014, the Corporation awarded a total of 16,711 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2013, a total of 37,886 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For most of the restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first six months of 2014 based on an assumption that the ROAE target for 2014 will be met. For 2014 restricted stock awards under the Stock Incentive Plan to individuals who are substantially involved in mortgage lending, and for restricted stock awards under the Independent Directors Stock Incentive Plan, vesting is not dependent on the Corporation’s ROAE.

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Stock options	$59	$96	$154	$262
Restricted stock	113	109	230	230

Total	$172	$205	$384	$492

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

11. INCOME TAXES

The net deferred tax asset at June 30, 2014 and December 31, 2013 represents the following temporary difference components:

	June 30,	December 31,
(In Thousands)	2014	2013
Deferred tax assets:
Unrealized holding losses on securities	$0	$541
Net realized losses on securities	94	91
Allowance for loan losses	2,543	3,032
Credit for alternative minimum tax paid	1,387	1,905
Other deferred tax assets	2,231	2,332
Total deferred tax assets	6,255	7,901
Deferred tax liabilities:
Unrealized holding gains on securities	2,862	0
Defined benefit plans - ASC 835	53	6
Bank premises and equipment	1,269	1,314
Core deposit intangibles	24	30
Other deferred tax liabilities	210	207
Total deferred tax liabilities	4,418	1,557
Deferred tax asset, net	$1,837	$6,344

The provision for income tax for the three-month and six-month periods ended June 30, 2014 and 2013 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2014	2013	2014	2013
Income before income tax provision	$5,563	$6,645	$11,250	$12,935
Income tax provision	1,400	1,671	2,799	3,255
Effective tax rate	25.17%	25.15%	24.88%	25.16%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $951,000 at June 30, 2014 and $996,000 at December 31, 2013 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2014, the estimated amount of tax credits and other tax benefits to be received is $159,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $83,000. For the year ended December 31, 2013, tax credits and other tax benefits totaled $160,000 and the amount recognized as a reduction of the provision for income taxes for 2013 was $85,000. The reduction in the provision for income taxes resulting from this investment totaled $20,000 in the second quarter 2014 and $41,000 for the first six months of 2014, and $43,000 in the three-month and six-month periods ended June 30, 2013.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2010.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a principles-based framework for revenue recognition that supersedes virtually all previously issued revenue recognition guidance under U.S. GAAP. Additionally, the ASU requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The core principle of the five-step revenue recognition framework is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will be effective for all annual and interim periods beginning in the first quarter 2017. The amendments in the ASU should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Corporation is in the process of evaluating the potential impact of adopting this ASU, including determining which transition method to apply.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In addition to various other amendments that will affect accounting and disclosures for transactions in which the Corporation has not engaged to date, this Update requires expanded disclosures for repurchase agreements that are accounted for as secured borrowings, including: (1) a disaggregation of the gross obligation by the class of collateral pledged, (2) the remaining contractual tenor of the agreements and (3) a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. The expanded disclosure requirements associated with repurchase agreements are effective for the Corporation for annual and interim periods beginning in the second quarter 2015. Information concerning the Corporation’s repurchase agreements is provided in Note 8 to these unaudited consolidated financial statements.

14. SUBSEQUENT EVENT

Effective July 17, 2014, the Corporation terminated its existing treasury stock repurchase programs and approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

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

EARNINGS OVERVIEW

Second quarter 2014 net income of $4,163,000, or $0.33 per basic and diluted share, was down slightly from $0.35 per basic share and $0.34 per diluted share in the first quarter 2014 and down from $0.40 per basic and diluted share in the second quarter 2013. Net income for the six months ended June 30, 2014 totaled $8,451,000, or $0.68 per basic and diluted share, representing an annualized return on average assets of 1.38% and an annualized return on average equity of 9.16%. Net income for the first six months of 2014 was down from $0.78 per share for the first six months of 2013.

Some of the more significant fluctuations in the components of earnings between the second quarter and first quarter of 2014, and between the three-month and six-month periods ended June 30, 2014 and the corresponding periods in 2013 are as follows:

·	Net interest income totaled $10,273,000 in the second quarter 2014, up from $10,118,000 in the first quarter 2014 and down 6.1% from $10,940,000 in the second quarter 2013. For the first six months of 2014, net interest income of $20,391,000 was down $1,596,000 (7.3%) from the first six months of 2013. In 2013 and the first six months of 2014, yields earned on securities and loans have fallen by more than interest rates paid on deposits and borrowings. Also, the average balance of loans outstanding was $38.2 million (5.7%) lower in the first six months of 2014 as compared to the first six months of 2013. The net interest margin was 3.84% in the second quarter 2014, down from 3.89% in the first quarter 2014. For the first six months of 2014, the net interest margin was 3.86% as compared to 4.16% for the first six months of 2013.

·	The provision for loan losses was $446,000 in the second quarter 2014 as compared to a credit (reduction in expense) of ($311,000) in the first quarter 2014 and a provision of $66,000 in the second quarter 2013. For the first six months of 2014, the provision for loan losses totaled $135,000 as compared to a provision of $249,000 for the first six months of 2013. The higher provision for loan losses in the second quarter 2014 included an increase in the collectively determined portion of the allowance for loan losses as a result of an increased level of net charge-offs. C&N recorded net charge-offs totaling $1,522,000 in the second quarter 2014, including a charge-off of $1,486,000 related to one commercial loan relationship for which a specific allowance had been established in previous quarters.

·	Noninterest revenue totaled $3,980,000 in the second quarter 2014, up $229,000 from the first quarter 2014 but $211,000 lower than in the second quarter 2013. For the first six months of 2014, noninterest revenue was $303,000 (3.8%) lower than in the first six months of 2013. Gains from sales of residential mortgage loans totaled $416,000 in the first six months of 2014, down from $1,056,000 in the first six months of 2013, as volume fell mainly because of higher interest rates. Total Trust and brokerage revenue of $2,654,000 in the first six months of 2014 was $284,000 (12.0%) higher than the total in the first six months of 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	Realized gains from available-for-sale securities totaled $103,000 in the second quarter 2014 as compared to $31,000 in the first quarter 2014 and $100,000 in the second quarter 2013. In the first six months of 2014, realized gains from securities totaled $134,000. In comparison, in the first six months of 2013, C&N generated gains from sales of securities totaling $1,259,000 and also incurred losses from prepayment of borrowings of $1,023,000.

·	Noninterest expenses, excluding losses from prepayment of borrowings, totaled $8,347,000 in the second quarter 2014, down from $8,524,000 in the first quarter 2014 and $8,520,000 in the second quarter 2013. Pensions and other employee benefit costs were $166,000 lower in the second quarter 2014 than in the first quarter 2013, mainly due to the timing of payroll taxes and other payroll-related expenses that are typically highest in the first quarter of each year. In the first six months of 2014, total noninterest expenses, excluding losses from prepayment of borrowings, were $202,000 (1.2%) lower than in the first six months of 2013. The reduction in noninterest expenses in the first six months of 2014 included decreases in professional fees of $326,000 and ATM and interchange processing expense of $155,000, while pensions and other employee benefit expenses increased $183,000, mainly due to higher health care costs, and occupancy expenses increased $123,000 due to higher weather-related maintenance expenses.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA

(In Thousands)

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2013	2013	2013	2013
Interest income	$11,563	$11,406	$11,885	$12,027	$12,355	$12,647
Interest expense	1,290	1,288	1,354	1,396	1,415	1,600
Net interest income	10,273	10,118	10,531	10,631	10,940	11,047
Provision (credit) for loan losses	446	(311)	1,559	239	66	183
Net Interest income after provision (credit) for loan losses	9,827	10,429	8,972	10,392	10,874	10,864
Other income	3,980	3,751	4,124	4,293	4,191	3,843
Net gains on available-for-sale securities	103	31	266	193	100	1,159
Loss on prepayment of debt	0	0	0	0	0	1,023
Other expenses	8,347	8,524	7,788	8,610	8,520	8,553
Income before income tax provision	5,563	5,687	5,574	6,268	6,645	6,290
Income tax provision	1,400	1,399	1,349	1,579	1,671	1,584
Net income	$4,163	$4,288	$4,225	$4,689	$4,974	$4,706
Net income per share – basic	$0.33	$0.35	$0.34	$0.38	$0.40	$0.38
Net income per share – diluted	$0.33	$0.34	$0.34	$0.38	$0.40	$0.38

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and six-month periods ended June 30, 2014 and June 30, 2013. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Six-Month Periods Ended June 30, 2014 and 2013

For the six-month periods, fully taxable equivalent net interest income was $21,915,000 in 2014, $1,720,000 (7.3%) lower than in 2013. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $1,089,000 and changes in volume had the effect of decreasing net interest income $631,000 in 2014 compared to 2013. The most significant components of the rate-related change in net interest income in 2014 were a decrease in interest income of $1,064,000 attributable to lower rates earned on loans receivable and a decrease in interest income of $264,000 attributable to lower rates earned on available-for-sale securities, partially offset by a decrease in interest expense of $232,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume-related change in net interest income in 2014 were a decrease in interest income of $1,072,000 attributable to a decline in the balance of loans receivable, partially offset by an increase in interest income of $257,000 from an increase in available-for-sale securities, a decrease in interest expense of $112,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit) and a decrease in interest expense of $103,000 attributable to a reduction in the balance of borrowed funds. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.70% in 2014, as compared to 3.99% in 2013.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $24,493,000 in 2014, a decrease of 8.1% from 2013. Interest and fees on loans receivable decreased $2,136,000, or 11.1%. The average balance of gross loans receivable decreased 5.7% to $628,559,000 in 2014 from $666,793,000 in 2013. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.51% in 2014 from 5.84% in 2013 as rates on new loans have decreased.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $484,031,000 in 2014, an increase of $33,414,000 (7.4%) from 2013. The net increase in the Corporation’s available-for-sale securities portfolio was primarily made up of mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. Government agencies. The Corporation’s yield on securities was lower in 2014 than in 2013, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 3.03% for 2014 and 3.25% in 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $437,000, or 14.5%, to $2,578,000 in 2014 from $3,015,000 in 2013. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.62% in 2014 from 0.70% in 2013.

Total average deposits (interest-bearing and noninterest-bearing) decreased 1.4%, to $954,918,000 in 2014 from $968,333,000 in 2013. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of demand deposits, interest checking and savings accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit and Individual Retirement Accounts have decreased significantly in 2014 as compared to 2013.

Total average borrowed funds decreased $2,748,000 to $80,659,000 in 2014 from $83,407,000 in 2013.

Three-Month Periods Ended June 30, 2014 and 2013

For the three-month periods, fully taxable equivalent net interest income was $11,018,000 in 2014, which was $747,000 (6.3%) lower than in 2013. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $416,000 and net changes in volume had the effect of decreasing net interest income $331,000 in 2014 compared to 2013. As presented in Table III, the “Interest Rate Spread” was 3.67% in 2014, as compared to 3.97% in 2013.

Interest income totaled $12,308,000 in 2014, a decrease of $872,000 (6.6%) from 2013. Income from available-for-sale securities increased $53,000 (1.5%), while interest and fees from loans receivable decreased $927,000, or 9.7%. As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2014 increased to $496,234,000 from $455,446,000 in 2013. The average rate of return on available-for-sale securities was 2.97% for 2014, down from 3.19% in 2013. For the three-month period, the average balance of gross loans receivable decreased 5.6% to $622,015,000 in 2014 from $658,905,000 in 2013. The average rate of return on loans was 5.54% in 2014, down from 5.80% in 2013.

For the three-month period, interest expense fell $125,000, or 8.8%, to $1,290,000 in 2014 from $1,415,000 in 2013. Total average deposits (interest-bearing and noninterest-bearing) saw little change at $964,551,000 in 2014 and $964,074,000 in 2013. The average interest rate on interest-bearing liabilities was 0.62% in the second quarter 2014 as compared to 0.67% in the second quarter 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Six Months Ended
	June 30,		Increase/	June 30,		Increase/
(In Thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,027	$1,726	$301	$3,918	$3,525	$393
Tax-exempt	1,649	1,897	(248)	3,343	3,743	(400)
Total available-for-sale securities	3,676	3,623	53	7,261	7,268	(7)
Interest-bearing due from banks	32	23	9	62	51	11
Federal funds sold	0	0	0	0	0	0
Loans held for sale	5	12	(7)	8	33	(25)
Loans receivable:
Taxable	8,085	9,028	(943)	16,083	18,253	(2,170)
Tax-exempt	510	494	16	1,079	1,045	34
Total loans receivable	8,595	9,522	(927)	17,162	19,298	(2,136)
Total Interest Income	12,308	13,180	(872)	24,493	26,650	(2,157)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	54	51	3	106	103	3
Money market	72	74	(2)	141	146	(5)
Savings	30	29	1	59	58	1
Certificates of deposit	280	375	(95)	569	836	(267)
Individual Retirement Accounts	117	144	(27)	232	308	(76)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	553	673	(120)	1,107	1,451	(344)
Borrowed funds:
Short-term	1	2	(1)	6	3	3
Long-term	736	740	(4)	1,465	1,561	(96)
Total borrowed funds	737	742	(5)	1,471	1,564	(93)
Total Interest Expense	1,290	1,415	(125)	2,578	3,015	(437)

Net Interest Income	$11,018	$11,765	($747)	$21,915	$23,635	($1,720)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		6 Months		6 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	6/30/2014	Return/	6/30/2013	Return/	6/30/2014	Return/	6/30/2013	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$372,666	2.18%	$323,248	2.14%	$359,239	2.20%	$319,451	2.23%
Tax-exempt	123,568	5.35%	132,198	5.76%	124,792	5.40%	131,166	5.75%
Total available-for-sale securities	496,234	2.97%	455,446	3.19%	484,031	3.03%	450,617	3.25%
Interest-bearing due from banks	33,106	0.39%	23,044	0.40%	31,611	0.40%	26,323	0.39%
Federal funds sold	0	0.00%	3	0.00%	0	0.00%	9	0.00%
Loans held for sale	282	7.11%	787	6.12%	201	8.03%	1,486	4.48%
Loans receivable:
Taxable	585,593	5.54%	625,215	5.79%	590,526	5.49%	630,716	5.84%
Tax-exempt	36,422	5.62%	33,690	5.88%	38,033	5.72%	36,077	5.84%
Total loans receivable	622,015	5.54%	658,905	5.80%	628,559	5.51%	666,793	5.84%
Total Earning Assets	1,151,637	4.29%	1,138,185	4.64%	1,144,402	4.32%	1,145,228	4.69%
Cash	17,484		16,961		16,895		16,523
Unrealized gain/loss on securities	6,539		13,820		4,656		15,038
Allowance for loan losses	(8,402)		(7,229)		(8,590)		(7,178)
Bank premises and equipment	16,889		18,351		17,085		18,502
Intangible Asset - Core Deposit Intangible	75		120		79		126
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	40,965		43,127		41,642		43,252
Total Assets	$1,237,129		$1,235,277		$1,228,111		$1,243,433

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$179,018	0.12%	$167,404	0.12%	$179,316	0.12%	$170,758	0.12%
Money market	198,753	0.15%	204,444	0.15%	197,183	0.14%	203,293	0.14%
Savings	121,741	0.10%	117,224	0.10%	120,144	0.10%	116,883	0.10%
Certificates of deposit	138,250	0.81%	150,358	1.00%	136,551	0.84%	155,158	1.09%
Individual Retirement Accounts	120,987	0.39%	130,368	0.44%	121,684	0.38%	132,212	0.47%
Other time deposits	1,138	0.00%	1,161	0.00%	976	0.00%	1,004	0.00%
Total interest-bearing deposits	759,887	0.29%	770,959	0.35%	755,854	0.30%	779,308	0.38%
Borrowed funds:
Short-term	4,766	0.08%	5,684	0.14%	7,393	0.16%	4,956	0.12%
Long-term	73,232	4.03%	73,615	4.03%	73,266	4.03%	78,451	4.01%
Total borrowed funds	77,998	3.79%	79,299	3.75%	80,659	3.68%	83,407	3.78%
Total Interest-bearing Liabilities	837,885	0.62%	850,258	0.67%	836,513	0.62%	862,715	0.70%
Demand deposits	204,664		193,115		199,064		189,025
Other liabilities	7,971		8,292		8,064		8,582
Total Liabilities	1,050,520		1,051,665		1,043,641		1,060,322
Stockholders' equity, excluding
other comprehensive income/loss	182,258		174,782		181,354		173,686
Other comprehensive income/loss	4,351		8,830		3,116		9,425
Total Stockholders' Equity	186,609		183,612		184,470		183,111
Total Liabilities and Stockholders' Equity	$1,237,129		$1,235,277		$1,228,111		$1,243,433
Interest Rate Spread		3.67%		3.97%		3.70%		3.99%
Net Interest Income/Earning Assets		3.84%		4.15%		3.86%		4.16%

Total Deposits (Interest-bearing
and Demand)	$964,551		$964,074		$954,918		$968,333

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 6/30/14 vs. 6/30/13			6 Months Ended 6/30/14 vs. 6/30/13
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$268	$33	$301	$434	($41)	$393
Tax-exempt	(120)	(128)	(248)	(177)	(223)	(400)
Total available-for-sale securities	148	(95)	53	257	(264)	(7)
Interest-bearing due from banks	10	(1)	9	10	1	11
Federal funds sold	0	0	0	0	0	0
Loans held for sale	(9)	2	(7)	(41)	16	(25)
Loans receivable:
Taxable	(557)	(386)	(943)	(1,128)	(1,042)	(2,170)
Tax-exempt	39	(23)	16	56	(22)	34
Total loans receivable	(518)	(409)	(927)	(1,072)	(1,064)	(2,136)
Total Interest Income	(369)	(503)	(872)	(846)	(1,311)	(2,157)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	3	0	3	5	(2)	3
Money market	(2)	0	(2)	(4)	(1)	(5)
Savings	2	(1)	1	2	(1)	1
Certificates of deposit	(26)	(69)	(95)	(92)	(175)	(267)
Individual Retirement Accounts	(10)	(17)	(27)	(23)	(53)	(76)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(33)	(87)	(120)	(112)	(232)	(344)
Borrowed funds:
Short-term	(1)	0	(1)	1	2	3
Long-term	(4)	0	(4)	(104)	8	(96)
Total borrowed funds	(5)	0	(5)	(103)	10	(93)
Total Interest Expense	(38)	(87)	(125)	(215)	(222)	(437)

Net Interest Income	($331)	($416)	($747)	($631)	($1,089)	($1,720)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME
(In Thousands)
	6 Months Ended
	June 30,		$	%
	2014	2013	Change	Change
Service charges on deposit accounts	$2,537	$2,468	$69	2.8
Service charges and fees	261	279	(18)	(6.5)
Trust and financial management revenue	2,185	1,989	196	9.9
Brokerage revenue	469	381	88	23.1
Insurance commissions, fees and premiums	59	104	(45)	(43.3)
Interchange revenue from debit card transactions	970	969	1	0.1
Net gains from sales of loans	416	1,056	(640)	(60.6)
Increase in fair value of servicing rights	52	5	47	940.0
Increase in cash surrender value of life insurance	179	192	(13)	(6.8)
Net loss from premises and equipment	(1)	0	(1)
Other operating income	604	591	13	2.2
Total other operating income before realized gains
on available-for-sale securities, net	$7,731	$8,034	($303)	(3.8)

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V decreased $303,000 or 3.8%, in the first six months of 2014 as compared to the first six months of 2013. The most significant variances include the following:

·	Net gains from sales of loans decreased $640,000, or 60.6%. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF programs administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The decrease in revenue in 2014 reflects decreases in volume, including the impact of less refinancing activity.

·	Trust and financial management revenue increased $196,000, or 9.9%, as a result of growth in assets under management resulting from market appreciation as well as new business.

·	Brokerage revenue increased $88,000, or 23.1%, as a result of increased annuity sales.

·	Service charges on deposit accounts increased $69,000, or 2.8%, as the result of new fees implemented in the fourth quarter 2013.

·	The fair value of servicing rights associated with residential mortgage loans increased $52,000 in the first six months of 2014, as compared to an increase of $5,000 in the first six months of 2013. The larger increase in fair value in 2014 resulted mainly from slower prepayment assumptions driven by market assumptions of higher interest rates.

·	Insurance commissions, fees and premiums decreased $45,000 or 43.3%, as a result of decreased volume, including group insurance as well as credit related insurance.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME
(In Thousands)
	3 Months Ended
	June 30,		$	%
	2014	2013	Change	Change
Service charges on deposit accounts	$1,314	$1,242	$72	5.8
Service charges and fees	134	145	(11)	(7.6)
Trust and financial management revenue	1,138	1,045	93	8.9
Brokerage revenue	242	237	5	2.1
Insurance commissions, fees and premiums	27	59	(32)	(54.2)
Interchange revenue from debit card transactions	517	505	12	2.4
Net gains from sales of loans	265	552	(287)	(52.0)
Decrease in fair value of servicing rights	(53)	(3)	(50)	1666.7
Increase in cash surrender value of life insurance	91	99	(8)	(8.1)
Net loss from premises and equipment	(1)	0	(1)
Other operating income	306	310	(4)	(1.3)
Total other operating income before realized gains
(losses) on available-for-sale securities, net	$3,980	$4,191	($211)	(5.0)

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI decreased $211,000 or 5.0%, in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The most significant variances include the following:

·	Net gains from sales of loans decreased $287,000, or 52.0%. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF programs administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The decrease in revenue in 2014 reflects decreases in volume, including the impact of less refinancing activity.

·	The fair value of servicing rights associated with residential mortgage loans decreased $53,000 in the three months ended June 30, 2014, as compared to a decrease of $3,000 in the same period of 2013. The decrease in 2014 resulted from a slight decrease in the estimated fair value of mortgage servicing rights as well as principal pay downs during the quarter.

·	Insurance commissions, fees and premiums decreased $32,000 or 54.2%, as a result of decreased volume, including group insurance as well as credit related insurance.

·	Trust and financial management revenue increased $93,000, or 8.9%, as a result of growth in assets under management resulting from market appreciation as well as new business.

·	Service charges on deposit accounts increased $72,000, or 5.8%, as the result of new fees implemented in the fourth quarter 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII- COMPARISON OF NONINTEREST EXPENSE
(In Thousands)
	6 Months Ended
	June 30,		$	%
	2014	2013	Change	Change
Salaries and wages	$7,211	$7,235	($24)	(0.3)
Pensions and other employee benefits	2,472	2,289	183	8.0
Occupancy expense, net	1,356	1,233	123	10.0
Furniture and equipment expense	938	977	(39)	(4.0)
FDIC Assessments	293	299	(6)	(2.0)
Pennsylvania shares tax	678	701	(23)	(3.3)
Professional fees	292	618	(326)	(52.8)
Automated teller machine and interchange expense	429	584	(155)	(26.5)
Software subscriptions	391	432	(41)	(9.5)
Loss on prepayment of debt	0	1,023	(1,023)	(100.0)
Other operating expense	2,811	2,705	106	3.9
Total Other Expense	$16,871	$18,096	($1,225)	(6.8)

As shown in Table VII, total noninterest expense decreased $1,225,000 or 6.8% in the first six months of 2014 as compared to the first six months of 2013. The decrease in expense included the loss on prepayment of debt of $1,023,000 in 2013 compared to no loss in 2014. Excluding the loss on prepayment of debt in 2013, total noninterest expense decreased $202,000, or 1.2%. Other significant variances include the following:

·	Professional fees decreased $326,000, or 52.8%, in the first six months of 2014 as compared to the same period in 2013. The Corporation incurred professional fee expense of $315,000 in 2013 for a consulting project related to debit card operations and electronic funds processing. There were no costs related to this project in 2014.

·	Automated teller machine and interchange expenses decreased $155,000, or 26.5%, mainly from benefits derived from the consulting project referred to above in 2013.

·	Pensions and other employee benefits increased $183,000, or 8.0%. Health care expense increased $148,000, as the amount of claims incurred during the first six months of 2014 was higher than in the same period in 2013. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

·	Occupancy expense increased $123,000, or 10.0%. This increase related primarily to weather related expenses such as snow removal and maintenance.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VIII- COMPARISON OF NONINTEREST EXPENSE

(In Thousands)
	3 Months Ended
	June 30,		$	%
	2014	2013	Change	Change
Salaries and wages	$3,646	$3,635	$11	0.3
Pensions and other employee benefits	1,153	1,034	119	11.5
Occupancy expense, net	641	599	42	7.0
Furniture and equipment expense	466	483	(17)	(3.5)
FDIC Assessments	146	147	(1)	(0.7)
Pennsylvania shares tax	337	351	(14)	(4.0)
Professional fees	144	461	(317)	(68.8)
Automated teller machine and interchange expense	218	312	(94)	(30.1)
Software subscriptions	201	209	(8)	(3.8)
Other operating expense	1,395	1,289	106	8.2
Total Other Expense	$8,347	$8,520	($173)	(2.0)

As shown in Table VIII, total noninterest expense decreased $173,000 or 2.0% in the three months ended June 30, 2014 as compared to the same period of 2013. Significant variances include the following:

·	Professional fees decreased $317,000, or 68.8%, in the three months ended June 30, 2014 as compared to the same period in 2013, as the second quarter 2013 included professional fee expense of $315,000 for a consulting project related to debit card operations and electronic funds processing. There were no costs related to this project in 2014.

·	Automated teller machine and interchange expenses decreased $94,000, or 30.1%, mainly from benefits derived from the consulting project in 2013.

·	Pensions and other employee benefits increased $119,000, or 11.5%. Health care expense increased $101,000, as the amount of claims incurred during the three months ended June 30, 2014 was higher than in the same period in 2013. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

·	Within other expenses, collection expense increased $105,000 during the three months ended June 30, 2014 over the same period in 2013 as a result of increased real estate tax payments and building repair costs associated with loans.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction of the investment in loans. Note 7 to the consolidated financial statements provides an overview of the process management uses for evaluating and determining the allowance for loan losses.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The allowance for loan losses was $7,267,000 at June 30, 2014, down from $8,663,000 at December 31, 2013. As shown in Table XI, the specific allowance on impaired loans totaled $754,000 at June 30, 2014, which was $1,579,000 lower than the total specific allowance at December 31, 2013. The decrease in the specific allowances on impaired loans includes a charge-off of $1,486,000 related to one commercial loan relationship for which a specific allowance of $1,552,000 had been established at December 31, 2013. Table XI also shows the collectively determined component of the allowance for commercial loans was $264,000 higher at June 30, 2014 than at December 31, 2013. The collectively determined allowance for the commercial segment increased mainly because the net charge-off percentage used to determine a portion of the collectively determined allowance was higher at June 30, 2014 as compared to the percentage used throughout 2013. (The Corporation used net charge-offs as a percentage of average outstanding loans for the previous thirty-six months to estimate a portion of the collectively determined allowance at both June 30, 2014 and December 31, 2013.) This increase was partially offset by the effects on collectively determined allowances of lower loan balances at June 30, 2014 as compared to December 31, 2013.

The provision (credit) for loan losses by segment in the three-month and six-month periods ended June 30, 2014 and 2013 is as follows:

(In Thousands)	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Residential mortgage	$168	$132	$49	$385
Commercial	269	(81)	134	(104)
Consumer	8	15	(45)	11
Unallocated	1	0	(3)	(43)

Total	$446	$66	$135	$249

The provision for loan losses for commercial loans in the second quarter 2014 included the effect of net charge-offs of $1,474,000 during the quarter increasing the net charge-off percentage used to determine a portion of the collectively determined allowance at June 30, 2014. The provision for loan losses for residential mortgages in the second quarter 2014 included a net increase in the allowance for loan losses on impaired loans of $81,000. The provision for loan losses in the second quarter 2013 included a net increase in the allowance for loan losses on impaired loans of $171,000, including an increase in the allowance on impaired residential mortgage loans of $97,000 and an increase in the allowance on impaired commercial loans of $77,000. The net credit for loan losses from the commercial segment in the second quarter 2013 included a reduction in the collectively evaluated portion of the allowance of $120,000, mainly due to a reduction in outstanding commercial loans.

The provision for loan losses related to the residential mortgage segment for the six months ended June 30, 2014 totaled $49,000, and reflected a slight increase in the qualitative factors applied in calculating the collectively evaluated portion of the allowance for loan losses at June 30, 2014 in comparison to the qualitative factors applied at December 31, 2013. In comparison, the $385,000 provision for loan losses for the residential mortgage segment in the first six months of 2013 included an increase in the collectively evaluated portion of the allowance of $258,000, reflecting an increase in the net charge-off percentage used in the calculations for that period, and a $62,000 increase in the allowance on impaired loans. The provision for loan losses for commercial loans for the six months ended June 30, 2014 of $134,000 reflected an increase in the collectively determined portion of the allowance for loan losses, as described above, while the credit of $104,000 in the six months ended June 30, 2013 included the benefit of net recoveries of previously charged-off loans of $181,000. The $45,000 credit for the consumer segment in the six months ended June 30, 2014 resulted from a reduction in the collectively evaluated portion of the allowance, mainly due to a lower ratio of net charge-offs as a percentage of average loans.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $14,062,000 at June 30, 2014, down from the corresponding amount at December 31, 2013 of $16,321,000. Though down from year-end 2013, the amount of impaired loans (as well as nonperforming loans as reflected in the table) at June 30, 2014 is significantly higher than it was from 2009 through 2012. The increase in impaired and nonperforming loans at June 30, 2014 and December 31, 2013 as compared to the other periods presented reflected the classification as nonperforming of two large commercial loan relationships with outstanding balances totaling $7,088,000 at June 30, 2014 and $7,599,000 at December 31, 2013. The total of the specific allowance for loan losses on those two relationships amounted to $72,000 at June 30, 2014 and $1,624,000 at December 31, 2013. As described in the following paragraph, during the second quarter 2014, a charge-off of $1,486,000 was made related to one of these commercial loan relationships resulting in the decrease in the specific allowance as well as total impaired loans with a valuation allowance.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

As shown in Table XI, loans classified as TDRs increased to $8,107,000 at June 30, 2014 from $4,175,000 at December 31, 2013. This increase relates mainly to one commercial borrower. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates.

Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at June 30, 2014 of $4,837,000 as compared to the December 31, 2013 total of $8,305,000, mainly due to a lower amount of past due residential mortgage loans. Also, total loans past due 90 days or more and still accruing interest was down slightly at June 30, 2014 to $3,050,000 from $3,131,000. As part of its normal quarterly procedures, management reviewed loans past due 90 days or more at June 30, 2014, and determined the loans remaining in accrual status to be well secured and in the process of collection. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of June 30, 2014. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)
	6 Months Ended
	June 30,	June 30,	Years Ended December 31,
	2014	2013	2013	2012	2011	2010	2009
Balance, beginning of year	$8,663	$6,857	$6,857	$7,705	$9,107	$8,265	$7,857
Charge-offs:
Residential mortgage	(59)	(76)	(95)	(552)	(100)	(340)	(146)
Commercial	(1,715)	(114)	(459)	(498)	(1,189)	(91)	(39)
Consumer	(46)	(55)	(117)	(171)	(157)	(188)	(293)
Total charge-offs	(1,820)	(245)	(671)	(1,221)	(1,446)	(619)	(478)
Recoveries:
Residential mortgage	1	11	24	18	3	55	8
Commercial	263	295	348	8	255	113	77
Consumer	25	31	58	59	71	102	121
Total recoveries	289	337	430	85	329	270	206
Net (charge-offs) recoveries	(1,531)	92	(241)	(1,136)	(1,117)	(349)	(272)
Provision (credit) for loan losses	135	249	2,047	288	(285)	1,191	680
Balance, end of period	$7,267	$7,198	$8,663	$6,857	$7,705	$9,107	$8,265

Net charge-offs (recoveries) as a % of
average loans	0.24%	-0.01%	0.04%	0.16%	0.16%	0.05%	0.04%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	June 30,	As of December 31,
	2014	2013	2012	2011	2010	2009
ASC 310 - Impaired loans	$754	$2,333	$623	$1,126	$2,288	$1,126
ASC 450 - Collective segments:
Commercial	2,847	2,583	2,594	2,811	3,047	2,677
Residential mortgage	3,144	3,156	3,011	3,130	3,227	3,859
Consumer	127	193	188	204	232	281
Unallocated	395	398	441	434	313	322
Total Allowance	$7,267	$8,663	$6,857	$7,705	$9,107	$8,265

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	June 30,	As of December 31,
	2014	2013	2012	2011	2010	2009
Impaired loans with a valuation allowance	$3,804	$9,889	$2,710	$3,433	$5,457	$2,690
Impaired loans without a valuation allowance	10,258	6,432	4,719	4,431	3,191	3,257
Total impaired loans	$14,062	$16,321	$7,429	$7,864	$8,648	$5,947

Total loans past due 30-89 days and still accruing	$4,837	$8,305	$7,756	$7,898	$7,125	$9,445

Nonperforming assets:
Total nonaccrual loans	$13,598	$14,934	$7,353	$7,197	$10,809	$9,092
Total loans past due 90 days or more and still accruing	3,050	3,131	2,311	1,267	727	31
Total nonperforming loans	16,648	18,065	9,664	8,464	11,536	9,123
Foreclosed assets held for sale (real estate)	1,419	892	879	1,235	537	873
Total nonperforming assets	$18,067	$18,957	$10,543	$9,699	$12,073	$9,996

Loans subject to troubled debt restructurings (TDRs):
Performing	$2,069	$3,267	$906	$1,064	$645	$326
Nonperforming	6,038	908	1,155	2,413	0	0
Total TDRs	$8,107	$4,175	$2,061	$3,477	$645	$326

Total nonperforming loans as a % of loans	2.68%	2.80%	1.41%	1.19%	1.58%	1.27%
Total nonperforming assets as a % of assets	1.44%	1.53%	0.82%	0.73%	0.92%	0.76%
Allowance for loan losses as a % of total loans	1.17%	1.34%	1.00%	1.09%	1.25%	1.15%
Allowance for loan losses as a % of nonperforming loans	43.65%	47.95%	70.95%	91.03%	78.94%	90.60%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - SUMMARY OF LOANS BY TYPE
Summary of Loans by Type
(In Thousands)	June 30,	As of December 31,
	2014	2013	2012	2011	2010	2009
Residential mortgage:
Residential mortgage loans - first liens	$291,690	$299,831	$311,627	$331,015	$333,012	$340,268
Residential mortgage loans - junior liens	22,401	23,040	26,748	28,851	31,590	35,734
Home equity lines of credit	34,633	34,530	33,017	30,037	26,853	23,577
1-4 Family residential construction	13,948	13,909	12,842	9,959	14,379	11,452
Total residential mortgage	362,672	371,310	384,234	399,862	405,834	411,031
Commercial:
Commercial loans secured by real estate	145,934	147,215	158,413	156,388	167,094	163,483
Commercial and industrial	46,778	42,387	48,442	57,191	59,005	49,753
Political subdivisions	11,617	16,291	31,789	37,620	36,480	37,598
Commercial construction and land	8,550	17,003	28,200	23,518	24,004	15,264
Loans secured by farmland	8,380	10,468	11,403	10,949	11,353	11,856
Multi-family (5 or more) residential	10,548	10,985	6,745	6,583	7,781	8,338
Agricultural loans	3,116	3,251	3,053	2,987	3,472	3,848
Other commercial loans	13,816	14,631	362	552	392	638
Total commercial	248,739	262,231	288,407	295,788	309,581	290,778
Consumer	10,203	10,762	11,269	12,665	14,996	19,202
Total	621,614	644,303	683,910	708,315	730,411	721,011
Less: allowance for loan losses	(7,267)	(8,663)	(6,857)	(7,705)	(9,107)	(8,265)
Loans, net	$614,347	$635,640	$677,053	$700,610	$721,304	$712,746

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At June 30, 2014, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $26,084,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $26,206,000 at June 30, 2014.

The Corporation’s outstanding, available, and total credit facilities at June 30, 2014 and December 31, 2013 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2014	2013	2014	2013	2014	2013
Federal Home Loan Bank of Pittsburgh	$12,201	$34,335	$314,286	$304,875	$326,487	$339,210
Federal Reserve Bank Discount Window	0	0	24,831	26,078	24,831	26,078
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$12,201	$34,335	$384,117	$375,953	$396,318	$410,288

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At June 30, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,201,000. At December 31, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh included a short-term borrowing of $20,000,000, long-term borrowings with a total amount of $12,338,000 and a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At June 30, 2014, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $275,922,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at June 30, 2014 and December 31, 2013 are presented below. Management believes, as of June 30, 2014 and December 31, 2013, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014:
Total capital to risk-weighted assets:
Consolidated	$180,272	27.82%	$51,843	³8%	n/a	n/a
C&N Bank	164,602	25.74%	51,164	³8%	$63,955	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	171,617	26.48%	25,922	³4%	n/a	n/a
C&N Bank	157,307	24.60%	25,582	³4%	38,373	³6%
Tier 1 capital to average assets:
Consolidated	171,617	14.07%	48,806	³4%	n/a	n/a
C&N Bank	157,307	13.01%	48,379	³4%	60,474	³5%

December 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$177,693	26.60%	$53,449	³8%	n/a	n/a
C&N Bank	162,610	24.65%	52,783	³8%	$65,979	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	168,039	25.15%	26,724	³4%	n/a	n/a
C&N Bank	154,323	23.39%	26,392	³4%	39,588	³6%
Tier 1 capital to average assets:
Consolidated	168,039	13.78%	48,783	³4%	n/a	n/a
C&N Bank	154,323	12.77%	48,348	³4%	60,435	³5%

Effective July 17, 2014, the Corporation terminated its existing treasury stock repurchase programs and approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

Repurchases of common stock under the new treasury stock repurchase program would have the effect of reducing the Corporation’s regulatory capital ratios. Further, C&N Bank’s capital ratios will be affected by declaration of a dividend of $11 million in July 2014 for the purpose of providing funds to the Corporation for repurchases of common stock. Despite the expected effects of the common stock repurchase program and C&N Bank’s $11 million dividend, management expects the Corporation and C&N Bank to maintain capital levels that exceed the regulatory standards for well-capitalized institutions for the next 12 months and for the foreseeable future. Planned capital expenditures are not expected to have a significantly detrimental effect on capital ratios.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. The Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities.

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $5,316,000 at June 30, 2014 and ($1,004,000) at December 31, 2013. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at June 30, 2014.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $100,000 at June 30, 2014 and $11,000 at December 31, 2013.

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

Comprehensive Income totaled $7,037,000 for the three months ended June 30, 2014 as compared to a Comprehensive Loss of $1,417,000 in the second quarter 2013. In the second quarter 2014, Comprehensive Income included: (1) Net Income of $4,163,000, which was $811,000 lower than in the second quarter 2013; and (2) Other Comprehensive Income from unrealized gains on available-for-sale securities, net of deferred income tax, of $2,874,000 as compared to Other Comprehensive Loss of $6,391,000 in the second quarter 2013. For the six months ended June 30, 2014, Comprehensive income totaled $14,863,000 as compared to $1,357,000 for the six months ended June 30, 2013. In the six months ended June 30, 2014, Comprehensive Income included: (1) Net Income of $8,451,000, which was $1,229,000 lower than in the first six months of 2013; (2) Other Comprehensive Income from unrealized gains on available-for-sale securities, net of deferred income tax, of $6,320,000 as compared to Other Comprehensive Loss of $8,736,000 in the first six months of 2013; and (3) Other Comprehensive Income from defined benefit plans of $89,000 as compared to $413,000 in the first six months of 2013. Fluctuations in interest rates significantly affect fair values of available-for-sale securities, and accordingly reductions in interest rates resulted in positive amounts of Other Comprehensive Income in the second quarter and first six months of 2014, while increases in interest rates resulted in Other Comprehensive Loss in the second quarter and first six months of 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income for the three-month and six-month periods ended June 30, 2014 and 2013. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At June 30, 2014, the net deferred tax asset was $1,837,000, down from $6,344,000 at December 31, 2013. At June 30, 2014, the deferred tax liability associated with unrealized gains on available-for-sale securities was $2,862,000 as compared to a deferred tax asset on the unrealized loss on available-for-sale securities at December 31, 2013 of $541,000. Also, the deferred tax assets related to the credit for alternative minimum tax paid and the allowance for loan losses decreased by a total of $1,007,000 based on activity in the first six months of 2014.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at June 30, 2014 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 11 to the unaudited, consolidated financial statements.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through the first several months of 2014. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Although the Federal Reserve reduced the amount of securities it purchased beginning in late 2013, highly accommodative monetary policy in the form of low short-term interest rates is expected until at least mid-2015.

Despite the current low short-term rate environment and liquidity injections, inflation statistics indicate that the overall rate of inflation is unlikely to significantly affect the Corporation’s operations within the near future. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of April 30, 2014 and December 31, 2013. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

April 30, 2014 Data
(In Thousands)		Period Ending April 30, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$52,450	$22,349	$30,101	-21.3%	25.0%
+300	50,210	17,635	32,575	-14.8%	20.0%
+200	47,940	13,234	34,706	-9.2%	15.0%
+100	45,582	9,130	36,452	-4.7%	10.0%
0	43,267	5,026	38,241	0.0%	0.0%
-100	40,781	4,835	35,946	-6.0%	10.0%
-200	39,223	4,834	34,389	-10.1%	15.0%
-300	38,346	4,834	33,512	-12.4%	20.0%
-400	38,238	4,834	33,404	-12.6%	25.0%

	Market Value of Portfolio Equity at January 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$172,120	-25.5%	50.0%
+300	185,187	-19.8%	45.0%
+200	200,081	-13.3%	35.0%
+100	215,262	-6.8%	25.0%
0	230,901	0.0%	0.0%
-100	234,136	1.4%	25.0%
-200	236,507	2.4%	35.0%
-300	255,474	10.6%	45.0%
-400	290,713	25.9%	50.0%

December 31, 2013 Data
(In Thousands)		Period Ending December 31, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,993	$23,975	$30,018	-24.4%	25.0%
+300	51,748	18,975	32,773	-17.4%	20.0%
+200	49,496	14,091	35,405	-10.8%	15.0%
+100	47,146	9,552	37,594	-5.3%	10.0%
0	44,821	5,123	39,698	0.0%	0.0%
-100	42,432	4,897	37,535	-5.4%	10.0%
-200	40,747	4,895	35,852	-9.7%	15.0%
-300	40,059	4,895	35,164	-11.4%	20.0%
-400	39,968	4,895	35,073	-11.7%	25.0%

	Market Value of Portfolio Equity at December 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$161,652	-28.5%	50.0%
+300	175,176	-22.6%	45.0%
+200	192,513	-14.9%	35.0%
+100	209,428	-7.4%	25.0%
0	226,204	0.0%	0.0%
-100	230,189	1.8%	25.0%
-200	233,902	3.4%	35.0%
-300	250,451	10.7%	45.0%
-400	282,994	25.1%	50.0%

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

Equity securities held as of June 30, 2014 and December 31, 2013 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of June 30, 2014.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)

	June 30,	Dec. 31,
	2014	2013
Cost	$6,122	$6,038
Fair Value	9,207	8,924
Hypothetical 10% Decline In Market Value	(921)	(892)
Hypothetical 20% Decline In Market Value	(1,841)	(1,785)

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, the Corporation continued to utilize the 1992 Framework.

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

Issuer Purchases of Equity Securities

On May 19, 2011, the Corporation announced the Board of Directors had authorized repurchases of outstanding common stock, up to a total of $1 million, in open market or privately negotiated transactions. At its September 22, 2011 meeting, the Board of Directors authorized repurchases of outstanding common stock in open market or privately negotiated transactions, up to a total of $1 million, as an addition to the stock repurchase program previously announced on May 19, 2011. The Board of Directors’ authorizations provided that: (1) the treasury stock repurchase programs became effective when publicly announced and would continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the programs would be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. As of June 30, 2014, the maximum additional value available for purchases under this program was $980,694.

In the second quarter 2014, the Corporation made no purchases of its equity securities.

Effective July 17, 2014, the Corporation terminated its existing treasury stock repurchase programs (described immediately above) and approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions.

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

CITIZENS & NORTHERN CORPORATION

August 8, 2014	By:/s/ Charles H. Updegraff, Jr.
Date	President and Chief Executive Officer

August 8, 2014	By: /s/ Mark A. Hughes
Date	Treasurer and Chief Financial Officer

