Form 10-Q
period 2014-09-30
CITIZENS & NORTHERN CORP
filed 2014-11-07
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock ($1.00 par value)	12,292,607 Shares Outstanding on November 3, 2014

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CITIZENS & NORTHERN CORPORATION

Index

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) – September 30, 2014 and
December 31, 2013	Page 3

Consolidated Statements of Income (Unaudited) – Three-Month and
Nine-Month Periods Ended September 30, 2014 and 2013	Page 4
Consolidated Statements of Comprehensive Income
(Unaudited) – Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013	Page 5

Consolidated Statements of Cash Flows (Unaudited) –
Nine Months Ended September 30, 2014 and 2013	Page 6

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) - Nine Months Ended September 30, 2014 and 2013	Page 7

Notes to Unaudited Consolidated Financial Statements	Pages 8 – 38

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	Pages 39 – 58

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	Pages 59 – 61

Item 4. Controls and Procedures	Page 61

Part II. Other Information	Pages 62 – 64

Signatures	Page 65

Exhibit 31.1. Rule 13a-14(a)/15d-14(a) Certification -
Chief Executive Officer	Page 66

Exhibit 31.2. Rule 13a-14(a)/15d-14(a) Certification -
Chief Financial Officer	Page 67

Exhibit 32. Section 1350 Certifications	Page 68

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data) (Unaudited)	Sept. 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks:
Noninterest-bearing	$17,743	$15,917
Interest-bearing	37,696	28,702
Total cash and due from banks	55,439	44,619
Available-for-sale securities, at fair value	508,253	482,658
Loans held for sale	418	54

Loans receivable	629,409	644,303
Allowance for loan losses	(7,449)	(8,663)
Loans, net	621,960	635,640
Bank-owned life insurance	22,021	21,743
Accrued interest receivable	3,964	4,146
Bank premises and equipment, net	16,402	17,430
Foreclosed assets held for sale	1,888	892
Deferred tax asset, net	2,673	6,344
Intangible asset - Core deposit intangibles	61	87
Intangible asset - Goodwill	11,942	11,942
Other assets	11,512	12,140
TOTAL ASSETS	$1,256,533	$1,237,695

LIABILITIES
Deposits:
Noninterest-bearing	$209,357	$191,245
Interest-bearing	772,172	763,271
Total deposits	981,529	954,516
Short-term borrowings	6,765	23,385
Long-term borrowings	73,131	73,338
Accrued interest and other liabilities	8,234	6,984
TOTAL LIABILITIES	1,069,659	1,058,223

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference
per share; no shares issued at September 30, 2014 and December 31, 2013	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2014 and
2013; issued 12,655,171 at September 30, 2014 and 12,596,540 at December 31, 2013	12,655	12,596
Paid-in capital	71,442	70,105
Retained earnings	104,344	101,216
Treasury stock, at cost; 316,051 shares at September 30, 2014
and 206,477 shares at December 31, 2013	(5,604)	(3,452)
Sub-total	182,837	180,465
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	3,940	(1,004)
Defined benefit plans gain	97	11
Total accumulated other comprehensive income (loss)	4,037	(993)
TOTAL STOCKHOLDERS' EQUITY	186,874	179,472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,256,533	$1,237,695

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Income	3 Months Ended		Fiscal Year To Date
(In Thousands Except Per Share Data) (Unaudited)	Sept. 30,	Sept. 30,	9 Months Ended Sept. 30,
INTEREST INCOME	2014	2013	2014	2013
Interest and fees on loans	$8,040	$8,742	$24,123	$26,995
Interest on balances with depository institutions	33	25	95	76
Interest on loans to political subdivisions	348	337	1,055	1,022
Interest on mortgages held for sale	5	14	13	47
Income from available-for-sale securities:
Taxable	1,990	1,640	5,753	5,020
Tax-exempt	1,070	1,185	3,261	3,640
Dividends	86	84	241	229
Total interest and dividend income	11,572	12,027	34,541	37,029
INTEREST EXPENSE
Interest on deposits	543	647	1,650	2,098
Interest on short-term borrowings	1	3	7	6
Interest on long-term borrowings	743	746	2,208	2,307
Total interest expense	1,287	1,396	3,865	4,411
Net interest income	10,285	10,631	30,676	32,618
Provision for loan losses	218	239	353	488
Net interest income after provision for loan losses	10,067	10,392	30,323	32,130
OTHER INCOME
Service charges on deposit accounts	1,275	1,357	3,812	3,825
Service charges and fees	144	165	405	444
Trust and financial management revenue	1,140	1,033	3,325	3,022
Brokerage revenue	213	205	682	586
Insurance commissions, fees and premiums	44	32	103	136
Interchange revenue from debit card transactions	504	484	1,474	1,453
Net gains from sale of loans	141	504	557	1,560
(Decrease) increase in fair value of servicing rights	(17)	79	35	84
Increase in cash surrender value of life insurance	99	109	278	301
Net gain from premises and equipment	9	14	8	14
Other operating income	335	311	939	902
Sub-total	3,887	4,293	11,618	12,327
Total other-than-temporary impairment losses on available-for-sale securities	0	0	0	(25)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0	0	0
Net impairment losses recognized in earnings	0	0	0	(25)
Realized gains on available-for-sale securities, net	760	193	894	1,477
Total other income	4,647	4,486	12,512	13,779
OTHER EXPENSES
Salaries and wages	4,348	3,536	11,559	10,771
Pensions and other employee benefits	1,091	876	3,563	3,165
Occupancy expense, net	646	626	2,002	1,859
Furniture and equipment expense	461	487	1,399	1,464
FDIC Assessments	151	151	444	450
Pennsylvania shares tax	336	350	1,014	1,051
Professional fees	135	806	427	1,424
Automated teller machine and interchange expense	239	218	668	802
Software subscriptions	184	209	575	641
Loss on prepayment of debt	0	0	0	1,023
Other operating expense	1,445	1,351	4,256	4,056
Total other expenses	9,036	8,610	25,907	26,706
Income before income tax provision	5,678	6,268	16,928	19,203
Income tax provision	1,411	1,579	4,210	4,834
NET INCOME	$4,267	$4,689	$12,718	$14,369
NET INCOME PER SHARE - BASIC	$0.34	$0.38	$1.02	$1.16
NET INCOME PER SHARE - DILUTED	$0.34	$0.38	$1.02	$1.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Comprehensive Income
(In Thousands) (Unaudited)	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2014	2013	2014	2013
Net income	$4,267	$4,689	$12,718	$14,369

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains on available-for-sale securities	(1,357)	(286)	8,500	(12,465)
Reclassification adjustment for gains realized in income	(760)	(193)	(894)	(1,452)
Other comprehensive (loss) gain on available-for-sale securities	(2,117)	(479)	7,606	(13,917)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in accumulated other comprehensive gain	0	0	144	636
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(4)	0	(12)	0
Other comprehensive (loss) gain on unfunded retirement obligations	(4)	0	132	636

Other comprehensive (loss) income before income tax	(2,121)	(479)	7,738	(13,281)
Income tax related to other comprehensive loss (income)	742	167	(2,708)	4,646

Net other comprehensive (loss) income	(1,379)	(312)	5,030	(8,635)

Comprehensive income	$2,888	$4,377	$17,748	$5,734

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended Sept. 30,
(In Thousands) (Unaudited)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,718	$14,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	353	488
Realized gains on available-for-sale securities, net	(894)	(1,452)
Loss on prepayment of debt	0	1,023
Realized loss on foreclosed assets	49	71
Gain on disposition of premises and equipment	(8)	(14)
Depreciation expense	1,470	1,523
Accretion and amortization on securities, net	1,008	1,428
Accretion and amortization on loans and deposits, net	(20)	(25)
Increase in fair value of servicing rights	(35)	(84)
Increase in cash surrender value of life insurance	(278)	(301)
Stock-based compensation	463	605
Amortization of core deposit intangibles	26	38
Deferred income taxes	963	1,864
Gains on sales of loans, net	(557)	(1,560)
Origination of loans for sale	(16,544)	(47,737)
Proceeds from sales of loans	16,599	50,681
Decrease in accrued interest receivable and other assets	126	3,410
Increase in accrued interest payable and other liabilities	1,028	2,107
Net Cash Provided by Operating Activities	16,467	26,434
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	720	240
Purchase of certificates of deposit	0	(960)
Proceeds from sales of available-for-sale securities	52,344	24,120
Proceeds from calls and maturities of available-for-sale securities	56,581	77,222
Purchase of available-for-sale securities	(126,674)	(118,308)
Redemption of Federal Home Loan Bank of Pittsburgh stock	977	2,678
Purchase of Federal Home Loan Bank of Pittsburgh stock	(245)	(825)
Net decrease in loans	11,833	35,022
Purchase of premises and equipment	(477)	(484)
Proceeds from disposition of premises and equipment	43	42
Purchase of investment in limited liability entity	0	(147)
Return of principal on limited liability entity investments	125	126
Proceeds from sale of foreclosed assets	469	255
Net Cash (Used in) Provided by Investing Activities	(4,304)	18,981
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	27,013	(42,641)
Net decrease in short-term borrowings	(16,620)	(734)
Repayments of long-term borrowings	(207)	(11,430)
Purchase of treasury stock	(2,464)	0
Sale of treasury stock	99	168
Tax benefit from compensation plans	120	91
Common dividends paid	(8,564)	(8,178)
Net Cash Used in Financing Activities	(623)	(62,724)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,540	(17,309)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,591	55,016
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,131	$37,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$1,514	$223
Accrued purchase of available-for-sale securities	$354	$0
Interest paid	$3,888	$4,437
Income taxes paid	$3,062	$2,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2014 and 2013
(In Thousands Except Share and Per Share Data)						Accum. Other
(Unaudited)	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	(Loss)	Stock	Total
Nine Months Ended September 30, 2014:						Income
Balance, December 31, 2013	12,596,540	206,477	$12,596	$70,105	$101,216	($993)	($3,452)	$179,472
Net income					12,718			12,718
Other comprehensive income, net						5,030		5,030
Cash dividends declared on common
stock, $.78 per share					(9,693)			(9,693)
Shares issued for dividend reinvestment
plan	59,498		60	1,069				1,129
Treasury stock purchased		129,000					(2,464)	(2,464)
Shares issued from treasury and redeemed
related to exercise of stock options	(867)	(10,173)	(1)	(58)			158	99
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		7,458		125			(125)	0
Stock-based compensation expense				463				463
Tax effect of stock option exercises				1				1
Tax benefit from dividends on restricted stock				16				16
Tax benefit from employee benefit plan					103			103
Balance, September 30, 2014	12,655,171	316,051	$12,655	$71,442	$104,344	$4,037	($5,604)	$186,874

Nine Months Ended September 30, 2013:
Balance, December 31, 2012	12,525,411	251,376	$12,525	$68,622	$94,839	$11,003	($4,203)	$182,786
Net income					14,369			14,369
Other comprehensive loss, net						(8,635)		(8,635)
Cash dividends declared on common
stock, $.75 per share					(9,250)			(9,250)
Shares issued for dividend reinvestment
plan	53,794		54	1,018				1,072
Shares issued from treasury related to
exercise of stock options		(9,651)		6			162	168
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		3,233		54			(54)	0
Stock-based compensation expense				605				605
Tax effect of stock option exercises				(3)				(3)
Tax benefit from employee benefit plan					94			94
Balance, September 30, 2013	12,579,205	207,072	$12,579	$69,669	$100,052	$2,368	($3,462)	$181,206

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

Operating results reported for the three-month and nine-month periods ended September 30, 2014 might not be indicative of the results for the year ending December 31, 2014. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Nine Months Ended September 30, 2014
Earnings per share – basic	$12,718,000	12,419,538	$1.02
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		233,579
Hypothetical share repurchase at $19.28		(212,200)
Earnings per share – diluted	$12,718,000	12,440,917	$1.02

Nine Months Ended September 30, 2013
Earnings per share – basic	$14,369,000	12,342,706	$1.16
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		251,970
Hypothetical share repurchase at $19.73		(222,749)
Earnings per share – diluted	$14,369,000	12,371,927	$1.16

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
Quarter Ended September 30, 2014
Earnings per share – basic	$4,267,000	12,399,482	$0.34
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		222,344
Hypothetical share repurchase at $19.33		(201,826)
Earnings per share – diluted	$4,267,000	12,420,000	$0.34

Quarter Ended September 30, 2013
Earnings per share – basic	$4,689,000	12,363,887	$0.38
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		302,956
Hypothetical share repurchase at $20.10		(269,941)
Earnings per share – diluted	$4,689,000	12,396,902	$0.38

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 169,728 shares in the nine-month period ended September 30, 2014, 98,809 shares in the nine-month period ended September 30, 2013, 137,873 shares in the third quarter 2014 and 57,658 shares in the third quarter 2013.

3. COMPREHENSIVE INCOME

Comprehensive income is the total of (1) net income, and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income, and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended Sept. 30, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$8,500	($2,975)	$5,525
Reclassification adjustment for (gains) realized in income	(894)	313	(581)
Other comprehensive gain on available-for-sale securities	7,606	(2,662)	4,944

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	144	(50)	94
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(12)	4	(8)
Other comprehensive gain on unfunded retirement obligations	132	(46)	86

Total other comprehensive gain	$7,738	($2,708)	$5,030

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Nine Months Ended Sept. 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($12,465)	$4,362	($8,103)
Reclassification adjustment for (gains) realized in income	(1,452)	507	(945)
Other comprehensive loss on available-for-sale securities	(13,917)	4,869	(9,048)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	636	(223)	413
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	636	(223)	413

Total other comprehensive loss	($13,281)	$4,646	($8,635)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended Sept. 30, 2014:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($1,357)	$475	($882)
Reclassification adjustment for (gains) realized in income	(760)	266	(494)
Other comprehensive loss on available-for-sale securities	(2,117)	741	(1,376)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	(4)	1	(3)
Other comprehensive loss on unfunded retirement obligations	(4)	1	(3)

Total other comprehensive loss	($2,121)	$742	($1,379)

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
Three Months Ended Sept. 30, 2013:
Unrealized gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($286)	$101	($185)
Reclassification adjustment for (gains) realized in income	(193)	66	(127)
Other comprehensive loss on available-for-sale securities	(479)	167	(312)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in other comprehensive income	0	0	0
Amortization of net transition obligation, prior service cost and net
actuarial loss included in net periodic benefit cost	0	0	0
Other comprehensive gain on unfunded retirement obligations	0	0	0

Total other comprehensive loss	($479)	$167	($312)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Changes in the components of accumulated other comprehensive income are as follows and are presented net of tax:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income
Nine Months Ended September 30, 2014
Balance, beginning of period	($1,004)	$11	($993)
Other comprehensive income before reclassifications	5,525	94	5,619
Amounts reclassified from accumulated other
comprehensive income	(581)	(8)	(589)
Other comprehensive income	4,944	86	5,030
Balance, end of period	$3,940	$97	$4,037

Nine Months Ended September 30, 2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive (loss) income before reclassifications	(8,103)	413	(7,690)
Amounts reclassified from accumulated other
comprehensive income	(945)	0	(945)
Other comprehensive (loss) income	(9,048)	413	(8,635)
Balance, end of period	$2,520	($152)	$2,368

Three Months Ended September 30, 2014
Balance, beginning of period	$5,316	$100	$5,416
Other comprehensive loss before reclassifications	(882)	0	(882)
Amounts reclassified from accumulated other
comprehensive income	(494)	(3)	(497)
Other comprehensive loss	(1,376)	(3)	(1,379)
Balance, end of period	$3,940	$97	$4,037

Three Months Ended September 30, 2013
Balance, beginning of period	$2,832	($152)	$2,680
Other comprehensive loss before reclassifications	(185)	0	(185)
Amounts reclassified from accumulated other
comprehensive income	(127)	0	(127)
Other comprehensive loss	(312)	0	(312)
Balance, end of period	$2,520	($152)	$2,368

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Items reclassified out of each component of other comprehensive income are as follows:

For the Nine Months Ended September 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	($894)	Realized gains on available-for-sale securities, net
	313	Income tax provision
	(581)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Pensions and other employee benefits
Actuarial loss	11	Pensions and other employee benefits
	(12)	Total before tax
	4	Income tax provision
	(8)	Net of tax
Total reclassifications for the period	($589)

For the Nine Months Ended September 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,477)	Realized gains on available-for-sale securities, net
	(1,452)	Total before tax
	507	Income tax provision
	(945)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(23)	Pensions and other employee benefits
Actuarial loss	23	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax
Total reclassifications for the period	($945)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

For the Three Months Ended September 30, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	($760)	Realized gains on available-for-sale securities, net
	266	Income tax provision
	(494)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	3	Pensions and other employee benefits
	(4)	Total before tax
	1	Income tax provision
	(3)	Net of tax
Total reclassifications for the period	($497)

For the Three Months Ended September 30, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	$0	Total other-than-temporary impairment losses on
available-for-sale securities
	(193)	Realized gains on available-for-sale securities, net
	(193)	Total before tax
	66	Income tax provision
	(127)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(7)	Pensions and other employee benefits
Actuarial loss	7	Pensions and other employee benefits
	0	Total before tax
	0	Income tax provision
	0	Net of tax
Total reclassifications for the period	($127)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

4. CASH AND DUE FROM BANKS

Cash and due from banks at September 30, 2014 and December 31, 2013 include the following:

(In thousands)	Sept. 30	Dec. 31,
	2014	2013
Cash and cash equivalents	$50,131	$38,591
Certificates of deposit	5,308	6,028
Total cash and due from banks	$55,439	$44,619

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank of Philadelphia. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $12,828,000 at September 30, 2014 and $15,318,000 at December 31, 2013.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

At September 30, 2014 and December 31, 2013, assets measured at fair value and the valuation methods used are as follows:

		September 30, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$26,416	$0	$26,416
Obligations of states and political subdivisions:
Tax-exempt	0	128,292	0	128,292
Taxable	0	34,203	0	34,203
Mortgage-backed securities	0	75,513	0	75,513
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	234,816	0	234,816
Collateralized debt obligations	0	660	0	660
Total debt securities	0	499,900	0	499,900
Marketable equity securities	8,353	0	0	8,353
Total available-for-sale securities	8,353	499,900	0	508,253
Servicing rights	0	0	1,296	1,296
Total recurring fair value measurements	$8,353	$499,900	$1,296	$509,549

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$4,059	$4,059
Valuation allowance	0	0	(966)	(966)
Impaired loans, net	0	0	3,093	3,093
Foreclosed assets held for sale	0	0	1,888	1,888
Total nonrecurring fair value measurements	$0	$0	$4,981	$4,981

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$45,877	$0	$45,877
Obligations of states and political subdivisions:
Tax-exempt	0	128,426	0	128,426
Taxable	0	34,471	0	34,471
Mortgage-backed securities	0	86,208	0	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	0	178,092	0	178,092
Collateralized debt obligations	0	660	0	660
Total debt securities	0	473,734	0	473,734
Marketable equity securities	8,924	0	0	8,924
Total available-for-sale securities	8,924	473,734	0	482,658
Servicing rights	0	0	1,123	1,123
Total recurring fair value measurements	$8,924	$473,734	$1,123	$483,781

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$9,889	$9,889
Valuation allowance	0	0	(2,333)	(2,333)
Impaired loans, net	0	0	7,556	7,556
Foreclosed assets held for sale	0	0	892	892
Total nonrecurring fair value measurements	$0	$0	$8,448	$8,448

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. At September 30, 2014 and December 31, 2013, quantitative information regarding significant techniques and inputs used for assets measured on a recurring basis using unobservable inputs (Level 3 methodologies) are as follows:

	Fair Value at
	9/30/14	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	9/30/14
Servicing rights	$1,296	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period
			Loan prepayment speeds	147.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Fair Value at
	12/31/13	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/13
Servicing rights	$1,123	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period
			Loan prepayment speeds	152.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

	Three Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2014
(In Thousands)	Servicing	Servicing
	Rights	Rights
Balance, beginning of period	$1,281	$1,123
Issuances of servicing rights	32	138
Unrealized (losses) gains included in earnings	(17)	35
Balance, end of period	$1,296	$1,296

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Pooled Trust	Pooled Trust			Pooled Trust	Pooled Trust
	Preferred	Preferred			Preferred	Preferred
	Securities -	Securities -			Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing		Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total	Tranches	Tranches	Rights	Total
Balance, beginning of period	$0	$0	$850	$850	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	120	120	0	0	360	360
Accretion and amortization, net	0	0	0	0	(2)	0	0	(2)
Proceeds from sales and calls	0	0	0	0	(1,636)	(571)	0	(2,207)
Realized gains, net	0	0	0	0	23	571	0	594
Unrealized gains included in
Earnings	0	0	79	79	0	0	84	84
Unrealized gains included in
other comprehensive income	0	0	0	0	2	0	0	2
Balance, end of period	$0	$0	$1,049	$1,049	$0	$0	$1,049	$1,049

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable on demand at September 30, 2014 and December 31, 2013. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	September 30, 2014		December 31, 2013
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$50,131	$50,131	$38,591	$38,591
Certificates of deposit	Level 2	5,308	5,332	6,028	6,057
Available-for-sale securities	See Above	508,253	508,253	482,658	482,658
Restricted equity securities (included in Other Assets)	Level 2	3,054	3,054	3,786	3,786
Loans held for sale	Level 1	418	418	54	54
Loans, net	Level 3	621,960	627,575	635,640	634,937
Accrued interest receivable	Level 1	3,964	3,964	4,146	4,146
Servicing rights	Level 3	1,296	1,296	1,123	1,123

Financial liabilities:
Deposits with no stated maturity	Level 1	726,740	726,740	693,479	693,479
Time deposits	Level 3	254,789	255,718	261,037	262,376
Short-term borrowings	Level 3	6,765	6,687	23,385	23,356
Long-term borrowings	Level 3	73,131	79,160	73,338	79,400
Accrued interest payable	Level 1	97	97	120	120

6. SECURITIES

Amortized cost and fair value of available-for-sale securities at September 30, 2014 and December 31, 2013 are summarized as follows:

		September 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,237	$43	($864)	$26,416
Obligations of states and political subdivisions:
Tax-exempt	123,336	5,142	(186)	128,292
Taxable	34,136	317	(250)	34,203
Mortgage-backed securities	74,278	1,482	(247)	75,513
Collateralized mortgage obligations,
Issued by U.S. Government agencies	236,940	997	(3,121)	234,816
Collateralized debt obligations	660	0	0	660
Total debt securities	496,587	7,981	(4,668)	499,900
Marketable equity securities	5,605	2,758	(10)	8,353
Total	$502,192	$10,739	($4,678)	$508,253

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

		December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$47,382	$282	($1,787)	$45,877
Obligations of states and political subdivisions:
Tax-exempt	127,748	2,766	(2,088)	128,426
Taxable	35,154	206	(889)	34,471
Mortgage-backed securities	84,849	1,819	(460)	86,208
Collateralized mortgage obligations,
Issued by U.S. Government agencies	182,372	761	(5,041)	178,092
Collateralized debt obligations:	660	0	0	660
Total debt securities	478,165	5,834	(10,265)	473,734
Marketable equity securities	6,038	2,886	0	8,924
Total	$484,203	$8,720	($10,265)	$482,658

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

September 30, 2014	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$1,584	($4)	$23,759	($860)	$25,343	($864)
Obligations of states and political subdivisions:
Tax-exempt	5,935	(24)	8,472	(162)	14,407	(186)
Taxable	6,550	(35)	9,868	(215)	16,418	(250)
Mortgage-backed securities	24,304	(100)	4,241	(147)	28,545	(247)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	96,491	(1,001)	64,549	(2,120)	161,040	(3,121)
Total debt securities	134,864	(1,164)	110,889	(3,504)	245,753	(4,668)
Marketable equity securities	134	(10)	0	0	134	(10)
Total temporarily impaired available-for-sale securities	$134,998	($1,174)	$110,889	($3,504)	$245,887	($4,678)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$22,489	($1,337)	$4,598	($450)	$27,087	($1,787)
Obligations of states and political subdivisions:
Tax-exempt	44,285	(1,425)	5,808	(663)	50,093	(2,088)
Taxable	20,873	(766)	2,378	(123)	23,251	(889)
Mortgage-backed securities	34,377	(460)	0	0	34,377	(460)
Collateralized mortgage obligations,
Issued by U.S. Government agencies	113,204	(4,608)	7,399	(433)	120,603	(5,041)
Total temporarily impaired available-for-sale securities	$235,228	($8,596)	$20,183	($1,669)	$255,411	($10,265)

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Gross realized gains and losses from available-for-sale securities were as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2014	2013	2014	2013
Gross realized gains from sales	$761	$193	$1,103	$1,595
Gross realized losses from sales	(1)	0	(209)	(118)
Losses from OTTI impairment	0	0	0	(25)
Net realized gains	$760	$193	$894	$1,452

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of September 30, 2014. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$11,087	$11,224
Due from one year through five years	52,156	52,450
Due from five years through ten years	64,890	65,061
Due after ten years	57,236	60,836
Subtotal	185,369	189,571
Mortgage-backed securities	74,278	75,513
Collateralized mortgage obligations,
Issued by U.S. Government agencies	236,940	234,816
Total	$496,587	$499,900

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

Investment securities carried at $361,581,000 at September 30, 2014 and $323,613,000 at December 31, 2013 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 8 for information concerning securities pledged to secure borrowing arrangements.

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

A summary of information management considered in evaluating debt and equity securities for OTTI at September 30, 2014 is provided below.

Debt Securities

At September 30, 2014, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of debt securities, including municipal bonds with no external ratings, at September 30, 2014 to be temporary.

The credit rating agencies have withdrawn their ratings on numerous municipal bonds held by the Corporation. At September 30, 2014, the total amortized cost basis of municipal bonds with no external credit ratings was $16,424,000, with an aggregate unrealized gain of $166,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. Most of the bonds for which credit rating agencies have

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

withdrawn their ratings were insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds. In the third quarter 2013, a credit rating agency withdrew its ratings on several bonds due to changes in its rating methodology related to credit enhancement programs provided by issuers’ state governments. However, the credit enhancement remains in effect on the bonds. None of the unrated municipal bonds has failed to make a scheduled payment.

Equity Securities

The Corporation’s marketable equity securities at September 30, 2014 and December 31, 2013 consisted exclusively of stocks of banking companies. At September 30, 2014, the Corporation held three stocks with an unrealized loss of $10,000 for which management determined an OTTI charge was not required.

Realized gains from sales of bank stocks totaled $289,000 in the three-month period ended September 30, 2014 and $363,000 in the nine-month period ended September 30, 2014. The Corporation realized gains from sales of bank stocks totaling $188,000 in the three-month period ended September 30, 2013 and $766,000 in the nine-month period ended September 30, 2013.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $2,924,000 at September 30, 2014 and $3,656,000 at December 31, 2013. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at September 30, 2014 and December 31, 2013. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

7. LOANS

The loans receivable portfolio is segmented into residential mortgage, commercial and consumer loans. Loans outstanding at September 30, 2014 and December 31, 2013 are summarized by segment, and by classes within each segment, as follows:

Summary of Loans by Type
(In Thousands)	Sept. 30,	Dec. 31,
	2014	2013
Residential mortgage:
Residential mortgage loans - first liens	$290,943	$299,831
Residential mortgage loans - junior liens	21,843	23,040
Home equity lines of credit	35,975	34,530
1-4 Family residential construction	16,895	13,909
Total residential mortgage	365,656	371,310
Commercial:
Commercial loans secured by real estate	144,410	147,215
Commercial and industrial	50,615	42,387
Political subdivisions	14,823	16,291
Commercial construction and land	9,069	17,003
Loans secured by farmland	8,542	10,468
Multi-family (5 or more) residential	9,092	10,985
Agricultural loans	3,284	3,251
Other commercial loans	13,620	14,631
Total commercial	253,455	262,231
Consumer	10,298	10,762
Total	629,409	644,303
Less: allowance for loan losses	(7,449)	(8,663)
Loans, net	$621,960	$635,640

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that comprise the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at either September 30, 2014 or December 31, 2013.

The Corporation maintains an allowance for loan losses that represents management’s estimate of the losses inherent in the loan portfolio as of the balance sheet date and recorded as a reduction of the investment in loans. The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of September 30, 2014 and December 31, 2013, management determined that no allowance for credit losses related to unfunded loan commitments was required.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Transactions within the allowance for loan losses, summarized by segment and class, for the three-month and nine-month periods ended September 30, 2014 and 2013 were as follows:

Three Months Ended September 30, 2014	June 30,				Sept. 30,
(In Thousands)	2014 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	2,966	($37)	$12	$18	$2,959
Residential mortgage loans - junior liens	280	0	0	(5)	275
Home equity lines of credit	277	0	0	11	288
1-4 Family residential construction	173	0	0	38	211
Total residential mortgage	3,696	(37)	12	62	3,733
Commercial:
Commercial loans secured by real estate	1,896	0	0	(60)	1,836
Commercial and industrial	626	0	1	40	667
Political subdivisions	0	0	0	0	0
Commercial construction and land	163	0	0	145	308
Loans secured by farmland	96	0	0	58	154
Multi-family (5 or more) residential	103	0	0	(17)	86
Agricultural loans	30	0	0	1	31
Other commercial loans	135	0	0	(6)	129
Total commercial	3,049	0	1	161	3,211
Consumer	127	(24)	12	(5)	110
Unallocated	395	0	0	0	395

Total Allowance for Loan Losses	$7,267	($61)	$25	$218	$7,449

Three Months Ended September 30, 2013	June 30,				Sept. 30,
(In Thousands)	2013 Balance	Charge-offs	Recoveries	Provision (Credit)	2013 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,871	$0	$0	$54	$2,925
Residential mortgage loans - junior liens	229	0	0	(15)	214
Home equity lines of credit	258	0	0	10	268
1-4 Family residential construction	179	0	0	10	189
Total residential mortgage	3,537	0	0	59	3,596
Commercial:
Commercial loans secured by real estate	1,944	(169)	50	(163)	1,662
Commercial and industrial	628	(176)	1	143	596
Political subdivisions	0	0	0	0	0
Commercial construction and land	258	0	0	136	394
Loans secured by farmland	121	0	0	(4)	117
Multi-family (5 or more) residential	64	0	0	(9)	55
Agricultural loans	28	0	0	0	28
Other commercial loans	5	0	0	86	91
Total commercial	3,048	(345)	51	189	2,943
Consumer	215	(29)	16	(9)	193
Unallocated	398	0	0	0	398

Total Allowance for Loan Losses	$7,198	($374)	$67	$239	$7,130

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nine Months Ended September 30, 2014	December 31,				Sept. 30,
(In Thousands)	2013 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	($96)	$13	$68	$2,959
Residential mortgage loans - junior liens	294	0	0	(19)	275
Home equity lines of credit	269	0	0	19	288
1-4 Family residential construction	168	0	0	43	211
Total residential mortgage	3,705	(96)	13	111	3,733
Commercial:
Commercial loans secured by real estate	3,123	(1,521)	250	(16)	1,836
Commercial and industrial	591	(24)	9	91	667
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	5	206	308
Loans secured by farmland	115	0	0	39	154
Multi-family (5 or more) residential	103	0	0	(17)	86
Agricultural loans	30	0	0	1	31
Other commercial loans	138	0	0	(9)	129
Total commercial	4,367	(1,715)	264	295	3,211
Consumer	193	(70)	37	(50)	110
Unallocated	398	0	0	(3)	395

Total Allowance for Loan Losses	$8,663	($1,881)	$314	$353	$7,449

Nine Months Ended September 30, 2013	December 31,				Sept. 30,
(In Thousands)	2012 Balance	Charge-offs	Recoveries	Provision (Credit)	2013 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($65)	$11	$360	$2,925
Residential mortgage loans - junior liens	247	0	0	(33)	214
Home equity lines of credit	255	0	0	13	268
1-4 Family residential construction	96	(11)	0	104	189
Total residential mortgage	3,217	(76)	11	444	3,596
Commercial:
Commercial loans secured by real estate	1,930	(169)	343	(442)	1,662
Commercial and industrial	581	(286)	3	298	596
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	(4)	0	164	394
Loans secured by farmland	129	0	0	(12)	117
Multi-family (5 or more) residential	67	0	0	(12)	55
Agricultural loans	27	0	0	1	28
Other commercial loans	3	0	0	88	91
Total commercial	2,971	(459)	346	85	2,943
Consumer	228	(84)	47	2	193
Unallocated	441	0	0	(43)	398

Total Allowance for Loan Losses	$6,857	($619)	$404	$488	$7,130

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of September 30, 2014 and December 31, 2013:

September 30, 2014		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$278,183	$1,707	$10,974	$79	$290,943
Residential mortgage loans - junior liens	20,765	328	750	0	21,843
Home equity lines of credit	35,272	244	459	0	35,975
1-4 Family residential construction	16,874	21	0	0	16,895
Total residential mortgage	351,094	2,300	12,183	79	365,656
Commercial:
Commercial loans secured by real estate	131,571	3,363	9,476	0	144,410
Commercial and Industrial	42,551	4,665	3,164	235	50,615
Political subdivisions	14,823	0	0	0	14,823
Commercial construction and land	6,592	284	2,107	86	9,069
Loans secured by farmland	6,108	535	1,872	27	8,542
Multi-family (5 or more) residential	8,795	296	1	0	9,092
Agricultural loans	3,244	0	40	0	3,284
Other commercial loans	13,531	89	0	0	13,620
Total Commercial	227,215	9,232	16,660	348	253,455
Consumer	10,173	1	124	0	10,298
Totals	$588,482	$11,533	$28,967	$427	$629,409

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2013 (In Thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$286,144	$1,876	$11,629	$182	$299,831
Residential mortgage loans - junior liens	21,694	351	995	0	23,040
Home equity lines of credit	33,821	295	414	0	34,530
1-4 Family residential construction	13,837	0	72	0	13,909
Total residential mortgage	355,496	2,522	13,110	182	371,310
Commercial:
Commercial loans secured by real estate	129,834	5,866	11,368	147	147,215
Commercial and Industrial	32,317	6,697	3,138	235	42,387
Political subdivisions	16,291	0	0	0	16,291
Commercial construction and land	13,792	427	2,036	748	17,003
Loans secured by farmland	8,279	758	1,402	29	10,468
Multi-family (5 or more) residential	10,665	316	4	0	10,985
Agricultural loans	3,169	34	48	0	3,251
Other commercial loans	14,532	99	0	0	14,631
Total commercial	228,879	14,197	17,996	1,159	262,231
Consumer	10,587	6	169	0	10,762

Totals	$594,962	$16,725	$31,275	$1,341	$644,303

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 68% at September 30, 2014) is secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the tables summarizing the allowance and associated loan balances as of September 30, 2014 and December 31, 2013.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of September 30, 2014 and December 31, 2013:

September 30, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,498	$288,445	$290,943	$449	$2,510	$2,959
Residential mortgage loans - junior liens	181	21,662	21,843	100	175	275
Home equity lines of credit	0	35,975	35,975	0	288	288
1-4 Family residential construction	0	16,895	16,895	0	211	211
Total residential mortgage	2,679	362,977	365,656	549	3,184	3,733
Commercial:
Commercial loans secured by real estate	6,692	137,718	144,410	18	1,818	1,836
Commercial and industrial	765	49,850	50,615	98	569	667
Political subdivisions	0	14,823	14,823	0	0	0
Commercial construction and land	2,109	6,960	9,069	211	97	308
Loans secured by farmland	1,809	6,733	8,542	90	64	154
Multi-family (5 or more) residential	0	9,092	9,092	0	86	86
Agricultural loans	40	3,244	3,284	0	31	31
Other commercial loans	0	13,620	13,620	0	129	129
Total commercial	11,415	242,040	253,455	417	2,794	3,211
Consumer	0	10,298	10,298	0	110	110
Unallocated						395

Total	$14,094	$615,315	$629,409	$966	$6,088	$7,449

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

December 31, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,727	$297,104	$299,831	$449	$2,525	$2,974
Residential mortgage loans - junior liens	183	22,857	23,040	100	194	294
Home equity lines of credit	0	34,530	34,530	0	269	269
1-4 Family residential construction	0	13,909	13,909	0	168	168
Total residential mortgage	2,910	368,400	371,310	549	3,156	3,705
Commercial:
Commercial loans secured by real estate	7,988	139,227	147,215	1,577	1,546	3,123
Commercial and industrial	1,276	41,111	42,387	106	485	591
Political subdivisions	0	16,291	16,291	0	0	0
Commercial construction	2,776	14,227	17,003	72	195	267
Loans secured by farmland	1,318	9,150	10,468	29	86	115
Multi-family (5 or more) residential	0	10,985	10,985	0	103	103
Agricultural loans	48	3,203	3,251	0	30	30
Other commercial loans	0	14,631	14,631	0	138	138
Total commercial	13,406	248,825	262,231	1,784	2,583	4,367
Consumer	5	10,757	10,762	0	193	193
Unallocated						398

Total	$16,321	$627,982	$644,303	$2,333	$5,932	$8,663

The average balance of impaired loans and interest income recognized on impaired loans is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,
	2014	2013	2014	2013
Average investment in impaired loans	$14,611	$8,773	$14,870	$8,032
Interest income recognized on impaired loans	130	163	503	291
Interest income recognized on a cash basis
on impaired loans	130	163	503	291

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	September 30, 2014		December 31, 2013
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,589	$3,677	$2,016	$3,533
Residential mortgage loans - junior liens	130	151	187	110
Home equity lines of credit	35	86	87	62
1-4 Family residential construction	0	0	0	72
Total residential mortgage	1,754	3,914	2,290	3,777
Commercial:
Commercial loans secured by real estate	703	5,931	744	7,096
Commercial and industrial	5	450	17	434
Commercial construction and land	110	2,001	5	2,663
Loans secured by farmland	29	1,361	0	902
Agricultural loans	0	40	0	35
Total commercial	847	9,783	766	11,130
Consumer	1	25	75	27

Totals	$2,602	$13,722	$3,131	$14,934

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are past due ninety days or more or nonaccrual.

The table below presents a summary of the contractual aging of loans as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014				As of December 31, 2013
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$284,215	$3,457	$3,271	$290,943	$289,483	$6,776	$3,572	$299,831
Residential mortgage loans - junior liens	21,325	246	272	21,843	22,247	506	287	23,040
Home equity lines of credit	35,766	88	121	35,975	34,263	118	149	34,530
1-4 Family residential construction	16,895	0	0	16,895	13,837	0	72	13,909
Total residential mortgage	358,201	3,791	3,664	365,656	359,830	7,400	4,080	371,310

Commercial:
Commercial loans secured by real estate	141,669	1,480	1,261	144,410	145,055	405	1,755	147,215
Commercial and industrial	50,199	277	139	50,615	41,730	434	223	42,387
Political subdivisions	14,823	0	0	14,823	16,291	0	0	16,291
Commercial construction and land	6,916	42	2,111	9,069	14,303	32	2,668	17,003
Loans secured by farmland	6,922	230	1,390	8,542	9,267	329	872	10,468
Multi-family (5 or more) residential	8,796	296	0	9,092	10,985	0	0	10,985
Agricultural loans	3,238	6	40	3,284	3,203	13	35	3,251
Other commercial loans	13,620	0	0	13,620	14,631	0	0	14,631
Total commercial	246,183	2,331	4,941	253,455	255,465	1,213	5,553	262,231
Consumer	10,212	85	1	10,298	10,516	171	75	10,762

Totals	$614,596	$6,207	$8,606	$629,409	$625,811	$8,784	$9,708	$644,303

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Nonaccrual loans are included in the contractual aging in the immediately preceding table. A summary of the contractual aging of nonaccrual loans at September 30, 2014 and December 31, 2013 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
September 30, 2014 Nonaccrual Totals	$6,969	$749	$6,004	$13,722
December 31, 2013 Nonaccrual Totals	$7,878	$479	$6,577	$14,934

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions, and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as contractual aging information at September 30, 2014 and December 31, 2013 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
September 30, 2014 Totals	$1,325	$509	$171	$6,001	$8,006
December 31, 2013 Totals	$3,254	$13	$0	$908	$4,175

There were no TDRs that occurred during the three-month periods ended September 30, 2014 and 2013. TDRs that occurred during the nine-month periods ended September 30, 2014 and 2013 were as follows:

Nine Months Ended September 30, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Residential mortgage loans - first liens	3	$150	$150
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

Nine Months Ended September 30, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	6	$677	$677
Residential mortgage loans - junior liens	3	102	102
Commercial:
Commercial loans secured by real estate	1	440	440
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

The TDRs in the nine-month period ended September 30, 2014 related to residential mortgage loans included a reduction in payment amount on one contract, an interest only period on one contract and a reduction in interest rate and payment on one contract. The TDRs related to commercial loans in the nine-month period ended September 30, 2014 relate to six contracts associated with one relationship. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates. After the effect of the $1,486,000 charge-off related to loans to one commercial borrower described above, there was no allowance for loan losses on loans to that borrower at September 30, 2014, while the allowance on the loans amounted to $1,552,000 at December 31, 2013. There were no other changes in the allowance for loan losses related to TDRs that occurred during the nine-month period ended September 30, 2014.

The TDRs in the nine-month period ended September 30, 2013 included interest only payments for an extended period of time on ten contracts, extensions of the final maturity date on three contracts, reduction in interest rate on two contracts, and reduction in payment amount for one year on one contract. There was no allowance for loan losses on these loans at September 30, 2013 and no change in the allowance for loan losses resulting from these TDRs during the nine-month period ended September 30, 2013.

In the third quarter of 2014 and 2013, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. In the nine-month periods ended September 30, 2014 and 2013, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months were as follows:

	Number
	of	Recorded
	Contracts	Investment
Nine Months Ended September 30, 2014
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

In the nine-month period ended September 30, 2014, the events of default in the table listed above included a borrower’s failure to make reduced payments provided for at a reduced interest rate on a first lien residential mortgage. The other events of default listed above in the nine-month periods ended September 30, 2014 resulted from the borrowers’ failure to make interest only monthly payments. There were no allowances for loan losses recorded on these loans at September 30, 2014.

In the nine-month period ended September 30, 2013, the event of default listed in the table resulted from the borrower’s failure to make interest only payments. There was no allowance for loan losses recorded on this loan at September 30, 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

8. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Sept. 30,	Dec. 31,
	2014	2013
FHLB-Pittsburgh borrowings	$0	$20,000
Customer repurchase agreements	6,765	3,385
Total short-term borrowings	$6,765	$23,385

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $446,404,000 at September 30, 2014 and $453,792,000 at December 31, 2013. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $2,924,000 at September 30, 2014 and $3,656,000 at December 31, 2013.

The short-term borrowing from the FHLB-Pittsburgh matured in January 2014 and had an interest rate of 0.24%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at September 30, 2014 and December 31, 2013. The carrying value of the underlying securities was $10,824,000 at September 30, 2014 and $11,269,000 at December 31, 2013.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	Sept. 30,	Dec. 31,
	2014	2013
FHLB-Pittsburgh borrowings	$12,131	$12,338
Repurchase agreements	61,000	61,000
Total long-term borrowings	$73,131	$73,338

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Sept. 30,	Dec. 31,
	2014	2013
Loan maturing in 2016 with a rate of 6.86%	$119	$153
Loan maturing in 2017 with a rate of 6.83%	18	22
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	1,027	1,146
Loan maturing in 2025 with a rate of 4.91%	967	1,017
Total long-term FHLB-Pittsburgh borrowings	$12,131	$12,338

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Sept. 30,	Dec. 31,
	2014	2013
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$61,000

The Corporation incurred a loss of $1,023,000 in the first quarter of 2013 on prepayment of $7,000,000 of the agreement with an interest rate of 3.595%. Each of these borrowings is putable by the issuer at quarterly intervals.

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $73,837,000 at September 30, 2014 and $79,814,000 at December 31, 2013.

9. DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at September 30, 2014 and December 31, 2013, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan

In an acquisition in 2007, the Corporation assumed the Citizens Trust Company Retirement Plan, a defined benefit pension plan. This plan covers certain employees who were employed by Citizens Trust Company on December 31, 2002, when the plan was amended to discontinue admittance of any future participant and to freeze benefit accruals. Information related to the Citizens Trust Company Retirement Plan has been included in the tables that follow. The Corporation uses a December 31 measurement date for this plan.

The components of net periodic benefit costs from these defined benefit plans are as follows:

(In Thousands)	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2014	2013	2014	2013
Service cost	$0	$0	$26	$31
Interest cost	55	53	43	41
Expected return on plan assets	(66)	(68)	0	0
Amortization of prior service cost	0	0	(23)	(23)
Recognized net actuarial loss	11	23	0	0
Net periodic benefit cost	$0	$8	$46	$49

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	Sept. 30,		Sept. 30,
	2014	2013	2014	2013
Service cost	$0	$0	$9	$10
Interest cost	18	17	14	13
Expected return on plan assets	(22)	(23)	0	0
Amortization of prior service cost	0	0	(7)	(7)
Recognized net actuarial loss	3	7	0	0
Net periodic benefit cost	($1)	$1	$16	$16

In the first nine months of 2014, the Corporation funded postretirement contributions totaling $42,000, with estimated annual postretirement contributions of $60,000 expected in 2014 for the full year. The Corporation made no contribution to the defined benefit pension plan in the nine months of 2014. Based upon the related actuarial reports, no defined benefit pension contributions are required in 2014, though the Corporation may make discretionary contributions.

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

In January 2014, the Corporation awarded a total of 16,711 shares of restricted stock under the Stock Incentive and Independent Directors Stock Incentive Plans. In January 2013, a total of 37,886 shares of restricted stock were awarded under the Plans. Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. For most of the restricted stock awards granted under the Stock Incentive Plan, the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. Management has estimated restricted stock expense in the first nine months of 2014 based on an assumption that the ROAE target for 2014 will be met. For 2014 restricted stock awards under the Stock Incentive Plan to individuals who are substantially involved in mortgage lending, and for restricted stock awards under the Independent Directors Stock Incentive Plan, vesting is not dependent on the Corporation’s ROAE.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Total stock-based compensation expense is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2014	2013	2014	2013
Stock options	$0	$0	$154	$262
Restricted stock	79	113	309	343

Total	$79	$113	$463	$605

11. INCOME TAXES

The net deferred tax asset at September 30, 2014 and December 31, 2013 represents the following temporary difference components:

	Sept. 30,	December 31,
(In Thousands)	2014	2013
Deferred tax assets:
Unrealized holding losses on securities	$0	$541
Net realized losses on securities	144	91
Allowance for loan losses	2,607	3,032
Credit for alternative minimum tax paid	1,073	1,905
Other deferred tax assets	2,443	2,332
Total deferred tax assets	6,267	7,901

Deferred tax liabilities:
Unrealized holding gains on securities	2,121	0
Defined benefit plans - ASC 835	52	6
Bank premises and equipment	1,193	1,314
Core deposit intangibles	21	30
Other deferred tax liabilities	207	207
Total deferred tax liabilities	3,594	1,557
Deferred tax asset, net	$2,673	$6,344

The provision for income tax for the three-month and nine-month periods ended September 30, 2014 and 2013 is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The effective tax rates for the Corporation are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2014	2013	2014	2013
Income before income tax provision	$5,678	$6,268	$16,928	$19,203
Income tax provision	1,411	1,579	4,210	4,834
Effective tax rate	24.85%	25.19%	24.88%	25.17%

The effective tax rate for each period presented differs from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation received tax credits in 2013 and expects to continue to receive tax credits annually through 2022. The carrying amount of the Corporation’s investment is $929,000

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

at September 30, 2014 and $996,000 at December 31, 2013 (included in Other Assets in the consolidated balance sheets). For the year ending December 31, 2014, the estimated amount of tax credits and other tax benefits to be received is $159,000 and the estimated amount to be recognized as a reduction of the provision for income taxes is $83,000. For the year ended December 31, 2013, tax credits and other tax benefits totaled $160,000 and the amount recognized as a reduction of the provision for income taxes for 2013 was $85,000. The reduction in the provision for income taxes resulting from this investment totaled $21,000 in the third quarter 2014 and $62,000 for the nine months ended September 30, 2014, and $21,000 in the third quarter 2013 and $64,000 for nine months ended September 30, 2013.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructuring by Creditors, which requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in this Update are effective for the Corporation for annual and interim periods beginning in the first quarter 2015.

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

EARNINGS OVERVIEW

Net income in the third quarter 2014 totaled $4,267,000, or $0.34 per basic and diluted share, up from $0.33 per share in the second quarter 2014 and down from $0.38 per share in the third quarter 2013. For the nine months ended September 30, 2014, net income was $12,718,000, or $1.02 per basic and diluted share, down from $1.16 per share for the first nine months of 2013. Earnings results for the nine months ended September 30, 2014 reflected an annualized return on average assets of 1.37% and an annualized return on average equity of 9.18%.

Some of the more significant fluctuations in the components of earnings between the third quarter and second quarter of 2014, and between the three-month and nine-month periods ended September 30, 2014 and the corresponding periods in 2013 are as follows:

·	Net interest income of $10,285,000 in the third quarter 2014 was up slightly from the second quarter 2014, reflecting increases compared to the prior quarter in average balances of deposits of $14,979,000, available-for-sale securities of $9,548,000 and loans outstanding of $4,321,000. Third quarter 2014 net interest income was down 3.3% from the third quarter 2013 and net interest income for the first nine months of 2014 was down $1,942,000 (6.0%) from the first nine months of 2013. Yields earned on securities and loans have fallen by more than interest rates paid on deposits and borrowings over the course of 2013 and the first nine months of 2014. The net interest margin was 3.75% in the third quarter 2014, down from 3.84% in the second quarter 2014 and 3.97% in the third quarter 2013. For the first nine months of 2014, the net interest margin was 3.82% as compared to 4.10% for the first nine months of 2013. The average balance of loans outstanding was $33.3 million (5.0%) lower in the first nine months of 2014 as compared to the first nine months of 2013.

·	The provision for loan losses was $218,000 in the third quarter 2014 as compared to $446,000 in the second quarter 2014 and $239,000 in the third quarter 2013. For the first nine months of 2014, the provision for loan losses totaled $353,000, down from $488,000 for the first nine months of 2013.

·	Noninterest revenue of $3,887,000 in the third quarter 2014 was down $93,000 (2.3%) from the second quarter 2014, and down $406,000 (9.5%) from the third quarter 2013. For the first nine months of 2014, noninterest revenue was $709,000 (5.8%) lower than in the first nine months of 2013. Gains from sales of residential mortgage loans totaled $557,000 in the first nine months of 2014, down from $1,560,000 in the first nine months of 2013, reflecting lower volume from refinancing activity. Total trust and brokerage revenue of $4,007,000 in the first nine months of 2014 was $399,000 (11.1%) higher than the total in the first nine months of 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

·	In the third quarter 2014, realized gains from available-for-sale securities totaled $760,000, including gains from sales of mortgage-backed securities and other debt securities totaling $471,000 and gains from sales of equity securities (bank stocks) totaling $289,000. In comparison, realized gains from available-for-sale securities totaled $103,000 in the second quarter 2014 and $193,000 in the third quarter 2013. Realized gains from available-for-sale securities totaled $894,000 in the first nine months of 2014, while in the first nine months of 2013 realized gains from securities totaled $1,452,000 and losses from prepayment of borrowings totaled $1,023,000.

·	Noninterest expenses totaled $9,036,000 in the third quarter 2014, up from $8,347,000 in the second quarter 2014 and $8,610,000 in the third quarter 2013. In the third quarter 2014, salaries and wages expense increased $702,000 over the second quarter 2014, and $812,000 over the third quarter 2013, mainly because of severance expenses. In the first nine months of 2014, total noninterest expenses, excluding losses from prepayment of borrowings, were $224,000 (0.9%) higher than in the first nine months of 2013. Salaries and wages expense increased $788,000 in the first nine months of 2014 as compared to the corresponding period in 2013, mainly as a result of severance benefits, and pensions and other employee benefit expenses increased $398,000, mainly due to higher health care costs. Professional fees expense was $997,000 lower in the first nine months of 2014 as compared to the first nine months of 2013, as the total in 2013 included fees associated with projects designed to identify sources of noninterest revenue and reductions in debit card and ATM processing expense.

More detailed information concerning fluctuations in the Corporation’s earnings results are provided in other sections of Management’s Discussion and Analysis.

TABLE I - QUARTERLY FINANCIAL DATA
(In Thousands)
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2013	2013	2013	2013
Interest income	$11,572	$11,563	$11,406	$11,885	$12,027	$12,355	$12,647
Interest expense	1,287	1,290	1,288	1,354	1,396	1,415	1,600
Net interest income	10,285	10,273	10,118	10,531	10,631	10,940	11,047
Provision (credit) for loan losses	218	446	(311)	1,559	239	66	183
Net Interest income after provision (credit)
for loan losses	10,067	9,827	10,429	8,972	10,392	10,874	10,864
Other income	3,887	3,980	3,751	4,124	4,293	4,191	3,843
Net gains on available-for-sale securities	760	103	31	266	193	100	1,159
Loss on prepayment of debt	0	0	0	0	0	0	1,023
Other expenses	9,036	8,347	8,524	7,788	8,610	8,520	8,553
Income before income tax provision	5,678	5,563	5,687	5,574	6,268	6,645	6,290
Income tax provision	1,411	1,400	1,399	1,349	1,579	1,671	1,584
Net income	$4,267	$4,163	$4,288	$4,225	$4,689	$4,974	$4,706
Net income per share – basic	$0.34	$0.33	$0.35	$0.34	$0.38	$0.40	$0.38
Net income per share – diluted	$0.34	$0.33	$0.34	$0.34	$0.38	$0.40	$0.38

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables II, III and IV include information regarding the Corporation’s net interest income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the related Tables.

Nine-Month Periods Ended September 30, 2014 and 2013

For the nine-month periods, fully taxable equivalent net interest income was $32,946,000 in 2014, $2,118,000 (6.0%) lower than in 2013. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $1,341,000 and changes in volume had the effect of decreasing net interest income $777,000 in 2014 compared to 2013. The most significant components of the rate-related change in net interest income in 2014 were a decrease in interest income of $1,422,000 attributable to lower rates earned on loans receivable and a decrease in interest income of $244,000 attributable to lower rates earned on available-for-sale securities, partially offset by a decrease in interest expense of $314,000 due to lower rates paid on interest-bearing deposits. The most significant components of the volume-related change in net interest income in 2014 were a decrease in interest income of $1,398,000 attributable to a decline in the balance of loans receivable, partially offset by an increase in interest income of $415,000 from an increase in available-for-sale securities, a decrease in interest expense of $134,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit) and a decrease in interest expense of $105,000 attributable to a reduction in the balance of borrowed funds. As presented in Table III, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.66% in 2014, as compared to 3.92% in 2013.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $36,811,000 in 2014, a decrease of 6.7% from 2013. Interest and fees on loans receivable decreased $2,820,000, or 9.9%. The average balance of gross loans receivable decreased 5.0% to $627,810,000 in 2014 from $661,144,000 in 2013. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.48% in 2014 from 5.77% in 2013 as rates on new loans have decreased.

As indicated in Table III, average available-for-sale securities (at amortized cost) totaled $491,361,000 in 2014, an increase of $35,469,000 (7.8%) from 2013. The net increase in the Corporation’s available-for-sale securities portfolio was primarily made up of mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. Government agencies. The Corporation’s yield on securities was lower in 2014 than in 2013, primarily because of lower market interest rates. The average rate of return on available-for-sale securities was 2.98% for 2014 and 3.17% in 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $546,000, or 12.4%, to $3,865,000 in 2014 from $4,411,000 in 2013. Table III shows that the overall cost of funds on interest-bearing liabilities fell to 0.61% in 2014 from 0.69% in 2013.

Total average deposits (interest-bearing and noninterest-bearing) decreased 0.2%, to $963,212,000 in 2014 from $965,126,000 in 2013. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of demand deposits, interest checking and savings accounts. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit have decreased significantly in 2014 as compared to 2013.

Total average borrowed funds decreased $2,797,000 to $79,927,000 in 2014 from $82,724,000 in 2013.

Three-Month Periods Ended September 30, 2014 and 2013

For the three-month periods, fully taxable equivalent net interest income was $11,031,000 in 2014, which was $398,000 (3.5%) lower than in 2013. As shown in Table IV, interest rate changes had the effect of decreasing net interest income $252,000 and net changes in volume had the effect of decreasing net interest income $146,000 in 2014 compared to 2013. As presented in Table III, the “Interest Rate Spread” was 3.59% in 2014, as compared to 3.81% in 2013.

Interest income totaled $12,318,000 in 2014, a decrease of $507,000 (4.0%) from 2013. Income from available-for-sale securities increased $178,000 (5.0%), while interest and fees from loans receivable decreased $684,000, or 7.4%. As indicated in Table III, total average available-for-sale securities (at amortized cost) in 2014 increased to $505,782,000 from $466,270,000 in 2013. The average rate of return on available-for-sale securities was 2.91% for 2014, down from 3.00% in 2013. For the three-month period, the average balance of gross loans receivable decreased 3.6% to $626,336,000 in 2014 from $650,030,000 in 2013. The average rate of return on loans was 5.43% in 2014, down from 5.65% in 2013.

For the three-month period, interest expense fell $109,000, or 7.8%, to $1,287,000 in 2014 from $1,396,000 in 2013. Total average deposits (interest-bearing and noninterest-bearing) amounted to $979,530,000 in the third quarter 2014, an increase of $20,714,000 (2.2%) over the third quarter 2013 total. The average interest rate on interest-bearing liabilities was 0.60% in the third quarter 2014 as compared to 0.65% in the third quarter 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE II - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Three Months Ended			Nine Months Ended
	Sept. 30,		Increase/	Sept. 30,		Increase/
(In Thousands)	2014	2013	(Decrease)	2014	2013	(Decrease)

INTEREST INCOME
Available-for-sale securities:
Taxable	$2,076	$1,724	$352	$5,994	$5,249	$745
Tax-exempt	1,632	1,806	(174)	4,975	5,549	(574)
Total available-for-sale securities	3,708	3,530	178	10,969	10,798	171
Interest-bearing due from banks	33	25	8	95	76	19
Federal funds sold	0	0	0	0	0	0
Loans held for sale	5	14	(9)	13	47	(34)
Loans receivable:
Taxable	8,040	8,742	(702)	24,123	26,995	(2,872)
Tax-exempt	532	514	18	1,611	1,559	52
Total loans receivable	8,572	9,256	(684)	25,734	28,554	(2,820)
Total Interest Income	12,318	12,825	(507)	36,811	39,475	(2,664)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	55	53	2	161	156	5
Money market	73	72	1	214	218	(4)
Savings	31	29	2	90	87	3
Certificates of deposit	264	362	(98)	833	1,198	(365)
Individual Retirement Accounts	120	130	(10)	352	438	(86)
Other time deposits	0	1	(1)	0	1	(1)
Total interest-bearing deposits	543	647	(104)	1,650	2,098	(448)
Borrowed funds:
Short-term	1	3	(2)	7	6	1
Long-term	743	746	(3)	2,208	2,307	(99)
Total borrowed funds	744	749	(5)	2,215	2,313	(98)
Total Interest Expense	1,287	1,396	(109)	3,865	4,411	(546)

Net Interest Income	$11,031	$11,429	($398)	$32,946	$35,064	($2,118)

Note: Interest income from tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE III - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES

(Dollars in Thousands)

	3 Months		3 Months		9 Months		9 Months
	Ended	Rate of	Ended	Rate of	Ended	Rate of	Ended	Rate of
	9/30/2014	Return/	9/30/2013	Return/	9/30/2014	Return/	9/30/2013	Return/
	Average	Cost of	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$381,833	2.16%	$335,439	2.04%	$366,853	2.18%	$324,839	2.16%
Tax-exempt	123,949	5.22%	130,831	5.48%	124,508	5.34%	131,053	5.66%
Total available-for-sale securities	505,782	2.91%	466,270	3.00%	491,361	2.98%	455,892	3.17%
Interest-bearing due from banks	35,133	0.37%	24,795	0.40%	32,798	0.39%	25,808	0.39%
Federal funds sold	0	0.00%	0	0.00%	0	0.00%	6	0.00%
Loans held for sale	263	7.54%	1,032	5.38%	222	7.83%	1,333	4.71%
Loans receivable:
Taxable	587,799	5.43%	615,318	5.64%	589,607	5.47%	625,527	5.77%
Tax-exempt	38,537	5.48%	34,712	5.87%	38,203	5.64%	35,617	5.85%
Total loans receivable	626,336	5.43%	650,030	5.65%	627,810	5.48%	661,144	5.77%
Total Earning Assets	1,167,514	4.19%	1,142,127	4.46%	1,152,191	4.27%	1,144,183	4.61%
Cash	17,361		17,698		17,052		16,919
Unrealized gain/loss on securities	7,810		1,688		5,719		10,539
Allowance for loan losses	(7,332)		(7,258)		(8,166)		(7,205)
Bank premises and equipment	16,581		17,950		16,915		18,316
Intangible Asset - Core Deposit Intangible	64		105		74		119
Intangible Asset - Goodwill	11,942		11,942		11,942		11,942
Other assets	40,201		43,690		41,156		43,400
Total Assets	$1,254,141		$1,227,942		$1,236,883		$1,238,213

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$186,034	0.12%	$172,010	0.12%	$181,580	0.12%	$171,180	0.12%
Money market	202,536	0.14%	205,168	0.14%	198,987	0.14%	203,925	0.14%
Savings	123,447	0.10%	116,474	0.10%	121,257	0.10%	116,745	0.10%
Certificates of deposit	137,136	0.76%	144,689	0.99%	136,748	0.81%	151,630	1.06%
Individual Retirement Accounts	120,079	0.40%	127,526	0.40%	121,143	0.39%	130,633	0.45%
Other time deposits	1,525	0.00%	1,556	0.25%	1,161	0.00%	1,190	0.11%
Total interest-bearing deposits	770,757	0.28%	767,423	0.33%	760,876	0.29%	775,303	0.36%
Borrowed funds:
Short-term	5,325	0.07%	7,944	0.15%	6,696	0.14%	5,963	0.13%
Long-term	73,162	4.03%	73,436	4.03%	73,231	4.03%	76,761	4.02%
Total borrowed funds	78,487	3.76%	81,380	3.65%	79,927	3.71%	82,724	3.74%
Total Interest-bearing Liabilities	849,244	0.60%	848,803	0.65%	840,803	0.61%	858,027	0.69%
Demand deposits	208,773		191,393		202,336		189,823
Other liabilities	10,975		10,030		9,045		9,070
Total Liabilities	1,068,992		1,050,226		1,052,184		1,056,920
Stockholders' equity, excluding
other comprehensive income/loss	180,042		176,772		180,912		174,726
Other comprehensive income/loss	5,107		944		3,787		6,567
Total Stockholders' Equity	185,149		177,716		184,699		181,293
Total Liabilities and Stockholders' Equity	$1,254,141		$1,227,942		$1,236,883		$1,238,213
Interest Rate Spread		3.59%		3.81%		3.66%		3.92%
Net Interest Income/Earning Assets		3.75%		3.97%		3.82%		4.10%

Total Deposits (Interest-bearing
and Demand)	$979,530		$958,816		$963,212		$965,126

(1) Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE IV - ANALYSIS OF VOLUME AND RATE CHANGES

(In Thousands)	3 Months Ended 9/30/14 vs. 9/30/13			9 Months Ended 9/30/14 vs. 9/30/13
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$251	$101	$352	$685	$60	$745
Tax-exempt	(93)	(81)	(174)	(270)	(304)	(574)
Total available-for-sale securities	158	20	178	415	(244)	171
Interest-bearing due from banks	10	(2)	8	20	(1)	19
Federal funds sold	0	0	0	0	0	0
Loans held for sale	(12)	3	(9)	(53)	19	(34)
Loans receivable:
Taxable	(380)	(322)	(702)	(1,508)	(1,364)	(2,872)
Tax-exempt	54	(36)	18	110	(58)	52
Total loans receivable	(326)	(358)	(684)	(1,398)	(1,422)	(2,820)
Total Interest Income	(170)	(337)	(507)	(1,016)	(1,648)	(2,664)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	4	(2)	2	9	(4)	5
Money market	(1)	2	1	(5)	1	(4)
Savings	1	1	2	3	0	3
Certificates of deposit	(18)	(80)	(98)	(110)	(255)	(365)
Individual Retirement Accounts	(8)	(2)	(10)	(31)	(55)	(86)
Other time deposits	0	(1)	(1)	0	(1)	(1)
Total interest-bearing deposits	(22)	(82)	(104)	(134)	(314)	(448)
Borrowed funds:
Short-term	0	(2)	(2)	1	0	1
Long-term	(2)	(1)	(3)	(106)	7	(99)
Total borrowed funds	(2)	(3)	(5)	(105)	7	(98)
Total Interest Expense	(24)	(85)	(109)	(239)	(307)	(546)

Net Interest Income	($146)	($252)	($398)	($777)	($1,341)	($2,118)

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE V - COMPARISON OF NONINTEREST INCOME
(In Thousands)
	9 Months Ended
	Sept. 30,		$	%
	2014	2013	Change	Change
Service charges on deposit accounts	$3,812	$3,825	($13)	(0.3)
Service charges and fees	405	444	(39)	(8.8)
Trust and financial management revenue	3,325	3,022	303	10.0
Brokerage revenue	682	586	96	16.4
Insurance commissions, fees and premiums	103	136	(33)	(24.3)
Interchange revenue from debit card transactions	1,474	1,453	21	1.4
Net gains from sales of loans	557	1,560	(1,003)	(64.3)
Increase in fair value of servicing rights	35	84	(49)	(58.3)
Increase in cash surrender value of life insurance	278	301	(23)	(7.6)
Net gain from premises and equipment	8	14	(6)	(42.9)
Other operating income	939	902	37	4.1
Total other operating income before realized gains
on available-for-sale securities, net	$11,618	$12,327	($709)	(5.8)

Table V excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table V decreased $709,000 or 5.8%, in the first nine months of 2014 as compared to the same period in 2013. The most significant variances include the following:

·	Net gains from sales of loans decreased $1,003,000, or 64.3%. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF programs administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The decrease in revenue in 2014 reflects decreases in volume, including the impact of less refinancing activity.

·	Trust and financial management revenue increased $303,000, or 10.0%, as a result of growth in assets under management resulting from market appreciation as well as new business.

·	Brokerage revenue increased $96,000, or 16.4%, as a result of increased annuity sales.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VI - COMPARISON OF NONINTEREST INCOME
(In Thousands)
	3 Months Ended
	Sept. 30,		$	%
	2014	2013	Change	Change
Service charges on deposit accounts	$1,275	$1,357	($82)	(6.0)
Service charges and fees	144	165	(21)	(12.7)
Trust and financial management revenue	1,140	1,033	107	10.4
Brokerage revenue	213	205	8	3.9
Insurance commissions, fees and premiums	44	32	12	37.5
Interchange revenue from debit card transactions	504	484	20	4.1
Net gains from sales of loans	141	504	(363)	(72.0)
(Decrease) increase in fair value of servicing rights	(17)	79	(96)	(121.5)
Increase in cash surrender value of life insurance	99	109	(10)	(9.2)
Net gain from premises and equipment	9	14	(5)	(35.7)
Other operating income	335	311	24	7.7
Total other operating income before realized gains
on available-for-sale securities, net	$3,887	$4,293	($406)	(9.5)

Table VI excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis. Total noninterest income shown in Table VI decreased $406,000 or 9.5%, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The most significant variances include the following:

·	Net gains from sales of loans decreased $363,000, or 72.0%. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF programs administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The decrease in revenue in 2014 reflects decreases in volume, including the impact of less refinancing activity.

·	The fair value of servicing rights associated with residential mortgage loans decreased $17,000 in the three months ended September 30, 2014, as compared to an increase of $79,000 in the same period of 2013. The average fair value of servicing rights, as a percentage of the total principal balance of loans serviced, increased by 0.10% in the third quarter 2013, mainly as a result of changes in prepayment assumptions. In comparison, there was little change in the average fair value of servicing rights in the third quarter 2014.

·	Trust and financial management revenue increased $107,000, or 10.4%, as a result of growth in assets under management resulting from market appreciation as well as new business.

·	Service charges on deposit accounts decreased $82,000, or 6.0%, as the result of a decrease in overdraft fees.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VII- COMPARISON OF NONINTEREST EXPENSE
(In Thousands)
	9 Months Ended
	Sept. 30,		$	%
	2014	2013	Change	Change
Salaries and wages	$11,559	$10,771	$788	7.3
Pensions and other employee benefits	3,563	3,165	398	12.6
Occupancy expense, net	2,002	1,859	143	7.7
Furniture and equipment expense	1,399	1,464	(65)	(4.4)
FDIC Assessments	444	450	(6)	(1.3)
Pennsylvania shares tax	1,014	1,051	(37)	(3.5)
Professional fees	427	1,424	(997)	(70.0)
Automated teller machine and interchange expense	668	802	(134)	(16.7)
Software subscriptions	575	641	(66)	(10.3)
Loss on prepayment of debt	0	1,023	(1,023)	(100.0)
Other operating expense	4,256	4,056	200	4.9
Total Other Expense	$25,907	$26,706	($799)	(3.0)

As shown in Table VII, total noninterest expense decreased $799,000 or 3.0% in the first nine months of 2014 as compared to the first nine months of 2013. The decrease in expense included the loss on prepayment of debt of $1,023,000 in 2013 compared to no loss in 2014. Excluding the loss on prepayment of debt in 2013, total noninterest expense increased $224,000, or 0.9%. Other significant variances include the following:

·	Professional fees decreased $997,000, or 70.0%, in the first nine months of 2014 as compared to the same period in 2013. The Corporation incurred professional fees in 2013 associated with consulting projects designed to identify sources of noninterest revenue and reductions of debit card and ATM processing fees.

·	Salaries and wages increased $788,000, or 7.3%, primarily as a result of severance benefits incurred and paid in 2014.

·	Pensions and other employee benefits increased $398,000, or 12.6% %. Health care expense increased $402,000, as the amount of claims incurred during the first nine months of 2014 was higher than in the same period in 2013. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

·	Occupancy expense increased $143,000, or 7.7%. This increase includes increases in weather related expenses and in building maintenance costs.

·	Within other operating expense, collection expense increased $168,000 during the nine months ended September 30, 2014 over the same period in 2013 as a result of increased real estate tax payments and building repair costs associated with loans.

·	Automated teller machine and interchange expenses decreased $134,000, or 16.7%, mainly from benefits derived from the consulting project referred to above in 2013.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE VIII- COMPARISON OF NONINTEREST EXPENSE

(In Thousands)
	3 Months Ended
	Sept. 30,		$	%
	2014	2013	Change	Change
Salaries and wages	$4,348	$3,536	$812	23.0
Pensions and other employee benefits	1,091	876	215	24.5
Occupancy expense, net	646	626	20	3.2
Furniture and equipment expense	461	487	(26)	(5.3)
FDIC Assessments	151	151	0	0.0
Pennsylvania shares tax	336	350	(14)	(4.0)
Professional fees	135	806	(671)	(83.3)
Automated teller machine and interchange expense	239	218	21	9.6
Software subscriptions	184	209	(25)	(12.0)
Other operating expense	1,445	1,351	94	7.0
Total Other Expense	$9,036	$8,610	$426	4.9

As shown in Table VIII, total noninterest expense increased $426,000 or 4.9% in the three months ended September 30, 2014 as compared to the same period of 2013. Significant variances include the following:

·	Salaries and wages increased $812,000, or 23.0%, primarily because of severance benefits incurred and paid in the third quarter 2014.

·	Professional fees decreased $671,000,or 83.3%, in the three months ended September 30, 2014 as compared to the same period in 2013, as the third quarter 2013 included professional fee expense of $724,000 for a consulting project designed to identify sources of noninterest revenue. There were no costs related to this project in 2014.

·	Pensions and other employee benefits increased $215,000, or 24.5%. Health care expense increased $254,000, as the amount of claims incurred during the three months ended September 30, 2014 was higher than in the same period in 2013. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party.

·	Within other expenses, collection expense increased $77,000 during the three months ended September 30, 2014 over the same period in 2013 as a result of increased real estate tax payments and building repair costs associated with loans.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination.

The allowance for loan losses was $7,449,000 at September 30, 2014, down from $8,663,000 at December 31, 2013. As shown in Table X, the specific allowance on impaired loans totaled $966,000 at September 30, 2014, which was $1,367,000 lower than the total specific allowance at December 31, 2013. The decrease in the specific allowances on impaired loans includes a charge-off of $1,486,000 related to one commercial loan relationship for which a specific allowance of $1,552,000 had been established at December 31, 2013. Table X also shows the collectively determined component of the allowance for commercial loans was $211,000 higher at September 30, 2014 than at December 31, 2013. The collectively determined allowance for the commercial segment increased mainly because the net charge-off percentage used to determine a portion of the collectively determined allowance was higher at September 30, 2014 as compared to the percentage used throughout 2013. (The Corporation used net charge-offs as a percentage of average outstanding loans for the previous thirty-six months to estimate a portion of the collectively determined allowance at both September 30, 2014 and December 31, 2013.) This increase was partially offset by the effects on collectively determined allowances of lower loan balances at September 30, 2014 as compared to December 31, 2013.

The provision (credit) for loan losses by segment in the three-month and nine-month periods ended September 30, 2014 and 2013 is as follows:

(In Thousands)	3 Months Ended		9 Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2014	2013	2014	2013
Residential mortgage	$62	$59	$111	$444
Commercial	161	189	295	85
Consumer	(5)	(9)	(50)	2
Unallocated	0	0	(3)	(43)

Total	$218	$239	$353	$488

In the third quarter 2014, the total provision for loan losses was $218,000 compared to the third quarter 2013 total of $239,000. The provision related to commercial loans decreased $28,000. The decrease in the provision related to the commercial segment resulted from a decrease in the qualitative factors used in determining the collective portions of the allowance for loan losses in the third quarter 2014.

The provision for loan losses related to the residential mortgage segment for the nine months ended September 30, 2014 totaled $111,000, and reflected a slight increase in loan balances and the historical loss factors applied in calculating the collectively evaluated portion of the allowance for loan losses at September 30, 2014 in comparison to loan balances and to the historical loss factors applied at December 31, 2013. In comparison, the $444,000 provision for loan losses for the residential mortgage segment in the first nine months of 2013 included an increase in the collectively evaluated portion of the allowance of $198,000, reflecting an increase in the net charge-off percentage used in the calculations for that period, and a $181,000 increase in the allowance on impaired loans. The provision for loan losses for commercial loans for the nine months ended September 30, 2014 of $295,000 reflected an increase in the collectively determined portion of the allowance for loan losses as a result of an increase in net charge-off percentages used in the calculations for the period. The provision related to commercial loans in the first nine months of 2013 included a lower aggregate amount of charges for impaired commercial loans, partially offset by an increase in the collectively evaluated portion of the allowance. In the first nine months of 2013, net charge-offs of commercial loans totaled $113,000 while the total specific allowances on impaired loans decreased $61,000.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $14,094,000 at September 30, 2014, down from the corresponding amount at December 31, 2013 of $16,321,000. Though down from year-end 2013, the amount of impaired loans (as well as nonperforming loans as reflected in the table) at September 30, 2014 is significantly higher than it was from 2009 through 2012. The increase in impaired and nonperforming loans at September 30, 2014 and December 31, 2013 as compared to the other periods presented reflected the classification as nonperforming of two large commercial loan relationships with outstanding balances totaling $7,067,000 at September 30, 2014 and $7,599,000 at December 31, 2013. The total of the specific allowance for loan losses on those two relationships amounted to $211,000 at September 30, 2014 and $1,624,000 at December 31, 2013. As described in the following paragraph, during the second quarter 2014, a charge-off of $1,486,000 was made related to one of these

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

commercial loan relationships resulting in the decrease in the specific allowance as well as total impaired loans with a valuation allowance.

As shown in Table XI, loans classified as TDRs increased to $8,006,000 at September 30, 2014 from $4,175,000 at December 31, 2013. This increase relates mainly to one commercial borrower. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates.

Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at September 30, 2014 of $5,458,000 as compared to the December 31, 2013 total of $8,305,000, mainly due to a lower amount of past due residential mortgage loans. Also, total loans past due 90 days or more and still accruing interest was down at September 30, 2014 to $2,602,000 from $3,131,000. As part of its normal quarterly procedures, management reviewed loans past due 90 days or more at September 30, 2014, and determined the loans remaining in accrual status to be well secured and in the process of collection. Each period presented in Table XI includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of September 30, 2014. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to loans and the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)
	9 Months Ended
	Sept. 30,	Sept. 30,	Years Ended December 31,
	2014	2013	2013	2012	2011	2010	2009
Balance, beginning of year	$8,663	$6,857	$6,857	$7,705	$9,107	$8,265	$7,857
Charge-offs:
Residential mortgage	(96)	(76)	(95)	(552)	(100)	(340)	(146)
Commercial	(1,715)	(459)	(459)	(498)	(1,189)	(91)	(39)
Consumer	(70)	(84)	(117)	(171)	(157)	(188)	(293)
Total charge-offs	(1,881)	(619)	(671)	(1,221)	(1,446)	(619)	(478)
Recoveries:
Residential mortgage	13	11	24	18	3	55	8
Commercial	264	346	348	8	255	113	77
Consumer	37	47	58	59	71	102	121
Total recoveries	314	404	430	85	329	270	206
Net charge-offs	(1,567)	(215)	(241)	(1,136)	(1,117)	(349)	(272)
Provision (credit) for loan losses	353	488	2,047	288	(285)	1,191	680
Balance, end of period	$7,449	$7,130	$8,663	$6,857	$7,705	$9,107	$8,265

Net charge-offs as a % of
average loans	0.25%	0.03%	0.04%	0.16%	0.16%	0.05%	0.04%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES
(In Thousands)

	Sept. 30,	As of December 31,
	2014	2013	2012	2011	2010	2009
ASC 310 - Impaired loans	$966	$2,333	$623	$1,126	$2,288	$1,126
ASC 450 - Collective segments:
Commercial	2,794	2,583	2,594	2,811	3,047	2,677
Residential mortgage	3,184	3,156	3,011	3,130	3,227	3,859
Consumer	110	193	188	204	232	281
Unallocated	395	398	441	434	313	322
Total Allowance	$7,449	$8,663	$6,857	$7,705	$9,107	$8,265

The above allocation is based on estimates and subjective judgments and is not necessarily indicative of the specific amounts or loan categories in which losses may occur.

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)	As of
	Sept. 30,	As of December 31,
	2014	2013	2012	2011	2010	2009
Impaired loans with a valuation allowance	$4,059	$9,889	$2,710	$3,433	$5,457	$2,690
Impaired loans without a valuation allowance	10,035	6,432	4,719	4,431	3,191	3,257
Total impaired loans	$14,094	$16,321	$7,429	$7,864	$8,648	$5,947

Total loans past due 30-89 days and still accruing	$5,458	$8,305	$7,756	$7,898	$7,125	$9,445

Nonperforming assets:
Total nonaccrual loans	$13,722	$14,934	$7,353	$7,197	$10,809	$9,092
Total loans past due 90 days or more and still accruing	2,602	3,131	2,311	1,267	727	31
Total nonperforming loans	16,324	18,065	9,664	8,464	11,536	9,123
Foreclosed assets held for sale (real estate)	1,888	892	879	1,235	537	873
Total nonperforming assets	$18,212	$18,957	$10,543	$9,699	$12,073	$9,996

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,834	$3,267	$906	$1,064	$645	$326
Nonperforming	6,172	908	1,155	2,413	0	0
Total TDRs	$8,006	$4,175	$2,061	$3,477	$645	$326

Total nonperforming loans as a % of loans	2.59%	2.80%	1.41%	1.19%	1.58%	1.27%
Total nonperforming assets as a % of assets	1.45%	1.53%	0.82%	0.73%	0.92%	0.76%
Allowance for loan losses as a % of total loans	1.18%	1.34%	1.00%	1.09%	1.25%	1.15%
Allowance for loan losses as a % of nonperforming loans	45.63%	47.95%	70.95%	91.03%	78.94%	90.60%

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XII - SUMMARY OF LOANS BY TYPE

Summary of Loans by Type

(In Thousands)	Sept. 30,	As of December 31,
	2014	2013	2012	2011	2010	2009
Residential mortgage:
Residential mortgage loans - first liens	$290,943	$299,831	$311,627	$331,015	$333,012	$340,268
Residential mortgage loans - junior liens	21,843	23,040	26,748	28,851	31,590	35,734
Home equity lines of credit	35,975	34,530	33,017	30,037	26,853	23,577
1-4 Family residential construction	16,895	13,909	12,842	9,959	14,379	11,452
Total residential mortgage	365,656	371,310	384,234	399,862	405,834	411,031
Commercial:
Commercial loans secured by real estate	144,410	147,215	158,413	156,388	167,094	163,483
Commercial and industrial	50,615	42,387	48,442	57,191	59,005	49,753
Political subdivisions	14,823	16,291	31,789	37,620	36,480	37,598
Commercial construction and land	9,069	17,003	28,200	23,518	24,004	15,264
Loans secured by farmland	8,542	10,468	11,403	10,949	11,353	11,856
Multi-family (5 or more) residential	9,092	10,985	6,745	6,583	7,781	8,338
Agricultural loans	3,284	3,251	3,053	2,987	3,472	3,848
Other commercial loans	13,620	14,631	362	552	392	638
Total commercial	253,455	262,231	288,407	295,788	309,581	290,778
Consumer	10,298	10,762	11,269	12,665	14,996	19,202
Total	629,409	644,303	683,910	708,315	730,411	721,011
Less: allowance for loan losses	(7,449)	(8,663)	(6,857)	(7,705)	(9,107)	(8,265)
Loans, net	$621,960	$635,640	$677,053	$700,610	$721,304	$712,746

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At September 30, 2014, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $32,387,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $26,078,000 at September 30, 2014.

The Corporation’s outstanding, available, and total credit facilities at September 30, 2014 and December 31, 2013 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2014	2013	2014	2013	2014	2013
Federal Home Loan Bank of Pittsburgh	$12,131	$34,335	$311,633	$304,875	$323,764	$339,210
Federal Reserve Bank Discount Window	0	0	25,189	26,078	25,189	26,078
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$12,131	$34,335	$381,822	$375,953	$393,953	$410,288

At September 30, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,131,000. At December 31, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh included a short-term borrowing of

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

$20,000,000, long-term borrowings with a total amount of $12,338,000 and a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 8 of the unaudited consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At September 30, 2014, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $253,088,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning capital ratios at September 30, 2014 and December 31, 2013 are presented below. Management believes, as of September 30, 2014 and December 31, 2013, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014:
Total capital to risk-weighted assets:
Consolidated	$179,389	27.42%	$52,348	³8%	n/a	n/a
C&N Bank	154,986	23.98%	51,699	³8%	$64,624	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,704	26.09%	26,174	³4%	n/a	n/a
C&N Bank	147,508	22.83%	25,850	³4%	38,774	³6%
Tier 1 capital to average assets:
Consolidated	170,704	13.78%	49,569	³4%	n/a	n/a
C&N Bank	147,508	12.04%	49,017	³4%	61,271	³5%

December 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$177,693	26.60%	$53,449	³8%	n/a	n/a
C&N Bank	162,610	24.65%	52,783	³8%	$65,979	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	168,039	25.15%	26,724	³4%	n/a	n/a
C&N Bank	154,323	23.39%	26,392	³4%	39,588	³6%
Tier 1 capital to average assets:
Consolidated	168,039	13.78%	48,783	³4%	n/a	n/a
C&N Bank	154,323	12.77%	48,348	³4%	60,435	³5%

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

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. Through September 30, 2014, 129,000 shares had been repurchased at a cost of $2,464,000.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income (Loss) related to unrealized gains on available-for-sale securities, net of deferred income tax, amounted to $3,940,000 at September 30, 2014 and ($1,004,000) at December 31, 2013. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 6 to the unaudited consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at September 30, 2014.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $97,000 at September 30, 2014 and $11,000 at December 31, 2013.

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

Comprehensive Income totaled $2,888,000 for the three months ended September 30, 2014 as compared to $4,377,000 in the third quarter 2013. In the third quarter 2014, Comprehensive Income included: (1) Net Income of $4,267,000, which was $422,000 lower than in the third quarter 2013; and (2) Other Comprehensive Loss from unrealized gains on available-for-sale securities, net of deferred income tax, of $1,379,000 as compared to Other Comprehensive Loss of $312,000 in the third quarter 2013. For the nine months ended September 30, 2014, Comprehensive Income totaled $17,748,000 as compared to $5,734,000 for the nine months ended September 30, 2013. In the nine months ended September 30, 2014, Comprehensive Income included: (1) Net Income of $12,718,000, which was $1,651,000 lower than in the first nine months of 2013; (2) Other Comprehensive Income from unrealized gains on available-for-sale securities, net of

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

deferred income tax, of $4,944,000 as compared to Other Comprehensive Loss of $9,048,000 in the first nine months of 2013; and (3) Other Comprehensive Income from defined benefit plans of $86,000 as compared to $413,000 in the first nine months of 2013. Fluctuations in interest rates significantly affect fair values of available-for-sale securities, and accordingly have an effect on Other Comprehensive Income (Loss) in each period.

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income for the three-month and nine-month periods ended September 30, 2014 and 2013. The provision for income tax for interim periods is based on the Corporation’s estimate of the effective tax rate expected to be applicable for the full year. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At September 30, 2014, the net deferred tax asset was $2,673,000, down from $6,344,000 at December 31, 2013. At September 30, 2014, the deferred tax liability associated with unrealized gains on available-for-sale securities was $2,121,000 as compared to a deferred tax asset on the unrealized loss on available-for-sale securities at December 31, 2013 of $541,000. Also, the deferred tax assets related to the credit for alternative minimum tax paid and the allowance for loan losses decreased by a total of $1,257,000 based on activity for the nine months ended September 30, 2014.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at September 30, 2014 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

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

Table XIII, which follows this discussion, is based on the results of calculations performed using the simulation model as of July 31, 2014 and December 31, 2013. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

TABLE XIII - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

July 31, 2014 Data
(In Thousands)		Period Ending July 31, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,772	$22,828	$30,944	-22.2%	25.0%
+300	51,572	17,998	33,574	-15.6%	20.0%
+200	49,358	13,411	35,947	-9.6%	15.0%
+100	47,027	9,177	37,850	-4.8%	10.0%
0	44,723	4,957	39,766	0.0%	0.0%
-100	42,221	4,772	37,449	-5.8%	10.0%
-200	40,614	4,768	35,846	-9.9%	15.0%
-300	39,761	4,768	34,993	-12.0%	20.0%
-400	39,648	4,768	34,880	-12.3%	25.0%

	Market Value of Portfolio Equity at July 31, 2014

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$166,515	-27.0%	50.0%
+300	180,072	-21.0%	45.0%
+200	195,957	-14.1%	35.0%
+100	211,387	-7.3%	25.0%
0	228,002	0.0%	0.0%
-100	230,088	0.9%	25.0%
-200	230,714	1.2%	35.0%
-300	249,376	9.4%	45.0%
-400	285,811	25.4%	50.0%

December 31, 2013 Data
(In Thousands)		Period Ending December 31, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,993	$23,975	$30,018	-24.4%	25.0%
+300	51,748	18,975	32,773	-17.4%	20.0%
+200	49,496	14,091	35,405	-10.8%	15.0%
+100	47,146	9,552	37,594	-5.3%	10.0%
0	44,821	5,123	39,698	0.0%	0.0%
-100	42,432	4,897	37,535	-5.4%	10.0%
-200	40,747	4,895	35,852	-9.7%	15.0%
-300	40,059	4,895	35,164	-11.4%	20.0%
-400	39,968	4,895	35,073	-11.7%	25.0%

	Market Value of Portfolio Equity at December 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$161,652	-28.5%	50.0%
+300	175,176	-22.6%	45.0%
+200	192,513	-14.9%	35.0%
+100	209,428	-7.4%	25.0%
0	226,204	0.0%	0.0%
-100	230,189	1.8%	25.0%
-200	233,902	3.4%	35.0%
-300	250,451	10.7%	45.0%
-400	282,994	25.1%	50.0%

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

Equity securities held as of September 30, 2014 and December 31, 2013 are presented in Table XIV. Table XIV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XIV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of September 30, 2014.

TABLE XIV - EQUITY SECURITIES RISK
(In Thousands)

	Sept. 30,	Dec. 31,
	2014	2013
Cost	$5,605	$6,038
Fair Value	8,353	8,924
Hypothetical 10% Decline In Market Value	(835)	(892)
Hypothetical 20% Decline In Market Value	(1,671)	(1,785)

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, the Corporation continued to utilize the 1992 Framework.

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

PART II – OTHER INFORMATION

Item1.	Legal Proceedings

The Corporation and C&N Bank are involved in various legal proceedings incidental to their business. Management believes the aggregate liability, if any, resulting from such pending and threatened legal proceedings will not have a material, adverse effect on the Corporation’s financial condition or results of operations.

Item1A.	Risk Factors

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

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Effective July 17, 2014, the Corporation terminated its existing treasury stock repurchase programs (described immediately above) and approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s issued and outstanding shares at July 16, 2014. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the new program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. As of September 30, 2014, the maximum number of additional shares the Corporation may repurchase under this program is 493,500.

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

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

The following table sets forth a summary of the purchases by the Corporation, on the open market, of its equity securities during the third quarter 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2014	30,400	$18.86	30,400	592,100
August 1 - 31, 2014	68,500	$19.08	98,900	523,600
September 1 - 30, 2014	30,100	$19.39	129,000	493,500

Item3.	Defaults Upon Senior Securities

None

Item4.	Mine Safety Disclosures

Not applicable

Item5.	Other Information

None

CITIZENS & NORTHERN CORPORATION – FORM 10-Q

Item 6.	Exhibits

2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.1 of the
Corporation's Form 8-K filed April 19, 2013

4. Instruments defining the rights of Security holders, including
indentures	Not applicable

10. Material contracts	Not applicable

11. Statement re: computation of per share earnings	Information concerning the computation of
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

CITIZENS & NORTHERN CORPORATION

November 7, 2014	By:/s/ Mark A. Hughes
Date	Interim President and Chief Executive Officer

November 7, 2014	By: /s/ Anthony J. Peluso
Date	Interim Treasurer and Chief Financial Officer

