Form 10-K
period 2014-12-31
CITIZENS & NORTHERN CORP
filed 2015-02-26
CIK 810958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one:) Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates at June 30, 2014, the registrant’s most recently completed second fiscal quarter, was $236,364,605.

The number of shares of common stock outstanding at February 20, 2015 was 12,263,027

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of its shareholders to be held April 23, 2015 are incorporated by reference into Parts III and IV of this report.

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

Major initiatives within the last 5 years included the following:

·	in 2010, repurchased preferred stock of $26.440 million and redeemed a warrant from the TARP Capital Purchase Program;

·	merged the operations of First State Bank into C&N Bank and Canisteo Valley Corporation into Citizens & Northern Corporation in 2010;

·	in 2011, sold the banking facility at 130 Court Street, Williamsport, PA, and entered into a leasing arrangement to continue to offer banking and trust services from the facility, resulting in an estimated $122,000 (pre-tax) reduction in operating expenses in 2012;

·	in April 2012, re-opened the Athens, PA, facility, which was damaged by flooding in September 2011;

·	in 2013, worked with consultants on projects which resulted in increases in revenues from service charges on deposit accounts, starting primarily in the fourth quarter 2013, and reductions in electronic funds processing expenses and other benefits over approximately the next five years; and

·	in 2014, approved a new treasury stock repurchase program. Under the new program, the Corporation is authorized to repurchase up to 622,500 shares of the Corporation’s common stock, or approximately 5% of the Corporation’s outstanding shares at July 16, 2014. In 2014, 208,300 shares had been repurchased.

Virtually all of the Corporation’s banking offices are located in the “Marcellus Shale,” an area extending across portions of New York State, Pennsylvania, Ohio, Maryland, West Virginia and Virginia. In recent years, most of the Pennsylvania counties in which the Corporation operates have been significantly affected by an upsurge in natural gas exploration, as technological developments have made exploration of the Marcellus Shale commercially feasible. After a surge of activity in 2009 through most of 2011, the market price of natural gas declined, causing Marcellus Shale natural gas exploration activity to slow, though some activity has continued to occur throughout the Corporation’s market area and this activity continues to have a significant impact on economic opportunities throughout the area. Over approximately the past five years, a significant portion of the Corporation’s new business opportunities in lending, Trust and other services arose either directly or indirectly from Marcellus Shale-related activity. Due to its pervasive nature, it is virtually impossible to quantify the aggregate impact of Marcellus Shale-related activity on the Corporation’s financial position at December 31, 2014 and results of operations.

At December 31, 2014, C&N Bank had total assets of $1,228,210,000, total deposits of $978,232,000, net loans outstanding of $623,209,000 and 278 full-time equivalent employees.

Most activities of the Corporation and its subsidiaries are regulated by federal or state agencies. The primary regulatory relationships are described as follows:

·	The Corporation is a bank holding company formed under the provisions of Section 3 of the Federal Reserve Act. The Corporation is under the direct supervision of the Federal Reserve and must comply with the reporting requirements of the Federal Bank Holding Company Act.

·	C&N Bank is a state-chartered, nonmember bank, supervised by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

·	C&NFSC is a Pennsylvania corporation. The Pennsylvania Department of Insurance regulates C&NFSC’s insurance activities. Brokerage products are offered through third party networking agreements.

·	Bucktail is incorporated in the state of Arizona and supervised by the Arizona Department of Insurance.

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

Limited Geographic Diversification - The Corporation grants commercial, residential and personal loans to customers primarily in the Pennsylvania counties of Tioga, Bradford, Sullivan, Lycoming, Potter, Cameron and McKean, and in Steuben and Allegany Counties in New York State. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. As described in the “Business” section of Form 10-K, in recent years the Corporation’s market area has been significantly impacted by natural gas development activities associated with exploration of the Marcellus Shale. While Marcellus Shale-related development has created economic opportunities for business and individuals throughout much of our market area, natural gas exploration activity has slowed somewhat from the level in 2009 through 2011, and the possibility exists that this activity could be further reduced or cease as a result of changes in economic conditions, environmental concerns or other factors. Deterioration in economic conditions, including possible effects if Marcellus Shale-related activity were to further diminish or cease, could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's financial condition, results of operations or liquidity.

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

Mortgage Banking – In September 2009, the Corporation entered into an agreement to originate and sell residential mortgage loans to the secondary market through the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago. The Corporation’s mortgage sales activity under this program was not significant in 2009, but has subsequently increased. In 2014, the Corporation entered into an agreement and in June 2014 began to originate and sell residential mortgage loans to the secondary market through the MPFX Original program, which is also administered by the Federal Home Loan Banks of Pittsburgh and Chicago. At December 31, 2014, total residential mortgages sold and serviced through the two programs amounted to $152,505,000. The Corporation must strictly adhere to the MPF Xtra and MPFX Original program guidelines for origination, underwriting and servicing loans, and failure to do so may result in the Corporation being forced to repurchase loans or being dropped from the program. As of December 31, 2014, the total outstanding balance of residential mortgage loans the Corporation has repurchased as a result of identified instances of noncompliance amounted to $1,802,000. If the volume of such forced repurchases of loans were to increase significantly, or if the Corporation were to be dropped from the programs, it could have a material adverse effect on the Corporation’s financial condition, results of operations or liquidity.

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

FDIC Insurance Assessments - In 2008 and 2009, higher levels of bank failures dramatically increased the resolution costs of the Federal Deposit Insurance Corporation, or the FDIC, and depleted the deposit insurance fund. In addition, the FDIC and the U.S. Congress increased federal deposit insurance coverage, placing additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, in 2009 the FDIC increased assessment rates. Although our total expenses from FDIC assessments have steadily decreased – to $600,000 in 2014 from $2,092,000 in 2009, we are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If a significant number of bank or financial institution failures occur, we may be required to pay higher FDIC premiums. Future increases in FDIC insurance premiums or additional special assessments may materially adversely affect our results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

QUARTERLY SHARE DATA

Trades of the Corporation’s stock are executed through various brokers who maintain a market in the Corporation’s stock. The Corporation’s stock is listed on the NASDAQ Capital Market with the trading symbol CZNC. As of December 31, 2014, there were 2,397 shareholders of record of the Corporation’s common stock.

The following table sets forth the high and low sales prices of the common stock during 2014 and 2013.

		2014			2013
			Dividend			Dividend
			Declared			Declared
			per			per
	High	Low	Quarter	High	Low	Quarter
First quarter	$20.74	$18.19	$0.26	$20.00	$18.65	$0.25
Second quarter	20.10	17.94	0.26	20.46	18.51	0.25
Third quarter	20.10	18.50	0.26	21.45	19.08	0.25
Fourth quarter	21.49	18.83	0.26	21.00	19.37	0.25

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

Consistent with previous programs, the Board of Directors’ July 17, 2014 authorization provides that: (1) the new treasury stock repurchase program shall be effective when publicly announced and shall continue thereafter until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. Through December 31, 2014, 208,300 shares had been repurchased at a cost of $4,002,000.

The following table sets forth a summary of purchases by the Corporation, on the open market, of its equity securities during the fourth quarter 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2014	48,200	$19.34	177,200	445,300
November 1 - 30, 2014	10,600	$19.46	187,800	434,700
December 1 - 31, 2014	20,500	$19.49	208,300	414,200

PERFORMANCE GRAPH

Set forth below is a chart comparing the Corporation’s cumulative return to stockholders against the cumulative return of the Russell 2000 and a Peer Group Index of similar banking organizations selected by the Corporation for the five-year period commencing December 31, 2009 and ended December 31, 2014. The index values are market-weighted dividend-reinvestment numbers, which measure the total return for investing $100.00 five years ago. This meets Securities & Exchange Commission requirements for showing dividend reinvestment share performance over a five-year period and measures the return to an investor for placing $100.00 into a group of bank stocks and reinvesting any and all dividends into the purchase of more of the same stock for which dividends were paid.

Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Citizens & Northern Corporation	100.00	160.82	206.97	221.11	253.58	267.98
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
CZNC Peer Group Index*	100.00	113.13	106.47	126.35	158.15	181.07

The Corporation’s peer group consists of banks headquartered in Pennsylvania with total assets of $700 million to $2 billion as of September 30, 2014. This peer group consists of ACNB Corporation, Gettysburg; AmeriServ Financial, Inc., Johnstown; Citizens Financial Services, Inc., Mansfield; Codorus Valley Bancorp, Inc., York; ENB Financial Corp., Ephrata; ESB Financial Corporation, Ellwood; ESSA Bancorp, Inc., Stroudsburg; First Keystone Corporation, Berwick; First National Community Bancorp, Inc., Dunmore; FNB Bancorp, Inc., Newtown; Fox Chase Bancorp, Inc., Hatboro; Franklin Financial Services Corporation, Chambersburg; Harleysville Savings Financial Corporation, Harleysville; Integrity Bancshares, Inc., Camp Hill; Norwood Financial Corp., Honesdale; Orrstown Financial Services, Inc., Shippensburg; Penns Woods Bancorp, Inc., Williamsport; Peoples Financial Services Corp., Scranton; QNB Corp., Quakertown; Republic First Bancorp, Inc., Philadelphia; Royal Bancshares of Pennsylvania, Inc., Narberth; Somerset Trust Holding Company, Somerset;1st Summit Bancorp of Johnstown, Inc., Johnstown; Mid Penn Bancorp, Inc., Millersburg; Embassy Bancorp, Inc., Bethlehem.

The data for this graph was obtained from SNL Financial LC, Charlottesville, VA.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning the Stock Incentive Plan and Independent Directors Stock Incentive Plan, both of which have been approved by the Corporation’s shareholders. The figures shown in the table below are as of December 31, 2014.

Number of
	Number of	Weighted-	Securities
	Securities to be	average	Remaining
	Issued Upon	Exercise	for Future
	Exercise of	Price of	Issuance Under
	Outstanding	Outstanding	Equity Compen-
	Options	Options	sation Plans
Equity compensation plans
approved by shareholders	316,157	$19.05	317,161

Equity compensation plans
not approved by shareholders	0	N/A	0

More details related to the Corporation’s equity compensation plans are provided in Notes 1 and 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA
	As of or for the Year Ended December 31,
INCOME STATEMENT (In Thousands)	2014	2013	2012	2011	2010
Interest and fee income	$46,009	$48,914	$56,632	$61,256	$62,114
Interest expense	5,122	5,765	9,031	13,556	19,245
Net interest income	40,887	43,149	47,601	47,700	42,869
Provision (credit) for loan losses	476	2,047	288	(285)	1,191
Net interest income after provision (credit) for loan losses	40,411	41,102	47,313	47,985	41,678
Noninterest income excluding securities gains	15,420	16,451	16,383	13,897	13,809
Net impairment losses recognized in earnings from
available-for-sale securities	0	(25)	(67)	0	(433)
Net realized gains on available-for-sale securities	1,104	1,743	2,749	2,216	1,262
Loss on prepayment of debt	0	1,023	2,333	0	0
Noninterest expense excluding loss on prepayment of debt	34,157	33,471	32,914	32,016	31,461
Income before income tax provision	22,778	24,777	31,131	32,082	24,855
Income tax provision	5,692	6,183	8,426	8,714	5,800
Net income	17,086	18,594	22,705	23,368	19,055
U.S. Treasury preferred dividends	0	0	0	0	1,474
Net income available to common shareholders	$17,086	$18,594	$22,705	$23,368	$17,581

PER COMMON SHARE:
Basic earnings per share	$1.38	$1.51	$1.86	$1.92	$1.45
Diluted earnings per share	$1.38	$1.50	$1.85	$1.92	$1.45
Cash dividends declared per share	$1.04	$1.00	$0.84	$0.58	$0.39
Book value per common share at period-end	$15.34	$14.49	$14.89	$13.77	$11.43
Tangible book value per common share at period-end	$14.36	$13.51	$13.91	$12.77	$10.42
Weighted average common shares outstanding - basic	12,390,067	12,352,383	12,235,748	12,162,045	12,131,039
Weighted average common shares outstanding - diluted	12,412,050	12,382,790	12,260,208	12,166,768	12,131,039

END OF PERIOD BALANCES (Dollars In Thousands)
Available-for-sale securities	$516,807	$482,658	$472,577	$481,685	$443,956
Gross loans	630,545	644,303	683,910	708,315	730,411
Allowance for loan losses	7,336	8,663	6,857	7,705	9,107
Total assets	1,241,963	1,237,695	1,286,907	1,323,735	1,316,588
Deposits	967,989	954,516	1,006,106	1,018,206	1,004,348
Borrowings	78,597	96,723	89,379	130,313	166,908
Stockholders' equity	188,362	179,472	182,786	167,385	138,944
Common shares outstanding	12,279,980	12,390,063	12,274,035	12,155,529	12,153,598

AVERAGE BALANCES (In Thousands)
Total assets	1,239,897	1,237,096	1,305,163	1,313,445	1,326,145
Earning assets	1,155,401	1,145,340	1,199,538	1,208,584	1,205,608
Gross loans	627,753	656,495	700,241	714,421	721,997
Deposits	965,418	964,031	1,008,469	1,001,125	965,615
Stockholders' equity	185,469	181,412	175,822	152,718	150,133

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
KEY RATIOS
Return on average assets	1.38%	1.50%	1.74%	1.78%	1.44%
Return on average equity	9.21%	10.25%	12.91%	15.30%	12.69%
Average equity to average assets	14.96%	14.66%	13.47%	11.63%	11.32%
Net interest margin (1)	3.80%	4.05%	4.26%	4.22%	3.81%
Efficiency (2)	57.59%	53.27%	48.82%	49.37%	52.64%
Cash dividends as a % of diluted earnings per share	75.36%	66.67%	45.41%	30.21%	26.90%
Tier 1 leverage	13.89%	13.78%	12.53%	10.93%	9.20%
Tier 1 risk-based capital	26.26%	25.15%	22.86%	19.95%	15.87%
Total risk-based capital	27.60%	26.60%	24.01%	21.17%	17.17%
Tangible common equity/tangible assets	14.34%	13.66%	13.39%	11.84%	9.71%
Nonperforming assets/total assets	1.34%	1.53%	0.82%	0.73%	0.92%
Nonperforming loans/total loans	2.45%	2.80%	1.41%	1.19%	1.58%
Allowance for loan losses/total loans	1.16%	1.34%	1.00%	1.09%	1.25%
Net charge-offs/average loans	0.29%	0.04%	0.16%	0.16%	0.05%

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

EARNINGS OVERVIEW

In 2014, net income totaled $17,086,000, or $1.38 per common share - basic and diluted, as compared to $1.51 per share – basic and $1.50 per share – diluted in 2013 and $1.86 per share basic and $1.85 per share – diluted in 2012. The results for 2014 represented a return on average assets of 1.38% and a return on average equity of 9.21%.

2014 vs. 2013

Net income per share – diluted for 2014 was 8.0% lower than in 2013. Some of the more significant highlights related to annual earnings in 2014 as compared to 2013 are as follows:

·	Net interest income totaled $40,887,000 in 2014, down $2,262,000 (5.2%) from 2013. In 2014, yields earned on securities and loans fell by more than the corresponding drop in interest rates paid on deposits and borrowings. Also, average total loans outstanding were 4.3% lower in 2014 as compared to 2013. The net interest margin was 3.80% in 2014, down from 4.05% in 2013.

·	The provision for loan losses was $476,000 in 2014, down from $2,047,000 in 2013. The higher levels of expense in 2013 included a charge of $1,552,000 from loans to one commercial customer.

·	In 2014, noninterest revenue, excluding net realized gains on available-for-sale securities, totaled $15,420,000, which was lower than the 2013 amount by $1,031,000 (6.3%). Gains from sales of residential mortgage loans totaled $768,000 in 2014, down from $1,969,000 in 2013, reflecting lower volume from refinancing activity. Service charges on deposit accounts fell $221,000 in 2014 as compared to 2013, a decline of 4.2%, primarily as a result of lower net overdraft fees. Total Trust and brokerage revenue of $5,391,000 in 2014 was $520,000 (10.7%) higher than in 2013.

·	Realized gains from available-for-sale securities totaled $1,104,000 in 2014, while in 2013 realized gains from securities totaled $1,718,000 and losses from prepayment of borrowings totaled $1,023,000.

·	In 2014, noninterest expenses totaled $34,157,000, which was $686,000 (2.0%) higher than total 2013 noninterest expenses, excluding the loss on prepayment of borrowings. Salaries and wages expense increased $915,000 in 2014 as compared to 2013, mainly as a result of severance benefits, and pensions and other employee benefit expenses increased $619,000, mainly due to higher health care costs and the fourth quarter charge related to a distribution from a defined benefit pension plan. Professional fees expense was $835,000 lower in 2014 as compared to 2013, as the total in 2013 included fees associated with projects designed to identify sources of noninterest revenue and reductions in debit card and ATM processing expense.

2013 vs. 2012

In 2013, net income per share – diluted of $1.50 was down 18.4% from 2012. Some of the more significant earnings-related variances in 2013 as compared to 2012 are as follows:

·	Net interest income of $43,149,000 in 2013 was down $4,452,000 (9.4%) from 2012. The fully taxable equivalent net interest margin of 4.05% in 2013 was down 0.21% from 2012, and the interest rate spread (excess of the yield on earning assets over the average rate incurred on interest-bearing liabilities) shrunk by 0.16%. Average earning assets declined in 2013 by $54.2 million, reflecting a reduction in average loans outstanding of $43.7 million, and average deposits decreased $44.4 million. Also, net interest income in 2012 was enhanced by the recovery of a security that had been written down in prior years, resulting in income (accretion) of $855,000.

·	The provision for loan losses was $2,047,000 in 2013, as compared to $288,000 in 2012. The increase in the provision in 2013 included the effects of establishing an allowance of $1,552,000 on loans to one commercial borrower.

·	In 2013, noninterest revenue, excluding net realized gains on available-for-sale securities, totaled $16,451,000, which exceeded the total 2012 amount by $68,000. Total Trust and brokerage revenue of $4,871,000 in 2013 was $223,000 (4.8%) higher than the total for 2012. In 2013, the fair value of servicing rights increased $67,000, while the fair value of servicing rights decreased $188,000 in 2012. In 2013, the net loss from disposals of premises and equipment totaled ($16,000) as compared to net gains of $270,000 in 2012, mainly from an insurance recovery in 2012 associated with a flood-related claim.

·	In 2013 and 2012, the Corporation generated gains from sales of securities and also incurred losses from prepayment of borrowings. Realized gains from securities totaled $1,718,000 in the year ended December 31, 2013 as compared to $2,682,000 in 2012, while losses from prepayment of borrowings amounted to $1,023,000 in 2013 as compared to $2,333,000 in 2012.

·	Noninterest expenses, excluding losses from prepayment of borrowings, totaled $33,471,000 in 2013, an increase of $557,000 (1.7%) over the corresponding total for 2012. In 2013, the Corporation incurred professional fees expense of $724,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues, mainly related to service charges on deposit accounts. Also, in 2013, the Corporation incurred professional fees expense of $315,000 from a consulting project related to debit card operations and electronic funds processing, for which reductions in electronic funds processing expenses and other benefits are expected to be realized over approximately the next five years. Mainly as a result of the consulting engagements described above, professional fees expense was $1,048,000 higher in 2013 as compared to 2012. Pensions and other employee benefit costs were $347,000 lower in 2013 than in 2012, including a reduction of $171,000 in health insurance expense associated with the Corporation’s partially self-insured plan due to a lower amount of claims.

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

NET INTEREST INCOME

The Corporation’s primary source of operating income is net interest income, which is equal to the difference between the amounts of interest income and interest expense. Tables I, II and III include information regarding the Corporation’s net interest income in 2014, 2013, and 2012. In each of these tables, the amounts of interest income earned on tax-exempt securities and loans have been adjusted to a fully taxable-equivalent basis. Accordingly, the net interest income amounts reflected in these tables exceed the amounts presented in the consolidated financial statements. The discussion that follows is based on amounts in the tables.

2014 vs. 2013

Fully taxable equivalent net interest income was $43,893,000 in 2014, which was $2,491,000 (5.3%) lower than in 2013. As shown in Table III, in 2014 compared to 2013, interest rate changes had the effect of decreasing net interest income $1,622000, and net changes in volume had the effect of decreasing net interest income $869,000. The most significant component of the rate-related change in net interest income in 2014 was a decrease in interest income of $1,718,000 attributable to lower rates earned on loans receivable. The most significant components of the volume-related decrease in net interest income in 2014 were a decrease in interest income of $1,602,000 attributable to a decline in the balance of loans receivable, partially offset by a volume-related increase in interest income on available-for-securities of $499,000, a decrease in interest expense of $161,000 attributable to a reduction in the balance of interest-bearing deposits (primarily certificates of deposit) and a decrease in interest expense of $109,000 attributable to a reduction in the balance of borrowed funds. As presented in Table II, the “Interest Rate Spread” (excess of average rate of return on earning assets over average cost of funds on interest-bearing liabilities) was 3.63% in 2014 as compared to 3.88% in 2013.

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $49,015,000 in 2014, a decrease of 6.0% from 2013. Interest and fees on loans receivable decreased $3,320,000, or 8.8%. As indicated in Table II, average available-for-sale securities (at amortized cost) totaled $494,934,000 in 2014, an increase of $33,370,000 (7.2%) from 2013. Net increase in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency mortgage-backed securities and collateralized mortgage obligations. This increase was partially offset by decreases in the balances of U.S. Government agency bonds. The Corporation’s yield on securities was lower in 2014 than in 2013, primarily because of low market interest rates. The average rate of return on available-for-sale securities was 2.95% for 2014 and 3.12% in 2013.

The average balance of gross loans receivable decreased 4.3% to $627,753,000 in 2014 from $656,495,000 in 2013. The Corporation experienced contraction in the balance of loans receivable due to borrowers prepaying or refinancing existing loans combined with modest demand for new loans. The decline in the balance of the residential mortgage portfolio was also affected by management’s decision to sell a significant portion of newly originated residential mortgages on the secondary market. The Corporation’s average rate of return on loans receivable declined to 5.46% in 2014 from 5.73% in 2013.

The average balance of interest-bearing due from banks increased to $32,510,000 in 2014 from $26,159,000 in 2013. This has consisted primarily of balances held by the Federal Reserve and also includes other overnight deposits and FDIC-insured certificates of deposit issued by other financial institutions.

INTEREST EXPENSE AND INTEREST-BEARING LIABILITIES

Interest expense fell $643,000, or 11.1%, to $5,122,000 in 2014 from $5,765,000 in 2013. Table II shows that the overall cost of funds on interest-bearing liabilities fell to 0.61% in 2014 from 0.67% in 2013.

Total average deposits (interest-bearing and noninterest-bearing) increased 0.1%, to $965,418,000 in 2014 from $964,031,000 in 2013. Decreases in the average balances of certificates of deposit, Individual Retirement Accounts, and money market accounts were partially offset by increases in average balances of interest checking, savings accounts and non-interest bearing demand deposits. Consistent with continuing low short-term market interest rates, the average rates incurred on certificates of deposit and Individual Retirement Accounts have continued to decrease in 2014 as compared to 2013.

Total average borrowed funds decreased $2,388,000 to $79,940,000 in 2014 from $82,328,000 in 2013. The average rate on borrowed funds was 3.70% in 2014, compared to 3.72% in 2013.

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

INTEREST INCOME AND EARNING ASSETS

Interest income totaled $52,149,000 in 2013, a decrease of 13.2% from 2012. Interest and fees on loans receivable decreased $5,203,000, or 12.2%. As indicated in Table II, average available-for-sale securities (at amortized cost) totaled $461,564,000 in 2013, a decrease of $2,785,000 (0.6%) from 2012. Net contraction in the Corporation’s available-for-sale securities portfolio was primarily made up of U.S. Government agency mortgage-backed securities and trust preferred securities. This contraction was partially offset by increases in the balances of U.S. Government agency bonds, municipal securities, and U.S. Government agency collateralized mortgage obligations. The Corporation’s yield on securities fell in 2012 and 2013 because of low market interest rates, which had the effect of increasing the volume of calls on municipal bonds and trust preferred securities, and prepayments on mortgage-backed securities and collateralized mortgage obligations, with new purchases made at lower yields than the yields on the securities being replaced. Also, the yield on available-for-sale securities was enhanced in 2012 by accretion income of $855,000 from a security for which principal was fully paid in 2012 after OTTI write-downs had been recorded in prior periods. The average rate of return on available-for-sale securities was 3.12% for 2013 and 3.67% in 2012.

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

TABLE I - ANALYSIS OF INTEREST INCOME AND EXPENSE

	Years Ended December 31,			Increase/(Decrease)
(In Thousands)	2014	2013	2012	2014/2013	2013/2012

INTEREST INCOME
Available-for-sale securities:
Taxable	$8,028	$7,105	$9,334	$923	($2,229)
Tax-exempt	6,577	7,296	7,725	(719)	(429)
Total available-for-sale securities	14,605	14,401	17,059	204	(2,658)
Interest-bearing due from banks	125	105	114	20	(9)
Loans held for sale	16	54	107	(38)	(53)
Loans receivable:
Taxable	32,127	35,484	40,453	(3,357)	(4,969)
Tax-exempt	2,142	2,105	2,339	37	(234)
Total loans receivable	34,269	37,589	42,792	(3,320)	(5,203)
Total Interest Income	49,015	52,149	60,072	(3,134)	(7,923)

INTEREST EXPENSE
Interest-bearing deposits:
Interest checking	216	211	206	5	5
Money market	286	290	354	(4)	(64)
Savings	121	117	108	4	9
Certificates of deposit	1,069	1,522	3,002	(453)	(1,480)
Individual Retirement Accounts	470	562	1,136	(92)	(574)
Other time deposits	1	1	1	0	0
Total interest-bearing deposits	2,163	2,703	4,807	(540)	(2,104)
Borrowed funds:
Short-term	9	9	10	0	(1)
Long-term	2,950	3,053	4,214	(103)	(1,161)
Total borrowed funds	2,959	3,062	4,224	(103)	(1,162)
Total Interest Expense	5,122	5,765	9,031	(643)	(3,266)

Net Interest Income	$43,893	$46,384	$51,041	($2,491)	($4,657)

(1)	Interest income from tax-exempt securities and loans has been adjusted to a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.

(2) Fees on loans are included with interest on loans and amounted to $1,013,000 in 2014, $1,338,000 in 2013 and $1,427,000 in 2012.

TABLE II - ANALYSIS OF AVERAGE DAILY BALANCES AND RATES
(Dollars in Thousands)
	Year		Year		Year
	Ended	Rate of	Ended	Rate of	Ended	Rate of
	12/31/2014	Return/	12/31/2013	Return/	12/31/2012	Return/
	Average	Cost of	Average	Cost of	Average	Cost of
	Balance	Funds %	Balance	Funds %	Balance	Funds %
EARNING ASSETS
Available-for-sale securities,
at amortized cost:
Taxable	$371,125	2.16%	$330,980	2.15%	$332,911	2.80%
Tax-exempt	123,809	5.31%	130,584	5.59%	131,438	5.88%
Total available-for-sale securities	494,934	2.95%	461,564	3.12%	464,349	3.67%
Interest-bearing due from banks	32,510	0.39%	26,159	0.40%	32,337	0.35%
Federal funds sold	0	0.00%	4	0.00%	0	0.00%
Loans held for sale	204	7.84%	1,118	4.83%	2,611	4.10%
Loans receivable:
Taxable	589,120	5.45%	620,412	5.72%	662,751	6.10%
Tax-exempt	38,633	5.54%	36,083	5.83%	37,490	6.24%
Total loans receivable	627,753	5.46%	656,495	5.73%	700,241	6.11%
Total Earning Assets	1,155,401	4.24%	1,145,340	4.55%	1,199,538	5.01%
Cash	16,865		16,854		17,408
Unrealized gain/loss on securities	6,350		8,875		18,444
Allowance for loan losses	(7,992)		(7,204)		(7,688)
Bank premises and equipment	16,789		18,154		18,956
Intangible Asset - Core Deposit Intangible	70		113		176
Intangible Asset – Goodwill	11,942		11,942		11,942
Other assets	40,472		43,022		46,387
Total Assets	$1,239,897		$1,237,096		$1,305,163

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	$183,874	0.12%	$174,790	0.12%	$163,840	0.13%
Money market	198,990	0.14%	203,023	0.14%	208,814	0.17%
Savings	121,685	0.10%	117,055	0.10%	108,218	0.10%
Certificates of deposit	134,732	0.79%	148,598	1.02%	194,175	1.55%
Individual Retirement Accounts	120,016	0.39%	129,255	0.43%	142,315	0.80%
Other time deposits	1,039	0.10%	1,062	0.09%	1,191	0.08%
Total interest-bearing deposits	760,336	0.28%	773,783	0.35%	818,553	0.59%
Borrowed funds:
Short-term	6,744	0.13%	6,422	0.14%	6,831	0.15%
Long-term	73,196	4.03%	75,906	4.02%	105,220	4.00%
Total borrowed funds	79,940	3.70%	82,328	3.72%	112,051	3.77%
Total Interest-bearing Liabilities	840,276	0.61%	856,111	0.67%	930,604	0.97%
Demand deposits	205,082		190,248		189,916
Other liabilities	9,070		9,325		8,821
Total Liabilities	1,054,428		1,055,684		1,129,341
Stockholders' equity, excluding
other comprehensive income/loss	181,271		175,893		164,316
Other comprehensive income/loss	4,198		5,519		11,506
Total Stockholders' Equity	185,469		181,412		175,822
Total Liabilities and Stockholders' Equity	$1,239,897		$1,237,096		$1,305,163
Interest Rate Spread		3.63%		3.88%		4.04%
Net Interest Income/Earning Assets		3.80%		4.05%		4.26%

Total Deposits (Interest-bearing
and Demand)	$965,418		$964,031		$1,008,469

(1)	Rates of return on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

TABLE III - ANALYSIS OF VOLUME AND RATE CHANGES
(In Thousands)	Year Ended 12/31/14 vs. 12/31/13			Year Ended 12/31/13 vs. 12/31/12
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
EARNING ASSETS
Available-for-sale securities:
Taxable	$868	$55	$923	($54)	($2,175)	($2,229)
Tax-exempt	(369)	(350)	(719)	(50)	(379)	(429)
Total available-for-sale securities	499	(295)	204	(104)	(2,554)	(2,658)
Interest-bearing due from banks	24	(4)	20	(24)	15	(9)
Loans held for sale	(60)	22	(38)	(69)	16	(53)
Loans receivable:
Taxable	(1,746)	(1,611)	(3,357)	(2,502)	(2,467)	(4,969)
Tax-exempt	144	(107)	37	(86)	(148)	(234)
Total loans receivable	(1,602)	(1,718)	(3,320)	(2,588)	(2,615)	(5,203)
Total Interest Income	(1,139)	(1,995)	(3,134)	(2,785)	(5,138)	(7,923)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Interest checking	11	(6)	5	13	(8)	5
Money market	(6)	2	(4)	(10)	(54)	(64)
Savings	5	(1)	4	9	0	9
Certificates of deposit	(133)	(320)	(453)	(607)	(873)	(1,480)
Individual Retirement Accounts	(38)	(54)	(92)	(96)	(478)	(574)
Other time deposits	0	0	0	0	0	0
Total interest-bearing deposits	(161)	(379)	(540)	(691)	(1,413)	(2,104)
Borrowed funds:
Short-term	0	0	0	(1)	0	(1)
Long-term	(109)	6	(103)	(1,179)	18	(1,161)
Total borrowed funds	(109)	6	(103)	(1,180)	18	(1,162)
Total Interest Expense	(270)	(373)	(643)	(1,871)	(1,395)	(3,266)

Net Interest Income	($869)	($1,622)	($2,491)	($914)	($3,743)	($4,657)

(1)	Changes in income on tax-exempt securities and loans are presented on a fully taxable-equivalent basis, using the Corporation’s marginal federal income tax rate of 35%.
(2)	The change in interest due to both volume and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Years Ended December 31, 2014, 2013 and 2012

The table below presents a comparison of noninterest income and excludes realized gains on available-for-sale securities, which are discussed in the “Earnings Overview” section of Management’s Discussion and Analysis.

TABLE IV - COMPARISON OF NONINTEREST INCOME
(In Thousands)
	Years Ended
	December 31,		$	%
	2014	2013	Change	Change
Service charges on deposit accounts	$5,025	$5,246	($221)	(4.2)
Service charges and fees	538	597	(59)	(9.9)
Trust and financial management revenue	4,490	4,087	403	9.9
Brokerage revenue	901	784	117	14.9
Insurance commissions, fees and premiums	118	170	(52)	(30.6)
Interchange revenue from debit card transactions	1,959	1,941	18	0.9
Net gains from sales of loans	768	1,969	(1,201)	(61.0)
(Decrease) increase in fair value of servicing rights	(27)	67	(94)	(140.3)
Increase in cash surrender value of life insurance	376	399	(23)	(5.8)
Net gain (loss) from premises and equipment	8	(16)	24	(150.0)
Other operating income	1,264	1,207	57	4.7
Total other operating income before realized gains
on available-for-sale securities, net	$15,420	$16,451	($1,031)	(6.3)

	Years Ended
	December 31,		$	%
	2013	2012	Change	Change
Service charges on deposit accounts	$5,246	$5,322	($76)	(1.4)
Service charges and fees	597	643	(46)	(7.2)
Trust and financial management revenue	4,087	3,847	240	6.2
Brokerage revenue	784	801	(17)	(2.1)
Insurance commissions, fees and premiums	170	221	(51)	(23.1)
Interchange revenue from debit card transactions	1,941	1,938	3	0.2
Net gains from sales of loans	1,969	2,016	(47)	(2.3)
Increase (decrease) in fair value of servicing rights	67	(188)	255	(135.6)
Increase in cash surrender value of life insurance	399	455	(56)	(12.3)
Net (loss) gain from premises and equipment	(16)	270	(286)	(105.9)
Other operating income	1,207	1,058	149	14.1
Total other operating income before realized gains
on available-for-sale securities, net	$16,451	$16,383	$68	0.4

Total noninterest income, excluding realized gains on available-for-sale securities, decreased $1,031,000 or 6.3% in 2014 compared to 2013. In 2013, total noninterest income increased $68,000 (0.4%) from 2012. Changes of significance are discussed in the narrative that follows.

2014 vs. 2013

Net gains from sales of loans decreased $1,201,000 in 2014. Since December 2009, the Corporation has sold a significant amount of residential mortgage loans into the secondary market through the MPF Xtra and Original programs administered by the Federal Home Loan Banks of Pittsburgh and Chicago. Volume remained brisk throughout most of 2013, slowing somewhat in the fourth quarter 2013 with a continued slowdown throughout 2014 reflecting a decrease in refinancing activity.

Service charges on deposit accounts were $221,000 lower in 2014 than 2013. Consumer and business overdraft fees decreased $543,000 in 2014 as compared to 2013. Changes made as a result of recommendations made by a consulting firm in 2013 resulted in service charges on deposit accounts of $611,000 in 2014 as compared to $229,000 in 2013, as most of the recommendations were implemented in the fourth quarter 2013.

In 2014, Trust and financial management revenue increased $403,000, or 9.9%. The increase in trust revenue in 2014 reflects the impact of new business obtained as well as higher valuations of U.S. equity securities throughout most of the period. Assets under management by the Corporation’s Trust and financial management group totaled $825,918,000 at December 31, 2014, an increase of 3.7% over the total one year earlier.

As a result of increased annuity sales, brokerage revenue increased $117,000 or 14.9% in 2014 over 2013.

2013 vs. 2012

The fair value of servicing rights increased $67,000 in 2013 as compared to a decrease of $188,000 in 2012. Management’s estimated prepayment speeds on mortgage loans sold and serviced were lower at December 31, 2013 than at December 31, 2012, which had the effect of increasing the estimated fair value of the related servicing rights. Conversely, estimated prepayment speeds at December 31, 2012 were higher than the corresponding speeds at the end of 2011, causing the fair value of servicing rights to decline in 2012.

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

Other operating income increased $149,000, or 14.1%, in 2013 as compared to 2012, as mortgage servicing revenue increased $127,000 due to a higher volume of mortgage loans sold and serviced.

The net gain from premises and equipment of $270,000 in 2012 included a gain of $272,000 from the excess of insurance proceeds received over the historical book value of assets replaced or reconstructed at the Athens, PA branch, which was damaged by a flood in September 2011 and remained closed until it was re-opened in April 2012. The loss of $16,000 in 2013 included charges related to the abandonment of certain communications equipment

NONINTEREST EXPENSE

Years Ended December 31, 2014, 2013 and 2012

As shown in Table V below, total noninterest expense, excluding losses from prepayment of debt, increased $686,000 in 2014 as compared to 2013. Excluding losses from prepayment of debt, total noninterest expense was $557,000 (16.9%) higher in 2013 as compared to 2012. In 2013, the Corporation incurred losses totaling $1,023,000 and, in 2012, losses totaling $2,333,000 from prepayment of borrowings (repurchase agreements). There were no losses from prepayment of borrowings incurred in 2014. Changes of significance (other than the previously discussed loss on prepayment of debt) are discussed in the narrative that follows.

TABLE V - COMPARISON OF NONINTEREST EXPENSE
(In Thousands)
			$	%
	2014	2013	Change	Change
Salaries and wages	$15,121	$14,206	$915	6.4
Pensions and other employee benefits	4,769	4,150	619	14.9
Occupancy expense, net	2,628	2,473	155	6.3
Furniture and equipment expense	1,859	1,948	(89)	(4.6)
FDIC Assessments	600	604	(4)	(0.7)
Pennsylvania shares tax	1,350	1,402	(52)	(3.7)
Professional fees	699	1,534	(835)	(54.4)
Automated teller machine and interchange expense	924	1,020	(96)	(9.4)
Software subscriptions	784	836	(52)	(6.2)
Loss on prepayment of debt	0	1,023	(1,023)	(100.0)
Other operating expense	5,423	5,298	125	2.4

Total Other Expense	$34,157	$34,494	($337)	(1.0)

21

			$	%
	2013	2012	Change	Change
Salaries and wages	$14,206	$14,370	($164)	(1.1)
Pensions and other employee benefits	4,150	4,497	(347)	(7.7)
Occupancy expense, net	2,473	2,476	(3)	(0.1)
Furniture and equipment expense	1,948	1,887	61	3.2
FDIC Assessments	604	633	(29)	(4.6)
Pennsylvania shares tax	1,402	1,312	90	6.9
Professional fees	1,534	486	1,048	215.6
Automated teller machine and interchange expense	1,020	1,136	(116)	(10.2)
Software subscriptions	836	890	(54)	(6.1)
Loss on prepayment of debt	1,023	2,333	(1,310)	(56.2)
Other operating expense	5,298	5,227	71	1.4
Total Other Expense	$34,494	$35,247	($753)	(2.1)

2014 vs. 2013

Salaries and wages increased $915,000, or 6.4%. As noted in the Earnings Overview section, this increase is primarily the result of severance benefits incurred and paid in 2014

Pensions and other employee benefits increased $619,000, or 14.9%. Health care expense increased $415,000 as the amount of claims incurred during 2014 was higher than 2013. The Corporation is self-insured for health insurance, up to a cap for catastrophic levels of losses, which are insured by a third party In addition, the Corporation incurred a $196,000 charge related to a distribution from a defined benefit plan.

Occupancy expense increased $155,000, or 6.3%, primarily due to increased weather related costs such as snow removal, fuel, utilities and maintenance.

Professional fees decreased $835,000, or 54.4%. As noted below, the Corporation incurred professional fee expense of $1,039,000 in 2013 for two large consulting engagements. Similar size engagements did not occur during 2014.

Automated teller machine and interchange expenses decreased $96,000, or 9.4%, mainly resulting from benefits derived from consulting project noted below.

2013 vs. 2012

Professional fees increased $1,048,000, or 215.6%. As noted in the Earnings Overview section, the Corporation incurred professional fee expense of $315,000 in 2013 for a consulting project related to debit card operations and electronic funds processing, for which management expects the consultants’ services to result in increases in noninterest revenue and reductions in noninterest expense going forward, most significantly from an estimated total reduction in expense of $1.9 million for electronic funds processing over approximately the next 5 years. In addition, the Corporation incurred professional fees expense of $724,000 related to a consulting engagement in which the consulting firm identified recommendations for potential increases in revenues, mainly related to service charges on deposit accounts.

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

Automated teller machine and interchange expenses decreased $116,000, or 10.2%, mainly resulting from benefits derived from the consulting project previously noted.

INCOME TAXES

The effective income tax rate was approximately 25% of pre-tax income in 2014 and 2013, down from approximately 27% in 2012. The Corporation’s effective tax rates differ from the statutory rate of 35% principally because of the effects of tax-exempt interest income.

The Corporation recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2014, the net deferred tax asset was $1,668,000, down from the balance at December 31, 2013 of $6,344,000. The largest changes in temporary difference components were as follows:

·	At December 31, 2014, net unrealized gains on available-for-securities resulted in a deferred tax liability of $2,844,000. In contrast, at December 31, 2013, the deferred tax asset associated with unrealized losses on available-for-sale securities was $541,000. The increase in fair value of available-for-securities in 2014 was caused primarily by decreases in long-term interest rates.

·	The deferred tax asset representing the credit for alternative minimum tax paid fell to $537,000 at December 31, 2014, a reduction of $1,368,000 from December 31, 2013, as the Corporation’s federal taxable income in 2014 exceeded alternative minimum taxable income.

The Corporation regularly reviews deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. Management believes the recorded net deferred tax asset at December 31, 2014 is fully realizable; however, if management determines the Corporation will be unable to realize all or part of the net deferred tax asset, the Corporation would adjust the deferred tax asset, which would negatively impact earnings.

Additional information related to income taxes is presented in Note 14 to the consolidated financial statements.

SECURITIES

Table VI shows the composition of the investment portfolio at December 31, 2014, 2013 and 2012. Comparison of the amortized cost totals of available-for-sale securities at each year-end presented reflects an increase of $29,422,000 to $484,203,000 at December 31, 2013 from December 31, 2012. This change was followed by an increase of $24,479,000 to $508,682,000 at December 31, 2014. The increase in securities over this period reflects, in part, the reinvestment of cash received due to the reduction in loans outstanding (discussed below). Over the two-year period, the largest change in the composition of the portfolio was an increase of $59,850,000 in collateralized mortgage-backed obligations (CMOs) issued or guaranteed by U.S. Government agencies. The increase in CMOs reflects management’s effort to maintain a monthly return of cash flow from the portfolio that is somewhat consistent in order to provide ongoing opportunities to reinvest at higher interest rates if rates were to rise. As discussed in more detail in Note 7 to the financial statements, the Corporation reported net realized gains from available-for-sale securities of $1,104,000 in 2014, $1,718,000 in 2013, and $2,682,000 in 2012.

As reflected in Table VI, the fair value of available-for-sale securities as of December 31, 2014 was $8,125,000, or 1.6%, higher than the total amortized cost basis. The aggregate unrealized gain position at December 31, 2014 included an unrealized gain of $5,076,000 on debt securities as well as an unrealized gain of $3,049,000 on marketable equity securities (bank stocks). Decreases in intermediate-term and long-term interest rates in 2014 led to an increase in the aggregate fair value of debt securities in 2014 in comparison to historical cost basis. Management has reviewed the Corporation’s holdings as of December 31, 2014 and concluded that unrealized losses on all of the securities in an unrealized loss position are considered temporary. Notes 6 and 7 to the consolidated financial statements provide more detail concerning the Corporation’s processes for evaluating securities for other-than-temporary impairment. Management will continue to closely monitor the status of impaired securities in 2015.

TABLE VI - INVESTMENT SECURITIES
			As of December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$27,221	$26,676	$47,382	$45,877	$30,695	$31,217
Obligations of states and political subdivisions:
Tax-exempt	120,086	124,839	127,748	128,426	130,168	137,020
Taxable	33,637	33,878	35,154	34,471	24,426	24,817
Mortgage-backed securities	82,479	83,903	84,849	86,208	76,368	80,196
Collateralized mortgage obligations,
Issued by U.S. Government agencies	239,620	238,823	182,372	178,092	179,770	183,510
Trust preferred securities issued by individual institutions	0	0	0	0	5,167	5,171
Collateralized debt obligations:
Pooled trust preferred securities - senior tranches	0	0	0	0	1,615	1,613
Other collateralized debt obligations	34	34	660	660	660	660
Total debt securities	503,077	508,153	478,165	473,734	448,869	464,204
Marketable equity securities	5,605	8,654	6,038	8,924	5,912	8,373
Total	$508,682	$516,807	$484,203	$482,658	$454,781	$472,577

The following table presents the contractual maturities and the weighted-average yields (calculated based on amortized cost) of investment securities as of December 31, 2014. Yields on tax-exempt securities are presented on a nominal basis, that is, the yields are not presented on a fully taxable-equivalent basis. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands, Except for Percentages)	Within		One-		Five-		After
	One		Five		Ten		Ten
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	0.00%	$14,171	1.34%	$13,050	1.49%	$0	0.00%	$27,221	1.41%
Obligations of states and political subdivisions:
Tax-exempt	5,464	3.50%	26,918	1.92%	32,470	2.68%	55,234	4.61%	120,086	3.43%
Taxable	2,445	2.39%	14,410	1.99%	16,217	2.79%	565	3.60%	33,637	2.43%
Other collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	34	0.00%	34	0.00%
Subtotal	$7,909	3.16%	$55,499	1.79%	$61,737	2.46%	$55,833	4.59%	$180,978	2.94%
Mortgage-backed securities									82,479	2.33%
Collateralized mortgage obligations,
Issued by U.S. Government agencies									239,620	2.05%
Total									$503,077	2.42%

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

FINANCIAL CONDITION

Significant changes in the average balances of the Corporation’s earning assets and interest-bearing liabilities are described in the Net Interest Income section of Management’s Discussion and Analysis. The discussion provides useful information regarding changes in the Corporation’s balance sheet over the 3-year period ended December 31, 2014, including discussions related to available-for-sale securities, loans, deposits and borrowings. Other significant balance sheet items - the allowance for loan losses and stockholders’ equity - are discussed in separate sections of Management’s Discussion and Analysis.

The total of loans outstanding (without consideration of the allowance for loan losses) at December 31, 2014 reflects a total decrease of $99,866,000 (13.7%) from the balance at December 31, 2010 to the total outstanding of $630,545,000 at December 31, 2014. Loan volumes are heavily dependent on economic conditions in the Corporation’s market area, and are significantly influenced by interest rates. Since the end of 2010, the Corporation experienced a net decrease in total loans outstanding under the residential mortgage segment ($39,418,000) with more residential mortgage originations than in previous years sold into the secondary market. In 2009, the Corporation initiated participation in the MPF Xtra program administered by the Federal Home Loan Banks of Pittsburgh and Chicago for the sale of mortgage loans to the secondary market. In 2014, the Corporation initiated participation in the MPF Original program, which is also a Federal Home Loan Bank program. At December 31, 2014, the outstanding balance of residential mortgage loans originated by the Corporation, and sold with servicing retained under these two programs was $152,505,000. Total commercial segment loans outstanding decreased ($55,686,000) at December 31, 2014 as compared to December 31, 2010, including a reduction of $8,336,000 at December 31, 2014 from year-end 2013 and a reduction of $26,176,000 at December 31, 2013 from year-end 2012. Also, in the last four years, consumer loans have steadily decreased ($4,762,000) to the December 31, 2014 balance of $10,234,000.

Table VIII presents loan maturity data as of December 31, 2014. The interest rate simulation model classifies certain loans under different categories than they appear in Table VII. Fixed-rate loans are shown in Table VIII based on their contractually scheduled principal repayments, and variable-rate loans are shown based on the date of the next change in rate. Table VIII shows that fixed-rate loans are approximately 37% of the loan portfolio. Of the 63% of the portfolio made up of variable-rate loans, a significant portion (45%) will re-price after more than one year. Variable-rate loans re-pricing after more than one year include significant amounts of residential and commercial real estate loans. The Corporation’s substantial investment in long-term, fixed-rate loans and variable-rate loans with extended periods until re-pricing is one of the concerns management attempts to address through interest rate risk management practices. See Part II, Item 7A for a more detailed discussion of the Corporation’s interest rate risk.

Total future capital purchases in 2015 are estimated at approximately $2.6 million. Management does not expect capital expenditures to have a material, detrimental effect on the Corporation’s financial condition during 2015.

TABLE VII - Five-year Summary of Loans by Type
(In Thousands)
	2014	%	2013	%	2012	%	2011	%	2010	%
Residential mortgage:
Residential mortgage loans - first liens	$291,882	46.3	$299,831	46.5	$311,627	45.6	$331,015	46.7	$333,012	45.6
Residential mortgage loans - junior liens	21,166	3.4	23,040	3.6	26,748	3.9	28,851	4.1	31,590	4.3
Home equity lines of credit	36,629	5.8	34,530	5.4	33,017	4.8	30,037	4.2	26,853	3.7
1-4 Family residential construction	16,739	2.7	13,909	2.2	12,842	1.9	9,959	1.4	14,379	2.0
Total residential mortgage	366,416	58.1	371,310	57.6	384,234	56.2	399,862	56.5	405,834	55.6
Commercial:
Commercial loans secured by real estate	145,878	23.1	147,215	22.8	158,413	23.2	156,388	22.1	167,094	22.9
Commercial and industrial	50,157	8.0	42,387	6.6	48,442	7.1	57,191	8.1	59,005	8.1
Political subdivisions	17,534	2.8	16,291	2.5	31,789	4.6	37,620	5.3	36,480	5.0
Commercial construction	6,938	1.1	17,003	2.6	28,200	4.1	23,518	3.3	24,004	3.3
Loans secured by farmland	7,916	1.3	10,468	1.6	11,403	1.7	10,949	1.5	11,353	1.6
Multi-family (5 or more) residential	8,917	1.4	10,985	1.7	6,745	1.0	6,583	0.9	7,781	1.1
Agricultural loans	3,221	0.5	3,251	0.5	3,053	0.4	2,987	0.4	3,472	0.5
Other commercial loans	13,334	2.1	14,631	2.3	362	0.1	552	0.1	392	0.1
Total commercial	253,895	40.3	262,231	40.7	288,407	42.2	295,788	41.8	309,581	42.4
Consumer	10,234	1.6	10,762	1.7	11,269	1.6	12,665	1.8	14,996	2.1
Total	630,545	100.0	644,303	100.0	683,910	100.0	708,315	100.0	730,411	100.0
Less: allowance for loan losses	(7,336)		(8,663)		(6,857)		(7,705)		(9,107)
Loans, net	$623,209		$635,640		$677,053		$700,610		$721,304

TABLE VIII – LOAN MATURITY DISTRIBUTION

(In Thousands)	As of December 31, 2014

	Fixed-Rate Loans				Variable- or Adjustable-Rate Loans
	1 Year	1-5	>5		1 Year	1-5	>5
	or Less	Years	Years	Total	or Less	Years	Years	Total
Real Estate	$644	$16,154	$161,132	$177,930	$69,359	$194,051	$61,178	$324,588
Commercial	11,371	19,757	11,470	42,598	47,178	27,089	740	75,007
Consumer	2,630	4,541	3,074	10,245	56	73	48	177
Total	$14,645	$40,452	$175,676	$230,773	$116,593	$221,213	$61,966	$399,772

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

The allowance for loan losses was $7,336,000 at December 31, 2014, down from $8,663,000 at December 31, 2013. As shown in Table X, specific allowances on impaired loans totaled $769,000 at December 31, 2014, which was $1,564,000 lower than the total of specific allowances on impaired loans at December 31, 2013. The specific allowances on impaired loans in 2013 included an allowance of $1,552,000 established on loans to one commercial borrower. The decrease in the allowance in 2014 included the effect of a charge-off of $1,486,000 on these loans in 2014. Table X also shows the collectively determined component of the allowance for commercial loans was $149,000 higher and for residential mortgages was $139,000 higher at December 31, 2014 than at December 31, 2013. The allowance for the commercial and residential mortgage loan segments were affected by increases in the net charge-off percentage used to determine a portion of the collectively determined allowance, which was higher at December 31, 2014 than at December 31, 2013. In addition, the collectively evaluated components of the allowance for the residential and commercial segments were also affected by increases in qualitative factors at December 31, 2014 as compared to December 31, 2013, while lower loan balances had the effect of decreasing the collectively evaluated components of the allowance for all segments.

The provision for loan losses is determined based on the amount required in order to maintain an appropriate allowance for loan losses in light of all factors considered. The provision for loan losses by segment for 2014, 2013 and 2012 is as follows:

(In Thousands)
	2014	2013	2012
Residential mortgage	$250	$559	$149
Commercial	227	1,507	20
Consumer	2	24	112
Unallocated	(3)	(43)	7
Total	$476	$2,047	$288

The provision for loan losses was $476,000 in 2014, in comparison to a provision for loan losses of $2,047,000 in 2013 and a provision for loan losses of $288,000 in 2012. As shown in Table XII, the average provision for loan losses for the five-year period ended December 31, 2014 was $743,000. The total amount of the provision for loan losses for each period is determined based on the amount required to maintain an appropriate allowance in light of all of the factors described above.

In 2014, the provision for loan losses related to the commercial segment was $227,000 compared to $1,507,000 in 2013 and $20,000 in 2012. In 2014, the provision for the commercial segment included the effects of increases in average net charge-offs (based on historical experience over the previous thirty-six months) and qualitative factors used to estimate a portion of the collectively determined allowance, partially offset by lower loan balances. The 2013 provision for loan losses related to the commercial segment included a provision of $1,552,000 from the establishment of an allowance on loans to one borrower. In 2012, the Corporation’s provision for loan losses for the commercial segment included a net provision of $464,000 related to a commercial relationship for which charge-offs totaling $760,000 were recorded, while the provision was reduced by the net decrease in the collectively evaluated portion of the allowance for loan losses as a result of a lower balance of outstanding loans. In 2014, the provision for the residential mortgage segment included the effect of increases in average net charge-offs and qualitative factors used to estimate a portion of the collectively determined allowance, partially offset by lower loan balances. The provision for loan losses for the residential mortgage segment increased in 2013, mainly as a result of the increase in average net charge-offs used to estimate a portion of the collectively determined allowance.

Table XI presents information related to past due and impaired loans, and loans that have been modified under terms that are considered troubled debt restructurings (TDRs). Table XI shows total impaired loans of $12,316,000 at December 31, 2014, down from the corresponding amount at December 31, 2013 of $16,321,000. Though down from year-end 2013, the amount of impaired loans (as well as nonperforming loans as reflected in the table) at December 31, 2014 is significantly higher than it was from 2010 through 2012. The increase in impaired and nonperforming loans at December 31, 2014 and December 31, 2013 as compared to the other periods presented reflected the classification as nonperforming of two large commercial loan relationships with outstanding balances totaling $6,995,000 at December 31, 2014 and $7,599,000 at December 31, 2013. The total of the specific allowance for loan losses on those two relationships amounted to $211,000 at December 31, 2014 and $1,624,000 at December 31, 2013. As described in the following paragraph, during the second quarter 2014, a charge-off of $1,486,000 was made related to one of these commercial loan relationships resulting in the decrease in the specific allowance as well as total impaired loans with a valuation allowance.

As shown in Table XI, loans classified as TDRs increased to $7,195,000 at December 31, 2014 from $4,175,000 at December 31, 2013. This increase relates mainly to one commercial borrower. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates.

Table XI reflects a lower amount of total loans past due 30-89 days and still accruing interest at December 31, 2014 of $7,121,000 as compared to the December 31, 2013 total of $8,305,000, mainly due to a lower amount of past due residential mortgage loans. Total loans past due 90 days or more and still in accrual status decreased to $2,843,000 at December 31, 2014 from $3,131,000 at December 31, 2013. Interest continues to be accrued on loans 90 days or more past due that management deems to be well secured and in the process of collection, and for which no loss is anticipated. Over the period 2010-2014, each period includes a few large commercial relationships that have required significant monitoring and workout efforts. As a result, a limited number of relationships may significantly impact the total amount of allowance required on impaired loans, and may significantly impact the amount of total charge-offs reported in any one period.

Management believes it has been conservative in its decisions concerning identification of impaired loans, estimates of loss, and nonaccrual status; however, the actual losses realized from these relationships could vary materially from the allowances calculated as of December 31, 2014. Management continues to closely monitor its commercial loan relationships for possible credit losses, and will adjust its estimates of loss and decisions concerning nonaccrual status, if appropriate.

Tables IX through XII present historical data related to the allowance for loan losses.

TABLE IX - ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	Years Ended December 31,
	2014	2013	2012	2011	2010
Balance, beginning of year	$8,663	$6,857	$7,705	$9,107	$8,265
Charge-offs:
Residential mortgage	(327)	(95)	(552)	(100)	(340)
Commercial	(1,715)	(459)	(498)	(1,189)	(91)
Consumer	(97)	(117)	(171)	(157)	(188)
Total charge-offs	(2,139)	(671)	(1,221)	(1,446)	(619)
Recoveries:
Residential mortgage	25	24	18	3	55
Commercial	264	348	8	255	113
Consumer	47	58	59	71	102
Total recoveries	336	430	85	329	270
Net charge-offs	(1,803)	(241)	(1,136)	(1,117)	(349)
Provision (credit) for loan losses	476	2,047	288	(285)	1,191
Balance, end of period	$7,336	$8,663	$6,857	$7,705	$9,107

Net charge-offs as a % of average loans	0.29%	0.04%	0.16%	0.16%	0.05%

TABLE X - COMPONENTS OF THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)

	As of December 31,
	2014	2013	2012	2011	2010
ASC 310 - Impaired loans	$769	$2,333	$623	$1,126	$2,288
ASC 450 - Collective segments:
Commercial	2,732	2,583	2,594	2,811	3,047
Residential mortgage	3,295	3,156	3,011	3,130	3,227
Consumer	145	193	188	204	232
Unallocated	395	398	441	434	313
Total Allowance	$7,336	$8,663	$6,857	$7,705	$9,107

TABLE XI - PAST DUE AND IMPAIRED LOANS, NONPERFORMING ASSETS

AND TROUBLED DEBT RESTRUCTURINGS (TDRs)

(In Thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Impaired loans with a valuation allowance	$3,241	$9,889	$2,710	$3,433	$5,457
Impaired loans without a valuation allowance	9,075	6,432	4,719	4,431	3,191
Total impaired loans	$12,316	$16,321	$7,429	$7,864	$8,648

Total loans past due 30-89 days and still accruing	$7,121	$8,305	$7,756	$7,898	$7,125

Nonperforming assets:
Total nonaccrual loans	$12,610	$14,934	$7,353	$7,197	$10,809
Total loans past due 90 days or more and still accruing	2,843	3,131	2,311	1,267	727
Total nonperforming loans	15,453	18,065	9,664	8,464	11,536
Foreclosed assets held for sale (real estate)	1,189	892	879	1,235	537
Total nonperforming assets	$16,642	$18,957	$10,543	$9,699	$12,073

Loans subject to troubled debt restructurings (TDRs):
Performing	$1,807	$3,267	$906	$1,064	$645
Nonperforming	5,388	908	1,155	2,413	0
Total TDRs	$7,195	$4,175	$2,061	$3,477	$645

Total nonperforming loans as a % of loans	2.45%	2.80%	1.41%	1.19%	1.58%
Total nonperforming assets as a % of assets	1.34%	1.53%	0.82%	0.73%	0.92%
Allowance for loan losses as a % of total loans	1.16%	1.34%	1.00%	1.09%	1.25%
Allowance for loan losses as a % of nonperforming loans	47.47%	47.95%	70.95%	91.03%	78.94%

TABLE XII - FIVE-YEAR HISTORY OF LOAN LOSSES

(In Thousands)

	2014	2013	2012	2011	2010	Average
Average gross loans	$627,753	$656,495	$700,241	$714,421	$721,997	$684,181
Year-end gross loans	630,545	644,303	683,910	708,315	730,411	679,497
Year-end allowance for loan losses	7,336	8,663	6,857	7,705	9,107	7,934
Year-end nonaccrual loans	12,610	14,934	7,353	7,197	10,809	10,581
Year-end loans 90 days or more
past due and still accruing	2,843	3,131	2,311	1,267	727	2,056
Net charge-offs	1,803	241	1,136	1,117	349	929
Provision (credit) for loan losses	476	2,047	288	(285)	1,191	743
Earnings coverage of charge-offs	9	77	20	21	55	22
Allowance coverage of charge-offs	4	36	6	7	26	9
Net charge-offs as a % of
provision (credit) for loan losses	378.78%	11.77%	394.44%	-391.93%	29.30%	125.03%
Net charge-offs as a % of
average gross loans	0.29%	0.04%	0.16%	0.16%	0.05%	0.14%
Net income	17,086	18,594	22,705	23,368	19,055	20,162

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Table XIII presents the Corporation’s significant fixed and determinable contractual obligations as of December 31, 2014 by payment date. The payment amounts represent the principal amounts of time deposits and borrowings and do not include interest.

TABLE XIII – CONTRACTUAL OBLIGATIONS

(In Thousands)

	1 Year	1-3	3-5	Over 5
	or Less	Years	Years	Years	Total
Time deposits	$128,966	$84,704	$20,837	$4,430	$238,937
Short-term borrowings:
Federal Home Loan Bank of Pittsburgh	0	0	0	0	0
Customer repurchase agreements	5,537	0	0	0	5,537
Long-term borrowings:
Federal Home Loan Bank of Pittsburgh	0	10,123	0	1,937	12,060
Repurchase agreements	0	61,000	0	0	61,000
Total	$134,503	$155,827	$20,837	$6,367	$317,534

In addition to the amounts described in Table XIII, the Corporation has obligations related to deposits without a stated maturity with outstanding principal balances totaling $729,052,000 at December 31, 2014.

The Corporation’s operating lease commitments at December 31, 2014 are immaterial. The Corporation’s significant off-balance sheet arrangements consist of commitments to extend credit and standby letters of credit. Off-balance sheet arrangements are described in Note 16 to the consolidated financial statements.

LIQUIDITY

Liquidity is the ability to quickly raise cash at a reasonable cost. An adequate liquidity position permits the Corporation to pay creditors, compensate for unforeseen deposit fluctuations and fund unexpected loan demand. At December 31, 2014, the Corporation maintained overnight interest-bearing deposits with the Federal Reserve Bank of Philadelphia and other correspondent banks totaling $26,084,000.

The Corporation maintains overnight borrowing facilities with several correspondent banks that provide a source of day-to-day liquidity. Also, the Corporation maintains borrowing facilities with the Federal Home Loan Bank of Pittsburgh, secured by various mortgage loans.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. Management intends to use this line of credit as a contingency funding source. As collateral for the line, the Corporation has pledged available-for-sale securities with a carrying value of $26,092,000 at December 31, 2014.

The Corporation’s outstanding, available, and total credit facilities at December 31, 2014 and December 31, 2013 are as follows:

	Outstanding		Available		Total Credit
(In Thousands)	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2014	2013	2014	2013	2014	2013
Federal Home Loan Bank of Pittsburgh	$12,060	$34,335	$311,007	$304,875	$323,067	$339,210
Federal Reserve Bank Discount Window	0	0	25,367	26,078	25,367	26,078
Other correspondent banks	0	0	45,000	45,000	45,000	45,000
Total credit facilities	$12,060	$34,335	$381,374	$375,953	$393,434	$410,288

At December 31, 2014, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of long-term borrowings with a total amount of $12,060,000. At December 31, 2013, the Corporation’s outstanding credit facilities with the Federal Home Loan Bank of Pittsburgh consisted of a short-term borrowing of $20,000,000, long-term borrowings with a total amount of $12,338,000 and a letter of credit in the amount of $1,997,000. Additional information regarding borrowed funds is included in Note 12 to the consolidated financial statements.

Additionally, the Corporation uses repurchase agreements placed with brokers to borrow funds secured by investment assets and “RepoSweep” arrangements to borrow funds from commercial banking customers on an overnight basis. If required to raise cash in an emergency situation, the Corporation could sell available-for-sale securities to meet its obligations. At December 31, 2014, the carrying value of available-for-sale securities in excess of amounts required to meet pledging or repurchase agreement obligations was $282,456,000.

Management believes the Corporation is well-positioned to meet its short-term and long-term obligations.

STOCKHOLDERS’ EQUITY AND CAPITAL ADEQUACY

The Corporation and C&N Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Details concerning regulatory capital amounts and ratios are presented in Note 18 to the consolidated financial statements. As reflected in Note 18, at December 31, 2014 and 2013, the ratios of total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average total assets are well in excess of regulatory capital requirements.

Future dividend payments will depend upon maintenance of a strong financial condition, future earnings and capital and regulatory requirements. In addition, the Corporation and C&N Bank are subject to restrictions on the amount of dividends that may be paid without approval of banking regulatory authorities. These restrictions are described in Note 18 to the consolidated financial statements.

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

The Corporation’s total stockholders’ equity is affected by fluctuations in the fair values of available-for-sale securities. The difference between amortized cost and fair value of available-for-sale securities, net of deferred income tax, is included in Accumulated Other Comprehensive Income (Loss) within stockholders’ equity. The balance in Accumulated Other Comprehensive Income related to unrealized gains (losses) on available-for-sale securities, net of deferred income tax, amounted to $5,281,000 at December 31, 2014 and ($1,004,000) at December 31, 2013. Changes in accumulated other comprehensive income (loss) are excluded from earnings and directly increase or decrease stockholders’ equity. If available-for-sale securities are deemed to be other-than-temporarily impaired, unrealized losses are recorded as a charge against earnings, and amortized cost for the affected securities is reduced. Note 7 to the consolidated financial statements provides additional information concerning management’s evaluation of available-for-sale securities for other-than-temporary impairment at December 31, 2014.

Stockholders’ equity is also affected by the underfunded or overfunded status of defined benefit pension and postretirement plans. The balance in Accumulated Other Comprehensive Income related to defined benefit plans, net of deferred income tax, was $79,000 at December 31, 2014 and $11,000 at December 31, 2013.

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

Comprehensive Income totaled $23,439,000 in 2014 as compared to $6,598,000 in 2013, and $23,548,000 in 2012. In 2014, Comprehensive Income included: (1) Net Income of $17,086,000, which was $1,508,000 lower than in 2013 and $5,619,000 lower than in 2012; (2) Other Comprehensive Gain from unrealized gains on available-for-sale securities, net of deferred income tax, of $6,285,000 as compared to Other Comprehensive Loss of ($12,572,000) in 2013 and Other Comprehensive Gain of $777,000 in 2012; and (3) Other Comprehensive Income from defined benefit plans of $68,000 in 2014 as compared to Other Comprehensive Income of $576,000 in 2013 and Other Comprehensive Income of $66,000 in 2012. Fluctuations in interest rates significantly affected fair values of available-for-sale securities in 2012 through 2014, and accordingly have an effect on Other Comprehensive Income (Loss) in each year.

INFLATION

The Corporation is significantly affected by the Federal Reserve Board’s efforts to control inflation through changes in short-term interest rates. Beginning in September 2007, in response to concerns about weakness in the U.S. economy, the Federal Reserve lowered the fed funds target rate numerous times; in December 2008, it established a target range of 0% to 0.25%, which it has maintained through 2014. Also, the Federal Reserve has injected massive amounts of liquidity into the nation’s monetary system through a variety of programs. The Federal Reserve has purchased large amounts of securities in an effort to keep interest rates low and stimulate economic growth. Beginning in late 2013, the Federal Reserve began reducing the amount of securities purchased under its asset purchase program and then ended the program in October 2014, though still reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and continued to roll over maturing Treasury securities at auction. The Federal Reserve is expected to continue its highly accommodative monetary policy in the form of low short-term interest rates for the foreseeable future, though many observers believe the fed funds target rate may be raised above its current level in 2015.

Despite the current low short-term rate environment, inflation statistics indicate that the overall rate of inflation is unlikely to significantly affect the Corporation’s operations within the near future. Although management cannot predict future changes in the rates of inflation, management monitors the impact of economic trends, including any indicators of inflationary pressures, in managing interest rate and other financial risks.

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

Table XIV, which follows this discussion, is based on the results of calculations performed using the simulation model as of October 31, 2014 and December 31, 2013. The table shows that as of the respective dates, the changes in net interest income and changes in market value were within the policy limits in all scenarios.

TABLE XIV - THE EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

October 31, 2014 Data
(In Thousands)		Period Ending October 31, 2015

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$55,351	$23,123	$32,228	-20.3%	25.0%
+300	52,975	18,223	34,752	-14.1%	20.0%
+200	50,546	13,618	36,928	-8.7%	15.0%
+100	47,977	9,330	38,647	-4.4%	10.0%
0	45,478	5,043	40,435	0.0%	0.0%
-100	42,869	4,794	38,075	-5.8%	10.0%
-200	41,095	4,729	36,366	-10.1%	15.0%
-300	40,123	4,707	35,416	-12.4%	20.0%
-400	39,998	4,707	35,291	-12.7%	25.0%

	Market Value of Portfolio Equity at October 31, 2014

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$176,447	-24.4%	50.0%
+300	189,184	-18.9%	45.0%
+200	203,838	-12.6%	35.0%
+100	218,314	-6.4%	25.0%
0	233,255	0.0%	0.0%
-100	232,818	-0.2%	25.0%
-200	232,294	-0.4%	35.0%
-300	251,791	7.9%	45.0%
-400	288,059	23.5%	50.0%

December 31, 2013 Data
(In Thousands)		Period Ending December 31, 2014

Basis Point	Interest	Interest	Net Interest	NII	NII
Change in Rates	Income	Expense	Income (NII)	% Change	Risk Limit
+400	$53,993	$23,975	$30,018	-24.4%	25.0%
+300	51,748	18,975	32,773	-17.4%	20.0%
+200	49,496	14,091	35,405	-10.8%	15.0%
+100	47,146	9,552	37,594	-5.3%	10.0%
0	44,821	5,123	39,698	0.0%	0.0%
-100	42,432	4,897	37,535	-5.4%	10.0%
-200	40,747	4,895	35,852	-9.7%	15.0%
-300	40,059	4,895	35,164	-11.4%	20.0%
-400	39,968	4,895	35,073	-11.7%	25.0%

	Market Value of Portfolio Equity at December 31, 2013

	Present	Present	Present
Basis Point	Value	Value	Value
Change in Rates	Equity	% Change	Risk Limit
+400	$161,652	-28.5%	50.0%
+300	175,176	-22.6%	45.0%
+200	192,513	-14.9%	35.0%
+100	209,428	-7.4%	25.0%
0	226,204	0.0%	0.0%
-100	230,189	1.8%	25.0%
-200	233,902	3.4%	35.0%
-300	250,451	10.7%	45.0%

EQUITY SECURITIES RISK

The Corporation’s equity securities portfolio consists of investments in stocks of banks and bank holding companies. Investments in bank stocks are subject to risk factors that affect the banking industry in general, including credit risk, competition from non-bank entities, interest rate risk and other factors, which could result in a decline in market prices. Also, losses could occur in individual stocks held by the Corporation because of specific circumstances related to each bank. As discussed further in Note 7 of the consolidated financial statements, the Corporation had no other-than-temporary impairment losses related to bank stocks in 2014. The Corporation recognized OTTI losses of $25,000 in 2013 and $67,000 in 2012.

Equity securities held as of December 31, 2014 and 2013 are presented in Table XV. Table XV presents quantitative data concerning the effects of a decline in fair value of the Corporation’s equity securities of 10% or 20%. The data in Table XV does not reflect the effects of any appreciation in value that may occur, nor does it present the Corporation’s maximum exposure to loss on equity securities, which would be 100% of their fair value as of December 31, 2014.

TABLE XV - EQUITY SECURITIES RISK

(In Thousands)

	Dec. 31,	Dec. 31,
	2014	2013
Cost	$5,605	$6,038
Fair Value	8,654	8,924
Hypothetical 10% Decline In Market Value	(865)	(892)
Hypothetical 20% Decline In Market Value	(1,731)	(1,785)

ITEM 8. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks:
Noninterest-bearing	$14,812	$15,917
Interest-bearing	21,235	28,702
Total cash and due from banks	36,047	44,619
Available-for-sale securities, at fair value	516,807	482,658
Loans held for sale	0	54

Loans receivable	630,545	644,303
Allowance for loan losses	(7,336)	(8,663)
Loans, net	623,209	635,640
Bank-owned life insurance	22,119	21,743
Accrued interest receivable	3,908	4,146
Bank premises and equipment, net	16,256	17,430
Foreclosed assets held for sale	1,189	892
Deferred tax asset, net	1,668	6,344
Intangible asset - Core deposit intangibles	52	87
Intangible asset – Goodwill	11,942	11,942
Other assets	8,766	12,140
TOTAL ASSETS	$1,241,963	$1,237,695

LIABILITIES
Deposits:
Noninterest-bearing	$212,439	$191,245
Interest-bearing	755,550	763,271
Total deposits	967,989	954,516
Short-term borrowings	5,537	23,385
Long-term borrowings	73,060	73,338
Accrued interest and other liabilities	7,015	6,984
TOTAL LIABILITIES	1,053,601	1,058,223

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 par value; authorized 30,000 shares; $1,000 liquidation preference
per share; no shares issued at December 31, 2014 and December 31, 2013	0	0
Common stock, par value $1.00 per share; authorized 20,000,000 shares in 2014 and
2013; issued 12,655,171 at December 31, 2014 and 12,596,540 at December 31, 2013	12,655	12,596
Paid-in capital	71,541	70,105
Retained earnings	105,550	101,216
Treasury stock, at cost; 375,191 shares at December 31, 2014
and 206,477 shares at December 31, 2013	(6,744)	(3,452)
Sub-total	183,002	180,465
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	5,281	(1,004)
Defined benefit plans gain	79	11
Total accumulated other comprehensive income (loss)	5,360	(993)
TOTAL STOCKHOLDERS' EQUITY	188,362	179,472
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,241,963	$1,237,695

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income	Years Ended December 31,
(In Thousands Except Per Share Data)
INTEREST INCOME	2014	2013	2012
Interest and fees on loans	$32,127	$35,484	$40,453
Interest on balances with depository institutions	125	105	114
Interest on loans to political subdivisions	1,403	1,381	1,539
Interest on mortgages held for sale	16	54	107
Income from available-for-sale securities:
Taxable	7,721	6,810	9,029
Tax-exempt	4,310	4,785	5,085
Dividends	307	295	305
Total interest and dividend income	46,009	48,914	56,632
INTEREST EXPENSE
Interest on deposits	2,163	2,703	4,807
Interest on short-term borrowings	9	9	10
Interest on long-term borrowings	2,950	3,053	4,214
Total interest expense	5,122	5,765	9,031
Net interest income	40,887	43,149	47,601
Provision for loan losses	476	2,047	288
Net interest income after provision for loan losses	40,411	41,102	47,313
OTHER INCOME
Service charges on deposit accounts	5,025	5,246	5,322
Service charges and fees	538	597	643
Trust and financial management revenue	4,490	4,087	3,847
Brokerage revenue	901	784	801
Insurance commissions, fees and premiums	118	170	221
Interchange revenue from debit card transactions	1,959	1,941	1,938
Net gains from sale of loans	768	1,969	2,016
(Decrease) increase in fair value of servicing rights	(27)	67	(188)
Increase in cash surrender value of life insurance	376	399	455
Net gain (loss) from premises and equipment	8	(16)	270
Other operating income	1,264	1,207	1,058
Sub-total	15,420	16,451	16,383
Total other-than-temporary impairment losses on available-for-sale securities	0	(25)	(67)
Portion of (gain) recognized in other comprehensive loss (before taxes)	0	0	0
Net impairment losses recognized in earnings	0	(25)	(67)
Realized gains on available-for-sale securities, net	1,104	1,743	2,749
Total other income	16,524	18,169	19,065
OTHER EXPENSES
Salaries and wages	15,121	14,206	14,370
Pensions and other employee benefits	4,769	4,150	4,497
Occupancy expense, net	2,628	2,473	2,476
Furniture and equipment expense	1,859	1,948	1,887
FDIC Assessments	600	604	633
Pennsylvania shares tax	1,350	1,402	1,312
Professional fees	699	1,534	486
Automated teller machine and interchange expense	924	1,020	1,136
Software subscriptions	784	836	890
Loss on prepayment of debt	0	1,023	2,333
Other operating expense	5,423	5,298	5,227
Total other expenses	34,157	34,494	35,247
Income before income tax provision	22,778	24,777	31,131
Income tax provision	5,692	6,183	8,426
NET INCOME	$17,086	$18,594	$22,705
NET INCOME PER SHARE - BASIC	$1.38	$1.51	$1.86
NET INCOME PER SHARE - DILUTED	$1.38	$1.50	$1.85

 The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income
(In Thousands)	Years Ended December 31,
	2014	2013	2012
Net income	$17,086	$18,594	$22,705

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) on available-for-sale securities	10,774	(17,623)	4,128
Reclassification adjustment for gains realized in income	(1,104)	(1,718)	(2,682)
Other comprehensive gain (loss) on available-for-sale securities	9,670	(19,341)	1,446

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses
included in accumulated other comprehensive (loss) gain	(79)	885	8
Amortization of net transition obligation, prior service cost, net
actuarial loss and loss on settlement included in net periodic benefit cost	184	2	77
Other comprehensive gain on unfunded retirement obligations	105	887	85

Other comprehensive income (loss) before income tax	9,775	(18,454)	1,531
Income tax related to other comprehensive (income) loss	(3,422)	6,458	(688)

Net other comprehensive income (loss)	6,353	(11,996)	843

Comprehensive income	$23,439	$6,598	$23,548

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

(In Thousands Except Share and Per Share Data)

						Accumulated
						Other
	Common	Treasury	Common	Paid-in	Retained	Comprehensive	Treasury
	Shares	Shares	Stock	Capital	Earnings	Income	Stock	Total
						(Loss)
Balance, January 1, 2012	12,460,920	305,391	$12,461	$67,568	$82,302	$10,160	($5,106)	$167,385
Net income					22,705			22,705
Other comprehensive income, net						843		843
Cash dividends declared on common
stock, $.84 per share					(10,272)			(10,272)
Shares issued for dividend reinvestment
Plan	64,491		64	1,147				1,211
Shares issued from treasury related to
exercise of stock options		(15,023)		(22)			251	229
Restricted stock granted		(42,552)		(711)			711	0
Forfeiture of restricted stock		3,560		59			(59)	0
Stock-based compensation expense				567				567
Tax effect of stock option exercises				14				14
Tax benefit from employee benefit plan					104			104
Balance, December 31, 2012	12,525,411	251,376	12,525	68,622	94,839	11,003	(4,203)	182,786
Net income					18,594			18,594
Other comprehensive loss, net						(11,996)		(11,996)
Cash dividends declared on common
stock, $1.00 per share					(12,343)			(12,343)
Shares issued for dividend reinvestment
Plan	71,129		71	1,356				1,427
Shares issued from treasury related to
exercise of stock options		(10,656)		5			179	184
Restricted stock granted		(37,886)		(633)			633	0
Forfeiture of restricted stock		3,643		61			(61)	0
Stock-based compensation expense				696				696
Tax effect of stock option exercises				(2)				(2)
Tax benefit from employee benefit plan					126			126
Balance, December 31, 2013	12,596,540	206,477	12,596	70,105	101,216	(993)	(3,452)	179,472
Net income					17,086			17,086
Other comprehensive income, net						6,353		6,353
Cash dividends declared on common
stock, $1.04 per share					(12,889)			(12,889)
Shares issued for dividend reinvestment
Plan	59,498	(18,473)	60	1,069			368	1,497
Treasury stock purchased		208,300					(4,002)	(4,002)
Shares issued from treasury and redeemed
related to exercise of stock options	(867)	(11,860)	(1)	(64)			188	123
Restricted stock granted		(16,711)		(279)			279	0
Forfeiture of restricted stock		7,458		125			(125)	0
Stock-based compensation expense				565				565
Tax effect of stock option exercises				(1)				(1)
Tax benefit from dividends on restricted stock				21				21
Tax benefit from employee benefit plan					137			137
Balance, December 31, 2014	12,655,171	375,191	$12,655	$71,541	$105,550	$5,360	($6,744)	$188,362

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Years Ended December 31,
(In Thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,086	$18,594	$22,705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	476	2,047	288
Realized gains on available-for-sale securities, net	(1,104)	(1,718)	(2,682)
Loss on prepayment of debt	0	1,023	2,333
Realized (gain) loss on foreclosed assets	(136)	71	66
(Gain) loss on disposition of premises and equipment	(8)	16	(270)
Depreciation expense	1,940	2,020	1,939
Accretion and amortization on securities, net	1,375	1,836	1,581
Accretion and amortization on loans and deposits, net	(27)	(32)	(49)
Decrease (increase) in fair value of servicing rights	27	(67)	188
Increase in cash surrender value of life insurance	(376)	(399)	(455)
Stock-based compensation	565	696	567
Amortization of core deposit intangibles	35	51	74
Deferred income taxes	1,254	1,839	3,760
Gains on sales of loans, net	(768)	(1,969)	(2,016)
Origination of loans for sale	(21,680)	(58,427)	(62,829)
Proceeds from sales of loans	22,317	62,436	62,821
Decrease (increase) in accrued interest receivable and other assets	1,395	3,234	(1,043)
(Decrease) increase in accrued interest payable and other liabilities	(90)	(679)	674
Net Cash Provided by Operating Activities	22,281	30,572	27,652
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of certificates of deposit	2,560	480	0
Purchase of certificates of deposit	(960)	(1,688)	(1,060)
Proceeds from sales of available-for-sale securities	56,269	25,500	24,228
Proceeds from calls and maturities of available-for-sale securities	78,101	97,123	114,247
Purchase of available-for-sale securities	(158,894)	(152,163)	(126,820)
Redemption of Federal Home Loan Bank of Pittsburgh stock	2,804	2,680	1,931
Purchase of Federal Home Loan Bank of Pittsburgh stock	(602)	(1,624)	0
Net decrease in loans	10,317	39,059	22,320
Purchase of premises and equipment	(801)	(801)	(1,622)
Proceeds from disposition of premises and equipment	43	42	456
Purchase of investment in limited liability entity	0	(147)	(538)
Return of principal on limited liability entity investments	173	164	114
Proceeds from sale of foreclosed assets	1,504	255	1,380
Net Cash (Used in) Provided by Investing Activities	(9,486)	8,880	34,636
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	13,473	(51,590)	(12,106)
Net (decrease) increase in short-term borrowings	(17,848)	17,818	617
Repayments of long-term borrowings	(278)	(11,497)	(43,884)
Purchase of treasury stock	(4,002)	0	0
Sale of treasury stock	123	184	229
Tax benefit from compensation plans	157	124	118
Common dividends paid	(11,392)	(10,916)	(9,061)
Net Cash Used in Financing Activities	(19,767)	(55,877)	(64,087)
(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,972)	(16,425)	(1,799)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,591	55,016	56,815
CASH AND CASH EQUIVALENTS, END OF YEAR	$31,619	$38,591	$55,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Assets acquired through foreclosure of real estate loans	$1,665	$339	$1,004
Accrued purchase of available-for-sale securities	$226	$0	$0
Interest paid	$5,138	$5,782	$9,246
Income taxes paid	$4,432	$4,213	$4,250

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

Material estimates that are particularly susceptible to change include: (1) the allowance for loan losses, (2) fair values of debt securities based on estimates from independent valuation services or from brokers, (3) assessment of impaired securities to determine whether or not the securities are other-than-temporarily impaired, (4) valuation of deferred tax assets and (5) valuation of obligations from defined benefit plans.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize adjustments to the allowance based on their judgments of information available to them at the time of their examination. In the process of evaluating the loan portfolio, management also considers the Corporation’s exposure to losses from unfunded loan commitments. As of December 31, 2014 and 2013, management determined that no allowance for credit losses related to unfunded loan commitments was required.

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

The qualitative factors used in the general component calculations are designed to address credit risk characteristics associated with each segment. The Corporation’s credit risk associated with all of the segments is significantly impacted by these factors, which include economic conditions within its market area, the Corporation’s lending policies, changes or trends in the portfolio, risk profile, competition, regulatory requirements and other factors. Further, the residential mortgage segment is significantly affected by the values of residential real estate that provide collateral for the loans. The majority of the Corporation’s commercial segment loans (approximately 67% at December 31, 2014) are secured by real estate, and accordingly, the Corporation’s risk for the commercial segment is significantly affected by commercial real estate values. The consumer segment includes a wide mix of loans for different purposes, primarily secured loans, including loans secured by motor vehicles, manufactured housing and other types of collateral.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve an extension of a loan’s stated maturity date or a temporary reduction in interest rate. Non-accrual troubled debt restructurings may be restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

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

INTEREST COSTS - The Corporation capitalizes interest as a component of the cost of premises and equipment constructed or acquired for its own use. The amount of capitalized interest in 2014, 2013, and 2012 was not significant.

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

SERVICING RIGHTS - The estimated fair value of servicing rights related to mortgage loans sold and serviced by the Corporation is recorded as an asset upon the sale of such loans. The valuation of servicing rights is adjusted quarterly, with changes in fair value included in Other Operating Income in the consolidated statements of operations. Significant inputs to the valuation include expected net servicing income to be received, the expected life of the underlying loans and the discount rate. The servicing rights asset is included in Other Assets in the consolidated balance sheet, with a balance equal to fair value of $1,281,000 at December 31, 2014 and $1,123,000 at December 31, 2013.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this standard clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. For the Corporation, the amendments in this Update were effective beginning in the first quarter 2014. The Corporation will be affected by these amendments if unrecognized tax benefits arise in future periods.

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

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In addition to various other amendments that will affect accounting and disclosures for transactions in which the Corporation has not engaged to date, this Update requires expanded disclosures for repurchase agreements that are accounted for as secured borrowings, including: (1) a disaggregation of the gross obligation by the class of collateral pledged, (2) the remaining contractual tenor of the agreements and (3) a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. The expanded disclosure requirements associated with repurchase agreements are effective for the Corporation for annual and interim periods beginning in the second quarter 2015. Information concerning the Corporation’s repurchase agreements is provided in Note 12 to these consolidated financial statements.

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

3. COMPREHENSIVE INCOME

Comprehensive income (loss) is the total of (1) net income (loss), and (2) all other changes in equity from non-stockholder sources, which are referred to as other comprehensive income. The components of other comprehensive income (loss), and the related tax effects, are as follows:

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2014
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$10,774	($3,771)	$7,003
Reclassification adjustment for (gains) realized in income	(1,104)	386	(718)
Other comprehensive income on available-for-sale securities	9,670	(3,385)	6,285

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	(79)	28	(51)
Amortization of net transition obligation, prior service cost, net actuarial loss and loss on settlement included in net periodic benefit cost	184	(65)	119
Other comprehensive income on unfunded retirement obligations	105	(37)	68

Total other comprehensive income	$9,775	($3,422)	$6,353

(In Thousands)	Before-Tax	Income Tax	Net-of-Tax
	Amount	Effect	Amount
2013
Unrealized losses gains on available-for-sale securities:
Unrealized holding losses on available-for-sale securities	($17,623)	$6,168	($11,455)
Reclassification adjustment for (gains) realized in income	(1,718)	601	(1,117)
Other comprehensive loss on available-for-sale securities	(19,341)	6,769	(12,572)

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	885	(310)	575
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	2	(1)	1
Other comprehensive incomeon unfunded retirement obligations	887	(311)	576

Total other comprehensive loss	($18,454)	$6,458	($11,996)

(In Thousands)	Before- Tax	Income Tax	Net-of- Tax
	Amount	Effect	Amount
2012
Unrealized gains on available-for-sale securities:
Unrealized holding gains on available-for-sale securities	$4,128	($1,608)	$2,520
Reclassification adjustment for (gains) realized in income	(2,682)	939	(1,743)
Other comprehensive gain on available-for-sale securities	1,446	(669)	777

Unfunded pension and postretirement obligations:
Changes from plan amendments and actuarial gains and losses included in other comprehensive income	8	(2)	6
Amortization of net transition obligation, prior service cost and net actuarial loss included in net periodic benefit cost	77	(17)	60
Other comprehensive gain on unfunded retirement obligations	85	(19)	66

Total other comprehensive income	$1,531	($688)	$843

Changes in the components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

(In Thousands)	Unrealized	Unfunded	Accumulated
	Holding Gains	Pension and	Other
	(Losses)	Postretirement	Comprehensive
	on Securities	Obligations	Income (Loss)
2014
Balance, beginning of period	($1,004)	$11	($993)
Other comprehensive income before reclassifications	7,003	(51)	6,952
Amounts reclassified from accumulated other comprehensive income	(718)	119	(599)
Other comprehensive income	6,285	68	6,353
Balance, end of period	$5,281	$79	$5,360

2013
Balance, beginning of period	$11,568	($565)	$11,003
Other comprehensive (loss) income before reclassifications	(11,455)	575	(10,880)
Amounts reclassified from accumulated other comprehensive loss	(1,117)	1	(1,116)
Other comprehensive (loss) income	(12,572)	576	(11,996)
Balance, end of period	($1,004)	$11	($993)

2012
Balance, beginning of period	$10,791	($631)	$10,160
Other comprehensive income before reclassifications	2,520	6	2,526
Amounts reclassified from accumulated other comprehensive income	(1,743)	60	(1,683)
Other comprehensive income	777	66	843
Balance, end of period	$11,568	($565)	$11,003

Items reclassified out of each component of other comprehensive income are as follows:

For the Year Ended December 31, 2014
(In Thousands)
	Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	($1,104)	Realized gains on available-for-sale securities, net
	386	Income tax provision
	(718)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	19	Pensions and other employee benefits
Loss on settlement	196	Pensions and other employee benefits
	184	Total before tax
	(65)	Income tax provision
	119	Net of tax
Total reclassifications for the period	($599)

For the Year Ended December 31, 2013
(In Thousands)
Reclassified from
Details about Accumulated Other	Accumulated Other	Affected Line Item in the Consolidated
Comprehensive Income Components	Comprehensive Income	Statements of Income
Unrealized gains and losses on available-for-sale
Securities	$25	Total other-than-temporary impairment losses on
available-for-sale securities
	(1,743)	Realized gains on available-for-sale securities, net
	(1,718)	Total before tax
	601	Income tax provision
	(1,117)	Net of tax
Amortization of defined benefit pension and postretirement items:
Prior service cost	(31)	Pensions and other employee benefits
Actuarial loss	33	Pensions and other employee benefits
	2	Total before tax
	(1)	Income tax provision
	1	Net of tax
Total reclassifications for the period	($1,116)

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

		Weighted-
		Average	Earnings
	Net	Common	Per
	Income	Shares	Share
2014
Earnings per share – basic	$17,086,000	12,390,067	$1.38
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		224,015
Hypothetical share repurchase at $19.41		(202,032)
Earnings per share – diluted	$17,086,000	12,412,050	$1.38

2013
Earnings per share – basic	$18,594,000	12,352,383	$1.51
Dilutive effect of potential common stock
arising from stock options:
Exercise of outstanding stock options		250,236
Hypothetical share repurchase at $19.86		(219,829)
Earnings per share – diluted	$18,594,000	12,382,790	$1.50

2012
Earnings per share – basic	$22,705,000	12,235,748	$1.86
Dilutive effect of potential common stock arising from stock options:
Exercise of outstanding stock options		200,589
Hypothetical share repurchase at $19.16		(176,129)
Earnings per share – diluted	$22,705,000	12,260,208	$1.85

Stock options that were anti-dilutive were excluded from net income per share calculations. Weighted-average common shares available from anti-dilutive instruments totaled 151,310 shares in 2014, 88,521 shares in 2013 and 145,333 shares in 2012.

5. CASH AND DUE FROM BANKS

Cash and due from banks at December 31, 2014 and 2013 include the following:

(In thousands)	Dec. 31,	Dec. 31,
	2014	2013
Cash and cash equivalents	$31,619	$38,591
Certificates of deposit	4,428	6,028
Total cash and due from banks	$36,047	$44,619

Certificates of deposit are issues by U.S. banks with original maturities greater than three months. Each certificate of deposit is fully FDIC-insured. The Corporation maintains cash and cash equivalents with certain financial institutions in excess of the FDIC insurance limit.

The Corporation is required to maintain reserves against deposit liabilities in the form of cash and balances with the Federal Reserve Bank. The reserves are based on deposit levels, account activity, and other services provided by the Federal Reserve Bank. Required reserves were $16,853,000 at December 31, 2014 and $15,318,000 at December 31, 2013.

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

At December 31, 2014 and 2013, assets measured at fair value and the valuation methods used are as follows:

	December 31, 2014
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$26,676	$0	$26,676
Obligations of states and political subdivisions:
Tax-exempt	0	124,839	0	124,839
Taxable	0	33,878	0	33,878
Mortgage-backed securities	0	83,903	0	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	238,823	0	238,823
Collateralized debt obligations	0	34	0	34
Total debt securities	0	508,153	0	508,153
Marketable equity securities	8,654	0	0	8,654
Total available-for-sale securities	8,654	508,153	0	516,807
Servicing rights	0	0	1,281	1,281
Total recurring fair value measurements	$8,654	$508,153	$1,281	$518,088

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$3,241	$3,241
Valuation allowance	0	0	(769)	(769)
Impaired loans, net	0	0	2,472	2,472
Foreclosed assets held for sale	0	0	1,189	1,189
Total nonrecurring fair value measurements	$0	$0	$3,661	$3,661

	December 31, 2013
	Quoted Prices	Other
	in Active	Observable	Unobservable	Total
	Markets	Inputs	Inputs	Fair
(In Thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Recurring fair value measurements
AVAILABLE-FOR-SALE SECURITIES:
Obligations of U.S. Government agencies	$0	$45,877	$0	$45,877
Obligations of states and political subdivisions:
Tax-exempt	0	128,426	0	128,426
Taxable	0	34,471	0	34,471
Mortgage-backed securities	0	86,208	0	86,208
Collateralized mortgage obligations, Issued by U.S. Government agencies	0	178,092	0	178,092
Collateralized debt obligations	0	660	0	660
Total debt securities	0	473,734	0	473,734
Marketable equity securities	8,924	0	0	8,924
Total available-for-sale securities	8,924	473,734	0	482,658
Servicing rights	0	0	1,123	1,123
Total recurring fair value measurements	$8,924	$473,734	$1,123	$483,781

Nonrecurring fair value measurements
Impaired loans with a valuation allowance	$0	$0	$9,889	$9,889
Valuation allowance	0	0	(2,333)	(2,333)
Impaired loans, net	0	0	7,556	7,556
Foreclosed assets held for sale	0	0	892	892
Total nonrecurring fair value measurements	$0	$0	$8,448	$8,448

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

Management’s evaluation and selection of valuation techniques and the unobservable inputs used in determining the fair values of assets valued using Level 3 methodologies include sensitive assumptions. Other market participants might use substantially different assumptions, which could result in calculations of fair values that would be substantially different than the amount calculated by management. The following table shows quantitative information regarding significant techniques and inputs used at December 31, 2014 and 2013 for servicing rights assets measured using unobservable inputs (Level 3 methodologies) on a recurring basis:

	Fair Value at
	12/31/14	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/14
Servicing rights	$1,281	Discounted cash flow	Discount rate	10.00%	Rate used through modeling period

			Loan prepayment speeds	156.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

	Fair Value at
	12/31/13	Valuation	Unobservable	Method or Value As of
Asset	(In Thousands)	Technique	Input(s)	12/31/13
Servicing rights	$1,123	Discounted cash flow	Discount rate	12.00%	Rate used through modeling period

			Loan prepayment speeds	152.00%	Weighted-average PSA
			Servicing fees	0.25%	of loan balances
				4.00%	of payments are late
				5.00%	late fees assessed
				$1.94	Miscellaneous fees per account per month
			Servicing costs	$6.00	Monthly servicing cost per account
				$24.00	Additional monthly servicing cost per loan on loans more than 30 days delinquent
				1.50%	of loans more than 30 days delinquent
				3.00%	annual increase in servicing costs

The fair value of servicing rights is affected by expected future interest rates. Increases (decreases) in future expected interest rates tend to increase (decrease) the fair value of the Corporation’s servicing rights because of changes in expected prepayment behavior by the borrowers on the underlying loans.

Following is a reconciliation of activity for Level 3 assets measured at fair value on a recurring basis:

Year Ended December 31, 2014
(In Thousands)	Servicing
Rights
Balance, beginning of period	$1,123
Issuances of servicing rights	185
Unrealized losses included in earnings	(27)
Balance, end of period	$1,281

	Year Ended December 31, 2013
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
(In Thousands)	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$1,613	$0	$605	$2,218
Issuances of servicing rights	0	0	451	451
Accretion and amortization, net	(2)	0	0	(2)
Proceeds from sales and calls	(1,636)	(571)	0	(2,207)
Realized gains, net	23	571	0	594
Unrealized gains included in earnings	0	0	67	67
Unrealized gains included in other comprehensive income	2	0	0	2
Balance, end of period	$0	$0	$1,123	$1,123

	Year Ended December 31, 2012
	Pooled Trust	Pooled Trust
	Preferred	Preferred
	Securities -	Securities -
	Senior	Mezzanine	Servicing
	Tranches	Tranches	Rights	Total
Balance, beginning of period	$4,638	$730	$375	$5,743
Issuances of servicing rights	0	0	418	418
Accretion and amortization, net	(8)	0	0	(8)
Proceeds from sales and calls	(3,429)	(1,835)	0	(5,264)
Realized gains, net	56	1,835	0	1,891
Unrealized losses included in earnings	0	0	(188)	(188)
Unrealized gains (losses) included in other comprehensive income	356	(730)	0	(374)
Balance, end of period	$1,613	$0	$605	$2,218

No other-than-temporary impairment losses on securities valued using Level 3 methodologies were recorded in 2014, 2013 or 2012.

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

LOANS HELD FOR SALE - Fair values of loans held for sale are determined based on applicable sale prices available under the Federal Home Loan Banks’ MPF Original or Xtra program.

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

DEPOSITS - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, money market and interest checking accounts, is (by definition) equal to the amount payable at December 31, 2014 and 2013. The fair value of time deposits, such as certificates of deposit and Individual Retirement Accounts, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates of deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

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

The estimated fair values, and related carrying amounts, of the Corporation’s financial instruments are as follows:

(In Thousands)	Valuation	December 31, 2014		December 31, 2014
	Method(s)	Carrying	Fair	Carrying	Fair
	Used	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$31,619	$31,619	$38,591	$38,591
Certificates of deposit	Level 2	4,428	4,443	6,028	6,057
Available-for-sale securities	See Above	516,807	516,807	482,658	482,658
Restricted equity securities (included in Other Assets)	Level 2	1,584	1,584	3,786	3,786
Loans held for sale	Level 2	0	0	54	54
Loans, net	Level 3	623,209	629,267	635,640	634,937
Accrued interest receivable	Level 2	3,908	3,908	4,146	4,146
Servicing rights	Level 3	1,281	1,281	1,123	1,123

Financial liabilities:
Deposits with no stated maturity	Level 2	729,052	729,052	693,479	693,479
Time deposits	Level 2	238,937	239,712	261,037	262,376
Short-term borrowings	Level 2	5,537	5,473	23,385	23,356
Long-term borrowings	Level 2	73,060	78,866	73,338	79,400
Accrued interest payable	Level 2	104	104	120	120

7. SECURITIES

Amortized cost and fair value of available-for-sale securities at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$27,221	$38	($583)	$26,676
Obligations of states and political subdivisions:
Tax-exempt	120,086	5,134	(381)	124,839
Taxable	33,637	415	(174)	33,878
Mortgage-backed securities	82,479	1,493	(69)	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	239,620	1,239	(2,036)	238,823
Collateralized debt obligations:	34	0	0	34
Total debt securities	503,077	8,319	(3,243)	508,153
Marketable equity securities	5,605	3,058	(9)	8,654
Total	$508,682	$11,377	($3,252)	$516,807

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
(In Thousands)	Cost	Gains	Losses	Value

Obligations of U.S. Government agencies	$47,382	$282	($1,787)	$45,877
Obligations of states and political subdivisions:
Tax-exempt	127,748	2,766	(2,088)	128,426
Taxable	35,154	206	(889)	34,471
Mortgage-backed securities	84,849	1,819	(460)	86,208
Collateralized mortgage obligations, Issued by U.S. Government agencies	182,372	761	(5,041)	178,092
Collateralized debt obligations:	660	0	0	660
Total debt securities	478,165	5,834	(10,265)	473,734
Marketable equity securities	6,038	2,886	0	8,924
Total	$484,203	$8,720	($10,265)	$482,658

The following table presents gross unrealized losses and fair value of available-for-sale securities with unrealized loss positions that are not deemed to be other-than-temporarily impaired, aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

December 31, 2014	Less Than 12 Months		12 Months or More	Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$0	$0	$24,020	($583)	$24,020	($583)
Obligations of states and political subdivisions:
Tax-exempt	11,898	(289)	6,991	(92)	18,889	(381)
Taxable	4,240	(22)	9,159	(152)	13,399	(174)
Mortgage-backed securities	0	0	4,160	(69)	4,160	(69)
Collateralized mortgage obligations, Issued by U.S. Government agencies	58,812	(396)	60,897	(1,640)	119,709	(2,036)
Total debt securities	74,950	(707)	105,227	(2,536)	180,177	(3,243)
Marketable equity securities	134	(9)	0	0	134	(9)
Total temporarily impaired available-for-sale securities	$75,084	($716)	$105,227	($2,536)	$180,311	($3,252)

December 31, 2013	Less Than 12 Months		12 Months or More		Total
(In Thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of U.S. Government agencies	$22,489	($1,337)	$4,598	($450)	$27,087	($1,787)
Obligations of states and political subdivisions:
Tax-exempt	44,285	(1,425)	5,808	(663)	50,093	(2,088)
Taxable	20,873	(766)	2,378	(123)	23,251	(889)
Mortgage-backed securities	34,377	(460)	0	0	34,377	(460)
Collateralized debt obligations, Issued by U.S. Government agencies	113,204	(4,608)	7,399	(433)	120,603	(5,041)
Total temporarily impaired available-for-sale securities	$235,228	($8,596)	$20,183	($1,669)	$255,411	($10,265)

Gross realized gains and losses from available-for-sale securities (including OTTI losses in gross realized losses) and the related income tax provision were as follows:

(In Thousands)
	2014	2013	2012
Gross realized gains from sales	$1,328	$1,918	$2,798
Gross realized losses from sales	(224)	(175)	(49)
Losses from OTTI Impairment	0	(25)	(67)
Net realized gains	$1,104	$1,718	$2,682
Income tax provision related to net realized gains	$386	$601	$939

The amortized cost and fair value of available-for-sale debt securities by contractual maturity are shown in the following table as of December 31, 2014. Actual maturities may differ from contractual maturities because counterparties may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(In Thousands)	Cost	Value

Due in one year or less	$7,909	$7,992
Due from one year through five years	55,499	55,826
Due from five years through ten years	61,737	62,306
Due after ten years	55,833	59,303
Subtotal	180,978	185,427
Mortgage-backed securities	82,479	83,903
Collateralized mortgage obligations, Issued by U.S. Government agencies	239,620	238,823
Total	$503,077	$508,153

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

Investment securities carried at $369,945,000 at December 31, 2014 and $323,613,000 at December 31, 2013 were pledged as collateral for public deposits, trusts and certain other deposits as provided by law. See Note 12 for information concerning securities pledged to secure borrowing arrangements.

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

The Corporation recognized net impairment losses in earnings, as follows:

(In Thousands)
	2014	2013	2012
Marketable equity securities (bank stocks)	$0	($25)	($67)

A summary of information management considered in evaluating debt and equity securities for OTTI at December 31, 2014 is provided below.

Debt Securities

At December 31, 2014, management performed an assessment for possible OTTI of the Corporation’s debt securities on an issue-by-issue basis, relying on information obtained from various sources, including publicly available financial data, ratings by external agencies, brokers and other sources. The extent of individual analysis applied to each security depended on the size of the Corporation’s investment, as well as management’s perception of the credit risk associated with each security. Based on the results of the assessment, management believes impairment of these debt securities, including municipal bonds with no external ratings, at December 31, 2014 to be temporary.

At December 31, 2014, the total amortized cost basis of municipal bonds with no external credit ratings was $15,854,000, with an aggregate unrealized gain of $1,000. At the time of purchase, each of these bonds was considered investment grade and had been rated by at least one credit rating agency. Most of the bonds for which credit rating agencies have withdrawn their ratings were insured by an entity that has reported significant financial problems and declines in its regulatory capital ratios, and most of the ratings were removed in the fourth quarter 2009. However, the insurance remains in effect on the bonds. In the third quarter 2013, a credit rating agency withdrew its ratings on several bonds due to changes in its rating methodology related to credit enhancement programs provided by issuers’ state governments. However, the credit enhancement remains in effect on the bonds. None of the unrated municipal bonds has failed to make a scheduled payment.

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

Equity Securities

The Corporation’s marketable equity securities at December 31, 2014 and 2013 consisted exclusively of stocks of banking companies. The Corporation recognized no other-than-temporary impairment losses related to bank stocks in 2014. In 2013, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $25,000. In 2012, the Corporation recognized an other-than-temporary impairment loss related to a bank stock of $67,000. Management’s decisions to recognize other-than-temporary impairment losses followed evaluations of the issuers’ published financial results in which management determined that the recovery of the Corporation’s cost basis within the foreseeable future was uncertain. As a result of this determination, the Corporation recognized impairment losses to write each stock down to the most recent trade price at the end of the quarter in which each loss was recognized. At December 31, 2014, the Corporation held three stocks with an aggregate unrealized loss of $9,000 for which management determined an OTTI charge was not required.

Realized gains from sales of bank stocks totaled $363,000 in 2014, $1,018,000 in 2013, and $538,000 in 2012.

C&N Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB-Pittsburgh), which is one of 12 regional Federal Home Loan Banks. As a member, C&N Bank is required to purchase and maintain stock in FHLB-Pittsburgh. There is no active market for FHLB-Pittsburgh stock, and it must ordinarily be redeemed by FHLB-Pittsburgh in order to be liquidated. C&N Bank’s investment in FHLB-Pittsburgh stock, included in Other Assets in the consolidated balance sheet, was $1,454,000 at December 31, 2014 and $3,656,000 at December 31, 2013. The Corporation evaluated its holding of FHLB-Pittsburgh stock for impairment and deemed the stock to not be impaired at December 31, 2014 and December 31, 2013. In making this determination, management concluded that recovery of total outstanding par value, which equals the carrying value, is expected. The decision was based on review of financial information that FHLB-Pittsburgh has made publicly available.

8. LOANS

Loans outstanding at December 31, 2014 and 2013 are summarized as follows:

Summary of Loans by Type
(In Thousands)	Dec. 31,	Dec. 31,
	2014	2013
Residential mortgage:
Residential mortgage loans - first liens	$291,882	$299,831
Residential mortgage loans - junior liens	21,166	23,040
Home equity lines of credit	36,629	34,530
1-4 Family residential construction	16,739	13,909
Total residential mortgage	366,416	371,310
Commercial:
Commercial loans secured by real estate	145,878	147,215
Commercial and industrial	50,157	42,387
Political subdivisions	17,534	16,291
Commercial construction and land	6,938	17,003
Loans secured by farmland	7,916	10,468
Multi-family (5 or more) residential	8,917	10,985
Agricultural loans	3,221	3,251
Other commercial loans	13,334	14,631
Total commercial	253,895	262,231
Consumer	10,234	10,762
Total	630,545	644,303
Less: allowance for loan losses	(7,336)	(8,663)
Loans, net	$623,209	$635,640

The Corporation grants loans to individuals as well as commercial and tax-exempt entities. Commercial, residential and personal loans are made to customers geographically concentrated in the Pennsylvania and New York counties that make up the market serviced by Citizens & Northern Bank. Although the Corporation has a diversified loan portfolio, a significant portion of its debtors’ ability to honor their contracts is dependent on the local economic conditions within the region. There is no concentration of loans to borrowers engaged in similar businesses or activities that exceed 10% of total loans at December 31, 2014.

Transactions within the allowance for loan losses, summarized by segment and class, were as follows:

Year Ended December 31, 2014	Dec. 31,				Dec. 31,
(In Thousands)	2013 Balance	Charge-offs	Recoveries	Provision (Credit)	2014 Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,974	($164)	$25	$106	$2,941
Residential mortgage loans - junior liens	294	(101)	0	(17)	176
Home equity lines of credit	269	(62)	0	115	322
1-4 Family residential construction	168	0	0	46	214
Total residential mortgage	3,705	(327)	25	250	3,653
Commercial:
Commercial loans secured by real estate	3,123	(1,521)	250	(94)	1,758
Commercial and industrial	591	(24)	9	112	688
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(170)	5	181	283
Loans secured by farmland	115	0	0	50	165
Multi-family (5 or more) residential	103	0	0	(16)	87
Agricultural loans	30	0	0	1	31
Other commercial loans	138	0	0	(7)	131
Total commercial	4,367	(1,715)	264	227	3,143
Consumer	193	(97)	47	2	145
Unallocated	398	0	0	(3)	395

Total Allowance for Loan Losses	$8,663	($2,139)	$336	$476	$7,336

Year Ended December 31, 2013
(In Thousands)	Dec. 31,				Dec. 31,
	2012			Provision	2013
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$2,619	($84)	$24	$415	$2,974
Residential mortgage loans - junior liens	247	0	0	47	294
Home equity lines of credit	255	0	0	14	269
1-4 Family residential construction	96	(11)	0	83	168
Total residential mortgage	3,217	(95)	24	559	3,705
Commercial:
Commercial loans secured by real estate	1,930	(169)	344	1,018	3,123
Commercial and industrial	581	(286)	4	292	591
Political subdivisions	0	0	0	0	0
Commercial construction and land	234	(4)	0	37	267
Loans secured by farmland	129	0	0	(14)	115
Multi-family (5 or more) residential	67	0	0	36	103
Agricultural loans	27	0	0	3	30
Other commercial loans	3	0	0	135	138
Total commercial	2,971	(459)	348	1,507	4,367
Consumer	228	(117)	58	24	193
Unallocated	441	0	0	(43)	398

Total Allowance for Loan Losses	$6,857	($671)	$430	$2,047	$8,663

Year Ended December 31, 2012
(In Thousands)	Dec. 31,				Dec. 31,
	2011			Provision	2012
	Balance	Charge-offs	Recoveries	(Credit)	Balance
Allowance for Loan Losses:
Residential mortgage:
Residential mortgage loans - first liens	$3,026	($543)	$18	$118	$2,619
Residential mortgage loans - junior liens	266	(9)	0	(10)	247
Home equity lines of credit	231	0	0	24	255
1-4 Family residential construction	79	0	0	17	96
Total residential mortgage	3,602	(552)	18	149	3,217
Commercial:
Commercial loans secured by real estate	2,004	0	1	(75)	1,930
Commercial and industrial	946	(57)	7	(315)	581
Political subdivisions	0	0	0	0	0
Commercial construction and land	267	(441)	0	408	234
Loans secured by farmland	126	0	0	3	129
Multi-family (5 or more) residential	66	0	0	1	67
Agricultural loans	27	0	0	0	27
Other commercial loans	5	0	0	(2)	3
Total commercial	3,441	(498)	8	20	2,971
Consumer	228	(171)	59	112	228
Unallocated	434	0	0	7	441

Total Allowance for Loan Losses	$7,705	($1,221)	$85	$288	$6,857

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

The following tables summarize the aggregate credit quality classification of outstanding loans by risk rating as of December 31, 2014 and 2013:

December 31, 2014
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$280,094	$1,246	$10,464	$78	$291,882
Residential mortgage loans - junior liens	20,502	112	552	0	21,166
Home equity lines of credit	35,935	294	400	0	36,629
1-4 Family residential construction	16,719	20	0	0	16,739
Total residential mortgage	353,250	1,672	11,416	78	366,416
Commercial:
Commercial loans secured by real estate	133,204	2,775	9,899	0	145,878
Commercial and Industrial	41,751	7,246	1,042	118	50,157
Political subdivisions	17,534	0	0	0	17,534
Commercial construction and land	4,650	266	2,022	0	6,938
Loans secured by farmland	5,990	433	1,468	25	7,916
Multi-family (5 or more) residential	8,629	288	0	0	8,917
Agricultural loans	3,196	0	25	0	3,221
Other commercial loans	13,248	86	0	0	13,334
Total commercial	228,202	11,094	14,456	143	253,895
Consumer	10,095	22	117	0	10,234
Totals	$591,547	$12,788	$25,989	$221	$630,545

December 31, 2013
(In Thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
Residential Mortgage:
Residential mortgage loans - first liens	$286,144	$1,876	$11,629	$182	$299,831
Residential mortgage loans - junior liens	21,694	351	995	0	23,040
Home equity lines of credit	33,821	295	414	0	34,530
1-4 Family residential construction	13,837	0	72	0	13,909
Total residential mortgage	355,496	2,522	13,110	182	371,310
Commercial:
Commercial loans secured by real estate	129,834	5,866	11,368	147	147,215
Commercial and Industrial	32,317	6,697	3,138	235	42,387
Political subdivisions	16,291	0	0	0	16,291
Commercial construction and land	13,792	427	2,036	748	17,003
Loans secured by farmland	8,279	758	1,402	29	10,468
Multi-family (5 or more) residential	10,665	316	4	0	10,985
Agricultural loans	3,169	34	48	0	3,251
Other commercial loans	14,532	99	0	0	14,631
Total commercial	228,879	14,197	17,996	1,159	262,231
Consumer	10,587	6	169	0	10,762
Totals	$594,962	$16,725	$31,275	$1,341	$644,303

The scope of loans evaluated individually for impairment include all loan relationships greater than $200,000 for which there is at least one extension of credit graded Special Mention, Substandard or Doubtful. Also, all loans classified as troubled debt restructurings (discussed in more detail below) and all loan relationships less than $200,000 in the aggregate, but with an estimated loss of $100,000 or more, are individually evaluated for impairment. Loans that are individually evaluated for impairment, but which are not determined to be impaired, are combined with all remaining loans that are not reviewed on a specific basis, and such loans are included within larger pools of loans based on similar risk and loss characteristics for purposes of determining the general component of the allowance. The loans that have been individually evaluated, but which have not been determined to be impaired, are included in the “Collectively Evaluated” column in the table summarizing the allowance and associated loan balances as of December 31, 2014 and 2013.

The following tables present a summary of loan balances and the related allowance for loan losses summarized by portfolio segment and class for each impairment method used as of December 31, 2014 and 2013:

December 31, 2014	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$1,665	$290,217	$291,882	$358	$2,583	$2,941
Residential mortgage loans - junior liens	17	21,149	21,166	0	176	176
Home equity lines of credit	0	36,629	36,629	0	322	322
1-4 Family residential construction	0	16,739	16,739	0	214	214

Total residential mortgage	1,682	364,734	366,416	358	3,295	3,653
Commercial:
Commercial loans secured by real estate	6,537	139,341	145,878	16	1,742	1,758
Commercial and industrial	663	49,494	50,157	82	606	688
Political subdivisions	0	17,534	17,534	0	0	0
Commercial construction and land	1,939	4,999	6,938	211	72	283
Loans secured by farmland	1,470	6,446	7,916	102	63	165
Multi-family (5 or more) residential	0	8,917	8,917	0	87	87
Agricultural loans	25	3,196	3,221	0	31	31
Other commercial loans	0	13,334	13,334	0	131	131

Total commercial	10,634	243,261	253,895	411	2,732	3,143
Consumer	0	10,234	10,234	0	145	145
Unallocated						395

Total	$12,316	$618,229	$630,545	$769	$6,172	$7,336

December 31, 2013	Loans:			Allowance for Loan Losses:
(In Thousands)
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated	Totals	Evaluated	Evaluated	Totals
Residential mortgage:
Residential mortgage loans - first liens	$2,727	$297,104	$299,831	$449	$2,525	$2,974
Residential mortgage loans - junior liens	183	22,857	23,040	100	194	294
Home equity lines of credit	0	34,530	34,530	0	269	269
1-4 Family residential construction	0	13,909	13,909	0	168	168

Total residential mortgage	2,910	368,400	371,310	549	3,156	3,705
Commercial:
Commercial loans secured by real estate	7,988	139,227	147,215	1,577	1,546	3,123
Commercial and industrial	1,276	41,111	42,387	106	485	591
Political subdivisions	0	16,291	16,291	0	0	0
Commercial construction and land	2,776	14,227	17,003	72	195	267
Loans secured by farmland	1,318	9,150	10,468	29	86	115
Multi-family (5 or more) residential	0	10,985	10,985	0	103	103
Agricultural loans	48	3,203	3,251	0	30	30
Other commercial loans	0	14,631	14,631	0	138	138

Total commercial	13,406	248,825	262,231	1,784	2,583	4,367
Consumer	5	10,757	10,762	0	193	193
Unallocated						398

Total	$16,321	$627,982	$644,303	$2,333	$5,932	$8,663

Summary information related to impaired loans as of December 31, 2014 and 2013 is as follows:

(In Thousands)	2014	2013
Impaired loans with a valuation allowance	$3,241	$9,889
Impaired loans without a valuation allowance	9,075	6,432
Total impaired loans	$12,316	$16,321

Valuation allowance related to impaired loans	$769	$2,333

Additional summary information related to impaired loans for 2014, 2013 and 2012 is as follows:

(In Thousands)	2014	2013	2012
Average investment in impaired loans	$14,359	$9,690	$7,209
Interest income recognized on impaired loans	$703	$426	$278
Interest income recognized on a cash basis on impaired loans	$703	$426	$278

The breakdown by portfolio segment and class of nonaccrual loans and loans past due ninety days or more and still accruing is as follows:

(In Thousands)	December 31, 2014		December 31, 2013
	Past Due		Past Due
	90+ Days and		90+ Days and
	Accruing	Nonaccrual	Accruing	Nonaccrual
Residential mortgage:
Residential mortgage loans - first liens	$1,989	$3,440	$2,016	$3,533
Residential mortgage loans - junior liens	82	50	187	110
Home equity lines of credit	49	22	87	62
1-4 Family residential construction	0	0	0	72
Total residential mortgage	2,120	3,512	2,290	3,777
Commercial:
Commercial loans secured by real estate	653	5,804	744	7,096
Commercial and industrial	5	379	17	434
Commercial construction and land	35	1,915	5	2,663
Loans secured by farmland	0	951	0	902
Agricultural loans	0	25	0	35
Total commercial	693	9,074	766	11,130
Consumer	30	24	75	27

Totals	$2,843	$12,610	$3,131	$14,934

The amounts shown in the table immediately above include loans classified as troubled debt restructurings (described in more detail below), if such loans are considered past due ninety days or more, or nonaccrual.

The tables below present a summary of the contractual aging of loans as of December 31, 2014 and 2013:

	As of December 31, 2014				As of December 31, 2013
	Current &				Current &
(In Thousands)	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Less than	30-89	90+		Less than	30-89	90+
	30 Days	Days	Days	Total	30 Days	Days	Days	Total
Residential mortgage:
Residential mortgage loans - first liens	$282,766	$5,443	$3,673	$291,882	$289,483	$6,776	$3,572	$299,831
Residential mortgage loans - junior liens	20,853	190	123	21,166	22,247	506	287	23,040
Home equity lines of credit	36,300	258	71	36,629	34,263	118	149	34,530
1-4 Family residential construction	16,739	0	0	16,739	13,837	0	72	13,909
Total residential mortgage	356,658	5,891	3,867	366,416	359,830	7,400	4,080	371,310

Commercial:
Commercial loans secured by real estate	143,713	883	1,282	145,878	145,055	405	1,755	147,215
Commercial and industrial	49,994	43	120	50,157	41,730	434	223	42,387
Political subdivisions	17,534	0	0	17,534	16,291	0	0	16,291
Commercial construction and land	4,897	91	1,950	6,938	14,303	32	2,668	17,003
Loans secured by farmland	6,811	254	851	7,916	9,267	329	872	10,468
Multi-family (5 or more) residential	8,720	197	0	8,917	10,985	0	0	10,985
Agricultural loans	3,105	91	25	3,221	3,203	13	35	3,251
Other commercial loans	13,334	0	0	13,334	14,631	0	0	14,631
Total commercial	248,108	1,559	4,228	253,895	255,465	1,213	5,553	262,231
Consumer	10,164	40	30	10,234	10,516	171	75	10,762

Totals	$614,930	$7,490	$8,125	$630,545	$625,811	$8,784	$9,708	$644,303

Nonaccrual loans are included in the contractual aging immediately above. A summary of the contractual aging of nonaccrual loans at December 31, 2014 and 2013 is as follows:

	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Total
December 31, 2014 Nonaccrual Totals	$6,959	$369	$5,282	$12,610
December 31, 2013 Nonaccrual Totals	$7,878	$479	$6,577	$14,934

Loans whose terms are modified are classified as Troubled Debt Restructurings (TDRs) if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Loans classified as TDRs are designated as impaired. The outstanding balance of loans subject to TDRs, as well as the contractual aging information at December 31, 2014 and 2013 is as follows:

Troubled Debt Restructurings (TDRs):
	Current &
(In Thousands)	Past Due	Past Due	Past Due
	Less than	30-89	90+
	30 Days	Days	Days	Nonaccrual	Total
December 31, 2014 Totals	$1,725	$82	$0	$5,388	$7,195
December 31, 2013 Totals	$3,254	$13	$0	$908	$4,175

A summary of TDRs that occurred during 2014, 2013 and 2012 is as follows:

Year Ended December 31, 2014		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage,
Residential mortgage loans - first liens	3	$150	$150
Commercial:
Commercial loans secured by real estate	5	6,679	5,193
Commercial and industrial	1	80	80

Year Ended December 31, 2013		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Residential mortgage:
Residential mortgage loans - first liens	6	$677	$677
Residential mortgage loans - junior liens	3	102	102
Commercial:
Commercial loans secured by real estate	2	866	866
Commercial and industrial	3	701	701
Loans secured by farmland	4	512	512
Agricultural loans	1	13	13
Consumer	1	6	6

Year Ended December 31, 2012		Pre-	Post-
(Balances in Thousands)		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial,
Commercial and industrial	1	$65	$65

The TDRs that occurred in 2014 related to residential mortgage loans that included a reduction in payment amount on one contract, an interest only period on one contract and a reduction in interest rate and payment on one contract. The TDRs related to commercial loans in the period ended December 31, 2014 relate to six contracts associated with one relationship. The Corporation entered into a forbearance agreement with this commercial borrower which includes a reduction in monthly payment amounts over a fifteen-month period. At the end of the fifteen-month period, the monthly payment amounts would revert to the original amounts, unless the forbearance agreement is extended or the payment requirements are otherwise modified. The Corporation recorded a charge-off of $1,486,000 in the second quarter 2014 as a result of these modifications, as the payment amounts based on the forbearance agreement are not sufficient to fully amortize the contractual amount of principal outstanding on the loans. The amount of the charge-off was determined based on the excess of the contractual principal due over the present value of the payment amounts provided for in the forbearance agreement, assuming the revised payment amounts would continue until maturity, at the contractual interest rates. After the effect of the $1,486,000 charge-off related to loans to one commercial borrower described above, there was no allowance for loan losses on loans to that borrower at December 31, 2014, while the allowance on the loans amounted to $1,552,000 at December 31, 2013. There were no other changes in the allowance for loan losses related to TDRs that occurred during the year ended December 31, 2014.

The TDRs in 2013 included interest only payments for an extended period of time on fourteen contracts, extensions of the final maturity date on three contracts, reduction in interest rate on two contracts, and reduction in payment amount for one year on one contract. There was no allowance for loan losses on these loans at December 31, 2013 and no change in the allowance for loan losses resulting from these TDRs in the year ended December 31, 2013.

The TDR in 2012 was an extension of the final maturity date and reduction of monthly payments required on the commercial loan. There was no allowance for loan losses on this loan at December 31, 2012. This loan was charged off in 2013, and there had been no allowance for loan losses on this loan prior to charge-off.

In 2012, there were no defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months. For 2014 and 2013, defaults on loans for which modifications considered to be TDRs were entered into within the previous 12 months are summarized as follows:

	Number
	Of	Recorded
	Contracts	Investment
Year Ended December 31, 2014
(Balances in Thousands)
Residential mortgage:
Residential mortgage loans - first liens	3	$257
Residential mortgage loans - junior liens	1	62
Commercial:
Commercial loans secured by real estate	1	429
Commercial construction and land	1	25
Loans secured by farmland	4	490
Agricultural loans	1	13
	Number
	Of	Recorded
	Contracts	Investment
Year Ended December 31, 2013
(Balances in Thousands)
Residential mortgage,
Residential mortgage loans - first liens	1	$85
Commercial,
Commercial loans secured by real estate	2	588
Commercial construction and land	1	110
Agricultural loans	1	13

The events of default in 2014 in the table listed above included the borrowers’ failure to make timely payments under the following circumstances: (1) for one customer relationship including one of the first lien Residential mortgages, the junior lien Residential mortgage, the Loans secured by farmland and the Agricultural loan, monthly payments of interest only were missed; however, in the fourth quarter 2014, the total principal balance of all of the loans except one of the Loans secured by farmland were fully paid off, and the balance on that loan was paid down to a balance at December 31, 2014 of $75,000; (2) for one of the Residential mortgage loans, monthly payments were missed after the interest rate and monthly payment amount had been reduced; (3) for one of the Residential mortgage loans and the Commercial loan secured by real estate, monthly payments of interest only were missed; and (4) for the Commercial construction and land loan, a monthly payment was missed after the term of the loan had been extended. There were no allowances for loan losses recorded on these loans at December 31, 2014.

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

At December 31, 2014 and 2013, the Corporation evaluated loans to the borrowers who defaulted subsequent to restructurings, in determining the specific allowance for loan loss amounts related to the underlying loans. Based on the estimated value of the underlying collateral, net of estimated costs to sell the collateral, the Corporation determined that no allowance for loan losses was required at December 31, 2014 and 2013 for loans for which an event of default had occurred subsequent to restructuring.

9. BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows:

(In Thousands)	December 31,
	2014	2013
Land	$2,818	$2,818
Buildings and improvements	26,973	26,869
Furniture and equipment	17,412	17,087
Construction in progress	98	2
Total	47,301	46,776
Less: accumulated depreciation	(31,045)	(29,346)
Net	$16,256	$17,430

Depreciation expense included in occupancy expense and furniture and equipment expense was as follows:

(In Thousands)	2014	2013	2012
Occupancy expense	$998	$1,022	$1,050
Furniture and equipment expense	942	998	889
Total	$1,940	$2,020	$1,939

10. INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill in 2014 and 2013. The balance in goodwill was $11,942,000 at December 31, 2014 and 2013. The Corporation did not complete any acquisitions in 2014 or 2013.

The Corporation has adopted ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. In testing goodwill for impairment as of December 31, 2014, the Corporation assessed qualitative factors to determine whether it is more likely than not that the fair value of its only reporting unit, its community banking operation, is less than its carrying amount. The qualitative factors assessed included the Corporation’s recent financial performance, economic conditions in the Corporation’s market area, macroeconomic conditions and other factors. Based on the assessment of qualitative factors, the Corporation determined that it is not more likely than not that the fair value of the community banking operation has fallen below its carrying value, and therefore, the Corporation did not perform the more detailed, two-step goodwill impairment test described in Topic 350. Accordingly, there was no goodwill impairment as of December 31, 2014.

Information related to the core deposit intangibles is as follows:

	December 31,
(In Thousands)	2014	2013
Gross amount	$2,034	$2,034
Less: accumulated amortization	(1,982)	(1,947)
Net	$52	$87

Amortization expense was $35,000 in 2014, $51,000 in 2013 and $74,000 in 2012. Estimated amortization expense for each of the ensuing five years is as follows:

(In Thousands)

2015	$22
2016	12
2017	6
2018	4
2019	3

11. DEPOSITS

At December 31, 2014, the scheduled maturities of time deposits are as follows:

(In Thousands)
	2015	$128,966
	2016	64,850
	2017	19,854
	2018	12,128
	2019	8,709
	Thereafter	4,430
		$238,937

Included in interest-bearing deposits are time deposits in the amount of $100,000 or more. As of December 31, 2014, the remaining maturities or time to next re-pricing of time deposits of $100,000 or more are as follows:

(In Thousands)
Three months or less	$38,620
Over 3 months through 12 months	8,910
Over 1 year through 3 years	11,478
Over 3 years	8,786
Total	$67,794

Interest expense from time deposits of $100,000 or more amounted to $563,000 in 2014, $721,000 in 2013 and $1,846,000 in 2012.

12. BORROWED FUNDS

SHORT-TERM BORROWINGS

Short-term borrowings include the following:

(In Thousands)	Dec. 31,	Dec. 31,
	2014	2013
FHLB-Pittsburgh borrowings	$0	$20,000
Customer repurchase agreements	5,537	3,385
Total short-term borrowings	$5,537	$23,385

The weighted average interest rate on total short-term borrowings outstanding was 0.10% at December 31, 2014 and 0.22% at December 31, 2013. The maximum amount of total short-term borrowings outstanding at any month-end was $7,919,000 in 2014, $23,385,000 in 2013 and $20,120,000 in 2012.

The Corporation had available credit with other correspondent banks totaling $45,000,000 at December 31, 2014 and 2013. These lines of credit are primarily unsecured. No amounts were outstanding at December 31, 2014 or December 31, 2013.

The Corporation has a line of credit with the Federal Reserve Bank of Philadelphia’s Discount Window. At December 31, 2014, the Corporation had available credit in the amount of $25,367,000 on this line with no outstanding advances. At December 31, 2013 the Corporation had available credit in the amount of $26,078,000 on this line with no outstanding advances. As collateral for this line, the Corporation has pledged available-for-sale securities with the carrying value of $26,092,000 at December 31, 2014 and $27,188,000 at December 31, 2013.

The FHLB-Pittsburgh loan facilities are collateralized by qualifying loans secured by real estate with a book value totaling $446,780,000 at December 31, 2014 and $453,792,000 at December 31, 2013. Also, the FHLB-Pittsburgh loan facilities require the Corporation to invest in established amounts of FHLB-Pittsburgh stock. The carrying values of the Corporation’s holdings of FHLB-Pittsburgh stock (included in Other Assets) were $1,454,000 at December 31, 2014 and $3,656,000 at December 31, 2013.

At December 31, 2013, the Corporation had a short-term borrowing from the FHLB-Pittsburgh of $20,000,000. This borrowing matured in January 2014 and had an interest rate of 0.24%.

The Corporation engages in repurchase agreements with certain commercial customers. These agreements provide that the Corporation sells specified investment securities to the customers on an overnight basis and repurchases them on the following business day. The weighted average rate paid by the Corporation on customer repurchase agreements was 0.10% at December 31, 2014 and December 31, 2013. The carrying value of the underlying securities was $15,229,000 at December 31, 2014 and $11,269,000 at December 31, 2013.

LONG-TERM BORROWINGS

Long-term borrowings are as follows:
(In Thousands)	Dec. 31,	Dec. 31,
	2014	2013
FHLB-Pittsburgh borrowings	$12,060	$12,338
Repurchase agreements	61,000	61,000
Total long-term borrowings	$73,060	$73,338

Long-term borrowings from FHLB - Pittsburgh are as follows:
(In Thousands)	Dec. 31,	Dec. 31,
	2014	2013
Loan maturing in 2016 with a rate of 6.86%	$107	$153
Loan maturing in 2017 with a rate of 6.83%	16	22
Loan maturing in 2017 with a rate of 3.81%	10,000	10,000
Loan maturing in 2020 with a rate of 4.79%	987	1,146
Loan maturing in 2025 with a rate of 4.91%	950	1,017
Total long-term FHLB-Pittsburgh borrowings	$12,060	$12,338

Repurchase agreements included in long-term borrowings are as follows:

(In Thousands)	Dec. 31,	Dec. 31,
	2014	2013
Agreement maturing in 2017 with a rate of 3.595%	$27,000	$27,000
Agreement maturing in 2017 with a rate of 4.265%	34,000	34,000
Total long-term repurchase agreements	$61,000	$61,000

Each of the repurchase agreements is putable by the issuer at quarterly intervals. The Corporation incurred a loss of $1,023,000 in 2013 on prepayment of $7,000,000 of the agreement with an interest rate of 3.595%. In 2012, the Corporation incurred losses totaling $2,333,000 from prepayment of repurchase agreement obligations, including a loss of $2,190,000 on prepayment of a total $12,000,000 of the agreements shown in the table above.

Securities sold under repurchase agreements were delivered to the broker-dealer who is the counter-party to the transactions. The broker-dealer may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of their operations, and has agreed to resell to the Corporation substantially identical securities at the maturities of the agreements. The Master Repurchase Agreement between the Corporation and the broker-dealer provides that the Agreement constitutes a “netting contract,” as defined; however, the Corporation and the broker-dealer have no other obligations to one another and accordingly, no netting has occurred. The carrying value of the underlying securities was $70,982,000 at December 31, 2014 and $79,814,000 at December 31, 2013. Average daily repurchase agreement borrowings amounted to $61,000,000 in 2014, $62,630,000 in 2013 and $78,790,000 in 2012. The maximum amounts of outstanding borrowings under repurchase agreements with broker-dealers were $61,000,000 in 2014, $68,000,000 in 2013 and $85,000,000 in 2012. The weighted average interest rate on repurchase agreements was 4.02% in 2014, 4.01% in 2013 and 3.97% in 2012.

13. EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

DEFINED BENEFIT PLANS

The Corporation sponsors a defined benefit health care plan that provides postretirement medical benefits and life insurance to employees who meet certain age and length of service requirements. Effective January 1, 2013, this plan was amended so that full-time employees no longer accrue service time toward the Corporation-subsidized portion of the medical benefits. The plan was also amended effective January 1, 2013 to change some of the age and length-of-service requirements for participants to receive some of the benefits provided under the plan. This plan contains a cost-sharing feature, which causes participants to pay for all future increases in costs related to benefit coverage. Accordingly, actuarial assumptions related to health care cost trend rates do not significantly affect the liability balance at December 31, 2014 and December 31, 2013, and are not expected to significantly affect the Corporation's future expenses. The Corporation uses a December 31 measurement date for the postretirement plan.

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

The following table shows the funded status of the defined benefit plans:

(In Thousands)

	Pension:		Postretirement:
	2014	2013	2014	2013
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year	$1,733	$1,783	$1,391	$2,081
Service cost	0	0	34	41
Interest cost	73	71	57	55
Plan participants' contributions	0	0	198	208
Actuarial loss (gain)	76	(104)	(48)	(171)
Plan amendments	0	0	0	(557)
Benefits paid	(16)	(17)	(254)	(266)
Settlement of plan obligation	(781)	0	0	0
Benefit obligation at end of year	$1,085	$1,733	$1,378	$1,391

CHANGE IN PLAN ASSETS:
Fair value of plan assets at
beginning of year	$1,968	$1,842	$0	$0
Actual return on plan assets	37	143	0	0
Employer contribution	0	0	56	58
Plan participants' contributions	0	0	198	208
Benefits paid	(16)	(17)	(254)	(266)
Settlement of plan obligation	(781)	0	0	0
Fair value of plan assets at end of year	$1,208	$1,968	$0	$0
Funded (underfunded) status at end of year	$123	$235	($1,378)	($1,391)

In 2014, there was a distribution from the plan of $781,000, or approximately 42% of the plan’s total accumulated benefit obligation prior to the distribution. The Corporation recognized a loss of $196,000 (included in net periodic benefit cost) in 2014 as a result of this settlement.

At December 31, 2014 and 2013, the following pension plan and postretirement plan asset and liability amounts were recognized in the consolidated balance sheet:

Assets and liabilities:
(In Thousands)	Pension:		Postretirement:
	2014	2013	2014	2013
Other assets	$123	$235
Accrued interest and other liabilities			$1,378	$1,391

At December 31, 2014 and 2013, the following items included in accumulated other comprehensive income (loss) had not been recognized as components of expense:

Items not yet recognized as a component
of net periodic benefit cost:
(In Thousands)	Pension:		Postretirement:
	2014	2013	2014	2013
Prior service cost	$0	$0	($402)	($433)
Net actuarial loss	269	357	11	59
Total	$269	$357	($391)	($374)

For the defined benefit pension plan, amortization of the net actuarial loss is expected to be $10,000 in 2015. For the postretirement plan, the estimated amount of prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is a reduction in expense of $31,000, and no net actuarial loss is expected to be amortized in 2015.

The accumulated benefit obligation for the defined benefit pension plan was $1,085,000 at December 31, 2014 and $1,733,000 at December 31, 2013.

The components of net periodic benefit costs from defined benefit plans are as follows:

(In Thousands)	Pension:			Postretirement:
	2014	2013	2012	2014	2013	2012
Service cost	$0	$0	$0	$34	$41	$91
Interest cost	73	71	72	57	55	81
Expected return on plan assets	(88)	(90)	(72)	0	0	0
Amortization of transition (asset) obligation	0	0	0	0	0	37
Amortization of prior service cost	0	0	0	(31)	(31)	13
Recognized net actuarial loss	19	32	27	0	1	0
Loss on settlement	196	0	0	0	0	0
Total net periodic benefit cost	$200	$13	$27	$60	$66	$222

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension:			Postretirement:
	2014	2013	2012	2014	2013	2012
Citizens Trust Company Retirement Plan
and postretirement plan:
Discount rate	4.50%	4.00%	4.50%	4.00%	4.00%	4.50%
Expected return on plan assets	5.31%	5.31%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

The weighted-average assumptions used to determine benefit obligations as of December 31, 2014 and 2013 are as follows:

	Pension:		Postretirement:
	2014	2013	2014	2013
Discount rate	3.75%	4.50%	4.00%	4.75%
Rate of compensation increase	N/A	N/A	N/A	N/A

Estimated future benefit payments, including only estimated employer contributions for the postretirement plan, which reflect expected future service, are as follows:

(In Thousands)	Pension	Postretirement
2015	$235	$88
2016	41	87
2017	16	88
2018	401	97
2019	38	98
2020-2024	208	515

No estimated minimum contribution to the defined benefit pension plan is required in 2015, though the Corporation may make discretionary contributions.

The expected return on pension plan (Citizens Trust Company Retirement Plan) assets is a significant assumption used in the calculation of net periodic benefit cost. This assumption reflects the average long-term rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.

The fair values of pension plan assets at December 31, 2014 and 2013 are as follows:

	2014	2013
Cash and cash equivalents	3%	36%
Debt securities	37%	24%
Equity securities	47%	30%
Alternative funds	13%	10%
Total	100%	100%

C&N Bank’s Trust and Financial Management Department manages the investment of the Citizens Trust Company Retirement Plan (pension plan) assets. Most of the Plan’s securities are mutual funds, including mutual funds principally invested in debt securities, mutual funds invested in a diversified mix of large, mid- and small-capitalization U.S. stocks, foreign stocks, and mutual funds invested in alternative asset classes such as real estate, commodities, and inflation-protected securities. The fair values of plan assets are determined based on Level 1 inputs (as described in Note 6). At December 31, 2014 and 2013, the targeted asset allocation for pension plan was 26% equity securities, 61% debt securities, 11% alternative assets and 2% cash. The pension plan’s assets do not include any shares of the Corporation’s common stock.

PROFIT SHARING AND DEFERRED COMPENSATION PLANS

The Corporation has a profit sharing plan that incorporates the deferred salary savings provisions of Section 401(k) of the Internal Revenue Code. The Corporation’s matching contributions to the Plan depend upon the tax deferred contributions of employees. The Corporation’s total basic and matching contributions were $595,000 in 2014, $557,000 in 2013 and $587,000 in 2012.

The Corporation has an Employee Stock Ownership Plan (ESOP). Contributions to the ESOP are discretionary, and the ESOP uses funds contributed to purchase Corporation stock for the accounts of ESOP participants. These purchases are made on the market (not directly from the Corporation), and employees are not permitted to purchase Corporation stock under the ESOP. The ESOP includes a diversification feature, which allows participants, upon reaching age 55 and 10 years of service (as defined), to sell up to 50% of their Corporation shares back to the ESOP over a period of 6 years. As of December 31, 2014 and 2013, there were no shares allocated for repurchase by the ESOP.

Dividends paid on shares held by the ESOP are charged to retained earnings. All Corporation shares owned through the ESOP are included in the calculation of weighted-average shares outstanding for purposes of calculating earnings per share - basic and diluted. The ESOP held 409,197 shares of Corporation stock at December 31, 2014 and 362,888 shares at December 31, 2013, all of which had been allocated to Plan participants. The Corporation’s contributions to the ESOP totaled $512,000 in 2014, $509,000 in 2013 and $507,000 in 2012.

The Corporation also has a nonqualified supplemental deferred compensation arrangement with its key officers. Charges to operating expense for officers’ supplemental deferred compensation were $138,000 in 2014, $186,000 in 2013 and $140,000 in 2012.

STOCK-BASED COMPENSATION PLANS

The Corporation has a Stock Incentive Plan for a selected group of senior officers. A total of 850,000 shares of common stock may be issued under the Stock Incentive Plan. Awards may be made under the Stock Incentive Plan in the form of qualified options (“Incentive Stock Options,” as defined in the Internal Revenue Code), nonqualified options, stock appreciation rights or restricted stock. Historically through December 31, 2014, all awards made under this Plan have consisted of Incentive Stock Options or restricted stock. Incentive Stock Options have an exercise price equal to the market value of the stock at the date of grant, vest after 6 months and expire after 10 years. Restricted stock awards issued under the Stock Incentive Plan vest ratably over terms ranging from 3-4 years, and most of the restricted stock awards issued under this Plan in 2014, 2013 and 2012 include a condition that the Corporation must meet an annual targeted return on average equity (“ROAE”) performance ratio, as defined, in order for participants to vest. The Corporation met the ROAE target for the 2014, 2013 and 2012 plan years. For 2014 restricted stock awards to individuals who are substantially involved in mortgage lending, vesting is not dependent on the Corporation’s ROAE. There are 286,386 shares available for issuance under the Stock Incentive Plan as of December 31, 2014.

Also, the Corporation has an Independent Directors Stock Incentive Plan. This plan permits awards of nonqualified stock options and/or restricted stock to non-employee directors. A total of 135,000 shares of common stock may be issued under the Independent Directors Stock Incentive Plan. The recipients’ rights to exercise stock options under this plan expire 10 years from the date of grant. The exercise prices of all stock options awarded under the Independent Directors Stock Incentive Plan are equal to market value as of the dates of grant. The restricted stock awards granted through the end of 2014 vest ratably over 3 years. There are 30,775 shares available for issuance under the Independent Directors Stock Incentive Plan as of December 31, 2014.

The Corporation records stock option expense based on estimated fair value calculated using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2014	2013	2012
Volatility	39%	41%	41%
Expected option lives	8 Years	8 Years	7 Years
Risk-free interest rate	2.85%	1.60%	1.53%
Dividend yield	4.33%	3.69%	3.97%

Management estimated the lives for options based on the Corporation’s average historical experience with both plans. The Corporation utilized its historical volatility and dividend yield over the immediately prior 8-year period to estimate future levels of volatility and dividend yield for the 2014 and 2013 awards, and utilized its historical volatility and dividend yield over the immediately prior 7-year period in estimating the value of the 2012 awards. The risk-free interest rate was based on the published yield of zero-coupon U.S. Treasury strips as of the grant date, with a maturity coinciding with the estimated option lives.

Total stock-based compensation expense is as follows:

(In Thousands)	2014	2013	2012
Stock options	$153	$242	$247
Restricted stock	412	454	320
Total	$565	$696	$567

A summary of stock option activity is presented below:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	358,176	$19.03	337,670	$19.08	301,797	$19.05
Granted	39,027	$20.45	64,050	$19.21	64,757	$18.54
Exercised	(50,415)	$17.57	(10,656)	$17.22	(17,284)	$16.20
Forfeited	(16,424)	$20.03	(14,135)	$20.13	(6,830)	$21.51
Expired	(14,207)	$26.59	(18,753)	$20.73	(4,770)	$17.00
Outstanding, end of year	316,157	$19.05	358,176	$19.03	337,670	$19.08
Options exercisable at year-end	316,157	$19.05	358,176	$19.03	337,670	$19.08
Weighted-average fair value of options granted		$5.50		$5.56		$5.15
Weighted-average fair value of options forfeited		$4.89		$3.77		$4.03

The weighted-average remaining contractual term of outstanding stock options at December 31, 2014 was 5.4 years. The aggregate intrinsic value of stock options outstanding (excluding options issued at exercise prices greater than the final closing price of the Corporation’s stock in 2014) was $668,000 at December 31, 2014. The total intrinsic value of options exercised was $90,000 in 2014, $29,000 in 2013 and $72,000 in 2012.

The following summarizes non-vested stock options and restricted stock activity as of and for the year ended December 31, 2014:

	Stock Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Outstanding, December 31, 2013	0		67,878	$18.67
Granted	39,027	$5.50	16,711	$20.40
Vested	(39,027)	$5.50	(24,695)	$18.18
Forfeited	0		(7,458)	$19.47
Outstanding, December 31, 2014	0		52,436	$19.34

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. As of December 31, 2014, there was $604,000 total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.

In the first two months of 2015, the Corporation awarded 22,496 shares of restricted stock under the Stock Incentive Plan and 7,130 shares of restricted stock under the Independent Directors Stock Incentive Plans. The 2015 restricted stock awards under the Stock Incentive Plan vest ratably over four years, and vesting for 20,298 of the restricted shares depends on the Corporation meeting a ROAE target each year. The 2015 restricted stock issued under the Independent Directors Stock Incentive Plan vests over one year. Total estimated stock-based compensation for 2015 is $628,000. The restricted stock awards made in the first two months of 2015 are not included in the tables above.

The Corporation has issued shares from treasury stock for almost all stock option exercises through December 31, 2014. Management does not anticipate that stock repurchases will be necessary to accommodate stock option exercises in 2015.

14. INCOME TAXES

The net deferred tax asset at December 31, 2014 and 2013 represents the following temporary difference components:

	December 31,	December 31,
(In Thousands)	2014	2013
Deferred tax assets:
Unrealized holding losses on securities	$0	$541
Net realized losses on securities	144	91
Allowance for loan losses	2,568	3,032
Credit for alternative minimum tax paid	537	1,905
Other deferred tax assets	2,595	2,332
Total deferred tax assets	5,844	7,901

Deferred tax liabilities:
Unrealized holding gains on securities	2,844	0
Defined benefit plans - ASC 835	43	6
Bank premises and equipment	1,134	1,314
Core deposit intangibles	18	30
Other deferred tax liabilities	137	207
Total deferred tax liabilities	4,176	1,557
Deferred tax asset, net	$1,668	$6,344

The provision for income taxes includes the following:

(In thousands)	2014	2013	2012
Currently payable	$4,280	$4,125	$4,545
Tax expense resulting from allocations
of certain tax benefits to equity or as a
reduction in other assets	158	219	121
Deferred	1,254	1,839	3,760
Total provision	$5,692	$6,183	$8,426

A reconciliation of income tax at the statutory rate to the Corporation’s effective rate is as follows (amounts in thousands):

(Amounts in thousands)	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Expected provision	$7,973	35.00	$8,672	35.00	$10,896	35.00
Tax-exempt interest income	(1,982)	(8.70)	(2,137)	(8.62)	(2,287)	(7.35)
Nondeductible interest expense	56	0.25	60	0.24	92	0.30
Dividends received deduction	(79)	(0.35)	(76)	(0.31)	(78)	(0.25)
Increase in cash surrender value of life insurance	(132)	(0.58)	(140)	(0.57)	(159)	(0.51)
Employee stock option compensation	41	0.18	67	0.27	62	0.20
Tax benefit from limited partnership investment	(83)	(0.36)	(85)	(0.34)	0	0.00
Other, net	(101)	(0.45)	(178)	(0.72)	(100)	(0.32)
Effective income tax provision	$5,692	24.99	$6,183	24.95	$8,426	27.07

The Corporation has investments in three limited partnerships that manage affordable housing projects that have qualified for the federal low-income housing tax credit. The Corporation’s expected return from these investments is based on the receipt of tax credits and tax benefits from deductions of operating losses. The Corporation uses the effective yield method to account for these investments, with the benefits recognized as a reduction of the provision for income taxes. For two of the three limited partnership investments, the tax credits have been received in full in prior years, and the Corporation has fully realized the benefits of the credits and amortized its initial investments in the partnerships. The most recent affordable housing project was completed in 2013, and the Corporation expects to receive tax credits over a 10-year period beginning in 2013. At December 31, 2014, the carrying amount of the Corporation’s investment is $906,000 (included in Other Assets in the consolidated balance sheets). In 2013, the Corporation received tax credits and other tax benefits totaling $160,000, and recognized a reduction of the provision for income tax of $85,000. The estimated amount of tax credits and other tax benefits to be received for 2014 is $159,000, and the amount recognized as a reduction of the provision for income taxes for 2014 is $83,000.

The Corporation has no unrecognized tax benefits, nor pending examination issues related to tax positions taken in preparation of its income tax returns. With limited exceptions, the Corporation is no longer subject to examination by the Internal Revenue Service for years prior to 2011.

15. RELATED PARTY TRANSACTIONS

Loans to executive officers, directors of the Corporation and its subsidiaries and any associates of the foregoing persons are as follows:

(In Thousands)	Beginning	New		Other	Ending
	Balance	Loans	Repayments	Changes	Balance
12 directors, 8 executive officers 2014	$12,547	$188	($1,358)	$646	$12,023
11 directors, 8 executive officers 2013	14,125	1,110	(2,723)	35	12,547
11 directors, 7 executive officers 2012	12,997	2,517	(1,424)	35	14,125

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

Deposits from related parties held by the Corporation amounted to $3,203,000 at December 31, 2014 and $3,897,000 at December 31, 2013.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2014 and 2013 are as follows:

(In Thousands)	2014	2013
Commitments to extend credit	$143,863	$139,866
Standby letters of credit	13,415	21,590

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

Standby letters of credit are conditional commitments issued by the Corporation guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Some of the standby letters of credit are collateralized by real estate or other assets, and others are unsecured. The extent to which proceeds from liquidation of collateral would be expected to cover the maximum potential amount of future payments related to standby letters of credit is not estimable. The Corporation has recorded no liability associated with standby letters of credit as of December 31, 2014 and 2013.

Standby letters of credit as of December 31, 2014 expire as follows:

Amount
Year of Expiration	(In Thousands)
2015	$8,932
2016	2,183
2017	60
2019	30
2020 and Thereafter	2,210
Total	$13,415

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and C&N Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Corporation and C&N Bank meet all capital adequacy requirements to which they are subject.

To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the following table. The Corporation’s and C&N Bank’s actual capital amounts and ratios are also presented in the following table:

					Minimum To Be Well
(Dollars in Thousands)			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014:
Total capital to risk-weighted assets:
Consolidated	$179,588	27.60%	$52,051	³8%	n/a	n/a
C&N Bank	156,420	24.33%	51,442	³8%	$64,303	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	170,880	26.26%	26,026	³4%	n/a	n/a
C&N Bank	149,055	23.18%	25,721	³4%	38,582	³6%
Tier 1 capital to average assets:
Consolidated	170,880	13.89%	49,224	³4%	n/a	n/a
C&N Bank	149,055	12.22%	48,798	³4%	60,998	³5%

December 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$177,693	26.60%	$53,449	³8%	n/a	n/a
C&N Bank	162,610	24.65%	52,783	³8%	$65,979	³10%
Tier 1 capital to risk-weighted assets:
Consolidated	168,039	25.15%	26,724	³4%	n/a	n/a
C&N Bank	154,323	23.39%	26,392	³4%	39,588	³6%
Tier 1 capital to average assets:
Consolidated	168,039	13.78%	48,783	³4%	n/a	n/a
C&N Bank	154,323	12.77%	48,348	³4%	60,435	³5%

Banking regulators limit the amount of dividends that may be paid by C&N Bank to the Corporation. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $84,022,000 at December 31, 2014, subject to the minimum capital ratio requirements noted above.

Restrictions imposed by federal law prohibit the Corporation from borrowing from C&N Bank unless the loans are secured in specific amounts. Such secured loans to the Corporation are generally limited to 10% of C&N Bank’s tangible stockholder’s equity (excluding accumulated other comprehensive income) or $15,580,000 at December 31, 2014.

19. PARENT COMPANY ONLY

The following is condensed financial information for Citizens & Northern Corporation:

CONDENSED BALANCE SHEET	December 31,
(In Thousands)	2014	2013
ASSETS
Cash	$9,624	$2,297
Investment in subsidiaries:
Citizens & Northern Bank	164,551	163,711
Citizens & Northern Investment Corporation	10,822	10,216
Bucktail Life Insurance Company	3,336	3,254
Other assets	36	0
TOTAL ASSETS	$188,369	$179,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	$7	$6
Stockholders' equity	188,362	179,472
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$188,369	$179,478

CONDENSED INCOME STATEMENT
(In Thousands)	2014	2013	2012
Dividends from Citizens & Northern Bank	$22,608	$11,108	$9,245
Expenses	(112)	(108)	(105)
Income before equity in undistributed income
of subsidiaries	22,496	11,000	9,140
Equity in undistributed (loss) income of subsidiaries	(5,410)	7,594	13,565
NET INCOME	$17,086	$18,594	$22,705

CONDENSED STATEMENT OF CASH FLOWS
(In Thousands)
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,086	$18,594	$22,705
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed net loss (income) of
Subsidiaries	5,410	(7,594)	(13,565)
(Increase) decrease in other assets	(36)	7	116
Increase in other liabilities	1	0	6
Net Cash Provided by Operating Activities	22,461	11,007	9,262

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of treasury stock	123	184	229
Tax benefit from compensation plans, net	137	127	104
Purchase of treasury stock	(4,002)	0	0
Dividends paid	(11,392)	(10,916)	(9,061)
Net Cash Used in Financing Activities	(15,134)	(10,605)	(8,728)

INCREASE IN CASH AND CASH EQUIVALENTS	7,327	402	534
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,297	1,895	1,361
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,624	$2,297	$1,895

20. SUMMARY OF QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents summarized quarterly financial data for 2014 and 2013:

	2014 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,406	$11,563	$11,572	$11,468
Interest expense	1,288	1,290	1,287	1,257
Net interest income	10,118	10,273	10,285	10,211
(Credit) provision for loan losses	(311)	446	218	123
Net interest income after (credit) provision for loan losses	10,429	9,827	10,067	10,088
Other income	3,751	3,980	3,887	3,802
Net gains on available-for-sale securities	31	103	760	210
Other expenses	8,524	8,347	9,036	8,250
Income before income tax provision	5,687	5,563	5,678	5,850
Income tax provision	1,399	1,400	1,411	1,482
Net income available to common shareholders	$4,288	$4,163	$4,267	$4,368
Net income per share – basic	$0.35	$0.33	$0.34	$0.36
Net income per share – diluted	$0.34	$0.33	$0.34	$0.35

	2013 Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$12,647	$12,355	$12,027	$11,885
Interest expense	1,600	1,415	1,396	1,354
Net interest income	11,047	10,940	10,631	10,531
Provision for loan losses	183	66	239	1,559
Net interest income after provision for loan losses	10,864	10,874	10,392	8,972
Other income	3,843	4,191	4,293	4,124
Net gains on available-for-sale securities	1,159	100	193	266
Loss on prepayment of debt	1,023	0	0	0
Other expenses	8,553	8,520	8,610	7,788
Income before income tax provision	6,290	6,645	6,268	5,574
Income tax provision	1,584	1,671	1,579	1,349
Net income available to common shareholders	$4,706	$4,974	$4,689	$4,225
Net income per share – basic	$0.38	$0.40	$0.38	$0.34
Net income per share – diluted	$0.38	$0.40	$0.38	$0.34

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited the accompanying consolidated balance sheets of Citizens & Northern Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. Citizens & Northern Corporation and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens & Northern Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LLP

Williamsport, Pennsylvania
February 26, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation’s management, under the supervision of and with the participation of the Corporation’s Interim Chief Executive Officer and Interim Chief Financial Officer, has carried out an evaluation of the design and effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be disclosed in reports the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Corporation’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Corporation’s system of internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Corporation’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of the Corporation’s management and directors; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Corporation’s management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and based on such criteria, we believe that, as of December 31, 2014, the Corporation’s internal control over financial reporting was effective.

Baker Tilly Virchow Krause LLP, the independent registered public accounting firm that audited the Corporation’s consolidated financial statements, has issued an audit report on the Corporation’s internal control over financial reporting as of December 31, 2014. That report appears below.

February 26, 2015	By:	/s/ Mark A. Hughes
Date		Interim President and Chief Executive Officer

February 26, 2015	By:	/s/ Anthony Peluso
Date		Interim Treasurer and Chief Financial Officer

Report Of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Citizens & Northern Corporation:

We have audited Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Citizens & Northern Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Citizens & Northern Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Citizens and Northern Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Citizens & Northern Corporation and subsidiaries, and our report dated February 26, 2015 expressed an unqualified opinion.

/s/ Baker Tilly Virchow Krause, LL

Williamsport, Pennsylvania
February 26, 2015

ITEM 9B. OTHER INFORMATION

There was no information the Corporation was required to disclose in a report on Form 8-K during the fourth quarter 2014 that was not disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors and Executive Officers is incorporated herein by reference to disclosure under the captions “Proposal 1 - Election of Directors,” “Executive Officers,” “Information Concerning Security Ownership” and “Meetings and Committees of the Board of Directors” of the Corporation’s proxy statement dated March 13, 2015 for the annual meeting of stockholders to be held on April 23, 2015.

The Corporation’s Board of Directors has adopted a Code of Ethics, available on the Corporation’s web site at www.cnbankpa.com for the Corporation’s employees, officers and directors. (The provisions of the Code of Ethics are also included in the Corporation’s employee handbook.)

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to disclosure under the captions “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Corporation’s proxy statement dated March 13, 2015 for the annual meeting of stockholders to be held on April 23, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to disclosure under the caption “Beneficial Ownership of Executive Officers and Directors” of the Corporation’s proxy statement dated March 13, 2015 for the annual meeting of stockholders to be held on April 23, 2015.

“Equity Compensation Plan Information” as required by Item 201(d) of Regulation S-K is incorporated by reference herein from Item 5 (Market for Registrant’s Common Equity and Related Stockholder Matters) of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning loans and deposits with Directors and Executive Officers is provided in Note 15 to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Annual Report on Form 10-K. Additional information, including information concerning director independence, is incorporated herein by reference to disclosure appearing under the captions “Director Independence” and "Related Person Transaction and Policies" of the Corporation's proxy statement dated March 13, 2015 for the annual meeting of stockholders to be held on April 23, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning services provided by the Corporation’s independent auditor Baker Tilly Virchow Krause LLP , the audit committee’s pre-approval policies and procedures for such services, and fees paid by the Corporation to that firm, is incorporated herein by reference to disclosure under the caption “Fees of Independent Public Accountants” of the Corporation’s proxy statement dated March 13, 2015 for the annual meeting of stockholders to be held on April 23, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1). The following consolidated financial statements are set forth in Part II, Item 8:

Page
Report of Independent Registered Public Accounting Firm	83

Financial Statements:
Consolidated Balance Sheets - December 31, 2014 and 2013	38
Consolidated Statements of Income - Years Ended
December 31, 2014, 2013 and 2012	39
Consolidated Statements of Comprehensive Income - Years
Ended December 31, 2014, 2013 and 2012	40
Consolidated Statements of Changes in Stockholders' Equity -
Years Ended December 31, 2014, 2013 and 2012	41
Consolidated Statements of Cash Flows - Years Ended
December 31, 2014, 2013 and 2012	42
Notes to Consolidated Financial Statements	43-82

(a)(2) Financial statement schedules are not applicable or included in the financial statements or related notes.

2. Plan of acquisition, reorganization, arrangement,	Not applicable
liquidation or succession

3. (i) Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of
the Corporation's Form 8-K filed
September 21, 2009

3. (ii) By-laws	Incorporated by reference to Exhibit 3.2 of the
Corporation's Form 8-K filed September 21, 2009

4. Instruments defining the rights of Security holders, including
indentures	Not applicable

9. Voting trust agreement	Not applicable

10. Material contracts:
10.1 Form of Restricted Stock agreement dated January 5, 2015	Filed herewith
between the Corporation and certain officers pursuant to
the Citizens & Northern Corporation Stock Incentive Plan

10.2 Form of Restricted Stock agreement dated January 5, 2015	Filed herewith
between the Corporation and certain mortgage lending officers pursuant to the Citizens & Northern Corporation Stock
Incentive Plan

10.3 Form of Restricted Stock agreement dated January 5, 2015	Filed herewith
between the Corporation and its independent directors
pursuant to the Citizens & Northern Corporation
Independent Directors Stock Incentive Plan

10.4 Form of Restricted Stock agreement dated February 5, 2015	Filed herewith
between the Corporation and Mark A. Hughes pursuant to
the Citizens & Northern Corporation Stock Incentive Plan

10.5 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.1 filed with
the Corporation and Charles H. Updegraff, Jr.	Corporation’s Form 8-K on September 19, 2013

10.6 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.2 filed with
the Corporation and Mark A. Hughes	Corporation’s Form 8-K on September 19, 2013

10.7 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.3 filed with
the Corporation and Harold F. Hoose, III	Corporation’s Form 8-K on September 19, 2013

10.8 Employment agreement dated September 19, 2013 between	Incorporated by reference to Exhibit 10.4 filed with
the Corporation and Deborah E. Scott	Corporation’s Form 8-K on September 19, 2013

10.9 Form of Indemnification Agreement dated February 9,	Filed herewith
2015 between the Corporation and Stan R. Dunsmore

10.10 Form of Indemnification Agreement dated January 2, 2013	Incorporated by reference to Exhibit 10.5 filed with
between the Corporation and Shelley L. D'Haene	Corporation’s Form 10-K on February 21, 2013

10.11 Form of Indemnification Agreement dated January 19,	Incorporated by reference to Exhibit 10.6 filed
2011 between the Corporation and John M. Reber	with Corporation's Form 10-K on Feb. 28, 2011

10.12 Change in Control Agreement dated January 2, 2013	Incorporated by reference to Exhibit 10.7 filed with
between the Corporation and Shelley L. D'Haene	Corporation’s Form 10-K on February 21, 2013

10.13 Change in Control Agreement dated April 15, 2008	Incorporated by reference to Exhibit 10.9
between the Corporation and George M. Raup	filed with the Corporation's Form 10-K
on March 6, 2009

10.14 Form of Indemnification Agreements dated May 2004	Incorporated by reference to Exhibit 10.1
between the Corporation and the Directors and certain officers	filed with the Corporation's Form 10-K
on March 11, 2005

10.15 Change in Control Agreement dated December 31, 2003	Incorporated by reference to Exhibit 10.2
between the Corporation and Thomas L. Rudy, Jr.	filed with the Corporation's Form 10-K
10.16 Employment Agreement to be effective as of March 2, 2015 between the Corporation, Citizens & Northern Bank and J. Bradley Scovill	on March 11, 2005 Incorporated by reference to Exhibit 10.1 filed with the Corporation’s Form 8-K on February 9, 2015

10.17 Third Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual meeting
of stockholders held on April 15, 2008

10.18 Second Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.5
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.19 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit 10.6
Stock Incentive Plan	filed with the Corporation's Form 10-K
on March 10, 2004

10.20 Citizens & Northern Corporation Stock Incentive Plan	Incorporated by reference to Exhibit 10.7
filed with the Corporation's Form 10-K
on March 10, 2004

10.21 First Amendment to Citizens & Northern Corporation	Incorporated by reference to Exhibit B to
Independent Directors Stock Incentive Plan	the Corporation's proxy statement
dated March 18, 2008 for the annual
meeting of stockholders held on April 15, 2008

10.22 Citizens & Northern Corporation Independent Directors	Incorporated by reference to Exhibit A to
Stock Incentive Plan	the Corporation's proxy statement
dated March 19, 2001 for the annual
meeting of stockholders held on
April 17, 2001.

10.23 Citizens & Northern Corporation Supplemental Executive	Incorporated by reference to Exhibit 10.21
Retirement Plan (as amended and restated)	filed with the Corporation's Form 10-K
on March 6, 2009

11. Statement re: computation of per share earnings	Information concerning the computation of
earnings per share is provided in Note 4
to the Consolidated Financial Statements,
which is included in Part II, Item 8 of Form 10-K

12. Statements re: computation of ratios	Not applicable

13. Annual report to security holders, Form 10-Q or	Not applicable
quarterly report to security holders

14. Code of ethics	The Code of Ethics is available through the
Corporation's website at www.cnbankpa.com.
To access the Code of Ethics, click on
"Investor Relations," followed by "Corporate
Governance" and "Code of Ethics."

16. Letter re: change in certifying accountant	Incorporated by reference to Exhibit
16 filed with the Corporation’s Form 8-K on October 2, 2014.
18. Letter re: change in accounting principles	Not applicable

21. Subsidiaries of the registrant	Filed herewith

22. Published report regarding matters submitted to	Not applicable
vote of security holders

23. Consents of experts and counsel	Filed herewith

24. Power of attorney	Not applicable

31. Rule 13a-14(a)/15d-14(a) certifications:
31.1 Certification of Chief Executive Officer	Filed herewith
31.2 Certification of Chief Financial Officer	Filed herewith

32. Section 1350 certifications	Filed herewith

33. Report on assessment of compliance with servicing criteria for
asset-backed securities	Not applicable

34. Attestation report on assessment of compliance with servicing
criteria for asset-backed securities	Not applicable

35. Service compliance statement	Not applicable

99. Additional exhibits:
99.1 Additional information mailed or made available online to	Filed herewith
shareholders with proxy statement and Form 10-K on
March 13, 2015

100. XBRL-related documents	Not applicable

101. Interactive data file	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Citizens & Northern Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

By: /s/ Mark A. Hughes
Interim President and Chief Executive Officer

Date: February 26, 2015

By: /s/ Anthony Peluso
Interim Treasurer and Principal Accounting Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BOARD OF DIRECTORS

/s/	Dennis F. Beardslee	/s/	Edward H. Owlett, III
	Dennis F. Beardslee		Edward H. Owlett, III
	Date: February 26, 2015		Date: February 26, 2015

/s/	Jan E. Fisher	/s/	Leonard Simpson
	Jan E. Fisher		Leonard Simpson
	Date: February 26, 2015		Date: February 26, 2015

/s/	R. Bruce Haner	/s/	James E. Towner
	R. Bruce Haner		James E. Towner
	Date: February 26, 2015		Date: February 26, 2015

/s/	Susan E. Hartley	/s/	Ann M. Tyler
	Susan E. Hartley		Ann M. Tyler
	Date: February 26, 2015		Date: February 26, 2015

/s/	Leo F. Lambert	/s/	Mark A. Hughes
	Leo F. Lambert		Mark A. Hughes
	Date: February 26, 2015		Date: February 26, 2015

